Form 10-Q
period 2002-09-30
HAWAIIAN HOLDINGS  INC
filed 2002-11-15
CIK 1172222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0879698
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3375 Koapaka Street, Suite G-350
Honolulu, Hawaii	96819
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (808) 835-3700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes      ☐  No

As of November 10, 2002, 28,062,464 shares of Common Stock were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Operations (in thousands, except per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Operating Revenues:
Passenger	$153,442	$139,599	$390,350	$383,304
Charter	10,670	20,304	34,830	63,900
Cargo	5,464	5,291	15,095	16,908
Other	9,671	6,350	25,111	18,977
Total	179,247	171,544	465,386	483,089

Operating Expenses:
Wages and benefits	50,435	45,402	154,967	137,006
Aircraft fuel, including taxes and oil	27,633	29,860	69,933	88,731
Maintenance materials and repairs	22,785	26,314	68,863	76,439
Aircraft rentals	20,526	10,170	57,011	24,153
Other rentals and landing fees	7,181	5,861	17,595	17,746
Sales commissions	1,568	4,999	11,881	12,625
Depreciation and amortization	2,299	4,120	6,180	11,177
Restructuring charges	—	—	—	(3,600)
Stabilization Act grant	—	(8,500)	680	(8,500)
Other	40,454	34,075	115,629	100,580
Total	172,881	152,301	502,739	456,357

Operating Income (Loss)	6,366	19,243	(37,353)	26,732

Nonoperating Income (Expense):
Interest income (expense), net	(89)	749	(28)	1,467
Loss on disposition of equipment	(19)	—	(173)	(31)
Other, net	187	610	238	508
Total	79	1,359	37	1,944

Income (Loss) Before Income Taxes	6,445	20,602	(37,316)	28,676

Income Tax Provision	—	(9,271)	(5,904)	(12,904)

Net Income (Loss)	$6,445	$11,331	$(43,220)	$15,772

Net Income (Loss) Per Common Stock Share:
Basic	$0.23	$0.34	$(1.35)	$0.47
Diluted	$0.23	$0.33	$(1.35)	$0.46

Weighted Average Number of Common Stock Shares Outstanding:
Basic	27,884	33,770	31,973	33,734
Diluted	28,306	34,536	31,973	34,407

See accompanying notes to consolidated financial statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Balance Sheets (in thousands)

	September 30,
	2002	December 31,
	(Unaudited)	2001

ASSETS
Current Assets:
Cash and cash equivalents	$53,714	$102,860
Restricted cash	28,564	26,910
Accounts receivable, net	25,559	35,010
Inventories, net	5,930	4,675
Deferred tax assets, net	—	3,000
Prepaid expenses and other	11,408	6,877
Total current assets	125,175	179,332

Property and equipment, less accumulated depreciation and amortization of $37,383 and $33,159 in 2002 and 2001, respectively	45,138	45,256
Long-term prepayments and other	45,497	49,482
Deferred tax assets, net	—	2,904
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	28,320

Total Assets	$244,130	$305,294

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$55,059	$71,926
Air traffic liability	133,045	110,641
Other accrued liabilties	53,350	59,824
Current portion of long-term debt	2,174	5,469
Current portion of capital lease obligations	1,218	1,516
Total current liabilities	244,846	249,376

Long-term debt	1,325	1,673
Capital lease obligations	2,643	3,308
Accumulated pensions and other postretirement benefit obligations	70,756	63,451
Other liabilities and deferred credits	10,504	8,696

Shareholders’ Deficit:
Common and Special Preferred Stock	423	415
Capital in excess of par value	59,134	84,592
Notes receivable from Common Stock sales	(1,560)	(1,560)
Accumulated deficit	(92,040)	(48,820)
Accumulated other comprehensive income (loss)	(51,901)	(55,837)

Shareholders’ deficit	(85,944)	(21,210)

Total Liabilities and Shareholders’ Deficit	$244,130	$305,294

See accompanying notes to consolidated financial statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Cash Flows From Operating Activities:
Net income (loss)	$(43,220)	$15,772
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,754	8,640
Amortization	426	2,537
Income tax provision	5,904	12,904
Net periodic postretirement benefit cost	1,791	1,033
Restructuring charges	—	(3,600)
Decrease (increase) in accounts receivable	9,451	(1,281)
Increase in inventories	(1,255)	(333)
Decrease (increase) in prepaid expenses	1,930	(11,186)
Decrease in accounts payable	(16,867)	(744)
Increase in air traffic liability	22,404	32,009
Increase (decrease) in accrued liabilities	(3,849)	26,407
Other, net	7,301	(16,250)

Net cash provided by (used in) operating activities	(10,230)	65,908

Cash Flows From Investing Activities:
Additions to property and equipment	(6,183)	(12,379)
Progress payments on flight equipment	(21)	(5,144)
Net proceeds from disposition of equipment	153	12,888

Net cash used in investing activities	(6,051)	(4,635)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	42	24
Proceeds from optionholders notes receivable	—	24
Long-term borrowings	244	1,109
Repurchase of Common Stock	(28,117)	(154)
Repayment of long-term debt	(3,887)	(7,998)
Repayment of capital lease obligations	(1,147)	(1,080)

Net cash used in financing activities	(32,865)	(8,075)

Net increase (decrease) in cash and cash equivalents	(49,146)	53,198

Cash and cash equivalents — Beginning of Period	102,860	67,832

Cash and cash equivalents — End of Period	$53,714	$121,030

See accompanying notes to consolidated financial statements.

Hawaiian Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Business and Basis of Presentation

Hawaiian Holdings, Inc. (“Hawaiian Holdings”) is a holding company and conducts its operations through its wholly-owned subsidiary Hawaiian Airlines, Inc. (“Hawaiian”).  Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenues, is the largest airline headquartered in Hawaii.  Hawaiian Holdings was incorporated in the State of Delaware and became the parent of Hawaiian on August 29, 2002, pursuant to the restructuring described in Note 2.  References herein to the “Company”, “we”, “us”, or “our”, refer to Hawaiian Holdings, Inc. and its subsidiaries, with respect to the periods following the restructuring, and to Hawaiian Airlines, Inc., with respect to periods prior to the restructuring.  As a result of the restructuring, Hawaiian Holdings’ primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.

The accompanying unaudited consolidated condensed financial statements have been prepared as if the holding company structure had been in place for all periods presented and include the accounts of Hawaiian Holdings and its wholly-owned subsidiary Hawaiian, giving retroactive effect for the restructuring.  All significant intercompany accounts and transactions have been eliminated.  The accompanying financial statements and notes reflect, in the opinion of management, interim financial information pursuant to Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments, except for nonrecurring adjustments, which have been separately disclosed) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in Hawaiian’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company’s passenger airline business is its chief source of revenue. The Company provides passenger and cargo service from Hawaii, principally Honolulu to eight Western United States (“U.S.”) gateway cities of Los Angeles, Ontario, Sacramento, San Diego and San Francisco, California; Seattle, Washington; Portland, Oregon; and Las Vegas, Nevada (“transpacific”).  On October 11, 2002, the Company introduced daily, nonstop service between Honolulu, Hawaii and Phoenix, Arizona.  The Company also provides daily service among the six major islands of the State of Hawaii (“interisland”) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (“south pacific”). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska (“overseas charter”).  On September 25, 2002, the Company announced that it will discontinue its charter flight between Honolulu and Las Vegas after January 31, 2003, however the Company will continue to operate a daily flight from Honolulu to Las Vegas via Los Angeles through daily scheduled service.

The Company uses 13 new Boeing 717-200 aircraft to service the interisland routes.  In the fourth quarter of 2001, the Company initiated a plan to replace by June 2003 the fleet of DC-10 aircraft used on its transpacific, south pacific and overseas charter routes with 16 Boeing 767-300ER aircraft.  The Company has taken delivery of six new and four used Boeing 767-300ER aircraft and returned seven DC-10 aircraft leased from Continental Airlines, Inc. and American Airlines, Inc.  The Company currently operates ten Boeing 767-300ER aircraft and eight DC-10 aircraft in its transpacific, south pacific and overseas charter service.

Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2002.

2.             Corporate Restructuring

On August 29, 2002, Hawaiian was restructured into a holding company structure, whereby Hawaiian became a wholly owned subsidiary of Hawaiian Holdings, a Delaware corporation, and the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Hawaiian Holdings shares on a one-for-one basis and became shareholders of Hawaiian Holdings.  Just like the shares of Hawaiian common stock prior to the restructuring, the shares of Hawaiian Holdings common stock are listed on the American Stock Exchange and the Pacific Exchange and traded under the symbol “HA.”  The shareholders of Hawaiian Holdings have substantially the same rights, privileges and interests with respect to Hawaiian Holdings as they had with respect to Hawaiian immediately prior to the restructuring, except for any such differences that arise from differences between Delaware and Hawaii law.  The purpose of the restructuring is to provide strategic, operational and financing flexibility, and to take advantage of the flexibility, predictability and responsiveness that Delaware law provides.

In connection with the restructuring, Airline Investors Partnership, L.P., or “AIP,” the majority shareholder of Hawaiian prior to the restructuring, was restructured into a limited liability company called AIP, LLC.  As part of the AIP restructuring, Hawaiian Holdings acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian’s common stock that were previously held by AIP.  In exchange, AIP LLC received the same number of shares of Hawaiian Holdings common stock that AIP owned of Hawaiian common stock immediately prior to the exchange.  Immediately after the AIP restructuring, Hawaiian Holdings acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of Hawaiian Holdings common stock.  After the completion of the restructuring, the shareholders of Hawaiian Holdings held the same relative percentage of Hawaiian Holdings common stock as they did of Hawaiian common and special preferred stock immediately prior to the restructuring.

In addition, Hawaiian Holdings assumed sponsorship of the existing stock option plans.  As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the restructuring, except that shares of Hawaiian Holdings common stock will be issued upon the exercise or issuance of these options instead of Hawaiian common stock.  Furthermore, each pilot participant eligible to receive a share of Hawaiian common stock under the Hawaiian pilots’ 401(k) plan and the 2001 letter of agreement with the Hawaiian pilots became eligible to receive, on the same terms and conditions as were in effect immediately prior to the restructuring, one share of Hawaiian Holdings Common Stock instead.

As part of the restructuring, Hawaiian Holdings also issued to AIP LLC and each of the three labor unions having the right to nominate individuals to the Company’s board of directors, a number of shares of a corresponding series of Hawaiian Holdings special preferred stock equal to the number of shares of Hawaiian special preferred stock that they held immediately prior to the restructuring.  In addition, the existing stockholders agreement among Hawaiian, AIP and the three labor unions having board nomination rights was amended and restated to make Hawaiian Holdings and AIP LLC parties to the agreement and to have them assume all the rights and obligations of Hawaiian and AIP under the existing stockholders agreement, respectively.  As a result, after the completion of the restructuring, the relative governance  rights in Hawaiian Holdings of AIP LLC and these three labor unions were substantially the same as the rights in Hawaiian of AIP and these three labor unions immediately prior to the restructuring.

At the time the restructuring was completed, Hawaiian Holdings and AIP LLC also entered into a registration rights agreement containing terms and conditions that were substantially the same as the then existing registration rights agreement between Hawaiian and AIP.  Under the registration rights agreement, AIP LLC will have the right, at its request, to require Hawaiian Holdings to register, at its expense, all or a portion of the shares of Hawaiian Holdings common stock held by AIP LLC for resale on up to two occasions, subject to specified limitations.  In addition, AIP LLC will have the right to have these shares registered for resale at any time Hawaiian Holdings seeks to register any shares of its common stock prior to February 1, 2006, subject to specified limitations.  In accordance with the registration rights agreement, the Company has been requested by AIP LLC to register all of AIP LLC's shares of Hawaiian Holdings for resale.

Finally, immediately after the restructuring was completed, an amendment to the rights agreement between Hawaiian and the rights agent, which was previously approved by the Hawaiian board of directors, also became effective.  This amendment essentially rendered non-exercisable the rights attached to each share of Hawaiian common stock that were issued pursuant to the rights agreement.

3.             New Accounting Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to annual impairment tests in accordance with SFAS No. 142.  As of January 1, 2002, the Company had no recorded intangible assets apart from reorganization value in excess of amounts allocable to identifiable assets of $28.3 million, net of accumulated amortization. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net earnings of $2.3 million per year.  During the second quarter of 2002, the Company completed the first step of its impairment analysis of reorganization value in excess of amounts allocable to identifiable assets and determined the Company’s fair market value to be in excess of the Company’s net book value as of January 1, 2002, and therefore no impairment adjustment was necessary.

Pro forma results for the three and nine months ended September 30, 2001, assuming the discontinuation of amortization of reorganization value in excess of amounts allocable to identifiable assets, are shown below (in thousands, except per share data).

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net income	$11,331	$15,772
Amortization, net of taxes	577	1,730
Adjusted net income	$11,908	$17,502

Basic earnings per share:
As reported	$0.34	$0.47
Amortization, net of taxes	—	0.05
As adjusted	$0.34	$0.52

Diluted earnings per share:
As reported	$0.33	$0.46
Amortization, net of taxes	0.01	0.05
As adjusted	$0.34	$0.51

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the portion of Accounting Principles Board Opinion No. 30 that deals with disposal of a business segment.  Effective January 1, 2002, the Company adopted SFAS No. 144, which did not have an effect on the Company’s results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Disposal or Exit Activities.”  This Statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan.  The Company plans to adopt SFAS No. 146 on January 1, 2003.  This Statement will change the timing of the liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

4.             Comprehensive Income (Loss)

The Company’s balance sheet includes in other comprehensive income (loss) changes in minimum pension liabilities and changes in the fair value of derivative financial instruments that qualify for hedge accounting.  The Company’s total comprehensive income (loss) amounted to $7.4 million and $9.3 million for the three months ended September 30, 2002 and 2001, respectively, and $(39.3) million and $13.4 million for the nine months ended September 30, 2002 and 2001, respectively.  The differences between net income (loss) and comprehensive income (loss) for each of these periods was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net Income (Loss)	$6,445	$11,331	$(43,220)	$15,772

Minimum pension liability adjustment	—	—	(2,525)	—
Unrealized gain (loss on hedge instruments)	951	(2,039)	6,461	(2,402)

Comprehensive Income (Loss)	$7,396	$9,292	$(39,284)	$13,370

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, is shown below (in thousands):

	Minimum Pension Liability Adjustment	Fuel Hedge Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2001	$(51,600)	$(4,237)	$(55,837)
2002 changes in value	(2,525)	5,299	2,774
Reclassification to earnings	—	1,162	1,162
Balance at September 30, 2002	$(54,125)	$2,224	$(51,901)

5.              Income Taxes

Utilization of the Company’s deferred tax assets is predicated on the Company being profitable in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to their expiration.  During the three months ended June 30, 2002, the Company determined that it was no longer more likely than not that any portion of its deferred tax assets would be realized and recognized an additional valuation allowance of $5.9 million.  The Company will continue to assess the recoverability of its deferred tax assets and record any necessary adjustments in future periods.

The Company remits income and other taxes to various federal, state and other taxing authorities and is, from time to time, audited by the Internal Revenue Service and other taxing authorities.  Results of audit assessments by certain of the taxing authorities could have a material effect on the Company’s financial statements.

6.             Other

Tender Offer.  On May 31, 2002, the Company commenced a tender offer to purchase for cash up to 5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of the Company’s outstanding common stock.  The offer terminated without extension on June 27, 2002, at which time 26,578,337 shares were tendered and not withdrawn.  The Company accepted 5,880,000 properly tendered shares on a pro rata basis.  Payment of $25.0 million for accepted shares was made on July 8, 2002.  All other tendered shares were returned.

Related Party Transactions.  The Company is currently party to two related party transactions, both approved by the Board of Directors on April 26, 2002:  (1) an Investment Advisory Agreement with Smith Management LLC (“Smith Management”), effective as of May 1, 2002, pursuant to which Smith Management provides specified corporate, financial and tax services to the Company, for which the Company made a payment of $2 million for advisory services previously rendered by Smith Management and pays $75,000 per month for current services.  John W. Adams, the Chairman of the  Board of Directors, Chief Executive Officer and President of the Company, is the President of Smith Management; and (2) a consulting agreement with Todd G. Cole, a director of the Company since 1994, pursuant to which Mr. Cole provides executive consulting services regarding fleet utilization, scheduling and other operations issues for a fee of $41,666 per month.  This consulting agreement has been extended through December 2002.

Stabilization Act.  Pursuant to the Air Transportation Safety and System Stabilization Act (“Stabilization Act”) enacted by Congress and signed into law in September 2001 in order to compensate airlines for direct and incremental losses, as defined in the Stabilization Act, from September 11, 2001 through December 31, 2001, the Department of Transportation (“DOT”) has made a final determination of the amount of eligible direct and incremental losses incurred by the Company, and the Company has received 100 percent of its eligible grants as of September 30, 2002.  The Company received $24.9 million in 2001 and $5.2 million in August 2002, totaling $30.1 million.  The Company recognized $30.8 million during the second half of 2001 as a special credit to operating expenses for the estimated allocation of proceeds under the Stabilization Act.  In the quarter ended June 30, 2002, the Company recorded a charge of $0.7 million based on the DOT’s final determination.  Representatives of the DOT or other governmental agencies may perform additional audits and/or reviews of the Company’s previously submitted final application.  While the Stabilization Act is subject to differing interpretation of direct and incremental losses, management believes the Company’s eligible direct and incremental losses are sufficient to retain 100 percent of its eligible grants following additional audits or review, should they occur.

Debt. On July 31, 2002, the Company paid CIT $2.6 million for the full amount of the balance of its obligations under its revolving credit facility.  CIT released all liens upon and security interest in all collateral under the loan agreement and the loan agreement was terminated.

Financial Test Ratios.  As of September 30, 2002, the Company did not meet certain financial test ratios under its credit card processing agreement, under which the Company’s credit card processor held $25.6 million in escrow deposits as of that date.  Under the terms of the credit card processing agreement, the credit card processor could increase the required escrow deposits held.  As of September 30, 2002, the maximum amount of deposits that could have been held by the credit card processor was approximately $34 million.  The Company is currently in negotiations with the credit card processor to revise the financial test ratios.

Interisland Cooperation Agreement.  On September 30, 2002, the DOT approved a Joint Application under Section 116 of the Aviation and Transportation Security Act of 2001 filed by the Company and Aloha Airlines, Inc., granting limited antitrust immunity until October 1, 2003 for the coordination of capacity on four specific interisland city pairs within the State of Hawaii and limited revenue balancing with respect to such coordinated operations pursuant to an Interisland Cooperation Agreement and a Declaration issued by the Governor of the State of Hawaii.  The two carriers have agreed on total capacity to be flown in the relevant interisland routes for the month of December 2002 and have each issued an interisland schedule for December based on the agreed capacity.

7.              Subsequent Events

On October 31, 2002, the Company announced that it will reduce its workforce over the next several months by approximately 150 employees, or 4 percent of its total workforce, in an effort to bring the Company’s cost structure in line with current and expected revenues.  In addition, the Company has secured voluntary leaves of absence from approximately 60 flight attendants, has reduced work schedules for part-time reservations personnel and has decided to leave certain open positions unfilled until economic conditions improve.  The Company is in the process of finalizing the workforce reduction plan.  As a result, the Company may incur workforce reduction charges in the fourth quarter of 2002.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements contained herein and throughout that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position and estimated cost savings, are forward-looking statements within the meaning of the Safe Harbor Provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements involve risks and uncertainties that may impact the actual results of operations. In some cases, identification of forward-looking statements can be made through use of terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.  Although we believe that the assumptions on which any forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.

It is not reasonably possible to itemize all of the many factors and specific events that could affect an airline operating in the global economy. Some factors that could significantly impact results are capacity, load factors, revenues, expenses and cash flows, the airline pricing environment, fuel costs, labor union situations both at the Company and other carriers, low-fare carrier expansion, capacity decisions of other carriers, actions of the U.S. and foreign governments (including the threat of war with Iraq), foreign currency exchange rate fluctuations, inflation, the general economic environment and other factors, some of which are discussed herein.

Developments in any of these areas, as well as other risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings, could cause our results to differ from results that have been or may be projected by us or on our behalf.  We caution that the foregoing list of important factors is not exclusive.  We will not undertake and expressly disavow any obligations to update any forward-looking statements contained in this Form 10-Q.

The Restructuring

On August 29, 2002, Hawaiian was restructured into a holding company structure, whereby Hawaiian became a wholly owned subsidiary of Hawaiian Holdings, a Delaware corporation, and the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Hawaiian Holdings shares on a one-for-one basis and became shareholders of Hawaiian Holdings.  Just like the shares of Hawaiian common stock prior to the restructuring, the shares of Hawaiian Holdings common stock are listed on the American Stock Exchange and the Pacific Exchange and traded under the symbol “HA.”  The shareholders of Hawaiian Holdings have substantially the same rights, privileges and interests with respect to Hawaiian Holdings as they had with respect to Hawaiian immediately prior to the restructuring, except for any such differences that arise from differences between Delaware and Hawaii law.  The purpose of the restructuring is to provide strategic, operational and financing flexibility, and to take advantage of the flexibility, predictability and responsiveness that Delaware law provides.

In connection with the restructuring, Airline Investors Partnership, L.P., or “AIP,” the majority shareholder of Hawaiian prior to the restructuring, was restructured into a limited liability company called AIP, LLC.  As part of the AIP restructuring, Hawaiian Holdings acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian’s common stock that were previously held by AIP.  In exchange, AIP LLC received the same number of shares of Hawaiian Holdings common stock that AIP owned of Hawaiian common stock immediately prior to the exchange.  Immediately after the

AIP restructuring, Hawaiian Holdings acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of Hawaiian Holdings common stock.  After the completion of the restructuring, the shareholders of Hawaiian Holdings held the same relative percentage of Hawaiian Holdings common stock as they did of Hawaiian common and special preferred stock immediately prior to the restructuring.

In addition, Hawaiian Holdings assumed sponsorship of the existing stock option plans.  As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the restructuring, except that shares of Hawaiian Holdings common stock will be issued upon the exercise or issuance of these options instead of Hawaiian common stock.  Furthermore, each pilot participant eligible to receive a share of Hawaiian common stock under the Hawaiian pilots’ 401(k) plan and the 2001 letter of agreement with the Hawaiian pilots became eligible to receive, on the same terms and conditions as were in effect immediately prior to the restructuring, one share of Hawaiian Holdings Common Stock instead.

As part of the restructuring, Hawaiian Holdings also issued to AIP LLC and each of the three labor unions having the right to nominate individuals to the Company’s board of directors, a number of shares of a corresponding series of Hawaiian Holdings special preferred stock equal to the number of shares of Hawaiian special preferred stock that they held immediately prior to the restructuring.  In addition, the existing stockholders agreement among Hawaiian, AIP and the three labor unions having board nomination rights was amended and restated to make Hawaiian Holdings and AIP LLC parties to the agreement and to have them assume all the rights and obligations of Hawaiian and AIP under the existing stockholders agreement, respectively.  As a result, after the completion of the restructuring, the relative governance  rights in Hawaiian Holdings of AIP LLC and these three labor unions were substantially the same as the rights in Hawaiian of AIP and these three labor unions immediately prior to the restructuring.

At the time the restructuring was completed, Hawaiian Holdings and AIP LLC also entered into a registration rights agreement containing terms and conditions that were substantially the same as the then existing registration rights agreement between Hawaiian and AIP.  Under the registration rights agreement, AIP LLC will have the right, at its request, to require Hawaiian Holdings to register, at its expense, all or a portion of the shares of Hawaiian Holdings common stock held by AIP LLC for resale on up to two occasions, subject to specified limitations.  In addition, AIP LLC will have the right to have these shares registered for resale at any time Hawaiian Holdings seeks to register any shares of its common stock prior to February 1, 2006, subject to specified limitations.  In accordance with the registration rights agreement, we have been requested by AIP LLC to register all of its shares of Hawaiian Holdings for resale.

Finally, immediately after the restructuring was completed, an amendment to the rights agreement between Hawaiian and the rights agent, which was previously approved by the Hawaiian board of directors, also became effective.  This amendment essentially rendered non-exercisable the rights attached to each share of Hawaiian common stock that were issued pursuant to the rights agreement.

Segment Information

Principally all of our flight operations either originate or end in the State of Hawaii.  The management of our operations is based on a system-wide approach due to the interdependence of our route structure in the various markets that we serve.  We operate as a matrix form of organization as we have overlapping sets of components for which managers are held responsible.  Managers report to our chief operating decision-maker on both our geographic components and our product and service components, resulting in components based on products and services constituting one operating segment.  As we offer only one service (i.e., air transportation), management has concluded that we have only one segment of business.

Operating Statistics

Hawaiian Holdings, Inc.

Statistical Data (in thousands, except as otherwise indicated)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2002		2001		2002		2001

Scheduled Operations:
Revenue passengers flown	1,533		1,459		4,241		4,250
Revenue passenger miles (“RPM”)	1,412,506		1,191,858		3,558,566		3,299,306
Available seat miles (“ASM”)	1,822,749		1,505,748		4,549,691		4,297,586
Passenger load factor	77.5%		79.2%		78.2%		76.8%
Passenger revenue per passenger mile (“Yield”)	10.9	¢	11.7	¢	11.0	¢	11.6	¢

Overseas Charter Operations:
Revenue passengers flown	68		91		225		292
RPM	185,813		275,063		622,577		891,528
ASM	197,045		316,418		657,116		998,139

Total Operations:
Revenue passengers flown	1,601		1,550		4,466		4,542
RPM	1,598,319		1,466,921		4,181,143		4,190,834
ASM	2,019,794		1,822,166		5,206,807		5,295,725
Revenue per ASM	8.87	¢	9.41	¢	8.94	¢	9.12	¢
Cost per ASM	8.56	¢	8.36	¢	9.66	¢	8.62	¢
Adjusted cost per ASM excluding Stabilization Act grant	8.56	¢	8.82	¢	9.64	¢	8.78	¢

Results of Operations

Three Month Period Ended September 30, 2002 and 2001

For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue		Percentage Change
	Three Months Ended		2002
	September 30,		vs.
	2002	2001	2001

Operating Revenues:
Passenger	85.6	81.4	9.9
Charter	6.0	11.8	(47.4)
Cargo	3.0	3.1	3.3
Other	5.4	3.7	52.3
Total Operating Revenues	100.0%	100.0%	4.5

Operating Expenses:
Wages and benefits	28.1	26.5	11.1
Aircraft fuel, including taxes and oil	15.4	17.4	(7.5)
Maintenance materials and repairs	12.7	15.3	(13.4)
Aircraft rentals	11.5	5.9	101.8
Other rentals and landing fees	4.0	3.4	22.5
Sales commissions	0.9	2.9	(68.6)
Depreciation and amortization	1.3	2.4	(44.2)
Stabilization Act grant	—	(5.0)	n/a
Other	22.5	20.0	18.7
Total Operating Expenses	96.4%	88.8%	13.5%

For the three months ended September 30, 2002, we reported an operating income and net income of $6.4 million. For the three months ended September 30, 2001, we reported an operating income of $19.2 million and a net income of $11.3 million.  Excluding the special credit of $8.5 million resulting from the federal financial assistance received under the Stabilization Act and additional charges of $1.8 million, including severance costs and other non-recurring charges incurred as a direct result of the September 11th attacks, we would have reported operating and net income of $12.5 million and $7.6 million, respectively, for the three months ended September 30, 2001.

Operating Revenue.  Operating revenues totaled $179.2 million for the three months ended September 30, 2002, compared to $171.5 million for the three months ended September 30, 2001, an increase of $7.7 million, or 4.5%.  Our scheduled service capacity increased due to the introduction of service to new transpacific markets (service between Honolulu, Hawaii and Sacramento, California, Honolulu, Hawaii and Ontario, California, Maui, Hawaii and Los Angeles, California and Maui, Hawaii and San Francisco, California, all began in June 2002), partially offset by reduced service in existing markets due to a drop off in demand following the September 11, 2001 terrorist attacks and the slowing economy.  September 2001 traffic statistics and passenger revenues were significantly impacted by the temporary suspension of U.S. airline operations and the decline in demand for air travel following the attacks.  Charter revenues also declined resulting from the events of September 11, 2001. Significant quarter-to-quarter variances were as follows:

•                  Scheduled passenger revenues totaled $153.4 million for the three months ended September 30, 2002, an increase of $13.8 million, or 9.9%, compared to the three months ended September 30, 2001. Third quarter year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

	Net Change in
Scheduled	Revenue	Net Change in	Net Change in
Operations	(in millions)	Revenue Passengers	Yields

Transpacific	$14.2	21.7%	-4.8%
Interisland	$-0.3	-1.1%	-1.6%
South Pacific	$-0.1	-0.7%	0.3%

•                  Overseas charter revenues totaled $10.7 million for the three months ended September 30, 2002, a decrease of $9.6 million, or 47.4%, compared to the three months ended September 30, 2001. On September 25, 2001, Renaissance Cruises, Inc., a major source of our overseas charter revenues, filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.  On September 25, 2002, we announced that we will discontinue our charter flight between Honolulu and Las Vegas after January 31, 2003.

•                  Cargo revenue totaled $5.5 million for the three months ended September 30, 2002, an increase of $0.2 million, or 3.3%, compared to the three months ended September 30, 2001.  The increase was primarily due to an increase in cargo capacity as a result of the new transpacific routes added in June 2002, which was partially offset by continued security restrictions that reduced mail volumes and a decrease in the average rate per pound.

•                  Other operating revenues totaled $9.7 million for the three months ended September 30, 2002, an increase of $3.3 million, or 52.3%, compared to the three months ended September 30, 2001.  The increase resulted primarily from increases in frequent flyer miles revenue, the sale of jet fuel, cancellation and change penalty revenue and contract services revenue.

Operating Expenses.  Operating expenses totaled $172.9 million for the three months ended September 30, 2002 compared to $152.3 million for the three months ended September 30, 2001, an increase of $20.6 million, or 13.5%.  Excluding the special credit and special charges recognized as a result of the September 11th attacks, operating expenses would have totaled $159.0 million for the three months ended

September 30, 2001.  Operating expenses would have increased $13.9 million, or 8.7% quarter over quarter.  Significant quarter-to-quarter variances were as follows:

•                  Wages and benefits totaled $50.4 million for the three months ended September 30, 2002, an increase of $5.0 million, or 11.1%, compared to the three months ended September 30, 2001. For the three months ended September 30, 2002, we incurred wage and benefit increases primarily related to the collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, and training costs associated with the introduction of the Boeing 767-300ER aircraft into the fleet.

•                  Aircraft fuel costs, including taxes and oil, totaled $27.6 million for the three months ended September 30, 2002, a decrease of $2.2 million, or 7.5%, compared to the three months ended September 30, 2001.  For the three months ended September 30, 2002, reduced fuel consumption resulted in a decrease of $1.3 million, or 4.2%, compared to the same period in 2001 as a result of the introduction of more fuel-efficient aircraft. In addition to the decrease in fuel consumption, the average cost of aircraft fuel per gallon decreased 6.4%, resulting in a $1.8 million decrease in fuel cost.  We recognized a gain from our fuel-hedging program of $0.8 million for the three months ended September 30, 2002 compared to a gain of $0.1 million recognized for the three months ended September 30, 2001.

•                  Maintenance materials and repairs totaled $22.8 million for the three months ended September 30, 2002, a decrease of $3.5 million, or 13.4%, compared to the three months ended September 30, 2001. Maintenance expense on the DC-9-50 aircraft decreased $1.4 million resulting from the replacement of the DC-9-50 fleet with new Boeing 717-200 aircraft, and maintenance expense on the DC-10 aircraft decreased $5.3 million resulting from the decrease in DC-10 aircraft hours flown, partially offset by an increase in DC-10 maintenance rates.  The cost savings were offset by the addition of $3.0 million in Boeing 767-300ER maintenance expense from the operation of Boeing 767-300ER beginning in the fourth quarter of 2001.

•                  Aircraft rentals totaled $20.5 million for the three months ended September 30, 2002, an increase of $10.4 million, or 101.8%, compared to the three months ended September 30, 2001. The increase resulted from the replacement of DC-9 aircraft with new Boeing 717-200 aircraft during 2001, and the current transition from DC-10 aircraft to Boeing 767-300ER aircraft.

•                  Sales commissions totaled $1.6 million for the three months ended September 30, 2002, a decrease of $3.4 million, or 68.6%, compared to the three months ended September 30, 2001, primarily due to a decrease in travel agency base commissions.

•                  Depreciation and amortization expense totaled $2.3 million for the three months ended September 30, 2002, a decrease of $1.8 million, or 44.2%, compared to the three months ended September 30, 2001.  Depreciation expense decreased $1.0 million as a result of the replacement of DC-9 aircraft in 2001. Additionally, commencing in 2002, SFAS No. 142  “Goodwill and Other Intangible Assets” required a change in accounting method.  Effective January 1, 2002, we discontinued amortization of Excess Reorganization Value and as a result no expense was recorded for the amortization of goodwill in the three months ended September 30, 2002 as compared to $0.6 million for the same period in 2001.

•                  In the third quarter of 2001, we recognized $8.5 million of the proceeds of grants received from the U.S. government under the Stabilization Act as a credit to operating expenses for the estimated lost revenue and direct charges relating to the September 11th attacks.

•                  Other expenses totaled $40.5 million for the three months ended September 30, 2002, an increase of $6.4 million, or 18.7%, compared to the three months ended September 30, 2001, primarily due to merger related legal and consulting fees, and increases in insurance, interrupted trips expense and costs associated with the sale of jet fuel.

Nine Month Period Ended September 30, 2002 and 2001

For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue		Percentage Change
	Nine Months Ended		2002
	September 30,		vs.
	2002	2001	2001

Operating Revenues:
Passenger	83.9	79.3	1.8
Charter	7.5	13.2	(45.5)
Cargo	3.2	3.5	(10.7)
Other	5.4	4.0	32.3
Total Operating Revenues	100.0%	100.0%	(3.7)

Operating Expenses:
Wages and benefits	33.3	28.4	13.1
Aircraft fuel, including taxes and oil	15.0	18.4	(21.2)
Maintenance materials and repairs	14.8	15.8	(9.9)
Aircraft rentals	12.3	5.0	136.0
Other rentals and landing fees	3.8	3.7	(0.9)
Sales commissions	2.6	2.6	(5.9)
Depreciation and amortization	1.3	2.3	(44.7)
Restructuring charges	—	(0.7)	(100.0)
Stabilization Act grant	0.1	(1.8)	n/a
Other	24.8	20.8	15.0
Total Operating Expenses	108.0%	94.5%	10.2%

For the nine months ended September 30, 2002, we reported an operating loss of $37.4 million and net loss of $43.2 million. For the nine months ended September 30, 2001, we reported an operating income of $26.7 million and a net income of $15.8 million. Excluding the special credit of $8.5 million resulting from the federal financial assistance received under the Stabilization Act and additional charges of $1.8 million, including severance costs and other non-recurring charges incurred as a direct result of the September 11th attacks, we would have reported operating and net income of $20.0 million and $12.1 million, respectively, for the nine months ended September 30, 2001.

Operating Revenue.  Operating revenues totaled $465.4 million for the nine months ended September 30, 2002, compared to $483.1 million for the nine months ended September 30, 2001, a decrease of $17.7 million, or 3.7%, resulting primarily from a decrease of $29.1 million or 45% in year over year charter revenue as more fully described below.  Our scheduled service capacity increased due to the introduction of service to new transpacific markets (service between Honolulu, Hawaii and San Diego, California began on June 15, 2001, and service between Honolulu, Hawaii and Sacramento, California, Honolulu, Hawaii and Ontario, California, Maui, Hawaii and Los Angeles, California and Maui, Hawaii and San Francisco, California, all began in June 2002), partially offset by reduced service in existing markets due to a drop off in demand following the September 11, 2001 terrorist attacks and the slowing economy.  September 2001 traffic statistics and passenger revenues were significantly impacted by the temporary suspension of U.S. airline operations and the decline in demand for air travel following the attacks.  Charter revenues also declined resulting from the events of September 11, 2001.  Significant year-to-year variances were as follows:

•                  Scheduled passenger revenues totaled $390.4 million for the nine months ended September 30, 2002, an increase of $7.0 million, or 1.8%, compared to the nine months ended September 30, 2001. Year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

	Net Change in
Scheduled	Revenue	Net Change in	Net Change in
Operations	(in millions)	Revenue Passengers	Yields

Transpacific	$10.1	8.5%	-5.2%
Interisland	$-1.8	-3.2%	1.0%
South Pacific	$-1.3	-4.7%	-2.4%

•                  Overseas charter revenues totaled $34.8 million for the nine months ended September 30, 2002, a decrease of $29.1 million, or 45.5%, compared to the nine months ended September 30, 2001. On September 25, 2001, Renaissance Cruises, Inc., a major source of our overseas charter revenues, filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.  The loss of revenues from this charter service was partially offset by ad-hoc charter flights in 2002. On September 25, 2002, we announced that we will discontinue our charter flight between Honolulu and Las Vegas after January 31, 2003.

•                  Cargo revenue totaled $15.1 million for the nine months ended September 30, 2002, a decrease of $1.8 million, or 10.7%, compared to the nine months ended September 30, 2001.  As a result of the events of September 11, 2001, the implementation of new security regulations impacted our vendors and restricted our markets to certain vendors, resulting in lower freight and mail volumes.  The decrease was partially offset by an increase in cargo capacity as a result of the new transpacific routes added in June 2002.

•                  Other operating revenues totaled $25.1 million for the nine months ended September 30, 2002, an increase of $6.1 million, or 32.3%, compared to the nine months ended September 30, 2001.  The increase resulted primarily from increases in frequent flyer miles revenue and the sale of jet fuel.

Operating Expenses.  Operating expenses totaled $502.7 million for the nine months ended September 30, 2002 compared to $456.4 million for the nine months ended September 30, 2001, an increase of $46.4 million, or 10.2%. Excluding the special credit and special charges recognized as a result of the September 11th attacks, operating expenses would have totaled $463.1 million for the nine months ended

September 30, 2001.  Operating expenses would have increased $39.6 million, or 8.6% year over year.  Significant year-to-year variances were as follows:

•                  Wages and benefits totaled $155.0 million for the nine months ended September 30, 2002, an increase of $18.0 million, or 13.1%, compared to the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we incurred wage and benefit increases primarily related to the collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, training costs associated with the introduction of the Boeing 767-300ER aircraft into the fleet, and certain executive severance costs.

•                  Aircraft fuel costs, including taxes and oil, totaled $69.9 million for the nine months ended September 30, 2002, a decrease of $18.8 million, or 21.2%, compared to the nine months ended September 30, 2001.  For the nine months ended September 30, 2002, reduced fuel consumption resulted in a decrease of $12.1 million, or 13.6%, compared to the same period in 2001 as a result of the introduction of more fuel-efficient aircraft. In addition to the decrease in fuel consumption, the average cost of aircraft fuel per gallon decreased 13.1%, resulting in a $10.1 million decrease in fuel cost.  These cost savings were offset by a $1.8 million loss from our fuel-hedging programs for the nine months ended September 30, 2002 compared to a $0.1 million gain for the nine months ended September 30, 2001.

•                  Maintenance materials and repairs totaled $68.9 million for the nine months ended September 30, 2002, a decrease of $7.6 million, or 9.9%, compared to the nine months ended September 30, 2001. The decrease was primarily attributable to a decrease of $7.3 million in DC-9-50 maintenance costs resulting from the replacement of the DC-9-50 fleet and a decrease of $13.1 million related to the DC-10 aircraft.  The cost savings were offset by an increase of $5.8 million in Boeing 717-200 maintenance expense resulting from the introduction of Boeing 717-200 aircraft in 2001, and the addition of $7.3 million in Boeing 767-300ER maintenance expense from the operation of Boeing 767-300ER beginning in the fourth quarter of 2001.

•                  Aircraft rentals totaled $57.0 million for the nine months ended September 30, 2002, an increase of $32.9 million, or 136.0%, compared to the nine months ended September 30, 2001. The increase resulted from the replacement of DC-9 aircraft with new Boeing 717-200 aircraft during 2001, and the current transition from DC-10 aircraft to Boeing 767-300ER aircraft.

•                  Other rentals and landing fees totaled $17.6 million for the nine months ended September 30, 2002, a decrease of $0.2 million, or 0.9%, compared to the nine months ended September 30, 2001.  The decrease resulted from a State of Hawaii moratorium on landing fees which was effective September 19, 2001 through March 31, 2002, partially offset by an increase in rent due to the opening of two new stations in California in June 2002 and an increase in ground equipment rent to support the new Boeing 767-300ER fleet.

•                  Sales commissions totaled $11.9 million for the nine months ended September 30, 2002, a decrease of $0.7 million, or 5.9%, compared to the nine months ended September 30, 2001, primarily due to a decrease in travel agency base commissions offset by an increase in tour package commissions.

•                  Depreciation and amortization expense totaled $6.2 million for the nine months ended September 30, 2002, a decrease of $5.0 million, or 44.7%, compared to the nine months ended September 30, 2001.  Depreciation expense decreased $3.3 million as a result of the replacement of DC-9 aircraft in 2001. Additionally, commencing in 2002, SFAS No. 142  “Goodwill and Other Intangible Assets” required a change in accounting method; effective January 1, 2002, we discontinued amortization of Excess Reorganization Value and as a result no expense was recorded for the amortization of goodwill in the nine months ended September 30, 2002 as compared to $1.7 million for the same period in 2001.

•                  In the third quarter of 2001, we recognized $8.5 million of the proceeds of grants received from the U.S. Government under the Stabilization Act as a credit to operating expenses for the estimated lost revenue and direct charges relating to the September 11th attacks.  For the nine months ended September 30, 2002, we recorded a charge of $0.7 million in the second quarter of 2002 to adjust our receivable from the U.S. government based on the DOT’s final determination.

•                  Other expenses totaled $115.6 million for the nine months ended September 30, 2002, an increase of $15.0 million, or 15.0%, compared to the nine months ended September 30, 2001.  Increases in merger related legal and consulting fees, insurance, frequent flyer program expenses and costs associated with the sale of jet fuel were partially offset by decreases in interrupted trips, passenger food expense and personnel expenses.

Liquidity and Capital Resources

Our unrestricted cash and cash equivalents totaled $53.7 million at September 30, 2002.  Additionally, we had restricted cash of $28.6 million at September 30, 2002, comprised primarily of $25.6 million in escrow deposits held by a credit card processor and a $3.0 million deposit securing outstanding letters of credit.

For the nine months ended September 30, 2002, operating activities used $10.2 million of cash, primarily due to our net loss of $43.2 million, offset by an increase in advance ticket sales of $22.4 million.  Investing activities used $6.1 million of cash, primarily due to capital expenditures related to acquisition of equipment.  Financing activities used $32.9 million in cash.  Our primary cash outflows from financing activities included $28.1 million used to repurchase our common stock under the stock repurchase program and tender offer, $3.9 million used in repayments of debt and $1.1 million in payments under capital lease obligations.

On April 19, 2002, we began repurchasing our common stock under the stock repurchase program that was authorized by the board of directors in March 2002.  The program authorized the repurchase of up to 5 million shares of our common stock from time to time in the open market or privately negotiated transactions.  We purchased 990,700 shares of common stock for $3.1 million at an average cost of $3.17 per share in open market transactions through May 7, 2002, when we halted the repurchase program.

On May 31, 2002, we commenced a tender offer to purchase for cash up to 5,880,000 shares of our own common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of our outstanding common stock.  The offer terminated without extension on June 27, 2002, at which time 26,578,337 shares were tendered and not withdrawn.  We accepted 5,880,000 properly tendered shares on a pro rata basis.  Payment for accepted shares of $25.0 million was made on July 8, 2002.

On July 31, 2002, we paid CIT $2.6 million for the full amount of the balance of our loan under our revolving credit facility (the “Credit Facility”)  and for collateral on our letter of credit.  CIT has released all liens upon and security interest in all collateral under the loan agreement.  We are currently in the process of evaluating our options for a new credit facility.

As of September 30, 2002, we did not meet certain financial test ratios under our credit card processing agreement.  Under the terms of the credit card processing agreement, the credit card processor could increase the required escrow deposits held.  As of September 30, 2002, the maximum amount of deposits that could have been held by the credit card processor was approximately $34 million.  We are currently in negotiations with the credit card processor to revise the financial test ratios.

Outlook

We expect that our capacity will increase approximately 27% in the fourth quarter of 2002 compared to the fourth quarter of 2001.  Additionally, we expect that our traffic will increase approximately 23% in the fourth quarter of 2002 compared to the same period in 2001.  We will continue to incur higher wage and benefit costs as well as increases in insurance premiums and security costs in the fourth quarter of 2002 when compared to the fourth quarter of 2001.  However, we expect that commission expenses will continue to decline due to reduced commission levels introduced in mid-year 2002.  Like the rest of the U.S. airline industry, we continue to experience downward pressure on yields and revenue and therefore believe we will experience a loss in the fourth quarter and will incur a loss for the full year 2002.

We continue to vigorously review all aspects of our business to reduce our cost structure and to better align expenses with current revenue estimates.  We recently announced capacity reductions through June 2003 in specific transpacific markets based on a reduction in passenger demand.  We have also announced that we will reduce approximately 150 jobs over the next few months and that we have secured voluntary leaves of absence from 60 flight attendants.  We are in the process of finalizing our workforce reduction plan, which may result in workforce reduction charges in the fourth quarter of 2002.  We are also evaluating means of improving utilization of our aircraft and rationalizing our schedule of operations as well as analyzing measures to improve employee productivity in order to achieve lower operating costs.

Although we expect that these initiatives should improve efficiency and reduce operating costs, there can be no assurance that these measures will be successful or adequate.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K/A for the year ended December 31, 2001.

ITEM 4.  CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our company and our subsidiaries would be collected, processed and made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)           Changes in Internal Controls.  Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

                                                                                                There are no material developments in legal proceedings previously reported in the Company’s Form 10-K/A for the year 2001 and no new material legal proceedings have become reportable events during the three months ended September 30, 2002.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                                                                                                Refer to “Restructuring” under Part I, Item 2 for a discussion of certain changes in securities that occurred as a result of the restructuring.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

                                                                                                None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                                                                                The 2002 Annual Meeting of Shareholders for Hawaiian Airlines, Inc. was held on August 23, 2002, at which meeting four proposals were submitted to the shareholders, all of which were approved.  The voting results were as follows:  Proposal One: election of directors:   each of the nominated directors,  John W. Adams, Gregory S. Anderson, Todd G. Cole, Robert G. Coo, Joseph P. Hoar, Reno F. Morella, Samson Po’omaihealani, Edward Z. Safady, Sharon L. Soper, Thomas J. Trzanowski and William M. Weisfield, received not less than 22,553,512 votes, or 86.33 percent of those voted; Proposal Two, the restructuring proposal, received 22,088,098 votes, or 79.41 percent of shares outstanding; Proposal Three, the governance proposal, received 18,017,532 votes or 80.08 percent of those voted, and Proposal Four, the adjournment proposal, received 21,559,454 votes, or 82.53 percent of those voted.

ITEM 5.                  OTHER INFORMATION.

                                                                                                A majority of the Company’s ticket sales for the nine months ended September 30, 2002 are made by travel agents, including approximately 26% by four large wholesalers.  In the nine months ended September 30, 2002, Panda Travel, Inc. constituted approximately 15% of the Company’s total ticket sales.

                                                                                                On October 31, 2002, the Company announced that it will reduce its workforce over the next several months by approximately 150 employees, or 4 percent of its total workforce in an effort to bring the Company’s cost structure in line with current and expected revenues.  In addition, the Company has secured voluntary leaves of absence from approximately 60 flight attendants, has reduced work schedules for part-time reservations personnel and has decided to leave certain open positions unfilled until economic conditions improve.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 2.1

Agreement and Plan of Merger, dated as of May 2, 2002, among AIP General Partner, Inc., AIP Inc., AIP Merger Sub, Inc. and Hawaiian Holdings, Inc.  (Originally filed as Exhibit 2.1 to the Registration Statement on Form S-4 filed by Hawaiian Holdings, Inc. on May 3, 2002 and hereby incorporated by reference herein.)

Exhibit 2.2

Agreement and Plan of Merger, dated as of May 2, 2002, among Hawaiian Airlines, Inc., HA Sub Inc. and Hawaiian Holdings, Inc.  (Originally filed as Exhibit 2.2 to the Registration Statement on Form S-4 filed by Hawaiian Holdings, Inc. on May 3, 2002 and hereby incorporated by reference herein.)

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc.  (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002 and hereby incorporated by reference herein.)

Exhibit 3.2

Amended and Restated Bylaws of Hawaiian Holdings, Inc. (Filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002 and hereby incorporated by reference herein.)

	Exhibit 3.3	Amended Bylaws of Hawaiian Airlines, Inc. dated August 26, 2002.

	Exhibit 3.4	Restated Articles of Incorporation of Hawaiian Airlines, Inc.

Exhibit 4.1

Amendment No. 5, dated as of August 29, 2002, to the Rights Agreement, dated as of December 23, 1994, between Hawaiian Airlines, Inc. and ChaseMellon Shareholder Services, L.L.C., as successor to Chemical Trust Company of California (as amended). (Filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002 and hereby incorporated by reference herein.)

Exhibit 10.1

Registration Rights Agreement, dated as of August 29, 2002, between Hawaiian Holdings, Inc. and AIP, LLC. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002 and hereby incorporated by reference herein.)

Exhibit 10.2

Joinder to the Stockholders Agreement, dated as of August 29, 2002, made by Hawaiian Holdings, Inc. and AIP, LLC. (Filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002 and hereby incorporated by reference herein.)

Exhibit 10.3

Amended and Restated Stockholders Agreement, dated as of August 29, 2002, by and among Hawaiian Holdings, Inc., AIP, LLC, Air Line Pilots Association, Hawaiian Master Executive Council, Association of Flight Attendants and the International Association of Machinists and Aerospace Workers.

Exhibit 10.4

Routine and On-Call Maintenance Agreement between Delta Air Lines, Inc. and Hawaiian Airlines, Inc., dated June 30, 2002, filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

Exhibit 10.5

Amended and Restated Commercial Cooperation Agreement between America West Airlines, Inc. and Hawaiian Airlines, Inc., dated September 18, 2002, filed in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof.

	Exhibit 10.6	Severance, General Release, and Indemnity Agreement, effective as of May 23, 2002, between Paul J. Casey and Hawaiian Airlines, Inc.

	Exhibit 10.7	Employment Agreement for H. Norman Davies, Jr. as Executive Vice President-Operations, effective as of April 1, 2002.

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated August 29, 2002, reporting Item 5 “Other Events.”

                                                                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

November 14, 2002	By	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

CERTIFICATIONS

                I, John W. Adams as Chief Executive Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Hawaiian Holdings, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ JOHN W. ADAMS
John W. Adams
Chairman, Chief Executive Officer and President

I, Christine R. Deister, as Chief Financial Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Hawaiian Holdings, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ CHRISTINE R. DEISTER
Christine R. Deister
Executive Vice President, Chief Financial Officer and Treasurer