Form 10-K
period 2002-12-31
HAWAIIAN HOLDINGS  INC
filed 2003-04-15
CIK 1172222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-0879698
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3375 Koapaka Street, Suite G-350 Honolulu, Hawaii	96819
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.         Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.    Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $49 million as of June 30, 2002.

As of March 31, 2003, 28,456,165 shares of Common Stock of the Registrant were outstanding.  The aggregate market value of voting stock held by non-affiliates of the Registrant (14,210,065 shares) on March 31, 2003 is $21,030,896.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated herein by reference into Items 10, 11, 12, and 13 in Part III of this Form 10-K if such Proxy Statement is filed by April 30, 2003.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environments which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; the ability of Hawaiian to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of Hawaiian to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for Hawaiian to propose and confirm one or more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the case to a Chapter 7 case; the ability of Hawaiian to obtain and maintain normal terms with vendors and service providers; the ability of Hawaiian to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 case on our liquidity or results of operations; the ability of Hawaiian to fund and execute its business plan; our ability to attract, motivate and/or retain key executives and associates; the ability of Hawaiian to attract and retain customers; demand for transportation in the markets in which Hawaiian operates; economic conditions; the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; labor costs; financing costs; the cost and availability of aircraft insurance; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the products of Hawaiian; and other risks and uncertainties set forth from time to time in our reports to the SEC, including under “Business — Risk Factors” in this annual report on Form 10-K.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the various pre-petition liabilities of Hawaiian and our common stock.  We cannot assure you as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies, and it is possible that our equity, or the equity of Hawaiian, will be restructured in a manner that will substantially reduce or eliminate any remaining value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities.

PART I

ITEM 1.                             BUSINESS.

Overview

Hawaiian Holdings, Inc. (“Hawaiian Holdings”), incorporated in April 2002 under the laws of the State of Delaware, is a holding company.  Its operating subsidiary, Hawaiian Airlines, Inc. (“Hawaiian”), was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2002, is the largest airline headquartered in Hawaii and 12th largest United States airline. Hawaiian Holdings became the parent of Hawaiian on August 29, 2002, pursuant to the corporate restructuring described below under “Business - Corporate Restructuring”.  As a result of the corporate restructuring, Hawaiian Holdings’ primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.  As used in this annual report on Form 10-K, the terms “Company”, “we”, “our”, and “us” refer to Hawaiian Holdings, Inc. and its subsidiaries, with respect to the periods following the corporate restructuring, and to Hawaiian Airlines, Inc., with respect to periods prior to the corporate restructuring.

As discussed in more detail below under “Business – Chapter 11 Reorganization”, on March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii, in Honolulu (the “Bankruptcy Court” or “Court”) (In re Hawaiian Airlines, Inc., Case No. 03-00817).  Hawaiian Holdings did not file for relief under Chapter 11 of the Bankruptcy Code.  Hawaiian expects to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Our ability, both during and after Hawaiian’s Chapter 11 case, to continue as a going concern is dependent upon, among other things, the ability of Hawaiian (i) to successfully achieve required cost savings to complete its financial restructuring, (ii) to maintain adequate cash on hand, (iii) to generate cash from operations, (iv) to confirm a plan of reorganization under the Bankruptcy Code and (v) to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.  Furthermore, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities of Hawaiian must be satisfied in full before Hawaiian Holdings is entitled to retain any property of Hawaiian under a plan.  The ultimate recovery to creditors and to Hawaiian Holdings and our shareholders, if any, will not be determined until confirmation of a plan of reorganization.  We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive, and it is possible that our existing equity or the existing equity of Hawaiian will be restructured in a manner that will reduce substantially or eliminate any remaining value in our company.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments.

We are engaged primarily in the scheduled transportation of passengers, cargo and mail. As of March 1, 2003, we operated approximately 135 daily flights between Hawaii and nine U.S. cities (“transpacific”) and among the six major islands in the State of Hawaii (“interisland”).  We also operated weekly flights between Hawaii and each of Pago Pago, American Samoa and Papeete, Tahiti in the south pacific (“south pacific”).

Our common stock is listed on the American Stock Exchange (“AMEX”) and the Pacific Exchange (“PCX”) under the symbol “HA”. However, trading in shares of our common stock on the AMEX and PCX was halted on March 21, 2003 pending the announcement by Hawaiian of the Chapter 11 filing and has remained halted to the date of the filing of this annual report on Form 10-K.  We expect that trading in our shares will resume on the AMEX and PCX on April 16, 2003.  Our principal offices are located at 3375 Koapaka Street, Suite G-350, Honolulu, Hawaii 96819. Our telephone and facsimile numbers are (808) 835-3700 and (808) 835-3690, respectively.  General information about us can be found at www.HawaiianAir.com.

Financial Restructuring

In light of the changed operating environment described in “Management’s Discussions and Analysis of Financial Condition and Results of Operations – State of the Airline Industry” and recent financial losses, we took several steps to mitigate the impact on our results of operations and financial condition.  These steps included a significant reduction in scheduled capacity on an available seat mile basis as well as in our workforce immediately after the events of September 11, 2001.  In addition, on October 31, 2002, we announced that we would further reduce our workforce by approximately 150 employees, or four percent of our total workforce, in an effort to bring our cost structure in line with current and expected revenues.  We secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled until economic conditions improve.  We also began a comprehensive financial restructuring effort several months ago to restore our long-term financial viability.  We developed a financial restructuring plan that sought to reduce operating costs to sustainable and competitive levels outside of Chapter 11 of the Bankruptcy Code through the following measures:

•                  increasing operating efficiency through the conversion to a new fleet of aircraft;

•                  obtaining economic concessions from key stakeholders, including employees, aircraft lessors and other vendors;

•                  restructuring senior management; and

•                  reducing distribution costs while improving operating efficiency and inventory management by converting to an electronic ticketing environment through the elimination of paper tickets and interisland coupons.

Over the past several months, we were successful in our efforts in implementing significant portions of the financial restructuring plan.  As part of our financial restructuring plan, we began negotiations with our labor unions seeking an aggregate of $15 million of annual concessions from the labor unions, primarily through work rule changes.  On February 20, 2003, our employees represented by the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") agreed to $3.8 million in annual concessions.  On March 6, 2003, our pilots represented by Air Line Pilots Association, International ("ALPA") reached an agreement with us with respect to approximately $8 million in annual concessions.  Similarly, on March 11, 2003, our flight attendants represented by the Association of Flight Attendants ("AFA") ratified an agreement to grant concessions that are expected to save us $3.5 million per year.  In exchange for these concessions, we have committed to not seek to reject the existing collective bargaining agreements with these labor unions in Hawaiian’s Chapter 11 proceeding, subject to specified conditions.  A portion of these annual savings will be realized in 2003 and we expect the full-year savings to be realized in 2004. We are also continuing to evaluate additional means of improving utilization of our aircraft and rationalizing our schedule of operations as well as analyzing measures to further improve employee productivity in order to achieve lower operating costs.

However, despite extensive negotiations, we were not able to negotiate sufficient cost-savings from our aircraft lessors to enable us to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code.  Under the terms of the Boeing 717-200 ("B717") aircraft leases with Wells Fargo Bank Northwest, N.A. (“Wells Fargo”), which require cash rental payments in excess of the amounts recognized as rent expense in our financial statements for approximately the first half of the lease terms, we were required to make cash payments in excess of $10 million in January 2003.  Wells Fargo acts as the trustee for the benefit of BCC Equipment Leasing Corporation (“BCC”), an affiliate of The Boeing Company (“Boeing”).  Wells Fargo extended the due date for these payments and other subsequent payments that came due from and after January 2003 under the B717 aircraft leases.  From and after January 2003, we made a number of payments to Wells Fargo on account of the B717 aircraft leases.  As of March 21, 2003, however, we owed Wells Fargo in excess of $10 million, although we were current on our payments under our Boeing 767-300ER ("B767") aircraft lease agreements with each of our lessors.  We were unsuccessful in negotiating satisfactory terms with Wells Fargo to extend the waiver and deferral of certain rental payments associated with our B717 fleet past March 21, 2003.  Based on this reason, together with the prospect of continued liquidity concerns, we determined that it was necessary and appropriate to file for relief under Chapter 11 as a means of completing the financial restructuring process and putting us in a position to return to profitability.

Chapter 11 Reorganization

On March 21, 2003 (the “Petition Date”), Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (In re Hawaiian Airlines, Inc., Case No. 03-00817).  Hawaiian Holdings did not file for relief under Chapter 11 of the Bankruptcy Code.  Hawaiian expects to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

At a hearing held on March 21, 2003, the Bankruptcy Court granted Hawaiian’s first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things:

•                  pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations;

•                  pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date;

•                  honor customer service programs, including the HawaiianMiles program and ticketing policies;

•                  honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements;

•                  pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges; and

•                  pay certain other obligations.

The Chapter 11 filing triggered defaults, or termination events, on substantially all debt and lease obligations, and certain contractual obligations, of Hawaiian.  Subject to certain exceptions under the Bankruptcy Code, Hawaiian’s Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, creditor actions to obtain possession of property from Hawaiian, or to create, perfect or enforce any lien against the property of Hawaiian, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

Notwithstanding the above general discussion of the automatic stay, Hawaiian’s right to retain and operate certain aircraft, aircraft engines and other equipment defined in Section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by Section 1110 of the Bankruptcy Code.  That Section provides, in relevant part, that unless Hawaiian, within 60 days after the Petition Date, which is May 20, 2003 (the “Section 1110 Deadline”), elects to comply with Section 1110(a) of the Bankruptcy Code by agreeing to perform all of the obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 case, Hawaiian’s insolvency or other financial condition), including to make all payments due prior to the Petition Date, all payments due since the Petition Date up to the date of such agreement and all payments as they become due, within the time specified in Section 1110, the right of the lessor, secured party or conditional vendor to take possession of the equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under its lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay or by any other provisions of the Bankruptcy Code.  Prior to the Section 1110 Deadline, however, Hawaiian is not required to make scheduled payments on such aircraft, aircraft engines and other equipment.  If Hawaiian elects to comply with Section 1110(a) of the Bankruptcy Code with respect to any aircraft leases, such compliance will not constitute an assumption of the lease and Hawaiian will retain its right to assume or reject the lease in accordance with Section 365 of the Bankruptcy Code, as described below.  The provisions of Section 1110 may materially impact Hawaiian’s options with respect to its fleet optimization strategy.

As an alternative to electing to comply with Section 1110(a) of the Bankruptcy Code, Hawaiian may extend the Section 1110 deadline by agreement with the lessors and Bankruptcy Court approval.  Hawaiian is in negotiations with its aircraft lessors over the disposition or use of such aircraft and the appropriate economic terms of such disposition or use.  In the event that these negotiations are unsuccessful and Hawaiian is unable to reach agreement with its aircraft lessors over the disposition or use of such aircraft or an extension of the Section 1110 Deadline, the lessors would be able to exercise remedies under relevant aircraft documents to terminate the leases and to take possession of such aircraft.  If these remedies were exercised, our financial position, results of operations and liquidity would be materially and adversely affected, absent alternative arrangements. We cannot guarantee that we will be able to obtain alternative arrangements by the Section 1110 Deadline.  Furthermore, even if we were to obtain alternative arrangements, we cannot guarantee that we will be able to obtain them on terms favorable to us and we may incur substantial additional costs to implement these alternative arrangements.

Hawaiian has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to solicit necessary acceptances of its plan.  These periods may be extended by the Bankruptcy Court for cause.  If Hawaiian’s exclusivity period lapses, any party in interest may file a plan of reorganization for Hawaiian.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.  A plan has been accepted by holders of claims against and equity interests in Hawaiian if (i) at least one half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in the provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if the plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of these claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class – i.e., secured claims or unsecured claims, preferred or common stock.

Under Section 365 of the Bankruptcy Code, Hawaiian may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract but creates a deemed pre-petition claim for damages caused by this breach or rejection.  Parties whose contracts or leases are rejected may file claims against Hawaiian for damages.  Generally, the assumption of an executory contract or unexpired lease requires Hawaiian to cure all prior defaults under the executory contract or unexpired lease, including all pre-petition monetary defaults and all post-petition arrearages and to provide adequate assurance of future performance.  In this regard, Hawaiian expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by Hawaiian’s rejection of various executory contracts and unexpired leases.

Moreover, Section 554 of the Bankruptcy Code provides a mechanism by which Hawaiian may abandon property that is no longer beneficial to the estate and its retention serves no purpose in effecting the goals of the Bankruptcy Code.  Abandonment constitutes a court-authorized divestiture of all of Hawaiian’s interests in the property.  Abandonment gives rise to potential claims against Hawaiian. To date, Hawaiian has not sought to abandon any such property.

Hawaiian will incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

As required by the Bankruptcy Code, the United States Trustee has appointed an official committee of unsecured creditors (the “Creditors’ Committee”).  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.  There can be no assurance that the Creditors’ Committee will support Hawaiian’s positions in the Chapter 11 case or the plan of reorganization, once proposed, and disagreements between Hawaiian and the Creditors’ Committee could protract the Chapter 11 case, could negatively impact Hawaiian’s ability to operate during the Chapter 11 case and could delay Hawaiian’s emergence from Chapter 11.

Hawaiian has not yet filed with the Bankruptcy Court schedules and statements of financial affairs, setting forth, among other things, the assets and liabilities of Hawaiian.  Accordingly, the number and amount of allowed claims is not presently known.

On March 31, 2003, BCC filed a motion seeking the appointment of a Chapter 11 trustee.  The motion is currently scheduled to be heard on May 6, 2003.  Hawaiian intends to oppose the motion.  If the motion were to be granted, a Chapter 11 trustee would be appointed by the United States Trustee and would be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors.  Additionally, Hawaiian’s exclusive periods to propose and solicit acceptances of a plan of reorganization would be terminated upon the appointment of a Chapter 11 trustee.

The potential adverse publicity associated with the Chapter 11 filing, including BCC’s motion seeking the appointment of a Chapter 11 trustee to operate Hawaiian’s business, and the resulting uncertainty regarding Hawaiian’s future prospects may (i) hinder Hawaiian’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers, (ii) negatively impact the ability of Hawaiian to attract and retain key employees, (iii) limit Hawaiian’s ability to obtain trade credit, and (iv) impair present and future relationships with vendors and service providers. The ability of Hawaiian, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, the ability of Hawaiian (i) to successfully achieve required cost savings to complete its financial restructuring, (ii) to maintain adequate cash on hand, (iii) to generate cash from operations, (iv) to confirm a plan of reorganization under the Bankruptcy Code and (v) to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about Hawaiian’s ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include adjustments that might result should Hawaiian be unable to continue as a going concern.

As a result of the Chapter 11 filing, Hawaiian’s ability to realize assets and liquidate liabilities is subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Hawaiian may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of the assets or the amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before Hawaiian Holdings is entitled to retain any property under a plan.  The ultimate recovery to creditors and to Hawaiian Holdings and our shareholders, if any, will not be determined until confirmation of a plan of reorganization.  We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive, and it is possible that our existing equity or the equity of Hawaiian will be restructured in a manner that will reduce substantially or eliminate any remaining value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our company.

Corporate Restructuring

On August 29, 2002, Hawaiian was restructured into a holding company structure, whereby Hawaiian became a wholly owned subsidiary directly and indirectly of Hawaiian Holdings, a Delaware corporation, and the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Hawaiian Holdings shares on a one-for-one basis and became shareholders of Hawaiian Holdings. The shareholders of Hawaiian Holdings have substantially the same rights, privileges and interests with respect to Hawaiian Holdings as they had with respect to Hawaiian immediately prior to the corporate restructuring, except for any such differences that arise from differences between Delaware and Hawaii law. The purpose of the corporate restructuring was to provide strategic, operational and financing flexibility, and to take advantage of the flexibility, predictability and responsiveness that Delaware law provides.

In connection with the corporate restructuring, Airline Investors Partnership, L.P., or “AIP”, the majority shareholder of Hawaiian prior to the corporate restructuring, was restructured into a limited liability company called AIP, LLC. As part of the AIP restructuring, Hawaiian Holdings acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian’s common stock that were previously held by AIP. In exchange, AIP LLC received 14,159,403 shares of Hawaiian Holdings common stock (the same number of shares that AIP owned of Hawaiian common stock immediately prior to the exchange).  This exchange was a private placement consummated pursuant to Section 4(2) of the Securities Act of 1933, as it involved only one offeree who, by virtue of its relationship as our majority shareholder, had access to sufficient information and possessed the required sophistication to make an informed investment decision.  Immediately after the AIP restructuring, Hawaiian Holdings acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of Hawaiian Holdings common stock.  After the completion of the corporate restructuring, the shareholders of Hawaiian Holdings held the same relative percentage of Hawaiian

Holdings common stock as they did of Hawaiian common and special preferred stock immediately prior to the corporate restructuring.

In addition, Hawaiian Holdings assumed sponsorship of the existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the corporate restructuring, except that shares of Hawaiian Holdings common stock will be issued upon the exercise or issuance of these options instead of Hawaiian common stock. Furthermore, each pilot participant eligible to receive a share of Hawaiian common stock under the Hawaiian pilots’ 401(k) plan and the 2001 letter of agreement with the Hawaiian pilots became eligible to receive, on the same terms and conditions as were in effect immediately prior to the corporate restructuring, one share of Hawaiian Holdings common stock instead.

As part of the corporate restructuring, Hawaiian Holdings also issued to AIP LLC and each of the three labor unions having the right to nominate individuals to the Company’s board of directors, a number of shares of a corresponding series of Hawaiian Holdings special preferred stock equal to the number of shares of Hawaiian special preferred stock that they held immediately prior to the corporate restructuring.  This issuance was a private placement consummated pursuant to Section 4(2) of the Securities Act of 1933, as it involved only four offerees who, by virtue of their respective relationships with us, had access to sufficient information and possessed the required sophistication to make an informed investment decision.  In addition, the existing stockholders agreement among Hawaiian, AIP and the three labor unions having board nomination rights was amended and restated to make Hawaiian Holdings and AIP LLC parties to the agreement and to have them assume all the rights and obligations of Hawaiian and AIP under the existing stockholders agreement, respectively. As a result, after the completion of the corporate restructuring, the relative governance rights in Hawaiian Holdings of AIP LLC and these three labor unions were substantially the same as the rights in Hawaiian of AIP and these three labor unions immediately prior to the corporate restructuring.

At the time the corporate restructuring was completed, Hawaiian Holdings and AIP LLC also entered into a registration rights agreement containing terms and conditions that were substantially the same as the then existing registration rights agreement between Hawaiian and AIP. Under the registration rights agreement, AIP LLC has the right, at its request, to require Hawaiian Holdings to register, at its expense, all or a portion of the shares of Hawaiian Holdings common stock held by AIP LLC for resale on up to two occasions, subject to specified limitations. In addition, AIP LLC has the right to have these shares registered for resale at any time Hawaiian Holdings seeks to register any shares of its common stock prior to February 1, 2006, subject to specified limitations. In accordance with the registration rights agreement, we have been requested by AIP LLC to register all of AIP LLC's shares of Hawaiian Holdings for resale.  Due to market conditions, however, we have agreed with AIP LLC to postpone the registration of its resales until market conditions improve.

Finally, immediately after the corporate restructuring was completed, an amendment to the rights agreement between Hawaiian and the rights agent, which was previously approved by the Hawaiian board of directors, also became effective. This amendment essentially rendered non-exercisable the rights attached to each share of Hawaiian common stock that were issued pursuant to the rights agreement.

Termination of Merger Agreement with Aloha and TurnWorks

On December 19, 2001, Hawaiian entered into an agreement and plan of merger with Aloha Airgroup, Inc., TurnWorks Acquisition III, Inc. and TurnWorks, Inc., pursuant to which each of Hawaiian and Aloha agreed to become a wholly owned subsidiary of a new holding company and the existing shareholders of Hawaiian and Aloha would become, along with TurnWorks, shareholders of the new holding company.  When it became clear that the April 18, 2002 outside date in the merger agreement would not be met, we were asked by TurnWorks to extend that date.  After discussions with the other parties about potential revisions to the proposed merger as a condition to any extension, we decided and announced that we would not agree to an extension.  Subsequently, Aloha and TurnWorks announced they would no longer pursue the proposed merger, and the parties effectively treated the merger agreement as terminated.  To avoid any doubt on the matter, on April 18, 2002, we formally terminated the merger agreement, while reserving our position that the merger agreement had been effectively terminated prior to that date.  Since then, Aloha has publicly stated that it may seek the payment of a $4 million fee from us arising from the termination of the merger agreement.  To date, Aloha has neither made a formal request nor initiated legal action seeking the payment of a termination fee.  We have no present intention to pay a termination fee to any party to the merger agreement, and believe that no termination fee is owed to any party under the terms of the merger agreement.

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

Flight Operations

In March 2002, we introduced a daily flight between Maui, Hawaii and Seattle, Washington.  In June 2002, we added two new daily flights between Honolulu, Hawaii and Ontario, California, and between Honolulu, Hawaii and Sacramento, California.   In October 2002, we added a daily flight between Honolulu, Hawaii and Phoenix, Arizona.  Depending upon seasonality, we continually evaluate and adjust our flight schedule to effectively balance  capacity with travel demand and we continue to evaluate expansion opportunities.

As of March 1, 2003, we operated approximately 135 scheduled flights per day with:

•                  daily service on our transpacific routes between Hawaii and Los Angeles, Ontario, Sacramento, San Diego and San Francisco, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

•                  daily service on our interisland routes among the six major islands of the State of Hawaii; and

•                  weekly service on our south pacific routes as the sole direct provider of air transportation from Hawaii to each of Pago Pago, American Samoa, and Papeete, Tahiti in the south pacific.

We also provided charter service daily from Honolulu, Hawaii to Las Vegas, Nevada and two to three times weekly from Honolulu, Hawaii to Anchorage, Alaska.  We discontinued our daily charter service from Honolulu, Hawaii to Las Vegas, Nevada on January 31, 2003.

Aircraft

Beginning in the fourth quarter of 1999, we initiated a plan to replace our entire fleet of McDonnell Douglas DC-9 (“DC-9”) aircraft used to service our interisland routes.  This effort was completed in the first quarter of 2002, when we completed the delivery of 13 new B717 aircraft.  In addition, in the fourth quarter of 2001, we initiated a plan to replace, by June 2003, our entire fleet of McDonnell Douglas DC-10 (“DC-10”) aircraft used to service our transpacific routes, south pacific routes and charter routes with 16 B767 aircraft.

As of December 31, 2002, we operated our 13 new B717 aircraft to service the interisland routes and we operated 11 B767 aircraft, including seven new and four used B767 aircraft, and eight DC-10 aircraft to service transpacific, south pacific and overseas charter service.  In the first quarter of 2003, we took delivery of three new B767 aircraft, and we are scheduled to take delivery of our final two B767 aircraft in April and May of 2003. The decision as to whether or not Hawaiian will accept delivery of these aircraft has not yet been made and we expect to discuss this matter with our lessors in the context of Hawaiian’s Section 1110 negotiations.  As a result of our accelerated aircraft retirement plan, in February 2003, we removed from scheduled service all of our DC-10 aircraft and, as part of the Chapter 11 process, all remaining DC-10 leases were rejected pursuant to an order of the Bankruptcy Court on March 21, 2003.  See “Properties – Aircraft” for further discussion on our aircraft and applicable provisions of the Bankruptcy Code.

Maintenance

We developed extensive maintenance programs, which consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured either by time flown or by the number of takeoffs and landings, or “cycles”, performed. In addition, from time to time, we perform inspections, repairs and modifications of our aircraft in response to FAA directives. Checks range from daily “walk around” inspections, to more involved overnight maintenance checks, to exhaustive and time consuming major overhauls. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain parts and components of both airframes and engines are time or cycle controlled. Parts and other components are replaced or overhauled prior to the expiration of their time or cycle limits.

Codesharing and Other Alliances

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and codesharing (one carrier placing its name and flight numbers, or “code”, on flights operated by the other carrier) on certain flights.  We have codesharing agreements with Alaska Airlines, America West Airlines, American Airlines, American Eagle Airlines, Continental Airlines and Northwest Airlines.  We also participate in the frequent flyer programs of Alaska Airlines, America West Airlines, American Airlines, Continental Airlines, Northwest Airlines and Virgin Atlantic Airlines.  These programs enhance our revenue opportunities by:

•                  providing our customers more value by offering more travel destinations and better mileage accrual/redemption opportunities;

•                  gaining access to more connecting traffic from other airlines; and

•                  providing members of our alliance partners’ frequent flyer program an opportunity to travel on our system while earning mileage credit in the alliance partners’ program.

Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties. Refer to “Business - Risk Factors - Reliance on Third Parties”.

Marketing

As with other airlines, most of our ticket sales are generated by travel agencies. In June 2002, we discontinued paying base commission to travel agents in the United States, Canada, Puerto Rico and the U.S. Virgin Islands.  We implemented this change in order to remain competitive with other airlines that had already terminated commission payments.

In an effort to reduce our reliance on travel agencies and lower our distribution costs, we continue to expand and pursue e-commerce initiatives. During 2002, we converted to ticketless operations in a similar response to most U.S. airlines and effective January 2003, we announced the discontinuation of travel voucher coupons. Our prior reliance on interisland coupon sales and distribution will be materially impacted as our customers that relied heavily on the use of interisland coupons will now be required to either book travel on our website or with travel agencies.  Our major distributor and reseller of interisland coupons could disagree with our change and discontinue sales or bookings of their customers on our airline. Customers are now charged a fee for paper tickets upon request.  As we have recently implemented this change and our customers have relied on paper tickets throughout our history, the change may adversely impact our revenue.

Electronic tickets, or e-tickets, result in lower distribution costs to us while providing increased customer convenience.  In 2002, our revenue from sales of e-tickets was $203.5 million, representing approximately 39% of total passenger revenue, which is an increase of 33% over the $153.1 million of revenue from sales of e-tickets we recorded in 2001.  Our website, www.HawaiianAir.com, offers customers information on our flight schedules, our frequent flyer program, HawaiianMiles, booking reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages.  We also publish fares with web-based travel services such as ORBITZ, Travelocity, Expedia, Cheap Tickets, Trip, Hotwire and Priceline.  These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.  In 2002, we recorded $47.5 million in ticket sales from web-based travel services compared with $27.5 million in 2001.

We currently utilize web-fare only discounts and web-booked additional bonus mileage incentives to increase our e-ticket usage and growth in e-commerce in order to improve service to our customers and to reduce our distribution costs.  In addition, we introduced new self-service kiosks to improve the customer check-in process.  This summer we plan to add internet check-in and implement interline e-ticketing (which would allow customers to use e-tickets when their itineraries include travel on another carrier) with other U.S. carriers.

Frequent Flyer Program

Our HawaiianMiles frequent flyer program was initiated in 1983 to encourage and develop a customer loyalty base. The HawaiianMiles program allows passengers to earn mileage credits by flying with us and our partner carriers. We also credit members with mileage credits for patronage with our program partners, including hotels, car rental firms, credit card issuers and long distance telephone companies, pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program.

HawaiianMiles members are entitled to a choice of various awards based on accumulated mileage, with a majority of the awards being free air travel. Travel awards available in the HawaiianMiles program range from a 5,000 mile award, which are redeemable for a one-way interisland flight, to 60,000 and 75,000 mile awards, which are redeemable for a roundtrip first class transpacific flight and a roundtrip first class south pacific flight, respectively.

Due to the structure of the program and our belief that most of the redemption travel would not otherwise be revenue passengers, we believe that displacement of revenue passengers by passengers using flight rewards has historically been small.  Revenue passenger miles represented by redemption travel accounted for 7% of our total revenue passenger miles in 2002.

In 2002 and early 2003, we entered into agreements with two financial institutions to establish co-branded credit and debit cards, linked to our HawaiianMiles program for the program’s members as well as our other customers and prospective customers.

Competition

Transpacific

We face multiple competitors on our transpacific routes, including major carriers such as American Airlines, Continental Airlines, Northwest Airlines, Delta Air Lines, United Air Lines and various charter carriers. We believe that transpacific competition is based on factors such as fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

South Pacific

Currently, we are the only provider of direct service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti.

Interisland

While there are several small commuter and “air taxi” companies that provide air transportation between Hawaii’s interisland airports that cannot be served by large aircraft, the interisland routes are serviced primarily by us and Aloha Airlines. As of March 1, 2003, we operate approximately 115 daily interisland flights subject to seasonality, representing about 45% of total flights operated by the two carriers. We believe that interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

As described under “Business – Regulation – Limited Antitrust Immunity on Interisland Routes”, we and Aloha Airlines are operating our respective interisland operations under a limited antitrust immunity until October 1, 2003, which allows for the coordination of capacity to, from and among interisland city pairs within the State of Hawaii that we and Aloha Airlines serve, as well as limited revenue balancing with respect to such operations.

Employees

As of December 31, 2002, we had 3,223 active employees, of which 2,719 were employed on a full-time basis. Approximately 85% of our employees are covered by labor agreements with the following unions: the IAM, ALPA, AFA, the Transport Workers Union (“TWU”) and the Employees of the Communications Section (“Communications Section”). All contracts are subject to renegotiation in 2004 and 2005.

While there can be no assurance that our generally good labor relations will continue, we expect to develop and execute our business strategy of ongoing good relations with our employees.

Regulation

Our business is subject to extensive and evolving federal, state, local and transportation laws and regulations.  These laws and regulations are administered by federal, state and local agencies in the United States.  Many of these agencies regularly examine our operations to monitor compliance with these laws and regulations.  Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in case of violations.

We cannot guarantee that we will be able to obtain or maintain necessary governmental approvals.  Once obtained, operating permits are subject to modification and revocation by the issuing agency.  Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures.  However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage.  The primary U.S. federal statutes affecting our business are summarized below:

Industry Regulations

As a certificated air carrier, we are subject to the regulatory jurisdiction of the Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”). The DOT has jurisdiction over certain aviation matters such as the carriers’ certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation and unfair competitive practices as set forth in the Transportation Act. Hawaiian and all other domestic airlines are subject to regulation by the FAA under the Transportation Act. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operations, air worthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. Like other carriers, we are subject to inspections by the FAA in the normal course of business on a routine ongoing basis. We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

Maintenance Directives

The FAA approves all airline maintenance programs, including changes to the programs. In addition, the FAA licenses the mechanics who perform the inspections and repairs, as well as the inspectors who monitor the work.

The FAA frequently issues air worthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment to perform prescribed inspections, repairs or modifications within stated time periods or numbers of take off and landing cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. We cannot predict what new air worthiness directives will be issued and what new regulations will be adopted or how our businesses will be affected by any such directives or regulations. We expect that we may from time to time incur expenses to comply with new air worthiness directives and regulations.

We believe that we are in compliance with all requirements necessary to maintain in good standing our respective operating authorities granted by the DOT and our respective air carrier operating certificates issued by the FAA. A modification, suspension or revocation of any of our DOT or FAA authorizations or certificates would have a material adverse effect on our operations.

Airport Security

On November 19, 2001, President Bush signed into law the Aviation and Transportation Security Act (“Security Act”). The Security Act federalizes substantially all aspects of civil aviation security, which created a new Transportation Security Administration  (the “TSA”) under the Under Secretary of Transportation for Security of the DOT. The Security Act mandates that the TSA shall provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage.  The TSA assumed passenger screening functions and significant other elements of airline and airport security in February 2002.  On December 31, 2002, the TSA began explosive detection screening of all checked baggage.  The TSA also provides for increased security on flight decks of aircraft and requires federal marshals to be present on certain flights, among other matters.  Effective February 1, 2002, the Security Act imposed a $2.50 per enplanement security service fee (maximum $5.00 one-way maximum fee) which is collected by the air carriers and submitted to the government to pay for these enhanced security measures.  Additionally, to the extent the TSA determines that such fee is insufficient to pay for the cost of providing the security measures, in each of the years 2002, 2003 and 2004, air carriers may be required to submit to the government an amount equal to the amount the air carriers paid for screening passengers and property in 2000.  In years subsequent to 2004, this fee may be assessed based on the air carrier’s market share, at an aggregate amount not exceeding the total amount paid by air carriers for screening passengers and property in 2000.  In 2002, the TSA began assessing fees under this provision of the Security Act. As of December 31, 2002, we were assessed approximately $3.1 million in additional security fees.  In addition, the Security Act mandates that air carriers provide for specified enhanced security measures, such as hardened cockpit doors, the costs for which are not currently reimbursed by the government. Congress is considering a supplemental appropriation bill related to the war against Iraq that may include relief for the airline industry.  Current versions of this bill approved by the House and Senate differ, but both provide for reimbursement of a portion of the security fees and costs incurred by air carriers during the past two years, including costs to harden cockpit doors, subject to specified conditions.  We cannot assure you that this bill will be enacted or as to the amount or timing of the monetary relief.

Noise Abatement

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate or foreign commerce or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego and San Francisco, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations.  In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations at the affected airports.  Local authorities at other airports could consider adopting similar noise regulations.

Environmental

Many aspects of airlines’ operations are subject to increasingly stringent federal, state and local laws protecting the environment.  Future regulatory developments could adversely affect operations and increase operating costs in the airline industry and our company.

Taxes

The airline industry is subject to various passenger, cargo and fuel taxes, which change from time to time.  We have changed our fares in response to enacted tax changes, depending on prevailing market conditions.  We cannot be certain that we will be able to maintain our current fare levels or predict the effects on our fares should these taxes lapse and/or be reinstated.

Limited Antitrust Immunity on Interisland Routes

On September 30, 2002, the DOT approved a Joint Application under Section 116 of the Aviation and Transportation Security Act of 2001 that we and Aloha Airlines filed, granting us and Aloha Airlines limited antitrust immunity until October 1, 2003 for the coordination of capacity to, from and among interisland city pairs within the State of Hawaii that we and Aloha Airlines serve and limited revenue balancing with respect to such coordinated operations pursuant to an Interisland Cooperation Agreement and a Declaration issued by the Governor of the State of Hawaii.  We and Aloha Airlines must agree on total available seat miles to be flown on a month by month basis in the relevant interisland routes.  Each carrier has independently issued an interisland schedule based on the agreed capacity. The financial settlement associated with the revenue balancing between us and Aloha Airlines has not been material nor is it expected to be material to our interisland passenger revenue.  We are seeking to extend the antitrust immunity past October 1, 2003, although we cannot assure you that we will be successful in our efforts.  If the extension is not granted, it may have a negative impact on our interisland operations.

The Interisland Cooperation Agreement approved by the DOT requires us to report monthly to the DOT and the State of Hawaii certain statistics relating to future limitations of capacity that we and Aloha Airlines agree to as well as monthly information showing the results of operations under that approved agreement.  This reporting requirement will end in October 2003 when the authority under the DOT approval expires.

Civil Reserve Air Fleet Program

The U.S. Department of Defense regulates the Civil Reserve Air Fleet (“CRAF”) and government charters.  We have elected to participate in the CRAF program, whereby we have agreed to make B767 aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies.  The program is a standby arrangement that lets the U.S. Department of Defense Air Mobility Command call on as many as four contractually committed Hawaiian aircraft and their crews to supplement military airlift capabilities.

On February 8, 2003, the U.S. Secretary of Defense authorized a “Stage 1” mobilization of the CRAF program, the lowest activation level.  We are required to make one passenger aircraft available as a result of this Stage 1 mobilization.  Under the requirements of a Stage 2 mobilization, an additional passenger aircraft would be required.  The remaining aircraft subject to the CRAF program would be mobilized under a Stage 3 mobilization, which for Hawaiian would involve a total of four passenger aircraft.  While the government would reimburse us for the use of these aircraft, the additional aircraft required under Stage 2 or Stage 3 mobilization could have a significant adverse impact on our results of operations.

Other Regulations

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT.  The federal antitrust laws are enforced by the U.S. Department of Justice.  The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services.  Labor relations in the air transportation industry are generally regulated under the Railway Labor Act.  Hawaiian and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Transportation Act to certain airline employees who have been furloughed or terminated (other than for cause).  The Federal Communication Commission issues licenses and regulates use of all communications frequencies assigned to us and the airlines generally.

Additional laws and regulations are proposed from time to time, which could significantly increase the cost of airline operations by imposing additional requirements or restrictions.  Laws and regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots.  Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time.  We cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be effected, if any, or how we will be affected.

Risk Factors

In addition to the risks identified elsewhere in this report, including those related to Hawaiian's Chapter 11 case under “Business—Chapter 11 Reorganization”, the following risk factors apply to our business, results of operations and financial condition:

Terrorist Attacks and International Hostilities

The terrorist attacks of September 11, 2001 adversely affected our financial condition and results of operations as well as the airline industry in general.  Those effects continue, although we were able to mitigate those effects somewhat through increased traffic, as compared to the months immediately after the September 11, 2001 terrorist attacks, the Air Transportation Safety and System Stabilization Act (“Stabilization Act”) and our cost-cutting measures. Among the effects we experienced from the September 11, 2001 terrorist attacks were significant flight disruption costs caused by the FAA-imposed grounding of the U.S. airline industry’s fleet, significantly increased security, insurance and other costs, significantly higher ticket refunds, significantly decreased load factors (defined as revenue passenger miles divided by available seat miles) and lower yields.  As a result, the airline industry suffered unprecedented financial losses in 2001 and in 2002, and such losses are expected to continue in 2003.  Moreover, additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, could further negatively impact us and the airline industry.  In addition, the war against Iraq and other world events or developments have decreased and may further decrease demand for air travel and load factors and could result in further increased costs for us and the airline industry.  For instance, the price of fuel increased significantly during the period leading up to the initiation of war against Iraq.  Although fuel prices declined immediately after the war against Iraq began, the fuel market continues to be highly volatile.  The war with Iraq, other conflicts in the Middle East, political events in Venezuela or significant events in other oil-producing nations could cause fuel prices to increase further or remain at current high levels and may reduce the availability of fuel.  Premiums for aviation insurance have increased substantially, and could escalate further, or certain aviation insurance could become unavailable or available only for reduced amounts of coverage that are insufficient to comply with the levels of insurance coverage required by aircraft lenders and lessors or required by applicable government regulations.  Additionally, war-risk coverage or other insurance might cease to be available to our vendors, or might be available only at significantly increased premiums or for reduced amounts of coverage, which could adversely affect our operations or costs.

Due in part to the lack of predictability of future traffic and yields, we are currently unable to estimate the long-term impact on us of the events of September 11, 2001 or the impact of any further terrorist attacks or the war against Iraq.  However, given the magnitude of the unprecedented events of September 11, 2001 and their continuing aftermath, the adverse impact to our financial condition, results of operations, liquidity and prospects may continue to be material, and our financial resources might not be sufficient to absorb it or that of any further terrorist attacks or the war against Iraq if the war were prolonged.

September 11, 2001 Related Regulation

Implementation of the requirements of the Security Act has resulted in increased costs for us and our passengers.  In addition to the items and costs identified under “Business – Regulation – Airport Security”, under Section 145 of the Security Act, air carriers are required to honor tickets for suspended service on other air carriers that are insolvent or have declared bankruptcy within 18 months of the passage of the Security Act.  To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger’s air transportation was suspended. The DOT issued a notice in January 2003 advising carriers of this duty but allowing carriers to charge a $25 fee for tickets that must be written. Because we do not know how many tickets may be presented under this provision of the Security Act, it is difficult to determine its impact.  If a major U.S. air carrier were to declare bankruptcy and cease operations, this feature of the Security Act could have a significant impact on our operations.  To the extent we are not fully reimbursed for honoring such tickets, the impact could be adverse.

Fuel Costs

Aircraft fuel is a significant expense for any air carrier and even marginal changes in fuel prices can greatly impact a carrier’s profitability.  The following table sets forth statistics about our aircraft fuel consumption and cost for each of the last three years (including the impact of our fuel hedging program):

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	% of operating expenses
	(in thousands)	(in thousands)

2002*	117,750	$95,296	80.9 ¢	13.9%

2001*	129,208	$111,717	86.5 ¢	18.8%

2000	141,429	$126,962	89.8 ¢	20.4%

*                 The amounts for 2001 and 2002 reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133); the 2000 amount does not. See the further discussion of the impact of SFAS 133 in Note 3 to our consolidated financial statements.

The single most important factor affecting petroleum product prices, which includes the price of aircraft fuel, continues to be the actions of the major oil producing countries in setting targets for the production and pricing of crude oil.  In addition, the markets for heating oil, diesel fuel, automotive gasoline and natural gas can affect aircraft fuel prices.  All petroleum product prices continue to be subject to unpredictable economic, political and market factors, such as the political crisis in Venezuela and the war against Iraq.  The price of fuel increased significantly during the period leading up to the initiation of war against Iraq on March 19, 2003.  Although fuel prices declined immediately after the war against Iraq began, the fuel market continues to be highly volatile. We are unable to predict what impact, if any, the war with Iraq will have on fuel prices in the future. Also, the balance among supply, demand and price has become more reactive to world market conditions.  Accordingly, the price and availability of aviation fuel, as well as other petroleum products, continues to be unpredictable and currently are at historically high levels.  A fuel supply shortage resulting from a disruption of oil imports or otherwise, could result in higher fuel prices or curtailment of scheduled service which could have a material adverse effect on our operations.

A one-cent change in the cost per gallon of fuel has an impact on our operating expenses of approximately $98,000 per month (based on 2002 consumption). We have realized savings in fuel expense in 2002 as a result of our introduction of B717 and B767 aircraft to our aircraft fleet replacing less fuel-efficient aircraft. Significant changes in fuel prices or availability would materially affect our operating results.

We utilize heating oil forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. We employ a strategy whereby heating oil contracts may be used to hedge up to 50% of our anticipated aircraft fuel needs.  We have also entered into an agreement to purchase a significant amount of fuel at fixed prices during 2003, which will mitigate our market risk with respect to fuel prices. However, our fuel hedging strategy may limit our ability to benefit from declines in fuel prices and expose us to losses in the event of crude oil price fluctuations.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further discussion on aircraft fuel expense and the financial instruments that we use to manage market risks and hedge our financial exposure resulting from fluctuations in our aircraft fuel costs.

Seasonality and Cyclicality

Our profitability and liquidity are sensitive to seasonal volatility primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Traffic levels are typically weaker in the first quarter of the year and stronger travel periods occur during June, July, August and December. During weaker travel periods, we may adjust our flight availability to obtain a profitable passenger load factor, or utilize aggressive fare pricing strategies to increase our traffic volume, which may involve higher ticket discounts during these periods.

The airline industry is subject to substantial cyclical volatility. Airlines frequently experience higher fluctuating short-term cash requirements caused by seasonal fluctuations in traffic, that often deplete cash during off-peak periods, and by other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. Accordingly, airlines require substantial liquidity to sustain continued operations under most conditions.

The nature of the airline industry requires substantial financial and operating leverage. The airline industry operates on low gross profit margins and revenue that vary substantially in relation to fixed operating costs.  Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenue generated from a particular flight are directly related to the number of passengers carried. Accordingly, while a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), it may result in a disproportionately greater decrease in profits. An increase in the number of passengers carried would have the opposite effect.

Dependence on Tourism

Our principal base of operations is in Hawaii with our revenue linked primarily to the number of travelers to, from and among the Hawaiian Islands. Tourists constitute a majority of the travelers to and from Hawaii, as well as between the islands. Tourism levels are affected by, among other things, the strength of the local Hawaii economy, the popularity of Hawaii as a tourist destination in general and other global factors, including the political and economic climate in the areas from which tourists to Hawaii typically originate. From time to time, various events and industry-specific problems such as strikes have had a negative impact on tourism in Hawaii. In addition, the potential or actual occurrence of terrorist attacks, the war against Iraq, and the threat of other negative world events has had and may continue to have a material adverse effect on Hawaii tourism.

No assurance can be given that the level of passenger traffic to Hawaii will not further decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our operations and profitability.

Competition

The airline industry is highly competitive, primarily due to the effects of the Airline Deregulation Act of 1978, recodified into the Transportation Act. The Transportation Act substantially eliminated government authority to regulate domestic routes and fares and has increased the ability of airlines to compete with respect to destination, flight frequencies and fares. Airline profit levels are highly sensitive to, and can be severely impacted by, among other things, adverse changes in fuel costs, average yield (seat pricing) and passenger demand. After September 11, 2001, we reduced fares in certain markets to attract customers, as did most airlines.  The revenue environment continues to be weak in light of changing pricing models, excess capacity in the market, reduced corporate travel spending and other issues.

The U.S. airline industry has consolidated in recent years as a result of mergers and liquidations, and further consolidation may occur in the future. The consolidations have, among other things, enabled certain carriers to expand their international operations and increase their presence in the United States. In recent years, the airline industry has experienced alliances among U.S. carriers and between large U.S. and foreign carriers, allowing the carriers that are parties to these alliances to strengthen their overall operations. Conversely, the industry has also seen in recent years the emergence and growth of low-cost, low-fare domestic carriers, which has further intensified competitive pressures. Aircraft, skilled labor and gates at most airports continue to be available to start-up carriers. In some cases, the new entrants have initiated or triggered price discounting.

Many of our competitors are larger and have substantially greater financial resources than we do. The commencement of or increase in service on our routes by existing or new carriers could negatively impact our operating results. Competing airlines have, from time to time, reduced fares and increased capacity beyond market demand on routes served by us in order to maintain or generate additional revenue. Further fare reductions and capacity increases by competing airlines could cause us to reduce fares or adjust our capacity to levels that may adversely affect our operations and profitability.  Many of our competitors have larger customer bases, greater brand recognition in other airline markets and significantly greater financial and marketing resources than we do. Either aggressive marketing tactics or a prolonged fare war initiated by these competitors could impact our limited financial resources and affect our ability to compete in these markets.

Vigorous price competition exists in the airline industry, with competitors frequently offering reduced discount fares and other promotions to stimulate traffic during weaker travel periods, generate cash flow or increase relative market share in selected markets. The introduction of broadly available, deeply discounted fares by a U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on our operating results.

In addition, since September 11, 2001, several air carriers have sought to reorganize under the Bankruptcy Code, including us, US Airways and United Air Lines.  Successful completion by other air carriers of any such reorganizations could create competitors that are able to realize substantial cost savings from contracts renegotiated under the protections of the Bankruptcy Code.  Finally, if any air carriers involved in reorganizations were to substantially discount fares (as was done by United Air Lines in January 2003 and has historically been done by air carriers during and after such reorganizations), we could also be adversely affected.

Further, under the Stabilization Act, airlines are eligible to apply for loan guarantees from the federal government, which guarantees, if granted, have been generally conditioned on extensive restructuring and cost-cutting factors.  Successful completion of such restructuring requirements coupled with access to credit backed by federal loan guaranties by our competitors, such as Aloha Airlines, could enable them to substantially discount fares or compete in other ways in which we could be adversely affected.

We currently operate our interisland routes under an anititrust exemption granted by the DOT.  That exemption allows us to agree on capacity to, from and among interisland city pairs within the State of Hawaii that we and Aloha Airlines serve and limited revenue balancing with respect to such coordinated operations pursuant to an Interisland Cooperation Agreement and a Declaration issued by the Governor of the State of Hawaii.  This agreement was approved by the DOT on September 20, 2002 and expires on October 1, 2003.  This agreement was entered into as a result of the effects of the reduced interisland traffic that resulted from general economic conditions, the events of September 11, 2001 and capacity in the market.  As both airlines are the primary source of transportation among the Hawaiian Islands, the restrictions of this agreement are closely reviewed by the DOT and the State of Hawaii.  Should results of the changes by both carriers adversely impact the passengers or the economic conditions of the State of Hawaii, the DOT and the State of Hawaii may seek to terminate this Joint Application before October 31, 2003.

Reliance on Third Parties

We have agreements with contractors, including Alaska Airlines, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and certain other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business may impact our ability to conduct our business effectively.

We have maintenance agreements with Delta Air Lines and Goodrich Aviation Technical Services, Inc. (“Goodrich”).  Delta Air Lines has agreed to provide us with routine and on-call line maintenance services at our mainland stations including mechanic services and technical support for our B767 aircraft. Goodrich has agreed to provide us with maintenance, repair, overhaul and modification services as well as necessary parts and equipment for the services it performs on our B717 and B767 aircraft. If Delta Air Lines or Goodrich or our other maintenance providers terminate their respective agreements with us, we would have to seek an alternative source of maintenance service or undertake to maintain these aircraft ourselves.  We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current maintenance arrangements.

We have an agreement with the Pratt & Whitney division of United Technologies Corporation to provide comprehensive power by the hour overhaul and maintenance services as needed for the Pratt & Whitney engines utilized on our fleet of B767 aircraft. For our B717 interisland fleet, we have agreements with Rolls Royce entities to provide power by the hour maintenance and spare engine and parts pooling.  If Pratt & Whitney or Rolls Royce terminates or fails to perform under these arrangements, we would have to seek an alternative source for these services or undertake to maintain these engines ourselves. We cannot assure you that we would be able to do so on a basis that is as cost-effective as these agreements.

We have code sharing agreements with Alaska Airlines, America West Airlines, American Airlines, American Eagle Airlines, Continental Airlines and Northwest Airlines. We also participate in the frequent flyer programs of Alaska Airlines, America West Airlines, American Airlines, Continental Airlines, Northwest Airlines and Virgin Atlantic Airlines. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

We have entered into a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel during 2003, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2003.  If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel.  We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement.

In 2002 and 2001, passenger ticket sales from one Hawaii-based wholesaler constituted approximately 15% and 21% of our total operating revenue, respectively. Travel agents generally have a choice between one or more airlines when booking a customer’s flight. Accordingly, any effort by travel agencies to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to continue to offer competitive incentives, and to maintain favorable relations with travel agencies, there can be no assurance that travel agencies will continue to do business with us. The loss of any one or several travel agencies may have a material adverse affect on our operations.

Insurance

We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers’ compensation.

We are exposed to potential losses that may be incurred in the event of an aircraft accident.  Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of service, but also significant potential claims of injured passengers and others.  Any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.  We are required by the DOT to carry liability insurance on each of our aircraft.  We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft, which management believes is adequate and consistent with current industry practice.  However, there can be no assurance that the amount of such coverage will not be changed or that we will not bear substantial losses from accidents.  We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our operations and revenue.

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage).  At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.  We also purchased from the U.S. government, through the DOT, third-party war risk insurance coverage above $100 million, up to a cap of $3 billion of liability per occurrence, per aircraft.  This coverage has been extended by the FAA under authority generated by the Homeland Security Act to August 31, 2003, after which it is anticipated that the federal policy will be extended unless insurance for war risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT.  However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost.

The Stabilization Act provides for reimbursement to air carriers and their vendors or subcontractors for increases in the cost of war risk insurance for the first 30 days of reinstated coverage over the premium in effect prior to September 10, 2001.  We were reimbursed for the excess cost of war risk insurance above that previously incurred for the first 30-day period of this interim war risk insurance period, but have not received reimbursement for premiums beyond that period.  As of December 31, 2002, we received a reimbursement of approximately $0.5 million.  Due in part to the events of September 11, 2001, the annual cost of our aviation insurance programs have increased from approximately $3.6 million to approximately $16.4 million.

Maintenance Costs and Unavailable Aircraft

During 2001, we replaced our fleet of DC-9-51 aircraft utilized on our interisland routes with 13 new B717 aircraft.  Beginning in the fall of 2001, we began to convert our fleet of DC-10 aircraft utilized on our transpacific and south pacific routes with 12 new and four used B767 aircraft.  The B717 aircraft and the B767 aircraft require less maintenance than the previously utilized older aircraft.  We expect to incur decreased  maintenance costs with the newer aircraft, but maintenance expenses will rise in the future, both on an absolute basis and as a percentage of our operating expenses, as these aircraft age and require regular maintenance checks.  Although we cannot accurately predict how much our maintenance costs will increase in the future, we expect that they will increase significantly.

As of December 31, 2002, we operated a fleet of 32 aircraft.  Given the limited number of aircraft we operate, if an aircraft becomes unavailable due to unscheduled maintenance, repairs or other reasons, we could suffer greater adverse financial and reputational impacts than other larger airlines if flights are delayed or cancelled due to the absence of replacement aircraft.

Labor Costs and Work Stoppages

Labor costs are a significant component of airline expenses and can substantially impact an airline’s results.  In 2002, labor and related benefit costs constituted 30% of our total operating expenses.  We may experience in the future pressure to increase wages and benefits for our employees.  We may make strategic and operational decisions that require the consent of one or more of our labor unions.  We cannot assure you that these labor unions will not require additional wages or benefits in return for their consent.  In addition, we have entered into collective bargaining agreements with our pilots, mechanics, flight attendants and dispatchers, which are amendable in 2004 and 2005.  We cannot assure you that future agreements with our employees’ unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us.  If we do not reach an agreement with one of our larger labor unions in direct negotiations when its collective bargaining agreement becomes amendable, federally-mandated mediation will occur and could last for an unspecified period of time.  Although an overwhelming majority of labor discussions will result in an agreement and ratifications, the time required to negotiate a contract under the Railway Labor Act varies.  Therefore, we cannot currently estimate the time frame or results of any future negotiations.  Should we be unable to reach an agreement with any of our larger labor unions, we could be adversely affected.  If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

ITEM 2.                             PROPERTIES.

Aircraft

As of December 31, 2002, our operating fleet consisted of 11 B767 aircraft, 13 B717 aircraft and eight DC-10 aircraft.  The following table summarizes our aircraft fleet in service as of December 31, 2002 as well as our commitments and options for additional aircraft:

Aircraft Type	Leased	Commitments	Options	Seating Capacity (Per Aircraft)	Average Age (In Years)

B767-300ER	3	—	—	252	1
B767-300ER	4	—	—	262	13
B767-300ER	4	5	—	264	Less Than One
B717-200	13	—	7	123	2
DC-10-10	6	—	—	304	25
DC-10-30	2	—	—	314	29
Total	32	5	7		9

Following the commencement of Hawaiian’s Chapter 11 case, we began negotiations with our aircraft lessors over the disposition or use of our aircraft and the appropriate economic terms of the disposition or use.  In the event that these negotiations are unsuccessful and we are unable to reach agreement with our aircraft lessors or to extend the Section 1110 Deadline, the lessors would be able to exercise remedies under relevant aircraft documents to terminate the leases and to take possession of the aircraft.  If these remedies were exercised, our financial position, results of operations and liquidity could be materially and adversely affected, absent alternative arrangements.  We cannot guarantee that we will be able to obtain alternative arrangements by the Section 1110 Deadline.  Furthermore, even if we were to obtain alternative arrangements, we cannot guarantee that we will be able to obtain them on terms favorable to us and we may incur substantial additional costs to implement these alternative arrangements.  See “Business – Chapter 11 Reorganization” for more information on the Chapter 11 process.

B767 Aircraft

We executed lease agreements for 16 B767 aircraft. As of December 31, 2002, the 11 B767 aircraft in operation consist of three new B767 aircraft delivered in the fourth quarter of 2001 under 15-year operating leases with Ansett Worldwide Aviation Services, Inc. (“Ansett”), four B767 aircraft delivered in 2002 under seven-year operating leases with International Lease Finance Corporation (“ILFC”) and four new B767 aircraft delivered in 2002 under 18-year operating leases with Ansett and BCC. Additionally, three new B767 aircraft under 18-year lease financing arranged through BCC and Ansett were received during the first quarter of 2003.  The final two aircraft are scheduled to be received in the second quarter of 2003.  The decision as to whether or not Hawaiian will accept delivery of these aircraft has not yet been made and we expect to discuss this matter with our lessors in the context of Hawaiian’s Section 1110 negotiations. The B767 aircraft are utilized on our transpacific and south pacific routes.

B717 Aircraft

During 2001, we took delivery of and introduced into service 13 new B717 aircraft, all under 18-year leveraged lease financing provided by Wells Fargo, which acts as the trustee for the benefit of BCC. These aircraft replaced the DC-9-50 fleet previously utilized on our interisland routes.

DC-10 Aircraft

The DC-10 aircraft were operated on our transpacific and south pacific routes. Of the eight DC-10 aircraft, six were leased from American Airlines on long-term operating leases that were scheduled to expire in the first half of 2003. We operated two DC-10-30 aircraft under operating leases with BCI Aircraft Leasing, which were scheduled to expire in January 2004. As of February 28, 2003, we grounded all of our DC-10 aircraft under our accelerated aircraft retirement plan and, as part of the Chapter 11 process, the related unexpired leases were rejected pursuant to an order of the Bankruptcy Court.

Ground Facilities

Our principal terminal facilities, cargo facilities, hangar and maintenance facilities are located at the Honolulu International Airport. The majority of the facilities at Honolulu International Airport are leased on a month-to-month basis. We are also charged for the use of terminal facilities at the seven major interisland airports owned by the State of Hawaii.  Some terminal facilities, including gates and holding rooms, are considered by the State of Hawaii Department of Transportation Airports Division to be common areas and thus are not exclusively controlled by us.  Other facilities, including station manager’s offices, premier club lounges and operations support space, are considered exclusive-use space by the State of Hawaii Department of Transportation Airports Division.

We have signatory agreements with the Port of Portland and the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarren International Airport in Las Vegas, Nevada, the City of Los Angeles for both Los Angeles International Airport and Ontario International Airport, the County of Sacramento and Societe D’Equipment De Tahiti Et Des Iles (SETIL) for Tahiti Airport. We have a right of entry agreement with the Anchorage International Airport.  We have sublease agreements for terminal space with LAX Two in Los Angeles, Northwest Airlines in Seattle and San Diego, Delta Air Lines in San Francisco, Sacramento and Ontario, California, America West Airlines in Phoenix, Nevada and the Government of American Samoa in Pago Pago. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario Airport in California and Fairbanks International Airport in Alaska.

Our corporate headquarters are located in leased premises of 129,667 square feet in a complex adjacent to the Honolulu International Airport. The lease for this office expires in 2013. We lease four ticket offices in Hawaii: three on the island of Oahu and one on the island of Hawaii. We also lease sales offices in San Francisco, Seattle (cargo), Los Angeles, Papeete and Tokyo. The leases for these offices expire on various dates from May 30, 2002 to December 31, 2003. The aggregate rent for all facilities in the year ended December 31, 2002 was approximately $13.4 million.

Section 365 of the Bankruptcy Code requires that Hawaiian timely perform all of its post-petition obligations under unexpired leases of non-residential real property.  We believe that we are in compliance with all payment obligations under these lease arrangements.

ITEM 3.                             LEGAL PROCEEDINGS.

Commencement of Chapter 11 Case

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The reorganization is being administered under the caption “In re Hawaiian Airlines, Inc., Case No. 03-00817”.  Hawaiian continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.  As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims, including pending litigation, against Hawaiian are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code.  On March 31, 2003, BCC filed a motion seeking the appointment of a Chapter 11 trustee.  The motion is currently scheduled to be heard on May 6, 2003.  Hawaiian intends to oppose the motion.  If the motion were to be granted, a Chapter 11 trustee would be appointed by the United States Trustee and would be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors.  Additionally, Hawaiian’s exclusive periods to propose and solicit acceptances of a plan of reorganization would be terminated upon the appointment of a Chapter 11 trustee.

At this time, it is not possible to predict the outcome of the Chapter 11 case or its effect on our business.  The Chapter 11 case is discussed in greater detail under “Business – Chapter 11 Reorganization”.

Shareholder Claims Arising out of Merger Agreement with Aloha and TurnWorks

Hawaiian and/or its directors are parties to four lawsuits filed by our shareholders and one demand for arbitration filed by an option holder, which are described below, challenging the proposed merger with Aloha and Turnworks that was announced on December 19, 2001 and subsequently terminated. We believe that these actions are without merit and intend to defend them vigorously.  We believe that these legal proceedings have become moot because the proposed merger was terminated.

On January 11, 2002, Crandon Capital Partners filed an action in the First Circuit Court of the State of Hawaii titled Crandon Capital Partners v. John W. Adams, et al. against Hawaiian, the directors of Hawaiian and AIP. The purported class-action suit alleges that the merger and the related transactions provide unfair preferential treatment to AIP and Mr. Adams, who is Chairman of Hawaiian’s Board and an affiliate of AIP, and that the director defendants breached their fiduciary duty to Hawaiian’s shareholders by approving the proposed merger and the related transactions. Plaintiff seeks to enjoin the proposed merger and the related transactions and obtain unspecified damages. On January 24, 2002, the First Circuit Court denied plaintiff’s motion for a temporary restraining order enjoining the proposed merger because, according to the Court, plaintiff did not show that the balance of irreparable damage favored the issuance of a temporary restraining order. By stipulation, plaintiff agreed to defer moving for a preliminary injunction against the proposed merger until after we have provided 28-days notice that a shareholder vote on the proposed merger has been scheduled. This case has been tendered for defense under our directors’ and officers’ insurance policy.

On January 17, 2002, three separate but virtually identical actions titled Mocarski v. Casey, et al., Moore v. Casey, et al., and White v. Casey, et al., were filed in First Circuit Court of the State of Hawaii. Defendants in each of the purported class-action lawsuits are Hawaiian directors Paul J. Casey, Joseph P. Hoar, Sharon L. Soper, Thomas J. Trzanowski, Reno F. Morella, John W. Adams, Robert G. Coo, Edward Z. Safady, Todd G. Cole and Samson Poomaihealani. Plaintiffs Joseph J. Mocarski, Ted Moore and Richard A. White allege that defendants had a self-interest in approving the proposed merger as a result of the change-of-control provisions in their Hawaiian stock options and employment agreements, and that they breached their fiduciary duties to Hawaiian’s shareholders by approving the proposed merger. The actions seek, among other relief, to enjoin the proposed merger. Subsequently, Mr. Mocarski filed an amended complaint in his action. The amended complaint asserts purported derivative claims on behalf of Hawaiian, which is named as a nominal plaintiff, and adds as defendants AIP and director William Weisfield. The amended complaint asserts five claims, including breach of fiduciary duty, waste, abuse of control, and unjust enrichment. In addition, counsel for plaintiffs Mocarski, Moore and White sought our assurance that we would not pay any termination fees or other similar pay-outs to any party involved in the proposed merger, and threatened unspecified legal action if our intentions were otherwise. We replied that we did not believe the payment of a termination fee was a proper subject of plaintiffs’ lawsuits, but that, in any event, we have no present intention to pay a termination fee to any party to the merger agreements. This case has been tendered for defense under our directors’ and officers’ insurance policy.

On February 7, 2002, John L. Garibaldi, a former Chief Financial Officer of Hawaiian, filed a demand for arbitration with the Arbitration Tribunals of Dispute Prevention and Resolution, Inc. in Honolulu, Hawaii titled Garibaldi v. Hawaiian Airlines, Inc. The respondent in the action is Hawaiian. Mr. Garibaldi alleges that Hawaiian has repudiated its obligations in regard to the vesting and exercise date of stock options granted to him under his release and separation agreement with Hawaiian. The demand seeks, among other relief, to enjoin the proposed merger as well as unspecified damages.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                             MARKET PRICE AND DIVIDEND INFORMATION.

In the table below, we present the range of the reported high and low sales prices on the AMEX of our common stock for the calendar quarters indicated. The shares of our common stock are listed on the AMEX and the PCX under the symbol “HA”. On March 21, 2003, the AMEX and the PCX halted trading in shares of our common stock pending the announcement by Hawaiian that it filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and trading has remained halted to the date of the filing of this annual report on Form 10-K.  We expect that trading in our shares will resume on the AMEX and PCX on April 16, 2003.

	Price Range
	High	Low
2002
First Quarter	4.6000	2.3500
Second Quarter	4.0000	2.8000
Third Quarter	3.6600	2.2700
Fourth Quarter	2.5400	1.5500

2001
First Quarter	3.2500	1.8125
Second Quarter	3.3000	2.3000
Third Quarter	3.5000	1.7000
Fourth Quarter	4.0500	2.0600

On March 21,  2003, the date trading was halted in shares of our common stock, the price per share of our common stock was $1.48. Past price performance is not necessarily indicative of future price performance.

The rights and claims of Hawaiian’s various creditors and Hawaiian Holdings will be determined by a plan of reorganization filed by Hawaiian.  We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types of distributions, if any, they would receive, and it is possible that Hawaiian Holdings’ existing equity or the existing equity of Hawaiian will be restructured in a manner that will reduce substantially or eliminate any remaining value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our company.

There were approximately 1,007 holders of record of our common stock as of March 31, 2003, including record owners holding shares for an indeterminate number of beneficial owners.

We paid no dividends in 2002 or 2001.

As part of the collective bargaining agreement negotiated with ALPA in December 2000, we agreed to distribute 1,685,380 shares of our common stock on a quarterly basis to the individual 401(k) accounts of ALPA pilots in our employment during 2001 and 2002.  In 2001, 518,910 shares, representing the number of shares required to be distributed in respect of the first, second and third quarters of 2001, were distributed to Vanguard Group, Inc. as trustee for the Hawaiian Airlines, Inc. Pilots’ 401(k) Plan.  In 2002, 1,051,214 shares, required for the fourth quarter of 2001 and the first, second and third quarters of 2002, were distributed to Vanguard Group, Inc, as trustee.  The distribution for the quarter ended December 31, 2002, consisting of 105,776 shares, was made on March 14, 2003 to Vanguard Group, Inc. as trustee.

In March 2000, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to five million shares of our common stock from time to time.  In August 2000, the Board of Directors increased the authorization to 10 million shares.  Including the effect of the repurchase of certain warrants and stock repurchased in 2000, the total number of shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of December 31, 2001.  In March 2002, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to five million shares of our common stock from time to time in the open market or privately negotiated transactions.  We purchased 990,700 shares of common stock through May 7, 2002.  On May 31, 2002, we commenced a tender offer to purchase for cash up to 5,880,000 shares of our own common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of our outstanding common stock as of that date.  The offer terminated without extension on June 27, 2002, at which time 26,578,337 shares were tendered and not withdrawn.  We accepted 5,880,000 properly tendered shares on a pro rata basis, with a proration factor of approximately 22.12%.  We made a payment of $25.0 million on July 8, 2002 for these accepted shares.

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our articles of incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the United States) of our issued and outstanding voting capital stock of Hawaiian by persons who are not “citizens of the United States”. As of December 31, 2002, we believe that less than 17% of our voting stock is held by non-United States citizens.

Equity Compensation Plan Information

The following table provides the specified information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,402,000	$2.92	1,035,500
Equity compensation plans not approved by security holders	none	—	none
Total	3,402,000	$2.92	1,035,500

See note 12 to our consolidated financial statements for additional information regarding our equity compensation plans.

ITEM 6.     SELECTED FINANCIAL DATA.

The Selected Financial and Statistical Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Hawaiian Holdings, Inc.

Selected Financial and Statistical Data (in thousands, except per share data)

	2002	2001		2000	1999	1998

Summary of Operations:
Operating revenue(a)	$632,038	$611,582		$607,220	$488,877	$426,415
Operating expenses(a)(b)	$688,117	$594,921		$621,022	$529,414	$409,010
Operating income (loss)	$(56,079)	$16,661		$(13,802)	$(40,537)	$17,405
Net income (loss)	$(58,275)	$5,069		$(18,615)	$(29,267)	$8,205

Net Income (Loss) per Common Stock Share:
Basic	$(1.88)	$0.15		$(0.48)	$(0.72)	$0.20
Diluted	$(1.88)	$0.15		$(0.48)	$(0.72)	$0.19

Weighted Average Shares Outstanding:
Basic	31,024	33,811		38,537	40,997	40,921
Diluted	31,024	33,947		38,537	40,997	42,205

Shareholders’ Equity Per Share (Without Dilution)	$(5.03)	$(0.62)		$0.54	$1.61	$2.22
Shares Outstanding at End of Period	28,350	34,151		33,708	40,997	40,997

Balance Sheet Items:
Total assets	$256,166	$305,294		$256,968	$241,937	$221,911
Property and equipment, net	$45,685	$45,256		$83,743	$65,272	$84,922
Long-term debt, excluding current portion	$883	$1,673		$10,763	$23,858	$14,454
Capital lease obligations, excluding current portion	$2,358	$3,308		$2,067	$2,790	$5,966
Shareholders’ equity(c)	$(142,610)	$(21,210)		$18,259	$66,126	$90,887

Scheduled Operations:
Revenue passengers	5,587	5,478		5,886	5,425	5,010
Revenue passenger miles	4,804,498	4,295,479		4,492,395	4,076,576	3,649,024
Available seat miles	6,246,127	5,587,566		5,967,810	5,468,589	4,940,001
Passenger load factor	76.9%	76.9%		75.3%	74.5%	73.9%
Passenger revenue per passenger mile	11.0 ¢	11.4	¢	10.6 ¢	9.8 ¢	9.7	¢

Overseas Charter Operations:
Revenue passengers	296	367		382	283	250
Revenue passenger miles	815,273	1,097,069		1,165,436	803,524	689,578
Available seat miles	862,096	1,218,734		1,279,749	852,155	733,735

Total Operations:
Revenue passengers	5,883	5,845		6,268	5,708	5,260
Revenue passenger miles	5,619,771	5,392,548		5,657,831	4,880,100	4,338,602
Available seat miles	7,108,223	6,806,300		7,247,559	6,320,744	5,673,736
Passenger load factor	79.1%	79.2%		78.1%	77.2%	76.5%
Revenue Per ASM	8.89 ¢	8.99	¢	8.38 ¢	7.73 ¢	7.52	¢
Cost Per ASM	9.68 ¢	8.74	¢	8.57 ¢	8.38 ¢	7.21	¢

(a)          For 2002 and 2001, overall revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(b)         For 2002, operating expenses included a net $8.7 million restructuring charge related to the accelerated retirement of the DC-10 aircraft and the sale of DC-9 aircraft and parts.  For 2001, operating expenses included a $30.8 million special credit for estimated proceeds from the federal government under the Stabilization Act and a $3.6 million favorable adjustment to the restructuring charge recorded in 2000.  For 2000, operating expenses included a $14.9 million restructuring charge related to DC-9 aircraft and expendable inventory, and a $7.6 million loss on assets held for sale related to sale-leaseback transactions on two DC-10 aircraft.  For 1999, operating expenses included a $47.0 million impairment loss related to DC-9 aircraft.

(c)          For 2002, 2001, 2000 and 1998, shareholders’ equity included other comprehensive losses related to minimum pension liability adjustments of $96.0 million, $51.6 million, $10.1 million and $4.5 million, respectively.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed in more detail below under “Chapter 11 Reorganization”, on March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Hawaiian Holdings did not file for relief under Chapter 11 of the Bankruptcy Code.  Hawaiian expects to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Our ability, both during and after Hawaiian’s Chapter 11 case, to continue as a going concern is dependent upon, among other things, the ability of Hawaiian (i) to successfully achieve required cost savings to complete its financial restructuring, (ii) to maintain adequate cash on hand, (iii) to generate cash from operations, (iv) to confirm a plan of reorganization under the Bankruptcy Code and (v) to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about our ability to continue as a going concern.  Furthermore, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities of Hawaiian must be satisfied in full before Hawaiian Holdings is entitled to retain any property of Hawaiian under a plan.  The ultimate recovery to creditors, Hawaiian Holdings and our shareholders, if any, will not be determined until confirmation of a plan of reorganization.  We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive, and it is possible that our existing equity or the existing equity of Hawaiian will be restructured in a manner that will reduce substantially or eliminate any remaining value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our company.

State of the Airline Industry

The current U.S. airline industry environment is the worst in history.  Although we were profitable in 2001, since early 2001 the U.S. airline industry has suffered a significant decline in revenue compared to the level that would have been expected based on historical growth trends. This shortfall has been caused by a number of factors. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for the airline industry.  Those effects continue, although we were able to mitigate those effects somewhat through increased traffic as compared to the months immediately after the September 11, 2001 terrorist attacks, the Stabilization Act and our cost-cutting measures.  Since the terrorist attacks, several airlines in addition to Hawaiian have filed for bankruptcy, including United Air Lines, US Airways and Air Canada.  Concerns about further terrorist attacks, which are unlikely to abate any time soon, have had a negative impact on air travel demand.  The threat of war with Iraq and subsequent initiation of war on March 19, 2003 have resulted in declines in revenues and significant increases in fuel costs for the first quarter.  We believe that a lengthy war against Iraq may further decrease demand for air travel.  Although fuel prices declined immediately after the war, the fuel market continues to be highly volatile. We are unable to predict what impact, if any, the war with Iraq will have on fuel prices in the future. Security procedures introduced at airports since the attacks have increased, both in reality and in perception, the inconvenience of flying and thus further reduced demand. The revenue environment continues to be weak in light of changing pricing models, excess capacity in the market, reduced travel spending and other issues.  In January, United Air Lines introduced a new pricing structure, reducing its highest business fares by 40-50%. This action and resulting matching of fares by other airlines reduced average fares without a corresponding increase in demand.  Current trends make it likely that the airline industry will continue to post significant losses, at least through 2003.

Congress is considering a supplemental appropriation bill related to the war against Iraq that may include relief for the airline industry.  Current versions of this bill approved by the House and Senate differ, but both provide for reimbursement of a portion of the security fees and costs incurred by air carriers during the past two years, including costs to harden cockpit doors, subject to specified conditions.  We cannot assure you that this bill will be enacted or as to the amount or timing of the monetary relief.

In addition to the impact on industry revenue, the events of September 11, 2001 caused a significant rise in certain operating costs, particularly for aviation and property insurance. After September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage).  At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.  It is estimated that total aviation and property insurance expense for the industry nearly tripled in 2002. We, along with other U.S. airlines, purchased from the U.S. government, through the DOT, third-party war risk insurance coverage above $100 million, up to a cap of $3 billion of liability per occurrence, per aircraft.  This coverage has been extended to August 31, 2003 by the FAA under authority granted by the Homeland Security Act, after which it is anticipated that the federal policy will be extended unless insurance for war risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT.  However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost.  Insurance costs could rise further should coverage presently provided by the government not be extended past August 31, 2003.

The U.S. airline industry is one of the most heavily taxed of all industries.  Taxes and fees now represent approximately 25% of what a passenger pays for an average domestic airline ticket, a percentage even greater than that for alcohol and tobacco products.  These taxes and fees have grown significantly in the past decade, most recently with the introduction of a $2.50 security fee imposed on each passenger flight segment, subject to a $10 per roundtrip cap.  We believe that every dollar of tax or fee increase imposed on airline passengers roughly translates into a dollar of reduced airline revenue, particularly over the long run.

While the factors noted above are believed to be lasting, if not permanent, and could in fact worsen over time, some of the current airline industry revenue shortfall is believed to be cyclical in nature.  U.S. airline revenues have historically been and continue to be influenced by the strength of the U.S. economy. Furthermore, airline business revenue are greatly influenced by the growth in corporate profitability.  The current sluggishness of both the economy and corporate profitability is adversely affecting airline revenue.

Financial Restructuring

In light of the changed operating environment and recent financial losses, we took several steps to mitigate the impact on our results of operations and financial condition.  These steps included a significant reduction in scheduled capacity on an available seat mile basis as well as in our workforce immediately after the events of September 11, 2001.  In addition, on October 31, 2002, we announced that we would further reduce our workforce by approximately 150 employees, or four percent of our total workforce, in an effort to bring our cost structure in line with current and expected revenues.  We secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled until economic conditions improve.  We also began a comprehensive financial restructuring effort several months ago to restore our long-term financial viability.  We developed a financial restructuring plan that sought to reduce operating costs to sustainable and competitive levels outside of Chapter 11 of the Bankruptcy Code through the following measures:

•                  increasing operating efficiency through the conversion to a new fleet of aircraft;

•                  obtaining economic concessions from key stakeholders, including employees, aircraft lessors and other vendors;

•                  restructuring senior management; and

•                  reducing distribution costs while improving operating efficiency and inventory management by converting to an electronic ticketing environment through the elimination of paper tickets and interisland coupons.

Over the past several months, we were successful in our efforts in implementing significant portions of the restructuring plan. As part of our financial restructuring plan, we began negotiations with our labor unions seeking an aggregate of $15 million of annual concessions from the labor unions, primarily through work rule changes.  On February 20, 2003, our employees represented by the IAM agreed to $3.8 million in annual concessions.  On March 6, 2003, our pilots represented by ALPA reached an agreement with us with respect to approximately $8 million in annual concessions.  Similarly, on March 11, 2003, our flight attendants represented by the AFA ratified an agreement to grant concessions that are expected to save us $3.5 million per year.  In exchange for these concessions, we have committed to not seek to reject the existing collective bargaining agreements with these labor unions in Hawaiian’s Chapter 11 proceeding, subject to specified conditions.  A portion of these annual savings will be realized in 2003 and we expect the full-year savings to be realized in 2004. We are also continuing to evaluate additional means of improving utilization of our aircraft and rationalizing our schedule of operations as well as analyzing measures to further improve employee productivity in order to achieve lower operating costs.

However, despite extensive negotiations, we were not able to negotiate sufficient cost-savings from our aircraft lessors to enable us to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code.  Under the terms of the B717 aircraft leases with Wells Fargo, which require cash rental payments in excess of the amounts recognized as rent expense in our financial statements for approximately the first half of the lease terms, we were required to make cash payments in excess of $10 million in January 2003.  Wells Fargo acts as the trustee for the benefit of BCC.  Wells Fargo extended the due date for these payments and other subsequent payments that came due from and after January 2003 under the B717 aircraft leases.  From and after January 2003, we made a number of payments to Wells Fargo on account of the B717 aircraft leases.  As of March 21, 2003, however, we owed Wells Fargo in excess of $10 million, although we were current on our payments under our B767 aircraft lease agreements with each of our lessors.  We were unsuccessful in negotiating satisfactory terms with Wells Fargo to extend the waiver and deferral of certain rental payments associated with our B717 fleet past March 21, 2003.  Based on this reason, together with the prospect of continued liquidity concerns, we determined that it was necessary and appropriate to file for relief under Chapter 11 as a means of completing the financial restructuring process and putting us in a position to return to profitability.

Chapter 11 Reorganization

On the Petition Date, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  Hawaiian Holdings did not file for relief under Chapter 11.  Hawaiian expects to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

At a hearing held on March 21, 2003, the Bankruptcy Court granted Hawaiian’s first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things:

•                  pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations;

•                  pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date;

•                  honor customer service programs, including the HawaiianMiles program and ticketing policies;

•                  honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements;

•                  pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges; and

•                  pay certain other obligations.

The Chapter 11 filing triggered defaults, or termination events, on substantially all debt and lease obligations, and certain contractual obligations, of Hawaiian.  Subject to certain exceptions under the Bankruptcy Code, Hawaiian’s Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date.  Thus, for example, creditor actions to obtain possession of property from Hawaiian, or to create, perfect or enforce any lien against the property of Hawaiian, or to collect on or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Court lifts the automatic stay.

Notwithstanding the above general discussion of the automatic stay, Hawaiian’s right to retain and operate certain aircraft, aircraft engines and other equipment defined in Section 1110 of the Bankruptcy Code that are leased or subject to a security interest or conditional sale contract are specifically governed by Section

1110 of the Bankruptcy Code.  That Section provides, in relevant part, that unless Hawaiian, prior to the Section 1110 Deadline, elects to comply with Section 1110(a) of the Bankruptcy Code by agreeing to perform all of the obligations under the lease, security agreement, or conditional sale contract and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 case, Hawaiian’s insolvency or other financial condition), including to make all payments due prior to the Petition Date, all payments due since the Petition Date up to the date of such agreement and all payments as they become due, within the time specified in Section 1110, the right of the lessor, secured party or conditional vendor to take possession of the equipment in compliance with the provisions of the lease, security agreement, or conditional sale contract and to enforce any of its other rights or remedies under its lease, security agreement or conditional sale contract is not limited or otherwise affected by the automatic stay or by any other provisions of the Bankruptcy Code.  Prior to the Section 1110 Deadline, however, Hawaiian is not required to make scheduled payments on such aircraft, aircraft engines and other equipment.  If Hawaiian elects to comply with Section 1110(a) of the Bankruptcy Code with respect to any aircraft leases, such compliance will not constitute an assumption of the lease and Hawaiian will retain its right to assume or reject the lease in accordance with Section 365 of the Bankruptcy Code, as described below.  The provisions of Section 1110 may materially impact Hawaiian’s options with respect to its fleet optimization strategy.

As an alternative to electing to comply with Section 1110(a) of the Bankruptcy Code, Hawaiian may extend the Section 1110 deadline by agreement with the lessors and Bankruptcy Court approval.  Hawaiian is in negotiations with its aircraft lessors over the disposition or use of such aircraft and the appropriate economic terms of such disposition or use.  In the event that these negotiations are unsuccessful and Hawaiian is unable to reach agreement with its aircraft lessors over the disposition or use of such aircraft or an extension of the Section 1110 Deadline, the lessors would be able to exercise remedies under relevant aircraft documents to terminate the leases and to take possession of such aircraft.  If these remedies were exercised, our financial position, results of operations and liquidity would be materially and adversely affected, absent alternative arrangements. We cannot guarantee that we will be able to obtain alternative arrangements by the Section 1110 Deadline.  Furthermore, even if we were to obtain alternative arrangements, we cannot guarantee that we will be able to obtain them on terms favorable to us and we may incur substantial additional costs to implement these alternative arrangements.

Hawaiian has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to solicit necessary acceptances of its plan.  These periods may be extended by the Bankruptcy Court for cause.  If Hawaiian’s exclusivity period lapses, any party in interest may file a plan of reorganization for Hawaiian.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.  A plan has been accepted by holders of claims against and equity interests in Hawaiian if (i) at least one half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in the provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if the plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of these claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class – i.e., secured claims or unsecured claims, preferred or common stock.

Under Section 365 of the Bankruptcy Code, Hawaiian may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract but creates a deemed pre-petition claim for damages caused by this breach or rejection.  Parties whose contracts or leases are rejected may file claims against Hawaiian for damages.

Generally, the assumption of an executory contract or unexpired lease requires Hawaiian to cure all prior defaults under the executory contract or unexpired lease, including all pre-petition monetary defaults and all post-petition arrearages and to provide adequate assurance of future performance.  In this regard, Hawaiian expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by Hawaiian’s rejection of various executory contracts and unexpired leases.

Moreover, Section 554 of the Bankruptcy Code provides a mechanism by which Hawaiian may abandon property that is no longer beneficial to the estate and its retention serves no purpose in effecting the goals of the Bankruptcy Code.  Abandonment constitutes a court-authorized divestiture of all of Hawaiian’s interests in the property.  Abandonment gives rise to potential claims against Hawaiian. To date, Hawaiian has not sought to abandon any such property.

Hawaiian will incur significant costs associated with the reorganization.  The amount of these costs, which are being expensed as incurred, are expected to significantly affect the results of operations.

As required by the Bankruptcy Code, the United States Trustee has appointed the Creditors’ Committee.  The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.  There can be no assurance that the Creditors’ Committee will support Hawaiian’s positions in the Chapter 11 case or the plan of reorganization, once proposed, and disagreements between Hawaiian and the Creditors’ Committee could protract the Chapter 11 case, could negatively impact Hawaiian’s ability to operate during the Chapter 11 case and could delay Hawaiian’s emergence from Chapter 11.

Hawaiian has not yet filed with the Bankruptcy Court schedules and statements of financial affairs, setting forth, among other things, the assets and liabilities of Hawaiian.  Accordingly, the number and amount of allowed claims is not presently known.

On March 31, 2003, BCC filed a motion seeking the appointment of a Chapter 11 trustee.  The motion is currently scheduled to be heard on May 6, 2003.  Hawaiian intends to oppose the motion.  If the motion were to be granted, a Chapter 11 trustee would be appointed by the United States Trustee and would be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors.  Additionally, Hawaiian’s exclusive periods to propose and solicit acceptances of a plan of reorganization would be terminated upon the appointment of a Chapter 11 trustee.

The potential adverse publicity associated with the Chapter 11 filing, including BCC’s motion seeking the appointment of a Chapter 11 trustee to operate Hawaiian’s business, and the resulting uncertainty regarding Hawaiian’s future prospects may (i) hinder Hawaiian’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers, (ii) negatively impact the ability of Hawaiian to attract and retain key employees, (iii) limit Hawaiian’s ability to obtain trade credit, and (iv) impair present and future relationships with vendors and service providers.  The ability of Hawaiian, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, the ability of Hawaiian (i) to successfully achieve required cost savings to complete its financial restructuring, (ii) to maintain adequate cash on hand, (iii) to generate cash from operations, (iv) to confirm a plan of reorganization under the Bankruptcy Code and (v) to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about Hawaiian’s ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include adjustments that might result should Hawaiian be unable to continue as a going concern.

As a result of the Chapter 11 filing, Hawaiian’s ability to realize assets and liquidate liabilities is subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Hawaiian may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of the assets or the amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before Hawaiian Holdings is entitled to retain any property under a plan.  The ultimate recovery to creditors and to Hawaiian Holdings and our shareholders, if any, will not be determined until confirmation of a plan of reorganization.  We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 case to each of these constituencies or what types or amounts of distributions, if any, they would receive, and it is possible that our existing equity or the equity of Hawaiian will be restructured in a manner that will reduce substantially or eliminate any remaining value.  Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our company.

Results of Operations

This discussion analyzes our operations for the fiscal years ended December 31, 2002, 2001 and 2000. The following information should be read together with our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue			Percentage Change
	Year Ended December 31,			2002 vs. 2001	2001 vs. 2000

	2002	2001	2000
Operating Revenue:
Passenger	83.8%	79.8%	78.3%	8.4%	2.7%
Charter	7.4	12.4	13.6	(38.5)	(8.2)
Cargo	3.4	3.6	4.6	(4.0)	(20.1)
Other	5.5	4.2	3.6	37.1	17.8
Total Operating Revenue	100.0%	100.0%	100.0%	3.3%	0.7%

Operating Expenses:
Wages and benefits	32.5%	30.9%	26.4%	8.8%	17.7%
Aircraft fuel, including taxes and oil	15.1	18.3	21.0	(14.7)	(12.1)
Maintenance materials and repairs	14.3	16.2	18.3	(8.9)	(11.0)
Aircraft rent	13.2	6.5	2.9	108.8	124.4
Other rentals and landing fees	3.8	3.6	3.6	10.9	0.7
Sales commissions	2.3	3.4	2.4	(29.6)	40.6
Depreciation and amortization	1.4	2.3	2.7	(38.7)	(14.3)
Restructuring charges	1.4	(0.6)	2.5	(341.7)	(124.1)
Loss on assets held for sale	—	—	1.2	—	n/a
Special credit (Stabilization Act)	0.1	(5.0)	—	(102.2)	n/a
Other	24.8	21.7	21.2	17.9	3.1
Total Operating Expenses	108.9%	97.3%	102.3%	15.7%	(4.2)%

2002 Compared to 2001

For the year ended December 31, 2002, we reported an operating loss of $56.1 million and a net loss of $58.3 million. For the year ended December 31, 2001, we reported operating income of $16.7 million and net income of $5.1 million, during which year overall revenue and expenses for both years were unfavorably impacted by the events of September 11, 2001.  That impact was mitigated by relief received under the Stabilization Act, totaling $30.1 million. Except for this item, it is not practicable to determine the impact of those events on individual elements of our operations, and the discussion that follows makes no attempt to set forth what would have been our 2001 operating results had the events of September 11, 2001 not occurred.

Operating Revenue. Operating revenue totaled $632.0 million for the year ended December 31, 2002, compared to $611.6 million for the year ended December 31, 2001, an increase of $20.4 million, or 3.3%.  Significant year-to-year variances were as follows:

•                  Scheduled passenger revenue totaled $529.4 million during the year ended December 31, 2002, an increase of $41.1 million, or 8.4%, over the year ended December 31, 2001. During 2002, we experienced higher passenger volume in our transpacific market as a result of our expanded transpacific routes. Year-to-year changes in revenue, passengers and resulting yields on our transpacific, interisland and south pacific flights were as follows:

	Net Change in Revenue	Percentage Change in Revenue Passengers	Percentage Change in Passenger Yields
	(in millions)

Transpacific	$38.9	13.2%	(1.0)%
Interisland	$2.6	(2.0)%	2.8%
South Pacific	$(0.5)	1.5%	(2.4)%

•                  Overseas charter revenue totaled $46.5 million for the year ended December 31, 2002, a decrease of $29.2 million, or 38.5%, compared to the year ended December 31, 2001. On September 25, 2001, a major source of our overseas charter revenue, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.

•                  Cargo revenue totaled $21.3 million for the year ended December 31, 2002, a decrease of $0.9 million, or 4.0%, compared to the year ended December 31, 2001, due to a decrease in the cargo rate per pound.

•                  Other operating revenue totaled $34.9 million for the year ended December 31, 2002, an increase of $9.4 million, or 37.1%, over the year ended December 31, 2001, primarily due to an increase in the sale of frequent flyer miles, sale of jet fuel and ground handling revenue.

Operating Expenses. Operating expenses, including restructuring charges and a negative adjustment to the special credit resulting from federal financial assistance received under the Stabilization Act, totaled $688.1 million for the year ended December 31, 2002 compared to $594.9 million for the year ended December 31, 2001, an increase of $93.2 million, or 15.7%.  Significant year to year variances were as follows:

•                  Wages and benefits totaled $205.4 million for the year ended December 31, 2002, an increase of $16.6 million, or 8.8%, over the year ended December 31, 2001, primarily due to salary and wage increases related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, training costs associated with the introduction of the B767 aircraft into the fleet, executive severance costs and an overall increase in employee benefits.

•                  Aircraft fuel costs, including taxes and oil, totaled $95.5 million for the year ended December 31, 2002, a decrease of $16.4 million, or 14.7%, compared to the year ended December 31, 2001.  Due to the introduction of the more fuel-efficient B717 aircraft on interisland routes and B767 aircraft on transpacific routes, aircraft fuel consumption decreased 8.9%, resulting in a decrease in fuel cost of $9.8 million. The average cost of aircraft fuel per gallon decreased 5.5%, resulting in a $5.5 million decrease in fuel cost. We recognized a loss from our fuel-hedging program of $0.6 million in 2002, compared to $1.7 million in 2001.

•                  Maintenance materials and repairs totaled $90.2 million for the year ended December 31, 2002, a decrease of $8.8 million, or 8.9%, compared to the year ended December 31, 2001, primarily due to a decrease of $5.7 million in DC-9 maintenance resulting from the replacement of the DC-9 fleet, and a decrease of $22.1 million in DC-10 maintenance resulting from the reduction of the DC-10 fleet. The cost savings were offset by increases of $5.1 million in B717 maintenance expense resulting from the introduction of B717 aircraft in 2001, and $14.1 million in B767 maintenance expense resulting from the operation of B767 aircraft beginning in the fourth quarter of 2001.

•                  Aircraft rentals totaled $83.5 million for the year ended December 31, 2002, an increase of $43.5 million, or 108.8%, compared to the year ended December 31, 2001, primarily due to the replacement of DC-9 aircraft with new B717 aircraft during 2001, and the current transition from DC-10 aircraft to B767 aircraft.

•                  Other rentals and landing fees totaled $24.2 million for the year ended December 31, 2002, an increase of $2.4 million, or 10.9%, over the year ended December 31, 2001, mainly due to an increase in rent due to the opening of two new stations in California in June 2002, the opening of a new station in Arizona in October 2002, and an increase in ground equipment rent to support the new B767 fleet.

•                  Sales commissions totaled $14.6 million for the year ended December 31, 2002, a decrease of $6.2 million, or 29.6%, over the year ended December 31, 2001, primarily due to the elimination of travel agency base commissions in June 2002.

•                  Depreciation and amortization expense totaled $8.6 million for the year ended December 31, 2002, a decrease of $5.4 million, or 38.7%, over the year ended December 31, 2001, primarily due to a decrease of $4.1 million in DC-9 depreciation expense as a result of the replacement of DC-9 aircraft in 2001. Additionally, effective January 1, 2002, we discontinued amortization of Reorganization Value in Excess of Amounts Allocable to Identifiable Assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and as a result no amortization expense was recorded in the year ended December 31, 2002 as compared to $2.3 million in the year ended December 31, 2001.

•                  Other expenses totaled $156.8 million for the year ended December 31, 2002, an increase of $23.8 million, or 17.9%, over the year ended December 31, 2001. Increases in legal and consulting fees related to our proposed merger with Aloha and TurnWorks, insurance premiums, security costs, simulator costs, training and costs associated with the sale of jet fuel were partially offset by decreases in interrupted trips and personnel expenses.

•                  During the fourth quarter of 2002, based on a reduction in passenger demand, we announced capacity reductions in specific transpacific markets. We announced that we would reduce our workforce by approximately 150 employees, or four percent of our total workforce, in an effort to bring our cost structure in line with current and expected revenues. In addition, we secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled until economic conditions improve.  As a result of these actions, for the year ended December 31, 2002, we recorded $8.7 million in restructuring charges related primarily to the accelerated retirement of our remaining eight leased DC-10 aircraft. We recorded a charge of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, DC-10 pilot severance costs and a write-down of DC-10 improvements and parts.  We also recorded a credit of $1.4 million related to the sale of eight non-operating DC-9 aircraft and related assets that had been written in a prior year restructuring charge. The year ended December 31, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in 2000 due to a change in the estimated cost to comply with the airframe return provisions.

•                  In the year ended December 31, 2001, we recognized $30.8 million as a special credit to operating expenses for the estimated allocation of proceeds from the federal government under the Stabilization Act.  For the year ended December 31, 2002, we recorded a charge of $0.7 million to adjust the special credit under the Stabilization Act based on the DOT’s final determination.

2001 Compared to 2000

For the year ended December 31, 2001, we reported operating income of $16.7 million and net income of $5.1 million. For the year ended December 31, 2000, we reported an operating loss of $13.8 million and a net loss of $18.6 million.

For the year ended December 31, 2001, overall revenue and expenses were unfavorably impacted by the events of September 11, 2001. That impact was mitigated by relief received under the Stabilization Act, which resulted in a credit to operating expenses of $30.8 million for the year ended December 31, 2001.  Except for this item, it is not practicable to determine the impact of those events on individual elements of our operations, and the discussion that follows makes no attempt to set forth what would have been our 2001 operating results had the events of September 11, 2001 not occurred.

Operating Revenue. Operating revenue totaled $611.6 million for the year ended December 31, 2001, compared to $607.2 million for the year ended December 31, 2000, an increase of $4.4 million, or 0.7%.  Significant year-to-year variances were as follows:

•                  Scheduled passenger revenue totaled $488.3 million during the year ended December 31, 2001, an increase of $12.8 million, or 2.7%, over the year ended December 31, 2000. During 2001, we experienced higher average revenue per passenger ticket issued compared to 2000. Year-to-year changes in revenue, passengers and resulting yields on our transpacific, interisland and south pacific flights were as follows:

	Net Change in Revenue	Percentage Change in Revenue Passengers	Percentage Change in Passenger Yields
	(in millions)

Transpacific	$8.6	(4.7)%	7.0%
Interisland	$5.5	(7.7)%	11.8%
South Pacific	$(1.3)	(8.2)%	1.2%

•                  Overseas charter revenue totaled $75.6 million for the year ended December 31, 2001, a decrease of $6.7 million, or 8.2%, compared to the year ended December 31, 2000. On September 25, 2001, a major source of our overseas charter revenue, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service. The loss of revenue from this charter service was partially offset by small increases in our Honolulu to Las Vegas and Honolulu to Anchorage charter service.

•                  Cargo revenue totaled $22.2 million for the year ended December 31, 2001, a decrease of $5.6 million, or 20.1%, compared to the year ended December 31, 2000, due to a decrease in cargo pounds carried as a result of security restrictions on our ability to carry cargo after the terrorist attacks.

•                  Other operating revenue totaled $25.4 million for the year ended December 31, 2001, an increase of $3.8 million, or 17.8%, over the year ended December 31, 2000, primarily due to an increase in the sale of frequent flyer miles, ground handling revenue and ticket cancellation penalty revenue.

Operating Expenses. Operating expenses, including restructuring charges and the special credit resulting from the recognition of federal financial assistance under the Stabilization Act, totaled $594.9 million for the year ended December 31, 2001 compared to $621.0 million for the year ended December 31, 2000, a decrease of $26.1 million, or 4.2%.  Significant year to year variances were as follows:

•                  Wages and benefits totaled $188.8 million for the year ended December 31, 2001, an increase of $28.4 million, or 17.7%, over the year ended December 31, 2000, primarily due to certain one-time payments, non-cash charges and salary and wage increases related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, and an overall increase in employee benefits.

•                  Aircraft fuel costs, including taxes and oil, totaled $111.9 million for the year ended December 31, 2001, a decrease of $15.3 million, or 12.1%, compared to the year ended December 31, 2000.  Due to the 6.1% decrease in available seat miles year over year and the introduction of the more fuel- efficient B717 aircraft on interisland routes and three B767 aircraft on transpacific routes, aircraft fuel consumption decreased 8.6%, resulting in a decrease in fuel cost of $12.0 million. The average cost of aircraft fuel per gallon decreased 13.2%, resulting in a $16.7 million decrease in fuel cost. We recognized a loss from our fuel-hedging program of $1.7 million in 2001, compared to a benefit of $11.7 million in 2000.

•                  Maintenance materials and repairs totaled $99.0 million for the year ended December 31, 2001, a decrease of $12.2 million, or 11.0%, compared to the year ended December 31, 2000. This decrease was primarily due to a decrease of $21.4 million in DC-9 maintenance resulting from the reduction of the DC-9 fleet, offset by increases of $5.7 million in B717 maintenance expense resulting from the introduction of B717 aircraft in 2001, and $3.0 million in DC-10 maintenance expense due to additional DC-10 aircraft hours flown and increased maintenance rates.

•                  Aircraft rent totaled $40.0 million for the year ended December 31, 2001, an increase of $22.2 million, or 124.4%, over the year ended December 31, 2000, mainly due to an increase in aircraft rent resulting from the addition of one DC-10 aircraft in April 2000, one DC-10 aircraft in December 2000, a sale-leaseback arrangement on two other DC-10 aircraft in January 2001 and the addition of 13 B717 aircraft, offset by rental reductions associated with the retirement of certain DC-9 aircraft.

•                  Sales commissions totaled $20.8 million for the year ended December 31, 2001, an increase of $6.0 million, or 40.6%, over the year ended December 31, 2000, primarily due to an increase in wholesaler incentive commissions.

•                  Other expenses totaled $133.0 million for the year ended December 31, 2001, an increase of $4.0 million, or 3.1%, over the year ended December 31, 2000. In 2001, we incurred approximately $3.2 million in legal and consulting fees and other services related to our proposed merger with Aloha and TurnWorks. Additionally, increases in insurance and security were offset by decreases in interrupted trips and passenger food expense.

•                  In the year ended December 31, 2000, we recorded approximately $14.9 million of restructuring charges related to excess or obsolete DC-9 inventory parts and the return of five DC-9 aircraft under operating leases. The year ended December 31, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in 2000 due to a change in the estimated cost to comply with the airframe return provisions under the DC-9 aircraft operating leases. The change in estimate was based on renegotiation of the return provisions with the respective lessors which were concluded in 2001.

•                  In January 2001, we completed the sale-leaseback of two DC-10 aircraft. We recorded a $7.6 million loss on assets held for sale in the year ended December 31, 2000, to reduce the book value of two DC-10 aircraft to net realizable value.

•                  In the year ended December 31, 2001, we recognized $30.8 million as a special credit to operating expenses for the estimated allocation of proceeds from the federal government under the Stabilization Act.

Liquidity and Capital Resources

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, which will significantly affect our liquidity and capital resources in fiscal year 2003.  The Chapter 11 proceedings will involve, or may result in, various restrictions on our activities, limitations on financing and the need to obtain approval of the Bankruptcy Court and the Creditor’s Committee for various matters.  See “Chapter 11 Reorganization.”  Additionally, the potential adverse publicity associated with the bankruptcy filing, including BCC’s motion seeking the appointment of a Chapter 11 trustee to operate Hawaiian’s business, and the resulting uncertainty regarding our future prospects may (i) hinder our ongoing business activities and our ability to operate, fund and execute our business plan by impairing relations with existing and potential customers, (ii) negatively impact our ability to attract and retain key employees, (iii) limit our ability to obtain trade credit, and (iv) impair present and future relationships with vendors and service providers.

As of March 31, 2003, we had approximately $63 million in cash and cash equivalents, of which approximately $34 million was restricted.  As of December 31, 2002, we had $95.1 million in cash and cash equivalents, of which $23.2 million was restricted.  The decline in our liquidity was due to several factors.  The airline business is subject to seasonal fluctuations.  Historically, our cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break. After Hawaiian’s bankruptcy filing, our credit card processors and the airline travel agency clearinghouse increased our escrow deposit requirements by an aggregate of approximately $10 million.  We also paid approximately $2 million in professional fees in connection with Hawaiian’s bankruptcy filing.

We expect our liquidity to increase in the second and third quarters of 2003 as a result of seasonal factors, although a protracted war against Iraq and other adverse world events or developments would likely have an adverse impact on our cash flow from operations compared to previous years.  Additionally, as a result of certain provisions of the Bankruptcy Code as described below, we expect to have increased liquidity:

•                  Under Section 362 of the Bankruptcy Code, the filing of bankruptcy automatically stays most actions against Hawaiian, including most actions to collect pre-petition indebtedness or to exercise control over Hawaiian’s property.  Except as ordered by the Bankruptcy Court, Hawaiian may not pay pre-petition liabilities, which will be subject to settlement under a plan of reorganization.

•                  Under Section 1110 of the Bankruptcy Code, Hawaiian is not required to make scheduled payments on its leased aircraft, engines and related equipment for 60 days following the bankruptcy filing.  Total scheduled lease payments on B767 and B717 aircraft that Hawaiian does not anticipate making during the 60-day period are approximately $17 million.  All or some portion of these payments may have to be made by Hawaiian at the end of the 60-day period or subsequently, depending on whether Hawaiian elects to cure defaults under Section 1110 of the Bankruptcy Code or the terms of any agreements reached with the lessors. If Hawaiian were to elect to cure all defaults under Section 1110(a) of the Bankruptcy Code at the end of the 60-day period for all of its aircraft, the amount that Hawaiian would owe to its aircraft lessors in the aggregate would be approximately $28 million.  See “Chapter 11 Reorganization”.

•                  On March 21, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to immediately reject its five remaining DC-10 aircraft leases and related maintenance agreements, which will save Hawaiian approximately $6.2 million in post-petition payments through the end of 2003.

Furthermore, we expect to realize more of the benefit of our financial restructuring, especially those related to our workforce reductions and our concessionary agreements with our labor unions, beginning in the second quarter of 2003 and continuing through the remainder of 2003.  Absent adverse developments in Hawaiian's Chapter 11 case and adverse factors outside our control such as those described in this report, including the impact of the on-going war against Iraq on both our revenues and fuel costs, we believe that our cash, plus the cash expected to be generated from operations during the second and third quarters of 2003, will be sufficient to fund our current operations through 2003.  However, we believe that our ability, both during and after the Chapter 11 case, to continue as a going concern is significantly dependent upon, among other things, our ability to (i) successfully achieve the necessary cost savings to complete our financial restructuring, including significantly reducing our aircraft financing costs, (ii) maintain adequate cash on hand, (iii) generate cash from operations, particularly during the second and third quarters of 2003, (iv) confirm a plan of reorganization of Hawaiian under the bankruptcy code, and (v) achieve profitability.  Uncertainty as to the outcome of these and other factors raises substantial doubt about our ability to continue as a going concern.  The accompanying audited consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.  A plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of the assets or liabilities that might be necessary as a consequence of the confirmation of a plan of reorganization of Hawaiian.

Our liquidity, financial condition and operating results beyond fiscal year 2003 will significantly depend upon timely and successful confirmation and implementation of a plan of reorganization of Hawaiian, which will determine the rights and claims of Hawaiian’s various creditors and other stakeholders (including Hawaiian Holdings).    We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 proceedings to the rights and claims of each of these constituencies or what types or amounts of distributions, if any, they would receive, and it is possible that our existing equity or the existing equity of Hawaiian will be restructured in a manner that will substantially reduce or eliminate any remaining value.  In addition, although Hawaiian expects to file a plan of reorganization that provides for its emergence from bankruptcy as a going concern, there can be no assurance at this time that we will retain our ability to submit a plan of reorganization, or that a plan of reorganization will be confirmed by the Bankruptcy Court, or that the plan will be implemented successfully.  Finally, although Hawaiian’s goal is to complete its plan and emerge from bankruptcy in the fall of 2003, the timing of filing of a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the bankruptcy case, including the negotiations with our aircraft lessors and other creditors with whom Hawaiian may conduct or seek to conduct negotiations.

As of December 31, 2002, we had $71.9 million in unrestricted cash and cash equivalents, compared to $102.9 million at December 31, 2001. Additionally, we had restricted cash of $23.2 million at December 31, 2002, comprised primarily of $18.6 million in escrow deposits held by a credit card processor and a $4.6 million deposit securing outstanding letters of credit.  In contrast, we had restricted cash of $26.9 million at December 31, 2001, comprised of $26.3 million in escrow deposits held by a credit card processor and a $0.6 million deposit securing outstanding letters of credit.

Cash flows provided by operations for the year ended December 31, 2002 were $10.4 million, compared to $56.8 million for the year ended December 31, 2001.  The decrease in cash flows provided by operations was primarily due to a $72.7 million year over year decline in operating income offset by a $24.0 million advance sale of frequent flyer miles to a partner under our HawaiianMiles program.  As is common in the airline industry, we operate with negative working capital, which was $112.7 million as of December 31, 2002.  This position is primarily attributable to $110.0 million in air traffic liability for advance ticket sales, the majority of which will be recognized as passenger revenue when the transportation is provided.

Cash flows used in investing activities were $7.6 million for the year ended December 31, 2002, compared to $8.5 million for the year ended December 31, 2001.  Investing activities in 2002 consist primarily of capital expenditures related to the acquisition of flight equipment and computer hardware and software.

Cash flows used in financing activities were $33.7 million for the year ended December 31, 2002, compared to $13.3 million for the year ended December 31, 2001.  Financing activities in 2002 consist primarily of the repurchase of our common stock and payments on long-term debt and capital lease obligations, as described below.

On April 19, 2002, we began repurchasing our common stock under a stock repurchase program authorized by our board of directors in March 2002. The program authorized the repurchase of up to five million shares of our common stock from time to time in the open market or privately negotiated transactions. We purchased 990,700 shares of common stock for $3.1 million at an average cost of $3.17 per share in open market transactions through May 7, 2002, when we halted the repurchase program. On May 31, 2002, we commenced a tender offer to purchase for cash up to 5,880,000 shares of our common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of our outstanding common stock as of that date. The offer terminated without extension on June 27, 2002 and was substantially oversubscribed. We accepted 5,880,000 properly tendered shares on a pro rata basis.  Payment for accepted shares of $25.0 million was made on July 8, 2002.

On January 10, 2002, we received a “notice of acceleration” from one of our lenders with respect to a loan in the amount of approximately $2.3 million. The lender claimed that a default existed under the loan because of a late payment made by us two days after the applicable cure period.  We reclassified the loan as current obligation for financial statement purposes as of December 31, 2001. Upon execution of an Amended and Restated Aircraft Loan Agreement in June 2002, the current and long-term portions of the obligation were classified as indicated in the agreement. The acceleration of the loan resulted in a cross default under our credit facility with CIT, which was waived. On July 31, 2002, we paid CIT $2.6 million for the full amount of the balance of our loan under our revolving credit facility and for collateral on our letter of credit.

We do not have any lines of credit or specific sources of financing, and rely primarily on operating cash flows to provide working capital. Hawaiian may attempt to secure debtor-in-possession financing at some point during its bankruptcy proceeding.  However, because all of our aircraft are leased and thus we have limited unencumbered assets that could be used as collateral for debtor-in-possession financing, along with other factors, there can be no assurance that Hawaiian would be able to obtain such financing if it elects to seek such financing.

Aircraft and Other Commitments

In 2001, we entered into commitments to take delivery of 16 B767 aircraft.  As of December 31, 2002, we had taken delivery of 11 B767 aircraft, with an additional five B767 aircraft to be delivered through May 2003.  Of the five remaining to be delivered, we took delivery of three B767 aircraft through March 31, 2003. The decision as to whether or not Hawaiian will accept delivery of the two B767 aircraft remaining to be delivered has not yet been made and we expect to discuss this matter with our lessors in the context of Hawaiian's Section 1110 negotiations.  The B767 aircraft replaced our entire DC-10 fleet on our transpacific and south pacific routes.  Our current operating aircraft, engines and ground service equipment are financed under operating leases.  We have entered into long-term operating leases for the B767 aircraft deliveries in 2003.  We lease our corporate headquarters and ticket and sales offices in the locations we serve.  The following table summarizes the effect these significant obligations were expected to have on our cash flow in future periods, as of December 31, 2002:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2003	2004 - 2005	2006 - 2007	2008 and thereafter

Long-Term Debt	$3,294	$2,332	$913	$49	$—
Capital Lease Obligations	4,367	1,362	1,685	379	941
Operating Leases - Aircraft and Related	1,376,159	104,678	210,771	204,064	856,646
Operating Leases - Non-Aircraft	55,782	6,254	12,119	11,283	26,126
Aircraft Commitments	648,632	31,454	71,904	71,904	473,370
Total Contractual Cash Obligations	$2,088,234	$146,080	$297,392	$287,679	$1,357,083

As discussed under “Business—Chapter 11 Reorganization”, as a result of the Bankruptcy filing, Hawaiian is not permitted to make any payments on its pre-petition long-term debt.  The rights and claims of various creditors, including those detailed in the above table, will be determined by a plan of reorganization that is ultimately confirmed by the Bankruptcy Court.  Hawaiian’s right to possess and operate certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased are governed by Section 1110 of the Bankruptcy Code, which provides that, unless Hawaiian takes certain action within 60 days of its bankruptcy filing, the contractual rights of the lessors to take possession of the aircraft and other leased equipment and to enforce any of the lessors’ other rights or remedies under the applicable agreement are not limited or otherwise affected by the automatic stay or any other provision of the Bankruptcy Code. Hawaiian may extend the 60-day period by agreement with the lessor and Bankruptcy Court approval, or may agree to perform all of the obligations under the lease and cure any defaults thereunder.  In the absence of either such arrangement, the lessor may take possession of the property, including all the aircraft, and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of the equipment. The 60-day period expires on May 20, 2003.  In addition, under Section 365 of the Bankruptcy Code, Hawaiian has the right to reject leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions, even if Hawaiian elects to comply with Section 1110 of the Bankruptcy Code with respect to any lease. Furthermore, on March 21, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to immediately reject its five remaining DC-10 aircraft leases.

We believe that we must significantly reduce our aircraft financing costs in order to compete effectively and achieve profitability. Central to this undertaking is our effort to reduce lease payments for aircraft whose fair market values have fallen since the execution of the original agreements and to renegotiate other specified lease terms.  We are currently negotiating with our aircraft lessors to obtain an extension of the 60-day period under Section 1110 of the Bankruptcy Code and to ultimately restructure our aircraft leases to reflect current market rates.  However, there can be no assurance that either of those negotiations will be successful or adequate. If we are unable to reach final agreements at economically viable terms for the requisite number of aircraft, or obtain replacement aircraft at economically viable terms, our financial position, liquidity, and results of operations will be negatively impacted. Although aircraft financiers have generally not sought to repossess aircraft and related equipment in other airline bankruptcy proceedings, and although we believe that market conditions for commercial aircraft make repossession unlikely, there can be no assurance that our lessors will not repossess any of the applicable aircraft if agreements are not reached with the lessor prior to the expiration of the 60-day period.  We cannot guarantee that we will have adequate alternatives in place by the end of the 60-day period.  If we do not have adequate alternatives in place, such repossessions would result in substantial disruptions to our operations and would have a material adverse effect on our financial position, liquidity and results of operations.

We estimate that our capital expenditures for the year 2003 will be approximately $12 million, consisting primarily of aircraft improvements and modifications, improvements in software and related hardware, facility improvements, purchases of ground equipment and other assets. The majority of these anticipated capital expenditures are not firm commitments, and therefore we may adjust the level of our capital spending based on our available cash and the progress of the bankruptcy proceeding.  The amount of anticipated capital expenditures for the year 2003 does not include expenditures to obtain additional aircraft if Hawaiian elects not to comply with Section 1110(a) of the Bankruptcy Code and Hawaiian’s aircraft lessors take possession of the aircraft.

Pension Obligations

We sponsor three tax-qualified defined benefit pension plans covering our ALPA, IAM and other personnel (salaried, TWU, and Communications Section employees). In the aggregate, these plans are underfunded and, in 2002, as compared to 2001, the underfunding has grown, with the result that the pension laws will require future contributions in amounts greater than those recently experienced.  We anticipate that we will make contributions to our defined benefit plans of $6.5 million in 2003.  Future funding requirements are dependent upon many factors such as interest rates, funding status, regulatory requirements for funding purposes and the level and timing of asset returns.  Certain additional quarterly contributions will be payable with respect to 2003, and possible regulatory review could require us to contribute further amounts to some of these pension plans as well, which will require us to use some of our cash flow and our available cash and cash equivalents for these purposes rather than for other business purposes.  To the extent that the amounts of the contributions made to these pension plans increase, such increases would place a further strain on our liquidity.  As of December 31, 2002, our defined benefit pension plans were in compliance with all U.S. government funding requirements.

Landing Fees

On September 1, 1999, landing fees at all airports in the State of Hawaii were reinstated after a two-year moratorium. After September 11, 2001, the State of Hawaii suspended collection of landing fees at all airports in Hawaii.  Effective April 1, 2002, the landing fees were reinstated.  We paid approximately $5.0 million and $4.8 million in landing fees for all airports in the State of Hawaii for the years ended December 31, 2002 and 2001, respectively.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  We believe that our critical accounting policies are limited to those described below.  For a detailed discussion on the application of these and other accounting policies, see Note 3 in the notes to the consolidated financial statements.

Revenue Recognition.  Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. We perform periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Charter and cargo revenue is recognized when the transportation is provided.

We sell mileage credits in our HawaiianMiles Frequent Flyer Program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as other revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses. A change to either the time period over which the credits are used or our estimate of the number or fair value of tickets could have a significant impact on our revenue in the year of change as well as future years. Other components of other revenue include ticket change fees, ground handling fees, sales of jet fuel and other incidental services that are recognized as revenue when the related service is provided.

Pension and Other Postretirement Benefits. We account for our defined benefit pension plans using Statement of Financial Accounting Standards 87, “Employer’s Accounting for Pensions” (“SFAS No. 87”) and our other postretirement benefit plans using Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (“SFAS No. 106”).  Under both SFAS No. 87 and SFAS No. 106, pension expense is recognized on an accrual basis over employees’ approximate service periods.  Expense calculated under SFAS No. 87 and SFAS No. 106 is generally independent of funding decisions or requirements. We recognized expense for our defined benefit pension plans of $9.3 million, $5.4 million, and $2.2 million in 2002, 2001 and 2000, respectively, and other postretirement benefit expense of $2.6 million, $1.6 million, and $0.9 million.  We expect our pension expense and other postretirement benefits expense to be approximately $12.6 million and $2.5 million, respectively, in 2003.

The fair value of our pension plan assets decreased from $163.9 million at December 31, 2001 to $142.9 million at December 31, 2002. Lower investment returns, benefit payments and declining discount rates have increased our plans’ under-funded status from $63.2 million at December 31, 2001 to $115.8 million at December 31, 2002. Funding requirements for defined benefit plans are determined by government regulations, not SFAS No. 87.  We anticipate that we will be required to make contributions to our plans of $6.5 million in 2003.

The calculation of pension expense and our pension liability requires the use of a number of assumptions.  Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions.  We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

We assumed that our plans’ assets would generate a long-term rate of return of 9.0% at December 31, 2002, which is unchanged from the rate used at December 31, 2001 and 2000. We develop our expected long-term rate of return assumption by evaluating input from the trustee managing the plans’ assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions.  Our expected long-term rate of return on plan assets is based on a target allocation of assets to the following fund types:

	Percent of Total	Expected Long-Term Rate of Return

Equities	50%	9.7%
Fixed Income	20%	5.3%
International	15%	9.7%
Other	15%	10.6%
Total	100%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

Pension expense increases as the expected rate of return on plan assets decreases.  Lowering the expected long-term rate of return on our plan assets by 0.5% (from 9.0% to 8.5%) would increase our estimated 2003 pension expense by approximately $0.9 million.

We discounted both our future pension obligations and other postretirement benefit obligations using a rate of 6.75% at December 31, 2002, compared to 7.25% at December 31, 2001 and 7.5% at December 31, 2000.  We determine the appropriate discount based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced.  Lowering the discount rate by 0.5% (from 6.75% to 6.25%) would increase our pension and other postretirement liabilities at December 31, 2002 by approximately $16.9 million and $1.8 million, respectively, and increase our estimated 2003 pension and other postretirement benefits expenses by approximately $1.9 million and $0.2 million, respectively. As of December 31, 2002, a 0.5% decrease in the discount rate would increase the pension accumulated benefit obligation by $14.0 million and correspondingly decrease shareholders’ equity by the same amount.

At December 31, 2002, we have unrecognized actuarial losses of $124.0 million.  These losses will be recognized as a component of pension expense in future years. We estimate that the recognition of these losses will increase pension expense by approximately $3.6 million in 2003.

At December 31, 2002, we assumed a health care cost trend rate of 9.5% for 2003 decreasing to 4.75% in 2009 and thereafter when computing our other postretirement benefit liabilities and expenses. This compares to a health care cost trend rate of 9.0% for 2002 decreasing to 4.25% in 2008 and thereafter assumed as of December 31, 2001. We increased our health care cost trend rate as of December 31, 2002, in order to reflect the overall increase in general health care costs. Both the liability and future expense increase as the health care cost trend rate is increased. Increasing the health care cost trend rate by one percentage point would increase our other postretirement liabilities at December 31, 2002 by approximately $3.6 million.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension and other postretirement benefit plans will impact our future expenses and liabilities.  We cannot predict with certainty what these factors will be in the future.

Impairments of Long-Lived Assets.  We record impairment losses on long-lived assets used in operations, primarily property and equipment and airport operating rights, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items.  Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions.  The net carrying value of assets not recoverable is reduced to fair value.  Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions.

We provide an allowance for spare parts inventory obsolescence over the remaining useful life of the related aircraft, plus allowances for spare parts currently identified as excess.  These allowances are based on our estimates and industry trends, which are subject to change, and, where available, reference to market rates and transactions.  The estimates are more sensitive when we near the end of a fleet life or when we remove entire fleets from service sooner than originally planned.

Frequent Flyer Accounting.  We utilize a number of estimates in accounting for our HawaiianMiles frequent flyer program that are consistent with industry practices. We record a liability for the estimated incremental cost of providing travel awards that includes the cost of incremental fuel and meals and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.  A change to these cost estimates could have a significant impact on our liability in the year of change as well as future years.

New Accounting Pronouncement.  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Disposal or Exit Activities.” This new standard supersedes Emerging Issues Task Force Issue No. 94-3, “Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The new accounting standard requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan, for plans initiated after December 31, 2002.  We are required to adopt the new standard on January 1, 2003. During the year ended December 31, 2002, we recorded accrued restructuring costs of $8.7 million that would have been recorded during the year ending December 31, 2003 under the new standard. The new standard will change the timing of the liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risks related to aircraft fuel, which represented 13.9%, 18.8%, and 20.4% of our total operating expenses for the years ended December 31, 2002, 2001 and 2000, respectively.  We utilize heating oil forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. We employ a strategy whereby heating oil contracts may be used to hedge up to 50% of our anticipated aircraft fuel needs. We have also entered into an agreement to purchase a significant amount of fuel at a fixed price during the second quarter of 2003, which will mitigate our market risk with respect to fuel prices. However, our fuel strategy may limit our ability to benefit from declines in fuel prices. The heating oil forward contracts are exchange traded with counterparties of high credit quality. Therefore, the risk of nonperformance by the counterparties is considered to be small.

A one-cent change in the cost per gallon of fuel has an impact on our operating expenses of approximately $1.2 million, based on 2002 consumption. An immediate ten percent increase or decrease in underlying fuel-related commodity prices from the December 31, 2002 prices would correspondingly change the fair value of the commodity derivative instruments in place by approximately $1 million, compared to $2 million as of December 31, 2001.  Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in future prices as well as related income tax effects. The sensitivity analysis does not consider the effects that such adverse changes may have on overall economic activity nor does it consider additional actions management may take to mitigate our exposure to such changes. Actual results may differ.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, accompanying notes, Report of Independent Auditors, Independent Auditors’ Report and Selected Financial and Statistical Data are contained in this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS.

See “Proposal One:  Election of Directors” and “Management, Executive Compensation and Related Party Transactions” in the Proxy Statement for our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference if filed by April 30, 2003, or any amendment to this annual report on Form 10-K to be filed by April 30, 2003.

ITEM 11.                    EXECUTIVE COMPENSATION.

See “Management, Executive Compensation and Related Party Transactions” in the Proxy Statement for our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference if filed by April 30, 2003, or any amendment to this annual report on Form 10-K to be filed by April 30, 2003.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See “Securities Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference if filed by April 30, 2003, or any amendment to this annual report on Form 10-K to be filed by April 30, 2003.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See “Management, Executive Compensation and Related Party Transactions” in the Proxy Statement for our 2003 Annual Meeting of Stockholders, which information is incorporated herein by reference if filed by April 30, 2003, or any amendment to this annual report on Form 10-K to be filed by April 30, 2003.

ITEM 14.                    CONTROLS AND PROCEDURES.

(a)                                  Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to our Company and our subsidiaries would be collected, processed and made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared.

(b)                                 Changes in Internal Controls.  There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.  As a result, no corrective actions were taken.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)                                  Financial Statements.

(1)          Report of Ernst & Young LLP, Independent Auditors.

(2)          Statements of Operations for the Years ended December 31, 2002, 2001, and 2000.

(3)          Balance Sheets, December 31, 2002 and 2001.

(4)          Statements of Shareholders’ Equity and Comprehensive Income for the Years ended December 31, 2002, 2001, and 2000.

(5)          Statements of Cash Flows for the Years ended December 31, 2002, 2001, and 2000.

(6)          Notes to Financial Statements.

Financial Statement Schedule.

(1)          Report of Independent Auditors of Ernst & Young LLP on Financial Statement Schedule for the Years Ended December 31, 2002, 2001 and 2000.

(2)          Schedule of Valuation and Qualifying Accounts.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)                                 Reports on Form 8-K.

(1)          Current Report on Form 8-K dated December 17, 2002 reporting Item 5, “Other Events.”

(c)                                  Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 2, 2002, by and among Hawaiian Holdings, Inc., HA Sub Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 2.1 to the Registration Statement on Form S-4 originally filed by Hawaiian Holdings, Inc. on May 3, 2002).*

2.2

Agreement and Plan of Merger, dated as of May 2, 2002, by and among Hawaiian Holdings, Inc. AIP General Partner, Inc., AIP, Inc. and AIP Merger Sub, Inc. (filed as Exhibit 2.2 to the Registration Statement on Form S-4 originally filed by Hawaiian Holdings, Inc. on May 3, 2002).*

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*

3.2	Amended and Restated Bylaws of Hawaiian Holdings, Inc. (filed as Exhibit 3.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*

3.3	Articles of Incorporation of Hawaiian Airlines, Inc. (filed as Exhibit 3.4 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002.)*

3.4	Amended Bylaws of Hawaiian Airlines, Inc. (filed as Exhibit 3.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).*

Exhibit No.	Description
10.1

Amended and Restated Stockholders Agreement, dated as of August 29, 2002, by and among Hawaiian Holdings, Inc., AIP, LLC, Air Line Pilots Association, Hawaiian Master Executive Council, Association of Flight Attendants and the International Association of Machinists and Aerospace Workers  (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).*

10.2	Registration Rights Agreement, dated as of August 29, 2002, between Hawaiian Holdings, Inc. and AIP, LLC (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*

10.3

Code Share Agreement, dated January 6, 1997, between Hawaiian Airlines, Inc. and Wings West Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof).*

10.4

Amendment No. 1 to Code Share Agreement, dated as of January 21, 1997, between Hawaiian Airlines, Inc. and Wings West Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997).*

10.5

Code Share Agreement, dated July 15, 1997, between Hawaiian Airlines, Inc. and American Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 8, 1997, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof).*

10.6

Code Share Agreement, dated July 1, 2001, between Hawaiian Airlines, Inc. and Alaska Airlines, Inc. (filed as Exhibit 1.7 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.7

Commercial Cooperation Agreement between Northwest Airlines, Inc. and Hawaiian Airlines, Inc., the Partner Agreement between NW and Hawaiian Airlines, Inc., and the Multilateral Prorate Agreement among Hawaiian Airlines, Inc., Northwest Airlines, Inc., and KLM Royal Dutch Airways, all dated May 17, 2000 (filed as Exhibit 99-2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 10, 2000, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.8

Amended and Restated Commercial Cooperation Agreement, dated September 18, 2002, between America West Airlines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof).*

10.9

Aircraft Lease Agreement, dated as of January 3, 1997, between Hawaiian Airlines, Inc. and American Airlines, Inc. (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.10

Aircraft Lease Agreement, dated as of May 9, 1997, between American Airlines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10(P) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1998, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

Exhibit No.	Description
10.11

Aircraft Lease Agreement, dated as of December 12, 1997, between American Airlines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10(Q) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1998, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.12

Sublease Agreement 084, dated as of December 8, 2000, between Continental Airlines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10(14) to the Form 10-K filed by Hawaiian Airlines, Inc. on April 2, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.13

Lease Agreement N475HA, dated February 28, 2001, between First Security Bank, N.A. and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft (filed as Exhibit 1.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. also entered into a Lease Agreement N476HA, dated March 14, 2001 between First Security Bank, N.A. and Hawaiian Airlines, Inc., and a Lease Agreement N481HA, dated July 26, 2001, a Lease Agreement N482HA, dated August 13, 2001, a Lease Agreement N483HA, dated August 27, 2001, and a Lease Agreement N484HA, dated September 12, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc., requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

10.14

Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc., for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28140 (filed as Exhibit 1.3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines,  Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28141, and a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28139, which lease agreements are substantially identical to Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

Exhibit No.	Description
10.15

Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24257 (filed as Exhibit 1.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

10.16

Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33423, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33424, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33425, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

10.17

Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines,  Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed). *

Exhibit No.	Description
10.18

Aircraft Maintenance Services Agreement, dated as of October 26, 1999, between Hawaiian Airlines, Inc. and Continental Airlines, Inc. (filed as Exhibit 10(8) to the Form 10-K filed by Hawaiian Airlines, Inc. on April 2, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.19

Routine and On-Call Maintenance Agreement, dated June 30, 2002, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.20

Services Ordering Agreement, dated March 7, 2003, between Goodrich-Aviation Technical Services, Inc. and Hawaiian Airlines, Inc. (filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).

10.21

Inventory Support and Technical Services Agreement, dated December 4, 2002, between Hawaiian Airlines, Inc. and Delta Air Lines, Inc. (filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).

10.22

Agreement between U.S. Bank National Association and Hawaiian Airlines, Inc., effective date December 31, 1999, (filed as Exhibit 10(9) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 30, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.23

Amendment No. 1, dated December 12, 2002, to the Agreement between U.S. Bank and Hawaiian Airlines, Inc. (filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).

10.24

Bank of America/Hawaiian Airlines Co-Branded Card Agreement, dated December 19, 2002, between Bank of America, NA (USA) and Hawaiian Airlines, Inc. (filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).

10.25

Jet Fuel Sale and Purchase Agreement, dated March 20, 2003, between ITOCHU Petroleum Co. (Hong Kong), Ltd. and Hawaiian Airlines, Inc. (filed in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).

10.26

Form of Passenger Aircraft Charter Agreement, dated November 9, 1997, effective February 1, 1998 between Hawaiian Vacations, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10(H) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 29, 1999).*

10.27

Aircraft General Terms Agreement AGTA-HWI, dated as of December 31, 1999, between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10(10) to the Form 10-K filed by Hawaiian Airlines, Inc. on April 2, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.28

Further Letter Agreements relating to Purchase Agreement Number 2252, dated March 1, 2000, between Hawaiian Airlines, Inc. and McDonnell Douglas Corporation (Supplemental Agreement No. 1 and Other Matters) (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 4, 2000).*

Exhibit No.	Description
10.29

Deferred Advance Payments Letter Agreement relating to Purchase Agreement Number 2252, dated April 6, 2000, between Hawaiian Airlines, Inc. and McDonnell Douglas Corporation (filed as Exhibit 99-4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 10, 2000, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.30

PW4060 Engine Fleet Management Program Agreement, dated as of October 5, 2001, by and between United Technologies Corporation Pratt & Whitney Division and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-K filed by Hawaiian Airlines, Inc. on April 1, 2002, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.31	Hawaiian Holdings, Inc. 1994 Stock Option Plan, as amended (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Hawaiian Airlines, Inc. on November 15, 1995).* +

10.32	Hawaiian Holdings, Inc. 1996 Stock Incentive Plan, as amended (filed as Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-2 filed by Hawaiian Airlines, Inc. on July 12, 1996).* +

10.33	Hawaiian Holdings, Inc. 1996 Non-employee Director Stock Option Plan, as amended (filed as Exhibit 10-N to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1997).* +

10.34	Employment Agreement, effective as of April 14, 1997, between Hawaiian Airlines, Inc. and Paul John Casey (filed as Exhibit 10.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997).* +

10.35

Employment Agreement for H. Norman Davies, Jr. as Executive Vice President-Operations, effective as of April 1, 2002, between Hawaiian Airlines, Inc. and H. Norman Davies, Jr. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).* +

10.36

Employment Agreement, effective as of December 15, 1997, between Hawaiian Airlines, Inc. and John B. Happ (filed as Exhibit 10(H) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1998).* +

10.37

Employment Agreement, effective as of March 1, 1998, between Hawaiian Airlines, Inc. and Ruthann S. Yamanaka (filed as Exhibit 10(I) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1998).* +

10.38

Employment Agreement for Robert W. Zoller, Jr. as Executive Vice President-Operations and Service, effective as of December 1, 1999, between Hawaiian Airlines, Inc. and Robert W. Zoller, Jr. (filed as Exhibit 99-3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 10, 2000).* +

10.39

Employment Agreement for Christine Deister as Executive Vice President-Chief Financial Officer-Treasurer, effective as of March 1, 2001, between Hawaiian Airlines, Inc. and Christine Deister (filed as Exhibit 1.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001).* +

10.40

Release and Separation Agreement, dated August 2, 2000, between John L. Garibaldi and Hawaiian Airlines, Inc. (filed as Exhibit 10(10) to the Form 10-K/A filed by Hawaiian Airlines, Inc. on July 23, 2002).* +

Exhibit No.	Description
10.41

Severance, General Release and Indemnity Agreement, dated April 30, 2002, between Robert W. Zoller, Jr. and Hawaiian Airlines, Inc. (filed as Exhibit 10(11) to the Form 10-K/A filed by Hawaiian Airlines, Inc. on July 23, 2002).* +

10.42

Severance, General Release, and Indemnity Agreement, effective as of May 23, 2002, between Paul J. Casey and Hawaiian Airlines, Inc.  (filed as Exhibit 10.6 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).* +

21.1	List of Subsidiaries of Hawaiian Holdings, Inc.

23.1	Consent of Ernst & Young LLP (relating to financial statements of Hawaiian Holdings, Inc.).

24.1	Power of Attorney.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Hereby incorporated by reference.

+                                         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

	By	/s/ Christine R. Deister
April 15, 2003		Christine R. Deister
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2003.

SIGNATURE	TITLE

*	Chairman of the Board of Directors and Chief Executive Officer
John W. Adams
(Principal Executive Officer)

*	Executive Vice President and Chief Financial Officer
Christine R. Deister
(Principal Financial and Accounting Officer)

*	Director
Gregory S. Anderson

*	Director
Todd G. Cole

*	Director
Robert G. Coo

*	Director
Joseph P. Hoar

*	Director
Reno F. Morella

*	Director
Samson Po’omaihealani

*	Director
Edward Z. Safady

SIGNATURE		TITLE

*		Director
Sharon L. Soper

*		Director
Thomas J. Trzanowski

*		Director
William M. Weisfield

By:	/s/ Christine R. Deister
Attorney-in-Fact

*           Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.

CERTIFICATION

I, John W. Adams, as Chief Executive Officer, certify that:

1.               I have reviewed this annual report on Form 10-K of Hawaiian Holdings, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ John W. Adams
John W. Adams
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Christine R. Deister, as Chief Financial Officer, certify that:

1.               I have reviewed this annual report on Form 10-K of Hawaiian Holdings, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the “Company”), the successor company to Hawaiian Airlines, Inc. (“Hawaiian Airlines”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company’s wholly-owned subsidiary, Hawaiian Airlines, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws on March 21, 2003, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 31, 2003

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession as of March 21, 2003)
Consolidated Statements of Operations (in thousands)
For the Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Operating Revenue:
Passenger	$529,356	$488,300	$475,475
Charter	46,480	75,632	82,358
Cargo	21,319	22,214	27,791
Other	34,883	25,436	21,596
Total	632,038	611,582	607,220

Operating Expenses:
Wages and benefits	205,422	188,813	160,459
Aircraft fuel, including taxes and oil	95,457	111,876	127,221
Maintenance materials and repairs	90,194	99,043	111,240
Aircraft rent	83,462	39,966	17,808
Other rentals and landing fees	24,179	21,801	21,650
Sales commissions	14,645	20,812	14,798
Depreciation and amortization	8,577	13,983	16,321
Restructuring charges	8,701	(3,600)	14,927
Loss on assets held for sale	—	—	7,575
Special credit (Stabilization Act)	680	(30,780)	—
Other	156,800	133,007	129,023
Total	688,117	594,921	621,022

Operating Income (Loss)	(56,079)	16,661	(13,802)

Nonoperating Income (Expense):
Interest and amortization of debt expense	(1,264)	(2,212)	(3,034)
Interest income	1,889	3,865	4,291
Loss on disposition of equipment and other, net	(22)	525	220
Total	603	2,178	1,477

Income (Loss) Before Income Taxes	(55,476)	18,839	(12,325)

Income Tax Provision	(2,799)	(13,770)	(6,290)

Net Income (Loss)	$(58,275)	$5,069	$(18,615)

Net Income (Loss) Per Common Stock Share:
Basic	$(1.88)	$0.15	$(0.48)
Diluted	$(1.88)	$0.15	$(0.48)

Weighted Average Number of Common Shares Outstanding:
Basic	31,024	33,811	38,537
Diluted	31,024	33,947	38,537

See accompanying Notes to Consolidated Financial Statements

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession as of March 21, 2003)
Consolidated Balance Sheets (in thousands)
December 31, 2002 and 2001

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$71,908	$102,860
Restricted cash	23,202	26,910
Accounts receivable, net of allowance for doubtful accounts of $1,305 in 2002 and 2001	28,093	35,010
Spare parts and supplies	4,408	4,675
Deferred tax assets, net	—	3,000
Prepaid expenses and other	13,273	6,877

Total current assets	140,884	179,332

Property and Equipment:
Flight equipment	17,720	27,218
Progress payments on flight equipment	1,089	1,068
Ground equipment, buildings and leasehold improvements	54,944	50,129

Total	73,753	78,415
Accumulated depreciation and amortization	(28,068)	(33,159)

Property and equipment, net	45,685	45,256

Other Assets:
Long-term prepayments and other	41,277	49,482
Deferred tax assets, net	—	2,904
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	28,320

Total other assets	69,597	80,706

Total Assets	$256,166	$305,294

See accompanying Notes to Consolidated Financial Statements

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession as of March 21, 2003)
Consolidated Balance Sheets (in thousands, except share data)
December 31, 2002 and 2001

	2002	2001
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$79,682	$71,926
Air traffic liability	109,974	110,641
Other accrued liabilities	61,780	59,824
Current portion of long-term debt	2,153	5,469
Current portion of capital lease obligations	1,096	1,516

Total current liabilities	254,685	249,376

Long-Term Debt	883	1,673

Capital Lease Obligations	2,358	3,308

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	112,208	63,451
Other liabilities and long-term deposits	28,642	8,696

Total other liabilities and deferred credits	140,850	72,147

Shareholders’ Deficiency:
Common Stock - $.01 par value, 60,000,000 shares authorized, 28,350,389 and 34,150,809 shares issued and outstanding in 2002 and 2001, respectively	284	342
Special Preferred Stock - $.01 par value, 2,000,000 shares authorized, seven shares issued and outstanding	—	—
Capital in excess of par value	59,935	84,665
Notes receivable from Common Stock sales	(1,560)	(1,560)
Accumulated deficit	(107,095)	(48,820)
Accumulated other comprehensive loss -
Minimum pension liability adjustment	(96,063)	(51,600)
Unrealized loss on hedge instruments	1,889	(4,237)

Shareholders’ deficiency	(142,610)	(21,210)

Commitments and Contingent Liabilities

Total Liabilities and Shareholders’ Deficiency	$256,166	$305,294

See accompanying Notes to Consolidated Financial Statements

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession as of March 21, 2003)
Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) (in thousands)
For the Years ended December 31, 2002, 2001, and 2000

	Common Stock	Special Preferred Stock	Capital in excess of par value	Warrants	Notes receivable from Common Stock sales	Accumulated deficit	Accumulated comprehensive income (loss)	Total

Balance at December 31, 1999	$410	$—	$99,418	$3,153	$(1,581)	$(35,274)	$—	$66,126
Net loss	—	—	—	—	—	(18,615)	—	(18,615)
Minimum pension liability adjustment	—	—	—	—	—	—	(10,099)	(10,099)
Comprehensive loss								(28,714)
Repurchase of warrants to acquire 1,949,338 shares of Common Stock	—	—	522	(3,153)	—	—	—	(2,631)
Repurchase of 7,293,470 shares of Common Stock	(73)	—	(16,449)	—	—	—	—	(16,522)

Balance at December 31, 2000	337	—	83,491	—	(1,581)	(53,889)	(10,099)	18,259
Net income	—	—	—	—	—	5,069	—	5,069
Minimum pension liability adjustment	—	—	—	—	—	—	(41,501)	(41,501)
Unrealized loss on hedge instruments	—	—	—	—	—	—	(4,237)	(4,237)
Comprehensive loss								(40,669)
Exercise of options to acquire 15,000 shares of Common Stock	—	—	24	—	21	—	—	45
Distribution to Pilots’ 401(k) Plan of 518,910 shares of Common Stock	5	—	1,335	—	—	—	—	1,340
Repurchase of 90,700 shares of Common Stock	—	—	(185)	—	—	—	—	(185)

Balance at December 31, 2001	342	—	84,665	—	(1,560)	(48,820)	(55,837)	(21,210)
Net loss	—	—	—	—	—	(58,275)	—	(58,275)
Minimum pension liability adjustment	—	—	—	—	—	—	(44,463)	(44,463)
Unrealized gain on hedge instruments	—	—	—	—	—	—	6,126	6,126
Comprehensive loss								(96,612)
Exercise of options to acquire 20,000 shares of Common Stock	—	—	41	—	—	—	—	41
Distribution to Pilots’ 401(k) Plan of 1,051,214 shares of Common Stock	11	—	3,280	—	—	—	—	3,291
Repurchase of 990,700 shares of Common Stock	(10)	—	(3,117)	—	—	—	—	(3,127)
Repurchase of 5,880,000 shares of Common Stock tendered	(59)	—	(24,931)	—	—	—	—	(24,990)
Return of 934 shares of Common Stock	—	—	(3)	—	—	—	—	(3)

Balance at December 31, 2002	$284	$—	$59,935	$—	$(1,560)	$(107,095)	$(94,174)	$(142,610)

See accompanying Notes to Consolidated Financial Statements

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession as of March 21, 2003)
Consolidated Statements of Cash Flows (in thousands)
For the Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash Flows From Operating Activities:
Net income (loss)	$(58,275)	$5,069	$(18,615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,010	10,813	12,137
Amortization	567	3,170	4,184
Net periodic postretirement benefit cost	2,598	1,555	914
Restructuring charges (credit)	8,701	(3,600)	14,927
Loss on assets held for sale	—	—	7,575
Loss on disposition of equipment	118	32	85
Advance on sale of frequent flyer miles	24,000	—	—
Decrease (increase) in restricted cash	3,708	(26,910)	—
Decrease (increase) in accounts receivable	6,917	(9,815)	(274)
Decrease (increase) in inventories	(839)	166	1,453
Increase in prepaid expenses and other	(270)	(982)	(2,461)
Decrease in deferred taxes, net	5,904	9,806	6,290
Increase (decrease) in accounts payable	(677)	16,843	10,419
Increase (decrease) in air traffic libability	(667)	35,652	24,563
Increase (decrease) in other accrued liabilities	(5,284)	28,234	8,763
Other, net	15,867	(13,229)	(6,640)

Net cash provided by (used in) operating activities	10,378	56,804	63,320

Cash Flows From Investing Activities:
Additions to property and equipment	(9,693)	(16,147)	(13,261)
Progress payments on flight equipment	(21)	(5,256)	(39,921)
Net proceeds from disposition of equipment	2,123	12,888	233

Net cash used in investing activities	(7,591)	(8,515)	(52,949)

Cash Flows From Financing Activities:
Long-term borrowings	344	1,426	22,839
Repayment of long-term debt	(4,450)	(13,000)	(9,277)
Repayment of capital lease obligations	(1,554)	(1,547)	(3,379)
Repurchase of warrants	—	—	(2,631)
Issuance of Common Stock	41	24	—
Repurchase of Common Stock	(28,120)	(185)	(16,522)
Proceeds on notes receivable from Common Stock sales	—	21	—

Net cash used in financing activities	(33,739)	(13,261)	(8,970)

Net increase (decrease) in cash and cash equivalents	(30,952)	35,028	1,401

Cash and cash equivalents - Beginning of Year	102,860	67,832	66,431

Cash and cash equivalents - End of Year	$71,908	$102,860	$67,832

See accompanying Notes to Consolidated Financial Statements

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR AND DEBTOR-IN-POSSESSION AS OF MARCH 21, 2003)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

Hawaiian Holdings, Inc. (the “Company”) is a holding company and conducts its operations through its wholly-owned subsidiary Hawaiian Airlines, Inc. (“Hawaiian”). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenue, is the largest airline headquartered in Hawaii. The Company was incorporated in the State of Delaware and became the parent of Hawaiian on August 29, 2002, pursuant to the corporate restructuring described in Note 4. References herein to the “Company”, refer to Hawaiian Holdings, Inc. and its subsidiaries, with respect to the periods following the corporate restructuring, and to Hawaiian Airlines, Inc., with respect to periods prior to the corporate restructuring. As a result of the corporate restructuring, the Company’s primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.

The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company provides passenger and cargo service from Hawaii, principally Honolulu to nine Western United States (“U.S.”) cities (“transpacific”). The Company also provides daily service among the six major islands of the State of Hawaii (“interisland”) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (“south pacific”). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska (“overseas charter”).  Effective January 31, 2003, the Company discontinued its charter flight between Honolulu and Las Vegas but will continue to operate a daily scheduled flight from Honolulu to Las Vegas.

During 2002, the Company operated a fleet of Boeing 717-200 (“B717”) aircraft for its interisland routes and operated Boeing 767-300ER (“B767”) and McDonnell Douglas DC-10 (“DC-10”) aircraft on its transpacific, south pacific and overseas charter routes. Beginning in the third quarter of 2001, the Company took delivery of B767 aircraft to replace the DC-10 aircraft on the transpacific, south pacific and overseas charter routes.  Effective February 27, 2003, the Company discontinued the use of all DC-10 aircraft on its scheduled service.

2.  PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On March 21, 2003 (the “Petition Date”), Hawaiian filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”).  The Company did not file a voluntary petition for relief under Chapter 11. Hawaiian is currently operating its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  Pursuant to the Bankruptcy Code, pre-petition obligations of Hawaiian generally may not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. At a hearing held on March 21, 2003, the Bankruptcy Court granted Hawaiian’s first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things: pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; honor customer service programs, including the HawaiianMiles program and ticketing policies; honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges; and pay certain other obligations.

Hawaiian’s right to retain and operate certain leased aircraft, engines and other equipment is governed by Section 1110 (“Section 1110”) of the Bankruptcy Code.  Section 1110 provides that unless Hawaiian, within 60 days after the Petition Date, or May 20, 2003 (the “Section 1110 Deadline”), elects to comply with Section 1110(a) of the Bankruptcy Code by agreeing to perform all of its obligations under the lease and cure all defaults thereunder, including to make all payments due prior to the Petition Date, all payments due since the Petition Date up to the date of such agreement and all payments as they become due, within the time specified in Section 1110, the right of the lessor to take possession of the equipment in compliance with the provisions of the lease and to enforce any of its other rights or remedies under the lease is not limited by the Bankruptcy Code.  Hawaiian may extend the Section 1110 Deadline by agreement with the lessors and Bankruptcy Court approval, or may elect to comply with Section 1110(a) of the Bankruptcy Code by agreeing to perform all of its obligations under the lease and cure all defaults thereunder. Hawaiian is currently in negotiations with its aircraft lessors.  In the event that these negotiations are unsuccessful and Hawaiian is unable to reach agreement with its aircraft lessors, the lessors would be able to exercise remedies to terminate the leases and to take possession of the Company’s aircraft.  If these remedies were exercised, the Company’s financial position, results of operations and liquidity would be materially and adversely affected, absent alternative arrangements.

Hawaiian has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to solicit necessary acceptances of its plan.  These periods may be extended by the Bankruptcy Court for cause.  If Hawaiian’s exclusivity period lapses, any party in interest may file a plan of reorganization for Hawaiian.  On March 31, 2003, BCC Equipment Leasing Corporation (“BCC”), a significant aircraft lessor of the Company, filed a motion seeking the appointment of a Chapter 11 trustee.  The motion is currently scheduled to be heard on May 6, 2003.  If the motion were to be granted, a Chapter 11 trustee would be appointed by the United States Trustee and would be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors. Hawaiian’s exclusive periods to propose and solicit acceptances of a plan of reorganization would also be terminated upon the appointment of a Chapter 11 trustee.

The matters described above raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include adjustments that might result should the Company be unable to continue as a going concern.  As a result of the Chapter 11 filing, the Company’s ability to realize assets and liquidate liabilities is subject to uncertainty.  While operating as a debtor-in-possession under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Hawaiian may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Furthermore, a plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of the assets or the amounts of liabilities that might be necessary as a consequence of the confirmation of a plan of reorganization.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Hawaiian Holdings, Inc. and its wholly owned operating subsidiary, Hawaiian Airlines, Inc.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

As of December 31, 2002, approximately $23.2 million of cash was restricted as to withdrawal and is classified as restricted cash in the accompanying balance sheets. Restricted cash of  $18.6 million serves as collateral to support a credit card holdback for advance ticket sales, which funds are made available as air travel is provided. The remaining $4.6 million serves as collateral for outstanding letters of credit in the same amount.

SPARE PARTS AND SUPPLIES

Spare parts and supplies consist primarily of expendable parts for flight equipment and supplies that are stated at average cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the estimated useful life of the related aircraft.

PROPERTY AND EQUIPMENT

Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Flight equipment	2-15 years, 15% residual value
Ground equipment	5-15 years, no residual value
Airport terminal facility	30 years
Buildings	15-20 years
Leasehold improvements	Shorter of lease term or useful life

Maintenance and repairs are charged to operations as incurred, except that maintenance and repairs under “power by the hour” maintenance contract agreements are accrued on the basis of hours flown.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

The Company emerged from a previous Chapter 11 bankruptcy on September 12, 1994, with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to the Company’s assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Company is reflected as reorganization value in excess of amounts allocable to identifiable assets (“Excess Reorganization Value”) in the accompanying balance sheets.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to annual impairment tests in accordance with SFAS No. 142. As of January 1, 2002, the Company had no recorded intangible assets apart from reorganization value in excess of amounts allocable to identifiable assets of $28.3 million, net of accumulated amortization of $22.4 million. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net earnings of $2.3 million for the year ended December 31, 2002.  Pro forma results for the years ended December 31, 2001 and 2000, assuming discontinuation of amortization of reorganization value in excess of amounts allocable to identifiable assets, are shown below (in thousands, except per share data).

Pro forma results for the years ended December 31, 2001 and December 31, 2000, assuming the discontinuation of amortization of reorganization value in excess of amounts allocable to identifiable assets, are shown below (in thousands, except per share data):

	2001	2000

Reported net income (loss)	$5,069	$(18,615)
Amortization, net of taxes	2,306	2,306
Adjusted net income (loss)	$7,375	$(16,309)

Basic and diluted earnings per share:
As reported	$0.15	$(0.48)
Amortization, net of taxes	0.07	0.06
As adjusted	$0.22	$(0.42)

REVENUE RECOGNITION

Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. The Company performs periodic evaluations of this estimated liability, and any resulting adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed.  Charter and cargo revenue is recognized when the transportation is provided.

The Company sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as other revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided.  Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses. Other components of other revenue include ticket change fees, ground handling fees, sales of jet fuel, and other incidental services that are recognized as revenue when the related service is provided.

FREQUENT FLYER PROGRAM

The Company recognizes a liability under its HawaiianMiles frequent flyer program as members accumulate mileage points. The incremental cost method is used, computed primarily on the basis of fuel and catering costs, exclusive of any overhead or profit margin.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes heating oil forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs.  The Company employs a strategy whereby heating oil contracts may be used to hedge up to 50% of Hawaiian’s anticipated aircraft fuel needs. At December 31, 2002, the Company held forward contracts to purchase barrels of heating oil in the aggregate amount of $7.4 million through April 2003.

As of January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company measures fair value of its derivatives based on quoted market prices.  Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings as a component of non-operating income (loss).  Such amounts were not material in the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, realized net losses on liquidated contracts of $0.6 million are included as a component of aircraft fuel cost.  Based upon the Company’s derivative positions, realized gains of $0.8 million and unrealized gains of $1.1 million have been recognized as other comprehensive income in the balance sheet as of December 31, 2002 related to hedging instruments included in the assessment of hedge effectiveness. Hawaiian expects to reclassify losses on derivative instruments from accumulated other comprehensive income to operations during the next four months when the hedged fuel expenses are recognized. A realized net loss on liquidated contracts amounting to $1.7 million is included as a component of aircraft fuel cost for the year ended December 31, 2001.

SALES COMMISSIONS

Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred.  Advertising expense was $8.0 million, $6.3 million and $5.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

STOCK OPTION PLANS

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” in accounting for its fixed stock options. As such, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

The Company applies APB Opinion No. 25 in accounting for stock options. Had the Company determined compensation cost based on the fair value at the grant date of the respective options under SFAS No. 123, the Company’s net income (loss) would have been reduced or increased to the pro forma amounts indicated below:

	2002	2001	2000

Net income (loss)
As reported	$(58,275)	$5,069	$(18,615)
Less: Total stock based employee compensation expense determined under the fair value method for all awards	849	1,067	860
Pro forma	$(59,124)	$4,002	$(19,475)

Basic earnings per share
As reported	$(1.88)	$0.15	$(0.48)
Pro forma	$(1.91)	$0.12	$(0.51)

Diluted earnings per share
As reported	$(1.88)	$0.15	$(0.48)
Pro forma	$(1.91)	$0.12	$(0.50)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock shares were exercised or converted into shares of Common Stock shares or resulted in the issuance of shares of Common Stock that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company’s Common Stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. Options and warrants to purchase approximately 3.4 million, 1.3 million, and 2.5 million shares of Common Stock in 2002, 2001, and 2000, respectively, were outstanding, but not included in the computation of diluted earnings (loss) per share as inclusion of these options and warrants would be antidilutive.

The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common Stock share:

	2002	2001	2000

Weighted average Common Stock Shares outstanding	31,024	33,811	38,537
Incremental Common Stock shares issuable upon exercise of outstanding warrants and stock options (treasury stock method)	—	136	—
Weighted average Common Stock Shares and Common Stock Share equivalents	31,024	33,947	38,537

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of asset impairment, air traffic liability, frequent flyer liability and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimates have been appropriately established in accordance with accounting principles generally accepted in the United States.

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 2002 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified.  The disclosure requirements are effective immediately and are provided in Note 14.  We do not expect FIN 45 to have a material effect on our results of operations or balance sheet.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Disposal or Exit Activities.” This Statement supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan, for plans initiated after December 31, 2002. The Company is required to adopt SFAS No. 146 on January 1, 2003. This Statement will change the timing of the liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

4. CORPORATE RESTRUCTURING

On August 29, 2002, Hawaiian was restructured into a holding company structure, whereby Hawaiian became a wholly owned subsidiary of the Company, a Delaware corporation, and the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Company shares on a one-for-one basis and became shareholders of the Company. The shareholders of the Company have substantially the same rights, privileges and interests with respect to the Company as they had with respect to the Company immediately prior to the corporate restructuring, except for any such differences that arise from differences between Delaware and Hawaii law. The purpose of the corporate restructuring is to provide strategic, operational and financing flexibility, and to take advantage of the flexibility, predictability and responsiveness that Delaware law provides.

In connection with the corporate restructuring, Airline Investors Partnership, L.P., or “AIP”, the majority shareholder of the Company prior to the corporate restructuring, was restructured into a limited liability company called AIP, LLC. As part of the AIP restructuring, the Company acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian Common Stock that were previously held by AIP. In exchange, AIP LLC received the same number of shares of the Company’s Common Stock that AIP owned of Hawaiian Common Stock immediately prior to the exchange. Immediately after the AIP restructuring, the Company acquired the remaining outstanding shares of Hawaiian Common Stock and all of the shares of Hawaiian Special Preferred Stock, with each of these shares being converted into one share of the Company’s Common Stock. After the completion of the corporate restructuring, the shareholders of the Company held the same relative percentage of the Company's Common Stock as they did of Hawaiian Common and Special Preferred Stock immediately prior to the corporate restructuring.

In addition, the Company assumed sponsorship of the existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the corporate restructuring, except that shares of the Company’s Common Stock will be issued upon the exercise or issuance of these options instead of Hawaiian Common Stock. Furthermore, each pilot participant eligible to receive a share of Hawaiian Common Stock under the Hawaiian pilots’ 401(k) plan and the 2001 letter of agreement with the Hawaiian pilots became eligible to receive, on the same terms and conditions as were in effect immediately prior to the corporate restructuring, one share of the Company’s Common Stock instead.

As part of the corporate restructuring, the Company also issued to AIP LLC and each of the three labor unions having the right to nominate individuals to the Company’s board of directors, a number of shares of a corresponding series of the Company’s Special Preferred Stock equal to the number of shares of Hawaiian Special Preferred Stock that they held immediately prior to the corporate restructuring. In addition, the existing stockholders agreement among Hawaiian, AIP and the three labor unions having board nomination rights was amended and restated to make the Company and AIP LLC parties to the agreement and to have them assume all the rights and obligations of Hawaiian and AIP under the existing stockholders agreement, respectively. As a result, after the completion of the corporate restructuring, the relative governance rights in the Company of AIP LLC and these three labor unions were substantially the same as the rights in Hawaiian of AIP and these three labor unions immediately prior to the corporate restructuring.

At the time the corporate restructuring was completed, the Company and AIP LLC also entered into a registration rights agreement containing terms and conditions that were substantially the same as the then existing registration rights agreement between Hawaiian and AIP. Under the registration rights agreement, AIP LLC has the right, at its request, to require the Company to register, at its expense, all or a portion of the shares of the Company’s Common Stock held by AIP LLC for resale on up to two occasions, subject to specified limitations. In addition, AIP LLC has the right to have these shares registered for resale at any time the Company seeks to register any shares of its Common Stock prior to February 1, 2006, subject to specified limitations. In accordance with the registration rights agreement, the Company has been requested by AIP LLC to register all of AIP LLC’s shares of the Company for resale.  Due to market conditions, however, the Company agreed with AIP LLC to postpone the registration of its shares until market conditions improve.

Finally, immediately after the corporate restructuring was completed, an amendment to the rights agreement between Hawaiian and the rights agent, which was previously approved by the Hawaiian board of directors, also became effective. This amendment essentially rendered non-exercisable the rights attached to each share of Hawaiian common stock that were issued pursuant to the rights agreement.

5.  AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the “Stabilization Act”), which for all U.S. airlines and air cargo carriers (collectively, air carriers) provided for, among other things, $5 billion in compensation for direct losses (including lost revenue) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11, 2001 terrorist attacks.

Under the Stabilization Act, the Company received $24.9 million in 2001 and $5.2 million in August 2002, totaling $30.1 million. The Company recognized $30.8 million during the year ended December 31, 2001 as a special credit to operating expenses for its estimated allocation of proceeds under the Stabilization Act.  In the year ended December 31, 2002, the Company recorded a charge of $0.7 million based on the Department of Transportation’s final determination.

6.  FINANCIAL INSTRUMENTS AND FAIR VALUES

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying amount of notes receivable from common stock sales approximates fair value as the terms of such instruments are reflective of terms offered for similar instruments of comparable maturities.

The Company was unable to estimate the fair value of its long-term debt as of December 31, 2002 due to the uncertainties that led up to the bankruptcy filing on March 21, 2003.  The estimated fair value of the Company’s long-term debt as of December 31, 2001 was as follows, in thousands:

	Carrying Value	Fair Value

Secured notes payable through 2006	$4,527	$4,487
Floating rate notes	2,509	2,509
Other	106	106

The fair values of the secured notes payable were estimated based on discounted future cash flows using the Company’s incremental rate of borrowing as of December 31, 2001 for a similar liability. All other debt carrying values were estimated to be their fair value.

7.  LEASES

AIRCRAFT LEASES

At December 31, 2002 and 2001, the Company leased all 32 and 31, respectively, of its aircraft under long-term operating leases.  The aircraft fleet in service was as follows:

Aircraft Type	2002	2001

B-767	11	3
B-717	13	13
DC-10	8	15
Total	32	31

B767 AIRCRAFT.  The Company has executed lease agreements for 16 B767 aircraft. As of December 31, 2002, the 11 B767 aircraft in operation consist of three new B767 aircraft delivered in the fourth quarter of 2001 under 15-year operating leases with Ansett Worldwide Aviation Services, Inc. (“Ansett”), four B767 aircraft delivered in 2002 under seven-year operating leases with International Lease Finance Corporation

(“ILFC”) and four new B767 aircraft delivered in 2002 under 18-year operating leases with Ansett and BCC. Additionally, three new B767 aircraft under 18-year lease financing arranged through BCC and Ansett were received during the first quarter of 2003.  The final two aircraft are scheduled to be received in the second quarter of 2003.  The decision as to whether or not Hawaiian will accept delivery of these aircraft has not yet been made and the Company expects to discuss this matter with its lessors in the context of Hawaiian’s Section 1110 negotiations. The B767 aircraft are utilized on transpacific and south pacific routes.

B717 AIRCRAFT.  During 2001, the Company took delivery of and introduced into service 13 new B717 aircraft, all under 18-year leveraged lease financing provided by Wells Fargo, which acts as the trustee for the benefit of BCC. These aircraft replaced the DC-9 fleet previously utilized on the Company’s interisland routes.

DC-10 AIRCRAFT.  The DC-10 aircraft were operated on the Company’s transpacific and south pacific routes. Of the eight DC-10 aircraft, six were leased from American Airlines, Inc. on long-term operating leases that were scheduled to expire in the first half of 2003. The Company also operated two DC-10 aircraft under operating leases with BCI Aircraft Leasing, which were scheduled to expire in January 2004. As of February 28, 2003, the Company grounded all of the DC-10 aircraft and, as part of the Chapter 11 process, the related unexpired leases were rejected pursuant to an order of the Bankruptcy Court.

OTHER LEASES

The Company leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment in varying terms through 2013.

GENERAL

Rent expense for aircraft, office space, real property and other equipment and aircraft parts during 2002, 2001, and 2000 was $104.8 million, $53.6 million, and $30.4 million, respectively, net of sublease rental income.

Scheduled future minimum lease commitments under operating and capital leases for the Company as of December 31, 2002, in thousands, are as follows:

	Operating Leases	Capital Leases

2003	$142,386	$1,362
2004	150,904	1,194
2005	143,890	492
2006	143,874	242
2007	143,377	137
Thereafter	1,356,142	940

Total minimum lease payments	$2,080,573	$4,367

Less amount representing interest (rates ranging from 7.75% to 11.12%)		913

Present value of capital lease obligations		3,454

Less current portion of capital lease obligations		1,096

Capital lease obligations, excluding current portion		$2,358

The above table includes the minimum payments resulting from leasing the five B767 aircraft which are scheduled to be delivered during 2003.

The above table includes the minimum lease payments, based on the scheduled expirations, for the DC-10 leases that were rejected as of March 21, 2003.

The Company financed $3.2 million of property and equipment through capital lease agreements during the year ended December 31, 2001.  The net book value of property held under capital leases as of December 31, 2002 and 2001 totaled $3.9 million and $4.3 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

8.  DEBT

At December 31, 2002 and 2001, the Company’s long-term debt consisted of the following, in thousands:

	2002	2001

Secured obligations due 2003-2007	$3,036	$7,142

Current portion	(2,153)	(5,469)

Long-term debt obligations, excluding current portion	$883	$1,673

Secured obligations due 2003-2007 are as follows:

(1)          A promissory note executed in 1999 for the acquisition of a used DC-9 aircraft. The note is secured by first priority liens on the aircraft and other collateral as described in the security agreement. The note is due in 2003 and is payable in monthly installments of $123,151 for principal and interest. Interest accrues at 9.95% per annum. At December 31, 2002 and 2001, $1.3 million and $2.2 million was outstanding, respectively.

 (2)       A promissory note executed in 1998 for the acquisition of a used DC-9 aircraft. The note is secured by first priority liens on the aircraft, other collateral as described in the security agreement and a $1.0 million letter of credit. The note is due in 2005 and is payable in monthly installments of principal and interest ranging from $78,039 to $34,677. Interest accrues at 8.95% per annum. At December 31, 2002 and 2001, $1.6 million and $2.3 million was outstanding, respectively.

Maturities of long-term debt as of December 31, 2002, in thousands, are as follows:

2003	$2,153
2004	400
2005	435
2006	38
2007	10
Thereafter	—

Cash paid for interest during the years ended December 31, 2002, 2001, and 2000, was $1.2 million, $3.2 million, and $1.3 million, respectively.

9.  RESTRUCTURING CHARGES

During the fourth quarter of 2002, based on a reduction in passenger demand, the Company announced capacity reductions in specific transpacific markets. The Company announced that it would reduce its workforce by approximately 150 employees, or four percent of our total workforce, in an effort to bring its cost structure in line with current and expected revenues. In addition, the Company secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled. As a result of these actions, for the year ended December 31, 2002, the Company recorded $8.7 million in restructuring charges related primarily to the accelerated retirement of its remaining eight leased DC-10 aircraft. The Company recorded a charge of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, severance costs for approximately 150 DC-10 pilots, and a write-down of DC-10 improvements and spare parts.  The Company also recorded a credit of $1.4 million related to the sale of eight non-operating DC-9 aircraft and related assets that had been previously written down.

During the year ended December 31, 2001, the Company recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9 aircraft under operating leases. The change in estimate was based on renegotiation of the return provisions with the respective lessors, which concluded in 2001.

The Company recorded a $14.9 million pre-tax restructuring charge in 2000, of which $6.8 million was related to estimated costs to comply with the return condition provisions and early termination provisions of the five DC-9 aircraft under operating leases, and $8.1 million was related to reducing DC-9 expendable spare parts to fair market value as of December 31, 2000.

Activity related to the restructuring charges for the years ended December 31, 2002, 2001, and 2000 is as follows (in thousands):

	Beginning Reserve	Restructuring Charges	Utilization of Charge		Remaining Reserve
			Cash	Non-Cash
Year ended December 31, 2000:
Write-down of spare parts and improvements	$—	$8,127	$—	$(8,127)	$—
Allowance for future lease payments, return conditions, and early termination costs	—	6,800	—	—	6,800
	$—	$14,927	$—	$(8,127)	$6,800

Year ended December 31, 2001:
Write-down of spare parts and improvements	$—	$—	$—	$—	$—
Allowance for future lease payments, return conditions, and early termination costs	6,800	(3,600)	(3,200)	—	—
	$6,800	$(3,600)	$(3,200)	$—	$—

Year ended December 31, 2002:
Write-down of spare parts and improvements	$—	$1,243	$—	$(1,243)	$—
Allowance for future lease payments, return conditions, and early termination costs	—	7,344	—	—	7,344
Pilot severance costs	—	1,600	—	—	1,600
	$—	10,187	$—	$(1,243)	$8,944
Sale of non-operating DC-9 assets		(1,486)
		$8,701

The pilot severance costs are anticipated to be paid throughout 2003 as the pilots exit the active workforce. On March 21, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to reject the remaining DC-10 aircraft leases and related maintenance agreements.  As a result, as significant portion of the accrual for future lease payments, return conditions, and early termination costs will not be paid, and will be reversed in the quarter ending March 31, 2003.

10.  INCOME TAXES

Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate of 35% in 2002, 2001 and 2000, primarily due to state income taxes and certain nondeductible expenses.

The significant components of the income tax provision were (in thousands):

	2002	2001	2000

Current
Federal	$5,129	$1,683	$—
State	775	851	—
	5,904	2,534	—

Deferred
Federal	(2,172)	9,762	5,095
State	(933)	1,474	1,195
	(3,105)	11,236	6,290
Provision for income taxes	$2,799	$13,770	$6,290

The income tax benefit from the utilization of net operating loss carryforwards arising prior to the effective date of the Company's previous Chapter 11 reorganization has been, and will continue to be, applied as a reduction to Excess Reorganization Value, not as a reduction to income tax expense.

Income tax expense in 2002, 2001 and 2000 differs from the “expected” tax expense (benefit) for that year computed by applying the respective year’s U.S. federal corporate income tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle as follows:

	2002	2001	2000
Computed “expected” tax expense (benefit)	$(19,417)	$6,594	$(4,314)
Amortization of Excess Reorganization Value	—	807	807
State income taxes, net of federal income tax benefit	(2,883)	1,067	(478)
Change in deferred tax valuation allowance	28,071	5,331	10,579
Other	(2,972)	(29)	(304)
	$2,799	$13,770	$6,290

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below, in thousands:

	2002	2001
Deferred tax assets:
Accumulated pension and other postretirement benefit obligations	$46,998	$26,980
Net operating loss carryforwards	20,582	5,381
Deferred revenue on sale of frequent flyer miles	9,600	—
Accrued excise taxes	7,475	5,360
Accrued vacation	4,471	3,878
Accrued rent	4,015	2,696
Accrued restructuring costs	3,538	—
Airframe return provision	896	2,060
Alternative minimum tax credit	669	2,352
Accounts receivable, principally due to allowance for doubtful accounts	522	522
Impairment loss	300	3,429
Merger costs	—	1,280
Unrealized loss on hedge	—	1,416
Other	4,927	7,553
Total gross deferred tax assets	103,993	62,907
Less valuation allowance allocated to pre-reorganization deferred tax assets	(11,289)	(12,289)
	92,704	50,618
Less valuation allowance allocated to post-reorganization deferred tax assets	(87,420)	(41,762)
Net deferred tax assets	5,284	8,856

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(5,284)	(2,952)
Total deferred tax liabilities	(5,284)	(2,952)
Net deferred taxes	$—	$5,904

Utilization of the Company’s deferred tax assets is predicated on the Company being profitable in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. During the year ended December 31, 2002, the Company determined that it was no longer more likely than not that any portion of its deferred tax assets would be realized and recognized a full valuation allowance on its net deferred tax assets as of the beginning of the year, all 2002 net operating losses, and all items directly impacting other comprehensive loss (primarily the minimum pension liability).  As a result, the valuation allowance for deferred tax assets increased by $44.7 million during 2002.  Of this increase, $28.0 million relates to increased valuation allowances for the deferred tax effect of current year losses and the valuation allowance on the opening net deferred tax asset, $17.7 million relates to increased valuation allowances for the deferred tax asset attributable to the minimum pension liability, and the remainder relates to an increase in deferred tax assets attributable to other comprehensive loss items.  During 2001 the valuation allowance increased by $25.5 million.  Of this increase, $5.3 million related to increased valuation allowances resulting from management’s assessment regarding the realizability of certain deferred tax assets.  The remainder of the increase related to a valuation allowance for the deferred tax asset attributable to items directly impacting other comprehensive loss (primarily the minimum pension liability).

The Company underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (“IRC Section 382”).  IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years.  The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain “built-in” income items.  This new limitation applies to all net operating losses incurred prior to the ownership change.  As of December 31, 2002, the Company has total net operating loss carryovers of approximately $51.5 million to offset future taxable income.  If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2004 and 2023.  Utilization of approximately $39.5 million of net operating loss carryforwards will first result in a $15.6 million reduction of deferred tax assets.  Utilization of the remaining $12 million of net operating loss carryforwards will result in a $5 million reduction in Excess Reorganization Value.

11.  BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS

The Company sponsors three defined benefit pension plans covering its Air Line Pilots Association, International ("ALPA"), International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and other personnel (salaried, Transport Workers Union, Employees of the Communications Section). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum (ERISA) requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

In addition to providing pension benefits, the Company sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in the Company’s pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for the Company. Employees in the Company’s non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

The following tables summarize changes to projected benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 2002 and 2001, in thousands:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in projected benefit obligation

Projected benefit obligation at beginning of year	$227,157	$205,441	$21,654	$16,406
Service cost	7,466	6,166	1,324	973
Interest cost	16,342	15,296	1,525	1,213
Amendments	881	—	—	1,588
Assumption changes	14,611	6,390	2,863	3,134
Actuarial (gain) loss	2,880	3,878	(204)	(927)
Benefits paid	(10,639)	(10,014)	(819)	(733)

Projected benefit obligation at end of year	258,698	227,157	26,343	21,654

Change in plan assets

Fair value of assets at beginning of year	163,917	178,723	—	—
Actual loss on plan assets	(15,890)	(9,796)	—	—
Employer contribution	5,481	5,004	819	733
Benefits paid	(10,639)	(10,014)	(819)	(733)

Fair value of assets at end of year	142,869	163,917	—	—

Funded status - underfunded	(115,829)	(63,240)	(26,343)	(21,654)
Unrecognized actuarial net (gain) loss	123,959	75,172	(4,941)	(8,089)
Unrecognized prior service cost	—	—	1,722	1,960

Prepaid (accrued) benefit cost at end of year	$8,130	$11,932	$(29,562)	$(27,783)

Amounts recognized in the accompanying balance sheets

Accrued benefit liability	$(87,933)	$(39,668)	$(29,562)	$(27,783)
Accumulated other comprehensive loss	96,063	51,600	—	—

Prepaid (accrued) benefit cost at end of year	$8,130	$11,932	$(29,562)	$(27,783)

Weighted average assumptions at end of year

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected return on plan assets	9.0%	9.0%	Not applicable	Not applicable
Rate of compensation increase	Various *	Various *	Not applicable	Not applicable

*  Compensation for pilots was assumed to increase 9.8% in 2002, 3.5% in 2003, 4.5% in 2004 and after. The rate of compensation increase is not applicable to the frozen plans.

At December 31, 2002, the health care cost trend rate was assumed to increase by 9.5% for 2003 and decrease gradually to 4.75% over 7 years and remain level thereafter. At December 31, 2001, the health care cost trend rate was assumed to increase by 9.0% for 2001 and decrease gradually to 4.25% over 7 years and remain level thereafter.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $258.7 million, $230.8 million and $142.9 million, respectively as of December 31, 2002, and $227.2 million, $203.6 million and $163.9 million, respectively, as of December 31, 2001.  In 2002 and 2001, accumulated benefit obligations were in excess of plan assets (unfunded accumulated benefit obligations).  The unfunded accumulated benefit obligation is the minimum pension liability that must be recognized on the balance sheet in accordance with SFAS No. 87.  In addition to net pension liabilities already recorded, the Company recognized an additional amount (minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability.  Pursuant to SFAS No. 87, minimum pension liability adjustments were recognized through the accumulated other comprehensive loss account which decreased shareholders’ equity.  The minimum pension liability decreased shareholders’ deficit by $96.1 million and $51.6 million as of December 31, 2002 and 2001, respectively.

The following table sets forth the net periodic benefit cost for the years ended December 31, 2002, 2001, and 2000:

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost	2002	2001	2000	2002	2001	2000

Service cost	$7,466	$6,166	$4,400	$1,324	$973	$739
Interest cost	16,342	15,296	13,626	1,525	1,213	1,075
Expected return on plan assets	(17,271)	(16,802)	(15,830)	—	—	—
Amortization of prior service cost	—	—	—	239	134	—
Recognized net actuarial (gain) loss	1,865	758	—	(490)	(765)	(900)
FAS88 termination benefit	881	—	—

Net periodic benefit cost	$9,283	$5,418	$2,196	$2,598	$1,555	$914

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost components	$429	$(352)
Effect on postretirement benefit obligation	$3,585	$(2,981)

OTHER BENEFIT PLANS

The Company sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots’ plan. The Company is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan. Contributions to the flight attendants’ plan are funded currently and totaled approximately $2.2 million, $2.1 million and $1.7 million in 2002, 2001, and 2000, respectively. The Company is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $3.5 million, $2.5 million and $2.3 million in 2002, 2001, and 2000, respectively.

12.  CAPITAL STOCK, WARRANTS, RIGHTS AND OPTIONS

AUTHORIZED CAPITAL STOCK

As of December 31, 2002 and 2001, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $.01 per share, and 2,000,000 shares of Preferred Stock, of which seven shares have been designated as Special Preferred Stock, par value $.01 per share.

In March 2000, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase of up to five million shares of its common stock from time to time in the open market or privately negotiated transactions. In August 2000, the Board of Directors increased the authorization to ten million shares. Including the effect of the repurchase of certain warrants and stock repurchased in 2000, the total number of shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of December 31, 2001. In March 2002, the Company’s Board of Directors approved another stock repurchase program authorizing the repurchase of up to five million shares of its common stock from time to time in the open market or privately negotiated transactions.  The Company purchased 990,700 shares of common stock for $3.1 million at an average cost of $3.17 per share in open market transactions under this program through May 7, 2002, when the repurchase program was halted.  On May 31, 2002, the Company commenced a tender offer to purchase for cash up to 5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of the Company’s outstanding common stock as of that date. The offer terminated without extension on June 27, 2002 and was substantially oversubscribed. The Company accepted 5,880,000 properly tendered shares on a pro rata basis with a proration factor of approximately 22.12%.  Payment for accepted shares of $25.0 million was made on July 8, 2002.

No dividends were paid by the Company during years ended December 31, 2002, 2001, or 2000.

SPECIAL PREFERRED STOCK

Four shares of the Company’s Series A Special Preferred Stock are owned by AIP LLC with such shares entitling AIP LLC to nominate a number of directors determined based on the percentage of outstanding common equity interest (on a fully diluted basis) that it owns. The IAM, Association of Flight Attendants (“AFA”), and ALPA each hold one share of Series B Special Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred Stock, respectively, (with the Series A Special Preferred Stock, collectively the “Special Preferred Stock”) which entitle each union to nominate one director. The holder of the Series A Special Preferred Stock is entitled to identify a number of director nominees based on the percentage of outstanding common equity interest (on a fully diluted basis) that it owns: six directors if the holder, together with specified affiliates, own at least 35% of the outstanding common equity interest (on a fully diluted basis); five directors if the holder, together with specified affiliates, own at least 25% of the outstanding common equity interest (on a fully diluted basis); four directors if the holder, together with specified affiliates, own at least 10% of the outstanding common equity interest (on a fully diluted basis); three directors if the holder, together with specified affiliates, own at least 5% of the outstanding common equity interest (on a fully diluted basis); or will not be entitled to identify any directors if the holder, together with specified affiliates, own less than 5% of the outstanding common equity interest (on a fully diluted basis).  If the holder of the Series A Special Preferred Stock is entitled to identify less than six directors, the remaining directors of such six will be comprised of outside directors that are not affiliated with either (i) the holder of the Series A Special Preferred Stock, (ii) any of the unions holding Series B, C, or D Special Preferred Stock, or (iii) the Company other than as a director.

In addition to the rights described above, each series of the Special Preferred Stock, unless otherwise specified: (1) ranks senior to the Company’s Common Stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (2) has no dividend rights unless a dividend is declared and paid on the Company’s Common Stock, in which case the Special Preferred Stock  would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the Common Stock; (3) is entitled to one vote per share of such series and votes with the Common Stock as a single class on all matters submitted to holders of the Company’s Common Stock; (4) automatically converts into the Company’s Common Stock on a 1:1 basis, (i) in the case of the Series A Special Preferred Stock, upon the transfer of any shares of Series A Special Preferred Stock to any person or entity that is not an affiliate of AIP LLC; or if the holder of  Series A Special Preferred Stock ceases to own 5% or more of the outstanding common equity interest of the Company (on a fully diluted basis) for a period of 365 consecutive days or (ii) in the cases of the Series B, C and D Special Preferred Stock, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company’s Board of Directors pursuant to their respective collective bargaining agreements.

STOCK COMPENSATION

As part of the collective bargaining agreement negotiated with ALPA in December 2000, the Company agreed to distribute 1,685,380 shares of the Company’s common stock on a quarterly basis to the individual 401(k) accounts of ALPA pilots in the Company’s employment during 2001 and 2002. In 2001, 518,910 shares, representing the number of shares required to be distributed in respect of the first, second and third quarters of 2001, were distributed to Vanguard Group, Inc. as trustee for the Hawaiian Airlines, Inc. Pilots’ 401(k) Plan.  In 2002, 1,051,214 shares, required for the fourth quarter of 2001 and the first, second and third quarters of 2002, were distributed to Vanguard Group, Inc. as trustee.  The distribution for the quarter ended December 31, 2002, consisting of 105,776 shares, was made on March 14, 2003. The Company recognized compensation expense related to the stock distribution of $2.2 million and $2.6 million for the years ended December 31, 2002 and 2001, respectively.

STOCK OPTION PLANS

Under the 1994 Stock Option Plan, 600,000 shares of Common Stock were reserved for grants of options to officers and key employees of the Company. Under the 1996 Stock Incentive Plan, As Amended, 4,500,000 shares of Common Stock have been reserved for issuance of discretionary grants of options to the Company’s employees. The Company also has a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of Common Stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Stock options are granted with an exercise price equal to the Common Stock’s fair market value at the date of grant, generally vest over a period of four years and expire, if not previously exercised, 10 years from the date of grant.  Stock option activity during the periods indicated is as follows:

			Weighted average of exercise price of shares under plan
	Shares of Common Stock
	Available for options	Under plan

Balance at December 31, 1999	2,815,500	1,657,000	$3.33
Granted
1996 Stock Incentive Plan	(975,000)	975,000	2.63
1996 Nonemployee Director Stock Option Plan	(56,000)	56,000	2.63
Forfeited
1996 Stock Incentive Plan	35,000	(35,000)	3.00
1996 Nonemployee Director Stock Option Plan	24,000	(24,000)	3.69

Balance at December 31, 2000	1,843,500	2,629,000	$3.05
Granted
1996 Stock Incentive Plan	(600,000)	600,000	2.56
Exercised
1994 Stock Option Plan	—	(15,000)	1.62
Forfeited
1996 Stock Incentive Plan	180,000	(180,000)	2.81
1996 Nonemployee Director Stock Option Plan	16,000	(16,000)	3.60

Balance at December 31, 2001	1,439,500	3,018,000	$2.97
Granted
1996 Stock Incentive Plan	(350,000)	350,000	2.46
1996 Nonemployee Director Stock Option Plan	(164,000)	164,000	3.26
Exercised
1996 Stock Incentive Plan	—	(20,000)	2.06
Forfeited
1996 Stock Incentive Plan	110,000	(110,000)	2.91

Balance at December 31, 2002	1,035,500	3,402,000	$2.92

As of December 31, 2002, vesting requirements and exercise periods under each respective plan are as follows:

	Vesting	Exercise Period

1994 Stock Option Plan	Fully vested	Through 2006

1996 Stock Incentive Plan	Various from 2003 through 2006	Various from 2003 through 2012

1996 Nonemployee Director Stock Option Plan	Through 2003	Various from 2003 through 2012

At December 31, 2002, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 5.7 years, respectively.

At December 31, 2002, 2001, and 2000, the number of options exercisable was 2,643,000, 1,738,000, and 1,143,000, respectively, with weighted-average exercise prices of $3.02, $3.16 and $3.38, respectively.

The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000, was $1.62, $1.57 and $1.22, respectively, on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected dividend yield	0.00%	0.00%	0.00%

Expected volatility	55.00%	55.00%	34.00%

Risk-free interest rate	3.54% to 5.29%	4.95% to 5.41%	5.19%

Expected life	Up to 7 years	Up to 7 years	Up to 7 years

Pro forma net income (loss) reflects only options granted since December 31, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost is reflected over the various options’ vesting periods and compensation cost for options granted prior to January 1, 1997 is not considered.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

AIRCRAFT COMMITMENTS

As of December 31, 2002, the Company had future commitments, based on current terms, for five B767 aircraft to be delivered in 2003. Future payments, including security deposits, for the additional five B767 aircraft will approximate $30.8 million and $35.3 million in 2003 and 2004, respectively and approximately $35.3 million per year for the remainder of the lease term.  In addition to the delivery of the B767 aircraft, the Company will take delivery of a Pratt & Whitney spare aircraft engine in March 2003. Future commitments including security deposits for this engine, based on current terms, is approximately $0.6 million and $0.7 million in 2003 and 2004 and approximately $0.7 million per year for the remainder of the lease term.

LITIGATION AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings would have a material effect upon the Company’s financial statements.

Included in accrued liabilities as of December 31, 2002 and 2001, is $18.7 million and $12.1 million, respectively, for certain non-passenger related excise taxes, and related interest, resulting from tax positions taken during the years ended December 31, 2002 and 2001.  No amounts for potential penalties have been accrued, as management believes they are neither probable of being asserted and assessed nor estimable. The related tax returns and tax filings are subject to audit by the Internal Revenue Service and other taxing authorities. Results of audit assessments by the taxing authorities could result in penalties, which could have a material effect on the Company’s financial position, results of operations and liquidity.

LOS ANGELES AIRPORT OPERATING TERMINAL

On December 1, 1985, the Company entered into an interline agreement with other airlines, which agreement was amended and restated as of September 1, 1989 for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (“Facilities”). Current tenants and participating members of LAX Two Corporation (the “Corporation”), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 2002 amounting to approximately $207.8 million.

GENERAL GUARANTEES AND INDEMNIFICATIONS

The Company is the lessee under many real estate leases.  It is common in such commercial lease transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased premises.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.  Additionally, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that is leases. The Company cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

14.  RELATED PARTY TRANSACTIONS

The Company is currently party to two related party transactions, both approved by the Company’s Audit Committee:  (1) an Investment Advisory Agreement with Smith Management LLC (“Smith Management”), effective as of May 1, 2002, pursuant to which Smith Management provides specified corporate, financial and tax services to the Company, for which the Company made a payment of $2 million for advisory services previously rendered by Smith Management and pays $75,000 per month for current services.  John W. Adams, the Chairman of the Board of Directors, Chief Executive Officer and President of the Company, is the President of Smith Management; and (2) a consulting agreement with Todd G. Cole, a director of the Company since 1994, pursuant to which Mr. Cole provides executive consulting services regarding fleet utilization, scheduling and other operations issues for a fee of $20,833 per month from May 1, 2002 through October 31, 2002 and a single payment of $125,800 due January 6, 2003.  This consulting agreement was extended through December 31, 2002 during which Mr. Cole received a fee of $41,666 per month and accrued payments during the initial term totaling $125,000 on October 31, 2002 and was terminated on December 31, 2002.

Since May 19, 2000, the Company has invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is indirectly majority owned by John W. Adams and another individual. John W. Adams is an employee of the Company, Chairman of the Company’s board of directors and the sole managing member of AIP, LLC, which is the majority shareholder of the Company. Current directors of the Company include Edward Z. Safady and Thomas J. Trzanowski, both of whom are also employees and/or directors of Liberty Bank, SSB.

15.  CONCENTRATION OF BUSINESS RISK

The Company’s scheduled service operations are primarily focused on providing air transportation service to, from, or throughout the Hawaiian Islands. Therefore, the Company’s operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii. In 2002 and 2001, one particular Hawaii-based wholesaler constituted approximately 15% and 21% of the Company’s total operating revenue, respectively.

16.  SEGMENT INFORMATION

Principally all operations of the Company either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of the Company’s route structure in its various markets. The Company operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to the Company’s chief operating decision-maker on both the Company’s geographic components and the Company’s product and service components, resulting in the components based on products and services constituting one operating segment. As the Company offers only one service (i.e., air transportation), management has concluded that it has only one segment. The Company’s principal line of business, the scheduled and chartered transportation of passengers, constitutes more than 90% of its operating revenue. The following table delineates scheduled and chartered passenger revenue of the Company, in thousands:

	2002	2001	2000

Transpacific	$334,333	$295,391	$286,765
Interisland	175,210	172,584	167,048
South Pacific	19,813	20,325	21,662
Overseas Charter	46,480	75,632	82,358

	$575,836	$563,932	$557,833

17.  SUBSEQUENT EVENTS

Subsequent to year-end, the Company obtained concessions from its labor unions, primarily through work rule changes. On February 20, 2003, employees represented by the IAM agreed to concessions that are expected to save the Company $3.8 million per year, on March 6, 2003, the Company’s pilots represented by ALPA agreed to concessions that are expected to save $8.0 million per year, and, on March 11, 2003, the Company’s flight attendants represented by the AFA agreed to concessions expected to save $3.5 million per year.  Management expects a portion of these annual savings to be realized in 2003 and the full-year savings to be realized in 2004.

18.  SUPPLEMENTAL FINANCIAL INFORMATION

Unaudited Quarterly Financial Information (in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002:
Operating revenue	$138,139	$148,000	$179,247	$166,652
Operating income (loss)	(18,628)	(25,091)	6,366	(18,726)
Nonoperating income (expense)	48	(90)	79	566
Net income (loss)	(18,580)	(31,085)	6,445	(15,055)
Net income (loss) per Common Stock share:
Basic	(0.54)	(0.92)	0.23	(0.53)
Diluted	(0.54)	(0.92)	0.23	(0.53)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001:
Operating revenue	$152,250	$159,295	$171,544	$128,493
Operating income (loss)	4,930	2,557	19,243	(10,069)
Nonoperating income (expense)	(333)	918	1,359	234
Net income (loss)	2,528	1,911	11,331	(10,701)
Net income (loss) per Common Stock share:
Basic	0.07	0.06	0.34	(0.31)
Diluted	0.07	0.06	0.33	(0.31)

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Hawaiian Holdings, Inc.

We have audited the consolidated financial statements of Hawaiian Holdings, Inc. (the “Company”) as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 31, 2003 (included elsewhere in this Form 10-K).  Our audits also included the financial statement schedule listed in item 14(a) (Schedule of Valuation and Qualifying Accounts) of this Form 10-K.  This schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company’s ability to continue as a going concern.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 31, 2003

S-1

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession as of March 21, 2003)
Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2002, 2001 and 2000

		COLUMN C ADDITIONS
COLUMN A	COLUMN B				COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:

2002	$1,305	401		—	401	(a)	$1,305

2001	$500	1,320		—	515	(a)	$1,305

2000	$500	795		—	795	(a)	$500

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies:

2002	$7,501	692	(c)	—	7,156	(d)	$1,037

2001	$8,004	—		—	503		$7,501

2000	$120	8,080	(b)	—	196		$8,004

(a) Doubtful accounts written off, net of recoveries

(b) Restructuring charge related to the write-down of DC-9 expendable parts

(c) Restructuring charge related to the write-down of DC-10 expendable parts

(d) Includes write-off of DC-9 expendable parts sold

S-2