Form 10-K/A
period 2002-12-31
HAWAIIAN HOLDINGS  INC
filed 2003-05-15
CIK 1172222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	71-08796898
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3375 Koapaka Street, Suite G-350 Honolulu, Hawaii	96819
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange and Pacific Exchange

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

As of March 31, 2003, 28,456,165 shares of Common Stock of the Registrant were outstanding.  The aggregate market value of voting stock held by non-affiliates of the Registrant (14,210,065 shares) on March 31, 2003 was $21,030,896.

Hawaiian Holdings, Inc. (“Hawaiian Holdings”), incorporated in April 2002 under the laws of the State of Delaware, is a holding company.  Its operating subsidiary, Hawaiian Airlines, Inc. (“Hawaiian”), was incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian Holdings became the parent of Hawaiian on August 29, 2002, pursuant to a corporate restructuring.  As a result of the corporate restructuring, Hawaiian Holdings’ primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.  As used in this Amendment No. 1 to our Annual Report on Form 10-K, the terms “Company”, “we”, “our”, and “us” refer to Hawaiian Holdings, Inc. and its subsidiaries, with respect to the periods following the corporate restructuring, and to Hawaiian, with respect to periods prior to the corporate restructuring.

This Form 10-K/A amends the Form 10-K filed by us on April 15, 2003 for the fiscal year ended December 31, 2002. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12, 13 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by our original Form 10-K filing. This Form 10-K/A amends Items 10, 11, 12 and 13 of Part III and Item 15 of Part IV of our  original Form 10-K filing only, and all other portions of our original 10-K filing remain in effect.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

All of our directors are nominated in accordance with our bylaws.  Pursuant to our bylaws, based on the share ownership of AIP, LLC (“AIP”), our controlling shareholder, AIP has the right to identify for nomination six of the eleven directors.  In addition, based on its rights under its collective bargaining agreement with the company, each of the Air Line Pilots Association, International (“ALPA”), the International Association of Machinists and Aerospace Workers (AFL-CIO) (“IAMAW”) and the Association of Flight Attendants (“AFA”) has the right to identify for nomination one director.  Under the stockholders agreement to which we, AIP and each of these three labor unions are parties, AIP has agreed to vote its shares in favor of the nominees identified by these three labor unions.  In addition, under our bylaws, our board is required to nominate one outside director (an individual not employed by us or affiliated with AIP or any of these three labor unions), and one director who is a senior management official.

All officers are appointed annually by our board of directors at their first meeting after the annual meeting of shareholders at which our board is elected and at subsequent meetings of our board or as directed by our by-laws or as delegated by our board.

Information regarding our current directors and executive officers is listed below.  Unless otherwise indicated, information below with respect to positions held by our directors and executive officers refers to their positions with Hawaiian and, since our corporate restructuring, also with us.

Information regarding current directors:

John W. Adams.  Mr. Adams has been the chairman of our board of directors and of our executive committee since February 1996.  Mr. Adams assumed the additional positions of chief executive officer and president in May 2002 and relinquished the position of president in December 2002.  He has been president of Smith Management LLC (“Smith Management”), a private investment firm, since 1984.  In February 2002, he became a member of the board of directors of Sun Healthcare Group, Inc., a health care company, and he serves as chairman of its executive committee.  He was a member of the board of directors of Harvard Industries, Inc. from October 1994 until November 1998, and was chairman of the board and chief executive officer of Harvard Industries from February 1997 until November 1998.  Harvard Industries filed for protection under Chapter 11 under the Bankruptcy Code in May 1997 and emerged from Chapter 11 protection in November 1998.  He served on the board of directors of Servico, Inc., a lodging ownership and management company, from April 1994 until August 1997, being chairman of the board from December 1995 until he resigned from the board.  Mr. Adams was chairman of the board of directors of Regency Health Services, Inc., a health care services company, from July 1994 until October 1997.  Mr. Adams is 59 years old.

Gregory S. Anderson.  Mr. Anderson has been a member of our board of directors since 2002.  Since 1999, Mr. Anderson has been a private investor.  Since 1998,  Mr. Anderson has been president and chief executive officer of Quality Care Solutions Inc., an Arizona corporation that is a leading provider of healthcare payer software solutions.  From 1985 to 1998, Mr. Anderson was general manager of El Dorado Investment Company, Arizona’s largest venture capital company.  From 1993 to 1998, he was also a partner in Sundance Venture Partners, an affiliate of El Dorado.  Prior to El Dorado, he was vice president of First Interstate Bank.  Mr. Anderson has served on numerous boards of both public and private companies.  Currently, Mr. Anderson is a director of Sun Healthcare Group, Inc., Glendora Hospital, Valley Commerce Bank, a commercial bank located in Phoenix, Arizona and several civic boards.  Mr. Anderson has a B.S. in Finance from Arizona State University (1979) and has been certified by the Center for Executive Development at Stanford University School of Business.  Mr. Anderson is 46 years old.

Todd G. Cole.   Mr. Cole has been a member of our board of directors since 1994 and the vice chairman of our board of directors since June 2002.  He spent 29 years in the airline industry, holding executive positions with Delta Air Lines, Inc. and with Eastern Airlines, Inc. before joining CIT Financial Corporation in 1969.  At his retirement from CIT in 1986, he held the position of chairman and chief executive officer.  He served as managing director of SH&E, Inc., a consulting firm specializing in aviation matters, from 1992 until 1995.  He is president of Cole & Wilds Associates, Inc. and a director of Kaiser Ventures, Inc. and of several private companies.  Mr. Cole is 81 years old.(1)

Robert G. Coo.  Mr. Coo has been a member of our board of directors since 1996.  He has been an independent consultant since 1995.  From 1998 to 1999, he was chief financial officer and secretary of Camstar Systems, a developer of manufacturing execution system (MES) software.  He was vice president and chief financial officer of Pengo Industries, Inc., from 1990 until 1995, a director of Regency Health Services, Inc., from 1991 to 1997 and of First National Bank, San Diego from 1995 to 1997.  Mr. Coo is married to the sister of Mr. Adams.  Mr. Coo is 61 years old.

Joseph P. Hoar.  Mr. Hoar has been a member of our board of directors since 1999.  He served in the Marine Corps for 37 years, retiring as a four-star general in 1994.  His last active-duty assignment was Commander-in-Chief, U.S. Central Command.  In 1994, he established a consulting firm, J.P. Hoar & Associates, that engages in international strategic planning and business development in the Middle East and Africa.  He is a director of several nonprofit and privately owned corporations.  Mr. Hoar is 68 years old.

Reno F. Morella.  Mr. Morella has been a member of our board of directors since 1996.  He has been a pilot for Hawaiian since 1978.  He is currently a captain flying Boeing 767 aircraft.   He was chairman of the Hawaiian Master Executive Council of ALPA from 1994 until 1998.  Mr. Morella was the First Officer Category Representative for Council 102 of ALPA from 1993 until 1994.  Mr. Morella is 54 years old.

Samson Poomaihealani.  Mr. Poomaihealani has been a member of our board of directors since 1990.  He has served as Grand Lodge Representative of the IAMAW since September 2001.  He was the assistant general chairman of the Airline Machinists District 141 of the IAMAW from 1987 to 2001.  Prior to retiring, Mr. Poomaihealani was a lead ramp serviceman for United Airlines, Inc.  Mr. Poomaihealani is 61 years old.

Edward Z. Safady.  Mr. Safady has been a member of our board of directors since 1996.  He was president and chief executive officer of Liberty National Bank in Austin, Texas from March 1988 to October 1995.  He then joined Smith Management as vice president in 1995, where he served until 1997.  He is currently chairman of the board, president and chief executive officer of Liberty Bank, SSB (“Liberty Bank”).  Mr. Safady is 45 years old.

Sharon L. Soper.  Ms. Soper has been a member of our board of directors since 1998.  She has been a flight attendant for Hawaiian since 1965.  She has worked in our interisland, transpacific and southpacific

(1)                                  Mr. Cole tendered his resignation from our board of directors, which became effective on May 15, 2003.

operations.  Ms. Soper has been president of the Hawaiian Master Executive Council of the AFA since 1987.  Ms. Soper is 57 years old.

Thomas J. Trzanowski.  Mr. Trzanowski has been a member of our board of directors since 1998.  He served as president and director of Spire Realty Group, Inc., Houston, Texas, a private property management company, since July 1989.  He has also served as president and director of Pengo Realty Group, Inc., New York, New York, a private real estate holding company engaged in real estate investments, since June 1994.  Mr. Trzanowski also served as treasurer of Smith Management from November 1983 through December 1994 and, from September of 1996 until September of 1999 as a director of Inland Resources, Inc., in Denver, Colorado, a publicly traded oil and gas company.  He currently serves as a director of Liberty Bank.  Mr. Trzanowski is 64 years old.

William M. Weisfield.  Mr. Weisfield has been a member of our board of directors since 2001.  He has served as chief operating officer of LifeSpan BioSciences, Inc., a privately held company specializing in molecular pathology since March 2003 and has been a member of their board of directors since 1995.  He was a director of UTILX Corporation since January 1995, chairman of the board since January 1996 and president and chief executive officer from November 1998 until February 2003.  He was senior vice president of Benaroya Capital Company, a privately held investment company specializing in development of Pacific Northwest real estate and other investments, from January 1994 to December 1998.  Mr. Weisfield is also a director of Lindal Cedar Homes, Inc., Gem East Inc. and the Downtown Seattle Association.  Mr. Weisfield is 61 years old.

Information regarding current executive officers (other than Mr. Adams, which is provided above):

Mark B. Dunkerley.     Mr. Dunkerley became Hawaiian's president and chief operating officer effective as of December 2002 and our president and chief operating officer in February 2003.  From August 2001 until March 2002 he was the chief operating officer of the Sabena Airlines Group located in Brussels, Belgium.  In October 2001, Sabena Airlines Group filed for the Belgian equivalent of bankruptcy and began its liquidation process in November 2001. In 2001, Mr. Dunkerley served as a consultant with the Roberts Roach firm which specializes in providing strategic and economic consulting services to the aviation industry.  From 1999 to 2000, Mr. Dunkerley was president, chief operating officer and a member of the board of directors of Worldwide Flight Services, one of the largest providers of ground services to airlines including baggage and passenger check-in handling at airports worldwide.  From 1989 to 1999, Mr. Dunkerley worked for British Airways.  During his time with British Airways, he held a variety of management positions including, most recently, as senior vice president for British Airways’ Latin America and Caribbean division from 1997 - 1999.  Mr. Dunkerley is 39 years old.

H. Norman Davies, Jr.    Mr. Davies has been executive vice president—operations of Hawaiian since April 2002. Previously, he was vice president—safety and security of Hawaiian from January 6, 1997 until March 2002. He was chief pilot in New York for Delta Air Lines from November 1991 until June 1996.  Mr. Davies is 66 years old.

Christine R. Deister.    Ms. Deister became our executive vice president, chief financial officer and treasurer in August 2002.  Previously, she was executive vice president and chief financial officer of Hawaiian from July 2001 to August 2002, and executive vice president, chief financial officer and treasurer of Hawaiian from March 2001 to June 2001.  Prior to joining us, she had been employed with Trans World Airlines for more than 30 years, most recently as senior vice president—finance and treasurer and prior to that as their vice president and controller. Ms. Deister is 53 years old.

Ruthann S. Yamanaka.    Ms. Yamanaka has been our senior vice president—people services group and corporate secretary since February 2003, and our senior vice president—people services group from March 1998 to February 2003.  She was senior vice president—assistant director, human resources for Bank of Hawaii from July 1994 through February 1998 and manager, quality assurance administration from 1988 to 1994.  Ms. Yamanaka is 49 years old.

Karen A. Berry.    Ms. Berry has been vice president—finance of Hawaiian since September 2002, and was vice president-finance and treasurer of Hawaiian from July 2001 to August 2002. She held the position of director—financial and business analysis of Hawaiian from 1990 until 1997, after which she held several senior positions within the finance and marketing divisions of Hawaiian, most recently as managing director—finance.  Ms. Berry is 46 years old.

Robert E. Glasgow.    Mr. Glasgow has been vice president—flight operations of Hawaiian since June 2002. Prior to joining Hawaiian, he served as an airline consultant, having previously served in a variety of management positions at Delta Air Lines, Inc., Western Airlines, Inc. and Continental Airlines, Inc.  Mr. Glasgow is 63 years old.

Paul Y. Kobayashi, Jr.     Mr. Kobayashi became our vice president-controller in August  2002 and was managing director-controller of Hawaiian from December 2001 to August 2002.  From 1997 to  2001, he was senior director-special projects of Hawaiian with responsibility for the implementation and maintenance of our PeopleSoft financial applications.  From 1993 through 1997, he held several senior positions within Hawaiian’s accounting department. Mr. Kobayashi is 40 years old.

Blaine J. Miyasato.    Mr. Miyasato has been vice president—customer services of Hawaiian since January 2000, after serving as vice president—in-flight, catering and product development of Hawaiian from February 1999 to January 2000. From 1993 to 1999 he held various positions at Hawaiian including senior director—in-flight, product development and catering.  Mr. Miyasato is 39 years old.

Glenn G. Taniguchi.    Mr. Taniguchi has been vice president—schedule planning of Hawaiian since 1998. He was vice president—schedule planning and reservations of Hawaiian from 1995 to 1998. He was staff vice president—schedule planning and reservations of Hawaiian from 1991 until 1995.  Mr. Taniguchi  is 60 years old.

John R. Wagner.    Mr. Wagner has been our vice president—public affairs since February 2003. He previously served as our vice president—corporate communications from March 2002 to February 2003, and senior director—corporate communications of Hawaiian from April 1994 to March 2002.  Mr. Wagner is 41 years old.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (“SEC”) and with us initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period.  To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these persons, all these filing requirements were satisfied by these persons for fiscal year 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding compensation paid for the last three fiscal years to our “named executive officers,” who were our chief executive officers during fiscal year 2002 and our four other most highly compensated executive officers who were serving as an executive officer at the end of fiscal year 2002 whose total annual salary and bonus exceeded $100,000 during fiscal year 2002, and up to two additional persons who would have been among our four other most highly compensated executive officers but for the fact that they were not our executive officers at the end of fiscal year 2002 (collectively, our “named executive officers”).

Summary Compensation Table

Name and Principal Position	Annual Compensation						Long Term Compensation	All Other Compensation ($)
							Shares of Common Stock Underlying Options (#)

	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)

John W. Adams	2002	525,000		—	—		—	—
Chairman of the Board,	2001	366,667		__	—		200,000	—
Chief Executive Officer and President	2000	200,000		—	—		25,000	—

Paul J. Casey(1)	2002	196,875		__	33,948	(2)	—	341,671	(3)
Vice Chairman of the Board, Chief	2001	325,000		__	53,326	(2)	—	—
Executive Officer and President	2000	325,000		__	11,520	(2)	300,000	—

Christine R. Deister	2002	250,000		—	41,100	(5)	—	—
Executive Vice President,	2001	197,917	(4)	75,000	92,593	(5)	200,000	—
Chief Financial Officer and Treasurer	2000	—		—	—		—	—

John B. Happ(6)	2002	225,000		—	—		—	5,000	(7)
Senior Vice President-Marketing	2001	225,000		—	—		—	—
and Sales	2000	225,000		—	35,620	(5)	100,000	—

H. Norman Davies, Jr.	2002	182,292		—	—		—	—
Executive Vice President –	2001	125,000		—	—		—	—
Operations	2000	125,000		—	—		20,000	—

Ruthann S. Yamanaka	2002	176,875		—	—		—	—
Senior Vice President –	2001	155,000		—	—		—	—
People Services Group and	2000	155,000		—	—		100,000	—
Corporate Secretary

Robert W. Zoller, Jr.(8)	2002	100,000		—	—		—	304,069	(3)
President and Chief Operating	2001	288,333		—	—		100,000	—
Officer	2000	230,000		—	—		100,000	—

Steven E. Markhoff(9)	2002	37,500		—	5,194	(5)	—	257,200	(3)
Vice President – Acquisitions	2001	138,650		—	—		50,000	—
	2000	120,450		—	16,730	(5)	—	—

(1)                                  Mr. Casey was no longer our vice chairman, chief executive officer and president as of May 17, 2002 and was not employed with us after June 30, 2002.

(2)                                  On March 31, 1998, we made a loan of $28,500 to Mr. Casey.  On each of March 31, 1999 and March 31, 2000, $10,000 of that loan plus interest thereon was forgiven.  On March 31, 2001, the remaining balance of $8,500 and accrued interest thereon was forgiven.  In addition, the amount shown for fiscal year 2001 includes life insurance payments of $13,396, fringe benefits of $21,046, and a car allowance of $9,600.  In addition, the amount shown for fiscal year 2002 consists of fringe benefits of $19,548 and a car allowance of $14,400.

(3)                                Pursuant to the terms of separation agreements between us and each of Messrs. Casey, Zoller and Markhoff, each of these former executive officers received certain payments of salary, benefits and severance in 2002 in the aggregate amounts of $341,671, $304,069 and $257,200, respectively.

(4)                                  Ms. Deister’s reported compensation for fiscal year 2001 is for the period beginning March 1, 2001 through December 31, 2001.

(5)                                  We provide various perquisites to our executives.  Except as noted, the value of such perquisites was in each case less than 10% of the named executive officer’s total salary and bonus.  In fiscal year 2000, Mr. Happ received relocation expenses of $19,126, a car allowance of $9,600 and fringe benefits of $6,894.  In fiscal year 2000, Mr. Markoff received a $4,064 moving allowance and a $12,666 housing allowance.  In fiscal year 2001, Ms. Deister received relocation expenses of $60,560, a car allowance of $7,200, housing allowance of $3,000, and a dependent education allowance of $21,833.  In fiscal year 2002, Ms. Deister received $31,500 as a housing allowance and $9,600 as a car allowance.  In fiscal year 2002, Mr. Markhoff’s fringe benefits included a $3,000 housing allowance.

(6)                                  Mr. Happ was no longer employed with us as of February 15, 2003.

(7)                                  Prorated portion of a $20,000 payment paid in 24 bi-monthly equal installments.

(8)                                  Mr. Zoller was no longer employed with us as of April 15, 2002.

(9)                                  Mr. Markhoff was no longer employed with us as of March 15, 2002.

Option Grants in Last Fiscal Year

During fiscal year 2002, no options were granted to any of the named executive officers pursuant to the 1994 Stock Option Plan or 1996 Stock Incentive Plan or otherwise.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth for each of our named executive officers (i) the aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at December 31, 2002 and (iii) the option values of unexercised in-the-money options at December 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year End Option Value

Named Executive Officer	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)		Value of Unexercised In-The-Money Options At Fiscal Year-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

John W. Adams	—	—	250,000	—	0	—

Paul J. Casey	—	—	750,000	—	0	—

Christine R. Deister	—	—	50,000	150,000	0	0

John B. Happ	—	—	250,000	—	0	—

H. Norman Davies, Jr.	—	—	40,000	10,000	0	0

Ruthann S. Yamanaka	—	—	200,000	50,000	0	0

Robert W. Zoller, Jr.	20,000	26,750	280,000	—	0	—

Steven E. Markhoff	—	—	—	—	—	—

(1)           The market price per share at December 31, 2002 was $2.04 per share.

Compensation of Directors

During fiscal year 2002, Hawaiian paid its nonemployee directors a $12,000 annual retainer fee, prorated on a monthly basis.  In addition to the $12,000 annual retainer fee, Hawaiian paid its nonemployee directors a fee of $1,250 for each meeting of the board of directors attended (decreased to

$625 for telephonic attendance) and a fee of $500 for each board committee meeting attended (though no fees were paid for committee meetings that occur on the same day as a board meeting).  No fees are paid to the nonemployee directors for their service on the Hawaiian Holdings board or any committee thereof.  Hawaiian provided travel to and from board meetings, as well as hotel accommodations, meals and ground transportation, as needed, for all directors.  Mr. Adams, Mr. Morella and Ms. Soper, as employee directors, received only reimbursement for expenses incurred in attending meetings.

In October 2002, the Hawaiian compensation committee recommended to the Hawaiian board of directors that the chair of the Hawaiian audit committee receive an additional $9,000 per year payment and each other member of the Hawaiian audit committee receive an additional $6,000 per year given the new regulatory responsibilities for audit committees under the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC and to be promulgated by the American Stock Exchange (“AMEX”).  These additional fees are paid in equal quarterly installments and prorated on a monthly basis.  The Hawaiian board of directors approved this recommendation in October 2002.

Nonemployee directors are eligible to receive stock options under the terms of the 1996 Nonemployee Director Stock Option Plan.  At its discretion, the compensation committee of the board of directors, acting pursuant to that plan, can grant stock options to nonemployee directors under the terms of the plan.  During fiscal year 2002, pursuant to the 1996 Nonemployee Directors Stock Option Plan, the following options to purchase shares of our common stock were granted: 8,000 to Gregory S. Anderson; 100,000 to Todd G. Cole; 8,000 to Robert G. Coo; 8,000 to Joseph P. Hoar; 8,000 to Samson Poomaihealani; 8,000 to Edward Z. Safady; 8,000 to Thomas J. Trzanowski; and 16,000 to William M. Weisfeld.  All of these stock options were granted with an exercise price equal to fair market value of our common stock at the date of grant, vested on or before February 24, 2003 and expire, if not previously exercised, 10 years from the date of grant.

Employment Contracts; Termination of Employment and Change-In-Control Arrangements

Hawaiian has entered into employment agreements with each of the named executive officers other than Mr. Adams.  Furthermore, we and Hawaiian have entered into an employment agreement with Mark B. Dunkerley, who became the president and chief operating officer of Hawaiian effective as of December 23, 2002 and our president and chief operating officer in February 2003.  Except as described below, the agreements for the named executive officers and Mr. Dunkerley, as amended to date, have substantially the same terms.

Each of the agreements specifies the officer’s title and general duties and provides for a specified term of employment, which term varies as set forth in the table below and rolls forward on a monthly basis; i.e., on the first day of each month, the term of the agreement is extended for an additional month unless either party has given written notice to the other party that it does not wish the term to be extended.  Each agreement provides for:

•                  the officer’s base salary (which is subject to annual review and may be increased in the sole discretion of the board of directors or as the board has designated);

•                  the amount of any “signing bonus” or other special benefits;

•                  the eligibility of the officer to receive annual performance bonuses in the sole discretion of the compensation committee and/or the board of directors;

•                  the right of the officer to participate in fringe benefit programs and benefit plans (such as stock option, pension, disability and life insurance and medical coverages) in accordance with the terms of those programs and benefits;

•                  the right of the officer, and the officer’s spouse and dependents, to travel benefits on Hawaiian flights;

•                  the right of the officer to be included in Hawaiian’s executive long-term disability insurance plan;

•                  the right of the officer to be reimbursed for business expenses in accordance with Hawaiian’s policies;

•                  the right of the officer to receive an automobile allowance, a housing allowance, and reimbursement for club dues (which rights vary among the named executive officers with employment agreements) as fringe benefits; and

•                  the obligations of the officer to maintain the confidentiality of Hawaiian’s information.

Certain of the contractual provisions that vary in the employment agreements of our named executive officers are shown in the following table:

Name	Effective Date of Agreement	Term (Mos.)		Salary Base ($)		Initial Bonus ($)	Special Other Features ($)		Signing Options (#)

Paul J. Casey(1)	04/14/97	36		325,000	(2)	70,000	—		150,000

Christine R. Deister	03/01/01	12	(3)	250,000		75,000	101,833	(4)(5)	200,000

John B. Happ(6)	09/01/02	18		225,000		—	50,000	(5)	—

H. Norman Davies, Jr.	04/01/02	18		200,000		—	50,000	(5)

Ruthann S. Yamanaka	03/01/02	18		155,000	(7)	—	__		—

Robert W. Zoller, Jr.(8)	12/01/99	24	(9)	230,000	(10)	—	50,000	(5)	100,000

Steven E. Markhoff(11)	06/01/01	12		150,000		—	—		—

Mark B. Dunkerley	12/23/02	18	(12)	415,000		—	50,000	(5)	200,000

(1)                                  Mr. Casey was no longer employed with us after June 30, 2002.

(2)                                  Mr. Casey’s base salary was increased to $375,000 as of February 1, 2002.

(3)                                  The term of Ms. Deister’s employment agreement increased from 12 to 24 months on March 1, 2003, the second anniversary of the effective date of her employment agreement.

(4)                                  Lump sum payment of $30,000 towards temporary living expenses and a dependent education allowance of $21,833.

(5)                                  Relocation allowance of up to $50,000.

(6)                                  Mr. Happ was no longer employed with us as of February 15, 2003.

(7)                                  Ms. Yamanaka’s base salary was increased to $180,000 as of February 1, 2002.

(8)                                  Mr. Zoller was no longer employed with us as of April 15, 2002.

(9)                                  The term of Mr. Zoller’s employment agreement increased from 12 months to 24 months on December 1, 2001, the second anniversary of the effective date of his employment agreement.

(10)                            Mr. Zoller’s base salary was increased to $300,000 effective as of January 31, 2001.

(11)                            Mr. Markhoff was no longer employed with us as of March 15, 2002.

(12)                            The term of Mr. Dunkerley’s employment agreement will increase to 36 months on the first anniversary of the effective date of his employment agreement and will increase to 60 months on the second anniversary of the effective date of his employment agreement.

There are also certain differences in the termination provisions in the employment agreements of the named executive officers.  All of the agreements provide for termination:

•                  immediately upon the officer’s death;

•                  at our election, if the officer is unable to perform his or her duties as a result of a medical or physical incapacity for 120 days in any consecutive seven-month period;

•                  at any time by us for “cause” (as defined in the agreements); and

•                  at any time by us without cause.

In addition, the employment agreements with Mr. Casey and Mr. Zoller provided, and the employment agreements with Ms. Deister and Mr. Dunkerley provide, that each may be terminated by the officer for “good reason” (which includes certain transactions that involve changes in control, a material change in the officer’s duties, a material breach by us of the agreement, the failure by us to provide incentive compensation and benefit plans comparable to those in effect at the time the agreement was entered into and the relocation of our principal executive offices outside the Honolulu area).  If the officer’s employment is terminated by death or by reason of disability, the officer (or his or her beneficiaries) is entitled to benefits in accordance with our retirement, insurance and other programs and plans then in effect.  If the officer’s employment is terminated by us other than for cause, or in the case of Mr. Casey, Mr. Zoller, Ms. Deister and Mr. Dunkerley, by such officer for good reason, then such officer is entitled to receive:

•                  any base salary accrued but unpaid prior to the termination date; and

•                  the continued payment of the officer’s base salary and fringe benefits for a period after the termination date that is equal to the term of the officer’s employment agreement as discussed above.

Finally, the agreements provide that an officer terminated for cause is not entitled to continuation of the officer’s base salary or other benefits after the termination date.

On June 30, 2000, the compensation committee authorized amendments of employment agreements with and certain agreements granting options to specified officers to provide that, for those of the specified officers who continue to be employed by Hawaiian, in the event a change of control in ownership of Hawaiian occurs before June 30, 2003:

•                  all stock options granted to such officers prior to and on June 30, 2000 would accelerate and become fully vested; and

•                  the exercise price of any unexercised options previously granted to such officers and having a higher exercise price than the market price of the stock on June 30, 2000 ($2.625 per share) would then be “reset” to the market price on June 30, 2000.

As of January 31, 2001, the employment agreement for Mr. Casey was amended to change his title and responsibilities.

Hawaiian entered into a severance, general release and indemnity agreement with Steven E. Markhoff , which became effective on March 15, 2002.  Under this agreement, Hawaiian is obligated to pay Mr. Markhoff his former base salary of $150,000 per year in semi-monthly installments until March 15, 2003, and to provide specified fringe benefits to Mr. Markhoff through March 31, 2003.  Hawaiian also agreed to pay Mr. Markhoff a lump sum cash payment of $107,200 and up to $50,000 in relocation expenses if Mr. Markhoff relocates out of the State of Hawaii on or before March 15, 2003.  In addition, the agreement provides that his existing options to acquire 50,000 shares of our common stock would be terminated for a cash payment of $37,500.  In consideration, Mr. Markhoff agreed to release us from any claims that he might have had arising out of his employment with or separation from us. Mr. Markhoff also agreed that until March 15, 2003 he would not generally be involved with an entity that competes with us in providing interisland passenger or freight services.

Hawaiian entered into a severance, general release and indemnity agreement with Robert W. Zoller, Jr., which became effective on April 15, 2002.  Under this agreement, Hawaiian is obligated to pay Mr. Zoller his former base salary of $300,000 per year in semi-monthly installments until April 15, 2004, and to provide specified fringe benefits to Mr. Zoller through April 15, 2006.  Hawaiian also agreed to pay Mr. Zoller a lump sum cash payment of $145,500 and up to an additional $60,000 as a relocation allowance if Mr. Zoller relocates out of the State of Hawaii on or before April 15, 2004.  In addition, the agreement provides that his options to acquire 300,000 shares of our common stock would be fully vested on April 15, 2002 and that these options would terminate on April 15, 2004.  In consideration, Mr. Zoller agreed to release us from any claims that he might have had arising out of his employment with us, but did not release any claims that may arise from or that are related to this agreement, and agreed that until April 14, 2003 he would not generally be involved with an entity that competes with us in providing interisland passenger or freight services.  Following Hawaiian’s Chapter 11 filing, Hawaiian suspended payments under this agreement.

Hawaiian entered into a severance, general release and indemnity agreement with Paul J. Casey, which became effective on May 23, 2002.  Under this agreement, Hawaiian is obligated to pay Mr. Casey his former base salary of $375,000 per year in semi-monthly installments until June 30, 2005, and to provide specified fringe benefits to Mr. Casey through June 30, 2005.  Hawaiian also agreed to pay Mr. Casey additional cash payments in the aggregate of approximately $189,696 in lieu of continuing other specified fringe benefits.  In addition, the agreement provides that his options to acquire 750,000 shares of our common stock would be fully vested on June 30, 2002 and that these options would terminate pursuant to their original terms.  In consideration, Mr. Casey agreed to release us from any claims that he might have had arising out of his employment with us, but did not release any claims that may arise from or that are related to this agreement, and agreed that until June 30, 2004 he would not generally be involved with an entity that competes with us in providing interisland passenger or freight services.  Following Hawaiian’s Chapter 11 filing, Hawaiian suspended payments under this agreement.

Hawaiian entered into a separation agreement with John B. Happ which became effective on April 3, 2003.  Under this agreement, Hawaiian is obligated to pay Mr. Happ a lump sum of $15,000 plus and an additional $422,278 to be paid in semi-monthly installments until August 2004. In consideration, Mr. Happ agreed to release us from any claims that he might have had arising out of his employment with or separation from us.  However, since this agreement was executed by Mr. Happ after Hawaiian’s Chapter 11 filing, Hawaiian suspended payments under this agreement.

Compensation Committee Report

The compensation committee of our board of directors is charged with making compensation recommendations to our full board of directors for our executive officers whose title includes chairman, vice chairman, president, chief operating officer, all executive and senior vice presidents and our corporate secretary, along with recommendations for bonuses, deferred compensation and stock option plans.  The compensation committee also had authority to grant awards under and to administer the 1994 Stock Option Plan and the 1996 Stock Incentive Plan, as amended until October 2002.  Beginning in October 2002, the authority to grant option awards was transferred to our option committee.

In determining executive compensation, the compensation committee reviews such general factors as profitability, operational integrity and customer satisfaction, and takes into consideration the executives’ accomplishment of specific projects, which for the executive officers in 2002 included integration planning in connection with our proposed merger with Aloha Airgroup, Inc. (“Aloha”) and TurnWorks, Inc. (“TurnWorks”), successful completion of our corporate restructuring, the launching of new routes to Seattle, Washington, Ontario and Sacramento, California and Phoenix, Arizona and the introduction of new aircraft. In addition, the compensation committee, in considering appropriate compensation levels, considers marketplace compensation data of other comparable U.S. airlines in order to provide compensation packages that are capable of attracting and retaining exceptional executives.

Principal Components of Executive Compensation

Components of executive compensation include annual base salary, specific contractual provisions that vary per officer (including term, benefits and fringes), incentive bonuses, and grants of options under our option plans.  The annual base salary for an executive officer is generally negotiated at the beginning of employment and reviewed on a regular basis in comparison to industry compensation levels, the need to attract talented executives to Hawaii and the performance objectives listed in the previous section.  The award of bonuses, if awarded, is generally related to achievement of performance objectives.  The grant of options is generally incentive based related to individual performance and to our profitability.

As described under the caption “—Employment Contracts; Termination of Employment and Change-in-Control Arrangements,” the named executive officers except for Mr. Adams have or had employment agreements with us, which set forth their base salaries and other compensation arrangements and provide that their compensation levels are subject to annual review and possible increases in the sole discretion of our board of directors.

Compensation of Chief Executive Officer

Mr. Adams’ compensation determination for fiscal year 2002 was based primarily on the additional responsibilities and enhanced role that he assumed in the day-to-day management of our company when he became our chief executive officer and president, as well as his leadership during the negotiation of and integration planning in connection with our proposed merger with Aloha and TurnWorks. Mr. Adams received an increase to his base salary from $400,000 to $600,000 effective May 1, 2002.

Mr. Casey’s compensation determination for 2002 was based on his leadership following the events of September 11, 2001 and their subsequent adverse effect on the air transportation industry.  In response to these events, Mr. Casey and executive management took immediate measures to curtail losses, reduce routes and review expansion and other plans, including negotiation of the proposed merger with Aloha and TurnWorks, which was projected to provide us with long-term benefits.  Mr. Casey’s performance was recognized by an increase in his base salary from $325,000 to $375,000 effective February 1, 2002.  Mr. Casey was no longer our vice chairman, chief executive officer and president as of May 17, 2002 and was not employed with us after June 30, 2002.

Certain 2002 Actions of the Compensation Committee

On February 25, 2002, the compensation committee recommended, and the board of directors authorized, an increase in base salary for certain officers, including Ruthann S. Yamanaka from $155,000 to $180,000 and H. Norman Davies, Jr. from $125,000 to $150,000, both effective as of February 1, 2002.

On March 28, 2002, by action of the board of directors, H. Norman Davies, Jr. was named executive vice president-operations.  The compensation committee recommended, and the board or directors authorized, an increase in base salary for Mr. Davies from $150,000 to $200,000, effective as of April 1, 2002.

                On April 26, 2002, the compensation committee recommended, and the board of directors authorized, an increase to John W. Adams' base salary from $400,000 to $600,000 as well as other specified fringe benefits, effective May 1, 2002.

On October 18, 2002, the compensation committee recommended, and the board of directors authorized, a $20,000 payment (to be paid bi-monthly in 24 equal installments) to John B. Happ, senior vice president-marketing and sales, effective as of September 15, 2002.  Following Hawaiian’s Chapter 11 filing, Hawaiian suspended these payments.

On December 12, 2002, the compensation committee reviewed the background, experience and credentials of Mark B. Dunkerley for the position of president and chief operating officer of Hawaiian. After careful review, the compensation committee voted unanimously to recommend to the full board of directors Mr. Dunkerley’s candidacy and a compensation package consisting of an annual base salary of $415,000 and the possibility of a bonus equal to up to 50% of his base salary.  The full board of directors of Hawaiian approved Mr. Dunkerley’s employment and compensation package effective December 23, 2002.

Submitted by the Compensation Committee
Edward Z. Safady, Chairperson
Reno F. Morella
Thomas J. Trzanowski

The above report of the compensation committee will not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act.

Compensation Committee Interlocks and Insider Participation

Edward Z. Safady, Reno F. Morella and Thomas J. Trzanowski served on the compensation committee of our board of directors during fiscal year 2002.  No other member of our board of directors or other person served on the compensation committee during fiscal year 2002.  As described above, Reno F. Morella was an employee of Hawaiian during fiscal year 2002.  Edward Z. Safady and Thomas J. Trzanowski are employees and/or directors of Liberty Bank.  Liberty Bank is indirectly majority owned by John W. Adams, our chairman and chief executive officer and the sole managing member of AIP, which is our controlling shareholder, and another individual.  For more information regarding our relationship with Liberty Bank, please refer to “Item 13.  Certain Relationships and Related Party Transactions” below.

Stock Performance Graph

The following graph compares cumulative total shareholder return on our common stock, the S&P 500 Index and our selected peer issuer index from December 31, 1997 to December 31, 2002.  The peer issuers we have selected are AirTran Holdings Inc. (formerly Valujet Inc.), Alaska Air Group Inc., America West Holding Corporation, Atlantic Coast Airlines Holdings, Inc., Great Lakes Aviation Ltd., Mesa Air Group, Inc. and Southwest Airlines Co.  The comparison assumes $100 was invested on December 31, 1997 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.  We have paid no dividends on our common stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG THE COMPANY, THE S & P 500 INDEX
AND A PEER GROUP

* $100 invested on 12/31/97 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

The stock performance depicted in the graph above is not to be relied upon as indicative of future performance.  The Stock Performance Graph shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the beneficial ownership, both direct and indirect, reported to us as of April 25, 2003 of our common and special preferred stock, including shares as to which a right to acquire ownership within 60 days exists (for example, through the ability to exercise stock options) within 60 days of such date.  The information is presented for beneficial owners of more than 5% of our common and special preferred stock, for each of our directors and director nominees, our named executive officers and for the group comprised of all of our directors and executive officers.  We know of no persons other than those identified below who owned beneficially more than 5% of the outstanding shares of our common or special preferred stock as of April 25, 2003.

Name and Address of Beneficial Owner(1)	Number of Shares of Common and Special Preferred Stock Beneficially Owned(2)		Percent and Class of Common and Special Preferred Stock Beneficially Owned

AIP, LLC	14,159,403	(3)	49.8% of common stock

885 Third Avenue, 34th Floor New York, NY 10022	4	(3)	100% of Series A special preferred stock (constituting 57.1% of all preferred stock)

John W. Adams	14,433,408	(3)	50.3% of common stock

	4	(3)	100% of Series A special preferred stock (constituting 57.1% of all preferred stock)

Amber Arbitrage LDC	4,667,672	(4)	16.4% of common stock

c/o Custom House Fund Management Ltd 31 Kildare Street Dublin 2, Ireland

Dimensional Fund Advisors, Inc.	2,752,213	(5)	9.7% of common stock

1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401

Vanguard Fiduciary Trust Company	2,523,403	(6)	8.9% of common stock

14321 North Northsight Boulevard Scottsdale, AZ 85260

Association of Flight Attendants	1		100% of Series B special preferred stock (constituting 14.3% of all preferred stock)

1625 Massachusetts Avenue, N.W. Washington, DC 20036-2212 Attn.: David Borer, Esq.

International Association of Machinists and Aerospace Workers	1		100% of Series C special preferred stock (constituting 14.3% of all preferred stock)

P.O. Box 3141 South San Francisco, CA 94083 Attn: Kenneth Thiede

Hawaiian Master Executive Council	1		100% of Series D special preferred stock (constituting 14.3% of all preferred stock)

c/o Air Line Pilots Association 3375 Koapaka Street, Suite F-238-8 Honolulu, HI 96819 Attn: Master Chairman, Hawaiian MEC

Gregory S. Anderson	8,000	(7)	Common stock*

Todd G. Cole	130,000	(8)	Common stock*

Robert G. Coo	37,268	(9)	Common stock*

Joseph P. Hoar	32,000	(9)	Common stock*

Reno F. Morella	11,571	(10)(12)	Common stock*

Samson Poomaihealani	32,000	(9)	Common stock*

Edward Z. Safady	46,018	(9)	Common stock*

Sharon L. Soper	914	(11)(12)	Common stock*

Thomas J. Trzanowski	33,000	(9)(13)	Common stock*

William M. Weisfield	17,000	(14)	Common stock*

Paul J. Casey	710,000	(15)	2.4% of common stock

Christine R. Deister	100,000	(16)	Common stock*

Name and Address of Beneficial Owner(1)	Number of Shares of Common and Special Preferred Stock Beneficially Owned(2)		Percent and Class of Common and Special Preferred Stock Beneficially Owned

John B. Happ	200,000	(17)	Common stock*

H. Norman Davies, Jr.	42,000	(18)	Common stock*

Ruthann S. Yamanaka	200,000	(19)	Common stock*

Robert W. Zoller Jr.	303,000	(20)	1.1% of common stock

Steven E. Markhoff	0		Common stock*

All current directors and executive officers as a group (21 persons)	15,234,100		51.7% of common stock

*              Less than 1%

(1)                                 The address of each of the directors and executive officers listed above is c/o Hawaiian Holdings, Inc., 3375 Koapaka Street, Suite G350, Honolulu, Hawaii 96819.

(2)                                 Each executive officer and director has sole voting and investment power with respect to the shares listed after his or her name except for shares issued to the Hawaiian Holdings, Inc. 401(k) Savings Plan, the Hawaiian Holdings, Inc. 401(k) Plan for Flight Attendants and the Hawaiian Holdings, Inc. Pilots’ 401(k) Plan or as otherwise indicated in the footnotes that follow.  Shares of our common stock allocated to participants’ accounts in the 401(k) Savings Plan, the Flight Attendants’ 401(k) Plan and the Pilots’ 401(k) Plan are voted on matters presented at shareholders meetings by the Vanguard Group, Inc. as trustee for each of the respective Plans, pursuant to the terms of each Plan.  Except for the shares in the 401(k) Savings Plan allocated to participants represented by the IAM, the 401(k) Savings Plan and the 401(k) Plan for Flight Attendants provide for Vanguard to vote the shares pursuant to the written directions of the participants.  Shares held by the 401(k) Savings Plan (other than the shares allocated to participants represented by the IAM) and the 401(k) Plan for Flight Attendants with respect to which no participant directions are received are voted in proportion to the direction of the shares held by each of the plans for which the trustee receives written directions.  Shares held by the Pilots’ 401(k) Plan and those shares held by the 401(k) Savings Plan allocated to participants represented by the IAM are voted by Vanguard according to the directions of the majority of such shares for which it receives written directions.

(3)                                 According to an amendment to their Schedule 13D filing with the SEC on September 9, 2002, AIP and John W. Adams exercise sole voting and dispositive power over 14,159,403 shares of our common stock and all four shares of our Series A special preferred stock.  Mr. Adams exercises sole voting and dispositive power over an additional 274,009 shares of our common stock, which includes options to purchase 250,000 shares of our common stock, all of which have vested.  Mr. Adams is the managing member of AIP.

(4)                                 On May 14, 1998, Amber Arbitrage LDC filed a Schedule 13G with the SEC in respect of ownership of an aggregate of 4,667,672 shares of Hawaiian common stock.  Amber Arbitrage reported sole voting power and sole dispositive power with respect to all such shares.  No subsequent filing has been made by Amber Arbitrage.

(5)                                 On February 13, 2003, Dimensional Fund Advisors, Inc. filed a Schedule 13G with the SEC with respect to 2,752,213 shares of our common stock held as of December 31, 2002.  Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”).  In its role as investment advisor or manager, Dimensional possessed voting and/or investment power over the reported shares that are owned by the Funds, and may be deemed to be the beneficial owner of the reported shares held by the Funds.  All of the reported shares are owned by the Funds and Dimensional disclaims beneficial ownership of the reported shares.

(6)                                 On March 3, 2003, Vanguard Fiduciary Trust Company, as trustee of Hawaiian Holdings, Inc. 401(k) Savings Plan, Hawaiian Holdings, Inc. Pilots’ 401(k) Plan and Hawaiian Holdings, Inc. 401(k) Plan for Flight Attendants, filed a Schedule 13G with the SEC with respect to 2,523,403 shares of our common stock held as of December 31, 2002.  Shares of our common stock are held in trust for the benefit of employees participating in the plans.  Vanguard Fiduciary Trust Company disclaims beneficial ownership of all shares that have been allocated to the individual accounts of plan participants for which voting directions have been received.

(7)                                 Consists of options to purchase 8,000 shares of our common stock, all of which have vested.

(8)                                 Includes options to purchase 124,000 shares of our common stock, all of which have vested.

(9)                                 Includes options to purchase 32,000 shares of our common stock, all of which have vested.

(10)                           Includes 9,095 shares issued to Mr. Morella’s account in the Pilots’ 401(k) Plan.

(11)                           Includes 914 shares issued to Ms. Soper’s account in the Flight Attendants’ 401(k) Plan.

(12)                           Includes an investment in the Flight Attendants’ 401(k) Plan, the Pilots’ 401(k) Plan or Savings Plan using a unit value accounting method, similar to a mutual fund.  To determine the equivalent number of whole shares represented by the fund units, the market value of the shareholder’s balance in the Pilots’ 401(k) Plan, the Flight Attendants’ 401(k) Plan, or the Savings Plan was divided by the share price of our common stock.

(13)                           Includes 1,000 shares of our common stock beneficially owned by Mr. Trzanowski’s wife. Mr. Trzanowski disclaims beneficial ownership of the shares owned by his wife.

(14)                           Includes options to purchase 16,000 shares of our common stock, all of which have vested.

(15)                           Includes options to purchase 700,000 shares of our common stock, all of which have vested.

(16)                           Consists of options to purchase 100,000 shares of our common stock which have vested or will vest within 60 days of April 25, 2003, but not options to purchase an additional 100,000 shares that will not vest within 60 days after April 25, 2003.

(17)                           Consists of options to purchase 200,000 shares of our common stock, all of which have vested.

(18)                           Includes options to purchase 40,000 shares of our common stock which have vested or will have vested within 60 days of April 25, 2003, but not options to purchase an additional 10,000 shares that will not vest within 60 days after April 25, 2003.

(19)                           Consists of options to purchase 200,000 shares of our common stock which have or will have vested within 60 days of April 25, 2003, but not options to purchase an additional 50,000 shares that will not vest within 60 days after April 25, 2003.

(20)                           Includes options to purchase 280,000 shares of our common stock, all of which have vested.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In April 2002, we executed a Services Agreement with Smith Management, effective as of May 1, 2002, pursuant to which Smith Management provided specified corporate, financial and tax services to us, for which we made a payment of $2 million for advisory services previously rendered by Smith Management and paid $75,000 per month for current services.  John W. Adams, our chairman and chief executive officer, is the president of Smith Management. In connection with its Chapter 11 filing, Hawaiian has not assumed or rejected this agreement.  Nevertheless, payments to Smith Management have been suspended and we do not anticipate making any payments on this agreement in the future.

In April 2002, we executed a consulting agreement with Todd G. Cole, a member of our board of directors since 1994, pursuant to which Mr. Cole provided executive consulting services regarding fleet utilization, scheduling and other operations issues for a fee of $20,833 per month from May 1, 2002 through October 31, 2002 and a single payment of $125,800 due January 6, 2003.  This consulting agreement was extended through December 31, 2002 during which Mr. Cole received a fee of $41,666 per month and accrued payments during the initial term totaling $125,000 on October 31, 2002. This consulting agreement was terminated on December 31, 2002.

Since May 19, 2000, we have invested $3.0 million in certificates of deposit with Liberty Bank. Liberty Bank is indirectly majority owned by John W. Adams and another individual. John W. Adams is our chairman and chief executive officer and the sole managing member of AIP, which is our controlling shareholder. Two of our directors, Edward Z. Safady and Thomas J. Trzanowski, are also employees and/or directors of Liberty Bank.  Following Hawaiian’s Chapter 11 filing, we have liquidated our certificates of deposit held at Liberty Bank.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 2, 2002, by and among Hawaiian Holdings, Inc., HA Sub Inc. and Hawaiian (filed as Exhibit 2.1 to the Registration Statement on Form S-4 originally filed by Hawaiian Holdings, Inc. on May 3, 2002).*

2.2

Agreement and Plan of Merger, dated as of May 2, 2002, by and among Hawaiian Holdings, Inc. AIP General Partner, Inc., AIP, Inc. and AIP Merger Sub, Inc. (filed as Exhibit 2.2 to the Registration Statement on Form S-4 originally filed by Hawaiian Holdings, Inc. on May 3, 2002).*

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

10.3

Code Share Agreement, dated January 6, 1997, between Hawaiian Airlines, Inc. and Wings West Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof).*

10.4

Amendment No. 1 to Code Share Agreement, dated as of January 21, 1997, between Hawaiian Airlines, Inc. and American Eagle, Inc. (f/k/a Wings West Airlines, Inc.) (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997).*

10.5

Code Share Agreement, dated July 15, 1997, between Hawaiian Airlines, Inc. and American Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 8, 1997, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof).*

10.6

Code Share Agreement, dated July 1, 2001, between Hawaiian Airlines, Inc. and Alaska Airlines, Inc. (filed as Exhibit 1.7 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.7

Commercial Cooperation Agreement between Northwest Airlines, Inc. and Hawaiian Airlines, Inc., the Partner Agreement between Northwest Airlines, Inc. and Hawaiian Airlines, Inc., and the Multilateral Prorate Agreement among Hawaiian Airlines, Inc., Northwest Airlines, Inc., and KLM Royal Dutch Airways, all dated May 17, 2000 (filed as Exhibit 99-2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 10, 2000, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.8

Amended and Restated Commercial Cooperation Agreement, dated September 18, 2002, between America West Airlines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002, in redacted form since confidential treatment has been requested pursuant to Rule 24.b-2 for certain portions thereof).*

Exhibit No.	Description
10.9

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

10.10

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

10.11

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

10.12

Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33423, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33424, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33425, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc.  requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

10.13

Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).  (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc.  for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines,  Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed). *

10.14

Routine and On-Call Maintenance Agreement, dated June 30, 2002, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.15

Services Ordering Agreement, dated March 7, 2003, between Goodrich-Aviation Technical Services, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.20 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.16

Inventory Support and Technical Services Agreement, dated December 4, 2002, between Hawaiian Airlines, Inc. and Delta Air Lines, Inc. (filed as Exhibit 10.21 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.17

Agreement between U.S. Bank National Association and Hawaiian Airlines, Inc., effective date December 31, 1999, (filed as Exhibit 10(9) to the Form 10-K filed by Hawaiian Airlines, Inc. on March 30, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

Exhibit No.	Description

10.18

Amendment No. 1, dated December 12, 2002, to the Agreement between U.S. Bank and Hawaiian Airlines, Inc. (filed as Exhibit 10.23 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.19

Bank of America/Hawaiian Airlines, Inc. Co-Branded Card Agreement, dated December 19, 2002, between Bank of America, NA (USA) and Hawaiian Airlines, Inc. (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.20

Jet Fuel Sale and Purchase Agreement, dated March 20, 2003, between ITOCHU Petroleum Co. (Hong Kong), Ltd. and Hawaiian Airlines, Inc. (filed as Exhibit 10.25 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003,  in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.21

Aircraft General Terms Agreement AGTA-HWI, dated as of December 31, 1999, between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10(10) to the Form 10-K filed by Hawaiian Airlines, Inc. on April 2, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.22

Further Letter Agreements relating to Purchase Agreement Number 2252, dated March 1, 2000, between Hawaiian Airlines, Inc. and McDonnell Douglas Corporation (Supplemental Agreement No. 1 and Other Matters) (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 4, 2000).*

10.23

Deferred Advance Payments Letter Agreement relating to Purchase Agreement Number 2252, dated April 6, 2000, between Hawaiian Airlines, Inc. and McDonnell Douglas Corporation (filed as Exhibit 99-4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 10, 2000, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.24

PW4060 Engine Fleet Management Program Agreement, dated as of October 5, 2001, by and between United Technologies Corporation Pratt & Whitney Division and Hawaiian (filed as Exhibit 10.1 to the Form 10-K filed by Hawaiian Airlines, Inc. on April 1, 2002, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof).*

10.25	Hawaiian Airlines, Inc. 1994 Stock Option Plan, as amended (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Hawaiian Airlines, Inc. on November 15, 1995).* +

10.26	Hawaiian Airlines, Inc. 1996 Stock Incentive Plan, as amended (filed as Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-2 filed by Hawaiian Airlines, Inc. on July 12, 1996).* +

10.27	Hawaiian Airlines, Inc. 1996 Non-employee Director Stock Option Plan, as amended (filed as Exhibit 10-N to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1997).* +

10.28	Employment Agreement, effective as of April 14, 1997, between Hawaiian Airlines, Inc. and Paul John Casey (filed as Exhibit 10.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 1997).* +

10.29

Employment Agreement for H. Norman Davies, Jr. as Executive Vice President-Operations, effective as of April 1, 2002, between Hawaiian Airlines, Inc. and H. Norman Davies, Jr. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).* +

10.30	Amended and Restated Employment Agreement, effective as of March 1, 2002, between Hawaiian Airlines, Inc. and Ruthann S. Yamanaka.

10.31

Employment Agreement for Robert W. Zoller, Jr. as Executive Vice President-Operations and Service, effective as of December 1, 1999, between Hawaiian Airlines, Inc. and Robert W. Zoller, Jr. (filed as Exhibit 99-3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 10, 2000).* +

Exhibit No.	Description

10.32

Employment Agreement for Christine Deister as Executive Vice President-Chief Financial Officer-Treasurer, effective as of March 1, 2001, between Hawaiian Airlines, Inc. and Christine Deister (filed as Exhibit 1.1 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001).* +

10.33	Employment Agreement for Steven E. Markhoff as Vice President-Acquisitions of Hawaiian Airlines, effective as of July 1, 2001. +

10.34	Amended and Restated Employment Agreement for John B. Happ as Senior Vice President-Marketing and Sales, effective as of September 1, 2002. +

10.35	Employment Agreement for Mark B. Dunkerley as President and Chief Operating Officer of Hawaiian Airlines, Inc., effective as of December 23, 2002. +

10.36

Release and Separation Agreement, dated August 2, 2000, between John L. Garibaldi and Hawaiian Airlines, Inc. (filed as Exhibit 10(10) to the Form 10-K/A filed by Hawaiian Airlines, Inc. on July 23, 2002).* +

10.37

Severance, General Release and Indemnity Agreement, dated April 30, 2002, between Robert W. Zoller, Jr. and Hawaiian Airlines, Inc. (filed as Exhibit 10(11) to the Form 10-K/A filed by Hawaiian Airlines, Inc. on July 23, 2002).* +

10.38

Severance, General Release, and Indemnity Agreement, effective as of May 23, 2002, between Paul J. Casey and Hawaiian Airlines, Inc. (filed as Exhibit 10.6 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).* +

10.39	Severance, General Release, and Indemnity Agreement, effective as of March 15, 2002, between Steven E. Markhoff and Hawaiian Airlines Inc. +

10.40	Separation Agreement, dated March 17, 2003, between John B. Happ and Hawaiian Airlines, Inc. +

21.1	List of Subsidiaries of Hawaiian Holdings, Inc. (filed as Exhibit 21.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003)*

23.1	Consent of Ernst & Young LLP (relating to financial statements of Hawaiian Holdings, Inc.) (filed as Exhibit 23.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003).*

24.1	Power of Attorney (filed as Exhibit 24.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on April 15, 2003).*

*              Hereby incorporated by reference.

+              Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

	By	/s/ Christine R. Deister
May 15, 2003		Christine R. Deister
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 15, 2003.

SIGNATURE	TITLE

*	Chairman of the
John W. Adams	Board of Directors and Chief Executive Officer
(Principal Executive Officer)

*	Executive Vice President ,
Christine R. Deister	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

*	Director
Gregory S. Anderson

*	Director
Robert G. Coo

*	Director
Joseph P. Hoar

*	Director
Reno F. Morella

*	Director
Samson Poomaihealani

*	Director
Edward Z. Safady

*	Director
Sharon L. Soper

*	Director
Thomas J. Trzanowski

*	Director
William M. Weisfield

By:	/s/ Christine R. Deister
Attorney-in-Fact

*                      Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit hereto and incorporated herein by reference thereto.

CERTIFICATION

I, John W. Adams, as Chief Executive Officer, certify that:

1.               I have reviewed this annual report on Form 10-K/A of Hawaiian Holdings, Inc.;

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

Date: May 15, 2003	/s/ John W. Adams
John W. Adams
Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Christine R. Deister, as Chief Financial Officer, certify that:

1.               I have reviewed this annual report on Form 10-K/A of Hawaiian Holdings, Inc.;

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

Date: May 15, 2003	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President, Chief Financial Officer and Treasurer