Form 10-Q
period 2003-03-31
HAWAIIAN HOLDINGS  INC
filed 2003-05-20
CIK 1172222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8836

HAWAIIAN HOLDINGS, INC.
(Parent Company of Debtor and Debtor-in-Possession) (Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0879698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3375 Koapaka Street, Suite G-350 Honolulu, Hawaii	96819
(Address of Principal Executive Offices)	(Zip Code)

(808) 835-3700
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☐  Yes    ☒  No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒  Yes    ☐  No

As of May 14, 2003, 28,456,165 shares of the Registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-Possession)
Form 10-Q
Quarterly Period ended March 31, 2003

Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements – Hawaiian Holdings, Inc.

On March 21, 2003, Hawaiian Airlines, Inc., the sole operating subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case No. 03-00817).  Hawaiian Holdings did not file for relief under Chapter 11 of the Bankruptcy Code.  Please see Note 2 to the consolidated financial statements.

Consolidated statements of operations for the three months ended March 31, 2003 and 2002 (unaudited)

Condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 (unaudited)

Consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s discussion and analysis of financial condition and results of operations

Item 3.	Quantitative and qualitative disclosures about market risk

Item 4.	Controls and procedures

Part II.	Other Information

Item 1.	Legal proceedings

Item 2.	Changes in securities and use of proceeds

Item 3.	Defaults upon senior securities

Item 4.	Submission of matters to a vote of security holders

Item 5.	Other information

Item 6.	Exhibits and reports on Form 8-K

Signatures

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession)
Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2003	2002

Operating Revenue:
Passenger	$133,687	$115,372
Charter	11,832	13,548
Cargo	5,619	4,778
Other	5,926	4,441
Total	157,064	138,139

Operating Expenses:
Wages and benefits	55,217	52,042
Aircraft fuel, including taxes and oil	25,716	20,902
Maintenance materials and repairs	15,573	21,098
Aircraft rentals	29,502	17,639
Other rentals and landing fees	6,146	4,361
Sales commissions	1,096	4,711
Depreciation and amortization	1,813	1,966
Other	35,560	34,048
Total	170,623	156,767

Operating Loss	(13,559)	(18,628)

Non-operating Income (Expense):
Reorganization items, net	(1,773)	—
Interest income (expense), net	54	(53)
Gain (loss) on disposition of equipment	(1)	148
Other, net	(185)	(47)
Total	(1,905)	48

Net Loss	$(15,464)	$(18,580)

Net Loss Per Common Stock Share:
Basic	$(0.55)	$(0.54)
Diluted	$(0.55)	$(0.54)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	28,370	34,311
Diluted	28,370	34,311

See accompanying notes to consolidated financial statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession)
Condensed Consolidated Balance Sheets (in thousands)

	March 31, 2003 (Unaudited)	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$30,600	$71,908
Restricted cash	36,913	23,202
Accounts receivable, net	31,697	28,093
Spare parts and supplies	5,140	4,408
Prepaid expenses and other	15,256	13,273
Total current assets	119,606	140,884

Property and equipment, less accumulated depreciation and amortization of $29,877 and $28,068 in 2003 and 2002, respectively	46,447	45,685
Long-term prepayments and other	41,884	41,277
Reorganization value in excess of amounts allocable to identifiable assets, net	28,320	28,320

Total Assets	$236,257	$256,166

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$24,322	$79,682
Air traffic liability	113,110	109,974
Other accrued liabilties	42,415	61,780
Current portion of long-term debt	—	2,153
Current portion of capital lease obligations	—	1,096
Total current liabilities	179,847	254,685

Noncurrent Liabilities:
Long-term debt	—	883
Capital lease obligations	—	2,358
Accumulated pensions and other postretirement benefit obligations	113,816	112,208
Other liabilities and deferred credits	26,198	28,642
Total noncurrent liabilities	140,014	144,091

Total liabilities not subject to compromise	319,861	398,776

Total liabilities subject to compromise	76,045	—

Shareholders’ Deficit:
Common and Special Preferred Stock	285	284
Capital in excess of par value	60,077	59,935
Notes receivable from Common Stock sales	(1,560)	(1,560)
Accumulated deficit	(122,559)	(107,095)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(96,063)	(96,063)
Unrealized gain on hedge instruments	171	1,889

Shareholders’ deficit	(159,649)	(142,610)

Total Liabilities and Shareholders’ Deficit	$236,257	$256,166

See accompanying notes to consolidated financial statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-possession)
Consolidated Statements of Cash Flows (in thousands) (Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash Flows From Operating Activities:
Net loss	$(15,464)	$(18,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,669	1,836
Amortization	144	130
Net periodic postretirement benefit cost	642	597
Loss (gain) on disposition of equipment	1	(148)
Decrease (increase) in restricted cash	(13,711)	4,936
Decrease (increase) in accounts receivable	(3,604)	2,607
Increase in inventories	(732)	(334)
Decrease (increase) in prepaid expenses	(3,701)	4,495
Decrease in accounts payable	(7,851)	(12,084)
Increase in air traffic liability	3,136	12,651
Increase (decrease) in accrued liabilities	518	(8,031)
Other, net	2,737	5,015

Net cash used in operating activities	(36,216)	(6,910)

Reorganization Items, Net	(1,773)	—

Cash Flows From Investing Activities:
Additions to property and equipment	(2,577)	(1,164)
Progress payments on flight equipment	—	(716)
Net proceeds from disposition of equipment	1	148

Net cash used in investing activities	(2,576)	(1,732)

Cash Flows From Financing Activities:
Long-term borrowings	—	92
Repayment of long-term debt	(481)	(345)
Repayment of capital lease obligations	(262)	(363)

Net cash used in financing activities	(743)	(616)

Net decrease in cash and cash equivalents	(41,308)	(9,258)

Cash and cash equivalents - Beginning of Period	71,908	102,860

Cash and cash equivalents - End of Period	$30,600	$93,602

See accompanying notes to consolidated financial statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor and Debtor-in-Possession)
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                                      Business and Basis of Presentation

Hawaiian Holdings, Inc. (the “Company”) is a holding company and conducts its operations through its wholly-owned subsidiary Hawaiian Airlines, Inc. (“Hawaiian”). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenue, is the largest airline headquartered in Hawaii. The Company was incorporated in the State of Delaware and became the parent of Hawaiian on August 29, 2002 pursuant to a corporate restructuring. References herein to the “Company” refer to Hawaiian Holdings, Inc. and its subsidiaries, with respect to the periods following the corporate restructuring, and to Hawaiian Airlines, Inc., with respect to periods prior to the corporate restructuring. As a result of the corporate restructuring, the Company’s primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.

The Company is engaged primarily in the scheduled transportation of passengers, cargo and mail. The Company provides passenger and cargo service from Hawaii, principally Honolulu, to nine Western United States (“U.S.”) cities (“transpacific”). The Company also provides daily service among the six major islands of the State of Hawaii (“interisland”) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (“south pacific”). Charter service is provided from Honolulu to Las Vegas and Anchorage, Alaska (“overseas charter”).  Effective January 31, 2003, the Company discontinued its charter flight between Honolulu and Las Vegas but will continue to operate a daily scheduled flight from Honolulu to Las Vegas.

The accompanying unaudited consolidated financial statements and notes thereto have been prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), and on a going-concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported separately in the financial statements. The condensed consolidated balance sheets distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation have been included. However, due to seasonal fluctuations common to the airline business, results of operations for the periods presented are not necessarily indicative of results of operations for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.                                      Proceedings under Chapter 11 of the Bankruptcy Code

On March 21, 2003 (the “Petition Date”), Hawaiian filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”).  The Company did not file a voluntary petition for relief under Chapter 11 (“Chapter 11 filing”). Hawaiian is currently operating its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  The following discussion should be read in conjunction with Note 2 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Hawaiian’s right to retain and operate certain leased aircraft, engines and other equipment is governed by Section 1110 (“Section 1110”) of the Bankruptcy Code.  Section 1110 provides that unless Hawaiian, within 60 days after the Petition Date, or May 20, 2003 (the “Section 1110 Deadline”), elects to comply with Section 1110(a) of the Bankruptcy Code by agreeing to perform all of its obligations under the lease and cure all defaults thereunder, including to make all payments due prior to the Petition Date, all payments due since the Petition Date up to the date of such agreement and all payments as they become due, within the time specified in Section 1110, the right of the lessor to take possession of the equipment in compliance with the provisions of the lease and to enforce any of its other rights or remedies under the lease is not limited by the Bankruptcy Code.  Hawaiian may extend the Section 1110 Deadline by agreement with the lessors and Bankruptcy Court approval, elect to comply with Section 1110(a) of the Bankruptcy Code by agreeing to perform all of its obligations under the lease and cure all defaults thereunder, or assume or reject the lease and make a payment to the lessor to cure all defaults with Bankruptcy Court approval.  On April 28, 2003, the Bankruptcy Court approved stipulations with BCC Equipment Leasing Corporation (“BCC”) and Wells Fargo Bank Northwest, N.A., extending the Section 1110 Deadline to June 27, 2003 with respect to all of its Boeing 717-200 (“B717”) aircraft and three of its 14 Boeing 767-300ER (“B767”) aircraft, and approved a stipulation with International Lease Finance Corp. (“ILFC”) extending the Section 1110 Deadline to June 21, 2003 with respect to four of its 14 B767 aircraft.  On May 16, 2003, the Bankruptcy Court approved Hawaiian’s assumption of restructured leases with Ansett Worldwide Aviation Services, Inc. (“Ansett”) on seven of the Company’s 14 B767 aircraft.  In connection with Hawaiian's assumption of the restructured leases with Ansett, Hawaiian also made a payment to Ansett which cured all defaults on those leases.  Hawaiian has also reached agreements on the terms of a restructuring of its aircraft leases with ILFC, subject to definitive documentation and Bankruptcy Court approval.  Also, on May 16, 2003, the Bankruptcy Court entered an order authorizing Hawaiian to cure all defaults with respect to certain spare aircraft engines, spare parts and equipment in accordance with Section 1110(a) of the Bankruptcy Code and such cure payments were made by Hawaiian on May 19, 2003.  Hawaiian continues to negotiate with its lessors other than Ansett with regard to various matters.  In the event that these negotiations are unsuccessful and Hawaiian is unable to reach agreements with these aircraft lessors, the lessors would be able to exercise remedies to terminate the leases and to take possession of the Company’s aircraft pursuant to the provisions of Section 1110.  If these remedies were exercised, the Company’s financial position, results of operations and liquidity would be materially adversely affected, absent alternative fleet arrangements.

On March 31, 2003, BCC filed a motion seeking the appointment of a Chapter 11 trustee (the “Trustee Motion”).  On April 24, 2003, Hawaiian filed a memorandum of law in opposition to the Trustee Motion.  The Official Committee of Unsecured Creditors (the “Creditors Committee”) filed a response in support of the Trustee Motion.  The Trustee Motion was heard by the Bankruptcy Court on May 8 and 9, 2003.  On May 14, 2003, Hawaiian filed a motion seeking the appointment of an examiner and the termination of the exclusive periods during which only Hawaiian may file, and solicit acceptances of, a plan of reorganization (the “Examiner Motion”).  If the Bankruptcy Court had granted the Examiner Motion, the following additional actions would have occurred: (i) John W. Adams would have resigned from his position as chief executive officer of Hawaiian, and Mark B. Dunkerley, the president and chief operating officer of Hawaiian, would have been appointed the chief executive officer and president of Hawaiian; (ii) Mr. Adams, Robert G. Coo, Todd G. Cole, Edward Z. Safady and Thomas J. Trzanowski would have resigned from their positions as directors on the board of directors of Hawaiian and, in the case of Messrs. Adams and Cole, as chairman and vice chairman of the board of Hawaiian, respectively, and the remaining members of the Hawaiian board would have elected to the Hawaiian board two independent members of the Hawaii business community nominated by the Office of the United States Trustee in Honolulu, Hawaii; and (iii) the Company would have repaid to Hawaiian $500,000 that the Company received from Hawaiian to meet its ongoing obligations as a public company. Mr. Cole tendered his resignation from the board of directors of the Company and Hawaiian, which became effective on May 15, 2003.  On May 16, 2003, the Bankruptcy Court issued an order denying the Examiner Motion and also issued an order granting the Trustee Motion.  The Office of the United States Trustee will appoint, in consultation with Hawaiian, the Creditors’ Committee, BCC and other parties-in-interest, a Chapter 11 trustee for Hawaiian, which appointment will then be subject to Bankruptcy Court approval. A Chapter 11 trustee has not been appointed yet, but is expected to be appointed over the next several weeks.  Once appointed, the Chapter 11 trustee will be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors, and will have the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.  Additionally, Hawaiian’s exclusive periods to file and solicit acceptances of a plan of reorganization will terminate upon the appointment of the Chapter 11 trustee. Until such time as the Chapter 11 trustee is appointed, the Company cannot determine what impact the appointment will have on the Company, including its governance, management, liquidity, operations, financial condition or ability to control and manage its interest in Hawaiian.

The Chapter 11 filing of Hawaiian, and the factors that resulted in it, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include adjustments that might result should the Company be unable to continue as a going concern.  As a result of the Chapter 11 filing, the Company’s ability to realize assets and liquidate liabilities is subject to uncertainty.  While operating under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Hawaiian may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Furthermore, a plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of the assets or the amounts of liabilities that might be necessary as a consequence of the confirmation of a plan of reorganization.

3.                                      New Accounting Pronouncements

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Disposal or Exit Activities”, which requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new standard changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses.

The Company also adopted Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”).   Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The new interpretation applies to guarantees issued or modified after December 31, 2002, and has had no impact on the Company’s consolidated results of operations or consolidated balance sheet.  The disclosures required by Interpretation 45 are provided in Note 12.

4.                                      Reclassifications

In 2003, the Company began recognizing revenues related to the transportation component of the sale of frequent flyer mileage credits as passenger revenue.  These amounts were previously recognized as other revenue.  Certain amounts in the consolidated statements of operations for 2002 have been reclassified to conform with the 2003 presentation.

5.                                      Restricted Cash

As of March 31, 2003 and December 31, 2002, the Company had restricted cash of $36.9 million and $23.2 million, respectively. The restricted cash largely represents escrow deposits required by Hawaiian’s credit card processors and the airline travel agency clearinghouse and security for workers compensation obligations.

6.                                      Liabilities Subject to Compromise

Under the Bankruptcy Code, pre-petition obligations of Hawaiian generally may not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court.  Hawaiian has received approval from the Court to (a) pay pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the HawaiianMiles program and ticketing policies; (d) honor obligations arising prior to the Petition Date related to the Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; and (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above have been classified as Liabilities Subject to Compromise in the unaudited condensed consolidated balance sheets. The following table summarizes the components of Liabilities Subject to Compromise as of March 31, 2003 (in millions). Adjustments to these liabilities may result from negotiations, payments authorized by Bankruptcy Court order, additional rejection of executory contracts, including leases, or other events.

Debt	$2,554
Capital Leases	3,192
Accounts Payable	47,631
Accrued Liabilities	22,668

Total Liabilities Subject to Compromise	$76,045

On May 5, 2003, Hawaiian filed schedules with the Bankruptcy Court setting forth the assets and liabilities of Hawaiian as of the Petition Date.  The Bankruptcy Court has not yet set a date by which proofs of claim must be filed.  Amounts that the Company has recorded may be different from the amounts filed by its creditors.  Differences between amounts recorded by Hawaiian and claims filed by creditors will be investigated and resolved as part of the Chapter 11 case. The number and amount of allowable claims cannot be presently ascertained. The claims reconciliation process may result in adjustments to allowable claims.

7.                                      Reorganization Items, Net

Reorganization items, net represents amounts incurred as a direct result of Hawaiian’s Chapter 11 filing and are presented separately in the Company’s consolidated statement of operations.  Reorganization items, net for the three months ended March 31, 2003 consists primarily of professional fees incurred in connection with the Chapter 11 filing.

8.                                      Income Taxes

No income tax provision or benefit was recorded for the three months ended March 31, 2003 and 2002, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets. Utilization of the Company’s deferred tax assets is predicated on the Company generating taxable income in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. As of March 31, 2003, the Company has recognized a full valuation allowance on its net deferred tax assets.

9.                                      Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2003 and 2002, was $17.2 million and $15.0 million, respectively.

10.                               Related Party Transactions

Included in other operating expenses for the three months ended March 31, 2003 and 2002 is $0.2 million and $2.0 million, respectively, related to a services agreement with Smith Management LLC (“Smith Management”), whereby the Company paid $2.0 million to Smith Management for specified corporate financial and tax services provided to the Company through March 31, 2002, and $75,000 per month for such services thereafter.  John W. Adams, the chairman of the board of directors and chief executive officer of the Company and the managing member of AIP LLC, the Company’s major shareholder, is also the president of Smith Management.   Subsequent to Hawaiian’s Chapter 11 filing, payments to Smith Management under this agreement were suspended and the Company does not anticipate making payments related to this agreement in the future.

11.                               Stock Option Plans

The Company accounts for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Accordingly, no compensation expense has been recognized for the Company’s stock option plans because the exercise prices of employee stock options have equaled or exceeded the market prices of the underlying stock on the dates of grant. Had the Company applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(15,464)	$(18,580)
Less: Total stock based employee compensation expense determined under the fair value method for all awards	(136)	(143)
Pro forma	$(15,600)	$(18,723)

Basic and diluted earnings per share
As reported	$(0.55)	$(0.54)
Pro forma	$(0.55)	$(0.55)

12.                               Commitments and Contingencies

On April 24, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to reject the leases for two new B767 aircraft scheduled to be delivered in April and May 2003.  As a result, the Company currently has no outstanding commitments for the acquisition of new or used aircraft.

From time to time, the Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Included in accrued liabilities and liabilities subject to compromise as of March 31, 2003 and accrued liabilities as of December 31, 2002 is $19.9 million and $18.7 million, respectively, for certain non-passenger related excise taxes, and related interest, resulting from tax positions taken during the three months ended March 31, 2003 and the years ended December 31, 2002 and 2001.  No amounts for potential penalties have been accrued, as management believes they are neither probable of being asserted and assessed nor estimable. The related tax returns and tax filings are subject to audit by the Internal Revenue Service and other taxing authorities. Results of audit assessments by the taxing authorities could result in penalties, which could have a material effect on the Company’s financial position, results of operations and liquidity.

The Company is the lessee under many real estate leases.  It is common in such commercial lease transactions for the Company as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the Company’s use or occupancy of the leased premises.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.  Additionally, the Company typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. The Company cannot estimate the potential amount of future payments under the foregoing indemnities and agreements.

13.                               Subsequent Event

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (the “Wartime Act”), a supplemental appropriations bill that includes reimbursement to U.S. air carriers for their proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Among other provisions, the Wartime Act provides (a) $2.3 billion for reimbursement of airline security fees, both the passenger and the air carrier security fees, which have been paid or collected by the carriers as of the date of enactment, to be reimbursed to the carriers not later than May 16, 2003; (b) that passenger security fees will not be imposed during the period beginning June 1, 2003 and ending September 30, 2003; (c) $100 million to compensate carriers for the direct costs associated with installing strengthened flight deck doors and locks; and (d) the aviation war risk insurance provided by the government is extended for one year to August 2004.

On May 15, 2003, the Company received $17.5 million for reimbursement of airline security fees under the Wartime Act.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

                                 OPERATIONS.

Hawaiian Holdings, Inc. (“Hawaiian Holdings”), incorporated in April 2002 under the laws of the State of Delaware, is a holding company.  Its operating subsidiary, Hawaiian Airlines, Inc. (“Hawaiian”), was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2002, is the largest airline headquartered in Hawaii and 12th largest United States airline. Hawaiian Holdings became the parent of Hawaiian on August 29, 2002, pursuant to a corporate restructuring.  As a result of the corporate restructuring, Hawaiian Holdings’ primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.  As used in this quarterly report on Form 10-Q, the terms “Company”, “we”, “our”, and “us” refer to Hawaiian Holdings, Inc. and its subsidiaries, with respect to the periods following the corporate restructuring, and to Hawaiian Airlines, Inc., with respect to periods prior to the corporate restructuring, unless the context indicates otherwise.

As discussed in more detail below under “Chapter 11 Reorganization”, on the Petition Date, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Hawaiian Holdings did not file for relief under Chapter 11 of the Bankruptcy Code.  Hawaiian expects to continue to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  On May 16, 2003, the Bankruptcy Court ordered the appointment of a Chapter 11 trustee.  Once appointed, the Chapter 11 trustee will be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors, and will have the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.  Additionally, Hawaiian’s exclusive periods to file and solicit acceptances of a plan of reorganization will terminate upon the appointment of the Chapter 11 trustee.  Until such time as the Chapter 11 trustee is appointed, we cannot determine what impact the appointment will have on Hawaiian Holdings, including our governance, management, liquidity, operations, financial condition or ability to control and manage our interest in Hawaiian.

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

Forward Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environments which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; the ability of Hawaiian to obtain court approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the ability of Hawaiian to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 case; risks associated with third parties seeking to propose and confirm one or more plans of reorganization with respect to the Chapter 11 case; risks associated with the appointment of a Chapter 11 trustee and, once appointed, the ability of the Chapter 11 trustee to successfully manage the day-to-day operations of Hawaiian; risks associated with the Chapter 11 trustee or third parties seeking to convert the case to a Chapter 7 case; the ability of Hawaiian to obtain and maintain normal terms with vendors and service providers; the ability of Hawaiian to maintain contracts that are critical to its operations; the potential adverse impact of the Chapter 11 case on our liquidity or results of operations; the ability of Hawaiian to fund and execute its business plan; our ability to attract, motivate and/or retain key executives and associates; the ability of Hawaiian to attract and retain customers; demand for transportation in the markets in which Hawaiian operates; economic conditions; the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; labor costs; financing costs; the cost and availability of aircraft insurance; aviation fuel costs; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation; consumer perceptions of the products of Hawaiian; and other risks and uncertainties set forth from time to time in our reports to the SEC.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

State of the Airline Industry

The current U.S. airline industry environment is the worst in history.  Although we were profitable in 2001, since early 2001 the U.S. airline industry has suffered a significant decline in revenue compared to the level that would have been expected based on historical growth trends. This shortfall has been caused by a number of factors. The terrorist attacks of September 11, 2001 dramatically worsened the difficult financial environment and presented new and greater challenges for the airline industry.  Those effects continue, although we were able to mitigate those effects somewhat through increased traffic as compared to the months immediately after the September 11, 2001 terrorist attacks, the Air Transportation Safety and System Stabilization Act of 2001 and our cost-cutting measures.  Since the terrorist attacks, several airlines in addition to Hawaiian have filed for bankruptcy, including United Air Lines, US Airways and Air Canada.  Concerns about further terrorist attacks, which are unlikely to abate any time soon, have had a negative impact on air travel demand.  The threat of war with Iraq and subsequent initiation of war on March 19, 2003 resulted in a decline in revenue and significant increases in fuel costs for the first quarter of 2003.  Although fuel prices declined immediately after the war, the fuel market continues to be highly volatile. Security procedures introduced at airports since the attacks have increased, both in reality and in perception, the inconvenience of flying and thus further reduced demand for air travel. Additionally, the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in certain Asian countries and the Toronto, Canada area has reduced demand even further during 2003. The revenue environment continues to be weak in light of the factors discussed above, changing pricing models, excess capacity in the market, reduced travel spending and other issues.  Current trends make it likely that the airline industry will continue to post significant losses, at least through 2003.

In addition to the impact on industry revenue, the events of September 11, 2001 caused a significant rise in certain operating costs, particularly for security and aviation and property insurance. After September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage).  At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.  It is estimated that total aviation and property insurance expense for the industry nearly tripled in 2002. We, along with other U.S. airlines, purchased from the U.S. government, through the DOT, third-party war risk insurance coverage above $100 million, up to a cap of $3 billion of liability per occurrence, per aircraft.  Some of these effects will be offset by the recently enacted Wartime Act, a supplemental appropriations bill that includes reimbursement to U.S. air carriers for their proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Among other provisions, the Wartime Act provides (a) $2.3 billion for reimbursement of airline security fees, both the passenger and the air carrier security fees, which have been paid or collected by the carriers as of date of enactment, to be reimbursed to the carriers no later than May 16, 2003; (b) that passenger security fees will not be imposed during the period beginning June 1, 2003 and ending September 30, 2003; (c) $100 million to compensate carriers for the direct costs associated with installing strengthened flight deck doors and locks; and (d) that the aviation war risk insurance provided by the government is extended for one year to August 2004.

While the factors noted above are believed to be lasting, if not permanent, and could in fact worsen over time, some of the current airline industry revenue shortfall is believed to be cyclical in nature.  U.S. airline revenues have historically been and continue to be influenced by the strength of the U.S. economy. Furthermore, airline business revenues are greatly influenced by the growth in corporate profitability.  The current sluggishness of both the economy and corporate profitability is adversely affecting airline revenue.

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

Over the past several months, we were successful in our efforts to implement significant portions of the financial restructuring plan.  As part of our financial restructuring plan, we began negotiations with our labor unions seeking an aggregate of $15 million of annual concessions, primarily through work rule changes.  On February 20, 2003, our employees represented by the International Association of Machinists and Aerospace Workers (AFL-CIO) (“IAM”) agreed to $3.8 million in annual concessions.  On March 6, 2003, our pilots represented by Air Line Pilots Association, International (“ALPA”) reached an agreement with us with respect to approximately $8 million in annual concessions.  Similarly, on March 11, 2003, our flight attendants represented by the Association of Flight Attendants (“AFA”) ratified an agreement to grant concessions that are expected to save us $3.5 million per year.  In exchange for these concessions, we have committed to not seek to reject the existing collective bargaining agreements with these labor unions in Hawaiian’s Chapter 11 proceeding, subject to specified conditions.  A portion of these annual savings will be realized in 2003 and we expect the full-year savings to be realized in 2004. We are also continuing to evaluate additional means of improving utilization of our aircraft and rationalizing our schedule of operations as well as analyzing measures to further improve employee productivity in order to achieve lower operating costs.

However, despite extensive negotiations, we were not able to negotiate sufficient cost-savings from our aircraft lessors to enable us to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code.  Under the terms of our B717 aircraft leases with Wells Fargo, which require cash rental payments in excess of the amounts recognized as rent expense in our financial statements for approximately the first half of the lease terms, we were required to make cash payments in excess of $10 million in January 2003.  Wells Fargo acts as the trustee for the benefit of BCC.  Wells Fargo extended the due date for these payments and other subsequent payments that came due from and after January 2003 under the B717 aircraft leases.  From and after January 2003, we made a number of payments to Wells Fargo on account of the B717 aircraft leases.  As of March 21, 2003, however, we owed Wells Fargo in excess of $10 million, although we were current on our payments under our B767 aircraft lease agreements with each of our lessors.  We were unsuccessful in negotiating satisfactory terms with Wells Fargo to extend the waiver and deferral of certain rental payments associated with our B717 fleet past March 21, 2003.  Based on this reason, together with the prospect of continued liquidity concerns, we determined that it was necessary and appropriate to file for relief under Chapter 11 as a means of completing the financial restructuring process and putting us in a position to return to profitability.

Chapter 11 Reorganization

On the Petition Date, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.  Hawaiian Holdings did not file for relief under Chapter 11.  Hawaiian expects to continue to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

At a hearing held on the Petition Date, the Bankruptcy Court granted Hawaiian’s first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things:

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

As an alternative to electing to comply with Section 1110(a) of the Bankruptcy Code, Hawaiian may extend the Section 1110 Deadline by agreement with the lessors and Bankruptcy Court approval or may assume or reject the leases and make a payment to the lessors to cure all defaults with Bankruptcy Court approval.  On April 28, 2003, the Bankruptcy Court approved stipulations with BCC and Wells Fargo extending the Section 1110 Deadline to June 27, 2003 with respect to all of our B717 aircraft and three of our 14 B767 aircraft, and approved a stipulation with ILFC extending the Section 1110 Deadline to June 21, 2003 with respect to four of our 14 B767 aircraft.  On May 16, 2003, the Bankruptcy Court approved Hawaiian’s assumption of restructured leases with Ansett on seven of our 14 B767 aircraft.  In connection with Hawaiian's assumption of the restructured leases with Ansett, Hawaiian also made a payment to Ansett which cured all defaults on those leases.   Hawaiian has also reached an agreement on the terms of a restructuring of its aircraft leases with ILFC subject to definitive documentation and Bankruptcy Court approval.  Also, on May 16, 2003, the Bankruptcy Court entered an order authorizing Hawaiian to cure all defaults with respect to certain spare aircraft engines, spare parts and equipment in accordance with Section 1110(a) of the Bankruptcy Code and such cure payments were made by Hawaiian on May 19, 2003.  Hawaiian continues to negotiate with its lessors other than Ansett with regard to various matters.  In the event that these negotiations are unsuccessful and Hawaiian is unable to reach agreement with these aircraft lessors over the disposition or use of such aircraft or an extension of the Section 1110 Deadline, the lessors would be able to exercise remedies under relevant aircraft documents to terminate the leases and to take possession of such aircraft.  If these remedies were exercised, our financial position, results of operations and liquidity would be materially and adversely affected, absent alternative arrangements. We cannot guarantee that we will be able to obtain alternative arrangements by the Section 1110 Deadline or any extension thereof.  Furthermore, even if we were to obtain alternative fleet arrangements, we cannot guarantee that we will be able to obtain them on terms favorable to us and we may incur substantial additional costs to implement these alternative arrangements.

Hawaiian has the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if it does so, 60 additional days to solicit necessary acceptances of its plan.  These periods, however, will terminate upon the appointment of the Chapter 11 trustee.  Once Hawaiian’s exclusivity period lapses, any party in interest may file a plan of reorganization for Hawaiian.  In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.  A plan has been accepted by holders of claims against and equity interests in Hawaiian if (i) at least one half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (ii) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.  Under certain circumstances set forth in the provisions of Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if the plan has not been accepted by all impaired classes of claims and equity interests.  A class of claims or equity interests that does not receive or retain any property under the plan on account of these claims or interests is deemed to have voted to reject the plan.  The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class – i.e., secured claims or unsecured claims, preferred or common stock.

Under Section 365 of the Bankruptcy Code, Hawaiian may assume, assume and assign, or reject executory contracts and unexpired leases, including leases of real property, aircraft and aircraft engines, subject to the approval of the Bankruptcy Court and certain other conditions.  Rejection constitutes a court-authorized breach of the lease or contract but creates a deemed pre-petition claim for damages caused by this breach or rejection.  Parties whose contracts or leases are rejected may file claims against Hawaiian for damages. Generally, the assumption of an executory contract or unexpired lease requires Hawaiian to cure all prior defaults under the executory contract or unexpired lease, including all pre-petition monetary defaults and all post-petition arrearages and to provide adequate assurance of future performance.  In this regard, Hawaiian expects that liabilities subject to compromise and resolution in the Chapter 11 case will arise in the future as a result of damage claims created by Hawaiian’s rejection of various executory contracts and unexpired leases.  Moreover, Section 554 of the Bankruptcy Code provides a mechanism by which Hawaiian may abandon property that is no longer beneficial to the estate and its retention serves no purpose in effecting the goals of the Bankruptcy Code.  Abandonment constitutes a court-authorized divestiture of all of Hawaiian’s interests in the property and gives rise to potential claims against Hawaiian. To date, Hawaiian has not sought to abandon any such property.

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

On May 5, 2003, Hawaiian filed with the Bankruptcy Court its schedules and statements of financial affairs, setting forth, among other things, the assets and liabilities of Hawaiian as of the Petition Date.  The Bankruptcy Court has not yet set a date by which proofs of claim must be filed in the Chapter 11 case.  Amounts that the Company has recorded may be different from the amounts filed by its creditors.  Differences between amounts recorded by Hawaiian and claims filed by creditors will be investigated and resolved as part of the Chapter 11 case.  Accordingly, the number and amount of allowed claims is not presently known.

On March 31, 2003, BCC filed the Trustee Motion.  On April 24, 2003, Hawaiian filed a memorandum of law in opposition to the Trustee Motion.  The Creditors Committee filed a response in support of the Trustee Motion.  The Trustee Motion was heard by the Bankruptcy Court on May 8 and 9, 2003.  On May 14, 2003, Hawaiian filed the Examiner Motion.  If the Bankruptcy Court had granted the Examiner Motion, the following additional actions would have occurred: (i) John W. Adams would have resigned from his position as chief executive officer of Hawaiian, and Mark B. Dunkerley, the president and chief operating officer of Hawaiian, would have been appointed the chief executive officer and president of Hawaiian; (ii) Mr. Adams, Robert G. Coo, Todd G. Cole, Edward Z. Safady and Thomas J. Trzanowski would have resigned from their positions as directors on the board of directors of Hawaiian and, in the case of Messrs. Adams and Cole, as chairman and vice chairman of the board of Hawaiian, respectively, and the remaining members of the Hawaiian board would have elected to the Hawaiian board two independent members of the Hawaii business community nominated by the Office of the United States Trustee in Honolulu, Hawaii; and (iii) we would have repaid to Hawaiian $500,000 that we received from Hawaiian to meet our ongoing obligations as a public company. Mr. Cole tendered his resignation from the board of directors of Hawaiian Holdings and Hawaiian, which became effective on May 15, 2003.  On May 16, 2003, the Bankruptcy Court issued an order denying the Examiner Motion and also issued an order granting the Trustee Motion.  The Office of the United States Trustee will appoint, in consultation with Hawaiian, the Creditors’ Committee, BCC and other parties-in-interest, a Chapter 11 trustee for Hawaiian, which appointment will then be subject to Bankruptcy Court approval. A Chapter 11 trustee has not been appointed yet, but is expected to be appointed over the next several weeks.  Once appointed, the Chapter 11 trustee will be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors, and will have the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.  Additionally, Hawaiian’s exclusive periods to file and solicit acceptances of a plan of reorganization will terminate upon the appointment of the Chapter 11 trustee. Until such time as the Chapter 11 trustee is appointed, we cannot determine what impact the appointment will have on Hawaiian Holdings, including our governance, management, liquidity, operations, financial condition or ability to control and manage our interest in Hawaiian.

The potential adverse publicity associated with the Chapter 11 filing, including the appointment of a Chapter 11 trustee to operate Hawaiian’s business, and the resulting uncertainty regarding Hawaiian’s future prospects may (i) hinder Hawaiian’s ongoing business activities and its ability to operate, fund and execute its business plan by impairing relations with existing and potential customers, (ii) negatively impact the ability of Hawaiian to attract and retain key employees, (iii) limit Hawaiian’s ability to obtain trade credit, and (iv) impair present and future relationships with vendors and service providers.  The ability of Hawaiian, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, the ability of Hawaiian (i) to successfully achieve required cost savings to complete its financial restructuring, (ii) to maintain adequate cash on hand, (iii) to generate cash from operations, (iv) to confirm a plan of reorganization under the Bankruptcy Code and (v) to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about Hawaiian’s ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include adjustments that might result should Hawaiian be unable to continue as a going concern.

As a result of the Chapter 11 filing, Hawaiian’s ability to realize assets and liquidate liabilities is subject to uncertainty.  While operating under the protection of Chapter 11 of the Bankruptcy Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Hawaiian may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of the assets or the amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

Operating Statistics

Hawaiian Holdings, Inc.

(Parent Company of Debtor and Debtor-in-possession)

Statistical Data (in thousands, except as otherwise indicated) (Unaudited)

	Three Months Ended March 31,
	2003		2002

Scheduled Operations:
Revenue passengers flown	1,351		1,321
Revenue passenger miles (“RPM”)	1,144,525		985,877
Available seat miles (“ASM”)	1,622,707		1,257,214
Passenger load factor	70.5%		78.4%
Passenger revenue per passenger mile (“Yield”)	11.7	¢	11.7	¢

Overseas Charter Operations:
Revenue passengers flown	50		87
RPM	135,947		240,828
ASM	163,542		254,136

Total Operations:
Revenue passengers flown	1,401		1,408
RPM	1,280,472		1,226,705
ASM	1,786,249		1,511,350
Revenue per ASM	8.79	¢	9.14	¢
Cost per ASM	9.55	¢	10.37	¢

Results of Operations

For the three months ended March 31, 2003, we reported an operating loss of $13.6 million and a net loss of $15.5 million. For the three months ended March 31, 2002, we reported an operating and net loss of $18.6 million.  The following table presents a breakdown of the components of operating revenue and expenses for the three months ended March 31, 2003 and 2002, as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

	Percentage of Total Operating Revenue		Percentage Change*
	Quarter Ended March 31,		2003 vs. 2002
	2003	2002
Operating Revenues:
Passenger	85.1	83.5	15.9
Charter	7.5	9.8	(12.7)
Cargo	3.6	3.5	17.6
Other	3.8	3.2	33.4
Total Operating Revenues	100.0%	100.0%	13.7%

Operating Expenses:
Wages and benefits	35.2	37.7	6.1
Aircraft fuel, including taxes and oil	16.4	15.1	23.0
Maintenance materials and repairs	9.9	15.3	(26.2)
Aircraft rentals	18.8	12.8	67.3
Other rentals and landing fees	3.9	3.2	40.9
Sales commissions	0.7	3.4	(76.7)
Depreciation and amortization	1.2	1.4	(7.8)
Other	22.6	24.6	4.4
Total Operating Expenses	108.6%	113.5%	8.8%

*      Represents the percentage increase (decrease) in the dollar amounts of operating revenue and expenses.  See Consolidated Statements of Operations on page 2.

Operating Revenue.  Operating revenue totaled $157.1 million for the three months ended March 31, 2003, compared to $138.1 million for the three months ended March 31, 2002, an increase of $18.9 million, or 13.7%, primarily due to an increase in transpacific  passenger revenue resulting from the increase of 39.4% in transpacific capacity as measured by ASMs.  Significant quarter-to-quarter variances were as follows:

•                  Scheduled passenger revenue totaled $133.7 million for the three months ended March 31, 2003, an increase of $18.3 million, or 15.9%, compared to the three months ended March 31, 2002. First quarter year-to-year changes in revenue, passengers and resulting yields from our scheduled operations were as follows:

Scheduled Operations	Net Change in Revenue (in millions)	Net Change in Capacity (ASMs)	Net Change in Revenue Passengers	Net Change in Yields

Transpacific	$ 18.1	39.4%	17.7%	8.7%
Interisland	$ 0.1	(13.8)%	(2.9)%	3.1%
South Pacific	$ 0.1	(7.4)%	8.3%	(4.5)%

•                  Overseas charter revenue totaled $11.8 million for the three months ended March 31, 2003, a decrease of $1.7 million, or 12.7%, compared to the three months ended March 31, 2002. We discontinued our daily charter service from Honolulu to Las Vegas, Nevada on January 31, 2003.  The loss of revenue from this charter service was partially offset by revenue from U.S. Department of Defense Civil Reserve Air Fleet (“CRAF”) charters.

•                  Cargo revenue totaled $5.6 million for the three months ended March 31, 2003, an increase of $0.8 million, or 17.6%, compared to the three months ended March 31, 2002, primarily due to increased transpacific freight revenue and mail revenue.

•                  Other operating revenue totaled $5.9 million for the three months ended March 31, 2003, an increase of $1.5 million, or 33.4%, compared to the three months ended March 31, 2002. The increase resulted primarily from increases in the sale of jet fuel, in-flight revenue and ticket penalty revenue.

Operating Expenses.  Operating expenses totaled $170.6 million for the three months ended March 31, 2003, compared to $156.8 million for the three months ended March 31, 2002, an increase of $13.9 million, or 8.8%.  Significant quarter-to-quarter variances were as follows:

•                  Wages and benefits totaled $55.2 million for the three months ended March 31, 2003, an increase of $3.2 million, or 6.1%, compared to the three months ended March 31, 2002. For the three months ended March 31, 2003, we incurred wage and benefit increases primarily related to collective bargaining agreements with our pilots, flight attendants and IAM employees.

•                  Aircraft fuel costs, including taxes and oil, totaled $25.7 million for the three months ended March 31, 2003, an increase of $4.8 million, or 23.0%, compared to the three months ended March 31, 2002.  For the three months ended March 31, 2003, the average cost of aircraft fuel per gallon increased 50.9%, resulting in a $9.3 million increase in fuel cost. The cost increase was offset by a $1.8 million gain from our fuel-hedging program for the three months ended March 31, 2003 compared to a $2.9 million loss for the three months ended March 31, 2002.  Despite an increase in capacity of 18.2%, as measured by ASMs, fuel consumption increased only 1.4% for the three months ended March 31, 2003, due to the use of more fuel-efficient widebody aircraft.

•                  Maintenance materials and repairs totaled $15.6 million for the three months ended March 31, 2003, a decrease of $5.5 million, or 26.2%, compared to the three months ended March 31, 2002. The decrease was primarily attributable to a decrease of $10.8 million in DC-10 maintenance costs, partially offset by an increase of $5.1 million in B767 maintenance expense resulting from the transition of the DC-10 fleet to B767 aircraft.

•                  Aircraft rent totaled $29.5 million for the three months ended March 31, 2003, an increase of $11.9 million, or 67.3%, compared to the three months ended March 31, 2002.  The increase was due to the transition from DC-10 aircraft to B767 aircraft used on our transpacific and south pacific routes.

•                  Other rentals and landing fees totaled $6.1 million for the three months ended March 31, 2003, an increase of $1.8 million, or 40.9%, compared to the three months ended March 31, 2002. The increase was primarily due to a $1.5 million increase in landing fees as a result of the termination of the State of Hawaii moratorium on landing fees which was effective September 19, 2001 through March 31, 2002.

•                  Sales commissions totaled $1.1 million for the three months ended March 31, 2003, a decrease of $3.6 million, or 76.7%, compared to the three months ended March 31, 2002, primarily due to the elimination of travel agency base commissions in June 2002 and a decrease in wholesaler incentive commissions.

•                  Other expenses totaled $35.6 million for the three months ended March 31, 2003, an increase of $1.5 million, or 4.4%, compared to the three months ended March 31, 2002.  Increases in costs associated with the sale of jet fuel and insurance were offset by a decrease in purchased services.  Purchased services for the three months ended March 31, 2003 and 2002 include $0.2 million and $2 million, respectively, pursuant to a services agreement with Smith Management.  See Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

Hawaiian’s Chapter 11 filing will significantly affect our liquidity and capital resources in fiscal year 2003.  The Chapter 11 proceedings will involve, or may result in, various restrictions on our activities, limitations on financing and the need to obtain approval of the Bankruptcy Court for various matters.  See “Chapter 11 Reorganization.”

As of March 31, 2003, we had approximately $67.5 million in cash and cash equivalents, of which approximately $36.9 million was restricted.  As of December 31, 2002, we had $95.1 million in cash and cash equivalents, of which $23.2 million was restricted.  The decrease in our unrestricted cash of $41.3 million during the three months ended March 31, 2003 was the result of the use of $36.2 million of cash in operating activities, $2.6 million of cash in investing activities, $0.7 million of cash in financing activities, and $1.8 million of cash for legal and professional fees associated with the bankruptcy filing.  Cash used in operating activities primarily consisted of our net loss of $15.5 million, additional escrow deposit requirements of $13.7 million required by our credit card processors and the airline travel agency clearinghouse, and a $7.9 million decrease in vendor payables. Cash used in investing activities primarily consisted of capital expenditures related to acquisition of equipment, and cash used in financing activities included repayments of debt and payments under capital lease obligations prior to Hawaiian’s bankruptcy filing on March 21, 2003.

On April 28, 2003, the Bankruptcy Court approved stipulations with BCC and Wells Fargo extending the Section 1110 Deadline to June 27, 2003 with respect to all of our B717 aircraft and three of our 14 B767 aircraft, and approved a stipulation with ILFC extending the Section 1110 Deadline to June 21, 2003 with respect to four of our 14 B767 aircraft.  On May 16, 2003, the Bankruptcy Court approved Hawaiian's assumption of restructured leases with Ansett on seven of our 14 B767 aircraft and authorized Hawaiian to cure all defaults with respect to certain spare aircraft engines, spare parts and equipment in accordance with Section 1110(a) of the Bankruptcy Code.  In connection with the extensions of the Section 1110 Deadlines, lease assumptions and cure payments, we made payments totaling $19.9 million in May 2003.  The restructured leases with Ansett will result in a significant reduction in our aircraft rental expense and cash rental payments.  Hawaiian has also reached an agreement on the terms of a restructuring of its aircraft leases with ILFC, subject to definitive documentation and Bankruptcy Court approval.

We expect our liquidity to improve during the second and third quarters of 2003:

•                  The airline business is subject to seasonal fluctuations. Historically, cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

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

•                  On March 21, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to immediately reject its five remaining DC-10 aircraft leases and related maintenance agreements, which will save Hawaiian approximately $6.2 million in post-petition payments through the end of 2003.  On April 24, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to reject the leases for two new B767 aircraft scheduled to be delivered in April and May 2003.  As a result, we currently have no outstanding commitments for the acquisition of new or used aircraft.

•                  On May 15, 2003, we received $17.5 million for reimbursement of airline security fees under the Wartime Act.

•                  We will incur reduced cash rental expenses as a result of the Ansett lease restructuring discussed above.

Furthermore, we expect to realize more of the benefit of our financial restructuring, especially those related to our workforce reductions and our concessionary agreements with our labor unions, beginning in the second quarter of 2003 and continuing through the remainder of 2003.  Absent adverse developments in Hawaiian’s Chapter 11 case and adverse factors outside our control, we believe that our cash, plus the cash expected to be generated from operations during the second and third quarters of 2003, will be sufficient to fund our current operations through 2003.  However, we believe that our ability, both during and after the Chapter 11 case, to continue as a going concern is significantly dependent upon, among other things, the ability of Hawaiian to (i) successfully achieve the necessary cost savings to complete our financial restructuring, including significantly reducing our aircraft financing costs, (ii) maintain adequate cash on hand, (iii) generate cash from operations, particularly during the second and third quarters of 2003, (iv) confirm a plan of reorganization under the Bankruptcy Code, and (v) achieve profitability.  Uncertainty as to the outcome of these and other factors raises substantial doubt about our ability to continue as a going concern.  The accompanying unaudited consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.  A plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of the assets or liabilities that might be necessary as a consequence of the confirmation of a plan of reorganization of Hawaiian.

We sponsor three tax-qualified benefit pension plans covering our ALPA, IAM and other personnel (salaried, TWU, and Communications Section employees).  In the aggregate, these plans are underfunded and, in 2002, as compared to 2001, the underfunding has grown, with the result that the pension laws will require future contributions in amounts greater than those recently experienced.  We anticipate that we will make contributions to Hawaiian's defined benefit plans of $4.5 million through the remainder of 2003.  Future funding requirements are dependent upon many factors such as interest rates, funding status, regulatory requirements for funding purposes and the level and timing of asset returns. Certain additional quarterly contributions will be payable with respect to 2003, and possible regulatory review could require us to contribute further amounts to some of these pension plans as well, which will require us to use some of our cash flow and our available cash and cash equivalents for these purposes rather than for other business purposes.  To the extent that the amounts of the contributions of made to these pension plans increase, such increases would place a further strain on our liquidity.  As of March 31, 2003, Hawaiian's defined benefit pension plans were in compliance with all U.S. government funding requirements.

Our liquidity, financial condition and operating results beyond fiscal year 2003 will significantly depend upon timely and successful confirmation and implementation of a plan of reorganization of Hawaiian, which will determine the rights and claims of Hawaiian’s various creditors and other stakeholders (including Hawaiian Holdings).    We cannot assure you as to what values, if any, will be ascribed in the Chapter 11 proceedings to the rights and claims of each of these constituencies or what types or amounts of distributions, if any, they would receive, and it is possible that our existing equity or the existing equity of Hawaiian will be restructured in a manner that will substantially reduce or eliminate any remaining value.  In addition, although Hawaiian expects to file a plan of reorganization that provides for its emergence from bankruptcy as a going concern, there can be no assurance at this time that we will submit a plan of reorganization, or that a plan of reorganization will be confirmed by the Bankruptcy Court, or that the plan will be implemented successfully.  Finally, although Hawaiian’s goal is to complete its plan and emerge from bankruptcy in the fall of 2003, the timing of filing of a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the bankruptcy case, including the negotiations with our aircraft lessors and other creditors with whom Hawaiian may conduct or seek to conduct negotiations.

We do not have any lines of credit or specific sources of financing, and rely primarily on operating cash flows to provide working capital. Hawaiian may attempt to secure financing at some point during its bankruptcy proceeding.  However, because all of Hawaiian’s aircraft are leased and thus Hawaiian has limited unencumbered assets that could be used as collateral for financing, along with other factors, there can be no assurance that Hawaiian would be able to obtain such financing if it elects to seek such financing.

Outlook

We continue to vigorously review all aspects of our business to reduce our cost structure and to better align expenses with the current revenue environment.  During the first quarter of 2003, we obtained concessions from our labor unions, primarily through work rule changes, that are expected to save us approximately $15 million annually.  We expect to begin to realize the benefit of these concessions during the second quarter of 2003, and expect to realize the full-year savings in 2004.  We are also continuing to evaluate additional means of improving utilization of our aircraft and rationalizing our schedule of operations as well as analyzing measures to further improve employee productivity in order to achieve lower operating costs.  However, like the rest of the U.S. airline industry, we continue to experience downward pressure on yields and revenue and therefore we currently expect to incur a pre-tax loss for the second quarter of 2003, before consideration of any reimbursement to be received under the Wartime Act.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  The reorganization is being administered under the caption “In re Hawaiian Airlines, Inc., Case No. 03-00817”.  Hawaiian continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code.  As a result of the filing, attempts to collect, secure or enforce remedies with respect to pre-petition claims, including pending litigation, against Hawaiian are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code.  On March 31, 2003, BCC filed the Trustee Motion.  On April 24, 2003, Hawaiian filed a memorandum of law in opposition to the Trustee Motion.  The Creditors Committee filed a response in support of the Trustee Motion.  The Trustee Motion was heard by the Bankruptcy Court on May 8 and 9, 2003.  On May 14, 2003, Hawaiian filed the Examiner Motion.  If the Bankruptcy Court had granted the Examiner Motion, the following additional actions would have occurred: (i) John W. Adams would have resigned from his position as chief executive officer of Hawaiian, and Mark B. Dunkerley, the president and chief operating officer of Hawaiian, would have been appointed the chief executive officer and president of Hawaiian; (ii) Mr. Adams, Robert G. Coo, Todd G. Cole, Edward Z. Safady and Thomas J. Trzanowski would have resigned from their positions as directors on the board of directors of Hawaiian and, in the case of Messrs. Adams and Cole, as chairman and vice chairman of the board of Hawaiian, respectively, and the remaining members of the Hawaiian board would have elected to the Hawaiian board two independent members of the Hawaii business community nominated by the Office of the United States Trustee in Honolulu, Hawaii; and (iii) we would have repaid to Hawaiian $500,000 that we received from Hawaiian to meet our ongoing obligations as a public company.  On May 16, 2003, the Bankruptcy Court issued an order denying the Examiner Motion and also issued an order granting the Trustee Motion.  The Office of the United States Trustee will appoint, in consultation with Hawaiian, the Creditors’ Committee, BCC and other parties-in-interest, a Chapter 11 trustee for Hawaiian, which appointment will then be subject to Bankruptcy Court approval. A Chapter 11 trustee has not been appointed yet, but is expected to be appointed over the next several weeks.  Once appointed, the Chapter 11 trustee will be in charge of operating Hawaiian’s business, instead of Hawaiian’s current senior management and board of directors, and will have the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.  Additionally, Hawaiian’s exclusive periods to file and solicit acceptances of a plan of reorganization will terminate upon the appointment of the Chapter 11 trustee. Until such time as the Chapter 11 trustee is appointed, we cannot determine what impact the appointment will have on Hawaiian Holdings, including our governance, management, liquidity, operations, financial condition or ability to control and manage our interest in Hawaiian.

At this time, it is not possible to predict the outcome of the Chapter 11 case or its effect on our business.  The Chapter 11 case is discussed in greater detail under “Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Reorganization”.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

As a result of its filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, Hawaiian is in default on substantially all of its debt and lease obligations.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                                                     OTHER INFORMATION.

A majority of the Company’s ticket sales for the first quarter of 2003 were made through travel agents, including approximately 17% by four large wholesalers.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.3	United States Bankruptcy Court, District of Hawaii, Findings of Fact and Conclusions of Law Regarding Motion for Appointment of Trustee, dated May 16, 2003.

	Exhibit 99.4	United States Bankruptcy Court, District of Hawaii, Order Granting Motion for Appointment of Trustee, dated May 16, 2003.

	Exhibit 99.5	United States Bankruptcy Court, District of Hawaii, Order Denying Motion for Appointment of Examiner and Related Relief, dated May 16, 2003.

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated March 21, 2003 reporting Item 3, “Bankruptcy or Receivership”, Item 5, “Other Events and Regulation FD Disclosure”, and Item 9, “Regulation FD Disclosure”.

Current Report on Form 8-K dated March 27, 2003 reporting Item 5, “Other Events and Regulation FD Disclosure”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

May 20, 2003	By	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	By:	/s/ John W. Adams
John W. Adams
Chairman and Chief Executive Officer

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	By:	/s/ Christine R. Deister
Christine R. Deister
Executive Vice President, Chief Financial Officer and Treasurer