Form 10-Q
period 2004-03-31
HAWAIIAN HOLDINGS  INC
filed 2005-03-31
CIK 1172222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-31443

                             HAWAIIAN HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                       71-0879698
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

    3375 KOAPAKA STREET, SUITE G-350                              96819
            HONOLULU, HAWAII                                   (Zip Code)
(Address of Principal Executive Offices)

                                 (808) 835-3700
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [x] Yes [_] No

As of April 30, 2004, 29,594,165 shares of the Registrant's common stock were outstanding.

================================================================================

                                EXPLANATORY NOTE

As explained herein, on March 21, 2003, Hawaiian Airlines, Inc. ("Hawaiian"),
the sole operating subsidiary of Hawaiian Holdings, Inc. ("Holdings"), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the
Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. Holdings has not been current in its filings with the Securities and Exchange Commission since the first quarter of
2003 and is simultaneously filing its quarterly reports for the first, second and third quarters of 2004 and its annual report for 2004 and its quarterly reports for the second and third quarters of 2003 and its annual report for
2003. In the interest of accurate and complete disclosure, Holdings has included current information in each of those reports for all material events and developments that have taken place through the date of filing, including with respect to its legal proceedings and the bankruptcy proceedings of Hawaiian.

                                       i

                             HAWAIIAN HOLDINGS, INC.
                           (PARENT COMPANY OF DEBTOR)
                                    FORM 10-Q
                      QUARTERLY PERIOD ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements  (unaudited)

           On March 21, 2003, Hawaiian Airlines, Inc., the sole operating subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy
           Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case
           No. 03-00817). Hawaiian Holdings did not file for relief under
           Chapter 11 of the Bankruptcy Code. Please see Note 2 to the financial statements.

           Statements of operations for the three months ended March 31, 2004 and 2003

           Condensed balance sheets as of March 31, 2004 and December 31, 2003

           Statements of cash flows for the three months ended March 31, 2004 and 2003

           Notes to Condensed Financial Statements

Item 2.    Management's discussion and analysis of financial condition and results of operations

Item 3.    Quantitative and qualitative disclosures about market risk

Item 4.    Controls and procedures

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
           Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information and Reports on Form 8-K

Item 6.    Exhibits

           Signatures

                                       ii

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                             2004(*)   2003(**)
                                                             -------   --------
Operating Revenue:
   Passenger                                                 $    --   $133,687
   Charter                                                        --     11,832
   Cargo                                                          --      5,619
   Other                                                          --      5,926
                                                             -------   --------
      Total                                                       --    157,064
                                                             -------   --------
Operating Expenses:
   Wages and benefits                                             --     55,217
   Aircraft fuel, including taxes and oil                         --     25,716
   Maintenance materials and repairs                              --     15,573
   Aircraft rent                                                  --     29,502
   Other rentals and landing fees                                 --      6,146
   Sales commissions                                              --      1,096
   Depreciation and amortization                                  --      1,813
   Other                                                       1,264     35,560
                                                             -------   --------
      Total                                                    1,264    170,623
                                                             -------   --------
Operating Loss                                                (1,264)   (13,559)
                                                             -------   --------
Nonoperating Income (Expense):
   Reorganization items, net                                      --     (1,773)
   Interest income, net                                            1         54
   Loss on disposition of equipment and other, net                --       (186)
                                                             -------   --------
      Total                                                        1     (1,905)
                                                             -------   --------
Net Loss                                                     $(1,263)  $(15,464)
                                                             =======   ========
Net Loss Per Common Stock Share:
   Basic                                                     $ (0.04)  $  (0.55)
                                                             =======   ========
   Diluted                                                   $ (0.04)  $  (0.55)
                                                             =======   ========

Weighted Average Number of Common Shares Outstanding:
   Basic                                                      28,736     28,370
                                                             =======   ========
   Diluted                                                    28,736     28,370
                                                             =======   ========

*    Includes the deconsolidated results of Hawaiian Holdings, Inc. for the entire period.

**   Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. for the entire period.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                               March 31,   December 31,
                                                                 2004          2003
                                                               ---------   ------------

ASSETS
Current Assets:
   Cash and cash equivalents                                   $   1,506    $       1
   Other receivables                                                 801          286
   Prepaid expenses and other                                        825           75
                                                               ---------    ---------
      Total current assets                                         3,132          362
                                                               ---------    ---------
 Noncurrent Assets:
      Restricted cash                                                500          500

      Total Assets                                                 3,632          862
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                1,163          771
   Accrued liabilities                                             1,035          474
   Due to related parties                                          2,755        2,046
                                                               ---------    ---------
      Total current liabilities                                    4,953        3,291
                                                               ---------    ---------

Other Liabilities and Deferred Credits:
   Losses in excess of investment in Hawaiian Airlines, Inc.      61,302       61,302
                                                               ---------    ---------

Commitments and Contingent Liabilities

Shareholders' Deficiency:
   Common Stock and Special Preferred Stock                          293          285
   Capital in excess of par value                                 62,440       60,077
   Accumulated deficit                                          (125,356)    (124,093)
                                                               ---------    ---------
      Shareholders' deficiency                                   (62,623)     (63,731)
                                                               ---------    ---------
      Total Liabilities and Shareholders' Deficiency           $   3,632    $     862
                                                               =========    =========

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                               2004(*)   2003(**)
                                                               -------   --------

Cash Flows From Operating Activities:
   Net loss                                                    $(1,263)  $(15,464)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                  --      1,669
      Amortization                                                  --        144
      Net periodic postretirement benefit cost                      --        642
      Increase in restricted cash                                   --    (13,710)
      Increase in accounts receivable                               --     (3,604)
      Increase in spare parts and supplies                          --       (732)
      Increase in prepaid expenses and other                      (750)    (3,701)
      Increase (decrease) in accounts payable                      392     (7,851)
      Increase in air traffic liability                             --      3,136
      Increase in accrued liabilities                              561        518
      Increase in due to related parties                           709         --
      Other, net                                                  (515)     2,737
                                                               -------   --------
         Net cash used in operating activities                    (866)   (36,216)
                                                               -------   --------
Reorganization items, net                                           --     (1,773)
                                                               -------   --------

Cash Flows From Investing Activities:
      Additions to property and equipment                           --     (2,577)
      Net proceeds from disposition of equipment                    --          1

                                                               -------   --------
         Net cash used in investing activities                      --     (2,576)
                                                               -------   --------

Cash Flows From Financing Activities:
      Repayment of long-term debt                                   --       (481)
      Repayment of capital lease obligations                        --       (262)
      Proceeds from issuance of Common Stock                     2,371         --
                                                               -------   --------
         Net cash provided by (used in) financing activities     2,371       (743)
                                                               -------   --------
Net increase (decrease) in cash and cash equivalents             1,505    (41,308)

Cash and cash equivalents - Beginning of Period                      1     71,908
                                                               -------   --------
Cash and cash equivalents - End of Period                      $ 1,506   $ 30,600
                                                               =======   ========

*    Includes the deconsolidated cash flows of Hawaiian Holdings, Inc. for the entire period.

**   Includes the consolidated cash flows of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc. for the entire period.

See Accompanying Notes to Financial Statements.

                             HAWAIIAN HOLDINGS, INC.
                           (PARENT COMPANY OF DEBTOR)

                     Notes to Condensed Financial Statements
           (All dollar amounts in thousands, unless otherwise stated)

1. BUSINESS AND ORGANIZATION

Hawaiian Holdings, Inc. (the "Company") is a holding company incorporated in the
State of Delaware. On August 29, 2002, Hawaiian Airlines, Inc. ("Hawaiian")
became a wholly owned subsidiary of the Company pursuant to a corporate restructuring under which the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Company shares on a one-for-one basis and became shareholders of the Company (the "Corporate
Restructuring"). Hawaiian was incorporated in January 1929 under the laws of the
Territory of Hawaii and, based on operating revenue and revenue passenger miles, is the largest airline headquartered in Hawaii. Hawaiian is engaged primarily in the scheduled transportation of passengers, cargo and mail. Following the
Corporate Restructuring, the shareholders of the Company had substantially the same rights, privileges and interests with respect to the Company as they had with respect to Hawaiian immediately prior to the Corporate Restructuring, except for any such differences that arose from differences between Delaware and
Hawaii law. As a result of the Corporate Restructuring, the Company's primary asset is its sole ownership, directly and indirectly, of all issued and outstanding shares of common stock of Hawaiian.

In connection with the Corporate Restructuring, Airline Investors Partnership,
L.P. ("AIP"), the majority shareholder of the Company prior to the Corporate
Restructuring, was restructured into a limited liability company called AIP,
LLC. As part of the AIP restructuring, the Company acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian common stock that were previously held by AIP. In exchange, AIP, LLC received the same number of shares of the Company's common stock, par value $0.01 per share (the "Common
Stock"), that AIP owned of Hawaiian common stock immediately prior to the exchange. Immediately after the AIP restructuring, the Company acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of
Hawaiian special preferred stock, with each of these shares being converted into one share of the Common Stock. After the completion of the Corporate
Restructuring, the shareholders of the Company held the same relative percentage of the Common Stock as they did of Hawaiian common and special preferred stock immediately prior to the Corporate Restructuring.

Also as part of the Corporate Restructuring, the Company issued to AIP, LLC and each of the three labor unions having the right to nominate individuals to the
Company's board of directors, a number of shares of a corresponding series of the Company's Special Preferred Stock equal to the number of shares of Hawaiian
Special Preferred Stock that they held immediately prior to the Corporate
Restructuring. In addition, the existing stockholders agreement among Hawaiian,
AIP and the three labor unions having board nomination rights was amended and restated to make the Company and AIP, LLC parties to the agreement and to have them assume all the rights and obligations of Hawaiian and AIP under the existing stockholders agreement, respectively. As a result, after the completion of the Corporate Restructuring, the relative governance rights in the Company of
AIP, LLC and these three labor unions were substantially the same as the rights in Hawaiian of AIP and these three labor unions immediately prior to the
Corporate Restructuring.

References herein to the "Company" refer to: (i) Hawaiian Airlines, Inc. only, with respect to periods prior to the Corporate Restructuring; (ii) Hawaiian
Holdings, Inc. and its subsidiaries, with respect to the

period from the Corporate Restructuring through and including March 31, 2003;
and (iii) Hawaiian Holdings, Inc. only, with respect to the periods from and after April 1, 2003.

2. BANKRUPTCY FILING OF HAWAIIAN, LIQUIDITY AND GOING CONCERN

On March 21, 2003 (the "Petition Date"), Hawaiian filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy
Code") in the Bankruptcy Court for the District of Hawaii (the "Bankruptcy
Court"). The Company did not file a voluntary petition for relief under Chapter
11. Hawaiian has continued to operate its business under the jurisdiction of the
Bankruptcy Court and in accordance with the applicable provisions of the
Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 filing triggered defaults, or termination events, on substantially all debt and lease obligations, and certain contractual obligations, of Hawaiian. Subject to certain exceptions under the Bankruptcy Code, Hawaiian's Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date. At a hearing held on March 21, 2003, the Bankruptcy Court granted Hawaiian's first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things: pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; honor customer service programs, including the HawaiianMiles program and ticketing policies; honor obligations arising prior to the Petition Date related to Hawaiian's interline, clearinghouse, code sharing and other similar agreements; pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges; and pay certain other obligations.

On March 31, 2003, BCC Equipment Leasing Corporation ("BCC Leasing"), an
affiliate of The Boeing Company, filed a motion seeking the appointment of a
Chapter 11 trustee (the "Trustee Motion"). BCC Leasing asserted that John W.
Adams ("Mr. Adams"), the Chairman and Chief Executive Officer of the Company and
Hawaiian at that time, could not be relied upon to act in the best interest of creditors or a successful reorganization because he had allegedly engaged in extensive self-dealing and allegedly had disabling conflicts of interest. BCC
Leasing specifically pointed to a "self-tender" of Hawaiian that occurred in the spring of 2002, as described more fully in Note 10, which resulted in 5,880,000 shares of Hawaiian's stock being repurchased by Hawaiian at a price in excess of the then-trading price, of which a significant portion was repurchased from Mr.
Adams and an entity controlled by Mr. Adams. On May 16, 2003, the Bankruptcy
Court issued an order granting the Trustee Motion. As a result, a Chapter 11 trustee, Joshua Gotbaum, (the "Trustee"), is in charge of operating Hawaiian's business, under the jurisdiction of the Bankruptcy Court, and has the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date. Additionally, Hawaiian's exclusive periods to file and solicit acceptances of a plan of reorganization terminated upon the appointment of the Trustee.

A pre-petition liability that requires different treatment under the Bankruptcy
Code relates to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect most pre-petition liabilities of this nature are automatically stayed for 60 days only, except under two conditions: (a) a debtor may extend the
60-day period by agreement with the relevant financier and with court approval;
or (b) a debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the bankruptcy code. If neither of these conditions is met, the financier may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment at the end of the 60-day period. With respect to Hawaiian, the 60-day period under Section 1110 expired

May 20, 2003. Hawaiian entered into various stipulations with each of it aircraft lessors to extend the Section 1110 deadlines on several occasions.
Hawaiian subsequently reached agreements with Ansett Worldwide Aviation
Services, Inc. ("Ansett"), International Lease Finance Corporation ("ILFC"), and
BCC Leasing, who together lease Hawaiian its entire fleet of Boeing 767 and 717 aircraft, on revised long-term leases, which have been approved by the
Bankruptcy Court. Hawaiian also cancelled the delivery of two Boeing 767 aircraft scheduled for delivery during 2003 and returned two Boeing 717 aircraft to BCC Leasing in late 2003 and early 2004. The revised leases and cancellations provide Hawaiian with significant savings in monthly aircraft rentals, but also result in lease related claims against Hawaiian for Ansett (the "Ansett Claim")
and BCC Leasing of approximately $107.5 million and $66.5 million, respectively.

On September 9, 2004, the Company, the Trustee, the Official Committee of
Unsecured Creditors, HHIC, Inc., a wholly-owned subsidiary of the Company
("HHIC"), and RC Aviation, LLC ("RC Aviation"), filed an amended Joint Plan of
Reorganization (as amended on October 4, 2004 and on March 11, 2005 and as may be amended from time to time thereafter, the "Joint Plan") to provide for
Hawaiian to emerge from bankruptcy. The Joint Plan provides for payment in full, without interest accruing after the Petition Date, of all allowed claims, including unsecured claims. Additionally, the Joint Plan provides for the
Company to retain its existing equity interest in Hawaiian, although the Company will be required to issue shares of its common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of existing common shareholders of the Company. The Joint Plan was submitted to creditors for vote on approximately October 15, 2004. All Class 5 creditors who voted accepted the Joint Plan. More than 95% in both number and amount of each other impaired class of creditors entitled to vote on the Joint Plan accepted the Joint Plan. The Company and HHIC, as the sole shareholders of Hawaiian, also voted to accept the Joint Plan. The Joint Plan was, therefore, accepted by more than the required two-thirds of the dollar amount of eligible claims and more than the required one-half of the number of claims from each class of creditors entitled to vote on the Joint Plan. At the conclusion of the confirmation hearing for the Joint Plan on March 11, 2005, the Bankruptcy Court concluded that all of the requirements for confirmation had been met and that findings of fact and conclusions of law and an order would be entered following ratification of the proposed agreements with The Association of Flight Attendants ("AFA") and the Air Line Pilots Association ("ALPA").

On or about February 19, 2005, a final proposed agreement was reached with the negotiating committee of AFA, and on March 14, 2005, the agreement was ratified.
On March 14, 2005, a final proposed agreement (the "Proposed ALPA Agreement")
was reached with the negotiating committee of ALPA, but the members of ALPA did not ratify the Proposed ALPA Agreement. Consequently, on March 29, 2005, the
Trustee's motion (the "Section 1113 Motion") to impose an agreement on ALPA pursuant to Section 1113 of the Bankruptcy commenced before the Bankruptcy
Court, but was not completed. The hearing was continued to April 13, 2005, and is anticipated to be completed no later than April 15, 2005, though the
Bankruptcy Court may not rule at the conclusion of the hearing. Hawaiian and
ALPA may engage in negotiations before the hearing resumes.

The following table briefly summarizes the classification and treatment of claims under the Joint Plan, the estimated allowed claims and the anticipated treatment (in millions):

                                                                                                    ANTICIPATED TREATMENT
                                                                                              ---------------------------------
                                                          TREATMENT UNDER                                INSTALLMENT    COMMON
      CLASS         CLASSIFICATION                         THE JOINT PLAN                        CASH      PAYMENTS     STOCK
---------------- -------------------- ------------------------------------------------------- --------- ------------- ---------

Unclassified     Unsecured Priority   In cash, paid in up to twenty-four (24) equal
                 Tax Claims           quarterly installments.                                 $   1.2      $  30.1      $  --
    Class 1      Secured Priority     In cash, paid in accordance with the legal, equitable
(Unimpaired)     Tax Claims           and contractual rights of the holder of the claim.          1.0           --         --
    Class 2      Other Secured        Generally, at the election of Hawaiian, (i) cash, (ii)
(Unimpaired)     Claims               surrender of the collateral securing the claim, (iii)
                                      cure and reinstatement, or (iv) retention by the
                                      holder of the claim of its legal, equitable and
                                      contractual rights.                                          --          2.8         --
    Class 3      Other Priority       Cash
(Unimpaired)     Claims                                                                           0.1           --         --
   Class 4(1)    Unsecured Claims     At the election of the holder, either (a) cash in an
  (Impaired)     not included in a    amount equal to fifty percent (50%) of the allowed
                 category below.      claim and Common Stock equal to fifty percent (50%)
                                      of the allowed claim, based on a stock value of $6.16
                                      per share; or (b) cash equal to 100% of the allowed
                                      claim.                                                     36.3           --         --
   Class 5(2)    Lease Related        Cash in an amount equal to fifty percent (50%) of the
  (Impaired)     Claims               claim and Common Stock equal to fifty percent (50%)
                                      of the claim, based on a stock value of $6.16 per
                                      share.                                                     87.0           --       87.0
    Class 6      Convenience Claims   Cash
  (Impaired)                                                                                      0.8           --         --
    Class 7      Equity Interests     Holders of equity interests in Hawaiian shall retain
  (Impaired/                          their interests in the reorganized Hawaiian, without
 Unimpaired)                          modification or alteration by the Joint Plan. However,
                                      Holdings will be required to issue new Common
                                      Stock to creditors of Hawaiian, which will result in a
                                      dilution of the ownership interest of Holdings'
                                      existing common shareholders.
                                                                                              -------      -------      -----
                                      Total                                                   $ 126.4      $  32.9     $ 87.0
                                                                                              =======      =======     ======

----------
(1) The amount and classification of the claim filed by American Airlines, Inc.
    ("AA") are in dispute. AA has filed a claim for approximately $11 million, which it contends belongs to Class 4. Hawaiian disputes a substantial portion of AA's claim, but the full $11 million is included above. Hawaiian also contends that a significant portion of AA's claim should be categorized in Class 5.

(2) To the extent a portion of AA's claim is categorized in Class 5, AA will not receive cash or stock. It will receive a 15-year fully amortizing promissory note, which bears interest at the rate of 6.5% per annum.
    Because all of AA's claim is included in Class 4 above, pending resolution of the classification dispute, none of that claim is included in Class 5.

The amounts and classifications of the claims above are based on the amounts agreed in the settlement of the claims, with the exception of disputed claims, where the gross claim amount has been included. It is expected that the ultimate resolution of the disputed claims will be lower, but we can provide no assurance that this will occur. For these reasons, the ultimate amounts and classifications of such claims cannot yet be determined.

The Trustee, the Company and RC Aviation entered into a Restructuring Support
Agreement, dated as of August 26, 2004 (the "Restructuring Support Agreement"),
pursuant to which the Company and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint Plan. The Joint Plan provides that the minimum unrestricted cash on hand at Hawaiian on the effective date of the Joint Plan must be at least $70 million. In order to fund their obligations under the Joint Plan, the Company and RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility, the proceeds of a rights offering to existing shareholders of the Company, or the proceeds of the sale of a new series of the Company's preferred stock in the
Company to RC Aviation. The Company and RC Aviation are in the process of negotiating a $50 million senior secured credit facility as well as the issuance of up to $100 million of convertible senior notes. RC Aviation will receive shares of common stock of the Company valued at $6.16 per share on account of
50% of the lease-related claims controlled by RC Aviation. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement, in exchange for the 50% cash portion that RC Aviation is to receive on account of its lease-related claims, RC Aviation may defer the cash payment it is to receive and has agreed to accept a six-month note if Hawaiian does not have sufficient cash to pay all obligations due on the effective date and retain at least $70 million in unrestricted cash.

On the effective date of the Joint Plan, the Company will issue a warrant (the
"Warrant") to RC Aviation as required pursuant to an agreement between RC
Aviation and the Company dated August 24, 2004 in which RC Aviation and its members entered into a firm commitment to (a) provide funds to purchase up to
$175 million of lease claims at an agreed upon discount, (b) provide up to $60 million if required to fund the Joint Plan and (c) fund a tender offer for all
Class 4 claims in the event the Joint Plan was not consummated by March 31,
2005, which the Trustee and RC Aviation have extended until April 29, 2005, estimated at the time to require approximately $38 million. The up to $60 million required to be funded by RC Aviation will be funded, based upon current circumstances, through the issuance of a new series of nonvoting convertible preferred stock of the Company, providing for dividends at the rate of 5% per annum, payable at the option of the Company in cash or in kind. If in kind, the holder may elect to receive preferred stock or Common Stock. The preferred stock would be convertible into Common Stock on or after the twelve month anniversary of the issuance date at a price per share based on then current market conditions, but not in excess of $6 per share. The preferred stock would be mandatorily redeemable in cash five years from the issue date. The Company would be required to use its best efforts to redeem the preferred stock, at 105% of its face amount, prior to the twelve month anniversary of issuance out of the proceeds of a rights offering of Common Stock.

The Warrant issued to RC Aviation will entitle its holder to purchase 100 shares of Series E Preferred Stock. The Series E Preferred Stock Stock will have an aggregate liquidation preference equal to the Black Scholes valuation of the
Common Stock Warrant (as defined below). The Series E Preferred Stock will be nonvoting, but will participate in dividends, distributions, mergers and similar events, liquidation, dissolution or winding up of the Company in an amount equal to the greater of the liquidation preference of the Series E Preferred Stock and the amount that would be received based upon participation with the Common Stock on a pro rata basis. Upon the receipt of shareholder approval of an increase in the number of authorized shares of Common Stock, the Warrant shall be automatically exchanged for a warrant (the "Common Stock Warrant") entitling the holder to purchase 5% of the fully diluted Common Stock (upon giving effect to all securities issued upon the Effective Date), at an exercise price of $7.20 per share, subject to adjustment for certain anti-dilutive events. In addition, if RC Aviation is required to fund the up to $60 million referred to above, RC
Aviation will be entitled to receive a commitment fee in the form of an additional warrant on the terms described above exercisable for 1% of the outstanding Common Stock on a fully diluted basis, for each $12 million of preferred stock purchased by RC Aviation.

The Chapter 11 Filing, including the subsequent appointment of the Trustee, and the resulting uncertainty regarding Hawaiian's future prospects raised substantial doubt about the ability of the Company and Hawaiian to continue as a going concern. The ability of the Company to continue as a going concern is contingent upon the Company's ability to consummate the Joint Plan, or another plan of reorganization of Hawaiian. While management believes they have obtained the necessary approvals and arranged the necessary financing in order to consummate the Joint Plan, with the exception of the approval of ALPA, such financing is contingent upon Hawaiian's ultimate emergence from bankruptcy protection. The occurrence of certain events prior to Hawaiian's emergence from bankruptcy (including the inability to resolve the outstanding ALPA issues)
could result in the arranged financing not being available, which might prevent the Company from consummating the Joint Plan and therefore delay or prevent
Hawaiian's emergence from bankruptcy. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any of the adjustments that would result if the Company were unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of assets or the amounts of liabilities of the Company that will be necessary as a consequence of the consummation of the Joint Plan or another plan of reorganization of Hawaiian.

3. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S.
Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended
December 31, 2003.

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All
Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian.

Following the Petition Date, the Company expected to regain full control of
Hawaiian in a relatively short period of time. The Company had re-negotiated
Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that
Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have both a common Board of Directors and common management. As a result, the Company continued to consolidate Hawaiian through March 31, 2003.
However, the filing of the Trustee Motion created significant uncertainty regarding the ability of the Company to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee to operate Hawaiian's business instead of the common
Board of Directors and common management of the Company and Hawaiian. As a result, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting.

The deconsolidation resulted in a deferred credit of $61.3 million, which represents the losses of Hawaiian in excess of the Company's investment in
Hawaiian as of April 1, 2003. The deferred credit will remain on the Company's balance sheet until such time as the Company either regains full control of
Hawaiian or disposes of its remaining interests in Hawaiian. It is presently anticipated that the Company will regain such control in the latter half of
April 2005. The Company has not recorded any additional losses of Hawaiian subsequent to March 31, 2003, as the Company has no obligation to fund such losses.

The Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The statement of operations for the three months ended March 31, 2003 includes the consolidated operating results of the Company and Hawaiian for three months. The statement of operations for the three months ended March 31, 2004 and 2003, and the statement of operations for the three months ended March 31, 2004 include the deconsolidated results of the Company only, which consists substantially of corporate expenses included in other operating expenses. The balance sheets at
March 31, 2004 and December 31, 2003 include the deconsolidated balances of the
Company only. Summary financial information of Hawaiian for the period ended
March 31, 2004, is presented below, in thousands.

                             Three Months Ended
Income Statement Data          March 31, 2004
---------------------        ------------------
Operating revenue                 $177,831
Operating expense                  162,090
Operating income                    15,741
Reorganization items, net            3,754
Nonoperating expenses                    3
Income before taxes                 11,984
Provision for income taxes           4,751
Net income                           7,233

Hawaiian's financial statements, from which the above summarized financial information was derived, are prepared in accordance with American Institute of
Certified Public Accountants' Statement of Position 90-7, "Financial Reporting
by Entities in Reorganization Under the Bankruptcy Code" ("SOP

90-7"), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with
Hawaiian's reorganization and restructuring are reported separately as reorganization items in the statements of operations. The statements of financial position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The financial statements of Hawaiian do not include any of the adjustments that would result if Hawaiian was unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of the assets or the amounts of liabilities of Hawaiian that would be necessary as a consequence of the confirmation of the Joint Plan or another plan of reorganization.

4. STOCK OPTION PLANS

The Company accounts for stock options in accordance with Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and
related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant.

The Company has adopted the pro forma disclosure features of Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting
Standards No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure". As required by SFAS 123, pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123.
The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the periods ended March 31, 2004 and
2003. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model.

                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
(in thousands, except per share data)                          2004       2003
                                                             -------   ---------
Net loss:
   As reported                                               $(1,263)  $(15,464)
   Less: Total stock based employee
      compensation expense determined under
      the fair value method for all awards                        93        136
                                                             -------   --------
   Pro forma                                                 $(1,356)  $(15,600)
                                                             =======   ========
Basic and diluted earnings per share
   As reported                                               $ (0.04)  $  (0.55)
                                                             =======   ========
   Pro forma                                                 $ (0.05)  $  (0.55)
                                                             =======   ========

In December, 2004, the Financial Accounting Standards Board issued SFAS No. 123
(revised 2004), "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be

recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS 123R will be effective for periods beginning after June 15, 2005. SFAS 123R offers alternative methods of adoption. At the present time, the Company has not yet determined which alternative method it will use. Depending on the method the
Company adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after
June 15, 2005.

5. REORGANIZATION ITEMS

Reorganization items, net represents amounts directly associated with Hawaiian's reorganization and restructuring subsequent to the Petition Date and are presented separately in the statement of operations for the period during which
Hawaiian was consolidated by the Company. Reorganization items, net for the three months ended March 31, 2004 consists primarily of professional fees incurred in connection with Hawaiian's Chapter 11 filing.

6. INCOME TAXES

No income tax provision or benefit was recorded for the periods ended March 31,
2004 and 2003, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets. Utilization of the
Company's deferred tax assets is based on the Company generating taxable income in the future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. As of March 31, 2004, the Company has recognized a full valuation allowance on its net deferred tax assets.

7. STOCK REPURCHASES, RELATED PARTY TRANSACTIONS AND RELATED LITIGATION

In March 2000, Hawaiian's Board of Directors approved a stock repurchase program authorizing the repurchase of up to five million shares of its common stock from time to time in the open market or privately negotiated transactions. In August
2000, the Board of Directors increased the authorization to ten million shares.
Including the effect of the repurchase of certain warrants and stock repurchased in 2000, the total number of shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of December 31, 2001. In March 2002,
Hawaiian's Board of Directors approved another stock repurchase program authorizing the repurchase of up to five million shares of its common stock from time to time in the open market or privately negotiated transactions. Hawaiian purchased 990,700 shares of common stock for $3.1 million at an average cost of
$3.17 per share in open market transactions under this program through May 7,
2002, when the repurchase program was halted.

On May 31, 2002, Hawaiian commenced a tender offer to purchase for cash up to
5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of Hawaiian's outstanding common stock as of that date (the "Self-Tender"). The Self-Tender terminated without extension on June 27, 2002 and was substantially oversubscribed. Hawaiian accepted 5,880,000 properly tendered shares on a pro rata basis with a proration factor of approximately 22.12%. Payment for accepted shares of $25.0 million was made on July 8, 2002.

Included in other operating expenses for the three months ended March 31, 2003 is $0.2 million, related to a services agreement with Smith Management LLC
("Smith Management"), whereby Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr.
Adams is also the president of Smith Management.

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of the Company, generally relating to the Company's obligations as a public company. In addition, Hawaiian transferred $500,000, which is recorded as restricted cash, to the Company immediately prior to Hawaiian's bankruptcy filing. The Company had $1.4 million due to Hawaiian as of March 31, 2004 and
December 31, 2003.

On November 28, 2003, the Trustee filed a complaint (the "Complaint") with the
Bankruptcy Court, naming Mr. Adams, AIP, LLC, AIP and Smith Management
(together, the "Adams Defendants") and the Company, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law;
avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law; and unjust enrichment under Hawaii law. The factual allegations relate to the Self-Tender; payments made by Hawaiian to Smith
Management; $200,000 in compensation paid by Hawaiian to Mr. Adams; and the
$500,000 transferred from Hawaiian to the Company immediately prior to
Hawaiian's bankruptcy filing. Based on all of the claims in the Complaint, the
Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit. The Adams Defendants and the
Company served answers denying all material allegations of the Complaint on
January 5, 2004 and on February 18, 2004, respectively. On December 17, 2004
Hawaiian and the Adams Defendants entered into a settlement agreement under which the Adams Defendants agreed to pay the sum of $3.6 million to Hawaiian in exchange for a release of Hawaiian's claims. At a hearing held on February 24,
2005, the Bankruptcy Court approved the settlement agreement. The $3.6 million is payable to Hawaiian no later than ten days after effective date of the Joint
Plan.

With respect to the $500,000 transferred from Hawaiian, the Company has filed a response in which it acknowledges that it received $500,000 from Hawaiian shortly before the commencement of Hawaiian's bankruptcy case and that it is prepared to return that cash to Hawaiian. The Company has not, however, returned the funds because the Pension Benefit Guarantee Corporation ("PBGC") has
asserted a contingent claim against the Company, which claim it has alleged is secured by the $500,000 that the Company would otherwise return to Hawaiian. The
PBGC claim arises from the pension plan for the pilots employed by Hawaiian.
That pension plan has not been terminated and, therefore, the contingency to the
PBGC having a claim against the Company has not occurred. The PBGC has, however, asserted a claim, pending confirmation of the Joint Plan that definitively provides for the preservation of the pension plan.

During 2003, the SEC opened a formal, nonpublic investigation of Hawaiian and several of its then officers, including Mr. Adams, related to the Self-Tender.
On March 13, 2004, Hawaiian announced that the Staff of the San Francisco
District Office of the Securities and Exchange Commission (the "SEC" or the
"Commission") was considering recommending that the SEC authorize a civil action against Mr. Adams and AIP for possible violations of securities laws related to the Self-Tender. On September 23, 2004, Hawaiian announced a settlement agreement with the SEC that resolves the SEC's investigation of the Self-Tender, pursuant to which investigation the SEC concluded that the Self-Tender violated
SEC rules relating to tender offers. Under the terms of the settlement, the SEC will not file any claim or seek any monetary penalties against Hawaiian, and
Hawaiian pledges to comply with tender offer disclosure rules if it should ever again make a public tender offer.

On October 14, 2003, the Company and Smith Management entered into an agreement
(the "Smith Management Agreement"), whereby the parties agreed that Smith
Management would continue to provide the Company with corporate, financial, strategic, planning, management, consulting and tax-related services and forego receiving compensation or reimbursement for any expenses for services provided until the parties mutually agreed otherwise. The Smith Management Agreement replaced the previous agreement between Smith Management and Hawaiian discussed above. Under the Smith Management Agreement, the Company agreed that neither
Smith Management nor any of its members, affiliates, officers, directors, employees, consultants or advisors (collectively the "Smith Representatives")
shall be liable or held accountable, in damages or otherwise, for any errors of judgment or any mistakes of fact or law or for anything that the Smith
Management or the Smith Representatives do or refrain from doing in good faith in providing or failing to provide services under the Smith Management
Agreement. Further, the Company agreed to indemnify the Smith Management and the
Smith Representatives (collectively the "Smith Indemnitees"), and each of their successors and assigns, subject to certain conditions, from and against any and all losses or cost suffered or sustained by any Smith Indemnitees (other than any losses or cost arising out of the gross negligence or willful misconduct of
Smith Management or the Smith Representatives), arising in connection with their obligations under the Smith Management Agreement. In connection with RC
Aviation's purchase of ten million shares of the Company's common stock from AIP in June 2004, the Smith Management Agreement was terminated, but the indemnification and exculpation provisions described above survive termination of the Agreement. However, we have no obligation to indemnify the Smith
Representatives for amounts paid by them pursuant to the settlement with the
Trustee.

In addition, the Company incurred certain amounts of debt owed to AIP or its affiliates. AIP informed the Company that AIP believed that the Company owed AIP and its affiliates an aggregate amount of approximately $1.6 million for expenditures paid on the Company's behalf by AIP and its affiliates to fund costs associated with maintaining the Company's status as a public company, costs related to preparing a plan of reorganization for Hawaiian, and other obligations of the Company. All such indebtedness to AIP and its affiliates was satisfied pursuant to a Mutual Release, dated as of December 30, 2004, by and among the Company, RC Aviation, RC Aviation Management, LLC, John Adams, Smith
Management, AIP and Airline Investors Partnership.

8. COMPREHENSIVE LOSS

For the three months ended March 31, 2004 and 2003, total comprehensive loss was
$1.3 million and $17.2 million, respectively. The difference between the net loss and total comprehensive loss for the three months ended March 31, 2003 was due to changes in the fair value of derivative financial instruments of Hawaiian during the period Hawaiian was consolidated by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environments which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of Hawaiian Holdings, Inc. ("Holdings") to continue as a going concern;
the ability of its operating subsidiary, Hawaiian Airlines, Inc. ("Hawaiian") to continue as a going concern; the ability of Hawaiian to consummate the joint plan of reorganization with respect to the Chapter 11 case; aviation fuel costs;
the competitiveness of our labor costs; our relationship with our employees and possible work stoppages; changes in capacity in the trans-Pacific and interisland market; changes in the level of fares we can charge and remain competitive; bankruptcy of our competitors and the impact such bankruptcies might have on fares; the ability of Hawaiian to obtain and maintain normal terms with vendors and service providers; the ability of Hawaiian to maintain contracts that are critical to its operations; the ability of Hawaiian to fund and execute its business plan; our ability to attract, motivate and/or retain key executives and associates; the ability of Hawaiian to attract and retain customers; demand for transportation in the markets in which Hawaiian operates;
economic conditions; the effects of any hostilities or act of war (in the Middle
East or elsewhere) or any terrorist attack; the effects of seasonality and cyclicality; Hawaiian's dependence on tourism; Hawaiian's reliance on third parties for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training); maintenance costs and possible unavailable aircraft;
financing costs; the cost and availability of insurance, including aircraft insurance; security-related costs; competitive pressures on pricing
(particularly from lower-cost competitors); weather conditions; government legislation and regulation, including the Aviation and Transportation Security
Act and other September 11, 2001 related regulations; changes that may be required by the Federal Aviation Administration or other regulators to our aircraft or operations; aircraft unavailability due to mechanical or other factors; consumer perceptions of the products of Hawaiian; and other risks and uncertainties set forth from time to time in our reports to the Securities and
Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

OVERVIEW

Holdings, incorporated in April 2002 under the laws of the State of Delaware, is a holding company. Its wholly-owned subsidiary, Hawaiian, was incorporated in
January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, is the largest airline headquartered in Hawaii. Holdings became the parent of Hawaiian on August 29, 2002. As a result of the corporate restructuring, Holdings' primary asset was its sole ownership, directly and indirectly, of all issued and outstanding shares of the common stock of
Hawaiian. As described in greater detail below under "Chapter 11 Reorganization of Hawaiian," on March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the
"Chapter 11 Filing") in the United States Bankruptcy Court for the District of
Hawaii (the "Bankruptcy Court" or "Court") (In re Hawaiian Airlines, Inc., Case
No. 03-00817). Holdings did not file for relief under Chapter 11 of the
Bankruptcy Code. On May 30, 2003, a trustee was selected to serve in connection with the Chapter 11 Filing and operate Hawaiian, which has continued to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the
Bankruptcy Court. The initial trustee has since resigned and been replaced by a duly appointed substitute trustee (the "Trustee"). The appointment of the
Trustee effectively served to divest operational and financial control of
Hawaiian from the officers and directors of the Company, and severed the availability of funds needed by Holdings to support its efforts to meet its ongoing obligations, including its Exchange Act reporting requirements.
Effective as of April 1, 2003, Holdings deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. See Note 3 of our Financial Statements. As a result, for financial reporting purposes, Holdings currently is, and has been throughout
2004, a holding company with no business operations or properties. Accordingly, as used in

this Quarterly Report on Form 10-Q, the terms "Company", "we", "our", and "us"
refer to: (i) Hawaiian Airlines, Inc. only, with respect to periods prior to
August 29, 2002 (the date of the aforementioned corporate restructuring); (ii)
Hawaiian Holdings, Inc. and its subsidiaries, with respect to the period from
August 29, 2002 through and including March 31, 2003; and (iii) Hawaiian
Holdings, Inc. only, with respect to the periods from and after April 1, 2003.

As described in greater detail below under "Chapter 11 Reorganization of
Hawaiian," Holdings, the Trustee, the Official Committee of Unsecured Creditors
of Hawaiian, a wholly-owned subsidiary of Holdings, and RC Aviation, LLC have filed an amended Joint Plan of Reorganization to provide for Hawaiian to emerge from bankruptcy. The joint plan provides for payment in full of all allowed claims, including unsecured claims. We anticipate that Hawaiian will emerge from bankruptcy in the latter half of April 2005. However, we cannot provide any assurance that we will be able to consummate Hawaiian's joint plan of reorganization successfully, and that we will regain full control of Hawaiian.
Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in Holdings.

Since we have not controlled Hawaiian from the time a trustee was appointed in
May, 2003, the disclosure contained in this Quarterly Report on Form 10-Q regarding the operations of Hawaiian is limited and based only upon our best knowledge of such operations. Accordingly, much of the disclosure contained in this Form 10-Q is with respect to Holdings as a holding company, exclusive of the business of Hawaiian. The discussion and analysis of our financial condition and results of operations is directed toward stand-alone deconsolidated results for the periods for which Hawaiian's results were not consolidated with our results, and consolidated results for the periods for which Hawaiian's results were consolidated with our results. Following the anticipated emergence of
Hawaiian from bankruptcy, which we anticipate will occur in the latter half of
April 2005, although there can be no certainty as to such date, we will file a
Form 8-K containing pro forma financial statements to report the consolidated financial condition and results of operations of Holdings and Hawaiian.

Hawaiian is engaged primarily in the scheduled transportation of passengers, cargo and mail. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to eight Western U.S. cities. Hawaiian also provides daily service directly to four of the six major islands and indirectly through an arrangement with Island Air to two of the six major islands of the State of
Hawaii and weekly service to each of Pago Pago, American Samoa and Papeete,
Tahiti in the South Pacific and Sydney, Australia. Charter service is provided from Honolulu to Anchorage, Alaska. Hawaiian currently operates a fleet of 14
Boeing 767-300ER aircraft and 11 Boeing 717-200 aircraft.

Our common stock, par value $0.01 per share (the "Common Stock"), is listed on the American Stock Exchange ("AMEX") and the Pacific Exchange ("PCX") under the symbol "HA". Our principal offices are located at 12730 High Bluff Drive, Suite
180, San Diego, CA 92130-2075. Our telephone and facsimile numbers are (858)
523-0219 and (858) 523-1899, respectively. General information about Hawaiian can be found at www.hawaiianair.com.

CHAPTER 11 REORGANIZATION OF HAWAIIAN

On March 21, 2003 (the "Petition Date"), Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (In re
Hawaiian Airlines, Inc., Case No. 03-00817) in the Bankruptcy Court for the
District of Hawaii (the "Bankruptcy Court"). Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. Hawaiian has continued to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy
Court, and since May 30, 2003, under the supervision of a Chapter 11 trustee.
Hawaiian's Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or

secure a claim arising prior to the Petition Date. At a hearing held on March
21, 2003, the Bankruptcy Court granted Hawaiian's first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things: pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; honor customer service programs, including the
HawaiianMiles program and ticketing policies; honor obligations arising prior to the Petition Date related to Hawaiian's interline, clearinghouse, code sharing and other similar agreements; pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges; and
pay certain other obligations.

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
Generally, the assumption of an executory contract or unexpired lease requires
Hawaiian to cure all prior defaults under the executory contract or unexpired lease, including all pre-petition monetary defaults and all post-petition arrearages and to provide adequate assurance of future performance. Hawaiian does not, to our knowledge, presently intend to reject any material contracts.

Moreover, Section 554 of the Bankruptcy Code provides a mechanism by which
Hawaiian may abandon property that is no longer beneficial to the estate, the retention of which serves no purpose in effecting the goals of the Bankruptcy
Code. Abandonment constitutes a court-authorized divestiture of all of
Hawaiian's interests in the property. Abandonment gives rise to potential claims against Hawaiian. To date, to our knowledge, Hawaiian has not sought to abandon and does not presently intend to seek to abandon any such property.

The Chapter 11 Filing, including the subsequent appointment of a trustee to operate Hawaiian's business, as more fully discussed below, and the resulting uncertainty regarding Hawaiian's future prospects raised substantial doubt about the ability of both Holdings and Hawaiian to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to consummate the Joint Plan of reorganization of Hawaiian, as more fully discussed below, or another plan of reorganization of Hawaiian. We have obtained the necessary approvals and arranged the necessary financing in order to consummate the Joint Plan, with the exception of the Air Line Pilots Association ("ALPA")
(as described below). The financing we have arranged is contingent upon
Hawaiian's ultimate emergence from bankruptcy protection and negotiation and execution of final documentation. The occurrence of certain events prior to
Hawaiian's emergence from bankruptcy (including the inability to resolve the outstanding ALPA issues) could result in the arranged financing not being available to us and Hawaiian, which might prevent us from consummating the Joint
Plan and therefore delay or prevent Hawaiian's emergence from bankruptcy. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any of the adjustments that would result if Holdings or Hawaiian were unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of our assets or the amounts of our liabilities that will be necessary as a consequence of the consummation of the Joint Plan or another plan of reorganization.

TRUSTEE MOTION

On March 31, 2003, BCC Equipment Leasing Corporation ("BCC Leasing"), an
affiliate of The Boeing Company, filed a motion seeking the appointment of a
Chapter 11 trustee (the "Trustee Motion"). BCC Leasing asserted that John W.
Adams ("Mr. Adams"), the Chairman and Chief Executive Officer of

Holdings and Hawaiian at that time, could not be relied upon to act in the best interest of creditors or a successful reorganization because he had allegedly engaged in extensive self-dealing and allegedly had disabling conflicts of interest. BCC Leasing specifically pointed to a "self-tender" of Hawaiian that occurred in the spring of 2002 (the "2002 Tender Offer"), as described more fully in Note 10 to Holdings' financial statements, which resulted in 5,880,000 shares of Hawaiian's stock being repurchased by Hawaiian at a price in excess of the then-trading price, of which a significant portion was repurchased from Mr.
Adams and AIP, LLC ("AIP"), an entity controlled by Mr. Adams. On May 16, 2003, the Bankruptcy Court issued an order granting the Trustee Motion. As a result, until the Joint Plan is consummated and Hawaiian emerges from bankruptcy
(anticipated to be in the latter half of April 2005), the Trustee is in charge of operating Hawaiian's business, under the jurisdiction of the Bankruptcy
Court, and has the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.

Inasmuch as the Trustee has been in charge of operating Hawaiian's business since May 2003, we do not have unfettered access to information and documents regarding Hawaiian. The appointment of the Trustee also created significant uncertainty regarding the ability of Hawaiian to facilitate a timely reorganization allowing us to regain full control of Hawaiian in a relatively short period of time. As a result, effective April 1, 2003, we deconsolidated
Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our financial results include the consolidated results of Holdings and Hawaiian for all of 2002 and the first quarter of 2003, and the stand-alone deconsolidated results of Holdings for the last three quarters of 2003 and all of 2004. This has resulted in historical operating results that are not comparable on a year-to-year basis.

AIRCRAFT LEASES

Hawaiian has reached agreements with Ansett Worldwide Aviation Services, Inc.
("Ansett"), International Lease Finance Corporation ("ILFC"), and BCC Leasing,
who together lease Hawaiian its entire fleet of Boeing 767-300ER and 717-200 aircraft, on revised long-term leases, which have been approved by the
Bankruptcy Court. Hawaiian also cancelled the delivery of two Boeing 767-300ER aircraft scheduled for delivery during 2003 and returned two Boeing 717-200 aircraft to BCC Leasing in late 2003 and early 2004. The revised leases and cancellations provided Hawaiian with significant savings in monthly aircraft rentals, but also resulted in lease related claims against Hawaiian for Ansett
(the "Ansett Claim") and BCC Leasing of approximately $107.5 million and $66.5 million, respectively. The amendments to the Ansett leases allow Ansett to terminate those leases early, after not less than 180 days' prior notice to
Hawaiian, beginning on March 21, 2007. Ansett can terminate up to two Ansett aircraft leases between March 21, 2007 and September 20, 2007, up to three additional Ansett aircraft leases between September 21, 2007 and March 20, 2008;
and up to two additional Ansett aircraft leases between March 21, 2008 and
September 20, 2009. After September 20, 2009, Ansett can terminate up to all seven Ansett aircraft leases on not less than 180 days' notice. If Ansett elects to terminate any lease, Hawaiian shall be relieved of all obligations to pay basic rent or other amounts upon any such termination. See "The Joint Plan."

THE JOINT PLAN

On September 9, 2004, Holdings, the Trustee, the Creditor's Committee, HHIC,
Inc., a wholly-owned subsidiary of Holdings ("HHIC"), and RC Aviation, LLC ("RC
Aviation"), filed an amended Joint Plan of Reorganization (as amended on October
4, 2004 and again on March 11, 2005, the "Joint Plan") to provide for Hawaiian to emerge from bankruptcy. As of March 23, 2005, RC Aviation held approximately
32.5% of the outstanding shares of Common Stock. The Joint Plan provides for payment in full, without interest accruing after the Petition Date, of all allowed claims,

including unsecured claims. Additionally, the Joint Plan provides for the merger of Hawaiian into HHIC, with HHIC to be the surviving entity but to change its name to Hawaiian Airlines, Inc., a Delaware corporation. We will retain our equity interest in Hawaiian; however, in connection with the Joint Plan, we will be required to issue shares of Common Stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of our existing common shareholders.

On October 5, 2004, the Bankruptcy Court approved the disclosure statement for the Joint Plan. The Joint Plan was submitted to creditors for vote on approximately October 15, 2004 and the deadline for voting on the Joint Plan was
December 15, 2004. All Class 5 creditors who submitted ballots (the
"Lease-Related Claims" class consisting of the Ansett and Boeing claims owned by
RC Aviation) voted to accept the Joint Plan. More than 95% in both number and amount of each other impaired class of creditors entitled to vote on the Joint
Plan accepted the Joint Plan. Holdings and HHIC, as the sole shareholders of
Hawaiian, also voted to accept the Joint Plan. The Joint Plan was, therefore, accepted by more than the required two-thirds of the dollar amount of eligible claims and more than the required one-half of the number of claims from each class of creditors entitled to vote on the Joint Plan. At the conclusion of the confirmation hearing for the Joint Plan on March 11, 2005, the Bankruptcy Court
concluded that all of the requirements for confirmation had been met and that findings of fact and conclusions of law and an order would be entered following ratification of the proposed agreements with The Association of Flight
Attendants ("AFA") and ALPA.

On February 19, 2005, a final proposed agreement was reached with the negotiating committee of AFA, and on March 14, 2005, the agreement was ratified.
On March 14, 2005, a final proposed agreement (the "Proposed ALPA Agreement")
was reached with the negotiating committee of ALPA, but the members of ALPA did not ratify the Proposed ALPA Agreement. Consequently, on March 29, 2005, the
Trustee's motion (the "Section 1113 Motion") to impose an agreement on ALPA pursuant to Section 1113 of the Bankruptcy Code commenced before the Bankruptcy
Court, but was not completed. The hearing was continued to April 13, 2005, and is anticipated to be completed no later than April 15, 2005, though the
Bankruptcy Court may not rule at the conclusion of the hearing. Hawaiian and
ALPA may engage in negotiations before the hearing resumes. During the hearing on March 29, 2005, the Bankruptcy Court expressly ruled that: (1) it can grant relief to Hawaiian to impose the contract proposed by Hawaiian with the Section
1113 Motion, even if the Bankruptcy Court does not conclude that the changes requested are absolutely essential to allow Hawaiian to continue operating; and
(2) the Bankruptcy Court can impose the contract proposed with the Section 1113
Motion, rather than the Proposed ALPA Agreement reached with the ALPA negotiating committee, because the members of ALPA did not ratify the Proposed
ALPA Agreement.

The Proposed ALPA Agreement would have provided certain rights to ALPA and its members if there is a change of control or a sale, merger, or substantial reduction of operations, all as defined in that agreement, in replacement for change of control rights that existed under the prior agreement. The new remedies available to ALPA would have included the right, to the extent the collective bargaining agreement had an amendable date which is less than two years from the date of the Change of Control or Adverse Transaction (as such terms are defined in the agreement), to unilaterally extend the Proposed ALPA
Agreement for a period of two years from such date and to require a payment of
$1.5 million in either Common Stock or cash. Comparable provisions would likely have been needed to have been added in each of the other collective bargaining agreements negotiated with the other unions that represent Hawaiian's employees.
The aggregate Common Stock or cash payment upon a Change of Control or Adverse
Transaction would, therefore, likely have increased to approximately $5.6 million. These provisions would have replaced change of control provisions under the existing collective bargaining agreements. Under those agreements, the definition of change of control is unclear, and if a change of control occurred, the potential remedies available to each union include the right to extend unilaterally its collective bargaining agreement for three years, with a 4% pay increase each year. We and Hawaiian

believe that no change of control occurred under the prior collective bargaining agreements and each of the unions elected to re-open negotiations under the prior collective bargaining agreements as of their amendable date, without exercising any right it might have had to extend them.

If the Bankruptcy Court ultimately determines to impose the contract proposed by
Hawaiian with the Section 1113 Motion, the Joint Plan proponents will thereafter present to the Bankruptcy Court, for execution by the Bankruptcy Court, the
"Findings of Fact And Conclusions Of Law Re Third Amended Joint Plan Of
Reorganization Filed By Chapter 11 Trustee, The Official Committee Of Unsecured
Creditors, Hawaiian Holdings, Inc., HHIC, Inc., And RC Aviation LLC, Dated As Of
March 11, 2005" and the "Order Confirming Third Amended Joint Plan Of
Reorganization Filed By Chapter 11 Trustee, The Official Committee Of Unsecured
Creditors, Hawaiian Holdings, Inc., HHIC, Inc., And RC Aviation LLC, Dated As Of
March 11, 2005" (the "Confirmation Order"). Among other things, the Confirmation
Order will authorize the reorganized Hawaiian, upon the Effective Date (as defined below), to consummate the provisions of the Joint Plan. One of the conditions to the occurrence of the Effective Date is that the Confirmation
Order is a final order (the "Final Order Requirement"). Unless the Final Order
Requirement is waived, the Effective Date should occur approximately 10 days after entry of the Confirmation Order, unless an order is entered staying the
Confirmation Order. If the Final Order Requirement is waived, and no stay of the
Confirmation Order is entered, the Effective Date could occur earlier than 10 days after entry of the Confirmation Order. We cannot predict if the Final Order
Requirement will be waived, or if an opposing party will appeal the Confirmation
Order and seek to obtain a stay of the Confirmation Order, or if such a stay is sought, whether it will be granted. Further, we cannot predict if the Final
Order will be appealed and, if appealed, the outcome and consequences of such appeal.

The Effective Date is anticipated to be in the latter half of April 2005 (the
"Effective Date"). However, we can provide no assurance that we will be able to consummate the Joint Plan successfully.

Holdings has agreed to set aside 1,500,000 shares of the Common Stock in a pool for allocation to employees of Hawaiian. Under the agreement, shares in the pool will be allocated between the time of Hawaiian's emergence from bankruptcy and
May 2007, among employees of Hawaiian (other than officers) or to their accounts in Hawaiian's 401(k) or similar plan. The shares will be allocated pursuant to formulas set forth in the agreement.

FINANCING ARRANGEMENTS

The Trustee, Holdings and RC Aviation entered into a Restructuring Support
Agreement, dated as of August 26, 2004 (the "Restructuring Support Agreement"),
pursuant to which we and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint
Plan. The Joint Plan provides that the minimum unrestricted cash on hand at
Hawaiian on the Effective Date will be at least $70 million. In order to fund these obligations under the Joint Plan, we and RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility, the proceeds of a rights offering to our existing shareholders, or the proceeds of the sale of a new series of Holdings preferred stock to RC Aviation. We and RC Aviation have elected to finance the
Joint Plan with a $50 million senior secured credit facility together with approximately $100 million of convertible senior notes as more fully described below.

Subject to the final completion of the negotiations and satisfaction of the conditions to closing, on the Effective Date, Holdings, as guarantor, expects to enter into a three-year credit agreement (the "Credit Agreement") with Hawaiian, as borrower, and Wells Fargo Foothill, Inc., D.B. Zwirn Special

Opportunities Fund, L.P., Bernard National Loan Investors Ltd. and certain other lenders (collectively, the "Lenders"). The Credit Agreement will provide
Hawaiian with a $50 million facility comprised of (i) a $25 million revolving line of credit (the "Revolving Facility"), subject to availability under a borrowing base formula based on Hawaiian's eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15 million sublimit for letters of credit and up to $5 million in swing loans and
(ii) a $25 million term loan (the "Term Loan"). At the option of Hawaiian, the
Revolving Facility and the Term Loan each may bear interest either at the Wells
Fargo Bank prime rate ("Prime Rate") or the rate at which U.S. Dollar deposits are offered to major banks in the London interbank market, adjusted by a prescribed reserve percentage ("LIBOR"). If Hawaiian chooses the Prime Rate, interest will accrue at a rate of 1.5% above the Prime Rate. If Hawaiian chooses
LIBOR, interest will accrue at a rate of 4% above LIBOR. All obligations under the Credit Agreement bear interest at a minimum per annum rate of 5%.

Borrowings under the Credit Agreement will be used initially to fund distributions under the Joint Plan and to pay fees, costs and expenses in connection therewith and with the Credit Agreement and transactions contemplated thereby; thereafter, such borrowings are to be used for working capital and other lawful purposes.

Commencing three months from the Effective Date, amortization payments in the amount of $2,083,333 each will be payable by Hawaiian quarterly in arrears in connection with the Term Loan, which matures three years from the Effective
Date. We will guarantee all obligations, liabilities and indebtedness under or in connection with the Credit Agreement and the other loan documents
(collectively, the "Loan Documents"). Obligations of Holdings and Hawaiian under the Loan Documents will be secured by a first priority lien on substantially all of their respective assets, whether then owned or thereafter acquired, including their engines, spare parts, accounts receivable, bank accounts, investment property, inventory, intangibles, equipment, trademarks, copyrights and patents, and a pledge of their equity interests in their respective subsidiaries.

The Credit Agreement will contain provisions requiring the Term Loan to be prepaid from net cash proceeds from the sale of assets by Holdings, Hawaiian or any of their subsidiaries, issuance of debt and receipt of extraordinary receipts, subject to certain exceptions and limitations. The Credit Agreement will contain numerous financial and other covenants, including limitations on indebtedness, liens, fundamental changes, dividends, stock repurchases, disposal of assets, prepayments, change of control, investments and transactions with affiliates. In addition, Hawaiian will be required to maintain (i) specified levels of minimum EBITDA, (ii) a certain leverage ratio, and (iii) specified levels of excess borrowing availability under the Revolving Facility plus certain cash.

Subject to final completion of the negotiations and satisfaction of the conditions to closing, on the Effective Date, we intend to issue approximately
$100 million aggregate principal amount of Convertible Senior Notes due 2010
(the "Notes"). The Notes will be issued pursuant to an indenture (the
"Indenture"), dated the Effective Date, by and among Holdings, as issuer, and
The Bank of New York, as trustee (the "Trustee"), and sold pursuant to a purchase agreement, dated the Effective Date, by and among Holdings, as issuer,
Hawaiian, as guarantor, and the purchasers named in Schedule A thereto. The
Notes will be subordinate to Holdings' secured indebtedness and will be guaranteed by Hawaiian. The Notes will bear interest at a rate to be determined, payable semiannually in cash in arrears. On each interest payment date, each holder will also receive a cash payment equal to the per share cash dividends paid on each share of the Common Stock during the prior three-month period multiplied by the number of shares into which the Notes may be converted.

The Notes will be convertible at any time in whole or in part at the option of the holders into Common Stock at an initial conversion rate which is to be determined, but at a premium to market, subject to

certain anti-dilution protections. Upon conversion, we will also pay the holders accrued interest as of the date of conversion and an amount equal to 50% of the remaining prospective interest from the date of conversion through maturity
(together, the "Make Whole Payment"). In the event of a conversion caused by a certain non-public change of control (as defined in the Indenture), the Enhanced
Make Whole Payment will be the greater of the Make Whole Payment that would have been payable had such change of control not occurred or a percentage to be determined of the principal amount of the Note; provided that, if the conversion occurs on or after March 25, 2009, the Enhanced Make Whole Payment shall be a percentage to be determined of the principal amount of the Note. The Make Whole
Payment will be payable in cash and/or Common Stock. The Notes will contain provisions suspending the holder's right of conversion to the extent that such conversion would result in such holder owning in the aggregate more than 9.9% of the Common Stock.

We may redeem the Notes on or after the second anniversary of the date of issuance, for cash, at par (plus accrued and unpaid interest) if the closing price of the Common Stock has exceeded 150% of the conversion price for at least
20 out of 30 consecutive trading days prior to the date of the notice of redemption. The Notes will be convertible at any time prior to the date such redemption is effective. We will be required to repurchase all or part of the
Notes upon a change in control (as defined in the Indenture) at a price equal to
101% of par plus accrued and unpaid interest.

The Indenture will contain various covenants, including limitations on senior indebtedness, dividends, transactions with affiliates, use of proceeds, restricted payments and issuances and sales of preferred stock by subsidiaries.
Events of default under the Indenture will include our failure to pay principal or interest on the Notes when due, or our failure to comply with the Indenture, and cross defaults with respect to certain other indebtedness (as applicable and subject to certain grace periods). Upon an event of default on the Notes, the outstanding principal balance of the Notes will bear interest at a rate equal to
1% greater than the rate otherwise applicable.

The Notes will be issued and sold in a private placement, and the Notes and
Common Stock into which they are convertible will be required to be registered with the SEC not later than 180 days from the date of issuance, subject to certain grace periods. Failure by Holdings to file a registration statement within the applicable time limitations shall result in registration delay payments accruing, (i) in respect of the Notes then outstanding, at a rate per annum equal to 0.25% of the aggregate principal amount of the Notes then outstanding during the 90-day period immediately following the occurrence of any registration delay, which rate shall increase by 0.25% per annum of the aggregate principal amount of the Notes outstanding at the end of each subsequent 90-day period, but shall not exceed in the aggregate 1.00% per annum of the aggregate principal amount of the Notes outstanding, and (ii) in respect of each share of converted Common Stock then outstanding, at a rate per annum equal to 0.25% of the conversion rate during the 90-day period immediately following the occurrence of any registration delay, which rate shall increase by
0.25% per annum of the conversion rate at the end of each subsequent 90-day period, but shall not exceed in the aggregate 1.00% per annum of the conversion rate.

While Holdings has no formal financing commitments for the Credit Agreement or the Notes and final terms of the financing agreements, including pricing terms, are subject to final negotiation, the financing documentation is substantially complete. We believe that we will be able to complete the required financing transactions necessary to fund the Joint Plan, subject to resolution of the ALPA issues and assuming no material deterioration in market conditions. There can be no assurance, however, that we can successfully consummate such financings. In the event that such financings are not available. Holdings will utilize the funds available under the Restructuring Support Agreement. See Note 2 to
Consolidated Financial Statements.

                               SEGMENT INFORMATION

Principally all of Hawaiian's flight operations either originate or end in the
State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in the various markets that Hawaiian serves. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian's chief operating decision-maker on both Hawaiian's geographic components and Hawaiian's product and service components, resulting in components based on products and services constituting one operating segment. As Hawaiian offers only one service (i.e., air transportation), management of Hawaiian has concluded that it has only one segment of business for the periods in which Hawaiian is consolidated into the
Company's operations.

                              RESULTS OF OPERATIONS

Prior to the bankruptcy of Hawaiian we consolidated Hawaiian because we controlled Hawaiian through our ownership of all of the voting stock of
Hawaiian. Following the Petition Date, we expected to regain full control of
Hawaiian in a relatively short period of time. We had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that
Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, we and Hawaiian continued to have both a common Board of Directors and common management. As a result, we continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding our ability to facilitate a timely reorganization and regain full control of
Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of us and
Hawaiian. As a result, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation of Hawaiian, the financial statements and certain footnotes included therein do not reflect comparable business activity on a period-to-period basis. The statement of operations for the three months ended
March 31, 2003 includes the consolidated operating results of Holdings and
Hawaiian. The statement of operations for the three months ended March 31, 2004 includes the deconsolidated results of Hawaiian Holdings only, which consists substantially of corporate expenses included in other operating expenses. The balance sheets at March 31, 2004 and December 31, 2003 include the deconsolidated balances of Holdings only.

 THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Our results for the three months ended March 31, 2004, are deconsolidated from
Hawaiian and primarily consist of corporate expenses included within other operating expenses. These expenses include legal and professional fees related to Hawaiian's Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses. Our results in 2003 are not comparable to 2004 as the 2003 results include the operating results of
Hawaiian for the period from January 1, 2003 to March 31, 2003 consolidated with our results, while our results in 2004 include stand-alone deconsolidated results.

                         LIQUIDITY AND CAPITAL RESOURCES

Hawaiian's Chapter 11 filing has significantly affected, and is expected to continue to significantly affect, our liquidity and capital resources. The
Chapter 11 proceedings will involve, or may result in, various restrictions on our activities, limitations on financing and the need to obtain approval of the Bankruptcy Court for various matters. See "Chapter 11
Reorganization."

Our working capital deficit at March 31, 2004 was $1.8 million (with $3.1 million of current assets and $4.9 million of current liabilities), as compared to a working capital deficit of $2.9 million (with $0.4 million of current assets and $3.3 million of current liabilities) at December 31, 2003.

As of March 31, 2004, we had approximately $1.5 million in cash and cash equivalents, and $0.5 million in restricted cash. As of December 31, 2003, we had $1,000 in cash and cash equivalents, and $0.5 million in restricted cash.
The increase in our unrestricted cash of $1.5 million during the three months ended March 31, 2004 was the result of the use of $0.9 million of cash in operating activities, offset by $2.4 million of net cash provided by financing activities. Cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash, to us immediately prior to Hawaiian's bankruptcy filing. We had
$1.4 million due to Hawaiian as of March 31, 2004.

As described in greater detail under "Chapter 11 Reorganization," the confirmation and consummation of the Joint Plan will involve certain financial obligations on the part of Holdings. We and RC Aviation have agreed, pursuant to the Restructuring Support Agreement, to raise debt financing for Hawaiian described therein in order to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint Plan. In order to fund their obligations under the
Joint Plan, we and RC Aviation have the flexibility to utilize one or more sources of financing, including the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility. The incurrence of any such indebtedness is contingent upon, among other things, the confirmation of the Joint Plan.

The Chapter 11 Filing, including the subsequent appointment of a trustee to operate Hawaiian's business, as more fully discussed above, and the resulting uncertainty regarding Hawaiian's future prospects raised substantial doubt about the ability of both Holdings and Hawaiian to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to consummate the Joint Plan of reorganization of Hawaiian, as more fully discussed above, or another plan of reorganization of Hawaiian. We have obtained the necessary approvals and arranged the necessary financing in order to consummate the Joint Plan, with the exception of the approval of the Air Line Pilots
Association ("ALPA") (as described above). The financing we have arranged is contingent upon Hawaiian's ultimate emergence from bankruptcy protection and negotiation and execution of final documentation. The occurrence of certain events prior to Hawaiian's emergence from bankruptcy (including the inability to resolve the outstanding ALPA issues) could result in the arranged financing not being available to us and Hawaiian, which might prevent us from consummating the
Joint Plan and therefore delay or prevent Hawaiian's emergence from bankruptcy.
The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any of the adjustments that would result if Holdings or Hawaiian were unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of our assets or the amounts of our liabilities that will be necessary as a consequence of the consummation of the Joint Plan or another plan of reorganization.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our
Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As disclosed in greater detail elsewhere in this filing, on March 21, 2003,
Hawaiian, Holdings' wholly-owned operating subsidiary and source of cash flow, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.
Since May 30, 2003, Hawaiian has operated under the supervision of a Chapter 11 trustee. Holdings filed its Form 10-Q Quarterly Report for the first quarter of
2003 and has been unable to file any quarterly or annual periodic reports since such date. The current members of management of Holdings did not join Holdings until June 2004. As a result, the evaluation of the disclosure controls and procedures referred to in this Item 4 below took place in March 2005, in preparation for this filing. In addition, the statement below that there was no change in our internal controls over financial reporting is based solely upon the knowledge of current management. Lastly, with the Trustee in charge of operating Hawaiian's business since May 2003 and retaining such authority until such time as the Joint Plan is consummated, we do not have unfettered access to information and documents regarding Hawaiian. Consequently, information contained in this Item 4 regarding controls and procedures is expressly limited to Holdings only and thereby expressly excludes Hawaiian.

DISCLOSURE CONTROLS AND PROCEDURES.

Holdings maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of Holdings'
disclosure controls and procedures as of the end of the period covered by this report conducted by Holdings' management in March 2005, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and
Chief Financial Officers believe that these controls and procedures are effective to ensure that Holdings is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

CHAPTER 11 CASE

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter
11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization is being administered under the caption "In re Hawaiian Airlines, Inc., Case No.
03-00817". The Chapter 11 case is discussed in greater detail under "Business --
Chapter 11 Reorganization of Hawaiian."

GOTBAUM V. HAPP - ADV. PROC. NO. 03-90060

On or about November 17, 2003, the Trustee brought a lawsuit against John Happ, our former Vice President, Sales and Marketing, who resigned on February 15,
2003. In that lawsuit, the Trustee seeks injunctive and monetary relief against
Happ based upon his alleged violation of a covenant not to compete and other contractual obligations which occurred when he accepted a similar position with
ATA Airlines, Inc. in July 2003. Pursuant to a settlement, the adversary proceeding was dismissed with prejudice by order of the Bankruptcy Court dated
January 25, 2005.

GOTBAUM V. ADAMS, ET AL., ADV. NO. 03-90061 (BANKR. D. HAW.).

On November 28, 2003, the Trustee filed a complaint (the "Complaint") with the
Bankruptcy Court, naming Mr. Adams (our Chief Executive Officer prior to June
2004), AIP, Airline Investors Partnership and Smith Management LLC (together, the "Adams Defendants") and Holdings, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law; avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law;
and unjust enrichment under Hawaii law. The factual allegations relate to a $25 million self-tender offer undertaken by Hawaiian announced on May 31, 2002 (the
"Self-Tender") that was subsequently consummated; payments made by Hawaiian
Airlines to Smith Management in the total amount of $2.75 million; $200,000 in compensation paid by Hawaiian to defendant Mr. Adams; and $500,000 transferred from Hawaiian to Holdings. Based on all of the claims in the Complaint, the
Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit.

The Adams Defendants and we served answers denying all material allegations of the Complaint on January 5, 2004 and on February 18, 2004, respectively. On
January 4, 2005, Hawaiian announced that the Adams Defendants had agreed to pay
Hawaiian $3.6 million to settle the lawsuit brought by the Trustee. The
Bankruptcy Court approved the settlement on February 24, 2005. Such amount will be paid to Hawaiian once it successfully emerges from bankruptcy.

SEC INVESTIGATION AND CIVIL ACTION

On September 22, 2003, we received notice that the SEC had opened a formal, nonpublic investigation of Hawaiian and several of its then officers related to the Self-Tender.

We announced on March 13, 2004 that the Staff of the San Francisco District
Office of the SEC was considering recommending that the SEC authorize a civil action against Mr. Adams, our former Chairman, and AIP for possible violations of securities laws related to the Self-Tender. On September 23, 2004, Hawaiian announced a settlement agreement with the SEC that resolves the SEC's investigation of the Self-Tender, pursuant to which investigation the SEC concluded that the Self-Tender violated SEC rules relating to tender offers.
Under the terms of the settlement, the SEC will not file any claim or seek any monetary penalties against Hawaiian, and Hawaiian pledges to comply with tender offer disclosure rules if it should ever again make a public tender offer.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As a result of its filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, Hawaiian is in default on substantially all of its debt and lease obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS

     (a)  Exhibits

Exhibit No.   Description
-----------   -----------

    31.1      Rule 13a-14(a) Certification of Chief Executive Officer

    31.2      Rule 13a-14(a) Certification of Chief Financial Officer.

    32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

    32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

1.   On January 9, 2004, Holdings filed a Current Report on Form 8-K to attach the Unaudited Monthly Operating Report for the month of November 2003 filed by Hawaiian with the Bankruptcy Court on December 19, 2003.

2.   On February 4, 2004, Holdings filed a Current Report on Form 8-K to attach the Unaudited Monthly Operating Report for the month of December 2003 filed by Hawaiian with the Bankruptcy Court on January 20, 2004.

3.   On February 10, 2004, Holdings filed a Current Report on Form 8-K regarding a joint plan of reorganization for Hawaiian filed by Boeing Capital
     Corporation, BCC Equipment Leasing Corporation, and Corporate Recovery
     Group, LLC.

4.   On March 2, 2004, Holdings filed a Current Report on Form 8-K to attach the
     Unaudited Monthly Operating Report for the month of January 2004 filed by
     Hawaiian with the Bankruptcy Court on February 20, 2004.

5.   On March 3, 2004, Holdings filed a Current Report on Form 8-K announcing that Holdings and AIP, LLC had filed a preliminary plan of reorganization with the Bankruptcy Court that proposes to recapitalize and reorganize
     Hawaiian.

6.   On March 19, 2004, Holdings filed a Current Report on Form 8-K regarding motions filed in Hawaiian's bankruptcy proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HAWAIIAN HOLDINGS, INC.

March 31, 2005                          By /s/ Randall L. Jenson
                                           -------------------------------------
                                           Randall L. Jenson
                                           Chief Financial Officer, Treasurer
                                           and Secretary (Principal Financial
                                           and Accounting Officer)

