Form 10-Q
period 2004-06-30
HAWAIIAN HOLDINGS  INC
filed 2005-03-31
CIK 1172222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-31443

                             HAWAIIAN HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                          71-0879698
     (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

    12730 HIGH BLUFF DRIVE, SUITE 180                             92130-2075
          SAN DIEGO, CALIFORNIA                                   (Zip Code)
(Address of Principal Executive Offices)

                                 (858) 523-0219
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

As of July 31, 2004, 30,101,227 shares of the Registrant's common stock were outstanding.

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
                      QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         Statements of operations for the three months and six months ended June
         30, 2004 and 2003

         Condensed balance sheets as of June 30, 2004 and December 31, 2003

         Statements of cash flows for the six months ended June 30, 2004 and
         2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

                                       ii

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                     ------------------   ------------------
                                                      2004(*)   2003(*)   2004(*)   2003(**)
                                                      -------   -------   -------   --------

Operating Revenue:
   Passenger                                          $    --   $    --   $    --   $133,687
   Charter                                                 --        --        --     11,832
   Cargo                                                   --        --        --      5,619
   Other                                                   --        --        --      5,926
                                                      -------   -------   -------   --------
      Total                                                --        --        --    157,064
                                                      -------   -------   -------   --------

Operating Expenses:
   Wages and benefits                                      --        --        --     55,217
   Aircraft fuel, including taxes and oil                  --        --        --     25,716
   Maintenance materials and repairs                       --        --        --     15,573
   Aircraft rent                                           --        --        --     29,502
   Other rentals and landing fees                          --        --        --      6,146
   Sales commissions                                       --        --        --      1,096
   Depreciation and amortization                           --        --        --      1,813
   Other                                                2,589       451     3,854     36,011
                                                      -------   -------   -------   --------
      Total                                             2,589       451     3,854    171,074
                                                      -------   -------   -------   --------
Operating Loss                                         (2,589)     (451)   (3,854)   (14,010)
                                                      -------   -------   -------   --------

Nonoperating Income (Expense):
   Reorganization items, net                               --        --        --     (1,773)
   Interest income, net                                     2        --         3         54
   Loss on disposition of equipment and other, net         --        --        --       (186)
                                                      -------   -------   -------   --------
      Total                                                 2        --         3     (1,905)
                                                      -------   -------   -------   --------

Net Loss                                              $(2,587)  $  (451)  $(3,851)  $(15,915)
                                                      =======   =======   =======   ========

Net Loss Per Common Stock Share:
   Basic                                              $ (0.09)  $ (0.02)  $ (0.13)  $  (0.56)
                                                      =======   =======   =======   ========
   Diluted                                            $ (0.09)  $ (0.02)  $ (0.13)  $  (0.56)
                                                      =======   =======   =======   ========

Weighted Average Number of Common Shares
   Outstanding:
   Basic                                               29,574    28,456    29,155     28,414
                                                      =======   =======   =======   ========
   Diluted                                             29,574    28,456    29,155     28,414
                                                      =======   =======   =======   ========

*    Includes the deconsolidated results of Hawaiian Holdings, Inc. for the entire period.

**   Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. from January 1, 2003 through March 31, 2003 and the deconsolidated results of Hawaiian Holdings, Inc. from April 1, 2003 through June 30, 2003.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                June 30,   December 31,
                                                                  2004         2003
                                                               ---------   ------------

ASSETS
Current Assets:
   Cash and cash equivalents                                   $     458    $       1
   Other receivables                                               1,060          286
   Prepaid expenses and other                                        716           75
                                                               ---------    ---------
      Total current assets                                         2,234          362
                                                               ---------    ---------
Noncurrent Assets:
   Restricted cash                                                   500          500
      Total Assets                                                 2,734          862
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                1,258          771
   Accrued liabilities                                               609          474
   Due to related parties                                          3,027        2,046
                                                               ---------    ---------
         Total current liabilities                                 4,894        3,291
                                                               ---------    ---------
Other Liabilities and Deferred Credits:
   Losses in excess of investment in Hawaiian Airlines, Inc.      61,302       61,302
                                                               ---------    ---------

Commitments and Contingent Liabilities

Shareholders' Deficiency:
   Common Stock and Special Preferred Stock                          298          285
   Capital in excess of par value                                 64,184       60,077
   Accumulated deficit                                          (127,944)    (124,093)
                                                               ---------    ---------
         Shareholders' deficiency                                (63,462)     (63,731)
                                                               ---------    ---------
         Total Liabilities and Shareholders' Deficiency        $   2,734    $     862
                                                               =========    =========

See Accompanying Notes to Condensed Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                                -------------------
                                                                 2004(*)   2003(**)
                                                                --------   --------

Cash Flows From Operating Activities:
   Net loss                                                     $(3,851)   $(15,915)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                   --       1,669
      Amortization                                                   --         144
      Net periodic postretirement benefit cost                       --         642
      Increase in restricted cash                                    --     (13,710)
      Increase in accounts receivables                               --      (3,604)
      Increase in spare parts and supplies                           --        (732)
      Increase in prepaid expenses and other                       (641)     (3,701)
      Increase (decrease) in accounts payable                       487      (7,585)
      Increase in air traffic liability                              --       3,136
      Increase in accrued liabilities                               135         822
      Change in due to/from related parties                         981         (79)
      Other, net                                                   (774)      2,698
                                                                -------    --------
         Net cash used in operating activities                   (3,663)    (36,215)
                                                                -------    --------
Reorganization items, net                                            --      (1,773)
                                                                -------    --------
Cash Flows From Investing Activities:
      Additions to property and equipment                            --      (2,577)
      Net proceeds from disposition of equipment                     --           1
                                                                -------    --------
         Net cash used in investing activities                       --      (2,576)
                                                                -------    --------
Cash Flows From Financing Activities:
      Repayment of long-term debt                                    --        (481)
      Repayment of capital lease obligations                         --        (262)
      Proceeds from issuance of Common Stock                      4,120          --
                                                                -------    --------
         Net cash provided by (used in) financing activities      4,120        (743)
                                                                -------    --------
Net impact on cash of Hawaiian Airlines, Inc. deconsolidation        --     (30,600)
Net increase (decrease) in cash and cash equivalents                457     (71,907)
Cash and cash equivalents - Beginning of Period                       1      71,908
                                                                -------    --------
Cash and cash equivalents - End of Period                       $   458    $      1
                                                                =======    ========

*    Includes the deconsolidated cash flows of Hawaiian Holdings, Inc. for the entire period.

**   Includes the consolidated cash flows of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc. from January 1, 2003 through March 31, 2003 and the deconsolidated cash flows of Hawaiian Holdings, Inc. from April 1, 2003 through June 30, 2003.

See Accompanying Notes to Condensed Financial Statements.

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

On June 14, 2004, RC Aviation LLC ("RC Aviation") purchased ten million shares of the Common Stock from AIP, LLC, reducing AIP, LLC's ownership of the Company to approximately 14 percent of the Common Stock. Also as part of the purchase,
John W. Adams resigned as the Company's Chairman and

Chief Executive Officer and RC Aviation and AIP, LLC entered into a stockholders agreement, under which, among other things, AIP, LLC agreed to cause the directors that AIP, LLC had previously designated to the Board of Directors of the Company to resign (other than Gregory S. Anderson), and Lawrence S.
Hershfield and Randall L. Jenson (the "RC Designees") to be appointed to the
Company's Board of Directors. AIP also agreed, among other things, to vote all of its common stock and Series A Special Preferred Stock (a) in favor of the election, as members of the Board of Directors of the Company, of persons identified by RC Aviation for nomination or so nominated in accordance with the
Company's Amended and Restated Certificate of Incorporation and the Company's
Amended Bylaws, (b) to otherwise effect the intent of the stockholders agreement, which is to cause RC Designees to become members of the Board of
Directors of the Company, and (c) to otherwise vote such equity securities at the direction of RC Aviation.

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

----------------
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

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All
Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition
Date, the Company expected to regain full control of Hawaiian in a relatively short period of time. The Company had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the
Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued
to have both a common Board of Directors and common management. As a result, the
Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding the ability of the Company to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the
Trustee to operate Hawaiian's business, instead of the common Board of Directors and common management of the Company and Hawaiian. As a result, effective April
1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting.

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

The Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The statement of operations for the six months ended June 30, 2003 includes the consolidated operating results of the Company and Hawaiian for three months. The statement of operations for the three months ended June 30, 2004 and 2003, and the statement of operations for the six months ended June 30, 2004 include the deconsolidated results of the Company only, which consists substantially of corporate expenses included in other operating expenses. The balance sheets at
June 30, 2004 and December 31, 2003 include the deconsolidated balances of the
Company only. Summary financial information of Hawaiian for the three and six months ended June 30, 2004, is presented below, in thousands.

                                           Three Months Ended   Six Months Ended
Income Statement Data                         June 30, 2004       June 30, 2004
---------------------                      ------------------   ----------------
Operating revenue                               $191,178            $369,009
Operating expense                                172,958             335,048
Operating income                                  18,220              33,961
Reorganization items, net                          3,284               7,038
Nonoperating expenses                                194                 197
Income before taxes                               14,742              26,726
Provision for income taxes                         5,561              10,312
Net income                                         9,181              16,414

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
The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the periods ended June 30, 2004 and
2003. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model.

                                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------   ------------------
(in thousands, except share data)                         2004     2003       2004      2003
---------------------------------                       -------   ------    -------   --------

Net loss:
   As reported                                          $(2,587)  $ (451)   $(3,851)  $(15,915)

   Less: Total stock based employee compensation
      expense determined under the fair value method
      for all awards                                         93       93        187        229
   Pro forma                                            $(2,680)  $ (544)   $(4,038)  $(16,144)
                                                        =======   ======    =======   ========

Basic and diluted earnings per share
   As reported                                          $ (0.09)  $(0.02)   $ (0.13)  $  (0.56)
                                                        =======   ======    =======   ========
   Pro forma                                            $ (0.09)  $(0.02)   $ (0.14)  $  (0.57)
                                                        =======   ======    =======   ========

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

5. REORGANIZATION ITEMS

Reorganization items, net represents amounts directly associated with Hawaiian's reorganization and restructuring subsequent to the Petition Date and are presented separately in the statement of operations for the period during which
Hawaiian was consolidated by the Company. Reorganization items, net for the six months ended June 30, 2003, consists primarily of professional fees incurred in connection with Hawaiian's Chapter 11 filing.

6. INCOME TAXES

No income tax provision or benefit was recorded for the periods ended June 30,
2004 and 2003, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets. Utilization of the
Company's deferred tax assets is based on the Company generating taxable income in the future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. As of June 30, 2004, the Company has recognized a full valuation allowance on its net deferred tax assets.

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

Included in other operating expenses for the six months ended June 30, 2003 is
$0.2 million, related to a services agreement with Smith Management LLC ("Smith
Management"), whereby Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr.
Adams is also the president of Smith Management.

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of the Company, generally relating to the Company's obligations as a public company. In addition, Hawaiian transferred $500,000, which is recorded as restricted cash, to the Company immediately prior to Hawaiian's bankruptcy filing. The Company had $1.4 million due to Hawaiian as of June 30, 2004 and
December 31, 2003.

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

8. COMPREHENSIVE LOSS

For the three months ended June 30, 2004 and 2003, total comprehensive loss was
$2.6 million and $0.5 million, respectively. For the six months ended September
30, 2004 and 2003, total comprehensive loss was $3.9 million and $17.5 million, respectively. The different between the net loss and total comprehensive loss for the six months ended June 30, 2003 was due to changes in the fair value of derivative financial instruments of Hawaiian during the period Hawaiian was consolidated by the Company.

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

While Holdings has no formal financing commitments for the Credit Agreement or the Notes and final terms of the financing agreements, including pricing terms, are subject to final negotiation, the financing documentation is substantially complete. We believe that we will be able to complete the required financing transactions necessary to fund the Joint Plan, subject to resolution of the ALPA issues and assuming no material deterioration in market conditions. There can be no assurance, however, that we can successfully consummate such financings. In the event that such financings are not available, Holdings will utilize the funds available under the Restructuring Support Agreement. See Note 2 to Notes
to Financial Statements.

                               SEGMENT INFORMATION

Principally all of Hawaiian's flight operations either originate or end in the
State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in the various markets that Hawaiian serves. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian's chief operating decision-maker on both Hawaiian's geographic components and Hawaiian's product and service components, resulting in components based on products and services constituting one operating segment. As Hawaiian offers only one service (i.e., air transportation), management of Hawaiian has concluded that it has only one segment of business for the periods in which Hawaiian is consolidated into
Holdings' operations.

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

Hawaiian, the financial statements and certain footnotes included therein do not reflect comparable business activity on a period-to-period basis. The statement of operations for the six months ended June 30, 2003 includes the consolidated operating results of Holdings and Hawaiian for three months. The statement of operations for the three months ended June 30, 2004 and 2003, and the statement of operations for the six months ended June 30, 2004 include the deconsolidated results of Holdings only, which consists substantially of corporate expenses included in other operating expenses. The balance sheets at June 30, 2004 and
December 31, 2003 include the deconsolidated balances of Holdings only.

  THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Our results for the three months ended June 30, 2004 and 2003, are deconsolidated from Hawaiian and primarily consist of corporate expenses included within other operating expenses. These expenses include legal and professional fees related to Hawaiian's Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses.
These expenses increased in 2004 compared to 2003 as a result of costs incurred in connection with the Joint Plan.

Our results in 2003 are not comparable to 2004 as the 2003 results include the operating results of Hawaiian for the period from January 1, 2003 to March 31,
2003 consolidated with our results, and our stand-alone deconsolidated results from April 1, 2003 to December 31, 2003.

    SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Our results for the six months ended June 30, 2004 are not comparable our results for the six months ended June 30, 2003 as the 2003 results included the operating results of Hawaiian consolidated with ours for the first three months of the year. Our expenses for all periods subsequent to April 1, 2003 consist almost entirely of legal and professional fees related to Hawaiian's Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

Hawaiian's Chapter 11 filing has significantly affected, and is expected to continue to significantly affect, our liquidity and capital resources. The
Chapter 11 proceedings involve, and may result in, various restrictions on our activities, limitations on financing and the need to obtain approval of the
Bankruptcy Court for various matters. See "Chapter 11 Reorganization."

Our working capital deficit at June 30, 2004 was $2.7 million (with $2.2 million of current assets and $4.9 million of current liabilities), as compared to a working capital deficit of $2.9 million with $0.4 million of current assets and
$3.3 million of current liabilities at December 31, 2003.

As of June 30, 2004, we had approximately $0.5 million in cash and cash equivalents, and $0.5 million in restricted cash. As of December 31, 2003, we had $1,000 in cash and cash equivalents, and $0.5 million in restricted cash.
The increase in our unrestricted cash of $0.5 million during the six months ended June 30, 2004 was primarily the result of the use of $3.7 million of cash in operating activities, offset by $4.1 million of net cash provided by financing activities. Cash provided by financing activities consisted primarily of proceeds from the exercise of stock options.

As a holding company, Holdings did not have any contractual obligations as of
June 30, 2004 other than liabilities payable to Hawaiian, Ranch Capital, LLC, and AIP, LLC, a former control person of Hawaiian Holdings ("AIP"), each as described below:

Subsequent to Holdings' corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to Holdings' obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash, to us immediately prior to Hawaiian's bankruptcy filing. We had $1.4 million due to Hawaiian as of June 30, 2004.

Also, we had $19,000 due to Ranch Capital, LLC as of June 30, 2004 related to travel expenses for our officers, Lawrence S. Hershfield and Randall L. Jenson, paid by Ranch Capital, LLC on our behalf. Mr. Hershfield and Mr. Jenson are the
Chief Executive Officer and Managing Director, respectively, of Ranch Capital,
LLC.

In addition, Holdings incurred certain amounts of debt owed to AIP or its affiliates. AIP informed us that Holdings owed AIP and its affiliates an aggregate amount of $1.6 million. This indebtedness arose due to expenditures paid on Holdings' behalf by AIP and its affiliates to fund costs associated with maintaining Holdings' status as a public company, costs related to preparing a plan of reorganization for Hawaiian, and other obligations of Holdings. Amounts owed by Holdings to AIP were settled in 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Inasmuch as the Trustee has been in charge of operating Hawaiian's business since May 2003 and will retain such authority until such time as the Joint Plan is confirmed and consummated, we do not have unfettered access to information and documents regarding Hawaiian. Consequently, information contained in this
Item 4 regarding controls and procedures is expressly limited to Holdings only and thereby expressly excludes Hawaiian.

DISCLOSURE CONTROLS AND PROCEDURES.

Holdings maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of Holdings'
disclosure controls and procedures as of the end of the period covered by this report conducted by Holdings' management, with the participation of the Chief
Executive and Chief Financial Officers, the Chief Executive and Chief Financial
Officers believe that these controls and procedures are effective to ensure that
Holdings is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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
and unjust enrichment under Hawaii law. The factual allegations relate to a $25 million self-tender offer undertaken by Hawaiian announced on May 31, 2002 (the
"Self-Tender") that was subsequently consummated; payments made by Hawaiian to
Smith Management in the total amount of $2.75 million; $200,000 in compensation paid by Hawaiian to defendant Mr. Adams; and $500,000 transferred from Hawaiian to Holdings. Based on all of the claims in the Complaint, the Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5. OTHER INFORMATION.

          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.   Description
-----------   -----------
    10.1      Stock Purchase Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 2 to the
              Schedule 13D filed by RC Aviation, LLC, RC Aviation Management,
              LLC, and Lawrence S. Hershfield on June 21, 2004).*

    10.2      Stockholders Agreement, dated as of June 11, 2004, by and between
              AIP, LLC and RC Aviation, LLC (filed as Exhibit 3 to the Schedule
              13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and
              Lawrence S. Hershfield on June 21, 2004).*

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

* Hereby incorporated by reference.

     (b)  Reports on Form 8-K

On June 8, 2004, Holdings filed a Current Report on Form 8-K to attach the
Unaudited Monthly Operating Report for the month of April 2004 filed by Hawaiian
Airlines, Inc. with the Bankruptcy Court on May 20, 2004.

On May 4, 2004, Holdings filed a Current Report on Form 8-K to attach the
Unaudited Monthly Operating Report for the month of March 2004 filed by Hawaiian
Airlines, Inc. with the Bankruptcy Court on April 20, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HAWAIIAN HOLDINGS, INC.

March 31, 2005                         By /s/ Randall L. Jenson
                                          --------------------------------------
                                          Randall L. Jenson
                                          Chief Financial Officer, Treasurer and
                                          Secretary (Principal Financial and
                                          Accounting Officer)

