Form 10-Q
period 2004-09-30
HAWAIIAN HOLDINGS  INC
filed 2005-03-31
CIK 1172222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [x] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [x] Yes [_] No

As of October 31, 2004, 30,101,227 shares of the Registrant's common stock were outstanding.

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

                                       i

                             HAWAIIAN HOLDINGS, INC.
                           (PARENT COMPANY OF DEBTOR)
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

           Statements of operations for the three months and nine months ended
           September 30, 2004 and 2003

           Condensed balance sheets as of September 30, 2004 and December 31,
           2003

           Statements of cash flows for the nine months ended September 30, 2004 and 2003

           Notes to Condensed Financial Statements

Item 2.    Management's discussion and analysis of financial condition and results of operations

Item 3.    Quantitative and qualitative disclosures about market risk

Item 4.    Controls and procedures

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

           Signatures

                                       ii

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                             Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                            -------------------   ------------------
                                             2004(*)    2003(*)   2004(*)   2003(**)
                                            --------   --------   -------   --------

Operating Revenue:
   Passenger                                $    --    $    --    $    --   $133,687
   Charter                                       --         --         --     11,832
   Cargo                                         --         --         --      5,619
   Other                                         --         --         --      5,926
                                            -------    -------    -------   --------
      Total                                      --         --         --    157,064
                                            -------    -------    -------   --------
Operating Expenses:
   Wages and benefits                            --         --         --     55,217
   Aircraft fuel, including taxes and oil        --         --         --     25,716
   Maintenance materials and repairs             --         --         --     15,573
   Aircraft rent                                 --         --         --     29,502
   Other rentals and landing fees                --         --         --      6,146
   Sales commissions                             --         --         --      1,096
   Depreciation and amortization                 --         --         --      1,813
   Other                                      1,757        531      5,611     36,542
                                            -------    -------    -------   --------
      Total                                   1,757        531      5,611    171,605
                                            -------    -------    -------   --------

Operating Loss                               (1,757)      (531)    (5,611)   (14,541)
                                            -------    -------    -------   --------
Nonoperating Income (Expense):
   Reorganization items, net                     --         --         --     (1,773)
   Interest income, net                           1         --          4         54
   Loss on disposition of equipment and
      other, net                                 --         --         --       (186)
                                            -------    -------    -------   --------
      Total                                       1         --          4     (1,905)
                                            -------    -------    -------   --------

Net Loss                                    $(1,756)   $  (531)   $(5,607)  $(16,446)
                                            =======    =======    =======   ========

Net Loss Per Common Stock Share:
   Basic                                    $ (0.06)   $ (0.02)   $ (0.19)  $  (0.58)
                                            =======    =======    =======   ========
   Diluted                                  $ (0.06)   $ (0.02)   $ (0.19)  $  (0.58)
                                            =======    =======    =======   ========
Weighted Average Number of Common Shares
   Outstanding:
   Basic                                     30,006     28,456     29,441     28,428
                                            =======    =======    =======   ========
   Diluted                                   30,006     28,456     29,441     28,428
                                            =======    =======    =======   ========

*    Includes  the  deconsolidated  results of Hawaiian  Holdings,  Inc. for the entire period.

**   Includes the consolidated  results of Hawaiian Holdings,  Inc. and Hawaiian
     Airlines,  Inc.  from  January  1,  2003  through  March  31,  2003 and the deconsolidated  results  of  Hawaiian  Holdings,  Inc.  from  April 1, 2003 through September 30, 2003.

See Accompanying Notes to Condensed Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                               September 30,   December 31,
                                                                    2004           2003
                                                               -------------   ------------

ASSETS
Current Assets:
   Cash and cash equivalents                                     $   1,134      $       1
   Other receivables                                                 1,060            286
   Prepaid expenses and other                                          575             75
                                                                 ---------      ---------
      Total current assets                                           2,769            362
                                                                 ---------      ---------

Noncurrent Assets:
   Restricted cash                                                     500            500

      Total Assets                                                   3,269            862
                                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                  1,638            771
   Accrued liabilities                                                 507            474
   Due to related parties                                            3,041          2,046
                                                                 ---------      ---------
         Total current liabilities                                   5,186          3,291
                                                                 ---------      ---------

Other Liabilities and Deferred Credits:
   Losses in excess of investment in Hawaiian Airlines, Inc.        61,302         61,302
                                                                 ---------      ---------

Commitments and Contingent Liabilities

Shareholders' Deficiency:
   Common Stock and Special Preferred Stock                            301            285
   Capital in excess of par value                                   66,180         60,077
   Accumulated deficit                                            (129,700)      (124,093)
                                                                 ---------      ---------

         Shareholders' deficiency                                  (63,219)       (63,731)
                                                                 ---------      ---------

         Total Liabilities and Shareholders' Deficiency          $   3,269      $     862
                                                                 =========      =========

See Accompanying Notes to Condensed Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                ------------------
                                                                2004(*)   2003(**)
                                                                -------   --------

Cash Flows From Operating Activities:
   Net loss                                                     $(5,607)  $(16,446)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                   --      1,669
      Amortization                                                   --        144
      Net periodic postretirement benefit cost                       --        642
      Increase in restricted cash                                    --    (13,710)
      Increase in accounts receivable                                --     (3,604)
      Increase in spare parts and supplies                           --       (732)
      Increase in prepaid expenses and other                       (500)    (3,726)
      Increase (decrease) in accounts payable                       867     (7,316)
      Increase in air traffic liability                              --      3,136
      Increase in other accrued liabilities                          33        920
      Change in due to/from related parties                         995        182
      Other, net                                                   (774)     2,626
                                                                -------   --------

         Net cash used in operating activities                   (4,986)   (36,215)
                                                                -------   --------
Reorganization items, net                                            --     (1,773)
                                                                -------   --------
Cash Flows From Investing Activities:
      Additions to property and equipment                            --     (2,576)
                                                                -------   --------
         Net cash used in investing activities                       --     (2,576)
                                                                -------   --------

Cash Flows From Financing Activities:
      Repayment of long-term debt                                    --       (481)
      Repayment of capital lease obligations                         --       (262)
      Proceeds from issuance of Common Stock                      6,119         --
                                                                -------   --------
         Net cash provided by (used in) financing activities      6,119       (743)
                                                                -------   --------

Net impact on cash of Hawaiian Airlines, Inc. deconsolidation        --    (30,600)

Net increase (decrease) in cash and cash equivalents              1,133    (71,907)

Cash and cash equivalents - Beginning of Period                       1     71,908
                                                                -------   --------

Cash and cash equivalents - End of Period                       $ 1,134   $      1
                                                                =======   ========

*    Includes the deconsolidated  cash flows of Hawaiian Holdings,  Inc. for the entire period.

**   Includes  the  consolidated  cash  flows of  Hawaiian  Holdings,  Inc.  and
     Hawaiian Airlines, Inc. from January 1, 2003 through March 31, 2003 and the deconsolidated  cash flows of Hawaiian  Holdings,  Inc.  from April 1, 2003 through September 30, 2003.

See Accompanying Notes to Condensed Financial Statements.

                             HAWAIIAN HOLDINGS, INC.
                           (PARENT COMPANY OF DEBTOR)

                     Notes to Condensed Financial Statements
           (All dollar amounts in thousands, unless otherwise stated)

1. BUSINESS AND ORGANIZATION

Hawaiian Holdings is a holding company incorporated in the State of Delaware. On
August 29, 2002, Hawaiian became a wholly owned subsidiary of the Company pursuant to a corporate restructuring under which the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Company shares on a one-for-one basis and became shareholders of the Company (the
"Corporate Restructuring"). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenue and revenue passenger miles, is the largest airline headquartered in Hawaii. Hawaiian is engaged primarily in the scheduled transportation of passengers, cargo and mail.
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
                                                                                              =======      =======     ======

----------
1  The amount and classification of the claim filed by American Airlines, Inc.
   ("AA") are in dispute. AA has filed a claim for approximately $11 million, which it contends belongs to Class 4. Hawaiian disputes a substantial portion of AA's claim, but the full $11 million is included above. Hawaiian also contends that a significant portion of AA's claim should be categorized in Class 5.

2  To the extent a portion of AA's claim is categorized in Class 5, AA will not receive cash or stock. It will receive a 15-year fully amortizing promissory note, which bears interest at the rate of 6.5% per annum.
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

The Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The statement of operations for the nine months ended September 30, 2003 includes the consolidated operating results of the Company and Hawaiian for three months.
The statement of operations for the three months ended September 30, 2004 and
2003, and the statement of operations for the nine months ended September 30,
2004 include the deconsolidated results of the Company only, which consists substantially of corporate expenses included in other operating expenses. The balance sheets at September 30, 2004 and December 31, 2003 include the deconsolidated balances of the Company only. Summary financial information of
Hawaiian for the three and nine months ended September 30, 2004 is presented below, in thousands.

                                    Three Months Ended        Nine Months Ended
Income Statement Data               September 30, 2004       September 30, 2004
---------------------               ------------------       ------------------

Operating revenue                        $210,819                 $579,828
Operating expense                         178,677                  513,725
Operating income                           32,142                   66,103
Reorganization items, net                 117,299                  124,337
Nonoperating income (expense)                 193                       (4)
Loss before taxes                          84,964                   58,238
Provision for income taxes                 10,095                   20,408
Net loss                                   95,059                   78,646

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
The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the periods ended September 30, 2004 and
2003. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model.

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                              ------------------   ------------------
(in thousands, except share data)                2004     2003       2004      2003
---------------------------------              -------   ------    -------   --------

Net Loss:
   As reported                                 $(1,756)  $(531)    $(5,607)  $(16,446)

   Less: Total stock based employee
      compensation expense determined under
      the fair value method for all awards          66      93         252        322
                                               -------   -----     -------   --------
   Pro forma                                   $(1,822)  $(624)    $(5,859)  $(16,768)
                                               =======   =====     =======   ========

Basic and diluted earnings per share
   As reported                                 $ (0.06)  $(0.02)   $ (0.19)  $  (0.58)
                                               =======   ======    =======   ========
   Pro forma                                   $ (0.06)  $(0.02)   $ (0.20)  $  (0.59)
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

5. REORGANIZATION ITEMS

Reorganization items, net represents amounts directly associated with Hawaiian's reorganization and restructuring subsequent to the Petition Date and are presented separately in the statement of operations for the period during which
Hawaiian was consolidated by the Company. Reorganization items, net for the nine months ended September 30, 2003 consists primarily of professional fees incurred in connection with Hawaiian's Chapter 11 filing.

6. INCOME TAXES

No income tax provision or benefit was recorded for the periods ended September
30, 2004 and 2003, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets. Utilization of the
Company's deferred tax assets is based on the Company generating taxable income in the future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. As of September 30, 2004, the Company has recognized a full valuation allowance on its net deferred tax assets.

7. STOCK PURCHASES, RELATED PARTY TRANSACTIONS AND RELATED LITIGATION

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

Included in other operating expenses for the nine months ended September 30,
2003 is $0.2 million related to a services agreement with Smith Management LLC
("Smith Management"), whereby Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr.
Adams is also the president of Smith Management.

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of the Company, generally relating to the Company's obligations as a public company. In addition, Hawaiian transferred $500,000, which is recorded as restricted cash, to the Company immediately prior to Hawaiian's bankruptcy filing. The Company had $1.4 million due to Hawaiian as of September 30, 2004 and December 31, 2003.

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

8. COMPREHENSIVE LOSS

For the three months ended September 30, 2004 and 2003, total comprehensive loss was $1.8 million and $0.5 million, respectively. For the nine months ended
September 30, 2004 and 2003, total comprehensive loss was $5.6 million and $18.1 million, respectively. The difference between the net loss and total comprehensive loss for the nine months ended September 30, 2003 was due to changes in the fair value of derivative financial instruments of Hawaiian during the period Hawaiian was consolidated by the Company.

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

While Holdings has no formal financing commitments for the Credit Agreement or the Notes and final terms of the financing agreements, including pricing terms, are for the Credit Agreement or the Notes subject to final negotiation, the financing documentation is substantially complete. We believe that we will be able to complete the required financing transactions necessary to fund the Joint
Plan, subject to resolution of the ALPA issues and assuming no material deterioration in market conditions. There can be no assurance, however, that we can successfully consummate such financings. In the event that such financings are not available, Holdings will utilize the funds available under the
Restructuring Support Agreement. See Note 2 to Consolidated Financial
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

                              RESULTS OF OPERATIONS

Prior to the bankruptcy of Hawaiian we consolidated Hawaiian because we controlled Hawaiian through our ownership of all of the voting stock of
Hawaiian. Following the Petition Date, we expected to regain full control of
Hawaiian in a relatively short period of time. We had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that
Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, we and Hawaiian continued to have both a common Board of Directors and common management. As a result, we continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding our ability to facilitate a timely reorganization and regain full control of
Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of us and
Hawaiian. As a result, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation of Hawaiian, the financial statements and certain footnotes included therein do not reflect comparable business activity on a period-to-period basis. The statement of operations for the nine months ended
September 30, 2003 includes the consolidated operating results of Holdings and
Hawaiian for three months. The statement of operations for the three months ended September 30, 2004 and 2003, and the statement of operations for the nine months ended September 30, 2004 include the deconsolidated results of Holdings only, which consists substantially of corporate expenses included in other operating

expenses. The balance sheets at September 30, 2004 and December 31, 2003 include the deconsolidated balances of Holdings only.

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2003

Our results for the three months ended September 30, 2004 and 2003, are deconsolidated from Hawaiian and primarily consist of corporate expenses included within other operating expenses. These expenses include legal and professional fees related to Hawaiian's Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses.
These expenses increased in 2004 compared to 2003 as a result of costs incurred in connection with the Joint Plan. Our results in 2003 are not comparable to
2004 as the 2003 results include the operating results of Hawaiian for the period from January 1, 2003 to March 31, 2003 consolidated with our results, and our stand-alone deconsolidated results from April 1, 2003 to December 31, 2003.

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 2003

Our results for the nine months ended September 30, 2004 are not comparable our results for the nine months ended September 30, 2003 as the 2003 results included the operating results of Hawaiian consolidated with ours for the first three months of the year. Our expenses for all periods subsequent to April 1,
2003 consist almost entirely of legal and professional fees related to
Hawaiian's Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses.

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

Our working capital deficit at September 30, 2004 was approximately $2.4 million
(with $2.8 million of current assets and $5.2 million of current liabilities), as compared to a working capital deficit of $2.9 million (with $0.4 million of current assets and $3.3 million of current liabilities) at December 31, 2003.

As of September 30, 2004, we had approximately $1.1 million in cash and cash equivalents, and $0.5 million of restricted cash. As of December 31, 2003, we had $1,000 in cash and cash equivalents, and $0.5 million of restricted cash.
The increase in our unrestricted cash of $1.1 million during the nine months ended September 30, 2004 was the result of the use of $5.0 million of cash in operating activities, offset by $6.1 million of net cash provided by financing activities. Cash provided by financing activities consisted primarily of sales of Common Stock in private placement transactions in the amount of $2.0 million and proceeds of $4.1 million from the exercise of stock options.

As a holding company, Holdings did not have any contractual obligations as of
September 30, 2004 other than liabilities payable to Hawaiian, Ranch Capital,
LLC, AIP, LLC, a former control person of Holdings ("AIP"), as well as obligations relating to the Joint Plan, each as described below:

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash, to us immediately prior to Hawaiian's bankruptcy filing. We had
$1.4 million due to Hawaiian as of September 30, 2004.

Also, we had $33,000 due to Ranch Capital, LLC as of September 30, 2004 related to travel expenses for our officers, Lawrence S. Hershfield and Randall L.
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

INTERNAL CONTROL OVER FINANCIAL REPORTING.

From the time the Trustee assumed control of Hawaiian in May 2003 until RC
Aviation acquired a controlling interest in Holdings in June 2004, there was no active management at Holdings. Accordingly, management does not believe that there were any mechanisms in place at Holdings during that time for financial reporting or internal controls. Shortly after the assumption of control by RC
Aviation and the institution of new management at Holdings, Holdings hired an outside consultant to provide certain bookkeeping services to provide internal monthly reporting to management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 26, 2004, we issued 351,062 shares of Common Stock to Donald J. Carty for an aggregate consideration of $2,000,000. The issuance of such shares to Mr.
Carty was deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of
Section 4(2) of the Securities Act in reliance upon, among other things, representations by Mr. Carty, including representations regarding his status as an accredited investor (as such term is defined under Rule 501 promulgated under the Securities Act), and his acquisition of such shares for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Carty contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration. The issuance of such shares was not underwritten.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As a result of its filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, Hawaiian is in default on substantially all of its debt and lease obligations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit No.   Description
-----------   -----------
    10.1      Stock Purchase Agreement, dated July 26, 2004, by and between
              Hawaiian Holdings, Inc. and Donald J. Carty.

    10.2      Restructuring Support Agreement, dated as of August 26, 2004, by and among Joshua Gotbaum as Trustee, Hawaiian Holdings, Inc. and
              RC Aviation, LLC

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

