Form 10-K
period 2004-12-31
HAWAIIAN HOLDINGS  INC
filed 2005-03-31
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0879698
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
12730 High Bluff Drive, Suite 180 San Diego, California	92130-2075
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (858) 523-0219

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes           No

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $111 million, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange on June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter.

As of March 23, 2005, 30,751,227 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environments which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

PART I

ITEM 1.    BUSINESS.

Overview

Holdings, incorporated in April 2002 under the laws of the State of Delaware, is a holding company. Its wholly-owned subsidiary, Hawaiian, was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, is the largest airline headquartered in Hawaii. Holdings became the parent of Hawaiian on August 29, 2002, pursuant to the corporate restructuring described below under "Business—Corporate Restructuring." As a result of the corporate restructuring, Holdings' primary asset was its sole ownership, directly and indirectly, of all issued and outstanding shares of the common stock of Hawaiian. As described in greater detail below under "Business—Chapter 11 Reorganization of Hawaiian," on March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court" or "Court") (In re Hawaiian Airlines, Inc., Case No. 03-00817). Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a trustee was selected to serve in connection with the Chapter 11 Filing and operate Hawaiian, which has continued to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The initial trustee has since resigned and been replaced by a duly appointed substitute trustee (the "Trustee"). The appointment of the Trustee effectively served to divest operational and financial control of Hawaiian from the officers and directors of Holdings, and severed the availability of funds needed by Holdings to support its efforts to meet its ongoing obligations, including its Exchange Act reporting requirements. Effective as of April 1, 2003, Holdings deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. See Note 3 of our Financial Statements. As a result, for financial reporting purposes, Holdings currently is, and has been throughout 2004, a holding company with no business operations or properties. Accordingly, as used in this Annual Report on Form 10-K, the terms "Company", "we", "our", and "us" refer to: (i) Hawaiian Airlines, Inc. only, with respect to periods prior to August 29, 2002 (the date of the aforementioned corporate restructuring); (ii) Hawaiian Holdings, Inc. and its subsidiaries, with respect to the period from August 29, 2002 through and including March 31, 2003; and (iii) Hawaiian Holdings, Inc. only, with respect to the periods from and after April 1, 2003.

As described in greater detail below under "Business—Chapter 11 Reorganization of Hawaiian," Holdings, the Trustee, the Official Committee of Unsecured Creditors of Hawaiian, a wholly-owned subsidiary of Holdings, and RC Aviation, LLC have filed an amended Joint Plan of Reorganization to provide for Hawaiian to emerge from bankruptcy. The joint plan provides for payment in full of all allowed claims, including unsecured claims. We anticipate that Hawaiian will emerge from bankruptcy in the latter half of April 2005. However, we cannot provide any assurance that we will be able to consummate Hawaiian's joint plan of reorganization successfully, and that we will regain full control of Hawaiian. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in Holdings.

Since we have not controlled Hawaiian from the time a trustee was appointed in May, 2003, the disclosure contained in this Annual Report on Form 10-K regarding the operations of Hawaiian is limited and based only upon our best knowledge of such operations. Accordingly, much of the disclosure contained in this Form 10-K is with respect to Holdings as a holding company, exclusive of the business of Hawaiian. The discussion and analysis of our financial condition and results of operations, appearing in Item 7 hereof, is directed toward stand-alone deconsolidated results for the periods for which Hawaiian's results were not consolidated with our results, and consolidated results for the periods for which Hawaiian's results were consolidated with our results. Following the anticipated emergence of Hawaiian from bankruptcy, which we anticipate will occur in the latter half of April 2005, although there can be no certainty as to such date, we will file a Form 8-K containing pro forma financial statements to report the consolidated financial condition and results of operations of Holdings and Hawaiian.

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

Aircraft Leases

Hawaiian has reached agreements with Ansett Worldwide Aviation Services, Inc. ("Ansett"), International Lease Finance Corporation ("ILFC"), and BCC Leasing, who together lease Hawaiian its entire fleet of Boeing 767-300ER and 717-200 aircraft, on revised long-term leases, which have been approved by the Bankruptcy Court. Hawaiian also cancelled the delivery of two Boeing 767-300ER aircraft scheduled for delivery during 2003 and returned two Boeing 717-200 aircraft to BCC Leasing in late 2003 and early 2004. The revised leases and cancellations provided Hawaiian with significant savings in monthly aircraft rentals, but also resulted in lease related claims against Hawaiian for Ansett (the "Ansett Claim") and BCC Leasing of approximately $107.5 million and $66.5 million, respectively. The amendments to the Ansett leases allow Ansett to terminate those leases early, after not less than 180 days' prior notice to Hawaiian, beginning on March 21, 2007. Ansett can terminate up to two Ansett aircraft leases between March 21, 2007 and September 20, 2007, up to three additional Ansett aircraft leases between September 21, 2007 and March 20, 2008; and up to two additional Ansett aircraft leases between March 21, 2008 and September 20, 2009. After September 20, 2009, Ansett can terminate up to all seven Ansett aircraft leases on not less than 180 days' notice. If Ansett elects to terminate any lease, Hawaiian shall be relieved of all obligations to pay basic rent or other amounts upon any such termination. See "The Joint Plan" and "Certain General Case Summary Matters".

The Joint Plan

On September 9, 2004, Holdings, the Trustee, the Creditor's Committee, HHIC, Inc., a wholly-owned subsidiary of Holdings ("HHIC"), and RC Aviation, LLC ("RC Aviation"), filed an amended Joint Plan of Reorganization (as amended on October 4, 2004 and again on March 11, 2005, the "Joint Plan") to provide for Hawaiian to emerge from bankruptcy. As described in greater detail below under "Business—RC Aviation, LLC Transaction and Related Transactions," as of March 23, 2005, RC Aviation held approximately 32.5% of the outstanding shares of Common Stock. The Joint Plan provides for payment in full, without interest accruing after the Petition Date, of all allowed claims, including unsecured claims. Additionally, the Joint Plan provides for the merger of Hawaiian into HHIC, with HHIC to be the surviving entity but to change its name to Hawaiian Airlines, Inc., a Delaware corporation. We will retain our equity interest in Hawaiian; however, in connection with the Joint Plan, we will be required to issue shares of Common Stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of our existing common shareholders.

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

The following table briefly summarizes the classification and treatment of claims under the Joint Plan, the estimated allowed claims and the anticipated treatment (in millions):

			Anticipated Treatment
Class	Classification	Treatment under the Joint Plan	Cash	Installment Payments	Common Stock
Unclassified	Unsecured Priority Tax Claims	In cash, paid in up to twenty-four (24) equal quarterly installments.	$1.2	$30.1	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	1.0	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	—	2.8	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4[1] (Impaired)	Unsecured Claims not included in a category below.	At the election of the holder, either (a) cash in an amount equal to fifty percent (50%) of the allowed claim and Common Stock equal to fifty percent (50%) of the allowed claim, based on a stock value of $6.16 per share; or (b) cash equal to 100% of the allowed claim.	36.3	—	—
Class 5[2] (Impaired)	Lease Related Claims	Cash in an amount equal to fifty percent (50%) of the claim and Common Stock equal to fifty percent (50%) of the claim, based on a stock value of $6.16 per share.	87.0	—	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—
Class 7 (Impaired/ Unimpaired)	Equity Interests	Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, Holdings will be required to issue new Common Stock to creditors of Hawaiian, which will result in a dilution of the ownership interest of Holdings' existing common shareholders.
		Total	$126.4	$32.9	$87.0

[1]	The amount and classification of the claim filed by American Airlines, Inc. ("AA") are in dispute. AA has filed a claim for approximately $11 million, which it contends belongs to Class 4. Hawaiian disputes a substantial portion of AA's claim, but the full $11 million is included above. Hawaiian also contends that a significant portion of AA's claim should be categorized in Class 5.

[2]	To the extent a portion of AA's claim is categorized in Class 5, AA will not receive cash or stock. It will receive a 15-year fully amortizing promissory note, which bears interest at the rate of 6.5% per annum. Because all of AA's claim is included in Class 4 above, pending resolution of the classification dispute, none of that claim is included in Class 5.

The amounts and classifications of the claims above are based on the amounts agreed in the settlement of the claims, with the exception of disputed claims, where the gross claim amount has been included. It is expected that the ultimate resolution of the disputed claims will be lower, but we can provide no assurance that this will occur. See "Certain General Case Summary Matters" and "Additional Disputed Claims" below. For these reasons, the ultimate amounts and classifications of such claims cannot yet be determined.

RC Aviation has purchased the Class 5 claims of Boeing and Ansett. RC Aviation elected to receive cash equal to fifty percent (50%) of the claims and Common Stock equal to fifty percent (50%) of the claims. RC Aviation has informed us of its present intention to distribute, prior to the Effective Date, the Boeing Claim and the Ansett Claim to its members who funded the purchase price of those claims. In addition, RC Aviation has advised us that it intends to distribute to its members, prior to the Effective Date, the 10 million shares of our stock it currently holds. RC Aviation has advised us that it does not currently expect such members to constitute a group or otherwise act in concert.

The Internal Revenue Service (the "IRS") asserted an unsecured, non-priority claim against Hawaiian for tax-related penalties in the amount of approximately $40 million. It was a condition precedent to the consummation of the Joint Plan that such claim shall not be allowed by the Bankruptcy Court. The Bankruptcy Court has disallowed that claim. The IRS has not appealed that ruling, but the IRS's period to appeal that ruling has not yet expired.

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

While Holdings has no formal financing commitments for the Credit Agreement or the Notes and final terms of the financing agreements, including pricing terms, are subject to final negotiation, the financing documentation is substantially complete. We believe that we will be able to complete the required financing transactions necessary to fund the Joint Plan, subject to resolution of the ALPA issues and assuming no material deterioration in market conditions. There can be no assurance, however, that we can successfully consummate such financings. In the event that such financings are not available, Holdings will utilize the funds available under the Restructuring Support Agreement. See "RC Aviation, LLC Transactions".

Certain General Case Summary Matters

Aircraft Leases

On September 15, 2004, the Trustee, BCC Leasing and Holdings, HHIC and RC Aviation (collectively, the "HHI Parties") entered into a comprehensive Memorandum of Understanding (the "MOU") that provides for the following: (a) assumption, on modified terms, of the three 767 aircraft leases and eleven 717 aircraft leases between Hawaiian and BCC Leasing (together, the "Boeing Assumed Leases"), (b) settlement of the claims of BCC Leasing against Hawaiian with respect to certain rejected aircraft leases and certain aircraft leases to be assumed, (c) a BCC Leasing claim for an agreed amount of $66.5 million; and (d) the sale by BCC Leasing to RC Aviation of the $66.5 million claim. The MOU also provides for mutual releases between the Trustee and BCC Leasing, as well as a release of claims for avoidance actions against four affiliates of BCC Leasing.

Under the MOU, the Trustee and the HHI Parties agreed that the Joint Plan shall provide for assumption of the Boeing Assumed Leases and would not provide for their rejection under any circumstances. The Trustee and the HHI Parties also agreed under the MOU that the Joint Plan would provide for the affirmation of certain tax indemnity obligations related to certain rejected leases. The Joint Plan contains such provisions. Under the affirmation, Hawaiian will continue to indemnify BCC Leasing against certain tax matters. Hawaiian believes that any such tax indemnity obligation will not have a material financial impact on Hawaiian and its operations. BCC Leasing agreed, subject to certain limited exceptions, not to object to the Joint Plan. BCC Leasing did not object to the Joint Plan.

By order entered on September 27, 2004, the Bankruptcy Court approved assumption of the Boeing Assumed Leases, and approved the terms of the MOU. The transactions contemplated under the MOU, including the amendment of certain leases and the sale of the BCC Leasing claim to RC Aviation, were consummated on September 30, 2004.

Severance Programs And Related Matters

On November 28, 2003, the Trustee filed a motion seeking approval of (1) a severance program for Hawaiian's management, including its president and chief operating officer, Mark Dunkerley, (2) severance benefits to non-contract employees, and (3) an agreement among the Trustee, the Official Committee of Unsecured Creditors (the "Committee"), and certain officers of Hawaiian to facilitate the ability of those officers to resign as officers of Holdings, and certain other matters. Each of these, as more fully described below, was approved at a hearing held on January 23, 2004.

Severance Program for Management

The severance program for Hawaiian's management provides eleven officers with severance in the form of salary and certain benefits for one year after termination. The program has subsequently been modified to include other officers of Hawaiian. The severance benefits would only be available upon a termination of employment without cause during the 180 day period, or resignation during the 60-day period, following a "Change of Control." A Change of Control was defined to be an event where the Trustee was no longer the trustee, and the chief operating officer (Mark Dunkerley) was not elevated to chief executive officer.

Severance Benefits to Non-Contract Employees

The severance program for non-contract employees provided, to Hawaiian's current and future regular non-contract full-time employees, severance on the same terms and conditions as was available to those employees prior to the Petition Date. That program provides those employees who are involuntarily terminated without cause, with between two and thirteen weeks of severance benefits based on length of service of the employee. The Trustee also retained discretion to pay non-contract employees (including officers) accrued pre-petition vacation and additional severance, provided that payments to any non-contract employee shall not exceed 52 weeks of salary and benefits.

Five Officer Agreement

Five officers of Hawaiian, Mark Dunkerley, Christine Deister, Ruth Ann Yamanaka, Paul Kobayashi and John Wagner (the "Five Officers") were also officers of Holdings on the Petition Date. While these individuals were willing to resign their positions as officers of Holdings, they were concerned about the legal implications of such resignation. Accordingly, the Trustee sought and obtained, on an expedited basis, authority to engage separate counsel to represent the officers. Following negotiations between the Trustee, the Committee and the Five Officers, they agreed to resign their positions provided that they received certain protections from the Trustee. The Trustee, the Committee and Five Officers entered into an agreement (the "Five Officer Agreement") whereby the Trustee and the Committee agreed (a) not to take any action that could result in the subordination of any indemnity claim held by these officers, (b) to allow the officers to make a claim against Hawaiian's existing Directors and Officers Insurance Policies, and (c) to covenant not to sue the officers. The Five Officers agreed to cooperate in the investigation related to the conduct of the business of Holdings or Hawaiian prior to the Trustee's appointment. Mark Dunkerley, Paul Kobayashi and John Wagner remain as officers of Hawaiian.

Other Significant Bankruptcy Court Actions

Extension of Time To Assume Or Reject Unexpired Leases

The current deadline for rejection or assumption of unexpired leases is the earlier of the effective date of a plan of reorganization or May 12, 2005.

Management Incentive Program

The Trustee obtained an order, entered on July 16, 2004, authorizing the implementation of a Management Incentive Plan, which authorizes the Trustee to award performance bonuses to Hawaiian's senior and middle managers. Under the Management Incentive Program, approved with the consent of the Committee but over the objection of Hawaiian's three major unions, the Trustee has authority to award up to $3 million in performance bonuses for work attributable to 2003, and up to $3 million in performance bonuses in 2004 (or $4 million if operating profits exceed $60 million). Those bonuses are to be paid as follows: up to fifty percent of the bonus attributable to 2003 can be paid at any time, with the balance of the bonus payable for 2003 and the full amount of any bonus for work performed in 2004 to be paid on the earlier of December 1, 2004 or the Effective Date. Any bonuses paid to senior management under the Management Incentive Plan will reduce the amount of severance payable to those officers under the severance programs previously approved by the Bankruptcy Court.

Additional Disputed Claims

Pension Benefit Guaranty Corporation

The Pension Benefit Guaranty Corporation ("PBGC") filed at least nine claims in the aggregate amount of more than $200 million relating to the three defined benefit pension plans sponsored and maintained by Hawaiian for unfunded pension liability. Three of those claims were contingent upon termination of the pension plans; the remaining claims were for minimum funding obligations or unpaid premiums.

On or about December 7, 2004, the Trustee and the PBGC executed a stipulation providing, among other things, that so long as Hawaiian did not terminate its pension plans prior to the Effective Date, upon the Effective Date the PBGC will be deemed to have withdrawn its claims against Hawaiian, and that neither the stipulation nor the Joint Plan will affect the liabilities of Hawaiian with respect to its pension plans or the PBGC. All prepetition claims of the PBGC will have been paid in full on the Effective Date. The IRS asserted a penalty claim that it contended arose from the delay in payment of certain of those claims, but the Bankruptcy Court has disallowed that claim. There are accrued unpaid minimum contributions to Hawaiian's pension plan for the four quarters during the calendar year 2004 that total approximately $9.6 million. These amounts must be paid on or before September 15, 2005, together with interest, to avoid any delinquency penalty and assuming the Effective Date occurs in the latter half of April 2005, it is anticipated that Hawaiian will pay these amounts by that date. The PBGC may be entitled to file a lien against the assets of Hawaiian and Holdings to secure payment of these minimum funding obligations for 2004 pending payment.

Internal Revenue Service

In approximately July 2003, the IRS commenced a tax audit of Hawaiian, covering taxes for income, fuel excise, and other matters. The IRS filed a proof of claim which, as amended, was in the amount of approximately $126 million. Of that amount, approximately $87.4 million was said to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The balance of the IRS claim, in the amount of approximately $38.6 million, primarily reflects penalties proposed by the IRS arising from its contention that Hawaiian filed excessive claims related to the non-taxable use of aviation fuel. The Trustee and the IRS settled most of the other components comprising the claim, resulting in a reduction of the total priority claim to approximately $89.4 million (including interest). On March 28, 2005, an order setting forth the allowed amount of the IRS' claim, based upon the agreements reached and the rulings of the Bankruptcy Court was entered by the Bankruptcy Court. The time period for the IRS to appeal the Bankruptcy Court's ruling has not, therefore, expired.

The order entered by the Bankruptcy Court provides as follows: (1) the IRS is allowed a prepetition priority excise tax claim in the amount of $22.0 million; (2) the IRS's prepetition priority income tax claim for income tax adjustments for 2001 and 2002 is estimated and capped at $8.1 million; (3) the IRS is allowed an administrative priority excise tax claim in the amount of $1.0 million and because this is an administrative claim, interest runs on this claim (through November 30, 2004, such interest was $0.2 million); and (4) Hawaiian will be entitled to additional deductions and income reductions in 2003 and/or subsequent years based on the adjustments made by the IRS to Hawaiian's 2001 and 2002 income tax returns. The income tax claim arose from the IRS's disallowance of certain deductions for maintenance expenses in 2001 and 2002, based on its conclusion that such deductions should have been taken in 2003 and/or subsequent years. Pursuant to the agreement with the IRS, Hawaiian is entitled to additional deductions in 2003 and 2004 of $44.2 million and $3.8 million, respectively, for maintenance expenses previously included in Hawaiian's tax returns for 2001 and 2002. In addition, a portion of the IRS's income tax claim for 2001 and 2002 is based on its conclusion that Hawaiian was required to recognize certain air traffic liability income in those years, which Hawaiian had previously recognized in 2003. It is Hawaiian's position that it can reduce its taxable income in 2003 by a like dollar amount, which will reduce Hawaiian's tax liability for 2003. The order provides that absent agreement by Hawaiian and the IRS with respect to the reduction of taxable income in 2003, the Bankruptcy Court shall retain jurisdiction to adjudicate the matter. The allowed administrative priority excise tax claim will be paid in full in cash on the Effective Date. The priority income tax and excise tax claims, totaling approximately $30.1 million, will be paid over approximately 20 quarters following the Effective Date, together with interest thereon from and after the Effective Date, at the rate of 5% per annum. The IRS has taken the position that it can retain and offset income tax refunds against the priority claims to be paid over the 20 quarters following the Effective Date. Hawaiian disputes this position and the issue remains unresolved.

American Airlines

American Airlines ("AA") has filed a proof of claim, as amended, in the amount of approximately $11 million for unpaid rent accruals relating to DC-10 aircraft which Hawaiian leased prior to the Petition Date, unpaid maintenance charges, and airplanes leased from AA whose terms expired prior to the Petition Date. The Trustee disputes a substantial portion and contends that the allowed amount of the claim, other than for rent accruals, should not exceed approximately $2.3 million. By Order entered on or about January 20, 2005, the Bankruptcy Court provided for the continued negotiations among the parties following confirmation of the Joint Plan, or a hearing before the Bankruptcy Court to resolve the issues, if agreement could not be reached, without prejudice to their respective rights.

RC Aviation, LLC Transactions

On June 14, 2004, RC Aviation purchased ten million shares of Common Stock from AIP, the entity which was formerly a control person of Holdings, reducing AIP's ownership of Holdings to approximately 14 percent of the outstanding Common Stock. Also as part of the purchase, Mr. Adams resigned as our Chairman and Chief Executive Officer, and RC Aviation and AIP entered into a stockholders agreement, under which, among other things, AIP agreed to cause (a) the directors that AIP had previously designated to our Board of Directors to resign, with the exception of Gregory Anderson, and (b) Lawrence S. Hershfield and Randall L. Jenson (the "RC Designees") to be appointed to our Board of Directors. AIP also agreed, among other things, to vote all of its common stock and Series A Special Preferred Stock (a) in favor of the election, as members of our Board of Directors, of persons identified by RC Aviation for nomination or so nominated in accordance with our Amended and Restated Certificate of Incorporation and our Amended Bylaws, (b) to otherwise effect the intent of the stockholders agreement, which is to cause the RC Designees to become members of our Board of Directors, and (c) to otherwise vote such equity securities at the direction of RC Aviation.

On December 30, 2004, Holdings, AIP and related parties entered into an agreement pursuant to which the four shares of the aforementioned Series A Special Preferred Stock held by AIP were cancelled.

RC Aviation will receive shares of Common Stock valued at $6.16 per share on account of 50% of the lease-related claims controlled by it under the Joint Plan. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement under the Joint Plan, in exchange for the 50% cash portion that RC Aviation is to receive on account of its lease-related claims, RC Aviation may defer the cash payment it is to receive and instead accept a six-month note if the reorganized Hawaiian does not have sufficient cash to pay all obligations due on the Effective Date and retain at least $70 million in unrestricted cash. Based on current information, it does not appear that this will be necessary and it appears likely that RC Aviation will receive 50% of these claims in cash and 50% in Common Stock, assuming successful consummation of the Credit Agreement and Note financing transitions.

On the Effective Date, we will issue a warrant (the "Warrant") to RC Aviation as required pursuant to an agreement between RC Aviation and us dated August 24, 2004 in which RC Aviation and its members entered into a firm commitment to (a) provide funds to purchase up to $175 million of lease claims at an agreed upon discount, (b) provide up to $60 million if required to fund the Joint Plan and (c) fund a tender offer for all Class 4 claims in the event the Joint Plan was not consummated by March 31, 2005, which the Trustee and RC Aviation have extended until April 29, 2005, estimated at the time to require approximately $38 million. The up to $60 million required to be funded by RC Aviation will be funded, based upon current circumstances, through the issuance of a new series of Holdings non voting convertible preferred stock, providing for dividends at the rate of 5% per annum, payable at the option of Holdings in cash or in kind. If in kind, the holder may elect to receive preferred stock or Common Stock. The preferred stock would be convertible into Common Stock on or after the twelve month anniversary of the issuance date at a price per share based on then current market conditions, but not in excess of $6 per share. The preferred stock would be mandatorily redeemable in cash five years from the issue date. Holdings would be required to use its best efforts to redeem the preferred stock, at 105% of its face amount, prior to the twelve month anniversary of issuance out of the proceeds of a rights offering of Common Stock.

The Warrant will entitle its holder to purchase 100 shares of Series E Preferred Stock. The Series E Preferred Stock will have an aggregate liquidation preference equal to the Black Scholes valuation of the Common Stock Warrant (as defined below). The Series E Preferred Stock will be nonvoting, but will participate in dividends, distributions, mergers and similar events, liquidation, dissolution or winding up of Holdings in an amount equal to the greater of the liquidation preference of the Series E Preferred Stock and the amount that would be received based upon participation with the Common Stock on a pro rata basis. Upon the receipt of shareholder approval of an increase in the number of authorized shares of Common Stock, the Warrant shall be automatically exchanged for a warrant (the "Common Stock Warrant") entitling the holder to purchase 5% of our fully diluted Common Stock (upon giving effect to all securities issued upon the Effective Date), at an exercise price of $7.20 per share, subject to adjustment for certain anti-dilutive events.

In addition if RC Aviation is required to fund the up to $60 million referred to above, it will be entitled to receive a commitment fee in the form of an additional warrant on the terms described above exercisable for 1% of the outstanding Common Stock on a fully diluted basis, for each $12 million of preferred stock purchased by it.

Corporate Restructuring

On August 29, 2002, Hawaiian was restructured into a holding company structure, whereby Hawaiian became a wholly owned subsidiary directly and indirectly of Holdings, and the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Holdings shares on a one-for-one basis and became shareholders of Holdings. The shareholders of Holdings have substantially the same rights, privileges and interests with respect to Holdings as they had with respect to Hawaiian immediately prior to the corporate restructuring, except for any such differences that arise from differences between Delaware and Hawaii law. The purpose of the corporate restructuring was to provide strategic, operational and financing flexibility, and to take advantage of the flexibility, predictability and responsiveness that Delaware law provides.

In connection with the corporate restructuring, Airline Investors Partnership, L.P. ("Airline Investors Partnership"), the majority shareholder of Hawaiian prior to the corporate restructuring, was restructured into AIP, a limited liability company. As part of the restructuring, Holdings acquired and initially owned, indirectly through HHIC, as well as directly, all of the shares of Hawaiian's common stock that were previously held by Airline Investors Partnership. In exchange, AIP received 14,159,403 shares of Holdings common stock (the same number of shares that Airline Investors Partnership owned of Hawaiian common stock immediately prior to the exchange). Immediately after the restructuring, Holdings acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of Holdings common stock. After the completion of the corporate restructuring, the shareholders of Holdings held the same relative percentage of Holdings common stock as they did of Hawaiian common and special preferred stock immediately prior to the corporate restructuring.

In addition, Holdings assumed sponsorship of the existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the corporate restructuring, except that shares of Holdings common stock will be issued upon the exercise or issuance of these options instead of Hawaiian common stock. Furthermore, each pilot participant eligible to receive a share of Hawaiian common stock under the Hawaiian pilots' 401(k) plan and the 2001 letter of agreement with the Hawaiian pilots became eligible to receive, on the same terms and conditions as were in effect immediately prior to the corporate restructuring, one share of Holdings common stock instead.

As part of the corporate restructuring, Holdings also issued to AIP and each of the three labor unions having the right to nominate individuals to our Board of Directors, a number of shares of a corresponding series of Holdings special preferred stock equal to the number of shares of Hawaiian special preferred stock that they held immediately prior to the corporate restructuring. In addition, the existing stockholders agreement among Hawaiian, Airline Investors Partnership and the three labor unions having board nomination rights was amended and restated to make Holdings and AIP parties to the agreement and to have them assume all the rights and obligations of Hawaiian and Airline Investors Partnership under the existing stockholders agreement, respectively. As a result, after the completion of the corporate restructuring, the relative governance rights in Holdings of AIP and these three labor unions were substantially the same as the rights in Hawaiian of Airline Investors Partnership and these three labor unions immediately prior to the corporate restructuring.

Pursuant to the Confirmation Order and the Joint Plan, on the Effective Date, Hawaiian shall be merged into HHIC, with HHIC as the surviving entity which will immediately thereafter be renamed Hawaiian Airlines, Inc. Simultaneously with the merger, each issued and outstanding equity share in HHIC will be exchanged for one share of common stock of the reorganized Hawaiian.

Business of Hawaiian

As described above under "Business—Chapter 11 Reorganization of Hawaiian," inasmuch as the Trustee has been in charge of operating Hawaiian's business since May 2003 and will retain such authority until such time as the Joint Plan is consummated and Hawaiian emerges from bankruptcy, anticipated to be in the latter half of April 2005, we do not have unfettered access to information and documents regarding Hawaiian. Thus, while we believe that the following information concerning the business of Hawaiian is accurate, the disclosure is subject to the foregoing limitations.

Segment Information

Principally all of Hawaiian's flight operations either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in the various markets that Hawaiian serves. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian's chief operating decision-maker on both Hawaiian's geographic components and Hawaiian's product and service components, resulting in components based on products and services constituting one operating segment. As Hawaiian offers only one service (i.e., air transportation), management of Hawaiian has concluded that it has only one segment of business for the periods in which Hawaiian is consolidated into Holding's operations.

Flight Operations

Hawaiian's flight operations are based in Honolulu, Oahu. As of December 31, 2004, Hawaiian operated approximately 135 scheduled flights per day with:

•	daily service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego and San Francisco, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

•	daily service on interisland routes among the four major islands of the State of Hawaii;

•	weekly service on South Pacific routes as the sole direct provider of air transportation from Hawaii to each of Pago Pago, American Samoa, and Papeete, Tahiti in the South Pacific, and scheduled service to Sydney, Australia.

•	charter service two to three times weekly from Honolulu, Hawaii to Anchorage, Alaska; and

•	other special charters.

The following table delineates scheduled and chartered passenger revenue of Hawaiian for the periods during which we consolidated Hawaiian. We did not consolidate Hawaiian during fiscal 2004.

	2003(*)	2002
Transpacific	$87,094	$341,662
Interisland	42,151	180,391
South Pacific	4,442	19,940
Overseas Charter	11,832	46,480
	$145,519	$588,473

*	Only represents the period during which we consolidated Hawaiian.

Aircraft

As of December 31, 2004, Hawaiian operated 11 B717–200 aircraft to service the interisland routes and 14 B767–300ER aircraft to service Hawaiian's transpacific, South Pacific and overseas charter routes.

Codesharing and Other Alliances

Hawaiian is able to provide connections across the United States, Canada and Mexico through codesharing agreements (pursuant to which one carrier places its name and flight numbers, or "code", on flights operated by the other carrier) with Alaska Airlines, America West Airlines, American Airlines, American Eagle Airlines, Continental Airlines and Northwest Airlines. Hawaiian also participates in the frequent flyer programs of Alaska Airlines, America West Airlines, American Airlines, Continental Airlines, Northwest Airlines and Virgin Atlantic Airlines. These programs enhance Hawaiian's revenue opportunities by:

•	providing Hawaiian's customers more value by offering more travel destinations and better mileage accrual/redemption opportunities;

•	gaining access to more connecting traffic from other airlines; and

•	providing members of Hawaiian's alliance partners' frequent flyer program an opportunity to travel on Hawaiian's system while earning mileage credit in the alliance partners' program.

Although these programs and services increase Hawaiian's ability to be more competitive, they also increase Hawaiian's reliance on third parties.

Frequent Flyer Program

Hawaiian maintains its "HawaiianMiles" frequent flyer program to encourage repeat travel on Hawaiian's system and develop a loyal customer base. HawaiianMiles allows passengers to earn mileage credits by flying on Hawaiian and partner airlines. Hawaiian also sells mileage credits to program partners, including credit/debit card companies, phone companies, hotels, and car rental agencies. Mileage credits can be redeemed for free, discounted or upgraded travel on Hawaiian or participating airlines. Most travel awards are subject to capacity limitations.

Competition

Hawaiian faces multiple competitors on its transpacific routes, including major carriers such as United Airlines, American Airlines, Continental Airlines, Northwest Airlines, Delta Airlines and various charter carriers. We believe that transpacific competition is based on factors such as fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service. Currently, Hawaiian is the only provider of direct service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti. While there are several small commuter and "air taxi" companies that provide air transportation between Hawaii's interisland airports that cannot be served by large aircraft, the interisland routes are serviced primarily by Hawaiian and Aloha Airlines. Hawaiian believes that interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

Fuel

Fuel costs, which are currently at historically high levels, constitute a significant portion of Hawaiian's operating expense. Fuel prices are volatile; for example US West Coast average jet fuel prices have increased from $1.22 per gallon as of December 31, 2004 to $1.75 per gallon on March 18, 2005. Each one cent change in the price of jet fuel causes Hawaiian's annual expense for jet fuel to vary by approximately $1.1 million before taking into account the impact of Hawaiian's hedging program discussed below. According to Hawaiian's financial statements for the year ended December 31, 2004, jet fuel costs represented 19.6% of Hawaiian's operating expenses in 2004. The cost of jet fuel is influenced by international political and economic circumstances, such as the political crises in Venezuela and Nigeria in late 2002 and early 2003, post-war unrest in Iraq, OPEC production curtailments, disruption of oil imports, other conflicts in the Middle East, increased demand from China, India and other developing countries, environmental concerns, weather and other unpredictable events. Based on current prices for jet fuel, but excluding the effects of Hawaiian's fuel hedging program discussed below, Hawaiian's expense for jet fuel in 2005 will be approximately $38 million higher than it was in 2004.

In September 2004, Hawaiian resumed its jet fuel hedging program which utilizes forward heating oil contracts in order to moderate market risks and hedge its financial exposure to fluctuations in its cost of jet fuel. Hawaiian employs a hedging strategy whereby heating oil contracts may be used to hedge up to 45% of anticipated jet fuel requirements. Hawaiian does not hold or issue derivative financial instruments for jet fuel hedging or trading purposes. As of March 18, 2005 Hawaiian held futures contracts for approximately 33.8 million gallons of heating oil for the period April 2005 through March 2006, representing approximately 32% and 28% of Hawaiian's forecast fuel requirements for April through December of 2005 and for the first quarter of 2006, respectively. The aggregate cost of heating oil held under these contracts was $43.5 million, with a market value of approximately $52.6 million.

Employees

As of December 31, 2004, Holdings had no employees. Messrs. Lawrence S. Hershfield and Randall L. Jenson, our Chief Executive Officer and Chief Financial Officer, respectively, did not receive any compensation from Holdings during 2004. As of December 31, 2004, Hawaiian had approximately 3,378 active employees of which approximately 2,685 were employed on a full-time basis. Approximately 85% of Hawaiian's employees are covered by labor agreements with the following unions: the International Association of Machinists and Aerospace Workers ("IAMAW"), ALPA, AFA, the Transport Workers Union ("TWU") and the Employees of the Communications Section ("Communications Section"). To date, we have renegotiated new three-year contracts with IAMAW, AFA, TWU and the Communications Section, all of which have obtained ratification of the agreements from their members. The Proposed ALPA Agreement was not ratified by its members.

Recent events at Hawaiian, in particular the 2002 Tender Offer and the bankruptcy proceedings, have harmed the historically good labor relations enjoyed by Hawaiian. While there can be no assurance that Hawaiian's generally good labor relations will improve, we expect to develop and execute a business strategy that recognizes the importance of good relations with Hawaiian's employees.

ITEM 2.    PROPERTIES.

As a holding company, Holdings does not own any physical properties. No information regarding properties owned or leased by Hawaiian is contained herein because the business of Hawaiian was operated under the jurisdiction of the Trustee during 2004, as described in greater detail in "Business—Chapter 11 Reorganization of Hawaiian."

ITEM 3.    LEGAL PROCEEDINGS.

Chapter 11 Case

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization is being administered under the caption "In re Hawaiian Airlines, Inc., Case No. 03-00817". The Chapter 11 case is discussed in greater detail under "Business—Chapter 11 Reorganization of Hawaiian."

Gotbaum v. Happ – Adv. Proc. No. 03-90060

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In the table below, we present the range of the reported high and low sales prices on the AMEX of our Common Stock for the calendar quarters indicated. Our Common Stock is listed on the AMEX and the PCX under the symbol "HA".

	Price Range
	High	Low
2004
First Quarter	$4.90	$2.58
Second Quarter	$7.15	$3.52
Third Quarter	$8.72	$5.50
Fourth Quarter	$6.95	$5.83

2003
First Quarter	$2.10	$1.30
Second Quarter	$1.50	$0.30
Third Quarter	$1.82	$0.75
Fourth Quarter	$3.08	$1.01

On March 23, 2005, the price per share of our Common Stock was $6.75. Past price performance is not indicative of future price performance.

The rights and claims of Hawaiian's various creditors and Holdings will be determined by the Joint Plan. We cannot provide any assurance that we will be able to consummate the Joint Plan successfully. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in Holdings.

There were approximately 984 holders of record of our Common Stock as of March 23, 2005, including record owners holding shares for an indeterminate number of beneficial owners.

We paid no dividends in 2004 or 2003.

As part of the collective bargaining agreement negotiated with ALPA in December 2000, we agreed to distribute 1,685,380 shares of our Common Stock on a quarterly basis to the individual 401(k) accounts of ALPA pilots in our employment during 2001 and 2002. In 2001, 518,910 shares, representing the number of shares required to be distributed in respect of the first, second and third quarters of 2001, were distributed to Vanguard Group, Inc. as trustee for the Hawaiian Holdings, Inc. Pilots' 401(k) Plan. In 2002, 1,051,214 shares, required for the fourth quarter of 2001 and the first, second and third quarters of 2002, were distributed to Vanguard Group, Inc, as trustee. The distribution for the quarter ended December 31, 2002, consisting of 105,776 shares, was made on March 14, 2003 to Vanguard Group, Inc. as trustee.

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the United States) of our issued and outstanding voting capital stock by persons who are not "citizens of the United States". As of December 31, 2004, we believe we are in compliance with the Transportation Act as it relates to voting stock held by non-United States citizens.

Recent Sales of Unregistered Securities

On July 26, 2004, we issued 351,062 shares of Common Stock to Donald J. Carty, one of our directors, for an aggregate consideration of $2,000,000. The issuance of such shares to Mr. Carty was deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act in reliance upon, among other things, representations by Mr. Carty, including representations regarding his status as an accredited investor (as such term is defined under Rule 501 promulgated under the Securities Act), and his acquisition of such shares for investment and not with a view to distribution thereof. The certificates representing the shares issued to Mr. Carty contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration. The issuance of such shares was not underwritten. The shares are subject to registration rights.

On December 8, 2004, we issued 650,000 shares of Common Stock to three institutional investors for an aggregate consideration of $3,770,000 to help fund the ongoing expenses of developing the Joint Plan. The aggregate commissions in connection with such sale were $188,500. The issuance of such shares was deemed exempt from the registration provisions of the Securities Act, by reason of the provision of Section 4(2) of the Securities Act in reliance upon, among other things, the representations by such investors, including representations regarding their status as accredited investors (as such term is defined under Rule 501 promulgated under the Securities Act), and their acquisition of such shares for investment and not with a view to distribution thereof. The certificates representing the shares issued to the investors contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration. The issuance of such shares was not underwritten. The shares are subject to registration rights.

Equity Compensation Plan Information

The following table provides the specified information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,514,000	$2.72	1,629,500
Equity compensation plans not approved by security holders	none	—	none
Total	1,514,000	$2.72	1,629,500

See Note 9 to our financial statements for additional information regarding our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The Selected Financial and Statistical Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Hawaiian Holdings, Inc.
Selected Financial and Statistical Data (dollar amounts in thousands, except per share data)

	Years Ended December 31,
	2004(*)	2003(**)	2002(***)	2001(***)	2000(***)
Summary of Operations:
Operating revenue(a)	$—	$157,064	$632,038	$611,582	$607,2002
Operating expenses(a)(b)	$7,266	$172,157	$688,177	$594,921	$621,022
Operating income (loss)	$—	$(15,093)	$(56,079)	$16,661	$(13,802)
Net income (loss)	$(7,262)	$(16,998)	$(58,275)	$5,069	$(18,615)

Net Income (Loss) per Common Stock Share:
Basic	$(0.24)	$(0.60)	$(1.88)	$0.15	$(0.48)
Diluted	$(0.24)	$(0.60)	$(1.88)	$0.15	$(0.48)

Weighted Average Shares Outstanding:
Basic	29,651	28,435	31,024	33,811	38,537
Diluted	29,651	28,435	31,024	33,947	38,537

Shareholders' Equity Per Share (without dilution)	$(1.99)	$(2.24)	$(5.03)	$(0.62)	$0.54
Shares Outstanding at End of Period	30,751	28,459	28,350	34,151	33,708

Balance Sheet Items:
Total assets	$2,844	$862	$256,166	$305,294	$256,968
Property and equipment, net	—	—	$45,685	$45,256	$83,743
Long-term debt, excluding current portion	—	—	$883	$1,673	$10,763
Capital lease obligations, excluding current portion	—	—	$2,358	$3,308	$2,067
Shareholders' equity(c)	$(61,292)	$(63,731)	$(142,610)	$(21,210)	$18,259

Scheduled Operations:
Revenue passengers	—	1,351	5,587	5,478	5,886
Revenue passenger miles	—	1,144,525	4,804,498	4,295,479	4,492,395
Available seat miles	—	1,622,707	6,246,127	5,587,566	5,967,810
Passenger load factor	—	70.5%	76.9%	76.9%	75.3%
Passenger revenue per passenger mile	—	11.7 ¢	11.0 ¢	11.4 ¢	10.6 ¢

Overseas Charter Operations:
Revenue passengers	—	50	296	367	382
Revenue passenger miles	—	135,947	815,273	1,097,069	1,165,436
Available seat miles	—	163,542	862,096	1,218,734	1,279,749

Total Operations:
Revenue passengers	—	1,401	5,883	5,845	6,268
Revenue passenger miles	—	1,280,472	5,619,771	5,392,548	5,657,831
Available seat miles	—	1,786,249	7,108,223	6,806,300	7,247,559
Passenger load factor	—	71.7%	79.1%	79.2%	78.1%
Revenue Per ASM	—	8.79 ¢	8.89 ¢	8.99 ¢	8.38 ¢
Cost Per ASM	—	9.55 ¢	9.68 ¢	8.74 ¢	8.57 ¢

*	Includes the stand-alone deconsolidated results of Holdings for the entire period.

**	Includes the consolidated results of Holdings and Hawaiian from January 1, 2003 to March 31, 2003 and the stand-alone deconsolidated results of Holdings from April 1, 2003 to December 31, 2003.

***	Includes the consolidated results of Holdings and Hawaiian for the entire period.

(a)	For 2002 and 2001, overall revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(b)	For 2002, operating expenses included a net $8.7 million restructuring charge related to the accelerated retirement of the DC-10 aircraft and the sale of DC-9 aircraft and parts. For 2001, operating expenses included a $30.8 million special credit for estimated proceeds from the federal government under the Stabilization Act and a $3.6 million favorable adjustment to the restructuring charge recorded in 2000. For 2000, operating expenses included a $14.9 million restructuring charge related to DC-9 aircraft and expendable inventory, and a $7.6 million loss on assets held for sale related to sale-leaseback transactions on two DC-10 aircraft.

(c)	For 2002, 2001 and 2000, shareholders' equity included other comprehensive loss related to minimum pension liability adjustments of $96.0 million, $51.6 million and $10.1 million, respectively. The other comprehensive loss related to minimum pension liability was eliminated upon the deconsolidation of Hawaiian during 2003.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As discussed in more detail under "Business—Chapter 11 Reorganization of Hawaiian", on March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. As discussed above, the Trustee has been put in charge of operating Hawaiian's business. The filing of the Trustee motion created significant uncertainty regarding the ability of Hawaiian to facilitate a timely reorganization allowing us to regain full control of Hawaiian in a relatively short period of time. As a result, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our financial results include the consolidated results of us and Hawaiian for all of 2002 and the first quarter of 2003, and our stand-alone deconsolidated results for the last three quarters of 2003 and all of 2004. Therefore, our historical operating results are not comparable on a year-to-year basis.

We anticipate that Hawaiian will emerge from bankruptcy in the latter half of April 2005. However, we cannot provide any assurance that we will be able to consummate the Joint Plan successfully and that we will regain full control of Hawaiian. Accordingly, the discussion and analysis of our financial condition and results of operations is directed toward stand-alone deconsolidated results for the periods for which Hawaiian's results were not consolidated with ours, and our consolidated results for the periods for which Hawaiian's results were consolidated with ours. In addition, our liquidity discussion focuses only on our stand-alone deconsolidated liquidity position. Following the anticipated emergence of Hawaiian from bankruptcy in the latter half of April 2005, we will file a Form 8-K containing pro forma financial statements to report the consolidated financial condition and results of operations of Holdings and Hawaiian.

There are a number of items that may be relevant for a discussion and analysis of Hawaiian's results of operations, current business and industry developments, and liquidity position that we will not discuss because we do not control Hawaiian. Hawaiian's Chapter 11 reorganization is discussed under "Business—Chapter 11 Reorganization of Hawaiian." In addition, summary financial information for Hawaiian is included in Note 3 to the financial statements included herein and Hawaiian's audited financial statements as of December 31, 2004 and 2003, and for each of the three years ended December 31, 2004 are included in this Form 10-K beginning on page F-27.

Results of Operations

This discussion analyzes our operations for the years ended December 31, 2004, 2003 and 2002. The following information should be read together with our audited financial statements and the accompanying notes included elsewhere in this report.

Prior to the bankruptcy of Hawaiian, Holdings consolidated Hawaiian because it controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition Date, Holdings expected to regain full control of Hawaiian in a relatively short period of time. Holdings had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, Holdings and Hawaiian continued to have both a common Board of Directors and common management. As a result, Holdings continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding Holding's ability to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of Holdings and Hawaiian. As a result, effective April 1, 2003, Holdings deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting. Accordingly, Holdings' results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation of Hawaiian, Holdings' financial statements and certain footnotes included therein do not reflect comparable business activity on a year-to-year basis. The 2002 statement of operations data includes the consolidated operating results of Holdings and Hawaiian for the entire year. The 2003 statement of operations includes the consolidated operating results of Holdings and Hawaiian through March 31, 2003, and the deconsolidated results of Holdings only, which consists substantially of legal and consulting fees related to our pursuit of the Joint Plan, legal fees for general corporate matters, and insurance premiums included in other operating expenses, for the period from April 1, 2003 to December 31, 2003. The 2004 statement of operations includes the deconsolidated results of Holdings only for the entire year. The balance sheets at December 31, 2004 and 2003 include the deconsolidated balances of Holdings only.

2004 Compared to 2003

Our results in 2003 are not comparable to 2004 as the 2003 results include the operating results of Hawaiian for the period from January 1, 2003 to March 31, 2003 consolidated with our results, and our stand-alone deconsolidated results from April 1, 2003 to December 31, 2003. Our results in 2004 are deconsolidated from Hawaiian and primarily consist of corporate expenses. These expenses include legal and professional fees related to Hawaiian's Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses. On a deconsolidated basis, these expenses increased from $1.5 million in 2003 to $7.3 million as a result of costs incurred in connection with the Joint Plan.

2003 Compared to 2002

Our results in 2002 are not comparable to 2003 as the 2002 results included the operating results of Hawaiian consolidated with ours for the entire year. As indicated above, 2003 only includes those consolidated results for the first quarter of the year. Please see "Restructuring Charges" below for a discussion of the cost reduction measures taken during 2002 and the first quarter of 2003 and the effects of such actions on our results of operations and financial condition.

Restructuring Charges

During the fourth quarter of 2002, based on a reduction in passenger demand, Hawaiian announced capacity reductions in specific transpacific markets. Hawaiian announced that it would reduce its workforce by approximately 150 employees, or four percent of the total workforce, in an effort to bring its cost structure in line with current and expected revenues. In addition, Hawaiian secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled. As a result of these actions, for the year ended December 31, 2002, Holdings recorded a restructuring charge of $8.7 million related primarily to the accelerated retirement of its remaining eight leased DC-10 aircraft. This charge consisted of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, severance costs for approximately 150 DC-10 pilots, and a write-down of DC-10 improvements and spare parts, partially offset by a credit of $1.4 million related to the sale of eight non-operating DC-9 aircraft and related assets that had been previously written down.

Activity related to the restructuring charges for the years ended December 31, 2003 and 2002, is set forth in greater detail in Note 5 to the financial statements.

Deferred Tax Assets and Valuation Allowance

During the year ended December 31, 2002, Holdings determined that it was no longer more likely than not that any portion of our net deferred tax assets would be realized and therefore recognized a full valuation allowance on our net deferred tax assets as of the beginning of the year, net deferred tax assets generated during the year (including net operating loss carryforwards), and items directly impacting other comprehensive loss (primarily the minimum pension liability). As a result, the valuation allowance for deferred tax assets increased by $44.7 million during the year ended December 31, 2002. Of this increase, $28.0 million relates to increased valuation allowances for the deferred tax effect of current year losses and the valuation allowance on the opening net deferred tax asset, $17.7 million relates to increased valuation allowances for the deferred tax asset attributable to the minimum pension liability, and the remainder relates to an increase in deferred tax assets attributable to other comprehensive loss items. The valuation allowance of Hawaiian was eliminated upon the deconsolidation of Hawaiian during the year ended December 31, 2003.

Deferred tax assets at December 31, 2004 and 2003 related to Holdings only. Due to uncertainty surrounding the realizability of those assets, a valuation allowance has been recorded for the full amount. As of December 31, 2004, Holdings had total net operating loss carryforwards of approximately $5.1 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2022 and 2024.

Liquidity and Capital Resources

As of December 31, 2004, we had $2.7 million in cash and cash equivalents, of which $0.5 million was restricted. Our working capital deficit at December 31, 2004 was $0.5 million, as compared with $2.9 million at December 31, 2003. Liquid assets included in our current assets consist of $2.2 million of cash without restrictions. Current liabilities consist of accounts payable, accrued legal and professional fees and amounts due to related parties, including $1.4 million due to Hawaiian that is related to shared costs paid by Hawaiian and allocated to us prior to Hawaiian's bankruptcy filing.

In 2004, we used $7.5 million of cash in operating activities, which is primarily related to corporate expenses. We had $9.7 million of cash provided by financing activities related to sales of our Common Stock in private placement transactions in the amount of $5.6 million and proceeds in the amount of $4.1 million from the exercise of stock options.

As a holding company, Holdings did not have any material contractual obligations as of December 31, 2004 other than liabilities payable to Hawaiian and Ranch Capital, LLC, each as described below.

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash, to us immediately prior to Hawaiian's bankruptcy filing. We had $1.4 million due to Hawaiian as of December 31, 2004 and 2003.

Also, we had approximately $57,000 due to Ranch Capital, LLC as of December 31, 2004 related to travel expenses for our officers, Lawrence S. Hershfield and Randall L. Jenson, paid by Ranch Capital, LLC on our behalf. Mr. Hershfield and Mr. Jenson are the Chief Executive Officer and Managing Director, respectively, of Ranch Capital, LLC.

As described in greater detail in Item 1 under "Business—Chapter 11 Reorganization of Hawaiian," the consummation of the Joint Plan will involve certain financial obligations on our part. We and RC Aviation have agreed, pursuant to the Restructuring Support Agreement, to raise debt financing for Hawaiian as described therein in order to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint Plan. To that end, we and RC Aviation are in the process of negotiating a $50 million senior secured credit facility as well as the issuance of up to $100 million of convertible senior notes. The incurrence of any such indebtedness is contingent upon, among other things, the confirmation of the Joint Plan. See "Chapter 11 Reorganization of Hawaiian—Financing Arrangements."

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U. S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies for periods when Hawaiian was consolidated are limited to those described below. For a detailed discussion of the application of these and other accounting policies, see Note 3 in the notes to the Holdings financial statements.

Revenue Recognition.    Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. Any adjustments resulting from periodic evaluations of this estimated liability, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Charter and cargo revenue is recognized when the transportation is provided.

Mileage credits are sold in the HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits was deferred and, beginning in 2003, recognized as passenger revenue when transportation was likely to be provided, based on the fair value of the transportation to be provided. Prior to 2003, these amounts were recognized on a comparable basis but were classified as other revenue. The related amounts in the statements of operations for the year ended December 31, 2002 have been reclassified to conform to the 2003 presentation. Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses.

Pension and Other Postretirement Benefits.    Holdings accounted for Hawaiian's defined benefit pension plans using Statement of Financial Accounting Standards 87, "Employer's Accounting for Pensions" ("SFAS No. 87") and its other postretirement benefit plans using Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" ("SFAS No. 106"). Under both SFAS No. 87 and SFAS No. 106, pension expense is recognized on an accrual basis over employees' approximate service periods. Expense calculated under SFAS No. 87 and SFAS No. 106 is generally independent of funding decisions or requirements. Holdings recognized expense for the defined benefit pension plans of $3.3 million and $9.3 million for the years ended December 31, 2003 and 2002, respectively, and other postretirement benefit expense of $0.6 million and $2.6 million the years ended December 31, 2003 and 2002, respectively. The amounts for the year ended December 31, 2003 represent only the period during which Holdings consolidated Hawaiian. The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

Holdings assumed that its plans' assets would generate a long-term rate of return of 9.0% at December 31, 2002, which is unchanged from the rate used at December 31, 2001. Holdings developed its expected long-term rate of return assumption by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by 50 basis points (from 9.0% to 8.5%) would have increased our estimated full-year 2003 pension by approximately $0.9 million. Holdings discounted both its future pension obligations and other postretirement benefit obligations using a rate of 6.75% at December 31, 2002, compared to 7.25% at December 31, 2001. Holdings determined the appropriate discount based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 6.75% to 6.25%) would have increased our pension and other postretirement liabilities at December 31, 2002 by approximately $16.9 million and $1.8 million, respectively, and increased our estimated full-year 2003 pension and other postretirement benefits expenses by approximately $1.9 million and $0.2 million, respectively.

Impairments of Long-Lived Assets.    We recorded impairment losses on long-lived assets used in operations, primarily property and equipment and airport operating rights, when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those items. Cash flow estimates were based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable was reduced to fair value. Estimates of fair value represented our best estimate based on industry trends and reference to market rates and transactions.

We provided an allowance for spare parts inventory obsolescence over the remaining useful life of the related aircraft, plus allowances for spare parts currently identified as excess. These allowances were based on our estimates and industry trends, which are subject to change, and, where available, reference to market rates and transactions. The estimates are more sensitive when we near the end of a fleet life or when we remove entire fleets from service sooner than originally planned.

Frequent Flyer Accounting.    We utilized a number of estimates in accounting for our HawaiianMiles frequent flyer program that are consistent with industry practices. We recorded a liability for the estimated incremental cost of providing travel awards that includes the cost of incremental fuel and meals and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.

Stock Compensation.    We account for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant. We disclose pro forma information regarding what our net loss would have been if we had accounted for option grants using the fair value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). We estimated the fair value of our stock options using a Black-Scholes option pricing model. In December, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS 123R will be effective for periods beginning after June 15, 2005. SFAS 123R offers alternative methods of adoption. At the present time, we have not yet determined which alternative method we will use. Depending on the method we adopt to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure included in our financial statements may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a holding company with no operations, Holdings is not subject to any material market risk. Market risk information is not provided for Hawaiian, the business of which was operated under the jurisdiction of the Trustee during 2004, as described in greater detail in "Business—Chapter 11 Reorganization."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, accompanying notes, Report of Independent Registered Public Accounting Firm and Selected Financial and Statistical Data are contained in this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 13, 2005, our Audit Committee engaged Ernst & Young LLP ("Ernst & Young") to serve as our independent registered public accounting firm. Ernst & Young previously served as our independent accountants prior to resigning as such on June 18, 2003. Ernst & Young continued to serve as the independent accountants for Hawaiian for all periods following Ernst & Young's resignation as our independent accountants. During Ernst & Young's audit of our financial statements for the year ended December 31, 2001, there was a disagreement between us and Ernst & Young regarding the accounting for certain non-passenger related excise taxes of Hawaiian. We ultimately agreed to record an accrual for such excise taxes, which resulted in the matter being resolved to the satisfaction of Ernst & Young. Hawaiian continued to accrue for such excise taxes in subsequent periods, and Ernst & Young's views with respect to such accounting have not changed.

ITEM 9A.	CONTROLS AND PROCEDURES.

Inasmuch as the Trustee has been in charge of operating Hawaiian's business since May 2003 and will retain such authority until such time as the Joint Plan is consummated, we do not have unfettered access to information and documents regarding Hawaiian. Consequently, information contained in this Item 9A regarding controls and procedures is expressly limited to Holdings only and thereby expressly excludes Hawaiian.

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

Management's Report on Internal Control over Financial Reporting.    Management of Holdings is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Holdings' internal control over financial reporting is designed to provide reasonable assurance to Holdings' management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of Holdings' internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, management concluded that, as of December 31, 2004, Holdings' internal control over financial reporting was effective based on those criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited Holdings' financial statements. Ernst & Young's attestation report on management's assessment of Holdings' internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting.    From the time the Trustee assumed control of Hawaiian in May 2003 until RC Aviation acquired a controlling interest in Holdings in June 2004, current management believes there was no active management at Holdings. Accordingly, management does not believe that there were any procedures in place at Holdings during that time for financial reporting or internal controls. Shortly after the assumption of control by RC Aviation and the institution of new management at Holdings, Holdings hired an outside consultant to provide certain bookkeeping services to provide internal monthly reporting to management. During the fourth quarter of 2004, Holdings engaged a second outside consulting firm to augment its financial reporting capability and internal controls. In addition, Holdings expanded the Audit Committee of the Board of Directors to three members and designated a member of the Committee, on an interim basis, to interface with management in the implementation and review of the internal control processes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited management's assessment, included in the section of Item 9A entitled Management's Report on Internal Control over Financial Reporting, that Hawaiian Holdings, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2004 and 2003, and the related statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 30, 2005, expressed an unqualified opinion thereon and contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 30, 2005

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS.

The name, age, present principal occupation or employment and five-year employment history of each of the current directors and executive officers of Holdings are set forth below. Each is a citizen of the United States. Unless otherwise noted, the business address of each person listed below is 12730 High Bluff Drive, Suite 180, San Diego, CA 92130 and the telephone number at that address is (858) 523-0219.

Name and Age	Present Principal Occupation or Employment; Material Positions Held During the Past Five Years
Lawrence S. Hershfield, 48	Mr. Hershfield has been the Chairman of our Board of Directors since July 2004. Mr. Hershfield was appointed as our Chief Executive Officer and President on June 14, 2004. He has been the Chief Executive Officer of Ranch Capital, LLC, which he founded to pursue investments in undervalued or distressed assets of companies, since October 2002. Since June 2004, he has been the Chief Executive Officer and President of RC Aviation Management, LLC, the managing member of RC Aviation. From August 2001 to September 2002 he was Chief Executive Officer and a Director of FINOVA Group Inc., a financial services company. From February 2001 to August 2001, Mr. Hershfield was Berkadia's Liaison to FINOVA. Berkadia is a joint venture formed by Leucadia National Corporation and Berkshire Hathaway to oversee and fund FINOVA's reorganization. From 1996 to 1998, Mr. Hershfield served as Chief Executive Officer, President and as a director of Pepsi International Bottlers. From 1995 to September 2002, Mr. Hershfield was President of Leucadia International Corporation, a wholly-owned subsidiary of Leucadia National Corporation. Mr. Hershfield received a B.S. in Biology from Bucknell University (1977) and has an M.B.A. from Stanford University Graduate School of Business (1981).
Randall L. Jenson, 36	Mr. Jenson has been a member of our Board of Directors since July 2004. Mr. Jenson was appointed as our Chief Financial Officer, Treasurer and Secretary on June 14, 2004. He is co-founder and Managing Director of Ranch Capital, LLC, which was formed in 2002 to pursue investments in undervalued or distressed assets of companies. Since June 2004, he has been the Vice President and Secretary of RC Aviation Management, LLC, the managing member of RC Aviation. From May 1997 to October 2002, he served in various capacities in or at the direction of Leucadia National Corporation. From August 1999 to April 2002, Mr. Jenson served as the President and Chief Executive Officer of American Investment Bank N.A., a wholly-owned subsidiary of Leucadia National Corporation. He served as a director of the bank from August 1998 to April 2002, and from May 1997 to August 1999, served as Senior Vice President. Mr. Jenson received a B.A. in Accounting from the University of Utah (1991), and has an M.B.A. from Harvard University, Graduate School of Business Administration (1997).

Name and Age	Present Principal Occupation or Employment; Material Positions Held During the Past Five Years
Gregory S. Anderson, 48	Mr. Anderson has been a member of our Board of Directors since 2002. Since 2004, Mr. Anderson has been chairman, president and chief executive officer of Valley Commerce Bank Corporation and Valley Commerce Bank, a commercial bank located in Phoenix, Arizona. From 2002 to 2004, he was president, chief executive officer and managing general partner of Glendora Hospital Partners and Glendora Holdings. From 1998 to 2002, he was president and chief executive officer of Quality Care Solutions Inc., an Arizona corporation that is a leading provider of healthcare payer software solutions. From 1985 to 1998, Mr. Anderson was general manager of El Dorado Investment Company, Arizona's then largest venture capital company. Mr. Anderson has served on numerous boards of both public and private companies. Currently, Mr. Anderson is a director of Sun Healthcare, Inc., Valley Commerce Bank and several civic boards. He is also the general partner of Glendora Holdings, a senior housing management and development company. Mr. Anderson has a B.S. in Finance from Arizona State University (1979) and has been certified by the Center for Executive Development at Stanford University School of Business. Mr. Anderson serves as a member of the Audit Committee and the Governance and Nominating Committee of the Board of Directors.
Bert T. Kobayashi, Jr., 64	Mr. Kobayashi has been a member of our Board of Directors since December 2004. Mr. Kobayashi is senior partner of the Hawaii Law Firm of Kobayashi, Sugita & Goda. He currently is director of the First Hawaiian Bank (1974 to present) and BancWest Corporation (1998 to present). Mr. Kobayashi also was a member of the Board of Directors of Western Airlines (from 1976 to 1986, when it was sold to Delta Airlines) and on the Board of Directors of Schuler Homes (from 1992 to 2001, when it merged with Western Pacific). He formerly sat as chairman of the State of Hawaii Judicial Selection Commission and currently is the President of the University of Hawaii Athletic Foundation. Mr. Kobayashi serves as a member of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee of the Board of Directors.

Name and Age	Present Principal Occupation or Employment; Material Positions Held During the Past Five Years
Donald J. Carty, 57	Mr. Carty has been a member of our Board of Directors since July 2004. Mr. Carty is the former Chairman of the Board and Chief Executive Officer of AMR Corporation, positions he held from 1998 until April 2003. From 1998 to 2002, Mr. Carty also held the position of President of AMR Corporation. From 1995 to 1998, he was President of American Airlines, Inc., a subsidiary of AMR Corporation. Mr. Carty held other executive level positions with AMR Corporation, American Airlines, Inc. or their subsidiaries from 1978 to 1995. Mr. Carty is also a director of Dell Inc., Sears, Roebuck and Co., CHC Helicopter Corp., and Solutioninc Technology LTD. Mr. Carty is a graduate of Queen's University in Kingston, Ontario, and of the Harvard University Graduate School of Business Administration. Mr. Carty serves as Chairman of the Audit Committee and a member of the Governance and Nominating Committee and the Compensation Committee of the Board of Directors.
Thomas B. Fargo, 56	Admiral Fargo has been a member of our Board of Directors since March 2005. Admiral Fargo recently retired as Commander U.S. Pacific Command, at Camp H.M. Smith, Hawaii. In that position, he was the senior U. S. Military commander in the Pacific and Indian Ocean areas, where he directed Army, Navy, Marine Corps and Air Force operations. He also commanded the United States Fifth Fleet and Naval Forces of the Central Command during two years of Iraqi contingency operations from July 1996 to July 1998 and served as the 29th Commander-in-Chief of the U.S. Pacific Fleet. Admiral Fargo is also a member of the Board of Directors of Hawaiian Electric Industries and the Board of Governors of Iolani School. He has accepted the chairmanship of Loea Corporation and Sago Systems, which are both subsidiaries of Trex Enterprises Corporation of San Diego, CA. Admiral Fargo is a graduate of the United States Naval Academy. Admiral Fargo serves as a member of the Compensation Committee of the Board of Directors.

Involvement in Certain Legal Proceedings

Please see "Legal Proceedings—Gotbaum v. Adams" for a discussion of certain legal proceedings involving Mr. Adams, our Chief Executive Officer prior to June 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and with us initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period. To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these persons, all these filing requirements were satisfied by these persons for fiscal year 2004, except that Mr. Kobayashi did not timely file a Form 3 in connection with his appointment as director in December 2004. This filing was made on March 11, 2005.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics (the "Code") that applies to our directors, officers and employees. The Code is designed to deter wrongdoing on the part of such persons and to promote: (1) honest and ethical business conduct, including the ethical handling of actual or apparent conflicts of interest between personal and provisional relationships, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications made by us, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code, and (5) accountability for adherence to the Code. We have also adopted Corporate Governance Guidelines that cover a wide range of business practices and procedures. The Code and the Corporate Governance Guidelines are designed to foster the highest standards of ethics and conduct in all of our business relationships. Copies of these documents will be mailed upon written request to Secretary, Hawaiian Holdings, Inc., 12730 High Bluff Drive, Suite 180, San Diego, CA 92130-2075 or by calling (858) 523-0219.

Meetings of the Board and Committees

The Board of Directors has established the following committees: the Audit Committee, the Governance and Nominating Committee and the Compensation Committee. On March 8, 2005, the Board of Directors adopted written charters for the Governance and Nominating and Compensation Committees as well as an Amended and Restated Charter for the Audit Committee. Copies of these documents are also available upon request to the Secretary of Hawaiian Holdings, Inc. at the address or phone number listed above. The Board held 15 formal meetings during the year ended December 31, 2004. Each director attended at least 75% of the meetings of the Board and Committee meetings that he was obligated to attend. Our policy regarding attendance at Board meetings is that we expect directors to make every effort to attend all Board meetings, recognizing that scheduling difficulties may at times arise. The Board does not have a formal process for receiving shareholder communications or considering shareholder nominees for directors. We did not hold an annual meeting during the year ended December 31, 2004.

Audit Committee

We have established a standing Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently has three members, Mr. Anderson, Mr. Carty, who was appointed to the Audit Committee as its chairman on August 23, 2004 and Mr. Kobayashi, who was appointed to the Audit Committee in December 2004.

Pursuant to the Audit Committee charter, the Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work of our independent auditors. Its principal functions are to: (i) oversee the integrity of our financial statements and other financial information provided by us to any governmental body or the public; (ii) oversee our systems of internal controls and procedures regarding finance, accounting, disclosures and legal compliance with applicable laws and regulations; and (iii) monitor the independence, qualifications and performance of the independent auditors and pre-approve services provided by the independent auditors. The Board of Directors has determined that all of the members of the Audit Committee are "independent," as that term is used under applicable rules of the SEC, the AMEX and the PCX. The Board has also determined that at least one of the members of the Audit Committee, Donald J. Carty, satisfies the criteria set forth in Item 401(h) of Regulation S-K promulgated under the Exchange Act to serve as the "audit committee financial expert" on the Audit Committee.

On June 18, 2003, Ernst & Young resigned as our auditors, although Ernst & Young remained as the auditors for Hawaiian. In light of the Chapter 11 Filing, the appointment of the Trustee, and our prior dependence on Hawaiian's resources for carrying out our operations, we lacked the funds necessary to retain a substitute audit firm. Even if such replacement auditor could be retained, it could not complete the work required to enable us to meet our obligations because any such auditor, like us, would not have access to the information, documents, and personnel of Hawaiian needed to prepare financial statements and our periodic reports. Given the foregoing, subsequent to the Chapter 11

Filing, the Audit Committee has had few functions to perform during the periods in which we were unable to file periodic reports with the SEC. As previously disclosed, we have also received notification from the AMEX that we are not in compliance with certain continued listing standards including with respect to maintenance of an independent audit committee. We have continued to work with the AMEX to address matters related to our continued listing pending resolution of the Chapter 11 Filing. On January 21, 2005, the AMEX notified us that the AMEX would continue listing the Common Stock, so long as we take certain actions, including filing all delinquent periodic reports with the SEC on or before the date that our 2004 Form 10-K is due, and holding an annual meeting of stockholders as soon as practicable. On March 17, 2005, we filed a Form 12b-25, notifying the SEC that we will make a late filing of our Annual Report on Form 10-K.

Governance and Nominating Committee

On November 30, 2004, the Board appointed Messrs. Anderson and Carty as the Governance and Nominating Committee of the Board. On March 8, 2005, Mr. Kobayashi was added as a member of the Governance and Nominating Committee. The Governance and Nominating Committee has full power to act in place of the Board in finding, interviewing and recommending candidates to become Board members. The entire Board may participate in the director nomination process. The Board or the Governance and Nominating Committee does not have a formal policy with regard to the consideration of any director candidate recommended by shareholders. The Board or the Nominating and Corporate Governance Committee will consider any person nominated by shareholders that is reputable and that has relevant business and educational experience. Shareholders may recommend candidates to the Board or the Governance and Nominating Committee by writing to our Secretary at 12730 High Bluff Drive, Suite 180, San Diego, CA 92130. Such shareholder recommended candidates will be evaluated in the same manner as candidates nominated by any other person. We do not pay any fees to any third parties for assisting us with nominations and evaluations of candidates for director, nor do we obtain such services from third parties.

ITEM 11.    EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth certain information regarding compensation paid for the last three fiscal years to our "named executive officers," who were our chief executive officers during fiscal year 2004 and our only other executive officer during fiscal year 2004 (collectively, our "named executive officers"). We have not paid our directors or executive officers any compensation subsequent to the Chapter 11 Filing in March 2003.

Following the Chapter 11 Filing and the appointment of the Trustee, all our then-existing executive officers who previously held similar positions at both Holdings and Hawaiian, with the exception of Mr. Adams (who was our Chief Executive Officer from May 2002 to June 2004), resigned from their positions at Holdings.

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation			Long Term Compensation Shares of Common Stock Underlying Options (#)	All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)
Lawrence S. Hershfield(1)	2004	—	—	—	—	—
President and Chief Executive Officer	2003	—	—	—	—	—
	2002	—	—	—	—	—
Randall L. Jenson(2)	2004	—	—	—	—	—
Chief Financial Officer,	2003	—	—	—	—	—
Treasurer and Secretary	2002	—	—	—	—	—
John W. Adams (3)	2004	—	—	—	—	—
Chairman of the Board,	2003	600,000	—	—	—	—
Chief Executive Officer and President	2002	525,000	—	—	—	—

(1)	On June 14, 2004, Mr. Hershfield was appointed President and Chief Executive Officer of Holdings. Mr. Hershfield did not receive any compensation during 2004.

(2)	On June 14, 2004, Mr. Jenson was appointed Chief Financial Officer, Treasurer and Secretary of Holdings. Mr. Jensen did not receive any compensation during 2004.

(3)	On June 14, 2004, Mr. Adams resigned from all of his executive officer positions with Holdings. Mr. Adams' annual salary was $600,000. Since the Chapter 11 Filing, however, Mr. Adams has not collected any salary from us.

Option Grants in Last Fiscal Year

During fiscal year 2004, no options were granted to any of the named executive officers pursuant to the 1994 Stock Option Plan or 1996 Stock Incentive Plan or otherwise.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth for each of our named executive officers (i) the aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at December 31, 2004 and (iii) the option values of unexercised in-the-money options at December 31, 2004.

Aggregated Option Exercises in Last Fiscal Year and
Fiscal Year End Option Value

Named Executive Officers	Shares Acquired On Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End (#)			Value of Unexercised In-The-Money Options At Fiscal Year-End ($)(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Lawrence S. Hershfield	—	—	—		—	—	—
Randall L. Jenson	—	—	—		—	—	—
John W. Adams	—	—	250,000	(2)	—	0	—

(1)	The market price per share at December 31, 2004 was $6.83 per share.

(2)	According to a Schedule 13D filed by AIP, Mr. Adams and Jeffrey A. Smith on June 23, 2004, Mr. Adams entered into a privately negotiated transaction on June 21, 2004 pursuant to which he agreed to sell the 24,005 shares of Common Stock held in his individual capacity and, as soon as legally permitted, the remaining 250,000 shares of Common Stock represented by stock options held by him.

Long-Term Incentive Plans

We did not grant awards to the named executive officers under any long-term incentive plan in the last fiscal year.

Compensation of Directors

On March 24, 2005, the Board adopted a compensation policy for directors, effective January 1, 2005, whereby each director receives an annual retainer of $30,000 plus $1,500 for each meeting of the Board that he attends in person and $500 for each meeting he attends telephonically. The chairman of the Audit Committee receives an annual retainer of $10,000 and the chairmen of the Governance and Nominating Committee and the Compensation Committee each receive an annual retainer of $2,000. In addition, each director will receive 10,000 option shares on an annual basis, with the exception of the Chairman of the Board who will receive options for 15,000 shares on an annual basis. Upon joining the Board, each new director will receive 5,000 option shares. All options shall have a fair market value on the date of grant, a ten year term and a vesting schedule of three years. Option grants shall begin upon the adoption by shareholders of an option plan.

During fiscal year 2004, we did not pay our directors any fees for services on the Board or any committees of the Board.

Nonemployee directors are eligible to receive stock options under the terms of the 1996 Nonemployee Director Stock Option Plan. At its discretion, the Compensation Committee of the Board, acting pursuant to that plan, may grant stock options to nonemployee directors under the terms of the plan. During fiscal year 2004, no such options were granted.

Employment Contracts; Termination of Employment and Change-In-Control Arrangements

We are not party to any employment agreements or change-in-control arrangements with our executive officers.

Compensation Committee Report

On March 8, 2005, the Board of Directors appointed Mr. Carty, Mr. Kobayashi, and Admiral Fargo to the Compensation Committee and adopted a charter for the Compensation Committee. The Company did not have a fully functioning Compensation Committee during 2004. Since the Chapter 11 Filing, the appointment of the Trustee and the resignations of the named executive officers, each of which is described above, the Compensation Committee has not performed any substantial functions. Moreover, none of the Company's officers or directors have received any compensation since the Chapter 11 Filing. Notwithstanding the foregoing, the Compensation Committee is charged with making compensation recommendations to the Company's full Board for its executive officers whose title includes chairman, vice chairman, president, chief operating officer, all executive and senior vice presidents and our corporate secretary, along with recommendations for bonuses, deferred compensation and stock option plans.

No compensation was paid to the executive officers of the Company during 2004. In determining executive compensation, the Compensation Committee would generally review such general factors as profitability, operational integrity and customer satisfaction, and take into consideration the executives' accomplishment of specific projects. The Compensation Committee, in considering appropriate compensation levels, expects to consider marketplace compensation data of other comparable U.S. airlines in order to provide compensation packages that are capable of attracting and retaining exceptional executives.

COMPENSATION COMMITTEE:

Donald J. Carty Bert T. Kobayashi Thomas B. Fargo

Principal Components of Executive Compensation

Components of executive compensation would include annual base salary, specific contractual provisions that vary per officer (including term, benefits and fringes), incentive bonuses, and grants of options under our option plans. The annual base salary for an executive officer is generally negotiated at the beginning of employment and reviewed on a regular basis in comparison to industry compensation levels, the need to attract talented executives to Hawaii and the performance objectives listed in the previous section. The award of bonuses, if awarded, is generally related to achievement of performance objectives. The grant of options is generally incentive based related to individual performance and to our profitability.

As noted above, none of our current executive officers received any compensation during 2004, although no determinations have yet been made for 2005.

Compensation of Chief Executive Officers

Mr. Hershfield has not received any compensation during fiscal year 2004. Mr. Adams' compensation determination for fiscal year 2003 was based primarily on the responsibilities and role that he assumed in the day-to-day management of Holdings. Mr. Adams received an increase to his base salary from $400,000 to $600,000 effective May 1, 2002. As noted, Mr. Adams resigned as Chief Executive Officer on June 14, 2004. Mr. Adams has not been paid any salary from Holdings since the Chapter 11 Filing.

Certain 2004 Actions of the Compensation Committee

There were no significant actions taken by the Compensation Committee in 2004.

Compensation Committee on Executive Compensation

The above report of the Compensation Committee will not be deemed to be incorporated by reference into any of our filings under the Securities Act, or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

Edward Z. Safady, Reno F. Morella and Thomas J. Trzanowski served on the Compensation Committee of our Board during fiscal year 2004, prior to their resignations from the Board in June 2004. No other member of our Board or other person served on the Compensation Committee during fiscal year 2004. Reno F. Morella was an employee of Hawaiian during fiscal year 2004. Edward Z. Safady and Thomas J. Trzanowski are employees and/or directors of Liberty Bank. John W. Adams, who was Chairman and Chief Executive Officer of the Company and the sole managing member of AIP, which was, prior to June 14, 2004, our controlling shareholder, is President and serves as a Director of a holding company that has a majority ownership interest in Liberty Bank.

Stockholder Return Performance Graph

The following graph compares cumulative total shareholder return on our Common Stock, the S&P 500 Index and our selected peer issuer index from December 31, 1999 to December 31, 2004. The peer issuers we have selected are AirTran Holdings Inc. (formerly Valujet Inc.), Alaska Air Group Inc., America West Holding Corporation, Atlantic Coast Airlines Holdings, Inc., and Southwest Airlines Co. The comparison assumes $100 was invested on December 31, 1999 in our Common Stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our Common Stock.

The stock performance depicted in the graph above is not to be relied upon as indicative of future performance. The Stock Performance Graph shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the beneficial ownership, both direct and indirect, reported to us as of March 23, 2005 of our Common and special preferred stock, including shares as to which a right to acquire ownership within 60 days of such date exists (for example, through the ability to exercise stock options). The information is presented for beneficial owners of more than 5% of our Common and special preferred stock, for each of our directors and director nominees, our named executive officers and for the group comprised of all of our directors and executive officers. We know of no persons other than those identified below who owned beneficially more than 5% of the outstanding shares of our Common or special preferred stock as of March 23, 2005. The table is based on 30,751,227 shares of Common Stock outstanding as of March 23, 2005.

As described in greater detail under "Business—Chapter 11 Reorganization of Hawaiian," RC Aviation has informed us of its present intention to distribute certain bankruptcy claims to its members who funded the purchase price of those claims prior to the confirmation of the Joint Plan. Such distribution is expected to occur prior to the Effective Date. Holders of such claims will receive cash equal to fifty percent (50%) of the claims and shares of Common Stock equal to fifty percent (50%) of the claims. It is currently expected that such RC Aviation members will not constitute a group or otherwise act in concert following the Effective Date.

Name and Address of Beneficial Owner	Number of Shares of Common and Special Preferred Stock Beneficially Owned		Percent and Class of Common and Special Preferred Stock Beneficially Owned
RC Aviation, LLC	12,159,403	(1)	39.5% of Common Stock
c/o Ranch Capital LLC 12730 High Bluff Drive Suite 180 San Diego, CA 92130
RC Aviation Management LLC	12,159,403	(1)	39.5% of Common Stock
c/o Ranch Capital LLC 12730 High Bluff Drive Suite 180 San Diego, CA 92130
Lawrence S. Hershfield	12,199,403	(1)	39.7% of Common Stock
12730 High Bluff Drive Suite 180 San Diego, CA 92130
AIP, LLC	2,159,403	(2)	7.0% of Common Stock
885 Third Avenue, 34th Floor New York, NY 10022
Jeffrey A. Smith	2,159,403	(2)	7.0% of Common Stock
c/o AIP, LLC 885 Third Avenue, 34th Floor New York, NY 10022
Dimensional Fund Advisors, Inc.	2,008,575	(3)	6.5% of Common Stock
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Vanguard Fiduciary Trust Company	2,523,403	(4)	8.2% of Common Stock
14321 North Northsight Boulevard Scottsdale, AZ 85260
Association of Flight Attendants	1		100% of Series B Special Preferred Stock (constituting 33.3% of all Preferred Stock)
1625 Massachusetts Avenue, N.W. Washington, DC 20036-2212 Attn.: David Borer, Esq.
International Association of Machinists and Aerospace Workers	1		100% of Series C Special Preferred Stock (constituting 33.3% of all Preferred Stock)
P.O. Box 3141 South San Francisco, CA 94083 Attn: Kenneth Thiede
Hawaiian Master Executive Council	1		100% of Series D Special Preferred Stock (constituting 33.3% of all Preferred Stock)
c/o Air Line Pilots Association 3375 Koapaka Street, Suite F-238-8 Honolulu, HI 96819 Attn: Master Chairman, Hawaiian MEC

Name and Address of Beneficial Owner	Number of Shares of Common and Special Preferred Stock Beneficially Owned		Percent and Class of Common and Special Preferred Stock Beneficially Owned
John W. Adams	250,000	(5)	Common Stock*
Gregory S. Anderson	8,000	(6)	Common Stock*
Donald J. Carty	351,062	(7)	1.1% of Common Stock
Randall L. Jenson	1,500		Common Stock*
All current directors and executive officers as a group (4 persons)	12,559,965		40.8% of Common Stock

*	Less than 1%

(1)	According to a Schedule 13D filed by RC Aviation on June 21, 2004, RC Aviation directly owns of record and beneficially 10,000,000 shares of Common Stock. RC Aviation Management LLC is the managing member of RC Aviation and its managing member is Lawrence S. Hershfield. Mr. Hershfield, as the controlling member of RC Aviation Management LLC, has the power to vote the shares of Common Stock beneficially owned by RC Aviation and its members pursuant to agreements among the members. Pursuant to a Stockholders Agreement between RC Aviation and AIP, RC Aviation has the power to vote the 2,159,403 shares of Common Stock owned by AIP. The 12,199,403 shares of Common Stock reported with respect to Mr. Hershfield include 40,000 shares of Common Stock directly owned of record and beneficially by Mr. Hershfield.

(2)	According to an amendment to their Schedule 13D filed with the SEC on January 12, 2005, AIP and Jeffrey A. Smith exercise shared voting and dispositive power over 2,159,403 shares of our Common Stock.

(3)	On February 9, 2005, Dimensional Fund Advisors, Inc. filed Amendment No. 5 to Schedule 13G with the SEC with respect to 2,008,575 shares of our Common Stock. According to the Schedule 13G, Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the "Funds"). In its role as investment advisor or manager, Dimensional possessed voting and/or investment power over the reported shares that are owned by the Funds, and may be deemed to be the beneficial owner of the reported shares held by the Funds. All of the reported shares are owned by the Funds and Dimensional disclaims beneficial ownership of the reported shares.

(4)	On February 3, 2004, Vanguard Fiduciary Trust Company, as trustee of Hawaiian Holdings, Inc. 401(k) Savings Plan, Hawaiian Holdings, Inc. Pilots' 401(k) Plan and Hawaiian Holdings, Inc. 401(k) Plan for Flight Attendants, filed a Schedule 13G with the Commission with respect to 2,523,403 shares of our Common Stock. Shares of Common Stock are held in trust for the benefit of employees participating in the plans. Vanguard Fiduciary Trust Company disclaims beneficial ownership of all shares that have been allocated to the individual accounts of plan participants for which voting directions have been received.

(5)	Consists of options to purchase 250,000 shares of our Common Stock, all of which have vested. According to a Schedule 13D filed by AIP, Mr. Adams and Jeffrey A. Smith on June 23, 2004, Mr. Adams entered into a privately negotiated transaction on June 21, 2004 pursuant to which he agreed to sell the 24,005 shares of Common Stock held in his individual capacity and, as soon as legally permitted, the remaining 250,000 shares of Common Stock represented by stock options held by him.

(6)	Consists of options to purchase 8,000 shares of our Common Stock, all of which have vested.

(7)	On July 30, 2004, Donald J. Carty filed a Form 3 with the SEC upon becoming a director of Holdings, reporting 351,062 shares of Common Stock beneficially owned at such time.

Special Preferred Stock

IAMAW, AFA, and ALPA (collectively, the "Unions") each hold one share of Series B Special Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred Stock, respectively, (collectively, the "Special Preferred Stock") that entitle each Union to nominate one director. The Unions previously had nominated representatives to the Board, which nominees had been elected to the Board. On January 31, 2004, the persons nominated by the Unions to serve on the Board resigned from the Board.

In addition to the rights described above, each series of the Special Preferred Stock, unless otherwise specified: (1) ranks senior to the Common Stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of Holdings and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (2) has no dividend rights unless a dividend is declared and paid on the Common Stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the Common Stock; (3) is entitled to one vote per share of such series and votes with the Common Stock as a single class on all matters submitted to holders of the Common Stock; (4) automatically converts into the Common Stock on a 1:1 basis at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to our Board of Directors pursuant to their respective collective bargaining agreements.

Changes In Control

RC Aviation has advised us that it intends, prior to the Effective Date, to distribute to its members substantially all of the shares of Common Stock held by it at such time, such shares to include the 10,000,000 shares of Common Stock purchased in June 2004 from AIP, as well as any shares of Common Stock issued to RC Aviation in connection with Hawaiian's bankruptcy proceedings. It is currently anticipated that such RC Aviation members will not constitute a group or otherwise act in concert following the Effective Date.

Except for the transactions described herein, we are not aware of any arrangement that might result in a change of control in the future.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 14, 2003, Holdings and Smith Management LLC ("Smith Management"), a private investment firm for which Mr. Adams (our former president and chief executive officer) served as President entered into an agreement (the "Smith Management Agreement"), whereby the parties agreed that Smith Management would continue to provide corporate, financial, strategic, planning, management, consulting and tax-related services to us and forgo receiving compensation or reimbursement for any expenses for services provided to us until the parties mutually agree otherwise. The Smith Management Agreement replaced an earlier and previously disclosed May 2002 agreement that Smith Management entered into with Hawaiian. We had $0 and approximately $600,000 due to Smith Management as of December 31, 2004 and December 31, 2003, respectively, related to certain professional fees and other expenses paid by Smith Management on our behalf. Under the Smith Management Agreement, Holdings agreed, inter alia, that neither Smith Management nor any of its members, affiliates, officers, directors, employees, consultants or advisors (collectively the "Smith Representatives") shall be liable or held accountable, in damages or otherwise, for any errors of judgment or any mistakes of fact or law or for anything that the Smith Management or the Smith Representatives do or refrain from doing in good faith in providing or failing to provide services under the Smith Management Agreement. Further, Holdings agreed to indemnify Smith Management and the Smith Representatives (collectively the "Smith Indemnitees"), and each of their successors and assigns, subject to certain conditions, from and against any and all losses or cost suffered or sustained by any Smith Indemnitees (other than any losses or cost arising out of the gross negligence or willful misconduct of Smith Management or the Smith Representatives), arising in connection with their obligations under the Smith Management Agreement. In connection with RC Aviation's purchase of ten million shares of Common Stock from AIP in June 2004, the Smith Management Agreement was terminated, but the indemnification and exculpation provisions described above survive termination of the Agreement. However, we have no obligation to indemnify the Smith Representatives for amounts paid by them pursuant to the settlement with the Trustee.

In addition, Holdings incurred certain amounts of debt owed to AIP or its affiliates. AIP informed us that Holdings owed AIP and its affiliates an aggregate amount of $1.6 million. This indebtedness arose due to expenditures paid on Holdings' behalf by AIP and its affiliates to fund costs associated with maintaining Holdings' status as a public company, costs related to preparing a plan of reorganization for Hawaiian, and other obligations of Holdings. All such indebtedness to AIP and its affiliates was satisfied pursuant to a Mutual Release, dated as of December 30, 2004, by and among Holdings, RC Aviation, RC Aviation Management, LLC, Mr. Adams, Smith Management, AIP and AIP's functional predecessor, Airline Investors Partnership, L.P.

On July 26, 2004, Donald J. Carty, a director of Holdings, purchased 351,062 unregistered shares of Common Stock for $2 million from us, as described in greater detail under Item 5 of this Annual Report on Form 10-K. The purchase price per share of Common Stock represented an approximate ten percent discount to the market price of the Common Stock on the date of the transaction.

The Trustee, Holdings and RC Aviation entered into the Restructuring Support Agreement, pursuant to which we and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint Plan. The Joint Plan provides that the minimum unrestricted cash on hand at Hawaiian on the Effective Date will be at least $70 million. In order to fund these obligations under the Joint Plan, we and RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility, the proceeds of a rights offering to our existing shareholders, or the proceeds of the sale of a new series of Holdings preferred stock to RC Aviation. We and RC Aviation have elected to finance the Joint Plan with a $50 million senior secured credit facility together with $100 million of convertible senior notes as more fully described below.

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash on our balance sheet, to us immediately prior to Hawaiian's bankruptcy filing. We had $1.4 million due to Hawaiian as of December 31, 2004 and 2003.

In addition, we have incurred approximately $57,000 in debt owed to Ranch Capital, LLC, for which Lawrence S. Hershfield and Randall L. Jenson serve as Chief Executive Officer and Managing Director, respectively, related to travel expenses for Messrs. Hershfield and Jenson paid by Ranch Capital, LLC on our behalf.

On the Effective Date, we will issue the Warrant to RC Aviation as required pursuant to an agreement between RC Aviation and us dated August 24, 2004 in which RC Aviation and its members entered into a firm commitment to (a) provide funds to purchase up to $175 million of lease claims at an agreed upon discount; (b) provide up to $60 million if required to fund the Joint Plan and (c) fund a tender offer for all Class 4 claims in the event the Joint Plan was not consummated by March 31, 2005, which the Trustee and RC Aviation have extended until April 29, 2005, estimated at the time to require approximately $38 million. The Warrant will entitle its holder to purchase 100 shares of Series E Preferred Stock. The Series E Preferred Stock will have an aggregate liquidation preference equal to the Black Scholes valuation of the Common Stock Warrant. The Series E Preferred Stock will be nonvoting but will participate in dividends, distributions, mergers and similar events, liquidation, dissolution or winding up of Holdings in an amount equal to the greater of the liquidation preference of the Series E Preferred Stock and the amount that would be received based upon participation with the Common Stock on a pro rata basis. Upon the receipt of shareholder approval of an increase in the number of authorized shares of Common Stock, the Warrant shall be automatically exchanged for the Common Stock Warrant entitling the holder to purchase 5% of our fully diluted Common Stock (upon giving effect to all securities issued upon the Effective Date), at an exercise price of $7.20 per share, subject to adjustment for certain anti-dilutive events.

Indebtedness of Management

Since January 1, 2004, no officer or director, or affiliate thereof (including family members) has been indebted to us or any subsidiary.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We paid no fees to Ernst & Young for services provided in 2003 prior to Ernst & Young's resignation as our independent accountants on June 18, 2003. Subsequent to our re-engagement of Ernst & Young as our independent registered public accounting firm on January 13, 2005, we have paid or incurred fees of $0.5 million for Ernst & Young's audits of our financial statements for the years ended December 31, 2003 and 2004, Ernst & Young's audits of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting as of December 31, 2004, and Ernst & Young's reviews of our interim financial statements for the quarters ended June 30 and September 30, 2003, and March 31, June 30, and September 30, 2004. No audit-related, tax or other services have been provided by Ernst & Young during the past two fiscal years.

Pre-Approval Policy

The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, whereby it may pre-approve the provision of services to us by the independent auditors. The policy of the Audit Committee is to pre-approve the audit, audit-related, tax and non-audit services to be performed during the year on an annual basis, in accordance with a schedule of such services approved by the Audit Committee. The annual audit services engagement terms and fees will be subject to the specific pre-approval of the Audit Committee. Audit-related services and tax services to be provided by the auditors will be subject to general pre-approval by the Audit Committee. The Audit Committee may grant specific case-by-case approval for permissible non-audit services. The Audit Committee will establish pre-approval fee levels or budgeted amounts for all services to be provided on an annual basis. Any proposed services exceeding those levels or amounts will require specific pre-approval by the Audit Committee. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee, who will report any such pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements:

(1)	Hawaiian Holdings, Inc.

i.	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.	Statements of Operations for the Years ended December 31, 2004, 2003 and 2002.

iii.	Balance Sheets, December 31, 2004 and 2003.

iv.	Statements of Shareholders' Deficiency and Comprehensive Loss for the Years ended December 31, 2004, 2003 and 2002.

v.	Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002.

vi.	Notes to Financial Statements.

(2)	Hawaiian Airlines, Inc.

i.	Report of Ernst & Young LLP, Report of Independent Auditors.

ii.	Statements of Operations for the Years ended December 31, 2004, 2003 and 2002.

iii.	Balance Sheets, December 31, 2004 and 2003.

iv.	Statements of Shareholders' Deficiency and Comprehensive Loss for the Years ended December 31, 2004, 2003 and 2002.

v.	Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002.

vi.	Notes to Financial Statements.

(3)	Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

2.	Exhibits:

Inasmuch as the Trustee has been in charge of operating Hawaiian's business since May 2003, we do not have unfettered access to information and documents regarding Hawaiian, and Hawaiian has been deconsolidated from Hawaiian Holdings during that time. Consequently, the exhibits referenced below generally relate only to Hawaiian Holdings.

Exhibit No.	Description
2.3	Third Amended Joint Plan of Reorganization of Joshua Gotbaum, as Chapter 11 Trustee for Hawaiian Airlines, Inc., the Official Committee of Unsecured Creditors, HHIC, Inc., Hawaiian Holdings, Inc., and RC Aviation LLC, dated as of March 11, 2005.
3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*
3.2	Amended Bylaws of Hawaiian Holdings, Inc.

Exhibit No.	Description
10.1	Amended and Restated Stockholders Agreement, dated as of August 29, 2002, by and among Hawaiian Holdings, Inc., AIP, LLC, Air Line Pilots Association, Hawaiian Master Executive Council, Association of Flight Attendants and the International Association of Machinists and Aerospace Workers (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).*
10.2	Registration Rights Agreement, dated as of August 29, 2002, between Hawaiian Holdings, Inc. and AIP, LLC (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*
10.31	Hawaiian Holdings, Inc. 1994 Stock Option Plan, as amended (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Hawaiian Airlines, Inc. on November 15, 1995).* †
10.32	Hawaiian Holdings, Inc. 1996 Stock Incentive Plan, as amended (filed as Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-2 filed by Hawaiian Airlines, Inc. on July 12, 1996).* †
10.33	Hawaiian Holdings, Inc. 1996 Non-employee Director Stock Option Plan, as amended (filed as Exhibit 10-N to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1997).* †
10.41	Stock Purchase Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 2 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*
10.42	Stockholders Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 3 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*
10.43	Stock Purchase Agreement, dated July 26, 2004, by and between Hawaiian Holdings, Inc. and Donald J. Carty (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005)*
10.44	Restructuring Support Agreement, dated as of August 26, 2004, by and among Joshua Gotbaum as Trustee, Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*
10.45	Stock Purchase Agreement, dated December 8, 2004, by and between Hawaiian Holdings, Inc. and the Investors Signatory thereto (filed as Exhibit 10.1 to the Form 8-K/A by Hawaiian Holdings, Inc. on December 10, 2004.)*
10.46	Mutual Release, dated as of December 30, 2004, by and among Hawaiian Holdings, Inc., RC Aviation, LLC, RC Aviation Management, LLC, John Adams, Smith Management LLC, AIP, LLC, and AIP, LLC's functional predecessor, Airline Investors Partnership, L.P.
10.47	Amended and Restated Stockholders Agreement, dated as of December 30, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 10.1 to the Amendment No. 11 to Schedule 13D filed by AIP, LLC and Jeffrey A. Smith on January 12, 2005).*
14.1	Code of Ethics
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No.	Description
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Hereby incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
	By	/s/ Randall L. Jenson
March 31, 2005		Randall L. Jenson Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

Signature	Title

/s/ Lawrence S. Hershfield	President and Chief Executive Officer (Principal Executive Officer)

Lawrence S. Hershfield

/s/ Randall L. Jenson	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Randall L. Jenson

/s/ Gregory S. Anderson	Director

Gregory S. Anderson

/s/ Donald J. Carty	Director

Donald J. Carty

/s/ Bert T. Kobayashi, Jr.	Director

Bert T. Kobayashi, Jr.

/s/ Thomas B. Fargo	Director

Thomas B. Fargo

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying balance sheets of Hawaiian Holdings, Inc. (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, shareholders' deficiency and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005, expressed an unqualified opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company's wholly-owned subsidiary, Hawaiian Airlines, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws on March 21, 2003, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Honolulu, Hawaii
March 30, 2005

Hawaiian Holdings, Inc.
(Parent Company of Debtor)
Statements of Operations (in thousands, except per share data)
For the Years ended December 31, 2004, 2003, and 2002

	2004(*)	2003(**)	2002(***)
Operating Revenue:
Passenger	$—	$133,687	$541,992
Charter	—	11,832	46,480
Cargo	—	5,619	21,319
Other	—	5,926	22,247
Total	—	157,064	632,038
Operating Expenses:
Wages and benefits	—	55,217	205,422
Aircraft fuel, including taxes and oil	—	25,716	95,457
Maintenance materials and repairs	—	15,573	90,194
Aircraft rent	—	29,502	83,462
Other rentals and landing fees	—	6,146	24,179
Sales commissions	—	1,096	14,645
Depreciation and amortization	—	1,813	8,577
Restructuring charges	—	—	8,701
Other	7,266	37,094	157,480
Total	7,266	172,157	688,117
Operating Loss	(7,266)	(15,093)	(56,079)
Nonoperating Income (Expense):
Reorganization items, net	—	(1,773)	—
Interest income, net	4	54	625
Loss of disposition of equipment and other, net	—	(186)	(22)
Total	4	(1,905)	603
Loss Before Income Tax Provision	(7,262)	(16,998)	(55,476)
Income Tax Provision	—	—	(2,799)
Net Loss	$(7,262)	$(16,998)	$(58,275)
Net Loss Per Common Stock Share:
Basic	$(0.24)	$(0.60)	$(1.88)
Diluted	$(0.24)	$(0.60)	$(1.88)
Weighted Average Number of Common Shares Outstanding:
Basic	29,651	28,435	31,024
Diluted	29,651	28,435	31,024

*	Includes the deconsolidated results of Hawaiian Holdings, Inc. for the entire period.

**	Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from January 1, 2003 through March 31, 2003 and the deconsolidated results of Hawaiian Holdings, Inc. from April 1, 2003 through December 31, 2003.

***	Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period.

See Accompanying Notes to Financial Statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)
Balance Sheets (in thousands, except share data)
December 31, 2004 and 2003

	2004(*)	2003(*)
ASSETS
Current Assets:
Cash and cash equivalents	$2,169	$1
Other receivables	—	286
Prepaid expenses and other	175	75
Total current assets	2,344	362
Noncurrent Assets:
Restricted cash	500	500

Total Assets	2,844	862

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	593	771
Accrued liabilities	763	474
Due to related parties	1,478	2,046
Total current liabilities	2,834	3,291
Other Liabilities and Deferred Credits Losses in excess of investment in Hawaiian Airlines, Inc.	61,302	61,302
Commitments and Contingent Liabilities
Shareholders' Deficiency:
Common Stock – $0.01 par value, 60,000,000 shares authorized, 30,751,227 and 28,456,165 shares issued and outstanding in 2004 and 2003, respectively	307	285
Preferred Stock – $0.01 par value, 2,000,000 shares authorized, three and seven shares issued and outstanding; designated as Special Preferred Stock, at December 31, 2004 and 2003, respectively	—	—
Capital in excess of par value	69,756	60,077
Accumulated deficit	(131,355)	(124,093)
Shareholders' deficiency	(61,292)	(63,731)
Total Liabilities and Shareholders' Deficiency	$2,844	$862

*	Includes the deconsolidated balance sheet of Hawaiian Holdings, Inc.

See Accompanying Notes to Financial Statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)
Statements of Shareholders' Deficiency and Comprehensive Loss (in thousands, except share data)
For the Years ended December 31, 2004, 2003, and 2002

	Common Stock	Special Preferred Stock	Capital In Excess of Par Value	Notes Receivable from Common Stock Sales	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$342	$—	$84,665	$(1,560)	$(48,820)	$(55,837)	$(21,210)
Net loss	—	—	—	—	(58,275)	—	(58,275)
Minimum pension liability adjustment	—	—	—	—	—	(44,463)	(44,463)
Unrealized gain on hedge instruments	—	—	—	—	—	6,126	6,126
Comprehensive loss							(96,612)
Exercise of options to acquire 20,000 shares of Common Stock	—	—	41	—	—	—	41
Distribution to Pilots' 401(k) Plan of 1,051,214 shares of Common Stock	11	—	3,280	—	—	—	3,291
Repurchase of 990,700 shares of Common Stock	(10)	—	(3,117)	—	—	—	(3,127)
Repurchase of 5,880,000 shares of Common Stock tendered	(59)	—	(24,931)	—	—	—	(24,990)
Return of 934 shares of Common Stock	—	—	(3)	—	—	—	(3)
Balance at December 31, 2002	284	—	59,935	(1,560)	(107,095)	(94,174)	(142,610)
Net loss	—	—	—	—	(16,998)	—	(16,998)
Reclassification adjustment for gains included in net loss on hedge instruments	—	—	—	—	—	(1,718)	(1,718)
Comprehensive loss							(18,716)
Distribution to Pilots' 401(k) Plan of 105,776 shares of Common Stock	1	—	142	—	—	—	143
Deconsolidation of Hawaiian Airlines, Inc.	—	—	—	1,560	—	95,892	97,452
Balance at December 31, 2003	285	—	60,077	—	(124,093)	—	(63,731)
Net and comprehensive loss	—	—	—	—	(7,262)	—	(7,262)
Issuance of 1,001,062 shares of Common Stock	10	—	5,572	—	—	—	5,582
Exercise of options to acquire 1,294,000 shares of Common Stock	12	—	4,107	—	—	—	4,119
Cancellation of four shares of Series A Special Preferred Stock	—	—	—	—	—	—	—
Balance at December 31, 2004	$307	$—	$69,756	$—	$(131,355)	$—	$(61,292)

See Accompanying Notes to Financial Statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)
Statements of Cash Flows (in thousands)
For the Years ended December 31, 2004, 2003, and 2002

	2004(*)	2003(**)	2002(***)
Cash Flows From Operating Activities:
Net loss	$(7,262)	$(16,998)	$(58,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities before reorganization activities:
Depreciation	—	1,669	8,010
Amortization	—	144	567
Net periodic postretirement benefit cost	—	642	2,598
Restructuring charges	—	—	8,701
Loss on disposition of equipment	—	1	118
Advance on sale of frequent flyer miles	—	—	24,000
Decrease (increase) in restricted cash	—	(13,710)	3,708
Decrease (increase) in accounts receivable	—	(3,604)	6,917
Increase in prepaid expenses and other	(100)	(3,776)	(270)
Decrease in deferred taxes, net	—	—	5,904
Decrease in accounts payable	(178)	(7,080)	(677)
Increase (decrease) in air traffic liability	—	3,136	(667)
Increase (decrease) in accrued liabilities	289	518	(5,284)
Other, net	(282)	2,843	15,028
Net cash provided by (used in) operating activities before reorganization activities	(7,533)	(36,215)	10,378
Cash Flows From Reorganization Activities:
Professional fees paid for services rendered in connection with bankruptcy proceedings	—	(1,773)	—
Net cash used by reorganization activities	—	(1,773)	—
Net cash provided by (used in) operating activities	(7,533)	(37,988)	10,378
Cash Flows From Investing Activities:
Additions to property and equipment	—	(2,577)	(9,693)
Progress payments on flight equipment	—	—	(21)
Net proceeds from disposition of equipment	—	1	2,123
Net cash used in investing activities	—	(2,576)	(7,591)
Cash Flows From Financing Activities:
Long-term borrowings	—	—	344
Repayment of long-term debt	—	(481)	(4,450)
Repayment of capital lease obligations	—	(262)	(1,554)
Proceeds from issuance of Common Stock	9,701	—	41
Repurchase of Common Stock	—	—	(28,120)
Net cash provided by (used in) financing activities	9,701	(743)	(33,739)
Net impact on cash of Hawaiian Airlines, Inc. deconsolidation	—	(30,600)	—
Net increase (decrease) in cash and cash equivalents	2,168	(71,907)	(30,952)
Cash and cash equivalents – Beginning of Year	1	71,908	102,860
Cash and cash equivalents – End of Year	$2,169	$1	$71,908

*	Includes the deconsolidated cash flows of Hawaiian Holdings, Inc. for the entire period.

**	Includes the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from January 1, 2003 through March 31, 2003 and the deconsolidated cash flows of Hawaiian Holdings, Inc. from April 1, 2003 through December 31, 2003.

***	Includes the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period.

See Accompanying Notes to Financial Statements.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

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

In connection with the Corporate Restructuring, Airline Investors Partnership, L.P. ("Airline Investors Partnership"), the majority shareholder of the Company prior to the Corporate Restructuring, was restructured into a limited liability company called AIP, LLC ("AIP"). As part of the AIP restructuring, the Company acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian common stock that were previously held by Airline Investors Partnership. In exchange, AIP received the same number of shares of the Company's common stock that Airline Investors Partnership owned of Hawaiian common stock immediately prior to the exchange. Immediately after the Airline Investors Partnership the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of the Company's common stock. After the completion of the Corporate Restructuring, the shareholders of the Company held the same relative percentage of the Company's common stock as they did of Hawaiian common and special preferred stock immediately prior to the Corporate Restructuring.

Also as part of the Corporate Restructuring, the Company issued to AIP and each of the three labor unions having the right to nominate individuals to the Company's board of directors, a number of shares of a corresponding series of the Company's Special Preferred Stock equal to the number of shares of Hawaiian Special Preferred Stock that they held immediately prior to the Corporate Restructuring. In addition, the existing stockholders agreement among Hawaiian, Airline Investors Partnership and the three labor unions having board nomination rights was amended and restated to make the Company and AIP parties to the agreement and to have them assume all the rights and obligations of Hawaiian and Airline Investors Partnership under the existing stockholders agreement, respectively. As a result, after the completion of the Corporate Restructuring, the relative governance rights in the Company of AIP and these three labor unions were substantially the same as the rights in Hawaiian of Airline Investors Partnership and these three labor unions immediately prior to the Corporate Restructuring.

On June 14, 2004, RC Aviation LLC ("RC Aviation") purchased ten million shares of the Company's common stock from AIP, reducing AIP's ownership of the Company to approximately 14 percent of the Company's outstanding common stock. Also as part of the purchase, John W. Adams resigned as the Company's Chairman and Chief Executive Officer and RC Aviation and AIP entered into a stockholders agreement, under which, among other things, AIP agreed to cause the directors that AIP had previously designated to the Board of Directors of the Company to resign (other than Gregory S. Anderson), and Lawrence S. Hershfield and Randall L. Jenson (the "RC Designees") to

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

be appointed to the Company's Board of Directors. AIP also agreed, among other things, to vote all of its common stock and Special Preferred Stock (a) in favor of the election, as members of the Board of Directors of the Company, of persons identified by RC Aviation for nomination or so nominated in accordance with the Company's Amended and Restated Certificate of Incorporation and the Company's Amended Bylaws, (b) to otherwise effect the intent of the stockholders agreement, which is to cause RC Designees to become members of the Board of Directors of the Company, and (c) to otherwise vote such equity securities at the direction of RC Aviation. On December 30, 2004, the Company and AIP entered into an agreement whereby the four shares of Special Preferred Stock of the Company held by AIP were cancelled and AIP no longer has any beneficial ownership or any other form of right, title or interest in, the shares of Special Preferred Stock.

References herein to the "Company" refer to (i) Hawaiian Airlines, Inc. only, with respect to periods prior to the Corporate Restructuring; (ii) Hawaiian Holdings, Inc. and its subsidiaries, with respect to the period from the Corporate Restructuring through and including March 31, 2003; and (iii) Hawaiian Holdings, Inc. only, with respect to the periods from and after April 1, 2003.

2.    Bankruptcy Filing, Liquidity and Going Concern

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

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

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

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

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

The following table briefly summarizes the classification and treatment of claims under the Joint Plan, the estimated allowed claims and the anticipated treatment (in millions):

			Anticipated Treatment
Class	Classification	Treatment under the Joint Plan	Cash	Installment Payments	Common Stock
Unclassified	Unsecured Priority Tax Claims	In cash, paid in up to twenty-four (24) equal quarterly installments.	$1.2	$30.1	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	1.0	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	—	2.8	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4[1] (Impaired)	Unsecured Claims not included in a category below.	At the election of the holder, either (a) cash in an amount equal to fifty percent (50%) of the allowed claim and common stock of the Company equal to fifty percent (50%) of the allowed claim, based on a stock value of $6.16 per share; or (b) cash equal to 100% of the allowed claim.	36.3	—	—
Class 5[2] (Impaired)	Lease Related Claims	Cash in an amount equal to fifty percent (50%) of the claim and common stock of the Company equal to fifty percent (50%) of the claim, based on a stock value of $6.16 per share.	87.0	—	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—
Class 7 (Impaired/ Unimpaired)	Equity Interests	Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, the Company will be required to issue new common stock to creditors of Hawaiian, which will result in a dilution of the ownership interest of Holdings' existing common shareholders.
		Total	$126.4	$32.9	$87.0

1	The amount and classification of the claim filed by American Airlines, Inc. ("AA") are in dispute. AA has filed a claim for approximately $11 million, which it contends belongs to Class 4. Hawaiian disputes a substantial portion of AA's claim, but the full $11 million is included above. Hawaiian also contends that a significant portion of AA's claim should be categorized in Class 5.

2	To the extent a portion of AA's claim is categorized in Class 5, AA will not receive cash or stock. It will receive a 15-year fully amortizing promissory note, which bears interest at the rate of 6.5% per annum. Because all of AA's claim is included in Class 4 above, pending resolution of the classification dispute, none of that claim is included in Class 5.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

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

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

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

3.    Summary of Significant Accounting Policies

Basis of Presentation

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition Date, the Company expected to regain full control of Hawaiian in a relatively short period of time. The Company had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have both a common Board of Directors and common management. As a result, the Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding the ability of the Company to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee to operate Hawaiian's business, instead of the common Board of Directors and common management of the Company and Hawaiian. As a result, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting. The deconsolidation resulted in the removal of the

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

following assets, liabilities and comprehensive loss item from the Company's consolidated financial statements:

Assets
Cash and cash equivalents	$30,600
Restricted cash	36,412
Accounts receivable, net	31,697
Prepaid expenses and other	15,256
Spare parts and supplies	5,140
Property and equipment, net	46,447
Long-term prepayments and other	44,840
Reorganization value, net	28,320

Liabilities
Accounts payable	24,322
Air traffic liability	113,110
Other accrued liabilities	42,415
Accumulated pensions and other postretirement benefit obligations	113,816
Other liabilities and deferred credits	26,198
Liabilities subject to compromise	76,045

Comprehensive loss (gain)
Minimum pension liability	96,063
Unrealized gain on hedge instruments	(171)

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

The Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation, the financial statements and certain footnotes included herein do not reflect comparable business activity on a year-to-year basis. The 2002 statement of operations includes the consolidated operating results of the Company and Hawaiian for the entire year. The 2003 statement of operations includes the consolidated operating results of the Company and Hawaiian through March 31, 2003, and the deconsolidated results of the Company only, which consists substantially of legal and consulting fees related to the Company's pursuit of the Joint Plan, legal fees for general corporate matters and insurance premiums included in other operating expenses, for the period from April 1, 2003 to December 31, 2003. The 2004 statement of operations includes the deconsolidated results of the Company only for the entire year. The balance sheets at December 31, 2004 and 2003 include the deconsolidated balances of the Company only. Summary financial information of Hawaiian as of and for the years ended December 31, 2004 and 2003, is presented below.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

Balance Sheet Data
	2004	2003
Cash and cash equivalents	$110,647	$87,728
Current assets	221,443	207,622
Total assets	334,205	328,371
Current liabilities	207,689	206,626
Liabilities subject to compromise	214,695	134,532
Total liabilities	627,313	537,602
Shareholders' deficiency	(293,108)	209,231

Income Statement Data
	2004	2003
Operating revenue	$763,965	$706,145
Operating expense	692,882	628,667
Operating income	71,083	77,478
Reorganization items, net	129,520	115,063
Loss before taxes	58,624	36,569
Provision for income taxes	16,816	12,944
Net loss	75,440	49,513

Hawaiian's complete financial statements are included in this Form 10-K beginning on page F-27. Hawaiian's financial statements, from which the above summarized financial information was derived, are prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian's reorganization and restructuring are reported separately as reorganization items in the statements of operations. The balance sheets distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The financial statements of Hawaiian do not include any of the adjustments that would result if Hawaiian was unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of the assets or the amounts of liabilities of Hawaiian that would be necessary as a consequence of the confirmation of the Joint Plan or another plan of reorganization.

Cash and Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Cash paid for interest during the years ended December 31, 2004, 2003 and 2002 was zero, $0.2 million and $1.2 million, respectively.

Restricted Cash

Restricted cash consists of the amount transferred to the Company by Hawaiian immediately prior to Hawaiian's Chapter 11 filing. See Note 10.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

Revenue Recognition

Passenger revenue is recognized either when the transportation is provided by Hawaiian or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability (which is not included in the Company balance sheet as of December 31, 2004 or 2003 due to the deconsolidation of Hawaiian effective April 1, 2003). Hawaiian performs periodic evaluations of this estimated liability, and any resulting adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Charter and cargo revenue is recognized when the transportation is provided.

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and, beginning in 2003, recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Prior to 2003, these amounts were recognized on a comparable basis but were classified as other revenue. The related amounts in the statements of operations for the year ended December 31, 2002 have been reclassified to conform to the 2003 presentation. Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses.

Components of other revenue include ticket change fees, ground handling fees, sales of jet fuel, and other incidental services that are recognized as revenue when the related service is provided.

Frequent Flyer Program

Hawaiian recognizes a liability under its HawaiianMiles frequent flyer program as members accumulate mileage points. The incremental cost method is used, computed primarily on the basis of fuel, insurance and catering costs, exclusive of any overhead or profit margin.

Sales Commissions

Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $2.1 million and $8.0 million, respectively (during the period Hawaiian was consolidated by the Company).

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

The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure". As required by SFAS 123, pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the years ended December 31, 2004, 2003 and 2002. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model. See Note 9 for the assumptions used to compute the pro forma amounts.

	2004	2003	2002
Net loss:	$(7,262)	$(16,998)	$(58,275)
As reported
Less: Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effects	318	376	849
Pro forma net loss	$(7,580)	$(17,374)	$(59,124)
Earnings per share
As reported:
Basic and diluted	$(0.24)	$(0.60)	$(1.88)
Pro forma: Basic and diluted	$(0.26)	$(0.61)	$(1.91)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS 123R will be effective for periods beginning after June 15, 2005. SFAS 123R offers alternative methods of adoption. At the present time, the Company has not yet determined which alternative method it will use. Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

Earnings (Loss) Per Share

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock or resulted in the issuance of shares of common stock that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company's common stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. Options and warrants to purchase approximately 1.5 million, 3.1 million, and 3.4 million shares of common stock in 2004, 2003, and 2002, respectively, were outstanding, but not included in the computation of diluted earnings (loss) per share as inclusion of these options and warrants would be antidilutive due to the Company's net loss position.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

4.    Financial Instruments and Fuel Risk Management

Financial Instruments

The Company believes the carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable is a reasonable estimate of the fair value of these instruments due to their short-term nature.

Fuel Risk Management

During the three months ended March 31, 2003 that Hawaiian was consolidated by the Company, and for the year ended December 31, 2002, Hawaiian utilized heating oil forward contracts in an effort to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Hawaiian employed a strategy whereby heating oil contracts were used to hedge up to 50% of Hawaiian's anticipated aircraft fuel needs. The Company measures fair value of its derivatives based on quoted market prices. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings as a component of non-operating income (loss). Such amounts were not material in any year presented.

In 2003, the Company ceased hedge accounting on Hawaiian's derivative instruments, and recognized realized and unrealized net gains of $1.0 million (during the period Hawaiian was consolidated by the Company) as a component of non-operating income (expense) related to the derivative instruments not designated as hedges. For the years ended December 31, 2003 and 2002, realized net gains (losses) of $1.7 million and $(0.6) million were recognized as a component of aircraft fuel expense on liquidated contracts designated as hedges (during the period Hawaiian was consolidated by the Company). Based upon Hawaiian's derivative positions as of December 31, 2002, realized gains of $0.8 million and unrealized gains of $1.1 million were recognized as other comprehensive income as of December 31, 2002. The Company reclassified $1.7 million of gains from accumulated other comprehensive income to operations during the year ended December 31, 2003 (during the period Hawaiian was consolidated by the Company) when the hedged fuel expenses were recognized.

5.    Restructuring Charges

During the fourth quarter of 2002, based on a reduction in passenger demand, Hawaiian announced capacity reductions in specific transpacific markets. Hawaiian announced that it would reduce its workforce by approximately 150 employees, or four percent of the total workforce, in an effort to bring its cost structure in line with current and expected revenues. In addition, Hawaiian secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

for part-time reservations personnel and decided to leave certain open positions unfilled. As a result of these actions, for the year ended December 31, 2002, the Company recorded a restructuring charge of $8.7 million related primarily to the accelerated retirement of its remaining eight leased DC-10 aircraft. This charge consisted of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, severance costs for approximately 150 DC-10 pilots, and a write-down of DC-10 improvements and spare parts, partially offset by a credit of $1.4 million related to the sale of eight non-operating DC-9 aircraft and related assets that had been previously written down.

Activity related to the restructuring charges for the years ended December 31, 2003 and 2002, is as follows (the non-cash utilization of the restructuring change during the year ended December 31, 2003 represents the elimination of the remaining restructuring reserves upon the deconsolidation of Hawaiian):

	Beginning Reserve	Restructuring Charges	Utilization of Charge		Remaining Reserve
			Cash	Non-Cash
Year ended December 31, 2002:
Write-down of spare parts and improvements	$—	$1,243	$—	$(1,243)	$—
Allowance for future lease payments, return conditions, and early termination costs	—	7,344	—	—	7,344
Pilot severance costs	—	1,600	—	—	1,600
	$—	10,187	$—	$(1,243)	$8,944
Sale of non-operating DC-9 assets		(1,486)
		$8,701

Year ended December 31, 2003:
Allowance for future lease payments, return conditions, and early termination costs	$7,344	$—	$(120)	$(7,224)	$—
Pilot severance costs	1,600	—	(1,389)	(211)	—
	$8,944	$—	$(1,509)	$(7,435)	$—

6.    Reorganization Items, Net

Reorganization items, net represents amounts directly associated with Hawaiian's reorganization and restructuring subsequent to the Petition Date and are presented separately in the statement of operations for the period during which Hawaiian was consolidated by the Company. Reorganization items, net consists primarily of professional fees incurred in connection with Hawaiian's Chapter 11 filing.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

7.    Income Taxes

The components of the income tax provision for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Current
Federal	$—	$—	$5,129
State	—	—	775
	—	—	5,904
Deferred
Federal	$—	$—	$(2,172)
State	—	—	(933)
	—	—	(3,105)
Provision for income taxes	$—	$—	$2,799

Income tax expense is based on an estimated annual effective tax rate, which differs from the federal statutory rate in 2004, 2003 and 2002, primarily due to state income taxes, certain nondeductible expenses, and increases in the deferred tax valuation allowance as follows.

	2004	2003	2002
Computed "expected" tax benefit	$(2,469)	$(5,779)	$(19,417)
State income taxes, net of federal income tax benefit	(424)	(494)	(2,883)
Changes in deferred tax valuation allowance	974	5,206	28,071
Other	1,919	1,067	(2,972)
Provision for income taxes	$—	$—	$2,799

During the year ended December 31, 2002, the Company determined that it was no longer more likely than not that any portion of its deferred tax assets would be realized and recognized a full valuation allowance on its net deferred tax assets as of the beginning of the year, all 2002 net operating losses, and all items directly impacting other comprehensive loss (primarily the minimum pension liability). As a result, the valuation allowance for deferred tax assets increased by $44.7 million during 2002. Of this increase, $28.1 million relates to increased valuation allowances for the deferred tax effect of current year losses and the valuation allowance on the opening net deferred tax asset, $17.7 million related to increased valuation allowances for the deferred tax asset attributable to the minimum pension liability, and the remainder related to an increase in deferred tax assets attributable to other comprehensive loss items. The valuation allowance of Hawaiian was eliminated upon the deconsolidation of Hawaiian during the year ended December 31, 2003.

Gross deferred tax assets at December 31, 2004 and 2003 consist solely of net operating loss carryforwards of the Company of $2.0 million and $0.6 million. Due to uncertainty surrounding the realizability of those assets, a valuation allowance has been recorded for the full amount. Deferred tax assets and related valuation allowance of approximately $0.4 million at December 31, 2004 relate to certain operating loss carryforwards resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to capital in excess of par rather than a reduction of income tax. As of December 31, 2004, the Company has total net operating loss

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

carryforwards of approximately $5.1 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2014 and 2024.

8.    Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and other personnel (salaried, Transport Workers Union, Employees of the Communications Section). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots' plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian's pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for Hawaiian. Employees in Hawaiian's non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

The accumulated benefit obligation for Hawaiian's defined benefit pension plans was $230.8 million as of December 31, 2002. To the extent that the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability must be recognized on the balance sheet. Accordingly, the Company recognized an additional amount (the minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, "Employers' Accounting for Pensions", minimum pension liability adjustments are recognized through accumulated other comprehensive loss, rather than through the statement of operations. The minimum pension liability increased shareholders' deficiency by $96.1 million as of December 31, 2002. The accumulated benefit obligations and accumulated other comprehensive loss were eliminated upon the deconsolidation of Hawaiian.

The following table sets forth the net periodic benefit cost for the years ended December 31, 2003 and 2002:

	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost	2003 (*)	2002	2003 (*)	2002
Service cost	$2,045	$7,466	$440	$1,324
Interest costs	4,276	16,342	496	1,525
Expected return on plan assets	(4,198)	(17,271)	—	—
Amortization of prior service cost	—	—	64	239
Recognized net actuarial (gain) loss	1,191	1,865	(14)	(490)
Curtailment and termination benefits	—	881	(344)	—
Net periodic benefit cost	$3,314	$9,283	$642	$2,598

(*)	Only represents the period (January 1, 2003 to March 31, 2003) during which Hawaiian was consolidated by the Company.

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

required under the terms of the pilots' plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $0.6 million and $2.2 million in 2003 and 2002, respectively (during the period Hawaiian was consolidated by the Company). Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $0.9 million and $3.5 million in 2003 and 2002, respectively (during the period Hawaiian was consolidated by the Company).

9.    Capital Stock and Options

As of December 31, 2004 and 2003, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $0.01 per share, and 2,000,000 shares of Preferred Stock, of which three and seven shares in 2004 and 2003, respectively, have been designated as Special Preferred Stock, par value $0.01 per share.

On July 26, 2004, the Company sold 351,062 unregistered shares of common stock to Donald J. Carty, a director of the Company, for $2.0 million, which represented a 10 percent discount from the trading price of the Common Stock.

On December 8, 2004 the Company sold 650,000 unregistered shares of common stock to institutional investors for $5.80 per share for total gross proceeds of $3.8 million. The price of $5.80 per share represented a 10 percent discount from the trading prices of the Common Stock.

No dividends were paid by the Company during years ended December 31, 2004, 2003, or 2002.

Special Preferred Stock

In connection with the Corporate Restructuring, four shares of the Company's Series A Special Preferred Stock were issued to AIP with such shares entitling AIP to nominate a number of directors determined based on the percentage of outstanding common equity interest (on a fully diluted basis) that it owns. The IAM, Association of Flight Attendants ("AFA"), and ALPA each hold one share of Series B Special Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred Stock, respectively, (with the Series A Special Preferred Stock, collectively the "Special Preferred Stock") which entitle each union to nominate one director. The holder of the Series A Special Preferred Stock is entitled to identify a number of director nominees based on the percentage of outstanding common equity interest (on a fully diluted basis) that it owns: six directors if the holder, together with specified affiliates, own at least 35% of the outstanding common equity interest (on a fully diluted basis); five directors if the holder, together with specified affiliates, own at least 25% of the outstanding common equity interest (on a fully diluted basis); four directors if the holder, together with specified affiliates, own at least 10% of the outstanding common equity interest (on a fully diluted basis); three directors if the holder, together with specified affiliates, own at least 5% of the outstanding common equity interest (on a fully diluted basis); or will not be entitled to identify any directors if the holder, together with specified affiliates, own less than 5% of the outstanding common equity interest (on a fully diluted basis). If the holder of the Series A Special Preferred Stock is entitled to identify less than six directors, the remaining directors of such six will be comprised of outside directors that are not affiliated with either (i) the holder of the Series A Special Preferred Stock, (ii) any of the unions holding Series B, C, or D Special Preferred Stock, or (iii) the Company other than as a director. In addition to the rights described above, each series of the Special Preferred Stock, unless otherwise specified: (1) ranks senior to the Company's Common Stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (2) has no dividend rights unless a dividend is declared and paid on the Company's Common Stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the Common Stock; (3) is entitled to one vote per share of such series and votes with the Common Stock as a single class on all matters submitted to holders of the Company's Common Stock; (4) automatically converts into the Company's Common Stock on a 1:1 basis, (i) in the case of the Series A Special Preferred Stock, upon the transfer of any shares of Series A Special Preferred Stock to any person or entity that is not an affiliate of AIP; or if the holder of Series A Special Preferred Stock ceases to own 5% or more of the outstanding common equity interest of the Company (on a fully diluted basis) for a period of 365 consecutive days or (ii) in the cases of the Series B, C and D Special Preferred Stock, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements. As further discussed in Note 1, the four shares of Series A Special Preferred Stock held by AIP were cancelled.

Stock Compensation

As part of the collective bargaining agreement negotiated with the ALPA in December 2000, Hawaiian agreed to distribute 1,685,380 shares of Hawaiian's common stock on a quarterly basis to the individual 401(k) accounts of ALPA pilots in Hawaiian's employment during 2001 and 2002. Subsequent to the Corporate Restructuring, each pilot participant eligible to receive a share of Hawaiian common stock became eligible to receive, on the same terms and conditions as were in effect immediately prior to the Corporate Restructuring, one share of the Company's common stock instead. In 2002, 1,051,214 shares, required for the fourth quarter of 2001 and the first, second and third quarters of 2002, were distributed to Vanguard Group, Inc. as trustee. The distribution for the quarter ended December 31, 2002, consisting of 105,776 shares, was made on March 14, 2003. The Company recognized compensation expense related to the stock distribution of $2.2 million for the year ended December 31, 2002.

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

Stock Option Plans

Under the 1994 Stock Option Plan, 600,000 shares of Common Stock were reserved for grants of options to officers and key employees of Hawaiian. Under the 1996 Stock Incentive Plan, as amended, 4,500,000 shares of Common Stock were reserved for issuance of discretionary grants of options to Hawaiian's employees. Hawaiian also had a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of Common Stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Following the Corporate Restructuring, the Company assumed sponsorship of the then-existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Corporate Restructuring, except that shares of the Company's common stock would be issued upon the exercise or issuance of these options instead of Hawaiian common stock.

Stock options were granted with an exercise price equal to the common stock's fair market value at the date of grant, generally vested over a period of four years and expired, if not previously exercised, ten years from the date of grant.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

	Shares of Common Stock		Weighted average of exercise price
	Available	Outstanding

Balance at December 31, 2001	1,439,500	3,018,000	$2.97
Granted
1996 Stock Incentive Plan	(350,000)	350,000	2.46
1996 Nonemployee Director Stock Option Plan	(164,000)	164,000	3.26
Exercised
1996 Stock Incentive Plan	—	(20,000)	2.06
Forfeited
1996 Stock Incentive Plan	110,000	(110,000)	2.91

Balance at December 31, 2002	1,035,500	3,402,000	$2.92
Forfeited
1996 Stock Incentive Plan	290,000	(290,000)	3.42
1996 Nonemployee Director Stock Option Plan	24,000	(24,000)	2.81

Balance at December 31, 2003	1,349,500	3,088,000	$2.90
Exercised
1994 Stock Incentive Plan	—	(50,000)	1.62
1996 Stock Incentive Plan	—	(1,050,000)	3.29
1996 Nonemployee Director Stock Option Plan	—	(194,000)	3.16
Forfeited
1996 Stock Incentive Plan	280,000	(280,000)	2.38

Balance at December 31, 2004	1,629,500	1,514,000	$2.72

Stock option activity during the periods indicated is as follows:

As of December 31, 2004, vesting requirements and exercise periods under each respective plan are as follows:

	Vesting	Exercise Period
1994 Stock Option Plan	Fully vested	Through 2005
1996 Stock Incentive Plan	Various from 2005 through 2006	Various from 2005 through 2012
1996 Nonemployee Director Stock Option Plan	Fully vested	Various from 2005 through 2012

As of December 31, 2004, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $2.10 to $3.69 and 5.8 years, respectively. At December 31, 2004, 2003, and 2002, the number of options exercisable was 1,276,500, 2,628,000 and 2,643,000, respectively, with weighted-average exercise prices of $2.76, $2.96 and $3.02, respectively.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

There were no stock options granted during 2004 and 2003. The per share weighted-average fair value of stock options granted during 2002 was $1.62 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

2002
Expected dividend yield	0.00%
Expected volatility	55.00%
Risk-free interest rate	3.54% to 5.29%
Expected life	Up to 7 years

10.	Stock Repurchases, Related Party Transactions and Related Litigation

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

Included in other operating expenses for the years ended December 31, 2003 and 2002 is $0.2 million and $2.6 million, respectively, related to a services agreement with Smith Management LLC ("Smith Management"), whereby Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr. Adams is also the president of Smith Management.

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of the Company, generally relating to the Company's obligations as a public company. In addition, Hawaiian transferred $500,000, which is recorded as restricted cash, to the Company immediately prior to Hawaiian's bankruptcy filing. The Company had $1.4 million due to Hawaiian as of December 31, 2004 and 2003.

On November 28, 2003, the Trustee filed a complaint (the "Complaint") with the Bankruptcy Court, naming Mr. Adams, AIP, LLC, AIP and Smith Management (together, the "Adams Defendants") and the Company, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law; avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law; and unjust enrichment under Hawaii law. The factual allegations relate to the Self-Tender; payments made by Hawaiian to Smith Management; $200,000 in compensation paid by Hawaiian to Mr. Adams; and

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

the $500,000 transferred from Hawaiian to the Company immediately prior to Hawaiian's bankruptcy filing. Based on all of the claims in the Complaint, the Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit. The Adams Defendants and the Company served answers denying all material allegations of the Complaint on January 5, 2004 and on February 18, 2004, respectively. On December 17, 2004 Hawaiian and the Adams Defendants entered into a settlement agreement under which the Adams Defendants agreed to pay the sum of $3.6 million to Hawaiian in exchange for a release of Hawaiian's claims. At a hearing held on February 24, 2005, the Bankruptcy Court approved the settlement agreement. The $3.6 million is payable to Hawaiian no later than ten days after the effective date of the Joint Plan.

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

On October 14, 2003, the Company and Smith Management entered into an agreement (the "Smith Management Agreement"), whereby the parties agreed that Smith Management would continue to provide the Company with corporate, financial, strategic, planning, management, consulting and tax-related services and forego receiving compensation or reimbursement for any expenses for services provided until the parties mutually agreed otherwise. The Smith Management Agreement replaced the previous agreement between Smith Management and Hawaiian discussed above. Under the Smith Management Agreement, the Company agreed that neither Smith Management nor any of its members, affiliates, officers, directors, employees, consultants or advisors (collectively the "Smith Representatives") shall be liable or held accountable, in damages or otherwise, for any errors of judgment or any mistakes of fact or law or for anything that the Smith Management or the Smith Representatives do or refrain from doing in good faith in providing or failing to provide services under the Smith Management Agreement. Further, the Company agreed to indemnify the Smith Management and the Smith Representatives (collectively the "Smith Indemnitees"), and each of their successors and assigns, subject to certain conditions, from and against any and all losses or cost suffered or sustained by any Smith Indemnitees (other than any losses or cost arising out of the gross negligence or willful misconduct of Smith Management or the Smith Representatives), arising in connection with their obligations under the Smith Management

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

Agreement. In connection with RC Aviation's purchase of ten million shares of the Company's common stock from AIP in June 2004, the Smith Management Agreement was terminated, but the indemnification and exculpation provisions described above survive termination of the Agreement. However, the Company has no obligation to indemnify the Smith Representatives for amounts paid by them pursuant to the settlement with the Trustee.

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

Included in other operating expenses for the year ended December 31, 2002 is $0.3 million related to a consulting agreement with Todd G. Cole, a director of Hawaiian through May 15, 2003, pursuant to which Mr. Cole provided executive consulting services regarding fleet utilization, scheduling and other operational matters for a fee of $20,833 per month from May 1, 2002 through October 31, 2002 and a single payment of $125,800 due January 6, 2003. The consulting agreement was extended through December 31, 2002, during which Mr. Cole received a fee of $41,666 per month and accrued payments during the initial term totaling $125,000 on October 31, 2002. The consulting agreement was terminated on December 31, 2002.

From May 19, 2000 through April 25, 2003, Hawaiian invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is indirectly majority owned by Mr. Adams and another individual. Edward Z. Safady and Thomas J. Trzanowski, both former members of Hawaiian's Board of Directors, are employees and/or directors of Liberty Bank, SSB.

In July 2004, the Company sold 351,062 unregistered shares of the Company's Common Stock to Donald J. Carty, a director of the Company, for $2.0 million.

The Company had approximately $57,000 due to Ranch Capital, LLC as of December 31, 2004 related to out of pocket travel expenses for the Company's officers, Lawrence S. Hershfield and Randall L. Jenson, paid by Ranch Capital, LLC on behalf of the Company. Mr. Hershfield and Mr. Jenson are respectively the Chief Executive Officer and Managing Director of Ranch Capital, LLC.

11.	Concentration of Business Risk

Financial instruments that potentially subject the Company to risk due to concentrations consist principally of accounts with financial institutions in excess of federally insured limits. As of December 31, 2004 and 2003, the Company had deposits in two financial institutions that were in excess of federally insured amounts totaling $2.1 million and $0.4 million, respectively.

12.	Segment Information

Principally all operations of Hawaiian either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian's chief operating decision-maker on both Hawaiian's geographic components and Hawaiian's product and service components, resulting in the components based on products and services

Hawaiian Holdings, Inc.
(Parent Company of Debtor)

Notes to Financial Statements
(in thousands, unless otherwise indicated)

constituting one operating segment. As Hawaiian offers only one service (i.e., air transportation), management has concluded that it has only one segment. Hawaiian's principal line of business, the scheduled and chartered transportation of passengers, constitutes more than 90% of its operating revenue. The following table delineates scheduled and chartered passenger revenue of Hawaiian for the period during which Hawaiian was consolidated by the Company:

	2003(*)	2002

Transpacific	$87,094	$341,662
Interisland	42,151	180,391
South Pacific	4,442	19,940
Overseas Charter	11,832	46,480
	$145,519	$588,473

(*)	Only represents the period during which Hawaiian was consolidated by the Company.

13.	Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information (in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004:
Operating revenue	$—	$—	$—	$—
Operating loss	(1,264)	(2,589)	(1,757))	(1,656)
Nonoperating income	1	2	1	—
Net loss	(1,263)	(2,587)	(1,756))	(1,656)
Net loss per Common Stock share:
Basic and diluted	(0.04)	(0.09)	(0.06))	(0.05)

	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
2003:
Operating revenue	$157,064	$—	$—	$—
Operating loss	(13,559)	(451)	(531))	(552)
Nonoperating expense	(1,905)	—	—	—
Net loss	(15,464)	(451)	(531))	(552)
Net loss per Common Stock share:
Basic and diluted	(0.55)	(0.02)	(0.02))	(0.02)

*	Includes the consolidated results of the Company and Hawaiian. All other periods include the deconsolidated results of the Company only.

REPORT OF INDEPENDENT AUDITORS

Hawaiian Airlines, Inc.

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. ("Hawaiian") as of December 31, 2004 and 2003, and the related statements of operations, shareholders' deficiency and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Hawaiian's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Hawaiian's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Hawaiian's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Hawaiian will continue as a going concern. As more fully described in Note 2 to the financial statements, Hawaiian filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws on March 21, 2003, which raises substantial doubt about Hawaiian's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

  /s/ Ernst & Young LLP

March 30, 2005
Honolulu, Hawaii

Hawaiian Airlines, Inc. (Debtor)
Statements of Operations

	Year ended December 31,
	2004	2003	2002
	(In Thousands)
Operating revenue:
Passenger	$699,497	$626,807	$541,992
Charter	7,280	23,070	46,480
Cargo	30,579	28,504	21,319
Other	26,609	27,764	22,247
Total operating revenue	763,965	706,145	632,038
Operating expenses:
Wages and benefits	227,332	215,421	205,422
Aircraft fuel, including taxes and oil	135,946	97,055	95,457
Aircraft rent	106,090	111,454	83,462
Maintenance materials and repairs	49,246	49,515	90,194
Other rentals and landing fees	23,984	24,967	24,179
Depreciation and amortization	8,122	7,098	8,577
Sales commissions	5,529	4,302	14,645
Restructuring charges	—	—	8,701
Special credits (Stabilization and Supplemental
Appropriations Acts)	—	(17,497)	680
Other	136,633	136,352	155,970
Total operating expenses	692,882	628,667	687,287
Operating income (loss)	71,083	77,478	(55,249)
Non-operating income (expense):
Reorganization items, net	(129,520)	(115,063)	—
Interest and amortization of debt expense	(1,030)	(417)	(1,264)
Interest income	—	234	1,889
Loss on disposition of equipment and other, net	843	1,199	(22)
Total non-operating income (expense), net	(129,707)	(114,047)	603
Loss before income taxes	(58,624)	(36,569)	(54,646)
Income tax expense	(16,816)	(12,944)	(2,799)
Net loss	$(75,440)	$(49,513)	$(57,445)

See accompanying notes.

Hawaiian Airlines, Inc. (Debtor)
Balance Sheets

	December 31,
	2004	2003
	(In Thousands, Except for Share Data)
Assets
Current assets:
Cash and cash equivalents	$110,647	$87,728
Restricted cash	47,902	52,766
Accounts receivable, net of allowance for doubtful
accounts of $1,337 and $1,940 in 2004 and 2003, respectively	23,321	36,902
Spare parts and supplies, net	8,527	9,552
Prepaid expenses and other	31,046	20,674
Total current assets	221,443	207,622

Property and equipment, net:
Flight equipment	26,320	17,766
Ground equipment, buildings and leasehold
improvements	65,602	60,656
Total	91,922	78,422
Accumulated depreciation and amortization	(40,383)	(32,431)
Property and equipment, net	51,539	45,991

Other assets:
Long-term prepayments and other	33,492	46,438
Reorganization value in excess of amounts
allocable to identifiable assets, net	27,731	28,320
Total other assets	61,223	74,758
Total assets	$334,205	$328,371

Hawaiian Airlines, Inc. (Debtor)
Balance Sheets

	December 31,
	2004	2003
	(In Thousands, Except for Share Data)
Liabilities and shareholders' deficiency
Current liabilities:
Accounts payable	$47,097	$48,866
Air traffic liability	129,532	110,923
Other accrued liabilities	31,060	46,837
Total current liabilities	207,689	206,626
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	144,198	144,920
Other liabilities, deferred credits and long-term deposits	60,731	51,524
Total other liabilities	204,929	196,444
Liabilities subject to compromise	214,695	134,532
Commitments and contingent liabilities
Shareholders' deficiency:
Common Stock – $0.01 par value, 60,000,000 shares authorized; 27,814,143 shares issued and outstanding at December 31, 2004 and 2003	278	278
Preferred stock – $0.01 par value, 2,000,000 shares authorized; no shares issued or outstanding at December 31, 2004 and 2003	—	—
Capital in excess of par value	60,084	60,084
Notes receivable from common stock sales	(69)	(1,560)
Accumulated deficit	(231,218)	(155,778)
Accumulated other comprehensive loss –
Minimum pension liability	(120,716)	(112,255)
Derivative financial instruments	(1,467)	—
Shareholders' deficiency	(293,108)	(209,231)
Total liabilities and shareholders' deficiency	$334,205	$328,371

See accompanying notes.

Hawaiian Airlines, Inc. (Debtor)
Statements of Shareholders' Deficiency and Comprehensive Loss

	Common Stock	Capital in Excess of Par Value	Notes Receivable From Common Stock Sales	Accumulated Deficit	Accumulated Comprehensive Loss Pension	Accumulated Comprehensive Income (Loss) Derivatives	Total
	(In Thousands, Except for Share Data)
Balance at December 31, 2001	$342	$84,665	$(1,560)	$(48,820)	$(51,600)	$(4,237)	$(21,210)
Net loss	—	—	—	(57,445)	—	—	(57,445)
Minimum pension liability	—	—	—	—	(44,463)	—	(44,463)
Derivative financial instruments	—	—	—	—	—	6,126	6,126
Total comprehensive loss							(95,782)
Exercise of options to acquire 20,000 shares of common stock	—	41	—	—	—	—	41
Distribution to Pilots' 401(k) Plan of 514,034 shares of common stock	5	1,920	—	—	—	—	1,925
Repurchase of 990,700 shares of common stock	(10)	(3,117)	—	—	—	—	(3,127)
Repurchase of 5,880,000 shares of common stock tendered	(59)	(24,931)	—	—	—	—	(24,990)
Other	—	1,363	—	—	—	—	1,363
Balance at December 31, 2002	278	59,941	(1,560)	(106,265)	(96,063)	1,889	(141,780)
Net loss	—	—	—	(49,513)	—	—	(49,513)
Minimum pension liability	—	—	—	—	(16,192)	—	(16,192)
Derivative financial instruments	—	—	—	—	—	(1,889)	(1,889)
Total comprehensive loss							(67,594)
Other	—	143	—	—	—	—	143
Balance at December 31, 2003	278	60,084	(1,560)	(155,778)	(112,255)	—	(209,231)
Net loss	—	—	—	(75,440)	—	—	(75,440)
Minimum pension liability	—	—	—	—	(8,461)	—	(8,461)
Derivative financial instruments	—	—	—	—	—	(1,467)	(1,467)
Total comprehensive loss							(85,368)
Repayment of shareholder notes	—	—	1,491	—	—	—	1,491
Balance at December 31, 2004	$278	$60,084	$(69)	$(231,218)	$(120,716)	$(1,467)	$(293,108)

See accompanying notes.

Hawaiian Airlines, Inc. (Debtor)
Statements of Cash Flows

	Year ended December 31,
	2004	2003	2002
	(In Thousands)
Operating activities:
Net loss	$(75,440)	$(49,513)	$(57,445)
Adjustments to reconcile net loss to net cash provided by operating activities before reorganization activities:
Reorganization items, net	129,520	115,063	—
Depreciation	7,714	6,534	8,010
Amortization	408	564	567
Net periodic postretirement benefit cost	3,979	2,298	2,598
Restructuring charges	—	—	8,701
Loss on assets held for sale	132	29	118
Advance on sale of frequent flyer miles	—	—	24,000
Decrease (increase) in restricted cash	4,864	(29,564)	3,708
Decrease (increase) in accounts receivable	13,581	(8,809)	6,917
Decrease (increase) in spare parts and supplies	1,025	(5,144)	(839)
Increase in prepaid expenses and other assets	(11,839)	(9,290)	(270)
Decrease in deferred taxes, net	—	—	5,904
Increase (decrease) in accounts payable	(1,769)	14,389	(677)
Increase (decrease) in air traffic liability	18,609	(9,801)	(667)
Increase (decrease) in other accrued liabilities	(15,889)	15,690	(2,659)
Other, net	(20,651)	(3,402)	12,452
Net cash provided by operating activities before reorganization activities	54,244	39,044	10,418
Cash flows from reorganization activities:
Professional fees paid for services rendered in connection with bankruptcy proceedings	(20,709)	(14,026)	—
Interest income on accumulated cash balances	2,649	728	—
Net cash used by reorganization activities	(18,060)	(13,298)	—
Net cash provided by operating activities	36,184	25,746	10,418
Investing activities:
Additions to property and equipment	(13,673)	(7,445)	(9,693)
Progress payments on flight equipment	—	—	(21)
Proceeds from disposition of equipment	—	12	2,123
Net cash used in investing activities	(13,673)	(7,433)	(7,591)
Financing activities:
Long-term borrowings	—	—	344
Repayments of long-term debt	—	(1,508)	(4,450)
Repayments of capital lease obligations	(1,083)	(984)	(1,554)
Repurchase of common stock	—	—	(28,120)
Proceeds on notes receivable from common stock sales	1,491	—	—
Net cash provided by (used in) financing activities	408	(2,492)	(33,780)
Net increase (decrease) in cash and cash equivalents	22,919	15,821	(30,953)
Cash and cash equivalents at beginning of year	87,728	71,907	102,860
Cash and cash equivalents at end of year	$110,647	$87,728	$71,907

See accompanying notes.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

1.    Business and Organization

Hawaiian Airlines, Inc. ("Hawaiian") was incorporated in January 1929 under the laws of the Territory of Hawaii and is the largest airline headquartered in Hawaii. Hawaiian became a wholly-owned subsidiary of Hawaiian Holdings, Inc. ("Holdings") on August 29, 2002, pursuant to the corporate restructuring described in Note 4. Hawaiian is engaged primarily in the scheduled air transportation of passengers, cargo and mail. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to eight Western United States cities ("Transpacific"). Hawaiian also provides daily direct service to four of the six major islands and directly through an arrangement with Island Air to two of the six major islands of the State of Hawaii ("Interisland") and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific ("South Pacific") and Sydney, Australia. Charter service is also provided from Honolulu to Anchorage, Alaska ("Overseas Charter"). Hawaiian currently operates a fleet of 11 Boeing 717-200 aircraft for its Interisland routes, and a fleet of 14 Boeing 767-300ER aircraft for its Transpacific, South Pacific and Overseas Charter routes.

2.    Bankruptcy Filing, Liquidity and Going Concern

On March 21, 2003 (the "Petition Date"), Hawaiian filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court"). Holdings did not file a voluntary petition for relief under Chapter 11. Hawaiian has continued to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Chapter 11 filing triggered defaults, or termination events, on substantially all debt and lease obligations, and certain other contractual obligations of Hawaiian. Subject to certain exceptions under the Bankruptcy Code, Hawaiian's Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date. At a hearing held on the Petition Date, the Bankruptcy Court granted Hawaiian's first day motions for various relief designed to stabilize its operations and business relationships with customers, vendors, employees and others and entered orders granting authority to Hawaiian to, among other things: pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; honor customer service programs, including the HawaiianMiles program and ticketing policies; honor obligations arising prior to the Petition Date related to Hawaiian's interline, clearinghouse, code sharing and other similar agreements; pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges; and pay certain other obligations.

On March 31, 2003, BCC Equipment Leasing Corporation ("BCC Leasing"), an affiliate of The Boeing Company, filed a motion seeking the appointment of a Chapter 11 trustee (the "Trustee Motion"). BCC Leasing asserted that John W. Adams, the Chairman and Chief Executive Officer of Hawaiian and Holdings at that time, could not be relied upon to act in the best interest of creditors or to undertake a successful reorganization because he had allegedly engaged in extensive self-dealing and allegedly had disabling conflicts of interest. BCC Leasing specifically pointed to a "self-tender" of Hawaiian common stock that occurred in the spring of 2002, as described more fully in Note 15, which resulted in 5,880,000 shares of Hawaiian's stock being repurchased by Hawaiian at a price in excess of the then-trading price, of which a significant portion was repurchased from Mr. Adams and an entity controlled by Mr. Adams. On May 16, 2003, the Bankruptcy Court issued an order granting the Trustee Motion. As a result, a Chapter 11 trustee , Joshua Gotbaum (the "Trustee"), is in charge of operating Hawaiian's business under the jurisdiction of the Bankruptcy Court, and has the power to

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date. Additionally, Hawaiian's exclusive periods to file and solicit acceptances of a plan of reorganization terminated upon the appointment of the Trustee.

A pre-petition liability that requires different treatment under the Bankruptcy Code relates to certain qualifying aircraft, aircraft engines and other aircraft-related equipment that are leased or subject to a security interest or conditional sale contract. Under Section 1110 of the Bankruptcy Code, actions to collect most pre-petition liabilities of this nature are automatically stayed for 60 days only, except under two conditions: (a) the debtor may extend the 60-day period by agreement with the relevant creditor and with court approval; or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the Bankruptcy Code. If neither of these conditions is met, the creditor may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment at the end of the 60-day period. With respect to Hawaiian, the original 60-day period under Section 1110 expired May 20, 2003. Hawaiian entered into various stipulations with each of it aircraft lessors to extend the Section 1110 deadlines on several occasions. Hawaiian ultimately reached agreements with Ansett Worldwide Aviation Services, Inc. ("Ansett"), International Lease Finance Corporation ("ILFC"), and BCC Leasing, who together lease Hawaiian its entire fleet of Boeing 767 and 717 aircraft, under revised long-term leases approved by the Bankruptcy Court. Hawaiian also cancelled the delivery of two Boeing 767 aircraft scheduled for delivery during 2003 and returned two Boeing 717 aircraft to BCC Leasing in late 2003 and early 2004. The revised leases and cancellations provide Hawaiian with significant savings in monthly aircraft rentals, but also result in lease-related deficiency claims against Hawaiian by Ansett (the "Ansett Claim") and BCC Leasing of approximately $107.5 million and $66.5 million, respectively. See Notes 6 and 7.

On September 9, 2004, Holdings, the Trustee, the Official Committee of Unsecured Creditors, HHIC, Inc., a wholly-owned subsidiary of Holdings ("HHIC"), and RC Aviation, LLC ("RC Aviation"), filed an amended Joint Plan of Reorganization (as amended on October 4, 2004, and on March 11, 2005 and as may be amended from time to time thereafter, the "Joint Plan") to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provides for payment in full, without interest accruing after the Petition Date, of all allowed claims, including unsecured claims. Additionally, the Joint Plan provides for Holdings to retain its existing equity interest in Hawaiian, although Holdings will be required to issue shares of common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of existing common shareholders of Holdings. The Joint Plan was submitted to creditors for vote on approximately October 15, 2004. All Class 5 creditors who voted accepted the Joint Plan. More than 95% in both number and amount of each other impaired class of creditors entitled to vote on the Joint Plan accepted the Joint Plan. Holdings and HHIC, as the sole shareholders of Hawaiian, also voted to accept the Joint Plan. The Joint Plan has, therefore, been accepted by more than the required two-thirds of the dollar amount of eligible claims and more than the required one-half of the number of claims from each class of creditors entitled to vote on the Joint Plan. At the confirmation hearing for the Joint Plan on March 11, 2005, the Bankruptcy Court concluded that all of the requirements for confirmation had been met and that findings of fact and conclusions of law and an order would be entered following ratification of the proposed agreements with the Association of Flight Attendants ("AFA") and the Air Line Pilots Association ("ALPA").

On February 19, 2005, a final proposed agreement was reached with the negotiating committee of AFA, and on March 14, 2005, the agreement was ratified. On March 14, 2005, a final proposed agreement (the "Proposed ALPA Agreement") was reached with the negotiating committee of ALPA, but the members of ALPA did not ratify the Proposed ALPA Agreement. Consequently, on March

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

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

The following table briefly summarizes the classification and treatment of claims under the Joint Plan, the estimated allowed claims and the anticipated treatment (in millions):

			Anticipated Treatment
Class	Classification	Treatment under the Joint Plan	Cash	Installment Payments	Common Stock
Unclassified	Unsecured Priority Tax Claims	In cash, paid in up to twenty-four (24) equal quarterly installments.	$1.2	$30.1	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	1.0	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	—	2.8	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4[1] (Impaired)	Unsecured Claims not included in a category below.	At the election of the holder, either (a) cash in an amount equal to fifty percent (50%) of the allowed claim and common stock of Holdings equal to fifty percent (50%) of the allowed claim, based on a stock value of $6.16 per share; or (b) cash equal to 100% of the allowed claim.	36.3	—	—
Class 5[2] (Impaired)	Lease Related Claims	Cash in an amount equal to fifty percent (50%) of the claim and common stock of Holdings equal to fifty percent (50%) of the claim, based on a stock value of $6.16 per share.	87.0	—	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—

[1]	The amount and classification of the claim filed by American Airlines, Inc. ("AA") are in dispute. AA has filed a claim for approximately $11 million, which it contends belongs to Class 4. Hawaiian disputes a substantial portion of AA's claim, but the full $11 million is included above. Hawaiian also contends that a significant portion of AA's claim should be categorized in Class 5.

[2]	To the extent a portion of AA's claim is categorized in Class 5, AA will not receive cash or stock. It will receive a 15-year fully amortizing promissory note, which bears interest at the rate of 6.5% per annum. Because all of AA's claim is included in Class 4 above, pending resolution of the classification dispute, none of that claim is included in Class 5.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

			Anticipated Treatment
Class	Classification	Treatment under the Joint Plan	Cash	Installment Payments	Common Stock
Class 7 (Impaired/ Unimpaired)	Equity Interests	Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, Holdings will be required to issue new common stock to creditors of Hawaiian, which will result in a dilution of the ownership interest of Holdings' existing common shareholders.
		Total	$126.4	$32.9	$87.0

The amounts and classifications of the claims above are based on the amounts agreed in the settlement of the claims, with the exception of disputed claims, where the gross claim amount has been included. It is expected that the ultimate resolution of the disputed claims will be lower, but we can provide no assurance that this will occur. For these reasons, the final amounts and classifications of such claims cannot yet be determined.

The Trustee, Holdings and RC Aviation entered into a Restructuring Support Agreement, dated as of August 26, 2004 (the "Restructuring Support Agreement"), pursuant to which Holdings and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan, and to ensure that Hawaiian has at least $70 million of unrestricted cash on the effective date of the Joint Plan. In order to fund their obligations under the Joint Plan, Holdings and RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility; the proceeds of a rights offering to existing shareholders of Holdings; or the proceeds of the sale of a new series of Holdings preferred stock in Holdings to RC Aviation. Holdings and RC Aviation are in the process of negotiating a $50 million senior secured credit facility as well as the issuance of up to $100 million of convertible senior notes. RC Aviation will receive shares of common stock of Holdings valued at $6.16 per share on account of 50% of the lease-related deficiency claims controlled by RC Aviation. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement, in exchange for the 50% cash portion that RC Aviation is to receive on account of its lease-related claims, RC Aviation may defer the cash payment it is to receive and has agreed to accept a six-month note if Hawaiian does not have sufficient cash to pay all obligations due on the effective date and retain at least $70 million in unrestricted cash.

The Chapter 11 Filing, including the subsequent appointment of the Trustee, and the resulting uncertainty regarding Hawaiian's future prospects raise substantial doubt about the ability of Hawaiian to continue as a going concern. The ability of Hawaiian to continue as a going concern is contingent upon Hawaiian's ability to consummate the Joint Plan, or another plan of reorganization. While the Company believes the necessary approvals have been obtained and the necessary financing arranged in order to consummate the Joint Plan, with the exception of the approval of ALPA, such financing is contingent upon Hawaiian's ultimate emergence from bankruptcy protection. The occurrence of certain events prior to Hawaiian's emergence from bankruptcy (including the inability to resolve the outstanding ALPA issues) could result in the arranged financing not being available, which might prevent the consummation of the Joint Plan and therefore delay or prevent Hawaiian's emergence from bankruptcy. The accompanying financial statements have been prepared assuming that Hawaiian will continue as a going concern. The financial statements do not include any of the adjustments that would result if Hawaiian were unable to continue as a going concern, nor do they give effect to any

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian that will be necessary as a consequence of the consummation of the Joint Plan or another plan of reorganization.

3.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian's reorganization and restructuring are reported separately as reorganization items in the statements of operations. The statements of financial position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Cash and Cash Equivalents

Hawaiian considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of collateral to support credit card holdbacks for advance ticket sales (which funds are subsequently made available to Hawaiian as air travel is provided), and as cash collateral for outstanding letters of credit.

Spare Parts and Supplies

Spare parts and supplies consist primarily of expendable parts for flight equipment and supplies that are stated at average cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to the lower of amortized cost or net realizable value. These allowances are based on management estimates and are subject to change.

Property and Equipment

Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Flight equipment	2-15 years, 15% residual value
Ground equipment	5-15 years, no residual value
Airport terminal facility	30 years
Buildings	15-20 years
Leasehold improvements	Shorter of lease term or useful life

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

Routine maintenance and repairs are charged to operations as incurred, except that maintenance and repairs under "power by the hour" maintenance agreements are accrued and expensed on the basis of hours flown. Scheduled airframe inspections and overhauls, which are generally performed every seven years, are capitalized and amortized over the estimated period benefited, presently the lesser of seven years, the time until the next scheduled event, or the remaining lease terms of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the lesser of the remaining life of the asset or the lease terms.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

Hawaiian emerged from a previous Chapter 11 bankruptcy on September 12, 1994. Under fresh start reporting, the reorganization value of the entity was allocated to Hawaiian's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of Hawaiian is reflected as reorganization value in excess of amounts allocable to identifiable assets ("Excess Reorganization Value") in the accompanying balance sheets. Excess Reorganization Value is not amortized but is instead subject to annual impairment tests. During the year ended December 31, 2004, Excess Reorganization Value was reduced by $0.6 million representing the current year tax benefit of the utilization of net operating loss carryforwards arising prior to the previous Chapter 11 bankruptcy.

Revenue Recognition

Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. Hawaiian performs periodic evaluations of this estimated liability, and any resulting adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Charter and cargo revenue is recognized when the transportation is provided.

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses.

Components of other revenue include ticket change fees, ground handling fees, sales of jet fuel, and other incidental services that are recognized as revenue when the related service is provided.

Frequent Flyer Program

Hawaiian recognizes a liability under its HawaiianMiles frequent flyer program as members accumulate mileage points. Hawaiian records a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian, or the contractual rate of expected redemption on partner airlines. Incremental cost includes the cost of fuel, meals, liability insurance, reservations, and ticketing and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles program. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

Sales Commissions

Commissions from the sale of passenger revenue are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

Advertising Costs

Hawaiian expenses advertising costs as incurred. Advertising expense was $7.7 million, $4.6 million, and $8.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Notes Receivable from Sale of Stock

In September 1996, $1.9 million in full recourse, interest-bearing notes were received from option holders who exercised options to purchase 592,500 shares of Hawaiian's common stock. The notes are classified as a reduction in shareholders' deficiency. In 2004, $1.5 million of the notes were repaid to Hawaiian.

Stock Option Plans

Hawaiian accounts for stock options issued by Hawaiian prior to the August 2002 corporate restructuring discussed in Note 4, and for stock options issued subsequent to such corporate restructuring by Holdings related to Hawaiian's participation in the stock-based compensation plans of Holdings, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant.

Hawaiian has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". As required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the years ended December 31, 2004, 2003 and 2002. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model. See Note 13 for the assumptions used to compute the pro forma amounts.

	2004	2003	2002
Net loss:
As reported	$(75,440)	$(49,513)	$(57,445)
Less: Total stock based employee compensation expense determined under the fair value method for all awards, net of tax	318	376	849
Pro forma net loss	$(75,758)	$(49,889)	$(58,294)

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS 123R will be effective for periods beginning after June 15, 2005. SFAS 123R offers alternative methods of adoption. At the present time, Hawaiian has not yet determined which alternative method it will use. Depending on the method Hawaiian adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant changes relate to the determination of asset impairment, air traffic liability, frequent flyer liability and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimates have been appropriately established in accordance with accounting principles generally accepted in the United States.

Reclassifications

Certain prior year amounts were reclassified to conform to the 2004 presentation.

4.    Corporate Restructuring

On August 29, 2002, Hawaiian was restructured into a holding company structure, whereby Hawaiian became a wholly owned subsidiary of Holdings, a Delaware corporation, and the shareholders of Hawaiian, as described in more detail below, exchanged their Hawaiian shares for Holdings shares on a one-for-one basis and became shareholders of Holdings (the "Corporate Restructuring"). The shareholders of Holdings then had substantially the same rights, privileges and interests with respect to Holdings as they had with respect to Hawaiian immediately prior to the Corporate Restructuring, except for any such differences that arise from differences between Delaware and Hawaii law.

In connection with the Corporate Restructuring, Airline Investors Partnership, L.P. ("Airline Investors Partnership"), the majority shareholder of Hawaiian prior to the Corporate Restructuring, was restructured into a limited liability company called AIP, LLC ("AIP"). As part of the AIP restructuring, Holdings acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian common stock that were previously held by Airline Investors Partnership. In exchange, AIP received the same number of shares of Holdings' common stock that Airline Investors Partnership owned of Hawaiian common stock immediately prior to the exchange. Immediately after the AIP restructuring, Holdings acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of Holdings' common stock. After the completion of the Corporate Restructuring, the shareholders of Holdings held the same relative percentage of Holdings common stock as they did of Hawaiian common and special preferred stock immediately prior to the Corporate Restructuring. On December 30, 2004, Holdings, AIP and certain related parties entered into an agreement pursuant to which the shares of special preferred stock held by AIP were cancelled.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

In addition, Holdings assumed sponsorship of the then-existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Corporate Restructuring, except that shares of Holdings common stock would be issued upon the exercise or issuance of these options instead of Hawaiian common stock. Furthermore, each pilot participant eligible to receive a share of Hawaiian common stock under the Hawaiian pilots' 401(k) plan and a 2001 letter of agreement with the Hawaiian pilots became eligible to receive, on the same terms and conditions as were in effect immediately prior to the Corporate Restructuring, one share of Holdings common stock instead of one share of Hawaiian common stock.

As part of the Corporate Restructuring, Holdings also issued to AIP and each of Hawaiian's three labor unions having the right to nominate individuals to the Holdings board of directors, a number of shares of a corresponding series of Holdings special preferred stock equal to the number of shares of Hawaiian special preferred stock that they held immediately prior to the Corporate Restructuring. In addition, the existing stockholders agreement among Hawaiian, Airline Investors Partnership and the three labor unions having board nomination rights was amended and restated to make Holdings and AIP parties to the agreement and to have them assume all the rights and obligations of Hawaiian and Airline Investors Partnership under the existing stockholders agreement, respectively. As a result, after the completion of the Corporate Restructuring, the relative governance rights in Holdings of AIP and these three labor unions were substantially the same as the rights in Hawaiian of Airline Investors Partnership and these three labor unions immediately prior to the Corporate Restructuring.

Immediately after the Corporate Restructuring was completed, an amendment to the rights agreement between Hawaiian and the rights agent, which was previously approved by the Hawaiian board of directors, also became effective. This amendment essentially rendered non-exercisable the rights attached to each share of Hawaiian common stock that were issued pursuant to the rights agreement.

The Corporate Restructuring had no impact on Hawaiian's financial statements. As more fully discussed in Note 2, on May 16, 2003, the Bankruptcy Court issued an order granting the Trustee Motion, which provided the Trustee with the authority to operate Hawaiian's business. Although Holdings continues to own 100% of the outstanding common stock of Hawaiian, it has no authority over the Trustee or Hawaiian.

5.    Stabilization and Supplemental Appropriations Acts

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"), which for all U.S. airlines and air cargo carriers (collectively, air carriers) provided for, among other things, $5 billion in compensation for direct losses (including lost revenue) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the September 11, 2001 terrorist attacks. Hawaiian received $30.1 million from the U.S. Government under the airline compensation provisions of the Stabilization Act. During the year ended December 31, 2002, Hawaiian recognized a charge of $0.7 million associated with the Department of Transportation's final determination of the $30.8 million estimated allocation of proceeds received in 2001 and 2002.

On April 16, 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (the "Supplemental Appropriations Act"), a supplemental appropriations bill that included reimbursement to U.S. air carriers for their proportional share of passenger and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Under the Supplemental Appropriations Act, in 2003 Hawaiian received and recognized a $17.5 million special credit to operating expenses for reimbursement of airline security fees previously paid and expensed.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

6.    Reorganization Items, net

Reorganization items, net represents amounts incurred as a direct result of Hawaiian's Chapter 11 filing and are presented separately in the statements of operations. Reorganization items, net for the years ended December 31, 2004 and 2003 consist of the following:

	2004	2003
Deficiency claims and other lease rejection charges	$111,189	$96,915
Professional fees	20,709	14,026
Interest income on accumulated cash balances	(2,649)	(728)
Other	271	4,850
Total reorganization items, net	$129,520	$115,063

As further discussed in Note 2, Hawaiian has reached agreements with Ansett, ILFC and BCC Leasing, which together lease to Hawaiian 14 Boeing 767 aircraft and 11 Boeing 717 aircraft, under revised long-term leases, which have been approved by the Bankruptcy Court. The revised leases provide Hawaiian with significant savings in monthly aircraft rentals, but also result in deficiency claims for Ansett and BCC Leasing.

Additionally, Hawaiian cancelled the delivery of two Boeing 767 aircraft scheduled for delivery in 2003, and returned two Boeing 717 aircraft to BCC Leasing in late 2003 and early 2004. These cancellations and lease returns have also resulted in deficiency claims in Hawaiian's bankruptcy case.

In 2003, under the terms of the revised lease agreements with Ansett for seven Boeing 767 aircraft, Hawaiian surrendered security deposits totaling $5.8 million and agreed that Ansett's deficiency claims related to the revised and cancelled leases would be $91.1 million. In 2004, Ansett filed an amended proof of claim for the revised leases of $89.0 million. Additionally, Hawaiian agreed to Ansett's $18.5 million deficiency claim, net of a surrendered lease security deposit of $0.3 million, for the cancelled delivery of one Boeing 767 aircraft in 2003. As a result of these agreements, Hawaiian recognized reorganization expense of $16.4 million and $96.9 million during the years ended December 31, 2004 and 2003 respectively. The agreed deficiency claims have been classified as Liabilities Subject to Compromise in the accompanying balance sheets, and it is anticipated that they will be settled under the Joint Plan of reorganization.

In 2004, Hawaiian, BCC Leasing, and Holdings entered into an agreement that provided for the assumption and modification of the lease terms for three Boeing 767 and 11 Boeing 717 aircraft. Under the terms of the agreement, and in settlement of all claims with respect to the lease revisions, cancelled delivery of one Boeing 767 aircraft in 2003, and rejection of two Boeing 717 aircraft in late 2003 and early 2004, Hawaiian agreed that the BCC Leasing deficiency claim would be $66.5 million and Hawaiian's monthly rentals on the eleven Boeing 717 aircraft leased from BCC Leasing were increased. As a result of this agreement, Hawaiian recognized reorganization expense of $96.6 million during the year ended December 31, 2004, consisting of the agreed-upon claim, the present value of the additional monthly rentals, and the write-off of deferred aircraft rent and financing costs related to the previous lease agreements. The agreed deficiency claim has been classified as liabilities subject to compromise in the accompanying balance sheets, and it is anticipated that the claim will be settled in full under the Joint Plan.

7.    Liabilities Subject to Compromise

Under the Bankruptcy Code, pre-petition obligations of Hawaiian generally may not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. Hawaiian has received approval from the Bankruptcy Court to: (a) pay

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the HawaiianMiles program and ticketing policies; (d) honor obligations arising prior to the Petition Date related to Hawaiian's interline, clearinghouse, code sharing and other similar agreements; and (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above have been classified as liabilities subject to compromise in the accompanying balance sheet. It is anticipated that most of the liabilities subject to compromise will be settled under the Joint Plan. The following table summarizes the components of liabilities subject to compromise as of December 31, 2004 and 2003. Adjustments to these liabilities may result from negotiations, payments authorized by the Bankruptcy Court, additional rejection of executory contracts, including leases, or other events.

	2004	2003
Debt	$1,490	$1,527
Capital leases	1,334	2,370
Accounts payable	33,984	36,554
Accrued liabilities	881	2,956
Deficiency claims	177,006	91,125
Total liabilities subject to compromise	$214,695	$134,532

The Pension Benefit Guaranty Corporation ("PGBC") has filed several claims for an aggregate amount of more than $200 million relating to the three defined benefit pension plans sponsored and maintained by Hawaiian. Three of the claims were contingent upon the termination of Hawaiian's defined benefit pension plans; the remaining claims were for minimum funding obligations or unpaid premiums. The Joint Plan does not provide for termination of any of the pension plans, and further provides that the claims of the PBGC will not be discharged or otherwise affected by the Joint Plan. In December 2004, Hawaiian and the PBGC executed a stipulation providing, among other things, that so long as Hawaiian does not terminate its pension plans prior to the effective date of the Joint Plan, upon the effective date the PGBC will be deemed to have withdrawn its claims, and that neither the stipulation or the Joint Plan affects the liabilities of Hawaiian with respect to its pension plans or the PBGC.

8.    Leases

Aircraft Leases

At December 31, 2004 and 2003, Hawaiian leased all 25 and 26, respectively, of its aircraft under long-term operating leases. The aircraft fleet in service was as follows:

Aircraft Type	2004	2003
B-767	14	14
B-717	11	12
Total	25	26

In January 2004, Hawaiian returned one Boeing 717 aircraft to the lessor.

The amended Boeing 767 leases with Ansett allow Ansett to terminate the leases early, after not less than 180 days prior notice to Hawaiian, beginning on March 21, 2007. Ansett can terminate up to two leases between March 21, 2007 and September 20, 2007, up to three additional leases between

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

September 21, 2007 and March 20, 2008 and up to two additional leases between March 21, 2008 and September 20, 2009. After September 20, 2009, Ansett can terminate up to all seven leases on not less than 180 days notice. If Ansett elects to terminate any lease, Hawaiian would be relieved of all rental and other obligations under the lease.

Other Leases

Hawaiian leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment under leases with various terms through 2016.

General

Rent expense for aircraft, office space, real property, and other equipment and aircraft parts during 2004, 2003, and 2002 was $120.3 million, $126.7 million, and $104.8 million, respectively, net of sublease rental income.

The following table sets forth Hawaiian's scheduled future minimum lease commitments under operating and capital leases as of December 31, 2004. This table reflects the revised terms of Hawaiian's leases with BCC Leasing, which were renegotiated during 2004, and Hawaiian's leases with Ansett and ILFC, which were renegotiated during 2003. The table does not include any amounts for the DC-10 leases that were rejected as of March 21, 2003, the two Boeing 717 aircraft leases that were rejected during 2003, or the deficiency claims associated with leases renegotiated or rejected by Hawaiian subsequent to the bankruptcy filing.

	Operating Leases	Capital Leases
2005	$98,865	$577
2006	99,449	242
2007	99,459	137
2008	104,559	102
2009	106,110	102
Thereafter	1,555,017	738
Total minimum lease payments	$2,063,459	1,898
Less amount representing interest (rates ranging from 7.40% to 11.1%)		498
Present value of capital lease obligations		$1,400

Hawaiian's capital lease obligations are included in liabilities subject to compromise as of December 31, 2004 and 2003.

The net book value of property held under capital leases as of December 31, 2004 and 2003, totaled $2.9 million and $3.4 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

9.    Financial Instruments and Risk Management

Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, and accounts receivable approximate fair value due to the short maturity of those instruments. The fair value of accounts payable, accrued liabilities, long-term debt and liabilities subject to compromise could not be estimated due to the uncertainties resulting from the bankruptcy filing.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

Fuel Risk Management

Hawaiian utilizes heating oil forward contracts in an effort to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Hawaiian employs a strategy whereby heating oil contracts may be used to hedge up to 45% of Hawaiian's anticipated aircraft fuel needs. Hawaiian does not hold or issue derivative financial instruments for trading purposes. At December 31, 2004, Hawaiian held forward contracts to purchase barrels of heating oil in the aggregate notional amount of $14.9 million through May 2005.

Hawaiian accounts for the heating oil forward contracts as cash flow hedges. They are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. Hawaiian measures fair value of its derivatives based on quoted market prices. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of non-operating income (loss). During 2004, Hawaiian recognized $0.4 million in additional non-operating income related to the ineffectiveness of its hedges. There was no such income or loss recognized in 2003 and 2002. For the years ended December 31, 2004, 2003 and 2002, Hawaiian realized net gains (losses) of $2.1 million, $1.9 million, and $(0.6) million, respectively, as a component of aircraft fuel expense on liquidated contracts designated as hedges. Based upon Hawaiian's derivative positions as of December 31, 2004, realized gains of $0.4 million and unrealized losses of $1.9 million were recognized as other comprehensive income in the balance sheet as of December 31, 2004. Hawaiian expects to reclassify net losses on derivative instruments to fuel expense during the next five months when the hedged fuel expenses are recognized.

During the year ended December 31, 2003, Hawaiian ceased hedge accounting on its derivative instruments, and recognized realized and unrealized net gains of $1.0 million as a component of non-operating income (expense) related to the derivative instruments not designated as hedges.

10.    Restructuring Charges

During the fourth quarter of 2002, based on a reduction in passenger demand, Hawaiian announced capacity reductions in specific transpacific markets. Hawaiian announced that it would reduce its workforce by approximately 150 employees, or four percent of the total workforce, in an effort to bring its cost structure in line with current and expected revenues. In addition, Hawaiian secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled. As a result of these actions, for the year ended December 31, 2002, Hawaiian recorded a restructuring charge of $8.7 million related primarily to the accelerated retirement of its remaining eight leased DC-10 aircraft. This charge consisted of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, severance costs for approximately 150 DC-10 pilots, and a write-down of DC-10 improvements and spare parts, partially offset by a credit of $1.4 million related to the sale of eight non-operating DC-9 aircraft and related assets that had been previously written down.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

Activity related to the restructuring charges for the years ended December 31, 2004, 2003, and 2002, is as follows:

	Beginning Reserve	Restructuring Charges	Utilization of Charge		Remaining Reserve
			Cash	Non-Cash
Year ended December 31, 2002:
Write-down of spare parts and improvements	$—	$1,243	$—	$(1,243)	$—
Allowance for future lease payments, return conditions, and early termination costs	—	7,344	—	—	7,344
Pilot severance costs	—	1,600	—	—	1,600
	$—	10,187	$—	$(1,243)	$8,944
Sale of non-operating DC-9 assets		(1,486)
		$8,701
Year ended December 31, 2003:
Allowance for future lease payments, return conditions, and early termination costs	$7,344	$—	$(120)	$(283)	$6,941
Pilot severance costs	1,600	—	(1,389)	—	211
	$8,944	$—	$(1,509)	$(283)	$7,152
Year ended December 31, 2004:
Allowance for future lease payments, return conditions, and early termination costs	$6,941	$—	$—	$(61)	$6,880
Pilot severance costs	211	—	(211)	—	—
	$7,152	$—	$(211)	$(61)	$6,880

Accrued restructuring charges are included in liabilities subject to compromise as of December 31, 2004 and 2003.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

11.    Income Taxes

The significant components of the income tax provision were:

	2004	2003	2002
Current
Federal	$12,311	$10,100	$5,129
State	3,916	2,844	775
	16,227	12,944	5,904
Deferred
Federal	$589	$—	$(2,172)
State	—	—	(933)
	589	—	(3,105)
Provision for income taxes	$16,816	$12,944	$2,799

Cash payments for federal and state income taxes were $36.5 million during the year ended December 31, 2004.

Income tax expense in 2004, 2003 and 2002 differs from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S. federal corporate income tax rate to income (loss) before income taxes as follows:

	2004	2003	2002
Computed "expected" tax benefit	$(20,518)	$(12,799)	$(19,417)
State income taxes, net of federal income tax	(2,931)	(1,828)	(2,883)
Change in deferred tax valuation allowance	35,117	26,101	28,071
Non-deductible reorganization costs	4,324	—	—
Other	824	1,470	(2,972)
	$16,816	$12,944	$2,799

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of Hawaiian's deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Reorganization items	$82,661	$39,923
Accumulated pension and other postretirement benefits	54,367	47,768
Accrued liabilities	23,857	26,085
Net operating loss carryforwards	2,942	3,531
Advance on sale of frequent flyer miles	—	7,720
Other	9,847	8,950
Total gross deferred tax assets	173,674	133,977
Less valuation allowance on deferred tax assets	(167,246)	(127,995)
Net deferred tax assets	6,428	5,982
Deferred tax liabilities:
Plant and equipment, principally due to difference in depreciation	$(6,428)	$(5,982)
Total deferred tax liabilities	(6,428)	(5,982)
Net deferred taxes	$—	$—

Utilization of Hawaiian's deferred tax assets is predicated on Hawaiian being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. During the year ended December 31, 2002, Hawaiian determined that it was no longer more likely than not that any portion of its net deferred tax assets would be realized and recognized a full valuation allowance on its net deferred tax assets as of the beginning of the year, all 2002 net operating losses, and all items directly impacting other comprehensive loss (primarily the minimum pension liability). Hawaiian also recognized a full valuation allowance on all net deferred tax assets recorded during 2004 and 2003. As a result, the valuation allowance for deferred tax assets increased by $48.6 million, $34.3 million, and $39.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. These increases include amounts in all periods presented that both impact the provision (benefit) for income taxes and directly impact other comprehensive loss.

Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 2004, Hawaiian has total net operating loss carryforwards of approximately $8.4 million to offset future taxable income, all of which were generated prior to Hawaiian's previous bankruptcy. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2005 and 2009. During the year ended December 31, 2004, Hawaiian utilized $1.7 million of the net operating loss carryforwards and Excess Reorganization Value was reduced by the resulting $0.6 million benefit. Future utilization of the net operating loss carryforwards may also result in a reduction in Excess Reorganization Value.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

During 2003, the Internal Revenue Service (the "IRS") commenced an audit of Hawaiian, covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.0 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (1) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (2) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax change in ownership limitations under IRC Section 382 on certain net operating loss carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS's claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS's penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the net operating loss issue.

Hawaiian had fully reserved for the unpaid fuel excise tax and interest during each period the related tax position had been taken. Additionally, under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments. As a result, after considering the additional deductions available to Hawaiian in its 2003 and 2004 tax returns arising from the income adjustments agreed to with the IRS for the two years under audit, the results of the IRS audit of Hawaiian's 2001 and 2002 tax returns did not have a material impact on Hawaiian's financial position, results of operations and liquidity.

The IRS is currently also in the process of examining Hawaiian's income tax returns for 2003. Hawaiian cannot currently determine the impact of any potential assessments by the IRS on Hawaiian's financial position, results of operations and liquidity. Hawaiian believes that the IRS will assert similar claims with regard to deductibility of payments for power-by-the-hour maintenance agreements and tax revenue recognition relative to certain components of the air traffic liability as were asserted during the audits of Hawaiian's 2001 and 2002 tax returns. No amounts have been accrued for these items, as management believes the ultimate liability, if any, is neither probable nor estimable.

The consummation of the Joint Plan will trigger significant tax deductions related to the payment of the lease deficiency claims described in Note 6. Assuming the Company has consummated the Joint Plan and fully resolved the open matters pending with the IRS, the Company expects tax deductions and resulting net operating loss carrybacks in its 2005 federal income tax return that will result in no taxes payable for 2005 and a refund for a significant portion of the income taxes paid by the Company in 2003 and 2004.

12.    Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering ALPA, the International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM") and other personnel (salaried, Transport Workers Union, Employees of the Communications Section). The plans for the

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots plan is funded based on minimum requirements under the Employee Retirement Income Security Act of 1974 ("ERISA"), but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits, and cash management and mutual funds.

In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian's pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for Hawaiian. Employees in Hawaiian's non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") was enacted to provide a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. FASB Staff Position No. 106-2, which was issued in May 2004 in response to the Medicare Act, requires that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses. Hawaiian's net periodic postretirement benefit cost for 2004 does not reflect the effects of the Medicare Act. The accumulated postretirement benefit obligation ("APBO") for the postretirement benefit plan was remeasured at December 31, 2004, to reflect the effects of the Medicare Act, which resulted in a reduction in the APBO of $2.6 million. The effects of the reduction in APBO will begin to be reflected in 2005 expense; however, the impact on expense in any given year is not expected to be material.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the accompanying balance sheets as of December 31, 2004 and 2003:

	Pension Benefits		Other Benefits
Change in projected benefit obligations	2004	2003	2004	2003
Projected benefit obligation at beginning of year	$304,495	$258,698	$34,683	$26,343
Service cost	8,753	8,181	1,610	1,576
Interest cost	18,235	17,105	2,060	1,776
Assumption changes	(679)	35,034	12,656	5,960
Curtailment	—	(2,081)	—	(1,367)
Actuarial (gain) loss	6,277	(676)	(2,237)	1,442
Benefits paid	(13,420)	(11,766)	(1,314)	(1,047)
Projected benefit obligation at end of year	323,661	304,495	47,458	34,683
Change in plan assets
Fair value of assets at beginning of year	162,452	142,869	—	—
Actual gain on plan assets	15,747	28,070	—	—
Employer contribution	29,412	3,279	1,314	1,047
Benefits paid	(13,420)	(11,766)	(1,314)	(1,047)
Fair value of assets at end of year	194,191	162,452	—	—
Funded status
Funded status – underfunded	(129,470)	(142,043)	(47,458)	(34,683)
Unrecognized actuarial net loss	139,466	140,193	12,841	2,510
Unrecognized prior service cost	—	—	1,139	1,360
Net amount recognized	$9,996	$(1,850)	$(33,478)	$(30,813)

	Pension Benefits		Other Benefits
Amounts recognized in the accompanying balance sheets Funded status	204	2003	2004	2003
Accrued benefit liability	$(110,720)	$(114,105)	$ (33,478)	$ (30,813)
Accumulated other comprehensive loss	120,716	112,255	—	—
Net amount recognized	$9,996	$(1,850)	$ (33,478)	$ (30,813)
Weighted average assumptions at end of year
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	9.00%	Not applicable	Not applicable
Rate of compensation increase	Various *	Various *	Not applicable	Not applicable

*	Differs for each pilot. Amount needed to bring pilot's final pay to $168,000 in 2004 dollars, indexed 1.0% per year after 2004. Compensation for pilots was assumed to increase 4.5% in 2004 and 3.5% in 2003. The rate of compensation increase is not applicable to the frozen plans.

At December 31, 2004, the health care cost trend rate was assumed to increase by 9.5% for 2005 and decrease gradually to 4.75% over 9 years and remain level thereafter. At December 31, 2003, the health care cost trend rate was assumed to increase by 9.50% for 2004 and decrease gradually to 4.75% over 7 years and remain level thereafter.

Assumption changes, for both pension and other benefits, relate primarily to reductions in the discount rate used to value the pension obligations as of December 31, 2004 and 2003, which resulted

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

in a significant increase in the projected benefit obligation in both years. The curtailment recognized in the year ended December 31, 2003, resulted from pilot furloughs that occurred during 2003.

The accumulated benefit obligation for Hawaiian's defined benefit pension plans was $304.9 million and $276.4 million as of December 31, 2004 and 2003, respectively. To the extent that the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability must be recognized on the balance sheet. Accordingly, Hawaiian recognized an additional amount (the minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, "Employers' Accounting for Pensions", minimum pension liability adjustments are recognized through accumulated other comprehensive income (loss), rather than through the statement of operations. The minimum pension liability increased shareholders' deficiency by $120.7 million and $112.3 million as of December 31, 2004 and 2003, respectively.

The following table sets forth the net periodic benefit cost for the years ended December 31, 2004, 2003, and 2002:

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Cost	2004	2003	2002	2004	2003	2002
Service cost	$8,753	$8,181	$7,466	$1,610	$1,576	$1,324
Interest costs	18,235	17,105	16,342	2,060	1,776	1,525
Expected return on plan assets	(17,267)	(16,790)	(17,271)	—	—	—
Amortization of prior service cost	—	—	—	221	227	239
Recognized net actuarial loss (gain)	7,848	4,763	1,865	88	(50)	(490)
Curtailment and termination benefits	—	—	881	—	(1,232)	—
Net periodic benefit cost	$17,569	$13,259	$9,283	$3,979	$2,297	$2,598

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$606	$(492)
Effect on postretirement benefit obligation	$7,336	$(6,014)

Plan assets consist primarily of equity and fixed income securities. As of December 31, the asset allocation percentages by category were as follows (in thousands):

	2004	2003
U.S. equities	44%	46%
Fixed income	33%	21%
International equities	10%	11%
Other	13%	22%
	100%	100%

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Hawaiian's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The target allocation of assets are as follows:

	Percent to Total	Expected Long-Term Rate of Return
U.S. equities	50%	10%
Fixed income	30%	4%
International equities	10%	10%
Other	10%	8%
	100%

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants, ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $2.3 million in 2004 and $2.2 million in both 2003 and 2002. Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $3.5 million, $3.3 million, and $3.5 million in 2004, 2003, and 2002, respectively.

13.    Capital Stock and Options

Authorized Capital Stock

As of December 31, 2004 and 2003, the authorized capital stock of Hawaiian consists of 60,000,000 shares of Common Stock, par value $0.01 per share, and 2,000,000 shares of Preferred Stock, par value $0.01 per share.

No dividends were paid by Hawaiian for any of the years ended December 31, 2004, 2003 or 2002.

Stock Compensation

As part of the collective bargaining agreement negotiated with ALPA in December 2000, Hawaiian agreed to distribute 1,685,380 shares of Hawaiian's common stock on a quarterly basis to the individual 401(k) accounts of ALPA pilots in Hawaiian's employment during 2001 and 2002. Subsequent to the Corporate Restructuring, each pilot participant eligible to receive a share of Hawaiian common stock became eligible to receive, on the same terms and conditions as were in effect immediately prior to the Corporate Restructuring, one share of Holdings common stock instead. In 2001, 518,910 shares, representing the number of shares required to be distributed in respect of the first, second and third quarters of 2001, were distributed to Vanguard Group, Inc. as trustee for the Hawaiian Airlines, Inc. Pilots' 401(k) Plan. In 2002, 1,051,214 shares, required for the fourth quarter of 2001 and the first, second and third quarters of 2002, were distributed to Vanguard Group, Inc. as trustee. The distribution for the quarter ended December 31, 2002, consisting of 105,776 shares, was made on March 14, 2003. Hawaiian recognized compensation expense related to the stock distribution of $2.2 million for the year ended December 31, 2002.

Holdings has agreed to set aside 1,500,000 shares of its common stock in a pool for allocation to employees of Hawaiian. Under the agreement, shares in the pool will be allocated between the time

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

of Hawaiian's emergence from bankruptcy and May 2007 among employees of Hawaiian (other than officers) or to their accounts in Hawaiian's 401(k) or similar plan. The shares will be allocated pursuant to formulas set forth in the agreement.

Stock Option Plans

Under the 1994 Stock Option Plan, 600,000 shares of common stock were reserved for grants of options to officers and key employees of Hawaiian. Under the 1996 Stock Incentive Plan, as amended, 4,500,000 shares of common stock were reserved for issuance of discretionary grants of options to Hawaiian's employees. Hawaiian also had a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of common stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Following the Corporate Restructuring, Holdings assumed sponsorship of the then-existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Corporate Restructuring, except that shares of Holdings common stock would be issued upon the exercise or issuance of these options instead of Hawaiian common stock. As a result of the Corporate Restructuring, Hawaiian currently has no stock options outstanding.

Stock options were granted with an exercise price equal to the common stock's fair market value at the date of grant, generally vested over a period of four years and expired, if not previously exercised, ten years from the date of grant. Stock option activity for Hawaiian during the periods indicated is as follows:

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

	Shares of Common Stock		Weighted Average of Exercise Price of Shares Under Plan
	Available for Options	Under Plan
Balance at December 31, 2001	1,439,500	3,018,000	$2.97
Granted
1996 Stock Incentive Plan	(150,000)	150,000	2.95
1996 Nonemployee Director Stock Option Plan	(164,000)	164,000	3.26
Exercised
1996 Stock Incentive Plan	—	(20,000)	2.06
Forfeited
1996 Stock Incentive Plan	50,000	(50,000)	3.25
Balance at August 29, 2002	1,175,500	3,262,000	$2.96
Corporate Restructuring, options assumed by Holdings	(1,175,500)	(3,262,000)
Balance at December 31, 2002	—	—

The per share weighted-average fair value of stock options granted during 2002 was $1.62 on the date of grant using a Black Scholes option-pricing model with the following weighted-average assumptions:

Expected dividend yield	0.00%
Expected volatility	55.00%
Risk-free interest rate	3.54% to 5.29%
Expected life	Up to 6 years

14.    Commitments and Contingent Liabilities

Litigation and Contingencies

Hawaiian is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon Hawaiian's financial statements. Furthermore, Hawaiian's Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date.

Los Angeles Airport Operating Terminal

On December 1, 1985, Hawaiian entered into an interline agreement with other airlines, which was amended and restated as of September 1, 1989 for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

General Guarantees and Indemnifications

Hawaiian is the lessee under certain real estate leases. It is common in such commercial lease transactions for Hawaiian as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to Hawaiian's use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, Hawaiian typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. Hawaiian expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

15.    Stock Repurchases, Related Party Transactions and Related Litigation

In March 2000, Hawaiian's Board of Directors approved a stock repurchase program authorizing the repurchase of up to five million shares of its common stock from time to time in the open market or privately negotiated transactions. In August 2000, the Board of Directors increased the authorization to ten million shares, including the effect of the repurchase of certain warrants and common stock repurchased in 2000. The total number of shares of common stock repurchased under the stock repurchase program amounted to 9,333,508 as of December 31, 2001. In March 2002, Hawaiian's Board of Directors approved another stock repurchase program authorizing the repurchase of up to an additional five million shares of its common stock from time to time in the open market or privately negotiated transactions. Hawaiian purchased 990,700 shares of common stock for $3.1 million at an average cost of $3.17 per share in open market transactions under this program through May 7, 2002, when the repurchase program was halted.

On May 31, 2002, Hawaiian commenced a tender offer to purchase for cash up to 5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of Hawaiian's outstanding common stock as of that date (the "Self-Tender"). The Self-Tender was substantially oversubscribed and terminated without extension on June 27, 2002. Hawaiian accepted 5,880,000 properly tendered shares on a pro rata basis with a proration factor of approximately 22.12%. Payment for accepted shares of $25.0 million was made on July 8, 2002.

Included in other operating expenses for the years ended December 31, 2003 and 2002 is $0.2 million and $2.6 million, respectively, related to a services agreement with Smith Management, whereby Hawaiian paid $2.0 million to Smith Management LLC for specified corporate, financial and tax services provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr. John W. Adams, Hawaiian's Chairman and Chief Executive Officer at that time, is also the president of Smith Management LLC.

Subsequent to the Corporate Restructuring, but prior to the Trustee's appointment, Hawaiian paid certain expenses on behalf of Holdings, generally relating to Holdings' obligations as a public company. In addition, Hawaiian transferred $500,000 to Holdings immediately prior to Hawaiian's bankruptcy filing. These transactions resulted in an aggregate receivable from Holdings of $1.4 million as of December 31, 2004 and 2003, which has been fully reserved by Hawaiian.

On November 28, 2003, the Trustee filed a complaint (the "Complaint") with the Bankruptcy Court, naming Mr. Adams, AIP, Airline Investors Partnership, L.P. and Smith Management LLC (collectively, the "Adams Defendants") and Holdings, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law; avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

Hawaii law; and unjust enrichment under Hawaii law. The factual allegations relate to the Self-Tender; payments made by Hawaiian to Smith Management; $200,000 in compensation paid by Hawaiian to Mr. Adams; and $500,000 transferred from Hawaiian to Holdings immediately prior to Hawaiian's bankruptcy filing. Based on all of the claims in the Complaint, the Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit. The Adams Defendants and Holdings served answers denying all material allegations of the Complaint on January 5, 2004 and on February 18, 2004, respectively. On December 17, 2004, Hawaiian and the Adams Defendants entered into a settlement agreement under which the Adams Defendants agreed to pay $3.6 million to Hawaiian in exchange for a release of Hawaiian's claims. At a hearing held on February 24, 2005, the Bankruptcy Court approved the settlement agreement. The $3.6 million is payable to Hawaiian no later than ten days after Effective Date of the Joint Plan.

With respect to the $500,000 transferred from Hawaiian to Holdings, Holdings has filed a response in which it acknowledges that it received $500,000 from Hawaiian shortly before the commencement of Hawaiian's bankruptcy case and that it is prepared to return that cash to Hawaiian. Holdings has not, however, returned the funds because the Pension Benefit Guarantee Corporation ("PBGC") has asserted a contingent claim against Holdings, which claim it has alleged is secured by the $500,000 that Holdings would otherwise return to Hawaiian. The PBGC claim arises from the pension plan for the pilots employed by Hawaiian. That pension plan has not been terminated and, therefore, the contingency to the PBGC having a claim against Holdings has not occurred. The PBGC has, however, asserted a claim, pending confirmation of the Joint Plan that definitively provides for the preservation of the pension plan.

During 2003, the Securities and Exchange Commission ("SEC") opened a formal, nonpublic investigation of Hawaiian and several of its then officers, including Mr. Adams, related to the Self-Tender. On March 13, 2004, Hawaiian announced that the Staff of the San Francisco District Office of the SEC was considering recommending that the SEC authorize a civil action against Mr. Adams and AIP for possible violations of securities laws related to the Self-Tender. On September 23, 2004, Hawaiian announced a settlement agreement with the SEC that resolves the SEC's investigation of the Self-Tender, pursuant to which investigation the SEC concluded that the Self-Tender violated SEC rules relating to tender offers. Under the terms of the settlement, the SEC will not file any claim or seek any monetary penalties against Hawaiian, and Hawaiian pledges to comply with tender offer disclosure rules if it should ever again make a public tender offer.

Included in other operating expenses for the year ended December 31, 2002 is $0.3 million related to a consulting agreement with Todd G. Cole, a director of Hawaiian through May 15, 2003, pursuant to which Mr. Cole provided executive consulting services regarding fleet utilization, scheduling and other operational matters for a fee of $20,833 per month from May 1, 2002 through October 31, 2002 and a single payment of $125,800 due January 6, 2003. The consulting agreement was extended through December 31, 2002, during which Mr. Cole received a fee of $41,666 per month and accrued payments during the initial term totaling $125,000 on October 31, 2002. The consulting agreement was terminated on December 31, 2002.

From May 19, 2000 through April 25, 2003, Hawaiian invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank is indirectly majority owned by Mr. Adams and another individual. Edward Z. Safady and Thomas J. Trzanowski, both former members of Hawaiian's Board of Directors, are employees and/or directors of Liberty Bank, SSB.

16.    Concentration of Business Risk

Hawaiian's scheduled service operations are primarily focused on providing air transportation service to, from, and throughout the Hawaiian Islands. Therefore, Hawaiian's operations, including its

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements
(All dollar amounts in thousands, unless otherwise stated)

ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii. In 2004 and 2003, one particular Hawaii-based wholesaler constituted approximately 6% of the Hawaiian's total operating revenue.

17.    Segment Information

Principally all operations of Hawaiian either originate or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian's chief operating decision-maker on both Hawaiian's geographic components and Hawaiian's product and service components, resulting in the components based on products and services constituting one operating segment. As Hawaiian offers only one service (i.e., air transportation), management has concluded that it has only one segment. Hawaiian's principal line of business, the scheduled and chartered transportation of passengers, constitutes more than 90% of its operating revenue. The following table delineates scheduled and chartered passenger revenue of Hawaiian:

	2004	2003	2002
Transpacific	$448,934	$408,349	$341,661
Interisland	214,468	197,629	180,391
South Pacific	36,095	20,829	19,940
Charter	7,280	23,070	46,480
	$706,777	$649,877	$588,472

Hawaiian Holdings, Inc.
(Parent Company of Debtor)
Schedule II — Valuation and Qualifying Accounts (in thousands)
For the Years Ended December 31, 2004, 2003 and 2002

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for Doubtful Accounts

2004	$–	–		–	–		$–
2003	$1,305	–		–	1,305	(b)	$–
2002	$1,305	401		–	401	(a)	$1,305

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies

2004	$–	–		–	–		$–
2003	$1,037	–		–	1,037	(e)	$–
2002	$7,501	692	(c)	–	7,156	(d)	$1,037

(a)	Doubtful accounts written off, net of recoveries

(b)	Includes the doubtful accounts written off, net of recoveries for $65 from January 1, 2003 to March 31, 2003 and elimination of $1,240 upon deconsolidation of Hawaiian on April 1, 2003

(c)	Restructuring charge related to the write-down of DC-10 expendable parts

(d)	Includes write-off of DC-9 expendable parts sold

(e)	Includes the write off of expendable parts and supplies for $218 from January 1, 2003 to March 31, 2003 and elimination of $819 upon deconsolidation of Hawaiian on April 1, 2003