Form 10-Q
period 2003-06-30
HAWAIIAN HOLDINGS  INC
filed 2005-04-01
CIK 1172222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [x] Yes [ ] No

As of July 31, 2003, 28,456,165 shares of the Registrant's common stock were outstanding.

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
                      QUARTERLY PERIOD ENDED JUNE 30, 2003

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

           Statements of operations for the three months and six months ended
           June 30, 2003 and 2002

           Condensed balance sheets as of June 30, 2003 and December 31, 2002

           Statements of cash flows for the six months ended June 30, 2003 and
           2002

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                                       ii

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                 ------------------   --------------------
                                                 2003(*)   2002(**)   2003(***)   2002(**)
                                                 -------   --------   ---------   --------

Operating Revenue:
   Passenger                                     $    --   $123,957    $133,687   $236,908
   Charter                                            --     10,612      11,832     24,160
   Cargo                                              --      4,853       5,619      9,631
   Other                                              --      8,578       5,926     15,440
                                                 -------   --------    --------   --------
      Total                                           --    148,000     157,064    286,139
                                                 -------   --------    --------   --------
Operating Expenses:
   Wages and benefits                                 --     52,490      55,217    104,532
   Aircraft fuel, including taxes and oil             --     21,398      25,716     42,300
   Maintenance materials and repairs                  --     24,980      15,573     46,078
   Aircraft rent                                      --     18,846      29,502     36,485
   Other rentals and landing fees                     --      6,053       6,146     10,414
   Sales commissions                                  --      5,602       1,096     10,313
   Depreciation and amortization                      --      1,915       1,813      3,881
   Stabilization Act grant                            --        680          --        680
   Other                                             451     41,127      36,011     75,175
                                                 -------   --------    --------   --------
      Total                                          451    173,091     171,074    329,858
                                                 -------   --------    --------   --------
Operating Loss                                      (451)   (25,091)    (14,010)   (43,719)
                                                 -------   --------    --------   --------
Nonoperating Income (Expense):
   Reorganization items, net                          --         --      (1,773)        --
   Interest income, net                               --        114          54         61
   Loss on disposition of equipment and other,
      net                                             --       (204)       (186)      (103)
                                                 -------   --------    --------   --------
      Total                                           --        (90)     (1,905)       (42)
                                                 -------   --------    --------   --------
Loss Before Income Tax Provision                    (451)   (25,181)    (15,915)   (43,761)

Income Tax Provision                                  --     (5,904)         --     (5,904)
                                                 -------   --------    --------   --------
Net Loss                                         $  (451)  $(31,085)   $(15,915)  $(49,665)
                                                 =======   ========    ========   ========
Net Loss Per Common Stock Share:
   Basic                                         $ (0.02)  $  (0.92)   $  (0.56)  $  (1.46)
                                                 =======   ========    ========   ========
   Diluted                                       $ (0.02)  $  (0.92)   $  (0.56)  $  (1.46)
                                                 =======   ========    ========   ========
 Weighted Average Number of Common Shares
   Outstanding:
   Basic                                          28,456     33,795      28,414     34,051
                                                 =======   ========    ========   ========
   Diluted                                        28,456     33,795      28,414     34,051
                                                 =======   ========    ========   ========

*    Includes the deconsolidated results of Hawaiian Holdings, Inc. for the entire period.

**   Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. for the entire period.

***  Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. from January 1, 2003 to March 31, 2003 and the deconsolidated results of Hawaiian Holdings, Inc. from April 1, 2003 to
     June 30, 2003.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                             June 30,   December 31,
                                                                             2003(*)      2002(**)
                                                                            ---------   ------------

ASSETS
Current Assets:
   Cash and cash equivalents                                                $       1     $  71,908
   Restricted cash                                                                 --        23,202
   Accounts receivable, net                                                        --        28,093
   Other receivables                                                               40            --
   Due from related parties                                                       110            --
   Spare parts and supplies                                                        --         4,408
   Prepaid expenses and other                                                      --        13,273
                                                                            ---------     ---------
      Total current assets                                                        151       140,884
                                                                            ---------     ---------
Noncurrent Assets:
   Restricted cash                                                                500            --
   Property and equipment, less accumulated depreciation and amortization
      of $28,068 in 2002                                                           --        45,685
   Long-term prepayments and other                                                 --        41,277
   Reorganization value, net                                                       --        28,320
                                                                            ---------     ---------
      Total Assets                                                                651       256,166
                                                                            =========     =========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                               266        79,682
   Air traffic liability                                                           --       109,974
   Accrued liabilities                                                            304        61,780
   Due to related parties                                                       1,427            --
   Current portion of long-term debt                                               --         2,153
   Current portion of capital lease                                                --         1,096
                                                                            ---------     ---------
         Total current liabilities                                              1,997       254,685
                                                                            ---------     ---------
Other Liabilities and Deferred Credits:
   Long-term debt                                                                  --           883
   Capital lease obligations                                                       --         2,358
   Accumulated pension and other postretirement benefit obligations                --       112,208
   Other liabilities and long-term deposits                                        --        28,642
   Losses in excess of investment in Hawaiian Airlines, Inc.                   61,302            --
                                                                            ---------     ---------
         Total other liabilities and deferred credits                          61,302       144,091
                                                                            ---------     ---------
Commitments and Contingent Liabilities

Shareholders' Deficiency:
   Common Stock and Special Preferred Stock                                       285           284
   Capital in excess of par value                                              60,077        59,935
   Notes receivable from Common Stock sales                                        --        (1,560)
   Accumulated deficit                                                       (123,010)     (107,095)
   Accumulated other comprehensive income (loss):
         Minimum pension liability adjustment                                      --       (96,063)
         Unrealized gain on hedge instruments                                      --         1,889
                                                                            ---------     ---------
         Shareholders' deficiency                                             (62,648)     (142,610)
                                                                            ---------     ---------
         Total Liabilities and Shareholders' Deficiency                     $     651     $ 256,166
                                                                            =========     =========

*    Includes the deconsolidated balance of Hawaiian Holdings, Inc.

**   Includes the consolidated balance of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                  Six Months Ended
                                                                      June 30,
                                                                -------------------
                                                                 2003(*)   2002(**)
                                                                --------   --------

Cash Flows From Operating Activities:
   Net loss                                                     $(15,915)  $(49,665)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
   Depreciation                                                    1,669      3,600
   Amortization                                                      144        281
   Income tax provision                                               --      5,904
   Net periodic postretirement benefit cost                          642      1,194
   Increase in restricted cash                                   (13,710)        --
   Increase in accounts receivable                                (3,604)    (8,954)
   Increase in spare parts and supplies                             (732)      (497)
   Decrease (increase) in prepaid expenses and other              (3,701)     5,400
   Decrease in accounts payable                                   (7,585)    (3,720)
   Increase in air traffic liability                               3,136     35,973
   Increase (decrease) in other accrued liabilities                  822     (6,748)
   Change in due to/from related parties                             (79)        --
   Other, net                                                      2,698      2,540
                                                                --------   --------
      Net cash used in operating activities                      (36,215)   (14,692)
                                                                --------   --------
Reorganization items, net                                         (1,773)        --
                                                                --------   --------
Cash Flows From Investing Activities:
   Additions to property and equipment                            (2,577)    (2,433)
   Progress payments on flight equipment                              --        342
   Net proceeds from disposition of equipment                          1        148
                                                                --------   --------
      Net cash used in investing activities                       (2,576)    (1,943)
                                                                --------   --------
Cash Flows From Financing Activities:
   Long-term borrowings                                               --        165
   Repayment of long-term debt                                      (481)      (882)
   Repayment of capital lease obligations                           (262)      (751)
   Repurchase of Common Stock                                         --     (3,127)
                                                                --------   --------
      Net cash used in financing activities                         (743)    (4,595)
                                                                --------   --------
Net impact on cash of Hawaiian Airlines, Inc. deconsolidation    (30,600)        --

         Net decrease in cash and cash equivalents               (71,907)   (21,230)

Cash and cash equivalents - Beginning of Period                   71,908    102,860
                                                                --------   --------
Cash and cash equivalents - End of Period                       $      1   $ 81,630
                                                                ========   ========

*    Includes the consolidated cash flows of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc. from January 1, 2003 to March 31, 2003 and the deconsolidated cash flows of Hawaiian Holdings, Inc. from April 1, 2003 to
     June 30, 2003.

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
Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation have been included. However, due to uncertainty related to
Hawaiian's Chapter 11

filing, results of operations for the periods presented are not necessarily indicative of results of operations for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All
Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition
Date, the Company expected to regain full control of Hawaiian in a relatively short period of time. The Company had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have both a common Board of Directors and common management. As a result, the Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding the ability of the
Company to facilitate a timely reorganization and regain full control of
Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of the Company and Hawaiian. As a result, effective April 1, 2003, the Company deconsolidated
Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting. Accordingly, the Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation of Hawaiian, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The 2003 statements of operations include the consolidated operating results of the Company and Hawaiian through
March 31, 2003, and the deconsolidated results of the Company only, which consists of corporate expenses included in other operating expenses for the period from April 1, 2003 to June 30, 2003. The 2002 statements of operations include the consolidated operating results of Holdings and Hawaiian for the entire year. Similarly, the balance sheet at June 30, 2003 includes the deconsolidated balances of the Company only, while the balance sheet at December
31, 2002 includes the consolidated balances of the Company and Hawaiian. The deconsolidation resulted in a deferred credit of $61.3 million, which represents the losses of Hawaiian in excess of the Company's investment in Hawaiian. The deferred credit will remain on the Company's balance sheet until such time as the Company either regains full control of Hawaiian or disposes of its remaining interests in Hawaiian. The Company has not recorded any additional losses of
Hawaiian subsequent to March 31, 2003, as the Company has no obligation to fund such losses. Summary financial information of Hawaiian for the periods ended
June 30, 2003, is presented below.

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30,            JUNE 30,
INCOME STATEMENT DATA (in thousands)          2003                2003
------------------------------------   ------------------   ----------------
Operating revenue                           $167,667            $324,731
Operating expense                            140,353             310,909
Operating income                              27,314              13,822
Reorganization items, net                      5,923               7,697
Income before taxes                           21,666               6,268
Provision for income taxes                     1,518               1,518
Net income                                    20,148               4,750

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

4. RESTRICTED CASH

As of June 30, 2003, restricted cash, included in non-current assets, consists of the amount transferred to the Company by Hawaiian immediately prior to
Hawaiian's Chapter 11 filing. See Note 7.

As of December 31, 2002, approximately $23.2 million of cash was restricted as to withdrawal and was classified as current restricted cash. The restricted cash largely represented escrow deposits required by Hawaiian's credit card processors and the airline travel agency clearinghouse and security for workers compensation obligations.

5. STOCK OPTION PLANS

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
The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the periods ended June 30, 2003 and
2002. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model.

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                   ------------------   -------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                2003      2002       2003       2002
------------------------------------------------    ------   --------   --------   --------

Net income (loss):
   As reported                                      $(451)   $(31,085)  $(15,915)  $(49,665)

   Less: Total stock based employee compensation
      expense determined under the fair value
      method for all awards                            93         235        229        378
                                                   ------    --------   --------   --------
   Pro forma                                       $ (544)   $(31,320)  $(16,144)  $(50,043)
Basic and diluted earnings per share
   As reported                                     $(0.02)   $  (0.92)  $  (0.56)  $  (1.46)
                                                   ======    ========   ========   ========
   Pro forma                                       $(0.02)   $  (0.93)  $  (0.57)  $  (1.47)
                                                   ======    ========   ========   ========

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

6. REORGANIZATION ITEMS

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

Included in other operating expenses for the three and six months ended June 30,
2003 is $0.2 million and for the three and six months ended June 30, 2002 is
$0.2 million and $2.2 million, respectively, related to

a services agreement with Smith Management LLC ("Smith Management"), whereby
Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31,
2002, and $75,000 per month for such services thereafter. Mr. Adams is also the president of Smith Management.

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of the Company, generally relating to the Company's obligations as a public company. In addition, Hawaiian transferred $500,000, which is recorded as restricted cash, to the Company immediately prior to Hawaiian's bankruptcy filing. The Company had $1.4 million due to Hawaiian as of June 30, 2003.

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

8. INCOME TAXES

Utilization of the Company's deferred tax assets is based on the Company generating taxable income in the future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. As of June 30, 2003, the Company has recognized a full valuation allowance on its net deferred tax assets.

9. COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2003 was
$0.5 million and $17.6 million, respectively, and for the three and six months ended June 30, 2002 was $31.6 million and $46.7 million, respectively. The difference between the net loss and total comprehensive loss was due to changes in the fair value of derivative financial instruments of Hawaiian during the period Hawaiian was consolidated by the Company.

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
Generally, the assumption of an executory contract or unexpired lease requires
Hawaiian to cure all prior defaults under the executory contract or unexpired lease, including all pre-

petition monetary defaults and all post-petition arrearages and to provide adequate assurance of future performance. Hawaiian does not, to our knowledge, presently intend to reject any material contracts.

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
and up to two additional Ansett aircraft leases between March 21, 2008 and
September 20, 2009. After September 20, 2009, Ansett can terminate up to all seven Ansett aircraft leases on not less than 180 days' notice. If Ansett elects to terminate any lease, Hawaiian shall be relieved of all obligations to pay basic rent or other amounts upon any such termination. See "The Joint Plan".

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

While Holdings has no formal financing commitments for the Credit Agreement or the Notes and final terms of the financing agreements, including pricing terms, are subject to final negotiation, the financing documentation is substantially complete. We believe that we will be able to complete the required financing transactions necessary to fund the Joint Plan, subject to resolution of the ALPA issues and assuming no material deterioration in market conditions. There can be no assurance, however, that we can successfully consummate such financings. In the event that such financings are not available, Holdings will utilize the funds available under the Restructuring Support Agreement. See "Note 2 of the
Financial Statements".

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

                              RESULTS OF OPERATIONS

Prior to the bankruptcy of Hawaiian, we consolidated Hawaiian because we controlled Hawaiian through our ownership of all of the voting stock of
Hawaiian. Following the Petition Date, we expected to regain full control of
Hawaiian in a relatively short period of time. We had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, had minimal secured debt or other secured non-aircraft claims, and then-current management believed that

Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, we and Hawaiian continued to have both a common Board of Directors and common management. As a result, we continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding our ability to facilitate a timely reorganization and regain full control of
Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of us and
Hawaiian. As a result, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation of Hawaiian, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The 2003 statements of operations include the consolidated operating results of the Company and Hawaiian through March 31,
2003, and the deconsolidated results of Holdings only, which consists of corporate expenses included in other operating expenses for the period from
April 1, 2003 to June 30, 2003. The 2002 statements of operations include the consolidated operating results of Holdings and Hawaiian for the entire year.
Similarly, the balance sheet at June 30, 2003 includes the deconsolidated balances of Holdings only. The deconsolidation resulted in a deferred credit of
$61.3 million, which represents the losses of Hawaiian in excess of Holdings'
investment in Hawaiian. The deferred credit will remain on Holdings' balance sheet until such time as Holdings either regains full control of Hawaiian or disposes of its remaining interests in Hawaiian. Holdings has not recorded any additional losses of Hawaiian subsequent to March 31, 2003, as Holdings has no obligation to fund such losses.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Our results for the three months ended June 30, 2003 are deconsolidated from
Hawaiian and primarily consist of corporate expenses included within other operating expenses. These expenses include legal and professional fees for general corporate matters and insurance expenses. Our results in 2003 are not comparable to 2002 as the 2002 results include the operating results of
Hawaiian, while our results in 2003 include stand-alone deconsolidated results.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Our results for the six months ended June 30, 2003 include the results of
Hawaiian for the period from January 1, 2003 to March 31, 2003 consolidated with our results, and our deconsolidated results only from the period from April 1,
2003 to June 30, 2003, and are not comparable to the results of the six month period ended June 30, 2002 which includes the results of Hawaiian for the entire period. Our deconsolidated results primarily consist of corporate expenses included within other operating expenses.

                         LIQUIDITY AND CAPITAL RESOURCES

Hawaiian's Chapter 11 filing will significantly affect our liquidity and capital resources during the remainder of fiscal year 2003. The Chapter 11 proceedings will involve, or may result in, various restrictions on our activities, limitations on financing and the need to obtain approval of the Bankruptcy Court for various matters. See "Chapter 11 Reorganization."

Our working capital deficit at June 30, 2003 was $1.8 million (with $0.2 million of current assets and $2.0 million of current liabilities), as compared to a working capital deficit of $113.8 million (with $140.9 million of current assets and $254.7 million of current liabilities) at December 31, 2002.

As of June 30, 2003, we had approximately $1,000 in cash and cash equivalents, and $500,000 of restricted cash. As of December 31, 2002, we had approximately
$71.9 million in cash and cash equivalents and $23.2 million of restricted cash.
The decrease in our unrestricted cash of $71.9 million during the six months ended June 30, 2003 was primarily the result of the operating losses and the deconsolidation of Hawaiian on April 1, 2003.

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million to us immediately prior to Hawaiian's bankruptcy filing, which is recorded as restricted cash. We had approximately $1.4 million due to Hawaiian as of June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

     (b)      Reports on Form 8-K

     1.       On April 16, 2003, Holdings filed a Current Report on Form 8-K
              (with respect to "Item 5-Other Events" only) regarding its announcement of the expected resumption of trading in its common stock on the American Stock Exchange and Pacific Exchange
              following the filing of its annual report with the SEC.

     2.       On April 28, 2003, Holdings filed a Current Report on Form 8-K to attach a news release announcing developments in connection with
              Hawaiian's bankruptcy proceedings.

     3.       On June 2, 2003, Holdings filed a Current Report on Form 8-K to attach a news release regarding the selection of a trustee in connection with Hawaiian's bankruptcy proceedings.

     4.       On June 20, 2003, Holdings filed a Current Report on Form 8-K to attach a letter from Ernst & Young LLP notifying Holdings of its resignation as the Company's auditors.

     5.       On June 25, 2003, Holdings filed a Current Report on Form 8-K regarding a disagreement with Ernst & Young LLP, its former auditors at the time, with respect to an accounting item for fiscal year 2001 and the subsequent resolution of that
              disagreement, and to attach a letter from Ernst & Young LLP in connection with same.

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

