Form 10-Q
period 2003-09-30
HAWAIIAN HOLDINGS  INC
filed 2005-04-01
CIK 1172222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 31, 2003, 28,456,165 shares of the Registrant's common stock were outstanding.

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

                                       i

                             HAWAIIAN HOLDINGS, INC.
                           (PARENT COMPANY OF DEBTOR)
                                    FORM 10-Q
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

           Statements of operations for the three months and nine months ended
           September 30, 2003 and 2002

           Condensed balance sheets as of September 30, 2003 and December 31,
           2002

           Statements of cash flows for the nine months ended September 30, 2003 and 2002

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

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           Signatures

                                       ii

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------   --------------------
                                                 2003(*)   2002(**)   2003(***)   2002(**)
                                                 -------   --------   ---------   --------

Operating Revenue:
   Passenger                                     $    --   $153,442    $133,687   $390,350
   Charter                                            --     10,670      11,832     34,830
   Cargo                                              --      5,464       5,619     15,095
   Other                                              --      9,671       5,926     25,111
                                                 -------   --------    --------   --------
      Total                                           --    179,247     157,064    465,386
                                                 -------   --------    --------   --------
Operating Expenses:
   Wages and benefits                                 --     50,435      55,217    154,967
   Aircraft fuel, including taxes and oil             --     27,633      25,716     69,933
   Maintenance materials and repairs                  --     22,785      15,573     68,863
   Aircraft rent                                      --     20,526      29,502     57,011
   Other rentals and landing fees                     --      7,181       6,146     17,595
   Sales commissions                                  --      1,568       1,096     11,881
   Depreciation and amortization                      --      2,299       1,813      6,181
   Stabilization Act grant                            --         --          --        680
   Other                                             531     40,454      36,542    115,628
                                                 -------   --------    --------   --------
      Total                                          531    172,881     171,605    502,739
                                                 -------   --------    --------   --------
Operating Income (Loss)                             (531)     6,366     (14,541)   (37,353)
                                                 -------   --------    --------   --------
Nonoperating Income (Expense):
   Reorganization items, net                          --         --      (1,773)        --
   Interest income (expense), net                     --        (89)         54        (28)
   Gain (loss) on disposition of equipment and
     other, net                                       --        168        (186)        65
                                                 -------   --------    --------   --------
     Total                                            --         79      (1,905)        37
                                                 -------   --------    --------   --------
Income (Loss) Before Income Tax Provision           (531)     6,445     (16,446)   (37,316)
Income Tax Provision                                  --         --          --     (5,904)
                                                 -------   --------    --------   --------
Net Income (Loss)                                $  (531)  $  6,445    $(16,446)  $(43,220)
                                                 =======   ========    ========   ========
Net Income (Loss) Per Common Stock Share:
   Basic                                         $ (0.02)  $   0.23    $  (0.58)  $  (1.35)
                                                 =======   ========    ========   ========
   Diluted                                       $ (0.02)  $   0.23    $  (0.58)  $  (1.35)
                                                 =======   ========    ========   ========
Weighted Average Number of Common Shares
   Outstanding:
   Basic                                          28,456     27,884      28,428     31,973
                                                 =======   ========    ========   ========
   Diluted                                        28,456     28,306      28,428     31,973
                                                 =======   ========    ========   ========

*    Includes the deconsolidated results of Hawaiian Holdings, Inc. for the entire period.

**   Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. for the entire period.

***  Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. from January 1, 2003 to March 31, 2003 and the deconsolidated results of Hawaiian Holdings, Inc. from April 1, 2003 to
     September 30, 2003.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

                                                                      September 30,   December 31,
                                                                         2003(*)        2002(**)
                                                                      -------------   ------------

ASSETS
Current Assets:
   Cash and cash equivalents                                            $       1      $  71,908
   Restricted cash                                                             --         23,202
   Accounts receivable, net                                                    --         28,093
   Other receivables                                                          111             --
   Spare parts and supplies                                                    --          4,408
   Prepaid expenses and other                                                  25         13,273
                                                                        ---------      ---------
      Total current assets                                                    137        140,884
                                                                        ---------      ---------
Noncurrent Assets:
   Restricted cash                                                            500             --
   Property and equipment, net                                                 --         45,685
   Long-term prepayments and other                                             --         41,277
   Reorganization value, net                                                   --         28,320
                                                                        ---------      ---------
      Total Assets                                                            637        256,166
                                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                           535         79,682
   Air traffic liability                                                       --        109,974
   Accrued liabilities                                                        401         61,780
   Due to related parties                                                   1,578             --
   Current portion of long-term debt                                           --          2,153
   Current portion of capital lease                                            --          1,096
                                                                        ---------      ---------
      Total current liabilities                                             2,514        254,685
                                                                        ---------      ---------
Other Liabilities and Deferred Credits:
   Long-term debt                                                              --            883
   Capital lease obligations                                                   --          2,358
   Accumulated pension and other postretirement benefit obligations            --        112,208
   Other liabilities and long-term deposits                                    --         28,642
   Losses in excess of investment in Hawaiian Airlines, Inc.               61,302             --
                                                                        ---------      ---------
      Total other liabilities and deferred credits                         61,302        144,091
                                                                        ---------      ---------
Commitments and Contingent Liabilities

Shareholders' Deficiency:
   Common Stock and Special Preferred Stock                                   285            284
   Capital in excess of par value                                          60,077         59,935
   Notes receivable from Common Stock sales                                    --         (1,560)
   Accumulated deficit                                                   (123,541)      (107,095)
   Accumulated other comprehensive income (loss):
      Minimum pension liability adjustment                                     --        (96,063)
      Unrealized gain on hedge instruments                                     --          1,889
                                                                        ---------      ---------
      Shareholders' deficiency                                            (63,179)      (142,610)
                                                                        ---------      ---------
      Total Liabilities and Shareholders' Deficiency                    $     637      $ 256,166
                                                                        =========      =========

*    Includes the deconsolidated balance of Hawaiian Holdings, Inc.

**   Includes the consolidated balance of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc.

See Accompanying Notes to Condensed Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                -------------------
                                                                 2003(*)   2002(**)
                                                                --------   --------

Cash Flows From Operating Activities:
   Net loss                                                     $(16,446)  $(43,220)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
   Depreciation                                                    1,669      5,754
   Amortization                                                      144        426
   Income tax provision                                               --      5,904
   Net periodic postretirement benefit cost                          642      1,791
   Increase in restricted cash                                   (13,710)        --
   Decrease (increase) in accounts receivable                     (3,604)     9,451
   Increase in spare parts and supplies                             (732)    (1,255)
   Decrease (increase) in prepaid expenses and other              (3,726)     1,930
   Decrease in accounts payable                                   (7,316)   (16,867)
   Increase in air traffic liability                               3,136     22,404
   Increase (decrease) in other accrued liabilities                  920     (3,849)
   Change in due to/from related parties                             182         --
   Other, net                                                      2,626      7,301
                                                                --------   --------
      Net cash used in operating activities                      (36,215)   (10,230)
                                                                --------   --------
Reorganization items, net                                         (1,773)        --
                                                                --------   --------
Cash Flows From Investing Activities:
   Additions to property and equipment                            (2,577)    (6,183)
   Progress payments on flight equipment                              --        (21)
   Net proceeds from disposition of equipment                          1        153
                                                                --------   --------
      Net cash used in investing activities                       (2,576)    (6,051)
                                                                --------   --------
Cash Flows From Financing Activities:
   Long-term borrowings                                               --        244
   Repayment of long-term debt                                      (481)    (3,887)
   Repayment of capital lease obligations                           (262)    (1,147)
   Proceeds from issuance of Common Stock                             --         42
   Repurchase of Common Stock                                         --    (28,117)
                                                                --------   --------
      Net cash used in financing activities                         (743)   (32,865)
                                                                --------   --------

Net impact on cash of Hawaiian Airlines, Inc. deconsolidation    (30,600)        --

         Net decrease in cash and cash equivalents               (71,907)   (49,146)

Cash and cash equivalents - Beginning of Period                   71,908    102,860
                                                                --------   --------
Cash and cash equivalents - End of Period                       $      1   $ 53,714
                                                                ========   ========

*    Includes the consolidated cash flows of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc. from January 1, 2003 to March 31, 2003 and the deconsolidated cash flows of Hawaiian Holdings, Inc. from April 1, 2003 to
     September 30, 2003.

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

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All
Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition
Date, the Company expected to regain full control of Hawaiian in a relatively short period of time. The Company had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have both a common Board of Directors and common management. As a result, the Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding the ability of the
Company to facilitate a timely reorganization and regain full control of
Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of the Company and Hawaiian. As a result, effective April 1, 2003, the Company deconsolidated
Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting. Accordingly, the Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation of Hawaiian, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The 2003 statements of operations include the consolidated operating results of the Company and Hawaiian through
March 31, 2003, and the deconsolidated results of the Company only, which consists of corporate expenses included in other operating expenses for the period from April 1, 2003 to September 30, 2003. The 2002 statements of operations include the consolidated operating results of Holdings and Hawaiian for the entire year. Similarly, the balance sheet at September 30, 2003 includes the deconsolidated balances of the Company only, while the balance sheet at
December 31, 2002 includes the consolidated balances of the Company and
Hawaiian. The deconsolidation resulted in a deferred credit of $61.3 million, which represents the losses of Hawaiian in excess of the Company's investment in
Hawaiian. The deferred credit will remain on the Company's balance sheet until such time as the Company either regains full control of Hawaiian or disposes of its remaining interests in Hawaiian. The Company has not recorded any additional losses of Hawaiian subsequent to March 31, 2003, as the Company has no obligation to fund such losses. Summary financial information of Hawaiian for the periods ended September 30, 2003, is presented below.

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
Income Statement Data               2003                 2003
---------------------        ------------------   -----------------
Operating revenue                 $196,000             $520,731
Operating expense                  152,263              463,172
Operating income                    43,737               57,559
Reorganization items, net          101,025              108,722
Loss before taxes                   57,254               50,986
Provision for income taxes           8,057                9,575
Net loss                            65,311               60,561

Hawaiian's financial statements, from which the above summarized financial information was derived, are prepared in accordance with American Institute of
Certified Public Accountants' Statement of Position 90-7, "Financial Reporting
by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90 7"), and on a
going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP
90-7 requires that the financial statements for periods subsequent to a Chapter
11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian's reorganization and restructuring are reported separately as reorganization items in the statements of operations. The statements of financial position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The financial statements of Hawaiian do not include any of the adjustments that would result if Hawaiian was unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of the assets or the amounts of liabilities of Hawaiian that would be necessary as a consequence of the confirmation of the Joint Plan or another plan of reorganization.

4. RESTRICTED CASH

As of September 30, 2003, restricted cash, included in non-current assets, consists of the amount transferred to the Company by Hawaiian immediately prior to Hawaiian's Chapter 11 filing. See Note 7.

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
Compensation" ("SFAS 123"), as amended by Statement of Financial Accounting
Standards No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure". As required by SFAS 123, pro forma information regarding net loss has been

determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the periods ended September 30, 2003 and 2002. The fair value for the stock options was estimated at the date of grant using the
Black-Scholes option pricing model.

                                              Three Months Ended    Nine Months Ended
                                                 September 30,        September 30,
                                              ------------------   -------------------
(in thousands, except share data)               2003       2002      2003       2002
---------------------------------             --------   -------   --------   --------

Net income (loss):
   As reported                                 $ (531)   $6,445    $(16,446)  $(43,220)
   Less: Total stock based employee
      compensation expense determined under
      the fair value method for all awards         94       235         323        613
                                               ------    ------    --------   --------
   Pro forma                                   $ (625)   $6,210    $(16,769)  $(43,833)
                                               ======    ======    ========   ========
Basic and diluted earnings per share
   As reported                                 $(0.02)   $ 0.23    $  (0.58)  $  (1.35)
                                               ======    ======    ========   ========
   Pro forma                                   $(0.02)   $ 0.22    $  (0.59)  $  (1.37)
                                               ======    ======    ========   ========

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123
(revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS
123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values.
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

Included in other operating expenses for the three and nine months ended
September 30, 2003 is $0.2 million and for the three and nine months ended
September 30, 2002 is $0.2 million and $2.4 million, respectively, related to a services agreement with Smith Management LLC ("Smith Management"), whereby
Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31,
2002, and $75,000 per month for such services thereafter. Mr. Adams is also the president of Smith Management.

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of the Company, generally relating to the Company's obligations as a public company. In addition, Hawaiian transferred $500,000, which is recorded as restricted cash, to the Company immediately prior to Hawaiian's bankruptcy filing. The Company had $1.4 million due to Hawaiian as of September 30, 2003.

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

8. INCOME TAXES

Utilization of the Company's deferred tax assets is based on the Company generating taxable income in the future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. As of September 30, 2003, the Company has recognized a full valuation allowance on its net deferred tax assets.

9. COMPREHENSIVE INCOME

Total comprehensive income (loss) for the three and nine months ended September
30, 2003 was $(0.5) million and $(18.1) million, respectively, and for the three and nine months ended September 30, 2002 was $7.4 million and $(39.3) million, respectively. The difference between the net income (loss) and total comprehensive income (loss) was due to changes in the fair value of derivative financial instruments of Hawaiian during the period Hawaiian was consolidated by the Company.

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

Since we have not controlled Hawaiian from the time a trustee was appointed in
May, 2003, the disclosure contained in this Quarterly Report on Form 10-Q regarding the operations of Hawaiian is limited and based only upon our best knowledge of such operations. Accordingly, much of the disclosure contained in this Form 10-Q is with respect to Holdings as a holding company, exclusive of the business of Hawaiian. The discussion and analysis of our financial condition and results of operations, is directed toward stand-alone deconsolidated results for the periods for which Hawaiian's results were not consolidated with our results, and consolidated results for the periods for which Hawaiian's results were consolidated with our results. Following the anticipated emergence of
Hawaiian from bankruptcy, which we anticipate will occur in the latter half of
April 2005, although there can be no certainty as to such date, we will file a
Form 8-K containing pro forma financial statements to report the consolidated financial condition and results of operations of Holdings and Hawaiian.

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

                              RESULTS OF OPERATIONS

Prior to the bankruptcy of Hawaiian we consolidated Hawaiian because we controlled Hawaiian through our ownership of all of the voting stock of
Hawaiian. Following the Petition Date, we expected to regain full control of
Hawaiian in a relatively short period of time. We had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the
Chapter 11 bankruptcy process. Furthermore, we and Hawaiian continued to have both a common Board of Directors and common management. As a result, we continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding our ability to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May
16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee
Motion, which resulted in the appointment of the Trustee, instead of the common
Board of Directors and common management of us and Hawaiian. As a result, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our results of operations include the operating results of Hawaiian through
March 31, 2003, but for no subsequent periods. Due to the deconsolidation of
Hawaiian, the financial statements and certain footnotes included herein do not reflect comparable business activity on a period-to-period basis. The 2003 statements of operations include the consolidated operating results of Holdings and Hawaiian through March 31, 2003, and the deconsolidated results of Holdings only, which consists of corporate expenses included in other operating expenses for the period from April 1, 2003 to September 30, 2003. The 2002 statements of operations include the consolidated operating results of Holdings and Hawaiian for the entire year. Similarly, the balance sheet at September 30, 2003 includes the deconsolidated balances of Holdings only, while the balance sheet at
December 31, 2002 includes the consolidated balances of Holdings and Hawaiian.
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

      THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 2002

Our results for the three months ended September 30, 2003 are deconsolidated from Hawaiian and primarily consist of corporate expenses included within other operating expenses. These expenses include legal and professional fees for general corporate matters and insurance expenses. Our results in 2003 are not comparable to 2002 as the 2002 results include the operating results of
Hawaiian, while our results in 2003 include stand-alone deconsolidated results.

       NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

Our results for the nine months ended September 30, 2003, include the results of
Hawaiian for the period from January 1, 2003 to March 31, 2003 consolidated with our results, and our deconsolidated results only from the period from April 1,
2003 to September 30, 2003, and are not comparable to the results of the nine month period ended September 30, 2002 which includes the results of Hawaiian for the entire period. Our deconsolidated results primarily consist of corporate expenses included within other operating expenses.

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

Our working capital deficit at September 30, 2003 was approximately $2.4 million
(with $0.1 million of current assets and $2.5 million of current liabilities), as compared to a working capital deficit of $113.8 million (with $140.9 million of current assets and $254.7 million of current liabilities) at December 31,
2002.

As of September 30, 2003, we had approximately $1,000 in cash and cash equivalents, and $500,000 of restricted cash. As of December 31, 2002, we had approximately $71.9 million in cash and cash equivalents, and $23.2 million of restricted cash. The decrease in our unrestricted cash of $71.9 million during the nine months ended September 30, 2003 was the result of operating losses and the deconsolidation of Hawaiian on April 1, 2003.

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million to us immediately prior to Hawaiian's bankruptcy filing, which is recorded as restricted cash. We had approximately $1.4 million due to Hawaiian as of September 30, 2003.

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

     (b)  Reports on Form 8-K

     1.       On July 15, 2003, Holdings filed a Current Report on Form 8-K announcing that Mellon Investor Services, LLC, had resigned as
              Holdings' transfer agent.

     2.       On July 18, 2003, Holdings filed a Current Report on Form 8-K to attach a news release indicating that Holdings needs information and financial support from Hawaiian in order to avoid the
              de-listing of its shares from the American Stock Exchange and to meet the filing deadline for its Quarterly Report for the period ended June 30, 2003.

     3.       On August 15, 2003, Holdings filed a Current Report on Form 8-K regarding the replacement of the initial trustee with respect to
              Hawaiian's bankruptcy

              proceedings, to attach a news release regarding the reinstatement of Mellon Investor Services, LLC as its transfer agent, to attach a letter from the Trustee to Hawaiian's employees and to attach the unaudited Monthly Operating Reports for the period of March
              21, 2003 through April 30, 2003 and for the months of May and June
              2003 filed by Hawaiian with the Bankruptcy Court on May 21, 2003,
              June 20, 2003 and July 18, 2003, respectively.

     4.       On August 20, 2003, Holdings filed a Current Report on Form 8-K to attach a news release announcing that trading of its common stock on the American Stock Exchange had resumed.

     5.       On August 28, 2003, Holdings filed a Current Report on Form 8-K to attach the unaudited Monthly Operating Report for the month of
              July 2003 filed by Hawaiian with the Bankruptcy Court on August
              20, 2003.

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

