Form 10-K
period 2003-12-31
HAWAIIAN HOLDINGS  INC
filed 2005-04-01
CIK 1172222

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-31443

                                   ----------

                             HAWAIIAN HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         71-0879698
       (State or other jurisdiction                            (I.R.S. employer
    of incorporation or organization)                        identification no.)

    3375 KOAPAKA STREET, SUITE G-350                                96819
            HONOLULU, HAWAII                                      (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (808) 835-3700
           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
Common Stock ($.01 par value)       American Stock Exchange and Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [_] No [X]

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $5 million, computed by reference to the closing sale price of the Common Stock on the American Stock
Exchange on June 30, 2003, the last business day of the Registrant's most recently completed second fiscal quarter.

As of March 31, 2004, 29,260,465 shares of Common Stock of the Registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

   ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS..................................19
   ITEM 6.   SELECTED FINANCIAL DATA.........................................20
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

   ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K.....................................................41
   SIGNATURES ...............................................................44

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

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

Holdings, incorporated in April 2002 under the laws of the State of Delaware, is a holding company. Its wholly-owned subsidiary, Hawaiian, was incorporated in
January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, is the largest airline headquartered in Hawaii. Holdings became the parent of Hawaiian on August 29, 2002, pursuant to the corporate restructuring described below under "Business - Corporate Restructuring." As a result of the corporate restructuring, Holdings' primary asset was its sole ownership, directly and indirectly, of all issued and outstanding shares of the common stock of Hawaiian. As described in greater detail below under
"Business--Chapter 11 Reorganization of Hawaiian," on March 21, 2003, Hawaiian
filed a voluntary petition for reorganization under Chapter 11 of the United
States Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy
Court for the District of Hawaii (the "Bankruptcy Court" or "Court") (In re
Hawaiian Airlines, Inc., Case No. 03-00817). Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a trustee was selected to serve in connection with the Chapter 11 Filing and operate Hawaiian, which has continued to operate its business under the jurisdiction of the Bankruptcy
Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The initial trustee has since resigned and been replaced by a duly appointed substitute trustee (the "Trustee"). The appointment of the Trustee effectively served to divest operational and financial control of Hawaiian from the officers and directors of Holdings, and severed the availability of funds

needed by Holdings to support its efforts to meet its ongoing obligations, including its Exchange Act reporting requirements. Effective as of April 1,
2003, Holdings deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. See
Note 3 of our Financial Statements. As a result, for financial reporting purposes, Holdings currently is, and has been throughout 2004, a holding company with no business operations or properties. Accordingly, as used in this Annual
Report on Form 10-K, the terms "Company", "we", "our", and "us" refer to: (i)
Hawaiian Airlines, Inc. only, with respect to periods prior to August 29, 2002
(the date of the aforementioned corporate restructuring); (ii) Hawaiian
Holdings, Inc. and its subsidiaries, with respect to the period from August 29,
2002 through and including March 31, 2003; and (iii) Hawaiian Holdings, Inc.
only, with respect to the periods from and after April 1, 2003.

As described in greater detail below under "Business--Chapter 11 Reorganization of Hawaiian," Holdings, the Trustee, the Official Committee of Unsecured
Creditors of Hawaiian, a wholly-owned subsidiary of Holdings, and RC Aviation,
LLC have filed an amended Joint Plan of Reorganization to provide for Hawaiian to emerge from bankruptcy. The joint plan provides for payment in full of all allowed claims, including unsecured claims. We anticipate that Hawaiian will emerge from bankruptcy in the latter half of April 2005. However, we cannot provide any assurance that we will be able to consummate Hawaiian's joint plan of reorganization successfully, and that we will regain full control of
Hawaiian. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in Holdings.

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
Chapter 11 trustee (the "Trustee Motion"). BCC Leasing asserted that John W.
Adams ("Mr. Adams"), the Chairman and Chief Executive Officer of Holdings and
Hawaiian at that time, could not be relied upon to act in the best interest of creditors or a successful reorganization because he had allegedly engaged in extensive self-dealing and allegedly had disabling conflicts of interest. BCC
Leasing specifically pointed to a "self-tender" of Hawaiian that occurred in the spring of 2002 (the "2002 Tender Offer"), as described more fully in Note 11 to
Holdings' financial statements, which resulted in 5,880,000 shares of Hawaiian's stock being repurchased by Hawaiian at a price in excess of the then-trading price, of which a significant portion was repurchased from Mr. Adams and AIP,
LLC ("AIP"), an entity controlled by Mr. Adams. On May 16, 2003, the Bankruptcy
Court issued an order granting the Trustee Motion. As a result, until the Joint
Plan is consummated and Hawaiian emerges from bankruptcy (anticipated to be in the latter half of April 2005), the Trustee is in charge of operating Hawaiian's business, under the jurisdiction of the Bankruptcy Court, and has the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.

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

THE JOINT PLAN

On September 9, 2004, Holdings, the Trustee, the Creditor's Committee, HHIC,
Inc., a wholly-owned subsidiary of Holdings ("HHIC"), and RC Aviation, LLC ("RC
Aviation"), filed an amended Joint Plan of Reorganization (as amended on October
4, 2004 and again on March 11, 2005, the "Joint Plan") to provide for Hawaiian to emerge from bankruptcy. As described in greater detail below under
"Business--RC Aviation, LLC Transaction and Related Transactions," as of March
23, 2005, RC Aviation held approximately 32.5% of the outstanding shares of
Common Stock. The Joint Plan provides for payment in full, without interest accruing after the Petition Date, of all allowed claims, including unsecured claims. Additionally, the Joint Plan provides for the merger of Hawaiian into
HHIC, with HHIC to be the surviving entity but to change its name to Hawaiian
Airlines, Inc., a Delaware corporation. We will retain our equity interest in
Hawaiian; however, in connection with the Joint Plan, we will be required to issue shares of Common Stock to creditors of Hawaiian to help fund the Joint
Plan, resulting in a dilution of the ownership interest of our existing common shareholders.

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
treatment (in millions):

                                                                                             ANTICIPATED TREATMENT
                                                                                         -----------------------------
                                                            TREATMENT UNDER                       INSTALLMENT   COMMON
      CLASS                CLASSIFICATION                    THE JOINT PLAN               CASH      PAYMENTS     STOCK
----------------------------------------------------------------------------------------------------------------------

   Unclassified      Unsecured Priority Tax        In cash, paid in up to twenty-four
                     Claims                        (24) equal quarterly installments.    $  1.2      $30.1       $  --

     Class 1         Secured Priority Tax Claims   In cash, paid in accordance with
   (Unimpaired)                                    the legal, equitable and
                                                   contractual rights of the holder of
                                                   the claim.                               1.0         --          --

     Class 2         Other Secured Claims          Generally, at the election of
   (Unimpaired)                                    Hawaiian, (i) cash, (ii) surrender
                                                   of the collateral securing the
                                                   claim, (iii) cure and
                                                   reinstatement, or (iv) retention by
                                                   the holder of the claim of its
                                                   legal, equitable and contractual
                                                   rights.                                   --        2.8          --

     Class 3         Other Priority Claims         Cash                                     0.1         --          --
   (Unimpaired)

     Class 4(1)      Unsecured Claims not          At the election of the holder,
    (Impaired)       included in a category        either (a) cash in an amount equal
                     below.                        to fifty percent (50%) of the
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

    Class 5(2)       Lease Related Claims          Cash in an amount equal to fifty
    (Impaired)                                     percent (50%) of the claim and
                                                   Common Stock equal to fifty percent
                                                   (50%) of the claim, based on a
                                                   stock value of $6.16 per share.         87.0         --        87.0

Class 6 (Impaired)   Convenience Claims            Cash                                     0.8         --          --

Class 7 (Impaired/   Equity Interests              Holders of equity interests in
   Unimpaired)                                     Hawaiian shall retain their
                                                   interests in the reorganized
                                                   Hawaiian, without modification or
                                                   alteration
                                                                                         -----------------------------

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

                                                                                             ANTICIPATED TREATMENT
                                                                                         -----------------------------
                                                            TREATMENT UNDER                       INSTALLMENT   COMMON
      CLASS                CLASSIFICATION                    THE JOINT PLAN               CASH      PAYMENTS     STOCK
----------------------------------------------------------------------------------------------------------------------

                                                   by the Joint Plan. However,
                                                   Holdings will be required to issue
                                                   new Common Stock to creditors of
                                                   Hawaiian, which will result in a
                                                   dilution of the ownership interest
                                                   of Holdings' existing common
                                                   shareholders.
                                                                                         ------      -----       -----
                                                   Total                                 $126.4      $32.9       $87.0
                                                                                         ======      =====       =====

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

RC Aviation will receive shares of Common Stock valued at $6.16 per share on account of 50% of the lease-related claims controlled by it under the Joint
Plan. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement under the Joint Plan, in exchange for the 50% cash portion that RC Aviation is to receive on account of its lease-related claims,
RC Aviation may defer the cash payment it is to receive and instead accept a six-month note if the reorganized Hawaiian does not have sufficient cash to pay all obligations due on the Effective Date and retain at least $70 million in unrestricted cash. Based on current information, it does not appear that this will be necessary and it appears likely that RC Aviation will receive 50% of these claims in cash and 50% in Common Stock, assuming successful consummation of the Credit Agreement and Note financing transactions.

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
If in kind, the holder may elect to receive preferred stock or Common Stock. The preferred stock would be convertible into Common Stock on or after the twelve month anniverary of the issuance date at a price per share based on then current market conditions, but not in excess of $6 per share. The preferred stock would be mandatorily redeemable in cash five years from the issue date. Holdings would be required to use its best efforts to redeem the preferred stock, at 105% of its face amount, prior to the twelve month anniverary of issuance out of the proceeds of a rights offering of Common Stock. RC Aviation would receive a commitment fee.

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

In addition, if RC Aviation is required to fund up to $60 million referred to above, it will be entitled to receive a commitment fee in the form of an additional warrant on the terms described above exercisable for 1% of the outstanding Common Stock on a fully diluted basis, for each $12 million of preferred stock purchased by it.

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

FINANCIAL RESTRUCTURING

In light of the changed operating environment described in "Management's
Discussions and Analysis of Financial Condition and Results of Operations -
State of the Airline Industry" and recent financial losses, Hawaiian, during the period it was controlled by Holdings, took several steps to mitigate the impact on its results of operations and financial condition. These steps included a significant reduction in scheduled capacity on an available seat mile basis as well as in its workforce immediately after the events of September 11, 2001. In addition, on October 31, 2002, Hawaiian announced that it would further reduce its workforce by approximately 150 employees, or four percent of its total workforce, in an effort to bring its cost structure in line with current and expected revenues. Hawaiian secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled until economic conditions improved. Hawaiian also began a comprehensive financial restructuring effort to restore its long-term financial viability.
Hawaiian developed a financial restructuring plan that sought to reduce operating costs to sustainable and competitive levels outside of Chapter 11 of the Bankruptcy Code through the following measures:

     o    increasing operating efficiency through the conversion to a new fleet of aircraft;

     o    obtaining economic concessions from key stakeholders, including employees, aircraft lessors and other vendors;

     o    restructuring senior management; and

     o    reducing distribution costs while improving operating efficiency and inventory management by converting to an electronic ticketing environment through the elimination of paper tickets and interisland coupons.

During the first quarter of 2003, Hawaiian was successful in its efforts in implementing significant portions of the financial restructuring plan. As part of its financial restructuring plan, Hawaiian began negotiations with its labor unions seeking an aggregate of $15 million of annual concessions from the labor unions, primarily through work rule changes. On February 20, 2003, Hawaiian's employees represented by the International Association of Machinists and
Aerospace Workers (AFL-CIO) ("IAMAW") agreed to $3.8 million in annual concessions. On March 6, 2003, Hawaiian's pilots represented by ALPA reached an agreement with Hawaiian with respect to approximately $8 million in annual concessions. Similarly, on March 11, 2003, Hawaiian's flight attendants represented by AFA ratified an agreement to grant concessions that were expected to save Hawaiian $3.5 million per year.

However, Hawaiian was not able to negotiate sufficient cost-savings from its aircraft lessors to enable Hawaiian to restructure on a consensual basis outside of Chapter 11 of the Bankruptcy Code. Under the terms of the Boeing 717-200
("B717") aircraft leases with BCC Leasing which required cash rental payments in excess of the amounts recognized as rent expense in Hawaiian's financial statements for approximately the first half of the lease terms, Hawaiian was required to make cash payments in excess of $10 million in January 2004. Wells
Fargo acts as the trustee for the benefit of BCC Leasing. Wells Fargo extended the due date for these payments and other subsequent payments that came due from and after January 2003 under the B717 aircraft leases. From and after January
2003, Hawaiian made a number of payments to Wells Fargo on account of the B717 aircraft leases. As of March 21, 2003, however, Hawaiian owed Wells Fargo in excess of $10 million, although Hawaiian was current on its payments under its
Boeing 767-300ER ("B767") aircraft lease agreements with each of Hawaiian's lessors. Hawaiian was unsuccessful in negotiating satisfactory terms with Wells
Fargo to extend the waiver and deferral of certain rental payments associated with Hawaiian's B717 fleet past March 21, 2003. Based on this reason, together with the prospect of continued liquidity concerns, Hawaiian's then-current management determined that it was necessary and appropriate to file for relief under Chapter 11 as a means of completing the financial restructuring process and putting Hawaiian in a position to return to profitability. At the time of the Chapter 11 Filing, then-current management believed that Hawaiian's operating leases could be quickly re-negotiated through the Chapter 11 bankruptcy process and that Hawaiian would emerge from bankruptcy in a short period of time.

BUSINESS OF HAWAIIAN

As described above under "Business--Chapter 11 Reorganization of Hawaiian,"
inasmuch as the Trustee has been in charge of operating Hawaiian's business since May 2003 and will retain such authority until such time as the Joint Plan is confirmed and consummated, we do not have unfettered access to information and documents regarding Hawaiian. Thus, while we believe that the following information concerning the business of Hawaiian is accurate, it is not in a position to verify such accuracy.

Segment Information

Principally all of Hawaiian's flight operations either originate or end in the
State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in the various markets that Hawaiian serves. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian's chief operating decision-maker on both Hawaiian's geographic components and Hawaiian's product and service components, resulting in components based on products and services constituting one operating segment. As Hawaiian offers only one service (i.e., air transportation), management of Hawaiian has concluded that it has only one segment of business for the periods in which Hawaiian is consolidated into our operations.

Flight Operations

Hawaiian's flight operations are based in Honolulu, Oahu. As of December 31,
2003, Hawaiian operated approximately 135 scheduled flights per day with:

     o    daily service on transpacific routes between Hawaii and Los Angeles,
          Sacramento, San Diego and San Francisco, California; Las Vegas,
          Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

     o    daily service on interisland routes among the four major islands of the State of Hawaii; and

     o    weekly service on south pacific routes as the sole direct provider of air transportation from Hawaii to each of Pago Pago, American Samoa, and Papeete, Tahiti in the South Pacific, and scheduled service to
          Sydney, Australia.

     o    charter service two to three times weekly from Honolulu, Hawaii to
          Anchorage, Alaska.

The following table delineates scheduled and chartered passenger revenue of
Hawaiian for the periods during which we consolidated Hawaiian.

                    2003(*)    2002
                   --------  --------
Transpacific       $ 87,094  $341,662
Interisland          42,151   180,391
South Pacific         4,442    19,940
Overseas Charter     11,832    46,480
                   --------  --------
                   $145,519  $588,473

*    Only represents the period during which we consolidated Hawaiian.

Aircraft

As of December 31, 2003, Hawaiian operated 12 B717 aircraft to service the interisland routes and 14 B767 aircraft to service Hawaiian's transpacific, south pacific and overseas charter routes.

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
Atlantic Airlines. These programs enhance Hawaiian's revenue opportunities by:

     o    providing Hawaiian's customers more value by offering more travel destinations and better mileage accrual/redemption opportunities;

     o    gaining access to more connecting traffic from other airlines; and

     o    providing members of Hawaiian's alliance partners' frequent flyer program an opportunity to travel on Hawaiian's system while earning mileage credit in the alliance partners' program.

Although these programs and services increase Hawaiian's ability to be more competitive, they also increase Hawaiian's reliance on third parties.

Competition

Hawaiian faces multiple competitors on its transpacific routes, including major carriers such as American Airlines, Continental Airlines, Northwest Airlines,
Delta Airlines, United Airlines and various charter carriers. The Company believes that transpacific competition is based on factors such as fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service. Currently, Hawaiian is the only provider of direct service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti.
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

Employees

As of December 31, 2003, Holdings had no employees and Hawaiian had approximately 3,310 active employees of which approximately 2,625 were employed on a full-time basis. Approximately 85% of Hawaiian's employees are covered by labor agreements with the following unions: IAMAW, ALPA, AFA, the Transport
Workers Union ("TWU") and the Employees of the Communications Section
("Communications Section"). All contracts are subject to renegotiation in 2004 and 2005.

Recent events at Hawaiian, in particular, the 2002 Tender Offer and the bankruptcy proceedings, have harmed the historically good labor relations enjoyed by Hawaiian. While there can be no assurance that Hawaiian's generally good labor relations will improve, we expect to develop and execute a business strategy that recognizes the importance of good relations with Hawaiian's employees.

ITEM 2. PROPERTIES.

As a holding company, Holdings does not own any physical properties. No information regarding properties owned or leased by Hawaiian is contained herein because the business of Hawaiian has been operated under the jurisdiction of the
Trustee since May 2003, as described in greater detail in "Business--Chapter 11
Reorganization of Hawaiian.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

In the table below, we present the range of the reported high and low sales prices on the AMEX of our Common Stock for the calendar quarters indicated. The shares of our Common Stock are listed on the AMEX and the PCX under the symbol
"HA.

                         PRICE RANGE
                        -------------
                         HIGH    LOW
                        -----   -----
2003
       First Quarter    $2.10   $1.30
       Second Quarter   $1.50   $0.30
       Third Quarter    $1.82   $0.75
       Fourth Quarter   $3.08   $1.01

2002
       First Quarter    $4.60   $2.35
       Second Quarter   $4.00   $2.80
       Third Quarter    $3.66   $2.27
       Fourth Quarter   $2.54   $1.55

On March 31, 2004, the price per share of our Common Stock was $3.85. Past price performance is not necessarily indicative of future price performance.

The rights and claims of Hawaiian's various creditors and Holdings will be determined by the Joint Plan. We cannot provide any assurance that we will be able to consummate the Joint Plan successfully. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in Holdings.

There were approximately 1,015 holders of record of our Common Stock as of March
31, 2004, including record owners holding shares for an indeterminate number of beneficial owners.

We paid no dividends in 2003 or 2002.

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

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or an entity controlling a U.S. air carrier. Our articles of incorporation prohibit the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the United States) of our issued and outstanding voting capital stock by persons who are not "citizens of the United States". As of December 31, 2003, we believe we are in compliance with the Transportation Act as it relates to voting stock held by non-United States citizens.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides the specified information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance,

aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

                                                                                              NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE
                                                                                              FOR FUTURE ISSUANCE
                                                                                                  UNDER EQUITY
                                            NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       COMPENSATION PLANS
                                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF    (EXCLUDING SECURITIES
                                            OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     REFLECTED IN FIRST
              PLAN CATEGORY                   WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          COLUMN)
-----------------------------------------   -----------------------   --------------------   ---------------------

Equity compensation plans approved by
   security holders                                3,088,000                  $2.90                1,349,500
Equity compensation plans not approved by
   security holders
                                                   ---------                  -----                ---------
Total                                              3,088,000                  $2.90                1,349,500

See Note 10 to our financial statements for additional information regarding our equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

The Selected Financial and Statistical Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and "Management's Discussion and Analysis of Financial Condition and
Results of Operations" below.

HAWAIIAN HOLDINGS, INC.
SELECTED FINANCIAL AND STATISTICAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                        2003(A)             2002               2001               2000               1999
                                      ----------         ----------         ----------         ----------         ----------

Summary of Operations:
   Operating revenue(b)               $ 157,064          $  632,038         $ 611,582          $ 607,220          $  488,877
   Operating expenses(b)(c)           $ 172,157          $  688,117         $ 594,921          $ 621,022          $  529,414
   Operating income (loss)            $ (15,093)         $  (56,079)        $  16,661          $ (13,802)         $  (40,537)
   Net income (loss)                  $ (16,998)         $  (58,275)        $   5,069          $ (18,615)         $  (29,267)

Net Income (Loss) per Common
Stock Share:
   Basic                              $   (0.60)         $    (1.88)        $    0.15          $   (0.48)         $    (0.72)
   Diluted                            $   (0.60)         $    (1.88)        $    0.15          $   (0.48)         $    (0.72)

Weighted Average Shares Outstanding:
   Basic                                 28,435              31,024            33,811             38,537              40,997
   Diluted                               28,435              31,024            33,947             38,537              40,997

Shareholders' Equity Per Share        $   (2.25)         $    (5.03)        $   (0.62)         $    0.54          $     1.61
(Without Dilution)
Shares Outstanding at End of Period      28,459              28,350            34,151             33,708              40,997

Balance Sheet Items:
   Total assets                       $     862          $  256,166         $ 305,294          $ 256,968          $  241,937
   Property and equipment, net               --          $   45,685         $  45,256          $  83,743          $   65,272
   Long-term debt, excluding current
      portion                                --          $      883         $   1,673          $  10,763          $   23,858
   Capital lease obligations,
      excluding current portion              --          $    2,358         $   3,308          $   2,067          $    2,790
   Shareholders' equity
      (deficiency)(d)                 $ (63,731)         $ (142,610)        $ (21,210)         $  18,259          $   66,126

SCHEDULED OPERATIONS:
   Revenue passengers                      1,351              5,587              5,478              5,886              5,425
   Revenue passenger miles             1,144,525          4,804,498          4,295,479          4,492,395          4,076,576
   Available seat miles                1,622,707          6,246,127          5,587,566          5,967,810          5,468,589
   Passenger load factor                    70.5%              76.9%              76.9%              75.3%              74.5%
   Passenger revenue per passenger
      mile                                  11.7(CENTS)        11.0(CENTS)        11.4(CENTS)        10.6(CENTS)         9.8(CENTS)

OVERSEAS CHARTER OPERATIONS:
   Revenue passengers                         50                296                367                382                283
   Revenue passenger miles               135,947            815,273          1,097,069          1,165,436            803,524
   Available seat miles                  163,542            862,096          1,218,734          1,279,749            852,155

TOTAL OPERATIONS:
   Revenue passengers                      1,401              5,883              5,845              6,268              5,708
   Revenue passenger miles             1,280,472          5,619,771          5,392,548          5,657,831          4,880,100
   Available seat miles                1,786,249          7,108,223          6,806,300          7,247,559          6,320,744
   Passenger load factor                    78.7%              79.1%              79.2%              78.1%              77.2%
   Revenue Per ASM                          8.79(CENTS)        8.89(CENTS)        8.99(CENTS)        8.38(CENTS)        7.73(CENTS)
   Cost Per ASM                             9.55(CENTS)        9.68(CENTS)        8.74(CENTS)        8.57(CENTS)        8.38(CENTS)

----------
(a)  Includes the consolidated results of Holdings and Hawaiian from January 1,
     2003 to March 31, 2003 and the stand-alone deconsolidated results of
     Holdings from April 1, 2003 to December 31, 2003.

(b)  For 2002 and 2001, overall revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(c)  For 2002, operating expenses included a net $8.7 million restructuring charge related to the accelerated retirement of the DC-10 aircraft and the sale of DC-9 aircraft and parts. For 2001, operating expenses included a
     $30.8 million special credit for estimated proceeds from the federal government under the Stabilization Act and a $3.6 million favorable adjustment to the restructuring charge recorded in 2000. For 2000, operating expenses included a $14.9 million restructuring charge related to
     DC-9 aircraft and expendable inventory, and a $7.6 million loss on assets held for sale related to sale-leaseback transactions on two DC-10 aircraft.
     For 1999, operating expenses included a $47.0 million impairment loss related to DC-9 aircraft.

(d)  For 2002, 2001 and 2000 shareholders' equity (deficiency) included other comprehensive losses related to minimum pension liability adjustments of
     $96.0 million, $51.6 million and $10.1 million, respectively. The other comprehensive losses related to minimum pension liability were eliminated upon the deconsolidation of Hawaiian during 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS.

As discussed in more detail under "Business - Chapter 11 Reorganization of
Hawaiian," on March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Hawaiian Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. As discussed above, the Trustee has been put in charge of operating Hawaiian's business. The filing of the
Trustee motion created significant uncertainty regarding the ability of Hawaiian to facilitate a timely reorganization allowing us to regain full control of
Hawaiian in a relatively short period of time. As a result, effective April 1,
2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our financial results include the consolidated results of us and Hawaiian for all of 2002 and the first quarter of 2003, and our stand-alone deconsolidated results for the last three quarters of 2003. This has resulted in historical operating results that are not comparable on a year-to-year basis.

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

There are a number of items that may be relevant for a discussion and analysis of Hawaiian's results of operations, current business and industry developments, and liquidity position that we will not discuss because we do not control
Hawaiian. Hawaiian's Chapter 11 reorganization is discussed under
"Business--Chapter 11 Reorganization of Hawaiian." In addition, summary financial information for Hawaiian is included in Note 3 to the financial statements included herein and Hawaiian's audited financial statements as of
December 31, 2003 and 2002, and for each of the three years ended December 31,
2003 are included in this Form 10-K beginning on page F-33.

RESULTS OF OPERATIONS

This discussion analyzes our operations for the fiscal years ended December 31,
2003, 2002 and 2001. The following information should be read together with our audited consolidated financial statements and the accompanying notes included elsewhere in this report.

Prior to the bankruptcy of Hawaiian we consolidated Hawaiian because we controlled Hawaiian through our ownership of all of the voting stock of
Hawaiian. Following the Petition Date, we expected to regain full control of
Hawaiian in a relatively short period of time. We had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the
Chapter 11 bankruptcy process. Furthermore, we and Hawaiian continued to have both a common Board of Directors and common management. As a result, we continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding our ability to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May
16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee
Motion, which resulted in the appointment of the Trustee, instead of the common
Board of Directors and common management of us and Hawaiian. As a result, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership of Hawaiian using the cost method of accounting. Accordingly, our results of operations include the operating results of Hawaiian through
March 31, 2003, but for no subsequent periods. Due to the deconsolidation of
Hawaiian, our financial statements and certain footnotes included therein do not reflect comparable business activity on a year-to-year basis. The 2003 statement of operations includes the consolidated operating results of Holdings and
Hawaiian through March 31, 2003, and the deconsolidated results of Holdings only, which consists substantially of corporate expenses included in other operating expenses, for the period from April 1, 2003 to December 31, 2003. The
2002 and 2001 statements of operations include the consolidated operating results of Holdings and Hawaiian for the entire year.

For the periods indicated, the following table presents a breakdown of the components of operating revenue and expenses as well as the percentage relationship that these items bear to the total operating revenue and the percentage increase (decrease) in the dollar amounts of such items.

                                                                                    PERCENTAGE
                                            PERCENTAGE OF TOTAL OPERATING REVENUE     CHANGE
                                            -------------------------------------   ----------
                                                          YEAR ENDED
                                                         DECEMBER 31,                   2002
                                                  -------------------------             VS.
                                                  2003(1)   2002(2)    2001             2001
                                                  -------   -------   -----            -----

OPERATING REVENUE:
   Passenger                                        85.1%     83.8%    79.8%             8.4%
   Charter                                           7.5       7.4     12.4%           (38.5)
   Cargo                                             3.6       3.4      3.6             (4.0)
   Other                                             3.8       5.5      4.2             37.1
                                                   -----     -----    -----
      TOTAL OPERATING REVENUE                      100.0%    100.0%   100.0%             3.3%
                                                   =====     =====    =====

OPERATING EXPENSES:
   Wages and benefits                               35.2%     32.5%    30.9%             8.8%
   Aircraft fuel, including taxes and oil           16.4      15.1     18.3            (14.7)
   Maintenance materials and repairs                 9.9      14.3     16.2             (8.9)
   Aircraft rent                                    18.8      13.2      6.5            108.8
   Other rentals and landing fees                    3.9       3.8      3.6             10.9
   Sales commissions                                 0.7       2.3      3.4            (29.6)
   Depreciation and amortization                     1.2       1.4      2.3            (38.7)
   Restructuring charges                              --       1.4     (0.6)          (341.7)
   Loss on assets held for sale                       --        --       --               --
   Special Credit (Stabilization Act)                 --       0.1     (5.0)          (102.2)
   Other                                            23.6      24.8     21.7             17.9
                                                   -----     -----    -----
      TOTAL OPERATING EXPENSES                     109.6     108.9%    97.3%            15.7%
                                                   =====     =====    =====

(1)  Includes the consolidated results of Holdings and Hawaiian from January 1,
     2003 to March 31, 2003 and the stand-alone deconsolidated results of
     Hawaiian from April 1, 2003 to December 31, 2003.

(2)  Includes the consolidated results of Holdings and Hawaiian for the entire period.

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

     o    Scheduled passenger revenue totaled $542.0 million during the year ended December 31, 2002, an increase of $45.2 million, or 9.1%, over the year ended December 31, 2001. During 2002, we experienced higher passenger volume in our transpacific market as a result of our expanded transpacific routes. Year-to-year changes in revenue, passengers and resulting yields on our transpacific, interisland and south pacific flights were as follows:

                                                          PERCENTAGE
                NET CHANGE IN   PERCENTAGE CHANGE IN       CHANGE IN
                   REVENUE       REVENUE PASSENGERS    PASSENGER YIELDS
                -------------   --------------------   ----------------
                (IN MILLIONS)

Transpacific        $41.4               13.2%               (1.0)%
Interisland         $ 4.3               (2.0)%                2.8%
South Pacific       $(0.5)               1.5%               (2.4)%

     o    Overseas charter revenue totaled $46.5 million for the year ended
          December 31, 2002, a decrease of $29.2 million, or 38.5%, compared to the year ended December 31, 2001. On September 25, 2001, a major source

          of our overseas charter revenue, Renaissance Cruises, Inc. filed for bankruptcy under Chapter 11 and ceased operations, resulting in the termination of our Los Angeles to Papeete, Tahiti charter service.

     o    Cargo revenue totaled $21.3 million for the year ended December 31,
          2002, a decrease of $0.9 million, or 4.0%, compared to the year ended
          December 31, 2001, due to a decrease in the cargo rate per pound.

     o    Other operating revenue totaled $22.2 million for the year ended
          December 31, 2002, an increase of $5.3 million, or 31.1%, over the year ended December 31, 2001, primarily due to an increase in the sale of frequent flyer miles, sale of jet fuel and ground handling revenue.

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

     o    Wages and benefits totaled $205.4 million for the year ended December
          31, 2002, an increase of $16.6 million, or 8.8%, over the year ended
          December 31, 2001, primarily due to salary and wage increases related to the new collective bargaining agreements with our pilots, flight attendants and IAM employees that went into effect during 2001, training costs associated with the introduction of the B767 aircraft into the fleet, executive severance costs and an overall increase in employee benefits.

     o    Aircraft fuel costs, including taxes and oil, totaled $95.5 million for the year ended December 31, 2002, a decrease of $16.4 million, or
          14.7%, compared to the year ended December 31, 2001. Due to the introduction of the more fuel-efficient B717 aircraft on interisland routes and B767 aircraft on transpacific routes, aircraft fuel consumption decreased 8.9%, resulting in a decrease in fuel cost of
          $9.8 million. The average cost of aircraft fuel per gallon decreased
          5.5%, resulting in a $5.5 million decrease in fuel cost. We recognized a loss from our fuel-hedging program of $0.6 million in 2002, compared to $1.7 million in 2001.

     o    Maintenance materials and repairs totaled $90.2 million for the year ended December 31, 2002, a decrease of $8.8 million, or 8.9%, compared to the year ended December 31, 2001, primarily due to a decrease of
          $5.7 million in DC-9 maintenance resulting from the replacement of the
          DC-9 fleet, and a decrease of $22.1 million in DC-10 maintenance resulting from the reduction of the DC-10 fleet. The cost savings were offset by increases of $5.1 million in B717 maintenance expense resulting from the introduction of B717 aircraft in 2001, and $14.1 million in B767 maintenance expense resulting from the operation of
          B767 aircraft beginning in the fourth quarter of 2001.

     o    Aircraft rentals totaled $83.5 million for the year ended December 31,
          2002, an increase of $43.5 million, or 108.8%, compared to the year ended December 31, 2001, primarily due to the replacement of DC-9 aircraft with new B717 aircraft during 2001, and the current transition from DC-10 aircraft to B767 aircraft.

     o    Other rentals and landing fees totaled $24.2 million for the year ended December 31, 2002, an increase of $2.4 million, or 10.9%, over the year ended December 31, 2001, mainly due to an increase in rent due to the opening of two new stations in California in June 2002, the opening of a new station in Arizona in October 2002, and an increase in ground equipment rent to support the new B767 fleet.

     o    Sales commissions totaled $14.6 million for the year ended December
          31, 2002, a decrease of $6.2 million, or 29.6%, over the year ended
          December 31, 2001, primarily due to the elimination of travel agency base commissions in June 2002.

     o    Depreciation and amortization expense totaled $8.6 million for the year ended December 31, 2002, a decrease of $5.4 million, or 38.7%, over the year ended December 31, 2001, primarily due to a decrease of
          $4.1 million in DC-9 depreciation expense as a result of the replacement of DC-9 aircraft in 2001. Additionally, effective January
          1, 2002, we discontinued amortization of Reorganization Value in
          Excess of Amounts Allocable to Identifiable Assets in accordance with
          SFAS No. 142 "Goodwill and Other

          Intangible Assets" and as a result no amortization expense was recorded in the year ended December 31, 2002 as compared to $2.3 million in the year ended December 31, 2001.

     o    Other expenses totaled $156.8 million for the year ended December 31,
          2002, an increase of $23.8 million, or 17.9%, over the year ended
          December 31, 2001. Increases in legal and consulting fees related to our proposed merger with Aloha and TurnWorks, insurance premiums, security costs, simulator costs, training and costs associated with the sale of jet fuel were partially offset by decreases in interrupted trips and personnel expenses.

     o    During the fourth quarter of 2002, based on a reduction in passenger demand, we announced capacity reductions in specific transpacific markets. We announced that we would reduce our workforce by approximately 150 employees, or four percent of our total workforce, in an effort to bring our cost structure in line with current and expected revenues. In addition, we secured voluntary leaves of absence from approximately 60 flight attendants, reduced work schedules for part-time reservations personnel and decided to leave certain open positions unfilled until economic conditions improve. As a result of these actions, for the year ended December 31, 2002, we recorded $8.7 million in restructuring charges related primarily to the accelerated retirement of our remaining eight leased DC-10 aircraft. We recorded a charge of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, DC-10 pilot severance costs and a write-down of DC-10 improvements and parts. We also recorded a credit of $1.4 million related to the sale of eight non-operating DC-9 aircraft and related assets that had been written in a prior year restructuring charge. The year ended December 31, 2001 includes a $3.6 million favorable adjustment to the restructuring charge recorded in 2000 due to a change in the estimated cost to comply with the airframe return provisions.

     o    In the year ended December 31, 2001, we recognized $30.8 million as a special credit to operating expenses for the estimated allocation of proceeds from the federal government under the Stabilization Act. For the year ended December 31, 2002, we recorded a charge of $0.7 million to adjust the special credit under the Stabilization Act based on the
          DOT's final determination.

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
ended December 31, 2002, we recorded a restructuring charge of $8.7 million related primarily to the accelerated retirement of its remaining eight leased
DC-10 aircraft. This charge consisted of approximately $10.1 million related primarily to future lease commitments on the DC-10 aircraft, lease return conditions and maintenance commitments, severance costs for approximately 150
DC-10 pilots, and a write-down of DC-10 improvements and spare parts, partially offset by a credit of $1.4 million related to the sale of eight non-operating
DC-9 aircraft and related assets that had been previously written down.

Activity related to the restructuring charges for the years ended December 31,
2003 and 2002, is set forth in greater detail in Note 5 to the financial statements.

Deferred Tax Assets and Valuation Allowance

During the year ended December 31, 2002, we determined that it was no longer more likely than not that any portion of our net deferred tax assets would be realized and therefore recognized a full valuation allowance on our net deferred tax assets as of the beginning of the year, net deferred tax assets generated during the year (including net operating loss carryforwards), and items directly impacting other comprehensive loss (primarily the minimum pension liability). As a result, the valuation allowance for deferred tax assets increased by $44.7 million during the year ended December 31, 2002. Of this increase, $28.1 million relates to increased valuation allowances for the deferred tax effect of current year losses and the valuation allowance on the opening net deferred tax asset,
$17.7 million relates to increased valuation allowances for the deferred tax asset attributable to the minimum pension

liability, and the remainder relates to an increase in deferred tax assets attributable to other comprehensive loss items. The valuation allowance of
Hawaiian was eliminated upon the deconsolidation of Hawaiian on April 1, 2003.

Deferred tax assets at December 31, 2003 related to Holdings only. Due to uncertainty surrounding the realizability of those assets, a valuation allowance has been recorded for the full amount. As of December 31, 2003, we had total net operating loss carryforwards of approximately $1.6 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2022 and 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had approximately $1,000 in cash and cash equivalents, and $0.5 million of restricted cash. Our working capital deficit at
December 31, 2003 was $2.9 million, as compared with $137.0 million at December
31, 2002. Current liabilities at December 31, 2003 consisted of accounts payable, accrued legal and professional fees and amounts due to related parties, including $1.4 million due to Hawaiian that is primarily related to shared costs paid by Hawaiian and allocated to us prior to Hawaiian's bankruptcy filing.

In 2003, we used $38.0 million of cash in operating activities, including $1.8 million of cash for professional fees related to Hawaiian's bankruptcy proceedings. Cash flows from operating activities in 2003 primarily relate to the operations of Hawaiian for the first quarter and our limited activity for the last three quarters of the year. We used $2.6 million of cash in investing activities in 2003 for purchases of property and equipment by Hawaiian in the first quarter. We also used $0.7 million of cash in financing activities to pay down long-term debt and capital lease obligations.

As a holding company, Holdings did not have any contractual obligations as of
December 31, 2003 other than liabilities payable to Hawaiian and Smith
Management LLC ("Smith Management"), each as described below.

Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to our obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash, to us immediately prior to Hawaiian's bankruptcy filing. We had
$1.4 million due to Hawaiian as of December 31, 2003.

Also, we had approximately $0.6 million due to Smith Management as of December
31, 2003 related to corporate amounts paid by Smith Management to third parties on behalf of Holdings to fund costs associated with maintaining Holdings' status as a public company, costs related to preparing a plan of reorganization for
Hawaiian, and other obligations of Holdings.

As described in greater detail in Item 1 under "Business--Chapter 11
Reorganization of Hawaiian," the consummation of the Joint Plan will involve certain financial obligations on our part. We and RC Aviation have agreed, pursuant to the Restructuring Support Agreement, to raise debt financing for
Hawaiian as described therein in order to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint Plan. To that end, we and RC
Aviation are in the process of negotiating a $50 million senior secured credit facility as well as the issuance of up to $100 million of convertible senior notes. The incurrence of any such indebtedness is contingent upon, among other things, the confirmation of the Joint Plan. See "Chapter 11 Reorganization of
Hawaiian - Financing Arrangements."

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

Revenue Recognition. Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. Hawaiian performs periodic evaluations of this estimated liability, and any adjustments resulting therefrom, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Charter and cargo revenue is recognized when the transportation is provided.

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

Pension and Other Postretirement Benefits. We accounted for Hawaiian's defined benefit pension plans using Statement of Financial Accounting Standards 87,
"Employer's Accounting for Pensions" ("SFAS No. 87") and its other postretirement benefit plans using Statement of Financial Accounting Standards
No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions"
("SFAS No. 106"). Under both SFAS No. 87 and SFAS No. 106, pension expense is recognized on an accrual basis over employees' approximate service periods.
Expense calculated under SFAS No. 87 and SFAS No. 106 is generally independent of funding decisions or requirements. We recognized expense for the defined benefit pension plans of $3.3 million and $9.3 million for the years ended
December 31, 2003 and 2002, respectively, and other postretirement benefit expense of $0.6 million and $2.6 million the years ended December 31, 2003 and
2002, respectively. The amounts for the year ended December 31, 2003 represent only the period during which we consolidated Hawaiian. The calculation of pension expense and our pension liability requires the use of a number of assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions.
We believe that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

We assumed that our plans' assets would generate a long-term rate of return of
9.0% at December 31, 2002, which is unchanged from the rate used at December 31,
2001. We developed our expected long-term rate of return assumption by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by 50 basis points (from 9.0% to
8.5%) would have increased our estimated full-year 2003 pension by approximately
$0.9 million. We discounted both our future pension obligations and other postretirement benefit obligations using a rate of 6.75% at December 31, 2002, compared to 7.25% at December 31, 2001. We determined the appropriate discount based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The pension liability and future pension expense both increase as the discount rate is reduced. Lowering the discount rate by 50 basis points (from 6.75% to 6.25%) would have increased our pension and other postretirement liabilities at December 31, 2002 by approximately $16.9 million and $1.8 million, respectively, and increased our estimated full-year 2003 pension and other postretirement benefits expenses by approximately $1.9 million and $0.2 million, respectively.

Impairments of Long-Lived Assets. We recorded impairment losses on long-lived assets used in operations, primarily property and equipment and airport operating rights, when events and circumstances indicated that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those items. Cash flow estimates were based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable were reduced to fair value. Estimates of fair value represented our best estimate based on industry trends and reference to market rates and transactions.

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
We disclose pro forma information regarding what our net loss would have been if we had accounted for option grants using the fair value method prescribed by
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" ("SFAS 123"). We estimated the fair value of our stock options using a Black-Scholes option pricing model. In December, 2004, the Financial
Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based
Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes APB 25. SFAS
123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS 123R will be effective for periods beginning after June 15,
2005. SFAS 123R offers alternative methods of adoption. At the present time, we have not yet determined which alternative method it will use. Depending on the method we adopt to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure included in our financial statements may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a holding company with no operations, Hawaiian is not subject to any material market risk. Market risk information is not provided for Hawaiian, the business of which has been operated under the jurisdiction of the Trustee since May 2003, as described in greater detail in "Business -- Chapter 11 Reorganization."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements, accompanying notes, Report of Independent
Registered Public Accounting Firm and Selected Financial and Statistical Data
are contained in this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

As previously disclosed on a Form 8-K filed on June 20, 2003, on June 18, 2003, we received a letter from Ernst & Young LLP ("Ernst & Young") notifying us that
Ernst & Young had resigned as our auditors, effective immediately. Ernst & Young continued to serve as the auditors of Hawaiian.

Ernst & Young's report dated March 31, 2003 on our consolidated financial statements as of and for the year ended December 31, 2002 was modified as to the existence of substantial doubt about our ability to continue as a going concern.
Except as described in the previous sentence, the reports of Ernst & Young on our consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During Ernst & Young's audit of our financial statements for the year ended
December 31, 2001, there was a disagreement between us and Ernst & Young regarding the accounting for certain non-passenger related excise taxes. We ultimately agreed to record an accrual for such excise taxes, which resulted in the matter being resolved to

the satisfaction of Ernst & Young. If this matter had not been resolved to the satisfaction of Ernst & Young, it would have been referred to in Ernst & Young's auditors' report on our financial statements for the year ended December 31,
2001. The Audit Committee of our Board of Directors at the time discussed the disagreement with representatives of Ernst & Young, and Ernst & Young was authorized to respond fully to the inquiries of any successor independent accounting firm regarding this disagreement.

Except as described in the preceding paragraph, in connection with Ernst &
Young's audits for the two most recent fiscal years, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference thereto in their report on the financial statements for such years.

ITEM 9A. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As disclosed in greater detail elsewhere in this filing, on March 21, 2003,
Hawaiian, Holdings' wholly-owned operating subsidiary and source of cash flow, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.
Since May 30, 2003, Hawaiian has operated under the supervision of a Chapter 11 trustee. Holdings filed its Form 10-Q Quarterly Report for the first quarter of
2003 and has been unable to file any quarterly or annual periodic reports since such date. The current members of management of Holdings did not join Holdings until June 2004. As a result, the evaluation of the disclosure controls and procedures referred to in this Item 9A below took place in March 2005, in preparation for this filing. In addition, the statement below that there was no change in our internal controls over financial reporting is based solely upon the knowledge of current management. Lastly, with the Trustee in charge of operating Hawaiian's business since May 2003 and retaining such authority until such time as the Joint Plan is consummated, we do not have unfettered access to information and documents regarding Hawaiian. Consequently, information contained in this Item 9A regarding controls and procedures is expressly limited to Holdings only and thereby expressly excludes Hawaiian.

Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the
SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by our management in March
2005, with the participation of the Chief Executive and Chief Financial
Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

All of our directors were nominated in accordance with our bylaws. Pursuant to our bylaws, based on the share ownership of AIP, our controlling shareholder at
December 31, 2003, AIP had the right to identify for nomination six of the eleven directors. In addition, based on collective bargaining agreements with us, each of ALPA, IAMAW and AFA has the right to identify for nomination one director. Under the stockholders agreement to which we, AIP and each of these three labor unions were parties, AIP had agreed to vote its shares in favor of the nominees identified by these three labor unions. In addition, under our bylaws, our board is required to nominate one outside director (an individual not employed by us or affiliated with AIP or any of these three labor unions), and one director who is a senior management official.

All officers are appointed annually by our board of directors at their first meeting after the annual meeting of shareholders at which our board is elected and at subsequent meetings of our board or as directed by our by-laws or as delegated by our board.

Information regarding directors as of December 31, 2003:

John W. Adams. Mr. Adams was the chairman of our Board of Directors and of our executive committee from February 1996 through June 2004. Mr. Adams assumed the additional positions of chief executive officer and president in May 2002 and relinquished the position of president in December 2002. He has been president of Smith Management, a private investment firm, since 1984. In February 2002, he became a member of the board of directors of Sun Healthcare Group, Inc., a health care company, and he serves as chairman of its executive committee. He was a member of the board of directors of Harvard Industries, Inc. from October
1994 until November 1998, and was chairman of the board and chief executive officer of Harvard Industries from February 1997 until November 1998. Harvard
Industries filed for protection under Chapter 11 under the Bankruptcy Code in
May 1997 and emerged from Chapter 11 protection in November 1998. He served on the board of directors of Servico, Inc., a lodging ownership and management company, from April 1994 until August 1997, being chairman of the board from
December 1995 until he resigned from the board. Mr. Adams was chairman of the board of directors of Regency Health Services, Inc., a health care services company, from July 1994 until October 1997.

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

Robert G. Coo. Mr. Coo was a member of our Board of Directors from 1996 through
January 31, 2004. He has been an independent consultant since 1995. From 1998 to
1999, he was chief financial officer and secretary of Camstar Systems, a developer of manufacturing execution system (MES) software. He was vice president and chief financial officer of Pengo Industries, Inc., from 1990 until
1995, a director of Regency Health Services, Inc., from 1991 to 1997 and of
First National Bank, San Diego from 1995 to 1997. Mr. Coo is married to the sister of Mr. Adams.

Joseph P. Hoar. Mr. Hoar was a member of our Board of Directors from 1999 through January 31, 2004. He served in the Marine Corps for 37 years, retiring as a four-star general in 1994. His last active-duty assignment was
Commander-in-Chief, U.S. Central Command. In 1994, he established a consulting firm, J.P. Hoar & Associates, that engages in international strategic planning and business development in the Middle East and Africa. He is a director of several nonprofit and privately owned corporations.

Reno F. Morella. Mr. Morella was a member of our Board of Directors from 1996 through January 31, 2004. He has been a pilot for Hawaiian since 1978. He is currently a captain flying Boeing 767 aircraft. He was chairman of the Hawaiian
Master Executive Council of ALPA from 1994 until 1998. Mr. Morella was the First
Officer Category Representative for Council 102 of ALPA from 1993 until 1994.

Samson Poomaihealani. Mr. Poomaihealani was a member of our Board of Directors from 1990 through January 31, 2004. He has served as Grand Lodge Representative of IAMAW since September 2001. He was the assistant general chairman of the
Airline Machinists District 141 of the IAMAW from 1987 to 2001. Prior to retiring, Mr. Poomaihealani was a lead ramp serviceman for United Airlines, Inc.

Edward Z. Safady. Mr. Safady was a member of our Board of Directors from 1996 through June 2004. He was president and chief executive officer of Liberty
National Bank in Austin, Texas from March 1988 to October 1995. He then joined
Smith Management as vice president in 1995, where he served until 1997. He is currently chairman of the board, president and chief executive officer of
Liberty Bank, SSB ("Liberty Bank").

Sharon L. Soper. Ms. Soper was a member of our Board of Directors from 1998 through January 31, 2004. She has been a flight attendant for Hawaiian since
1965. She has worked in our interisland, transpacific and southpacific operations. Ms. Soper has been president of the Hawaiian Master Executive
Council of the AFA since 1987.

Thomas J. Trzanowski. Mr. Trzanowski was a member of our Board of Directors from
1998 through July 2004. He served as president and director of Spire Realty
Group, Inc., Houston, Texas, a private property management company, since July
1989. He has also served as president and director of Pengo Realty Group, Inc.,
New York, New York, a private real estate holding company engaged in real estate investments, since June 1994. Mr. Trzanowski also served as treasurer of Smith
Management from November 1983 through December 1994 and, from September of 1996 until September of 1999 as a director of Inland Resources, Inc., in Denver,
Colorado, a publicly traded oil and gas company. He currently serves as a director of Liberty Bank.

William M. Weisfield. Mr. Weisfield was a member of our Board of Directors from
2001 through January 31, 2004. He has served as chief operating officer of
LifeSpan BioSciences, Inc., a privately held company specializing in molecular pathology since March 2003 and has been a member of their board of directors since 1995. He was a director of UTILX Corporation since January 1995, chairman of the board since January 1996 and president and chief executive officer from
November 1998 until February 2003. He was senior vice president of Benaroya
Capital Company, a privately held investment company specializing in development of Pacific Northwest real estate and other investments, from January 1994 to
December 1998. Mr. Weisfield is also a director of Lindal Cedar Homes, Inc., Gem
East Inc. and the Downtown Seattle Association.

On February 3, 2004, we announced the resignation of six of our directors from the Board because of the expiration, on January 31, 2004, of our director and officer liability insurance policies. Specifically, each of Robert G. Coo,
Joseph P. Hoar, Reno F. Morella, Samson Poomaihealani, Sharon L. Soper, and
William M. Weisfield resigned from the Board, effective as of January 31, 2004.
Messrs. Coo, Hoar and Weisfield had been nominated to the Board by AIP, pursuant to rights held by AIP under the Bylaws and the Certificate of Incorporation.

Mr. Morella, Mr. Poomaihealani, and Ms. Soper had been nominated to the Board by the ALPA, the IAMAW and the AFA, respectively, pursuant to rights held by each of ALPA, IAMAW, and AFA under its collective bargaining agreement with us and under the Bylaws and the Certificate of Incorporation. None of the resigning directors resigned from the Board because of a disagreement with us on any matter relating to our operations, policies or practices.

On January 31, 2004, prior to the director resignations described above, the
Board approved several revisions to the Bylaws at a special meeting of the
Board. The Bylaws were amended to remove the requirement therein that any amendment to the Bylaws relating to the size of the Board and the qualification of directors be approved by the affirmative vote of at least two of the three directors nominated to the Board by ALPA, IAMAW, and AFA (so long as ALPA,
IAMAW, and AFA remain stockholders of Holdings). The Bylaws were also amended to remove the requirement that the Board nominate one outside director (an individual not employed by Holdings or affiliated with AIP, ALPA, IAMAW, or
AFA), and one director who is a senior management official. Finally, the Bylaws were amended to remove the requirement that the size of the Board be set at 11 directors, and to provide that the number

of directors on the Board shall be determined from time to time by resolution adopted by the Board. The Board also approved a resolution decreasing the number of authorized directors on the Board from 11 to nine. Neither the resignations nor the Bylaw amendments described above alter the rights of AIP, ALPA, IAMAW, or AFA under the Bylaws or the Certificate of Incorporation or, with regard to
ALPA, IAMAW or AFA, under its respective collective bargaining agreement with us, to have candidates nominated and elected to the Board.

Following the Chapter 11 Filing and the appointment of the Trustee, all the executive officers of Holdings who previously held similar positions at both
Holdings and Hawaiian, with the exception of Mr. Adams, resigned their positions at Holdings. Moreover, the Trustee has not provided to us any financial or other information with respect to the executive officers of Hawaiian, including information related to the compensation of executives.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Please see "Legal Proceedings--Gotbaum v. Adams" for a discussion of certain legal proceedings involving John W. Adams, our Chief Executive Officer as of
December 31, 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission
("SEC") and with us initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period. To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these persons, all these filing requirements were satisfied by these persons for fiscal year 2003, except that Mr. Reno F. Morella filed a late Form 5 reporting three transactions.

AUDIT COMMITTEE

We established a standing Audit Committee in accordance with section 3(a)(58)(A)
of the Exchange Act. During 2003, the Audit Committee had 3 members, Gregory S.
Anderson, Joseph P. Hoar and William M. Weisfeld. During 2003, the Audit
Committee acted under a written charter that was adopted by our Board effective
April 25, 2003.

Pursuant to the Audit Committee charter, the Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work of our independent auditors. Its principal functions are to give additional assurance that financial information is accurate and timely and that it includes all appropriate disclosures; to ascertain the existence of an effective accounting and internal control system; to pre-approve all services provided by the independent auditors; and to oversee the entire audit function, both independent and internal.

On June 18, 2003, Ernst & Young resigned as our auditors, although Ernst & Young remained as the auditors for Hawaiian. In light of the Chapter 11 Filing, the appointment of the Trustee, and our prior dependence on Hawaiian's resources for carrying out our operations, we lacked the funds necessary to retain a substitute audit firm. Even if such replacement auditor could be retained, it could not have completed the work required to enable us to meet our obligations because any such auditor, like us, would not have had access to the information, documents, and personnel of Hawaiian needed to prepare financial statements and our periodic reports. Given the foregoing, since the Chapter 11 filing, the
Audit Committee has had few functions to perform. As previously disclosed, we have also received notification from the AMEX that we are not in compliance with certain continued listing standards including with respect to maintenance of an independent Audit Committee. We have continued to work with the AMEX to address matters related to our continued listing pending Hawaiian's emergence from
Chapter 11.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding compensation paid for the three fiscal years ending December 31, 2003, to our "named executive officers," who were our chief executive officer during fiscal year 2003 and two additional persons who would have been among our most highly

compensated executive officers but for the fact that they were not our executive officers at the end of fiscal year 2003 (collectively, our "named executive officers").

Following the Chapter 11 Filing and the appointment of the Trustee, all the
"named executive officers" who previously held similar positions at both
Holdings and Hawaiian, with the exception of Mr. Adams (who was our Chief
Executive Officer from May 2002 to June 2004), resigned from their positions at
Holdings. Moreover, the Trustee has not provided to us any financial or other information with respect to Hawaiian, including information related to the compensation of executives. As a result, we are unable to provide compensation information for the fiscal year ended December 31, 2003, with respect to named executive officers who are employees of Hawaiian, and are not in a position to otherwise verify the other information in the table. We have not paid our directors or employees any compensation since the Chapter 11 Filing in March
2003.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                                                ------------
                                              ANNUAL COMPENSATION                 SHARES OF
                                  -------------------------------------------      COMMON
                                                                 OTHER ANNUAL       STOCK
                                                                 COMPENSATION    UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR   SALARY($)   BONUS ($)        ($)        OPTIONS(#)    COMPENSATION
-------------------------------   ----   ---------   ---------   ------------   ------------   ------------

John W. Adams(1)                  2003   600,000          --           --              --           --
Chairman of the Board,            2002   525,000          --           --              --           --
Chief Executive Officer and
   President                      2001   366,667          --           --         200,000           --

Christine R. Deister(2)           2003          *           *            *               *            *
Executive Vice President,         2002   250,000          --       41,100(4)           --           --
Chief Officer and Treasurer and
   Treasurer                      2001   197,917(3)    75,000      92,593(4)      200,000           --

John B. Happ(5)                   2003          *           *            *               *            *
Senior Vice President-Marketing   2002   225,000          --           --              --        5,000(6)
and Sales                         2001   225,000          --           --              --           --

----------
*    As described below, each of these persons has resigned from their positions with Holdings. We do not know of the current terms of such person's employment with Hawaiian, if any.

(1)  Mr. Adams' 2003 annual salary was $600,000. Since the Chapter 11 Filing, however, Mr. Adams has not collected any salary from Holdings.

(2)  Ms. Deister resigned from her position with Holdings following the Chapter
     11 Filing and the appointment of the Trustee.

(3)  Ms. Deister's reported compensation for fiscal year 2001 is for the period beginning March 1, 2001 through December 31, 2001.

(4)  We provide various perquisites to our executives. Except as noted, the value of such perquisites was in each case less than 10% of the named executive officer's total salary and bonus. In fiscal year 2001, Ms.
     Deister received relocation expenses of $60,560, a car allowance of $7,200, housing allowance of $3,000, and a dependent education.

(5)  Mr. Happ was no longer employed with us as of February 15, 2003.

(6)  Prorated portion of a $20,000 payment paid in 24 bi-monthly equal installments.

OPTION GRANTS IN LAST FISCAL YEAR

During fiscal year 2003, no options were granted to any of the named executive officers pursuant to the 1994 Stock Option Plan or 1996 Stock Incentive Plan or
otherwise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

The following table sets forth for each of our named executive officers (i) the aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at December 31, 2003 and (iii) the option values of unexercised in-the-money options at December 31, 2003.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUE

                                                            NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                             SHARES                        UNDERLYING UNEXERCISED          IN-THE MONEY OPTIONS
                            ACQUIRED                   OPTIONS AT FISCAL YEAR-END (#)   AT FISCAL YEAR-END ($)(1)
                               ON           VALUE      ------------------------------  ---------------------------
NAMES EXECUTIVE OFFICER   EXERCISE (#)   REALIZED($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
-----------------------   ------------   -----------     -----------   -------------   -----------   -------------

John W. Adams                  --              --         250,000(2)           --           0              --

Christine R. Deister           --              --          50,000         150,000           0               0

John B. Happ                   --              --         250,000              --           0              --

----------

(1)  The market price per share at December 31, 2003 was $2.29 per share.

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

COMPENSATION OF DIRECTORS

During fiscal year 2003, we did not pay our directors any fees for services on the Board or any committees of the Board. Prior to the Chapter 11 Filing, we paid our nonemployee directors a $12,000 annual retainer fee. In addition to the
$12,000 annual retainer fee, we paid our nonemployee directors a fee of $1,250 for each meeting of the Board attended (decreased to $625 for telephonic attendance) and a fee of $500 for each Board committee meeting attended (though no fees were paid for committee meetings that occurred on the same day as a
Board meeting). No fees were paid to the nonemployee directors for their service on the Board or any committee thereof. Hawaiian provided travel to and from
Board meetings, as well as hotel accommodations, meals and ground transportation, as needed, for all directors. Mr. Adams, Mr. Morella and Ms.
Soper, as employee directors, received only reimbursement for expenses incurred in attending meetings.

Nonemployee directors are eligible to receive stock options under the terms of the 1996 Nonemployee Director Stock Option Plan. At its discretion, the
Compensation Committee of the Board, acting pursuant to that plan, may grant stock options to nonemployee directors under the terms of the plan. During fiscal year 2003, no such options were granted.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

We are not party to any employment or change-in control agreement with any of our current executive officers.

Due to the lack of information available to us following the appointment of the
Trustee, we do not know the terms of the employment agreements with Hawaiian, if any, of the named executive officers, including terms with respect to the effective date, term, base salary and any bonus.

Hawaiian had entered into a separation agreement with John B. Happ which became effective on April 3, 2003. Under this agreement, Hawaiian was obligated to pay
Mr. Happ a lump sum of $15,000 plus an additional $422,278 to be paid in semi-monthly installments until August 2004. In consideration, Mr. Happ agreed to release Hawaiian from any claims that he might have had arising out of his employment with or separation from Hawaiian. However, since this agreement was executed by Mr. Happ after the Chapter 11 Filing, Hawaiian suspended payments under this agreement.

COMPENSATION COMMITTEE REPORT

The Company did not have a fully functioning Compensation Committee during fiscal year 2003. Since the Chapter 11 Filing, the appointment of the Trustee and the resignations of the named executive officers, each of which is described above, the Compensation Committee has not performed any substantial functions.
Moreover, none of the Company's officers or directors have received any compensation since the Chapter 11 Filing. Notwithstanding the foregoing, the
Compensation Committee was charged with making compensation recommendations to the full Board for the executive officers of Hawaiian Holdings whose title includes chairman, vice chairman, president, chief operating officer, all executive and senior vice presidents and our corporate secretary, along with recommendations for bonuses, deferred compensation and stock option plans.

In determining executive compensation, the Compensation Committee would generally review such general factors as profitability, operational integrity and customer satisfaction, and take into consideration the executives'
accomplishment of specific projects. The Compensation Committee, in considering appropriate compensation levels, considers marketplace compensation data of other comparable U.S. airlines in order to provide compensation packages that are capable of attracting and retaining exceptional executives. None of the current members of the Company's Board of Directors were members of the
Compensation Committee during fiscal year 2003 and therefore, cannot verify the accuracy of this Report.

                       BOARD OF DIRECTORS
                       Lawrence Hershfield
                       Randall L. Jenson
                       Gregory S. Anderson
                       Donald J. Carty
                       Bert T. Kobayashi, Jr.
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

The named executive officers, except for Mr. Adams, had employment agreements with Holdings, which set forth their base salaries and other compensation arrangements and provided that their compensation levels were subject to annual review and possible increases in the sole discretion of the Board. As noted, such officers have resigned from their positions and are not receiving any compensation from Holdings.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

Mr. Adams' compensation determination for fiscal year 2003 was based primarily on the responsibilities and role that he assumed in the day-to-day management of
Holdings. Mr. Adams received an increase to his base salary from $400,000 to
$600,000 effective May 1, 2002. As noted above, Mr. Adams was not paid any salary from Hawaiian Holdings after the Chapter 11 Filing.

CERTAIN 2003 ACTIONS OF THE COMPENSATION COMMITTEE

There were no significant actions taken by the Compensation Committee in 2003.

COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The above report of the Compensation Committee will not be deemed to be incorporated by reference into any of our filings under the Securities Act of
1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that we specifically incorporate the same by reference, nor shall it be deemed to be "soliciting material" or to be "filed" with the SEC or subject to
Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Edward Z. Safady, Reno F. Morella and Thomas J. Trzanowski served on the
Compensation Committee of our Board during fiscal year 2003. No other member of our Board or other person served on the Compensation Committee during fiscal year 2003. Reno F. Morella was an employee of Hawaiian during fiscal year 2003.
Edward Z. Safady and Thomas J. Trzanowski are employees and/or directors of
Liberty Bank. Mr. Adams, who was our Chairman and Chief Executive Officer and
the sole managing member of AIP, which is our controlling shareholder, is president and serves as a director of a holding company that has a majority ownership interest in Liberty Bank.

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

The following graph compares cumulative total shareholder return on our Common
Stock, the S&P 500 Index and our selected peer issuer index from December 31,
1998 to December 31, 2003. The peer issuers we have selected are AirTran
Holdings Inc. (formerly Valujet Inc.), Alaska Air Group Inc., America West
Holding Corporation, Atlantic Coast Airlines Holdings, Inc. and Southwest
Airlines Co. The comparison assumes $100 was invested on December 31, 1998 in our Common Stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our
Common Stock.

                                    [GRAPHIC]

                   HAWAIIAN HOLPEERSGROUP.IS&PX500 INDEX

               12/31/03       $2.99      $15.51    $1,111.92
               12/31/02       $2.04      $10.65      $879.82
               12/31/01       $4.00      $16.18    $1,148.08
               12/31/00       $1.81      $18.50    $1,320.28
               12/31/99       $2.12      $16.59    $1,469.25
               12/31/98       $3.25      $17.28    $1,229.23

                HAWAIIAN HOLPEERSGROUP.INDEX S&P 500 INDEX

               12/31/03          92          90           90
               12/31/02          63          62           72
               12/31/01         123          94           93
               12/31/00          56         107          107
               12/31/99          65          96          120
               12/31/98         100         100          100

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
     RELATED STOCKHOLDER MATTERS

The following table provides the beneficial ownership, both direct and indirect, reported to us as of March 31, 2004 of our Common and special preferred stock, including shares as to which a right to acquire ownership within 60 days exists
(for example, through the ability to exercise stock options) within 60 days of such date. The information is presented for beneficial owners of more than 5% of our Common and special preferred stock, for each of our directors and director nominees, our named executive officers and for the group comprised of all of our directors and executive officers. We know of no persons other than those identified below who owned beneficially more than 5% of the outstanding shares of our Common or special preferred stock as of March 31, 2004. The table is based on 29,260,465 shares of Common Stock outstanding as of March 31, 2004.

                                                       NUMBER OF SHARES OF                 PERCENT AND CLASS OF
NAME AND ADDRESS OF                            COMMON AND SPECIAL PREFERRED STOCK      COMMON AND SPECIAL PREFERRED
BENEFICIAL OWNER(1)                                  BENEFICIALLY OWNED (2)              STOCK BENEFICIALLY OWNED
--------------------------------------------   ----------------------------------   ----------------------------------

AIP, LLC                                                  14,159,403(3)             44.5% of Common Stock
   885 Third Avenue, 34th Floor                                    4(3)             100% of Series A special preferred
                                                                                    stock (constituting 57.1% of all
                                                                                    preferred stock)

John W. Adams                                             14,433,412(3)             45.4% of Common Stock
                                                                   4(3)             100% of Series A special preferred
                                                                                    stock (constituting 57.1% of all
                                                                                    preferred stock)

Dimensional Fund Advisors, Inc.                            2,752,213(4)             8.7% of Common Stock
   1299 Ocean Avenue
   11th Floor
   Santa Monica, CA  90401

Vanguard Fiduciary Trust Company                           2,081,675(5)             6.5% of Common Stock
   14321 North Northsight Boulevard
   Scottsdale, AZ  85260

Association of Flight Attendants                                      1             100% of Series B special preferred
   1625 Massachusetts Avenue, N.W.                                                  stock (constituting 14.3% of all
   Washington, DC  20036-2212                                                       preferred stock)
   Attn: David Borer, Esq.

International Association of Machinists and                           1             100% of Series C special preferred
   Aerospace Workers                                                                stock (constituting 14.3% of all
   P.O. Box 3141                                                                    preferred stock)
   South San Francisco, CA 94083
   Attn: Kenneth Thiede

Hawaiian Master Executive Council                                     1             100% of Series D special preferred
   c/o Air Line Pilots Association                                                  stock (constituting 14.3% of all
   3375 Koapaka Street,                                                             preferred stock)
   Suite F-238-8
   Honolulu, HI 96819
   Attn: Master Chairman, Hawaiian MEC

Gregory S. Anderson                                            8,000(6)             Common stock*

Edward Z. Safady                                              46,018(7)             Common stock*

Thomas J. Trzanowski                                       33,000(7)(8)             Common stock*

All current directors and executive officers                 14,520,430             45.7% of Common Stock*
   as a group (4 persons)

----------
*    Less than 1%

(1)  The address of each of the directors and executive officers listed above is
     c/o Hawaiian Holdings, Inc., 3375 Koapaka Street, Suite G350, Honolulu,
     Hawaii 96819.

(2)  Each executive officer and director has sole voting and investment power with respect to the shares listed after his or her name except for shares issued to the Hawaiian Holdings, Inc. 401(k) Savings Plan, the Hawaiian
     Holdings, Inc. 401(k) Plan for Flight Attendants and the Hawaiian Holdings,
     Inc. Pilots' 401(k) Plan or as otherwise indicated in the footnotes that follow. Shares of our Common Stock allocated to participants' accounts in the 401(k) Savings Plan, the Flight Attendants' 401(k) Plan and the Pilots'
     401(k) Plan are voted on matters presented at shareholders meetings by the
     Vanguard Group, Inc. as trustee for each of the respective Plans, pursuant to the terms of each Plan. Except for the shares in the 401(k) Savings Plan allocated to participants represented by IAMAW, the 401(k) Savings Plan and the 401(k) Plan for Flight Attendants provide for Vanguard to vote the shares pursuant to the written directions of the participants. Shares held by the 401(k) Savings Plan (other than the shares allocated to participants represented by IAMAW) and the 401(k) Plan for Flight Attendants with respect to which no participant directions are received are voted in proportion to the direction of the shares held by each of the plans for which the trustee receives written directions. Shares held by the Pilots'
     401(k) Plan and those shares held by the 401(k) Savings Plan allocated to participants represented by IAMAW are voted by Vanguard according to the directions of the majority of such shares for which it receives written directions.

(3)  According to an amendment to their Schedule 13D filing with the SEC on
     September 9, 2002, AIP and Mr. Adams exercise sole voting and dispositive power over 14,159,403 shares of Common Stock and all four shares of our
     Series A special preferred stock. Mr. Adams exercises sole voting and dispositive power over an additional 274,009 shares of Common Stock, which includes options to purchase 250,000 shares of Common Stock, all of which have vested. Mr. Adams is the managing member of AIP.

(4)  On February 6, 2004 Dimensional Fund Advisors, Inc. filed a Schedule 13G with the SEC with respect to 2,081,675 shares of Common Stock held as of
     December 31, 2002. Dimensional, an investment advisor registered under
     Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company
     Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the "Funds"). In its role as investment advisor or manager, Dimensional possessed voting and/or investment power over the reported shares that are owned by the Funds, and may be deemed to be the beneficial owner of the reported shares held by the
     Funds. All of the reported shares are owned by the Funds and Dimensional disclaims beneficial ownership of the reported shares.

(5)  On February 3, 2004, Vanguard Fiduciary Trust Company, as trustee of
     Hawaiian Holdings, Inc. 401(k) Savings Plan, Hawaiian Holdings, Inc.
     Pilots' 401(k) Plan and Hawaiian Holdings, Inc. 401(k) Plan for Flight
     Attendants, filed a Schedule 13G with the SEC with respect to 2,523,403 shares of Common Stock held as of December 31, 2003. Shares of Common Stock are held in trust for the benefit of employees participating in the plans.
     Vanguard Fiduciary Trust Company disclaims beneficial ownership of all shares that have been allocated to the individual accounts of plan participants for which voting directions have been received.

(6)  Consists of options to purchase 8,000 shares of Common Stock, all of which have vested.

(7)  Includes options to purchase 32,000 shares of Common Stock, all of which have vested.

(8)  Includes 1,000 shares of Common Stock beneficially owned by Mr.
     Trzanowski's wife. Mr. Trzanowski disclaims beneficial ownership of the shares owned by his wife.

SPECIAL PREFERRED STOCK

AIP holds four shares of Series A Special Preferred Stock which entitle it to nominate a number of directors determined based on the percentage of outstanding common equity interest (on a fully diluted basis) that it owns. Based on the share ownership of AIP, it had the right to nominate six directors. IAMAW, AFA and ALPA (collectively, the "Unions") each hold one share of Series B Special
Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred
Stock, respectively, (together with the Series A Special Preferred Stock, the
"Special Preferred Stock") that entitle each Union to nominate one director. The
Unions previously had nominated representatives to the Board, which nominees had been elected to the Board. Under the stockholders agreement to which we, AIP and the Unions were parties, AIP had agreed to vote its shares in favor of the nominees identified by the Unions. On January 31, 2004, the persons nominated by the Unions to serve on the Board resigned from the Board.

In addition to the rights described above, each series of the Special Preferred
Stock, unless otherwise specified: (1) ranks senior to the Common Stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of Holdings and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred
Stock; (2) has no dividend rights unless a dividend is declared and paid on the
Common Stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the Common Stock; (3) is entitled to one vote per share of such series and votes with the Common Stock as a single class on all matters submitted to holders of the Common Stock; (4) automatically converts into the
Common Stock on a 1:1 basis (i) in the case of the Series A Special Preferred
Stock, upon the transfer of any such shares to any person that is not an affiliate of AIP or if the holder of such stock ceases to own 5% or more of the outstanding common equity interest of Holdings for a period of 365 consecutive days or (ii) in the case of the Series B, C and D Special Preferred Stock, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to our Board of Directors pursuant to their respective collective bargaining agreements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since May 19, 2000 and prior to the Chapter 11 Filing, Hawaiian had invested
$3.0 million in certificates of deposit with Liberty Bank. Mr. Adams, who was our Chairman and Chief Executive Officer and the sole managing member of AIP, which was, prior to June 14, 2004, our controlling shareholder, is president and serves as a director of a holding company that has a majority ownership interest in Liberty Bank. One of our directors, Thomas J. Trzanowski, is also a director of Liberty Bank. Following the Chapter 11 Filing, Hawaiian Airlines liquidated its certificates of deposit held at Liberty Bank.

On October 14, 2003, Holdings and Smith Management entered into an agreement
(the "Smith Management Agreement"), whereby the parties agreed that Smith
Management would continue to provide corporate, financial, strategic, planning, management, consulting and tax-related services to us and forego receiving compensation or reimbursement for any expenses for services provided to us until the parties mutually agree otherwise. The Smith Management Agreement replaced an earlier and previously disclosed May 2002 agreement that Smith Management entered into with Hawaiian. Under the Smith Management Agreement, Holdings
agreed, inter alia, that neither Smith Management nor any of its members, affiliates, officers, directors, employees, consultants or advisors
(collectively the "Smith Representatives") shall be liable or held accountable, in damages or otherwise, for any errors of judgment or any mistakes of fact or law or for anything that the Smith Management or the Smith Representatives do or refrain from doing in good faith in providing or failing to provide services under the Smith Management Agreement. Further, Holdings agreed to indemnify
Smith Management and the Smith Representatives (collectively the "Smith
Indemnitees"), and each of their successors and assigns, subject to certain conditions, from and against any and all losses or cost suffered or sustained by any Smith Indemnitees (other than any losses or cost arising out of the gross negligence or willful misconduct of Smith Management or the Smith
Representatives), arising in connection with their obligations under the Smith
Management Agreement. In connection with the consummation of the transactions contemplated by the Purchase Agreement, the Smith Management Agreement was
terminated, but the indemnification and exculpation provisions described above survive termination of the Agreement. However, we have no obligation to indemnify the Smith Representatives for amounts paid by them pursuant to the settlement with the Trustee.

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
Investors Partnership. In addition, Holdings borrowed $39,887.67 from Smith
Management pursuant to a promissory note dated September 1, 2003, which funds were used by Holdings to pay the annual listing fee of the AMEX and overdue fees to Mellon Investor Services, its transfer agent.

Indebtedness of Management

Since January 1, 2003, no officer or director, or affiliate thereof (including family members) has been indebted to us or any subsidiary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We paid no fees to Ernst & Young for services provided to Holdings by Ernst &
Young in 2003 prior to Ernst & Young's resignation as our independent accountants on June 18, 2003. Fees for professional services provided by Ernst &
Young during the year ended December 31, 2002 were:

Audit fees           $  856,000
Audit-related fees       61,000
Tax fees                265,000
                     ----------
                     $1,182,000
                     ==========

Audit fees consisted of fees for professional services rendered for the annual audit of our consolidated financial statements, reviews of our quarterly financial statements, procedures related to registration statements filed with the SEC, and various audits and agreed-upon procedures required by federal regulations and statutes. Audit-related fees consisted of fees for professional services rendered for the annual audits of our employee benefit plans. Tax fees consisted of fees for professional services for federal and state tax compliance, tax advice and tax planning.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements.

     (1)  Hawaiian Holdings, Inc.

          (i)  Report of Ernst & Young LLP, Independent Registered Public
               Accounting Firm.

          (ii) Statements of Operations for the Years ended December 31, 2003,
               2002 and 2001.

          (iii) Balance Sheets, December 31, 2003 and 2002.

          (iv) Statements of Shareholders' Deficiency and Comprehensive Loss for
               the Years ended December 31, 2003, 2002, and 2001.

          (v)  Statements of Cash Flows for the Years ended December 31, 2003,
               2002, and 2001.

          (vi) Notes to Financial Statements.

     (2)  Hawaiian Airlines, Inc.

          (i)  Report of Ernst & Young LLP, Independent Auditors.

          (ii) Statements of Operations for the Years ended December 31, 2003,
               2002 and 2001.

          (iii) Balance Sheets, December 31, 2004 and 2003.

          (iv) Statements of Shareholders' Deficiency and Comprehensive Loss for
               the years ended December 31, 2003, 2002 and 2001.

          (v)  Statements of Cash Flows for the Years ended December 31, 2003,
               2002 and 2001.

          (vi) Notes to Financial Statements

     (3)  Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings,
          Inc.

               Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

     1.   On October 2, 2003, Holdings filed a Current Report on Form 8-K to attach the unaudited Monthly Operating Report for the month of August
          2003 filed by Hawaiian with the Bankruptcy Court on September 20,
          2003.

     2.   On October 29, 2003, Holdings filed a Current Report on Form 8-K to attach the unaudited Monthly Operating Report for the month of
          September 2003 filed by Hawaiian with the Bankruptcy court on October
          20, 2003 and to attach a press release reporting that the AMEX has continued to list the securities of Holdings, subject to conditions, and has granted Hawaiian Holdings an 18 month extension within which to comply with the AMEX continued listing standards.

     3.   On December 3, 2003, Holdings filed a Current Report on Form 8-K to attach the unaudited Monthly Operating Report for the month of October
          2003 filed by Hawaiian with the Bankruptcy Court and to

          attach a complaint filed by the Trustee in the Bankruptcy Court on
          November 28, 2003 naming Mr. Adams, Holdings and certain affiliates of
          Mr. Adams as defendants and alleging, among other items, conflicts of interest, fraudulent transfer, unlawful distribution and breaches of fiduciary duties in connection with the self-tender offer announced on
          May 31, 2002 and subsequently completed by Holdings.

(c)  Exhibits.

In as much as the Trustee has been in charge of operating Hawaiian's business since May 2003, the Company and its personnel do not have unfettered access to information and documents regarding Hawaiian, and Hawaiian has been deconsolidated from the Company during that time. Consequently, the exhibits referenced below generally relate only to Hawaiian Holdings.

EXHIBIT
  NO.                                   DESCRIPTION
-------   ----------------------------------------------------------------------

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

21.1      List of Subsidiaries of Hawaiian Holdings, Inc.

EXHIBIT
  NO.                                   DESCRIPTION
-------   ----------------------------------------------------------------------
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

----------
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
                                           -------------------------------------
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

SIGNATURE                                                 TITLE
-------------------------------------   ----------------------------------------

/s/ Lawrence S. Hershfield              President and Chief Executive Officer
-------------------------------------   (Principal Executive Officer)
Lawrence S. Hershfield

/s/ Randall L. Jenson                   Chief Financial Officer, Treasurer and
-------------------------------------   Secretary
Randall L. Jenson                       (Principal Financial and Accounting
                                        Officer)

/s/ Gregory S. Anderson                 Director
-------------------------------------
Gregory S. Anderson

/s/ Donald J. Carty                     Director
-------------------------------------
Donald J. Carty

/s/ Bert T. Kobayashi, Jr.              Director
-------------------------------------
Bert T. Kobayashi, Jr.

/s/ Thomas B. Fargo                     Director
-------------------------------------
Thomas B. Fargo

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian
Holdings, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficiency and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the
Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of
December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2 to the consolidated financial statements, the Company's wholly-owned subsidiary, Hawaiian Airlines, filed a voluntary petition for relief under
Chapter 11 of the federal bankruptcy laws on March 21, 2003, which raises substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective
January 1, 2002, the Company adopted Statement of Financial Accounting Standards
No. 142 "Goodwill and Other Intangible Assets".

                                        /s/ Ernst & Young LLP

March 30, 2005
Honolulu, Hawaii

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                               2003(*)   2002(**)   2001(**)
                                              ---------  --------   --------
Operating Revenue:
   Passenger                                  $133,687   $541,992   $496,772
   Charter                                      11,832     46,480     75,632
   Cargo                                         5,619     21,319     22,214
   Other                                         5,926     22,247     16,964
                                              --------   --------   --------
      Total                                    157,064    632,038    611,582
                                              --------   --------   --------
Operating Expenses:
   Wages and benefits                           55,217    205,422    188,813
   Aircraft fuel, including taxes and oil       25,716     95,457    111,876
   Maintenance materials and repairs            15,573     90,194     99,043
   Aircraft rent                                29,502     83,462     39,966
   Other rentals and landing fees                6,146     24,179     21,801
   Sales commissions                             1,096     14,645     20,812
   Depreciation and amortization                 1,813      8,577     13,983
   Restructuring charges                            --      8,701     (3,600)
   Special credit (Stabilization Act grant)         --        680    (30,780)
   Other                                        37,094    156,800    133,007
                                              --------   --------   --------
      Total                                    172,157    688,117    594,921
                                              --------   --------   --------
Operating Income (Loss)                        (15,093)   (56,079)    16,661
                                              --------   --------   --------
Nonoperating Income (Expense):
   Reorganization items, net                    (1,773)        --         --
   Interest and amortization of debt expense      (180)    (1,264)    (2,212)
   Interest income                                 234      1,889      3,865
   Loss on disposition of equipment and
      other, net                                  (186)       (22)       525
                                              --------   --------   --------
      Total                                     (1,905)       603      2,178
                                              --------   --------   --------
Income (Loss) Before Income Tax Provision      (16,998)   (55,476)    18,839
Income Tax Provision                                --     (2,799)   (13,770)
                                              --------   --------   --------
Net Income (Loss)                             $(16,998)  $(58,275)  $  5,069
                                              ========   ========   ========
Net Income (Loss) Per Common Stock Share:
   Basic                                      $  (0.60)  $  (1.88)  $   0.15
                                              ========   ========   ========
   Diluted                                    $  (0.60)  $  (1.88)  $   0.15
                                              ========   ========   ========
Weighted Average Number of Common Shares
   Outstanding:
   Basic                                        28,435     31,024     33,811
                                              ========   ========   ========
   Diluted                                      28,435     31,024     33,947
                                              ========   ========   ========

*    Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. from January 1, 2003 to March 31, 2003 and the deconsolidated results of Hawaiian Holdings, Inc. from April 1, 2003 to
     December 31, 2003.

**   Includes the consolidated results of Hawaiian Holdings, Inc. and Hawaiian
     Airlines, Inc. for the entire period.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
BALANCE SHEETS (IN THOUSANDS)
DECEMBER 31, 2003 AND 2002

                                                            2003(*)   2002(**)
                                                            -------   --------
ASSETS
Current Assets:
   Cash and cash equivalents                                  $  1     $ 71,908
   Restricted cash                                              --       23,202
   Accounts receivable, net of allowance for doubtful
      accounts of $1,305 as of December 31, 2002                --       28,093
   Other receivables                                           286           --
   Spare parts and supplies                                     --        4,408
   Prepaid expenses and other                                   75       13,273
                                                              ----     --------
      Total current assets                                     362      140,884
                                                              ----     --------
Noncurrent Assets:
   Restricted Cash                                             500           --

Property and Equipment:
   Flight equipment                                             --       17,720
   Progress payments on flight equipment                        --        1,089
   Ground equipment, buildings and leasehold improvements       --       54,944
                                                              ----     --------
      Total                                                     --       73,753
   Accumulated depreciation and amortization                    --      (28,068)
                                                              ----     --------
      Property and equipment, net                               --       45,685
                                                              ----     --------
Other Assets:
   Long-term prepayments and other                              --       41,277
   Reorganization value, net                                    --       28,320
                                                              ----     --------
      Total other assets                                        --       69,597
                                                              ----     --------
      Total Assets                                            $862     $256,166
                                                              ====     ========

*    Includes the deconsolidated balance sheet of Hawaiian Holdings, Inc.

**   Includes the consolidated balance sheet of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
BALANCE SHEETS (IN THOUSANDS)
DECEMBER 31, 2003 AND 2002

                                                                2003(*)     2002(**)
                                                               ---------   ---------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                            $     771   $  79,682
   Air traffic liability                                              --     109,974
   Accrued liabilities                                               474      61,780
   Current portion of long-term debt                                  --       2,153
   Current portion of capital lease obligations                       --       1,096
   Due to related parties                                          2,046          --
                                                               ---------   ---------
         Total current liabilities                                 3,291     254,685
                                                               ---------   ---------
Long-Term Debt                                                        --         883
                                                               ---------   ---------
Capital Lease Obligations                                             --       2,358
                                                               ---------   ---------
Other Liabilities and Deferred Credits:
   Accumulated pension and other postretirement benefit
      obligations                                                     --     112,208
   Other liabilities and long-term deposits                           --      28,642
   Losses in excess of investment in Hawaiian Airlines, Inc.      61,302          --
                                                               ---------   ---------
         Total other liabilities and deferred credits             61,302     140,850
                                                               ---------   ---------
Commitments and Contingent Liabilities

Shareholders' Deficiency:
   Common Stock - $0.01 par value, 60,000,000 shares
      authorized, 28,456,165 and 28,350,389 shares
      issued and outstanding in 2003 and 2002, respectively          285         284
   Preferred Stock - $0.01 par value, 2,000,000 shares
      authorized, seven shares issued and outstanding
      designated as Special Preferred Stock                           --          --
   Capital in excess of par value                                 60,077      59,935
   Notes receivable from Common Stock sales                           --      (1,560)
   Accumulated deficit                                          (124,093)   (107,095)
   Accumulated other comprehensive income (loss):
      Minimum pension liability adjustment                            --     (96,063)
      Unrealized gain on hedge instruments                            --       1,889
                                                               ---------   ---------
         Shareholders' deficiency                                (63,731)   (142,610)
                                                               ---------   ---------
         Total Liabilities and Shareholders' Deficiency        $     862   $ 256,166
                                                               =========   =========

*    Includes the deconsolidated balance sheet of Hawaiian Holdings, Inc.

**   Includes the consolidated balance sheet of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc.

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF SHAREHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS (IN THOUSANDS,
EXCEPT SHARE DATA)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                             NOTES
                                                                          RECEIVABLE
                                                 SPECIAL    CAPITAL IN       FROM                      ACCUMULATED
                                       COMMON   PREFERRED    EXCESS OF   COMMON STOCK   ACCUMULATED   COMPREHENSIVE
                                        STOCK     STOCK      PAR VALUE       SALES        DEFICIT     INCOME (LOSS)     TOTAL
                                       ------   ---------   ----------   ------------   -----------   -------------   ---------

Balance at December 31, 2000            $337       $--       $ 83,491      $(1,581)      $ (53,889)     $(10,099)     $  18,259
Net income                                --        --             --           --           5,069            --          5,069
Minimum pension liability adjustment      --        --             --           --              --       (41,501)       (41,501)
Unrealized loss on hedge instruments      --        --             --           --              --        (4,237)        (4,237)
                                                                                                                      ---------
Comprehensive loss                                                                                                      (40,669)
                                                                                                                      ---------
Exercise of options to acquire
   15,000 shares of Common Stock          --        --             24           21              --            --             45
Distribution to Pilots' 401(k) Plan
   of 518,910 shares of Common Stock       5        --          1,335           --              --            --          1,340
Repurchase of 90,700 shares of
   Common Stock                           --        --           (185)          --              --            --           (185)
                                        ----       ---       --------      -------       ---------      --------      ---------

Balance at December 31, 2001             342        --         84,665       (1,560)        (48,820)      (55,837)       (21,210)
Net loss                                  --        --             --           --         (58,275)           --        (58,275)
Minimum pension liability adjustment      --        --             --           --              --       (44,463)       (44,463)
Unrealized gain on hedge instruments      --        --             --           --              --         6,126          6,126
                                                                                                                      ---------
Comprehensive loss                                                                                                      (96,612)
                                                                                                                      ---------
Exercise of options to acquire
   20,000 shares of Common Stock          --        --             41           --              --            --             41
Distribution to Pilots' 401(k)
   Plan of 1,051,214 shares of
   Common Stock                           11        --          3,280           --              --            --          3,291
Repurchase of 990,700 shares of
   Common Stock                          (10)       --         (3,117)          --              --            --         (3,127)
Repurchase of 5,880,000 shares of
   Common Stock tendered                 (59)       --        (24,931)          --              --            --        (24,990)
Return of 934 shares of Common
   Stock                                  --        --             (3)          --              --            --             (3)
                                        ----       ---       --------      -------       ---------      --------      ---------

Balance at December 31, 2002             284        --         59,935       (1,560)       (107,095)      (94,174)      (142,610)
Net loss                                  --        --             --           --         (16,998)           --        (16,998)
Reclassification adjustment for
   gains included in net loss on
   hedge instruments                      --        --             --           --              --        (1,718)        (1,718)
                                                                                                                      ---------
Comprehensive loss                                                                                                      (18,716)
                                                                                                                      ---------
Distribution to Pilots' 401(k)
   Plan of 105,776 shares of Common
   Stock                                   1        --            142           --              --            --            143
Deconsolidation of Hawaiian
   Airlines, Inc.                         --        --             --        1,560              --        95,892         97,452
                                        ----       ---       --------      -------       ---------      --------      ---------
Balance at December 31, 2003            $285       $--       $ 60,077      $    --       $(124,093)     $     --      $ (63,731)
                                        ====       ===       ========      =======       =========      ========      =========

See Accompanying Notes to Financial Statements.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                          2003(*)   2002(**)    2001(**)
                                                         --------   --------   ---------

Cash Flows From Operating Activities:

   Net income (loss)                                     $(16,998)  $(58,275)  $   5,069
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
      before reorganization activities:
      Depreciation                                          1,669      8,010      10,813
      Amortization                                            144        567       3,170
      Net periodic postretirement benefit cost                642      2,598       1,555
      Restructuring charges (credit)                           --      8,701      (3,600)
      Loss on disposition of equipment                          1        118          32
      Advance on sale of frequent flyer miles                  --     24,000          --
      Decrease (increase) in restricted cash              (13,710)     3,708     (26,910)
      Decrease (increase) in accounts receivable           (3,604)     6,917      (9,815)
      Increase in prepaid expenses and other               (3,776)      (270)       (982)
      Decrease in deferred taxes, net                          --      5,904       9,806
      Decrease in accounts payable                         (7,080)      (677)     16,843
      Increase (decrease) in air traffic liability          3,136       (667)     35,652
      Increase (decrease) in other accrued liabilities        518     (5,284)     28,234
      Other, net                                            2,843     15,028     (13,063)
                                                         --------   --------    --------
      Net cash provided by (used in) operating
         activities before reorganization activities      (36,215)    10,378      56,804
                                                         --------   --------    --------

      Cash Flows From Reorganization Activities:
      Professional fees paid for services rendered in
         connection with bankruptcy proceedings            (1,773)        --          --
                                                         --------   --------    --------
      Net cash used by reorganization activities           (1,773)        --          --
                                                         --------   --------    --------
         Net cash provided by (used in) operating
            activities                                    (37,988)    10,378      56,804
                                                         --------   --------    --------

Cash Flows From Investing Activities:
      Additions to property and equipment                  (2,577)    (9,693)    (16,147)
      Progress payments on flight equipment                    --        (21)     (5,256)
      Net proceeds from disposition of equipment                1      2,123      12,888
                                                         --------   --------    --------
         Net cash used in investing activities             (2,576)    (7,591)     (8,515)
                                                         --------   --------    --------

Cash Flows From Financing Activities:
      Long-term borrowings                                     --        344       1,426
      Repayment of long-term debt                            (481)    (4,450)    (13,000)
      Repayment of capital lease obligations                 (262)    (1,554)     (1,547)
      Proceeds from issuance of Common Stock                   --         41          24
      Repurchase of Common Stock                               --    (28,120)       (185)
      Proceeds on notes receivable from Common Stock
         sales                                                 --         --          21
                                                         --------   --------    --------
         Net cash used in financing activities               (743)   (33,739)    (13,261)
                                                         --------   --------    --------

Net impact on cash of Hawaiian Airlines, Inc.
   deconsolidation                                        (30,600)        --          --

            Net increase (decrease) in cash and cash
               equivalents                                (71,907)   (30,952)     35,028

Cash and cash equivalents - Beginning of Year              71,908    102,860      67,832
                                                         --------   --------    --------
Cash and cash equivalents - End of Year                  $      1   $ 71,908    $102,860
                                                         ========   ========    ========

*    Includes the consolidated cash flows of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc. from January 1, 2003 to March 31, 2003 and the deconsolidated cash flows of Hawaiian Holdings, Inc. from April 1, 2003 to
     December 31, 2003.

See Accompanying Notes to Financial Statements.

**   Includes the consolidated cash flows of Hawaiian Holdings, Inc. and
     Hawaiian Airlines, Inc. for the entire period.

See Accompanying Notes to Financial Statements.

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

References herein to the "Company" refer to (i) Hawaiian Airlines, Inc. only, with respect to periods prior to the Corporate Restructuring; (ii) Hawaiian
Holdings, Inc. and its subsidiaries, with respect to the period from the
Corporate Restructuring through and including March 31, 2003; and (iii) Hawaiian
Holdings, Inc., only with respect to the periods from and after April 1, 2003.

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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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
treatment (in millions):

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

                                                                                       ANTICIPATED TREATMENT
                                                                                   -----------------------------
                                                         TREATMENT UNDER                    INSTALLMENT   COMMON
    CLASS             CLASSIFICATION                    THE JOINT PLAN              CASH      PAYMENTS     STOCK
----------------------------------------------------------------------------------------------------------------

Unclassified   Unsecured Priority Tax        In cash, paid in up to twenty-four
               Claims                        (24) equal quarterly installments.     $ 1.2      $30.1       $  --

  Class 1      Secured Priority Tax Claims   In cash, paid in accordance with
(Unimpaired)                                 the legal, equitable and
                                             contractual rights of the holder of
                                             the claim.                               1.0         --          --

  Class 2      Other Secured Claims          Generally, at the election of
(Unimpaired)                                 Hawaiian, (i) cash, (ii) surrender
                                             of the collateral securing the
                                             claim, (iii) cure and
                                             reinstatement, or (iv) retention by
                                             the holder of the claim of its
                                             legal, equitable and contractual
                                             rights.                                   --        2.8          --

  Class 3      Other Priority                Cash                                     0.1         --          --
(Unimpaired)   Claims

 Class 4(1)    Unsecured Claims not          At the election of the holder,
 (Impaired)    included in a category        either (a) cash in an amount equal
               below.                        to fifty percent (50%) of the
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

 Class 5(2)    Lease Related Claims          Cash in an amount equal to fifty
 (Impaired)                                  percent (50%) of the claim and
                                             common stock of the Company equal
                                             to fifty percent (50%) of the
                                             claim, based on a stock value of
                                             $6.16 per share.                        87.0         --        87.0

   Class 6     Convenience Claims            Cash                                     0.8         --          --
 (Impaired)

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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

                                                                                       ANTICIPATED TREATMENT
                                                                                   -----------------------------
                                                      TREATMENT UNDER                       INSTALLMENT   COMMON
    CLASS            CLASSIFICATION                    THE JOINT PLAN               CASH      PAYMENTS     STOCK
----------------------------------------------------------------------------------------------------------------

Class 7        Equity Interests              Holders of equity interests in
 (Impaired/                                  Hawaiian shall retain their
 Unimpaired)                                 interests in the reorganized
                                             Hawaiian, without modification or
                                             alteration by the Joint Plan.
                                             However, the Company will be
                                             required to issue new common stock
                                             to creditors of Hawaiian, which
                                             will result in a dilution of the
                                             ownership interest of Holdings'
                                             existing common shareholders.
                                                                                   -----------------------------
                                             Total                                 $126.4      $32.9       $87.0
                                                                                   =============================

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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, "Consolidation of All
Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition
Date, the Company expected to regain full control of Hawaiian in a relatively short period of time. The Company had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the
Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued
to have both a common Board of Directors and common management. As a result, the
Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding the ability of the Company to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the
Trustee to operate Hawaiian's business, instead of the common Board of Directors and common management of the Company and Hawaiian. As a result, effective April
1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting. The deconsolidation resulted in the removal of the following assets, liabilities and comprehensive loss item from the Company's consolidated financial statements:

ASSETS
Cash and cash equivalents                                           $ 30,600
Restricted Cash                                                       36,412
Accounts receivable, net                                              31,697
Prepaid expenses and other                                            15,256
Spare parts and supplies                                               5,140
Property and equipment, net                                           46,447
Long-term prepayments and other                                       44,840
Reorganization value, net                                             28,320

LIABILITIES
Accounts payable                                                      24,322
Air traffic liability                                                113,110
Other accrued liabilities                                             42,415
Accumulated pensions and other postretirement benefit obligations    113,816
Other liabilities and deferred credits                                26,198
Liabilities subject to compromise                                     76,045

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

The Company's results of operations include the operating results of Hawaiian through March 31, 2003, but for no subsequent periods. Due to the deconsolidation, the financial statements and certain footnotes included herein do not reflect comparable business activity on a year-to-year basis. The 2002 and 2001 statements of operations include the consolidated operating results of the Company and Hawaiian. The 2003 statement of operations includes the consolidated operating results of the Company and Hawaiian through March 31,
2003, and the statement of operations for the period from April 1, 2003 to
December 31, 2003 includes the deconsolidated results of the Company only, which consists substantially of corporate expenses included in other operating expenses. Similarly, the balance sheet at December 31, 2003 includes the deconsolidated balances of the Company only and the balance sheet at December
31, 2002 includes the consolidated balances of the Company and Hawaiian. Summary financial information of Hawaiian as of and for the year ended December 31,
2003, is presented below.

BALANCE SHEET DATA                    2003
---------------------------------   --------
Cash and cash equivalents           $ 87,728
Current assets                       207,622
Total assets                         328,371
Current liabilities                  211,913
Liabilities subject to compromise    134,532
Total liabilities                    537,602
Shareholders' deficiency             209,231

INCOME STATEMENT DATA                 2003
---------------------------------   --------
Operating revenue                   $706,145
Operating expense                    628,667
Operating income                      77,478
Reorganization items, net            115,063
Loss before taxes                     36,569
Provision for income taxes            12,944
Net loss                              49,513

Hawaiian's complete financial statements are included in this Form 10-K beginning on page F-33. Hawaiian's financial statements, from which the above summarized financial information was derived, are prepared in accordance with
American Institute of Certified Public Accountants' Statement of Position 90-7,
"Financial Reporting by Entities in Reorganization Under the Bankruptcy Code"
("SOP 90-7"), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and

                            Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                        (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

provisions for losses) directly associated with Hawaiian's reorganization and restructuring are reported separately as reorganization items in the statements of operations. The balance sheets distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. The financial statements of Hawaiian do not include any of the adjustments that would result if Hawaiian was unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of the assets or the amounts of liabilities of Hawaiian that would be necessary as a consequence of the confirmation of the Joint Plan or another plan of reorganization.

CASH AND CASH EQUIVALENTS

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

As of December 31, 2003, restricted cash, included in noncurrent assets, consists of the amount transferred to the Company by Hawaiian immediately prior to Hawaiian's Chapter 11 filing. See Note 11.

As of December 31, 2002, approximately $23.2 million of cash was restricted as to withdrawal and is classified as current restricted cash in the accompanying balance sheets. Restricted cash of $18.6 million serves as collateral to support a credit card holdback for advance ticket sales, which funds are made available as air travel is provided. The remaining $4.6 million serves as collateral for outstanding letters of credit in the same amount.

SPARE PARTS AND SUPPLIES

Spare parts and supplies consist primarily of expendable parts for flight equipment and supplies that are stated at average cost and are expensed when consumed in operations. An allowance for obsolescence is provided over the estimated useful life of the related aircraft.

PROPERTY AND EQUIPMENT

Owned property and equipment of Hawaiian is stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Flight equipment            2-15 years, 15% residual value
Ground equipment            5-15 years, no residual value
Airport terminal facility   30 years
Buildings                   15-20 years
Leasehold improvements      Shorter of lease term or useful life

Hawaiian financed $3.2 million of property and equipment through capital lease agreements during the year ended December 31, 2001. The net book value of property held under capital leases by Hawaiian as of December 31, 2002 was $3.9 million. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

Maintenance and repairs are charged to operations as incurred, except that maintenance and repairs under "power by the hour" maintenance contract agreements are accrued on the basis of hours flown, and scheduled airframe inspection and repairs, which are generally performed every seven years, are capitalized and amortized over the

                            Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                        (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

estimated period benefited, presently the least of seven years, the time until the scheduled event, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

REORGANIZATION VALUE, NET

Hawaiian emerged from a previous Chapter 11 bankruptcy on September 12, 1994, with Hawaiian being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to Hawaiian's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of Hawaiian is reflected as reorganization value in excess of amounts allocable to identifiable assets
("Reorganization Value, net") in the accompanying balance sheets.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under
SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to annual impairment tests in accordance with SFAS No. 142. As of January 1, 2002, the Company had no recorded intangible assets apart from Reorganization Value, net, of $28.3 million, net of accumulated amortization of $22.4 million. Pro forma results for the year ended
December 31, 2001, assuming the discontinuation of amortization of
Reorganization Value, net had occurred at the beginning of 2001, are presented below (per share data in whole dollars):

Reported net income                     $5,069
Amortization, net of taxes               2,306
                                        ------
Adjusted net income                     $7,375
                                        ======
Basic and diluted earnings per share:
   As reported                          $ 0.15
   Amortization, net of taxes             0.07
                                        ------
Pro forma, as adjusted                  $ 0.22
                                        ======

REVENUE RECOGNITION

Passenger revenue is recognized either when the transportation is provided by
Hawaiian or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. Hawaiian performs periodic evaluations of this estimated liability, and any resulting adjustments, which can be significant, are included in results of operations for the periods in which the evaluations are completed. No such liabilities are recorded on the
Company's deconsolidated balance sheets at December 31, 2003. These liabilities are recorded in current liabilities as of December 31, 2002. Charter and cargo revenue is recognized when the transportation is provided.

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and, beginning in 2003, recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Prior to
2003, these amounts were recognized on a comparable basis but were classified as other revenue. The related amounts in the statements of operations for the years ended December 31, 2002 and 2001, have been reclassified to conform to the 2003 presentation. Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses.

                            Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                        (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

At December 31, 2003, the Company believes the carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable is a reasonable estimate of the fair value of these instruments due to their short-term nature.

At December 31, 2002, the carrying amounts of cash and cash equivalents, restricted cash, and accounts receivable approximate fair value due to the short maturity of those instruments. The fair value of accounts payable, accrued liabilities, and long-term debt could not reasonably be estimated due to the subsequent Chapter 11 filing by Hawaiian. See Note 2 for proposed classification and treatment of claims under the Joint Plan.

FUEL RISK MANAGEMENT

Hawaiian utilizes heating oil forward contracts in an effort to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Hawaiian employed a strategy whereby heating oil contracts were used to hedge up to 50% of Hawaiian's anticipated aircraft fuel needs. At December 31,
2002, the Company held forward contracts to purchase barrels of heating oil in the aggregate amount of $7.4 million through April 2003. The Company accounts for Hawaiian's derivative instruments and hedging activities in accordance with
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities," which requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company measures fair value of its derivatives based on quoted market prices. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings as a component of non-operating income (loss). Such amounts were not material in any year presented.

During the year ended December 31, 2003, the Company ceased hedge accounting on
Hawaiian's derivative instruments, and recognized realized and unrealized net gains of $1.0 million during the period Hawaiian was consolidated by the Company as a component of non-operating income (expense) related to the derivative instruments not designated as hedges. For the years ended December 31, 2003,
2002 and 2001, realized net gains (losses) of $1.7 million, $(0.6) million, and
(1.7) million were recognized as a component of aircraft fuel expense on liquidated contracts designated as hedges during the period Hawaiian was consolidated by the Company. Based upon Hawaiian's derivative positions as of
December 31, 2002, realized gains of $0.8 million and unrealized gains of $1.1 million were recognized as other comprehensive income in the balance sheet as of
December 31, 2002. The Company reclassified $1.7 million of gains from accumulated other comprehensive income to operations during the year ended
December 31, 2003 (during the period Hawaiian was consolidated by the Company)
when the hedged fuel expenses were recognized.

                            Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                        (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

SALES COMMISSIONS

Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $2.1 million, $8.0 million and $6.3 million, respectively, during the period Hawaiian was consolidated by the
Company.

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
The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the years ended December 31, 2003, 2002 and 2001. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model. See Note 10 for the assumptions used to compute the pro forma amounts. Amounts in thousands except per share data:

                                                2003       2002      2001
                                              --------   --------   ------
Net loss:
   As reported                                $(16,998)  $(58,275)  $5,069
   Less: Total stock based employee
      compensation expense determined under
      the fair value method for all awards         376        849    1,067
                                              --------   --------   ------
   Pro forma                                  $(17,374)  $(59,124)  $4,002
                                              ========   ========   ======

                            Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                        (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

Basic earnings per share
   As reported, basic and diluted             $  (0.60)  $  (1.88)  $ 0.15
   Pro forma                                  $  (0.61)  $  (1.91)  $ 0.12

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of Common Stock shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue shares of Common Stock were exercised or converted into shares of Common Stock or resulted in the issuance of shares of Common Stock that then shared in the earnings of the Company. Outstanding rights, warrants and options to purchase shares of the Company's Common Stock are not included in the computation of diluted earnings per share if inclusion of these rights, warrants and options is antidilutive. Options and warrants to purchase approximately 3.1 million, 3.4 million, and 1.3 million shares of Common Stock in 2003, 2002, and 2001, respectively, were outstanding, but not included in the computation of diluted earnings (loss) per share as inclusion of these options and warrants would be antidilutive due to the Company's net loss position.

The following table shows a reconciliation of the weighted average shares outstanding used in computing basic and diluted net income (loss) per Common
Stock share (in thousands):

                                                    2003     2002     2001
                                                   ------   ------   ------
Weighted average Common Stock Shares outstanding   28,435   31,024   33,811
   Incremental Common Stock shares issuable upon
      exercise of outstanding warrants and stock
      options (treasury stock method)                  --       --      136
                                                   ------   ------   ------
Weighted average Common Stock Shares and Common
   Stock Share equivalents                         28,435   31,024   33,947
                                                   ======   ======   ======

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

                            Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                        (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

Material estimates that are particularly susceptible to significant change relate to the determination of asset impairment, air traffic liability, frequent flyer liability and the amounts reported for accumulated pension and other postretirement benefit obligations. Management believes that such estimate have been appropriately established in accordance with U.S. generally accepted accounting principles.

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

4. STABILIZATION ACT

On September 22, 2001, President Bush signed into law the Air Transportation
Safety and System Stabilization Act (the "Stabilization Act"), which for all
U.S. airlines and air cargo carriers (collectively, air carriers) provided for, among other things, $5 billion in compensation for direct losses (including lost revenue) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the
September 11, 2001 terrorist attacks. Under the Stabilization Act, Hawaiian received $24.9 million and $5.2 million during the years ended December 31, 2001 and 2002, respectively, totaling $30.1 million. The Company recognized $30.8 million during the year ended December 31, 2001 as a special credit to operating expenses for its estimated allocation of proceeds under the Stabilization Act.
During the year ended December 31, 2002, the Company recorded a charge of $0.7 million based on the Department of Transportation's final determination of
Hawaiian's compensation under the Stabilization Act.

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

Activity related to the restructuring charges for the years ended December 31,
2003, 2002, and 2001, is as follows (the non-cash utilization of the restructuring change during the year ended December 31, 2003 represents the elimination of the remaining restructuring reserves upon the deconsolidation of
Hawaiian):

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

                                                                             UTILIZATION OF CHARGE
                                                 BEGINNING   RESTRUCTURING   ---------------------   REMAINING
                                                  RESERVE       CHARGES          CASH    NON-CASH     RESERVE
                                                 ---------   -------------     -------   --------    ---------

Year ended December 31, 2001:
   Allowance for future lease payments, return
      conditions, and early termination costs     $ 6,800       $(3,600)       $(3,200)   $    --      $   --
                                                  -------       -------        -------    -------      ------
                                                  $ 6,800       $(3,600)       $(3,200)   $    --      $   --
                                                  =======       =======        =======    =======      ======
Year ended December 31, 2002:
   Write-down of spare parts and improvements     $    --       $ 1,243        $    --    $(1,243)     $   --
   Allowance for future lease payments, return
      conditions, and early termination costs          --         7,344             --         --       7,344
   Pilot severance costs                               --         1,600             --         --       1,600
                                                  -------       -------        -------    -------      ------
                                                  $    --        10,187        $    --    $(1,243)     $8,944
                                                  =======                      =======    =======      ======
   Sale of non-operating DC-9 assets                             (1,486)
                                                                -------
                                                                $ 8,701
                                                                =======
Year ended December 31, 2003:
   Allowance for future lease payments, return
      conditions, and early termination costs     $ 7,344       $    --        $  (120)   $(7,224)     $   --
   Pilot severance costs                            1,600            --         (1,389)      (211)         --
                                                  -------       -------        -------    -------      ------
                                                  $ 8,944       $    --        $(1,509)   $(7,435)     $   --
                                                  =======       =======        =======    =======      ======

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

7. DEBT

At December 31, 2002, Hawaiian's long-term debt consisted of secured obligations due in 2003 through 2007. Hawaiian's Chapter 11 filing triggered defaults on
Hawaiian's debt obligations. It also automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date, including its obligations under long-term agreements that existed at the Petition Date.

Cash paid for interest during the years ended December 31, 2003, 2002, and 2001, was $0.2 million, $1.2 million, and $3.2 million, respectively (during the period Hawaiian was consolidated by the Company).

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

8. INCOME TAXES

The components of the income tax provision for the years ended December 31,
2003, 2002 and 2001 (in thousands) were:

                              2003     2002      2001
                             -----   -------   -------
Current
  Federal                     $--    $ 5,129   $ 1,683
  State                        --        775       851
                              ---    -------   -------
                               --      5,904     2,534

Deferred                       --
Federal                        --     (2,172)    9,762
  State                        --       (933)    1,474
                              ---    -------   -------
                               --     (3,105)   11,236
                              ---    -------   -------
Provision for income taxes    $--    $ 2,799   $13,770
                              ===    =======   =======

Income tax provision is based on an estimated annual effective tax rate, which differs from the federal statutory rate in 2003, 2002 and 2001, primarily due to state income taxes, certain nondeductible expenses, increases in the deferred tax valuation allowance, and amortization of reorganization value as follows:

                                               2003      2002       2001
                                             -------   --------   -------
Computed "expected" tax expense (benefit)    $(5,949)  $(19,417)  $ 6,594
State income tax provision (benefit),
   net of federal income tax benefit            (494)    (2,883)    1,067
Change in deferred tax valuation allowance     5,206     28,071     5,331
Amortization of reorganization value              --         --       807
Other                                          1,237     (2,972)      (29)
                                             -------   --------   -------
                                             $    --   $  2,799   $13,770
                                             =======   ========   =======

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2003 and
2002 are presented below:

                                                      2003     2002
                                                     -----   --------
Deferred tax assets:
   Net operating loss carryforwards                  $ 588   $ 15,528
   Accrued liabilities                                  --     19,499
   Accumulated pension and other postretirement
      benefits                                          --     46,998
   Reorganization items                                 --         --
   Advance on sale of frequent flyer miles              --      9,600
   Other                                                --      7,314
                                                     -----   --------
   Total gross deferred tax assets                     588     98,939
   Less valuation allowance on deferred tax assets    (588)   (93,655)
                                                     -----   --------
   Net deferred tax assets                              --      5,284
                                                     -----   --------

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

Deferred tax liabilities:
   Plant and equipment, principally due to
      difference in depreciation                     $  --   $ (5,284)
                                                     -----   --------
   Total deferred tax liabilities                       --     (5,284)
                                                     -----   --------
Net deferred taxes                                   $  --   $     --
                                                     =====   ========

Deferred tax assets at December 31, 2003 relates to the Company only. Due to uncertainty surrounding the realizability of those assets, a valuation allowance has been recorded for the full amount.

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
The valuation allowance of Hawaiian was eliminated upon the deconsolidation of
Hawaiian as of April 1, 2003.

As of December 31, 2003, the Company has total net operating loss carryforwards of approximately $1.6 million to offset future taxable income. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2022 and 2023.

9. BENEFIT PLANS

Hawaiian sponsors three defined benefit pension plans covering the Air Line
Pilots Association, International Association of Machinists and Aerospace
Workers (AFL-CIO) ("IAM") and other personnel (salaried, Transport Workers
Union, Employees of the Communications Section). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilot's plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

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

The following tables summarize changes to projected benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 2002 (in thousands):

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

                                                    PENSION BENEFITS   OTHER BENEFITS
                                                    ----------------   --------------

CHANGE IN PROJECTED BENEFIT OBLIGATIONS
Projected benefit obligation at beginning of year      $ 227,157             $ 21,654
Service cost                                               7,466                1,324
Interest cost                                             16,342                1,525
Plan amendments                                              881                   --
Assumption changes                                        14,611                2,863
Curtailment                                                   --                   --
Actuarial (gain) loss                                      2,880                 (204)
Benefits paid                                            (10,639)                (819)
                                                       ---------             --------
Projected benefit obligation at end of year              258,698               26,343
                                                       ---------             --------

CHANGE IN PLAN ASSETS
Fair value of assets at beginning of year                163,917                   --
Actual gain (loss) on plan assets                        (15,890)                  --
Employer contribution                                      5,481                  819
Benefits paid                                            (10,639)                (819)
                                                       ---------             --------
Fair value of assets at end of year                      142,869                   --
                                                       ---------             --------

FUNDED STATUS
Funded status - underfunded                            $(115,829)            $(26,343)
Unrecognized actuarial net (gain) loss                   123,959               (4,941)
Unrecognized prior service cost                               --                1,722
                                                       ---------             --------
Prepaid (accrued) benefit cost at end of year          $   8,130             $(29,562)
                                                       ---------             --------

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
BALANCE SHEETS
Accrued benefit liability                              $ (87,933)         $   (29,562)
Accumulated other comprehensive loss                      96,063                   --
                                                       ---------             --------
Prepaid (accrued) benefit cost at end of year          $   8,130          $   (29,562)
                                                       =========          ===========

WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR
  Discount rate                                             6.75%                6.75%
  Expected return on plan assets                             9.0%      Not applicable
  Rate of compensation increase                          Various*      Not applicable

*Compensation for pilots was assumed to increase at a rate of 9.8% in 2002, 3.5%
in 2003, 4.5% in 2004 and after. The rate of compensation increase is not applicable to the frozen plans.

At December 31, 2002, the health care cost trend rate was assumed to increase at a rate of 9.5% in 2003 and decrease gradually to 4.75% over seven years and remain level thereafter. Assumption changes, for both pension and other benefits, relate primarily to reductions in the discount rate used to value the pension obligations as of December 31, 2002.

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

The accumulated benefit obligation for Hawaiian's defined benefit pension plans was $230.8 million as of December 31, 2002. To the extent that the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability must be recognized on the balance sheet. Accordingly, the Company recognized an additional amount (the minimum pension liability adjustment)
necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, "Employers' Accounting for Pensions", minimum pension liability adjustments are recognized through accumulated other comprehensive loss, rather than through the statement of operations. The minimum pension liability increased shareholders' deficiency by $96.1 million as of December 31, 2002. The accumulated benefit obligations and accumulated other comprehensive loss were eliminated upon the deconsolidation of Hawaiian on April 1, 2003.

The following table sets forth the net periodic benefit cost for the years ended
December 31, 2003, 2002, and 2001 (in thousands):

                                              PENSION BENEFITS                OTHER BENEFITS
COMPONENTS OF NET PERIODIC             -----------------------------------------------------------
BENEFIT COST                           2003 (*)     2002       2001     2003 (*)    2002     2001
--------------------------------------------------------------------------------------------------

Service cost                            $ 2,045   $  7,466   $  6,166    $ 440     $1,324   $  973
Interest costs                            4,276     16,342     15,296      496      1,525    1,213
Expected return on plan assets           (4,198)   (17,271)   (16,802)      --         --       --
Amortization of prior service cost           --         --         --       64        239      134
Recognized net actuarial (gain) loss      1,191      1,865        758      (14)      (490)    (765)
Curtailment and termination benefits         --        881         --     (344)        --       --
                                       -----------------------------------------------------------
Net periodic benefit cost               $ 3,314   $  9,283   $  5,418    $ 642     $2,598   $1,555
                                       ===========================================================

(*) Only represents the period during which Hawaiian was consolidated by the
Company.

Plan assets consist primarily of equity and fixed income securities. As of
December 31, 2002, the asset allocation percentages by category were as follows
(in thousands):

U.S. equities             42%
Fixed income              24%
International equities    10%
Other                     24%
                         ---
                         100%
                         ===

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Hawaiian's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio.

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots'
plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $0.6 million, $2.2 million, and $2.1 million in 2003, 2002, and 2001, respectively during the period Hawaiian was consolidated by the

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

Company. Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried
401(k) plan totaled $0.9 million, $3.5 million, and $2.5 million in 2003, 2002, and 2001, respectively during the period Hawaiian was consolidated by the
Company.

10. CAPITAL STOCK AND OPTIONS

As of December 31, 2003 and 2002, the authorized capital stock of the Company consists of 60,000,000 shares of Common Stock, par value $0.01 per share, and
2,000,000 shares of Preferred Stock, of which seven shares have been designated as Special Preferred Stock, par value $0.01 per share.

No dividends were paid by the Company during years ended December 31, 2003,
2002, or 2001.

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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

Stock option activity for Hawaiian during the periods indicated is as follows:

                                                     SHARES OF COMMON STOCK      WEIGHTED
                                                    -----------------------     AVERAGE OF
                                                    AVAILABLE   OUTSTANDING   EXERCISE PRICE
                                                    ---------   -----------   --------------

Balance at December 31, 2000                        1,843,500    2,629,000         $3.05
                                                                                   =====
   Granted
      1996 Stock Incentive Plan                      (600,000)     600,000          2.56
   Exercised
      1994 Stock Option Plan                               --      (15,000)         1.62
   Forfeited
      1996 Stock Incentive Plan                       180,000     (180,000)         2.81
      1996 Nonemployee Director Stock Option Plan      16,000      (16,000)         3.60
                                                    ---------    ---------         -----

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

Balance at December 31, 2001                        1,439,500    3,018,000         $2.97
                                                                                   =====
   Granted
      1996 Stock Incentive Plan                      (350,000)     350,000          2.46
      1996 Nonemployee Director Stock Option Plan    (164,000)     164,000          3.26
   Exercised
      1996 Stock Incentive Plan                            --      (20,000)         2.06
   Forfeited
      1996 Stock Incentive Plan                       110,000     (110,000)         2.91
                                                    ---------    ---------
Balance at December 31, 2002                        1,035,500    3,402,000         $2.92
                                                                                   =====
   Granted
      1996 Stock Incentive Plan                       290,000     (290,000)         3.42
      1996 Nonemployee Director Stock Option Plan      24,000      (24,000)         2.81
                                                    ---------    ---------         -----
Balance at December 31, 2003                        1,349,500    3,088,000         $2.90
                                                                                   =====

As of December 31, 2003, vesting requirements and exercise periods under each respective plan are as follows:

                                 VESTING         EXERCISE PERIOD
                            -----------------   -----------------
1994 Stock Option Plan         Fully vested        Through 2005
1996 Stock Incentive Plan      Various from        Various from
                            2004 through 2006   2004 through 2012
1996 Nonemployee Director      Fully Vested        Various from
   Stock Option Plan                            2004 through 2012

As of December 31, 2003, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $1.62 to $4.06 and 5.07 years, respectively. At December 31, 2003, 2002, and 2001, the number of options exercisable was 2,628,000, 2,643,000, and 1,738,000, respectively, with weighted-average exercise prices of $2.96, $3.02, and $3.16, respectively.

There were no stock options granted during 2003. The per share weighted-average fair value of stock options granted during 2002 and 2001, was $1.62 and $1.57, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                               2002             2001
                          --------------   --------------
Expected dividend yield       0.00%            0.00%
Expected volatility           55.00%           55.00%
Risk-free interest rate   3.54% to 5.29%   4.95% to 5.41%
Expected life             Up to 7 years    Up to 7 years

11. STOCK REPURCHASES, RELATED PARTY TRANSACTIONS, AND RELATED LITIGATION

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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

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

12. CONCENTRATION OF BUSINESS RISK

Hawaiian's scheduled service operations are primarily focused on providing air transportation service to, from, or throughout the Hawaiian Islands. Therefore,
Hawaiian's operations, including its ability to collect its outstanding

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

receivables, are significantly affected by economic conditions in the State of
Hawaii and by other factors affecting the level of tourism in Hawaii. For the period in which Hawaiian was consolidated by the Company in 2003, and for the year ended December 31, 2002, one particular Hawaii-based wholesaler constituted approximately 6% and 15% of the Hawaiian's total operating revenue, respectively.

Financial instruments that potentially subject the Company to risk due to concentrations consist principally of accounts with financial institutions in excess of federally insured limits. As of December 31, 2003 the Company had deposits in a financial institution that were in excess of federally insured amounts totaling $0.4 million.

13. SEGMENT INFORMATION

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

                    2003(*)     2002       2001
                   --------   --------   --------
Transpacific       $ 87,094   $341,662   $300,304
Interisland          42,151    180,391    176,058
South Pacific         4,442     19,940     20,410
Overseas Charter     11,832     46,480     75,632
                   --------   --------   --------
                   $145,519   $588,473   $572,404
                   ========   ========   ========

(*) Only represents the period (January 1, 2003 to March 31, 2003) during which
Hawaiian was consolidated by the Company.

                             Hawaiian Holdings, Inc.
                           (Parent Company of Debtor)

                         (Notes to Financial Statements)
                   (in thousands, unless otherwise indicated)

14. SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)

UNAUDITED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT FOR PER SHARE
DATA)

                                                  FIRST    SECOND     THIRD    FOURTH
                                                QUARTER*   QUARTER   QUARTER   QUARTER
                                                --------   -------   -------   -------

2003:
   Operating revenue                            $157,064   $   --    $   --    $   --
   Operating loss                                (13,559)    (451)     (531)     (552)
   Nonoperating expense                           (1,905)      --        --        --
   Net loss                                      (15,464)    (451)     (531)     (552)
   Net loss per Common Stock share:
      Basic and diluted                            (0.55)   (0.02)    (0.02)    (0.02)

                                                  FIRST     SECOND      THIRD     FOURTH
                                                QUARTER*   QUARTER*   QUARTER*   QUARTER*
                                                --------   --------   --------   --------

2002:
   Operating revenue                            $138,139   $148,000   $179,247   $166,652
   Operating income (loss)                       (18,628)   (25,091)     6,366    (18,726)
   Nonoperating income (expense)                      48        (90)        79        566
   Net income (loss)                             (18,580)   (31,085)     6,445    (15,055)
   Net income (loss) per Common Stock share:
      Basic and diluted                            (0.54)     (0.92)      0.23      (0.53)

*    Includes the consolidated results of the Company and Hawaiian. All other periods include the deconsolidated results of the Company only.

                         REPORT OF INDEPENDENT AUDITORS

Hawaiian Airlines, Inc.

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc.
("Hawaiian") as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficiency and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Hawaiian's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Hawaiian's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian as of December 31,
2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 3 to the financial statements, effective January 1, 2002,
Hawaiian adopted Statement of Financial Accounting Standards No. 142 "Goodwill
and Other Intangible Assets".

                                        /s/ Ernst & Young LLP

March 30, 2004, except for
Note 19, as to which the date
is March 30, 2005
Honolulu, Hawaii

                        Hawaiian Airlines, Inc. (Debtor)
                            Statements of Operations

                                                         YEAR ENDED DECEMBER 31,
                                                        2003       2002       2001
                                                     ---------   --------   --------
                                                              (In Thousands)

Operating Revenue:
   Passenger                                         $ 626,807   $541,992   $496,772
   Charter                                              23,070     46,480     75,632
   Cargo                                                28,504     21,319     22,214
   Other                                                27,764     22,247     16,964
                                                     ---------   --------   --------
Total                                                  706,145    632,038    611,582
                                                     ---------   --------   --------

Operating Expenses:
   Wages and benefits                                  215,421    205,422    188,813
   Aircraft fuel, including taxes and oil               97,055     95,457    111,876
   Maintenance materials and repairs                    49,515     90,194     99,043
   Aircraft rent                                       111,454     83,462     39,966
   Other rentals and landing fees                       24,967     24,179     21,801
   Sales commissions                                     4,302     14,645     20,812
   Depreciation and amortization                         7,098      8,577     13,983
   Restructuring charges                                    --      8,701     (3,600)
   Special credits (Stabilization and Supplemental
      Appropriations Acts)                             (17,497)       680    (30,780)
   Other                                               136,352    155,970    133,007
                                                     ---------   --------   --------
Total                                                  628,667    687,287    594,921
                                                     ---------   --------   --------

Operating income (loss)                                 77,478    (55,249)    16,661
                                                     ---------   --------   --------

Non-operating income (expense):
   Reorganization items, net                          (115,063)        --         --
   Interest and amortization of debt expense              (417)    (1,264)    (2,212)
   Interest income                                         234      1,889      3,865
   Loss on disposition of equipment and other, net       1,199        (22)       525
                                                     ---------   --------   --------
Total                                                 (114,047)       603      2,178
                                                     ---------   --------   --------

Income (loss) before income taxes                      (36,569)   (54,646)    18,839
Income tax provision                                   (12,944)    (2,799)   (13,770)
                                                     ---------   --------   --------
Net income (loss)                                    $ (49,513)  $(57,445)  $  5,069
                                                     =========   ========   ========

See accompanying notes.

                        Hawaiian Airlines, Inc. (Debtor)
                                 Balance Sheets

                                                                DECEMBER 31,
                                                           ---------------------
                                                              2003       2002
                                                           ---------   --------
                                                           (In Thousands, Except
                                                              for Share Data)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 87,728    $ 71,907
   Restricted cash                                           52,766      23,202
   Accounts receivable, net of allowance for doubtful
      accounts of $1,940 and $1,305 in 2003 and 2002         36,902      28,093
   Spare parts and supplies                                   9,552       4,408
   Prepaid expenses and other                                20,674      13,273
                                                           --------    --------
Total current assets                                        207,622     140,883
                                                           --------    --------

PROPERTY AND EQUIPMENT
Flight equipment                                             17,766      18,809
Ground equipment, buildings and leasehold improvements       60,656      54,944
                                                           --------    --------
Total                                                        78,422      73,753
Accumulated depreciation and amortization                   (32,431)    (28,068)
                                                           --------    --------
Property and equipment, net                                  45,991      45,685
                                                           --------    --------

OTHER ASSETS
Long-term prepayments and other                              46,438      42,108
Reorganization value in excess of amounts allocable to
   identifiable assets, net                                  28,320      28,320
                                                           --------    --------
Total other assets                                           74,758      70,428
                                                           --------    --------
Total Assets                                               $328,371    $256,996
                                                           ========    ========

                        Hawaiian Airlines, Inc. (Debtor)
                                 Balance Sheets

                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                            2003        2002
                                                                         ---------   ---------
                                                                         (In Thousands, Except
                                                                            for Share Data)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Accounts payable                                                      $  54,153   $  79,682
   Air traffic liability                                                   100,173     109,974
   Other accrued liabilities                                                57,587      61,780
   Current portion of long-term debt                                            --       2,153
   Current portion of capital lease obligations                                 --       1,096
                                                                         ---------   ---------
Total current liabilities                                                  211,913     254,685
                                                                         ---------   ---------
Long-Term Debt                                                                  --         883
                                                                         ---------   ---------
Capital Lease Obligations                                                       --       2,358
                                                                         ---------   ---------

OTHER LIABILITIES AND DEFERRED CREDITS
Accumulated pension and other postretirement
   benefit obligations                                                     139,633     112,208
Other liabilities and long-term deposits                                    51,524      28,642
                                                                         ---------   ---------
Total other liabilities and deferred credits                               191,157     140,850
                                                                         ---------   ---------
Liabilities Subject to Compromise                                          134,532          --
                                                                         ---------   ---------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' DEFICIENCY:
   Common Stock - $.01 par value, 60,000,000 shares authorized,
      27,814,143 shares issued and outstanding in
      December 31, 2003 and 2002                                               278         278
   Preferred stock - $0.01 par value, 2,000,000 shares authorized,
      no shares issued or outstanding as of December 31, 2003 and 2002          --          --
   Capital in excess of par value                                           60,084      59,941
   Notes receivable from common stock sales                                 (1,560)     (1,560)
   Accumulated deficit                                                    (155,778)   (106,265)
   Accumulated other comprehensive loss -
      Minimum pension liability                                           (112,255)    (96,063)
      Derivative financial instruments                                          --       1,889
                                                                         ---------   ---------
Shareholders' deficiency                                                  (209,231)   (141,780)
                                                                         ---------   ---------
Total Liabilities and Shareholders' Deficiency                           $ 328,371   $ 256,996
                                                                         =========   =========

See accompanying notes.

                        Hawaiian Airlines, Inc. (Debtor)
          Statements of Shareholders' Deficiency and Comprehensive Loss

                                                                                            ACCUMU-      ACCUMU-
                                                                     NOTES                   LATED        LATED
                                                                    RECEIV-                 COMPRE-      COMPRE-
                                                                   ABLE FROM                HENSIVE      HENSIVE
                                                     CAPITAL IN     COMMON      ACCUMU-      INCOME      INCOME
                                            COMMON    EXCESS OF      STOCK       LATED       (LOSS)      (LOSS)
                                             STOCK    PAR VALUE      SALES      DEFICIT     PENSION    DERIVATIVE     TOTAL
                                            ------   ----------   ----------   ---------   ---------   ----------   ---------
                                                                 (In Thousands, Except for Share Data)

Balance at December 31, 2000                 $337     $ 83,491     $(1,581)    $ (53,889)  $ (10,099)   $    --     $  18,259
   Net income                                  --           --          --         5,069          --         --         5,069
   Minimum pension liability                   --           --          --            --     (41,501)        --       (41,501)
   Derivative financial instruments            --           --          --            --                 (4,237)       (4,237)
                                                                                                                    ---------
   Comprehensive loss                                                                                                 (40,669)
                                                                                                                    ---------
   Exercise of options to acquire 15,000
      shares of common stock                   --           24          21            --          --         --            45
   Distribution to Pilots' 401(k) Plan of
      518,910 shares of common stock            5        1,335          --            --          --         --         1,340
   Repurchase of 90,700 shares of common
      stock                                    --         (185)         --            --          --         --          (185)
                                             ----     --------     -------     ---------   ---------    -------     ---------
Balance at December 31, 2001                  342       84,665      (1,560)      (48,820)    (51,600)    (4,237)      (21,210)
   Net loss                                    --           --          --       (57,445)         --         --       (57,445)
   Minimum pension liability                   --           --          --            --     (44,463)        --       (44,463)
   Derivative financial instruments            --           --          --            --          --      6,126         6,126
                                                                                                                    ---------
   Comprehensive loss                                                                                                 (95,782)
   Exercise of options to acquire 20,000
      shares of common stock                   --           41          --            --          --         --            41
   Distribution to Pilots' 401(k) Plan of
      514,034 shares of common stock            5        1,920          --            --          --         --         1,925
   Repurchase of 990,700 shares of common
      stock                                   (10)      (3,117)         --            --          --         --        (3,127)
   Repurchase of 5,880,000 shares of
      common stock tendered                   (59)     (24,931)         --            --          --         --       (24,990)
   Other                                       --        1,363          --            --          --         --         1,363
                                             ----     --------     -------     ---------   ---------    -------     ---------
Balance at December 31, 2002                  278       59,941      (1,560)     (106,265)    (96,063)     1,889      (141,780)
   Net loss                                    --           --          --       (49,513)         --         --       (49,513)
   Minimum pension liability                   --           --          --            --     (16,192)        --       (16,192)
   Derivative financial instruments            --           --          --            --          --     (1,889)       (1,889)
                                                                                                                    ---------
   Comprehensive loss                                                                                                 (67,594)
   Other                                       --          143          --            --          --         --           143
                                             ----     --------     -------     ---------   ---------    -------     ---------
Balance at December 31, 2003                 $278     $ 60,084     $(1,560)    $(155,778)  $(112,255)   $    --     $(209,231)
                                             ====     ========     =======     =========   =========    =======     =========

See accompanying notes

                        Hawaiian Airlines, Inc. (Debtor)
                            Statements of Cash Flows

                                                             YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2003       2002       2001
                                                         --------   --------   --------
                                                                 (In Thousands)

OPERATING ACTIVITIES
Net income (loss)                                        $(49,513)  $(57,445)  $  5,069
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
   before reorganization activities:
      Reorganization items, net                           115,063         --         --
      Depreciation                                          6,534      8,010     10,813
      Amortization                                            564        567      3,170
      Net periodic postretirement benefit cost              2,298      2,598      1,555
      Restructuring charges (credit)                           --      8,701     (3,600)
      Loss on assets held for sale                             29        118         32
      Advance on sale of frequent flyer miles                  --     24,000         --
      Change in restricted cash                           (29,564)     3,708    (26,910)
      Decrease (increase) in accounts receivable           (8,809)     6,917     (9,815)
      Decrease (increase) in inventories                   (5,144)      (839)       166
      Increase in prepaid expenses and other               (9,290)      (270)      (982)
      Decrease in deferred taxes, net                          --      5,904      9,806
      Increase (decrease) in accounts payable              14,389       (677)    16,843
      Increase (decrease) in air traffic liability         (9,801)      (667)    35,652
      Increase (decrease) in other accrued liabilities     15,690     (2,659)    28,234
      Other, net                                           (3,402)    12,411    (13,229)
                                                         --------   --------   --------
Net cash provided by operating activities before
   reorganization activities                               39,044     10,377     56,804
Cash flows from reorganization activities:
   Professional fees paid for services rendered in
      connection with bankruptcy proceedings              (14,026)        --         --
   Interest on accumulated cash balances                      728         --         --
                                                         --------   --------   --------
Net cash used by reorganization activities                (13,298)        --         --
                                                         --------   --------   --------
Net cash provided by operating activities                  25,746     10,377     56,804
                                                         --------   --------   --------
INVESTING ACTIVITIES
Additions to property and equipment                        (7,445)    (9,693)   (16,147)
Progress payments on flight equipment                          --        (21)    (5,256)
Proceeds from disposition of equipment                         12      2,123     12,888
                                                         --------   --------   --------
Net cash used in investing activities                      (7,433)    (7,591)    (8,515)
                                                         --------   --------   --------
FINANCING ACTIVITIES:
Long-term borrowings                                           --        344      1,426
Repayment of long-term debt                                (1,508)    (4,450)   (13,000)
Repayment of capital lease obligations                       (984)    (1,554)    (1,547)
Issuance of common stock                                       --         41         24
Repurchase of common stock                                     --    (28,120)      (185)
Proceeds on notes receivable from common stock sales           --         --         21
                                                         --------   --------   --------

Net cash used in financing activities                      (2,492)   (33,739)   (13,261)
                                                         --------   --------   --------
Net increase (decrease) in cash and cash equivalents       15,821    (30,953)    35,028
Cash and cash equivalents at beginning of year             71,907    102,860     67,832
                                                         --------   --------   --------
Cash and cash equivalents at end of year                 $ 87,728   $ 71,907   $102,860
                                                         ========   ========   ========

See accompanying notes.

1. BUSINESS AND ORGANIZATION

Hawaiian Airlines, Inc. ("Hawaiian") was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenue, is the largest airline headquartered in Hawaii. Hawaiian became a wholly-owned subsidiary of
Hawaiian Holdings, Inc. ("Holdings") on August 29, 2002, pursuant to the corporate restructuring described in Note 4. Hawaiian is engaged primarily in the scheduled transportation of passengers, cargo and mail. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to eight Western
United States cities ("Transpacific"). Hawaiian also provides daily service among the six major islands of the State of Hawaii ("Interisland") and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South
Pacific ("South Pacific"). Charter service is provided from Honolulu to
Anchorage, Alaska ("Overseas Charter"). Hawaiian currently operates a fleet of
11 Boeing 717-200 aircraft for its Interisland routes, and a fleet of 14 Boeing
767-300ER aircraft for its Transpacific, South Pacific and Overseas Charter
routes.

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
or (b) the debtor may agree to perform all of the obligations under the applicable financing and cure any defaults as required under the bankruptcy code. If neither of these conditions is met, the financier may demand the return of the aircraft or take possession of the property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment at the end of the 60-day period. With respect to Hawaiian, the
60-day period under Section 1110 expired May 20, 2003. Hawaiian has reached agreements with Ansett Worldwide Aviation Services, Inc. ("Ansett") and
International Lease Finance Corporation ("ILFC"), who together lease Hawaiian 11
Boeing 767 aircraft, on revised long-term leases, which have been approved by the Bankruptcy Court. The revised leases provide Hawaiian with significant savings in monthly aircraft rentals, but also result in a deficiency claim for the lessors in Hawaiian's bankruptcy case. Hawaiian has agreed to the value of such claim with Ansett, but not ILFC. See Notes 6 and 7. Hawaiian has also entered into stipulations with BCC Leasing, which leases Hawaiian 11 Boeing 717 aircraft and three Boeing 767 aircraft, to extend the Section 1110 deadline on those aircraft on several occasions. The most recent stipulation approved by the
Bankruptcy Court extends the Section 1110 deadline through April 15, 2004.
Absent further agreement, BCC Leasing would be entitled to make a demand for the return of such aircraft after April 15, 2004. Repossession of any or all of the aircraft could result in substantial disruptions to Hawaiian's operations and have a material adverse effect on Hawaiian's business. Should BCC Leasing attempt to repossess any or all of the aircraft, Hawaiian's only alternative would be to cure the defaults under those leases on or before April 15, 2004, which would be extremely costly.

On November 28, 2003, the Trustee commenced a lawsuit in the Bankruptcy Court against Hawaiian's former Chairman of its Board of Directors and Chief Executive
Officer, John W. Adams, Holdings, and three of Mr. Adams' affiliates, AIP LLC,
Smith Management LLC ("Smith Management"), and Airline Investors Partnership, LP
("AIP"). The Trustee seeks recovery of damages arising from a $25 million tender offer that occurred in June 2002 (see Note 15), as well as other transactions that involved payments by Hawaiian in excess of $3 million (see Note 16). The
Trustee has asserted that the transactions in question constitute fraudulent conveyances and/or preferences, and that Mr. Adams breached his fiduciary duty and violated Hawaii law in causing and authorizing Hawaiian to consummate the transactions. The defendants (other than Hawaiian Holdings) filed an answer on
January 5, 2004, and trial is scheduled to commence in June 2005. It is not possible to predict either the timing or the amount, if any, of any recovery that may result from this litigation or any settlement of the litigation. No potential recoveries have been recorded in Hawaiian's financial statements related to this litigation.

On February 11, 2004, a group consisting of BCC Leasing, Boeing Capital
Corporation and Corporate Recovery Group, LLC filed a proposed plan of reorganization with the Bankruptcy Court. On February 26, 2004, Robert Konop, a
Hawaiian pilot, filed a second proposed plan of reorganization with the
Bankruptcy Court. On March 1, 2004, Mr. Adams and his investment group announced the intention to file a third proposed plan of reorganization. Following the filing or announcement of these plans of reorganization, in order to determine the most advantageous plan for Hawaiian and its constituencies, and in an effort to provide a consistent basis under which potential investors might develop proposals, the Trustee, working with the Official Committee of Unsecured
Creditors (the "Creditors Committee"), developed a process for selecting and evaluating investment proposals and provided a confidential offering memorandum to potential investors. Qualified potential investors will have, in addition to the offering memorandum, access to management and other information necessary to develop a formal proposal. Under their process, the Trustee and the Creditors
Committee will jointly select the proposal they believe to be in the best interest of the estate and such proposal will be incorporated into a plan of reorganization to be filed on or before June 14, 2004. However, the Trustee and
Committee have retained their rights to propose a stand-alone plan of reorganization if no investor proposal is considered preferable to that alternative. Although there can be no assurance, based on timeline set forth by the Trustee and the Creditors Committee, Hawaiian expects to emerge from Chapter
11 protection by the end of September 2004.

Hawaiian maintains several defined benefit pension plans, all of which were frozen in 1993 except the pilots' plan. The combination of low interest rates, poor stock market performance, lack of funding, and pilot pay increases the past three years has caused Hawaiian's pension plans to be significantly underfunded.
The largest of these pension plans, the pilots' pension plan, had an accumulated benefit obligation (the "ABO") in excess of plan assets of $94.5 million as of
December 31, 2003; the aggregate ABO in excess of plan assets for all Hawaiian's defined benefit pension plans totaled $114.1 million as of that date. Hawaiian has begun negotiations with the Air Line Pilots Association (the "ALPA") in an effort to develop a resolution to the pilots' plan underfunding. In September
2003, the Bankruptcy Court authorized Hawaiian to temporarily defer making a
$4.25 million contribution to the pilot pension plan. A hearing on whether to make the deferral permanent has been deferred several times and is now scheduled for the end of July 9, 2004. If the pilots' retirement plan is not amended to reduce benefits, the contributions required by ERISA and Hawaiian's agreements with ALPA currently are expected to be significant - $31.1 million, $21.2 million, $18.4 million, $13.3 million and $8.1 million during 2004 through 2008, respectively.

Hawaiian has no outside credit lines and limited assets against which to finance, and therefore funds all of its liquidity requirements using existing cash and cash generated from operations. As of February 29, 2004, Hawaiian had approximately $159.9 million in cash, of which approximately $65.3 million was restricted pursuant to agreements with third parties, primarily as a result of holdbacks by credit card companies. Hawaiian has not attempted to secure debtor-in-possession financing during its bankruptcy proceeding. Because all of
Hawaiian's aircraft are leased, Hawaiian has limited unencumbered assets that could be used as collateral for debtor-in-possession financing.

The matters described above raise substantial doubt about Hawaiian's ability to continue as a going concern. The accompanying consolidated financial statements do not include adjustments that might result should Hawaiian be unable to continue as a going concern. As a result of the Chapter 11 filing, Hawaiian's ability to realize assets and liquidate liabilities is subject to uncertainty.
While operating as a debtor under the protection of Chapter 11 of the Bankruptcy
Code and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, Hawaiian may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Furthermore, a plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the historical financial statements, which do not give effect to any adjustments to the carrying value of the assets or the amounts of liabilities that might be necessary as a consequence of the confirmation of a plan of reorganization.

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

RESTRICTED CASH

Restricted cash consists primarily of collateral to support credit card holdbacks for advance ticket sales, which funds are made available as air travel is provided.

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
Buildings                   15-20 years
Leasehold improvements      Shorter of lease term or useful life

Maintenance and repairs are charged to operations as incurred, except that maintenance and repairs under "power by the hour" maintenance contract agreements are accrued on the basis of hours flown, and scheduled airframe inspection and repairs, which are generally performed every seven years, are capitalized and amortized over the estimated period benefited, presently the least of seven years, the time until the scheduled event, or the remaining life of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the remaining life of the asset.

In 2003, the Accounting Standards Executive Committee of the American Institute
of Certified Public Accountants issued a Draft Statement of Position entitled
"Accounting for Certain Costs and Activities Related to Property, Plant and
Equipment" Among other items, the draft statement, as written, would require that all maintenance events, including those currently capitalized by Hawaiian, be expensed as incurred beginning in 2005. As of December 31, 2003, Hawaiian had
$1.6 million of costs capitalized on its balance sheet that would be required to be expensed under the draft statement.

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

Hawaiian emerged from a previous Chapter 11 bankruptcy on September 12, 1994, with Hawaiian Airlines being the sole surviving corporation. Under fresh start reporting, the reorganization value of the entity was allocated to Hawaiian's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of Hawaiian is reflected as reorganization value in excess of amounts allocable to identifiable assets
("Excess Reorganization Value") in the accompanying balance sheets.

Effective January 1, 2002, Hawaiian adopted Statement of Financial Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS
No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but are instead subject to annual impairment tests in accordance with
SFAS No. 142. As of January 1, 2002, Hawaiian had no recorded intangible assets apart from reorganization value in excess of amounts allocable to identifiable assets of $28.3 million, net of accumulated amortization of $22.4 million. Pro forma results for the year ended December 31, 2001, assuming the discontinuation of amortization of reorganization value in excess of amounts allocable to identifiable assets had occurred at the beginning of 2001, are presented below
(per share data in whole dollars):

                                         2001
                                        ------
Reported net income                     $5,069
Amortization, net of taxes               2,306
                                        ------
Adjusted net income                     $7,375
                                        ======
Basic and diluted earnings per share:
   As reported                          $ 0.15
   Amortization, net of taxes             0.07
                                        ------
As adjusted                             $ 0.22
                                        ======

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

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and, beginning in 2003, recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Prior to
2003, these amounts were recognized on a comparable basis but were classified as other revenue. The related amounts in the statements of operations for the years ended December 31, 2002 and 2001 have been reclassified to conform to the 2003
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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, restricted cash, and accounts receivable approximate fair value due to the short maturity of those instruments. The fair value of accounts payable, accrued liabilities, long-term debt and liabilities subject to compromise could not be estimated due to the uncertainties resulting from the bankruptcy filing.

DERIVATIVE FINANCIAL INSTRUMENTS

Hawaiian utilizes heating oil forward contracts in an effort to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Hawaiian employs a strategy whereby heating oil contracts may be used to hedge up to 50% of Hawaiian's anticipated aircraft fuel needs. At December 31,
2003, Hawaiian held forward contracts to purchase barrels of heating oil in the aggregate notional amount of $1.6 million through March 2004.

As of January 1, 2001, Hawaiian adopted Financial Accounting Standards Board
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No.
133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Hawaiian measures fair value of its derivatives based on quoted market prices. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings as a component of non-operating income (loss). Such amounts were not material in any year presented.

During the year ended December 31, 2003, Hawaiian ceased hedge accounting on its derivative instruments, and recognized realized and unrealized net gains of $1.0 million as a component of non-operating income (expense) related to the derivative instruments not designated as hedges. For the years ended December
31, 2003, 2002 and 2001, Hawaiian realized net gains (losses) of $1.9 million,
$(0.6) million, and $(1.7) million as a component of aircraft fuel expense on liquidated contracts designated as hedges. Based upon Hawaiian's derivative positions as of December 31, 2002, realized gains of $0.8 million and unrealized gains of $1.1 million were recognized as other comprehensive income in the balance sheet as of December 31, 2002. Such gains were reclassified from accumulated other comprehensive income to operations during the year ended
December 31, 2003 when the hedged fuel expenses were recognized.

SALES COMMISSIONS

Commissions from the sale of passenger traffic are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

ADVERTISING COSTS

Hawaiian expenses the costs of advertising as incurred. Advertising expense was
$4.6 million, $8.0 million and $6.3 million for the years ended December 31,
2003, 2002 and 2001, respectively.

STOCK OPTION PLANS

Hawaiian accounts for stock options issued by Hawaiian prior to the corporate restructuring discussed in Note 4, and for stock options issued subsequent to the corporate restructuring by Holdings related to Hawaiian's participation in the stock-based compensation plans of Holdings, in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25") and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant.

Hawaiian has adopted the pro forma disclosure features of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS
123"), as amended by Statement of Financial Accounting Standards No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure". As
required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effect on net income (loss) if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the years ended December 31, 2003, 2002 and
2001. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model. See Note 13 for the assumptions used to compute the pro forma amounts.

                                                     2003       2002      2001
                                                   --------   --------   ------
Net income (loss):
   As reported                                     $(49,513)  $(57,445)  $5,069
   Less: Total stock based employee compensation
      expense determined under the fair value
      method for all awards                             376        849    1,067
                                                   --------   --------   ------
   Pro forma                                       $(49,889)  $(58,294)  $4,002
                                                   ========   ========   ======

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

RECLASSIFICATIONS

Certain prior year amounts were reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported financial condition and/or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2003, Hawaiian adopted SFAS No. 146, "Accounting for Costs
Associated with Disposal or Exit Activities" ("SFAS No. 146"). This Statement
supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan, for plans initiated after December 31, 2002. This Statement changes the timing of the liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The adoption of SFAS No. 146 had no effect on Hawaiian's results of operations or balance sheet during the year ended December 31, 2003.

Effective January 1, 2003, Hawaiian also adopted the recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including
Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The adoption of FIN 45 had no effect on
Hawaiian's results of operations or balance sheet during the year ended December
31, 2003. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 are provided in Note 14.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities" ("FIN 46"), which was amended by FIN 46R issued in
December 2003. This interpretation of Accounting Research Bulletin No. 51,
"Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) for which the equity investors lack an essential characteristic of a controlling financial interest. Hawaiian has not identified any entities that would require consolidation under FIN 46.

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

In connection with the Corporate Restructuring, Airline Investors Partnership,
L.P., or AIP, the majority shareholder of Hawaiian prior to the Corporate
Restructuring, was restructured into a limited liability company called AIP LLC.
As part of the AIP restructuring, Holdings acquired and now owns, indirectly through a subsidiary, all of the shares of Hawaiian common stock that were previously held by AIP. In exchange, AIP LLC received the same number of shares of Holdings common stock that AIP owned of Hawaiian common stock immediately prior to the exchange. Immediately after the AIP restructuring, Holdings acquired the remaining outstanding shares of Hawaiian common stock and all of the shares of Hawaiian special preferred stock, with each of these shares being converted into one share of Holding's common stock. After the completion of the
Corporate Restructuring, the shareholders of Holdings held the same relative percentage of Holdings common stock as they did of Hawaiian common and special preferred stock immediately prior to the Corporate Restructuring.

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

As part of the Corporate Restructuring, Holdings also issued to AIP LLC and each of Hawaiian's three labor unions having the right to nominate individuals to the
Holdings board of directors, a number of shares of a corresponding series of
Holdings special preferred stock equal to the number of shares of Hawaiian special preferred stock that they held immediately prior to the corporate restructuring. In addition, the existing stockholders agreement among Hawaiian,
AIP and the three labor unions having board nomination rights was amended and restated to make Holdings and AIP LLC parties to the agreement and to have them assume all the rights and obligations of Hawaiian and AIP under the existing stockholders agreement, respectively. As a result, after the completion of the
Corporate Restructuring, the relative governance rights in Holdings of AIP LLC and these three labor unions were substantially the same as the rights in
Hawaiian of AIP and these three labor unions immediately prior to the Corporate
Restructuring.

Finally, immediately after the Corporate Restructuring was completed, an amendment to the rights agreement between Hawaiian and the rights agent, which was previously approved by the Hawaiian board of directors, also became effective. This amendment essentially rendered non-exercisable the rights attached to each share of Hawaiian common stock that were issued pursuant to the rights agreement.

The Corporate Restructuring had no impact on Hawaiian's financial statements. As more fully discussed in Note 2, on May 16, 2003, the Bankruptcy Court issued an order granting the Trustee Motion, which provided the Trustee with the authority to operate Hawaiian's business. Holdings continues to own 100% of the outstanding common stock of Hawaiian; however has no authority over the Trustee or Hawaiian.

5. STABILIZATION AND SUPPLEMENTAL APPROPRIATIONS ACTS

On September 22, 2001, President Bush signed into law the Air Transportation
Safety and System Stabilization Act (the "Stabilization Act"), which for all
U.S. airlines and air cargo carriers (collectively, air carriers) provided for, among other things, $5 billion in compensation for direct losses (including lost revenue) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the
September 11, 2001 terrorist attacks. Under the Stabilization Act, Hawaiian received $24.9 million and $5.2 million during the years ended December 31, 2001 and 2002, respectively, totaling $30.1 million. Hawaiian recognized $30.8 million during the year ended December 31, 2001 as a special credit to operating expenses for its estimated allocation of proceeds under the Stabilization Act.
In the year ended December 31, 2002, Hawaiian recorded a charge of $0.7 million based on the Department of Transportation's final determination of Hawaiian's compensation under the Stabilization Act.

On April 16, 2003, President Bush signed into law the Emergency Wartime
Supplemental Appropriations Act (the "Supplemental Appropriations Act"), a
supplemental appropriations bill that included reimbursement to U.S. air carriers for their proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. Among other provisions, the
Supplemental Appropriations Act provided (a) $2.3 billion for reimbursement of airline security fees, both the passenger and the air carrier security fees, which had been paid or collected by the carriers as of the date of enactment;
(b) that passenger security fees would not be imposed during the period beginning June 1, 2003 and ending September 30, 2003; (c) $100 million to compensate carriers for the direct costs associated with installing strengthened flight deck doors and locks; and (d) the aviation war risk insurance provided by the government was extended for one year to August 2004. On May 15, 2003,
Hawaiian received and recognized as a special credit to operating expenses $17.5 million for reimbursement of airline security fees under the Supplemental
Appropriations Act.

6. REORGANIZATION ITEMS

Reorganization items, net represents amounts incurred as a direct result of
Hawaiian's Chapter 11 filing and are presented separately in the statement of operations. Reorganization items, net for the year ended December 31, 2003 consists of the following:

Deficiency claims and other lease rejection charges   $ 96,915
Professional fees                                       14,026
Interest on accumulated cash balances                     (728)
Other                                                    4,850
                                                      --------
Total reorganization items, net                       $115,063
                                                      ========

As further discussed in Note 2, Hawaiian has reached agreements with Ansett and
ILFC, which together lease Hawaiian 11 Boeing 767 aircraft, on revised long-term leases, which have been approved by the Bankruptcy Court. The revised leases provide Hawaiian with significant savings in monthly aircraft rentals, but also result in deficiency claims for the lessors in Hawaiian's bankruptcy case.
Additionally, Hawaiian cancelled the delivery of two Boeing 767 aircraft scheduled for delivery in 2003 and returned two Boeing 717 aircraft to BCC
Leasing in late 2003 and early 2004. These cancellations and lease returns will also result in deficiency claims in Hawaiian's bankruptcy case.

Under the terms of the revised lease agreements with Ansett on seven Boeing 767 aircraft, Hawaiian surrendered lease deposits totaling $5.8 million and agreed that Ansett's deficiency claims related to the renegotiation of the leases under the Section 1110 process would be $91.1 million. The agreed deficiency claims have been classified as Liabilities Subject to Compromise in the accompanying balance sheet, and it is anticipated that they will be settled under a plan of reorganization to be approved by the Bankruptcy Court. Hawaiian has not agreed on the value of the deficiency claims related to the renegotiated leases with
ILFC for four Boeing 767 aircraft, the two cancelled deliveries of Boeing 767 aircraft, or the two returned Boeing 717 aircraft. Accordingly, no amounts have been recorded for such deficiency claims, the impact of which cannot be estimated by Hawaiian. However, such claims are material.

7. LIABILITIES SUBJECT TO COMPROMISE

Under the Bankruptcy Code, pre-petition obligations of Hawaiian generally may not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court.
Hawaiian has received approval from the Court to (a) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (c) honor customer service programs, including the HawaiianMiles program and ticketing policies;
(d) honor obligations arising prior to the Petition Date related to Hawaiian's interline, clearinghouse, code sharing and other similar agreements; and (e) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above have been classified as Liabilities
Subject to Compromise in the accompanying balance sheet. It is anticipated that most of the Liabilities Subject to Compromise will be settled under a plan of reorganization to be approved by the Bankruptcy Court. The following table summarizes the components of Liabilities Subject to Compromise as of December
31, 2003. Adjustments to these liabilities may result from negotiations, payments authorized by Bankruptcy Court order, additional rejection of executory contracts, including leases, or other events.

Debt                                      $  1,527
Capital leases                               2,370
Accounts payable                            36,554
Accrued liabilities                          2,956
Deficiency claims                           91,125
                                          --------
Total liabilities subject to compromise   $134,532
                                          ========

Hawaiian filed schedules with the Bankruptcy Court setting forth the assets and liabilities of Hawaiian as of the Petition Date. The deadline for filing proofs of claim with the Bankruptcy Court was January 26, 2004, with a limited exception for federal government entities, including the Internal Revenue
Service, which have until June 30, 2004 to file proofs of claim. As is typical in reorganization cases, differences between amounts scheduled by the debtor and claims by creditors are being investigated and resolved in connection with the claims resolution process. The aggregate amount of claims filed with the
Bankruptcy Court totals approximately $573 million. Of this amount, approximately $184 million relates to claims associated with renegotiated or rejected aircraft leases and related maintenance agreements. Ansett has filed a proof of claim in the amount of approximately $110 million, of which approximately $97 million is undisputed and has been accrued as discussed in
Note 6. BCC Leasing, or its agents, has filed two proofs of claim totaling approximately $40 million related to the rejection of lease agreements. Wells
Fargo Bank, as owner trustee, acting on behalf of a leasing company, has filed a proof of claim in the amount of approximately $23 million arising from the rejection of lease agreements for two DC-10 aircraft. Finally, American

Airlines has filed a proof of claim in the amount of approximately $11 million arising from rejection of lease and maintenance agreements for five DC-10 aircraft. However, the above amount does not include claims expected to be made by ILFC, which has filed two proofs of claim in an undetermined amount, or by affiliates of Boeing related to the anticipated renegotiation of the lease terms of the three Boeing 767 and 11 Boeing 717 aircraft still in Hawaiian's fleet.
With respect to the non-lease related claims, Hawaiian believes that many of these claims are invalid because they are duplicative, are based upon contingencies that have not occurred, or are otherwise overstated. Differences in amount between claims filed by creditors and liabilities shown in Hawaiian's records are being investigated and resolved in connection with the claims resolution process. That process has commenced and, in light of the number of claims asserted, will take significant time to complete. For these reasons, the ultimate number and allowed amounts of such claims cannot yet be determined.

8. LEASES

AIRCRAFT LEASES

At December 31, 2003 and 2002, Hawaiian leased all 26 and 32, respectively, of its aircraft under long-term operating leases. The aircraft fleet in service was as follows:

AIRCRAFT TYPE   2003   2002
-------------   ----   ----
B-767             14     11
B-717             12     13
DC-10             --      8
                 ---    ---
Total             26     32
                 ===    ===

In January 2004, Hawaiian returned one Boeing 717 aircraft to the lessor.

OTHER LEASES

Hawaiian leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment under various leases with terms through
2013.

GENERAL

Rent expense for aircraft, office space, real property and other equipment and aircraft parts during 2003, 2002, and 2001 was $126.7 million, $104.8 million, and $53.6 million, respectively, net of sublease rental income.

The following table sets forth the scheduled future minimum lease commitments under operating and capital leases for Hawaiian as of December 31, 2003. This table reflects the revised terms of Hawaiian's leases with Ansett and ILFC, which were renegotiated during 2003, and the original terms of Hawaiian's leases with BCC Leasing, which have not been renegotiated. The tables does not include any amounts for the DC-10 leases that were rejected as of March 21, 2003, the two Boeing 717 aircraft that were rejected during 2003 and returned to the lessor in December 2003 and January 2004, or the deficiency claims associated with leases renegotiated or rejected by Hawaiian subsequent to the bankruptcy filing.

                                              OPERATING   CAPITAL
                                               LEASES      LEASES
                                             ----------   -------
2004                                         $  108,283    $1,227
2005                                            104,334       504
2006                                            104,951       242
2007                                            105,153       137
2008                                            108,903       102
Thereafter                                    1,079,810       836
                                             ----------    ------
Total minimum lease payments                 $1,611,434     3,048
                                             ==========
Less amount representing interest (rates
   ranging from 8.00% to 12.72%)                              678
                                                           ------
Present value of capital lease obligations                 $2,370
                                                           ======

Hawaiian's capital lease obligations are included in liabilities subject to compromise as of December 31, 2003.

Hawaiian financed $3.2 million of property and equipment through capital lease agreements during the year ended December 31, 2001. The net book value of property held under capital leases as of December 31, 2003 and 2002 totaled $3.4 million and $3.9 million, respectively. Amortization of property held under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

9. DEBT

At December 31, 2003 and 2002, Hawaiian's long-term debt consisted of the following:

                                                         2003      2002
                                                        ------   -------
Secured obligations due 2003-2007                       $1,527   $ 3,036
Current portion                                             --    (2,153)
                                                        ------   -------
Long-term debt obligations, excluding current portion   $1,527   $   883
                                                        ======   =======

Hawaiian's long-term debt is included in liabilities subject to compromise as of
December 31, 2003.

Hawaiian's Chapter 11 filing triggered defaults on Hawaiian's debt obligations.
It also automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date, including its obligations under long-term agreements that existed at the
Petition Date.

Cash paid for interest during the years ended December 31, 2003, 2002, and 2001, was $0.4 million, $1.2 million, and $3.2 million, respectively.

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

During the year ended December 31, 2001, Hawaiian recorded a $3.6 million credit to restructuring charges related to a change in estimate on the return condition provisions and early termination provisions of the five DC-9 aircraft under operating leases. The change in estimate was based on renegotiation of the return provisions with the respective lessors, which concluded in 2001.

Activity related to the restructuring charges for the years ended December 31,
2003, 2002, and 2001, is as follows:

                                                                     UTILIZATION OF CHARGE
                                         BEGINNING   RESTRUCTURING   ---------------------   REMAINING
                                          RESERVE       CHARGES          CASH    NON-CASH     RESERVE
                                         ---------   -------------     -------   --------    ---------

Year ended December 31, 2001:
   Allowance for future lease
      payments, return conditions, and
      early termination costs              $6,800       $(3,600)       $(3,200)  $    --       $   --
                                           ------       -------        -------   --------      ------
                                           $6,800       $(3,600)       $(3,200)  $    --       $   --
                                           ======       =======        =======   ========      ======

Year ended December 31, 2002:
   Write-down of spare parts and
      improvements                         $   --       $ 1,243        $    --   $(1,243)      $   --
   Allowance for future lease
      payments, return conditions, and
      early termination costs                  --         7,344             --        --        7,344
   Pilot severance costs                       --         1,600             --        --        1,600
                                           ------       -------        -------   --------      ------
                                           $   --        10,187        $    --   $(1,243)      $8,944
                                           ======                      =======   ========      ======
   Sale of non-operating DC-9 assets                     (1,486)
                                                        -------
                                                        $ 8,701
                                                        =======

Year ended December 31, 2003:
   Allowance for future lease
      payments, return conditions, and
      early termination costs              $7,344       $    --        $  (120)  $  (283)      $6,941
   Pilot severance costs                    1,600            --         (1,389)       --          211
                                           ------       -------        -------   --------      ------
                                           $8,944       $    --        $(1,509)  $  (283)      $7,152
                                           ======       =======        =======   ========      ======

On March 21, 2003, the Bankruptcy Court granted an order authorizing Hawaiian to reject the remaining DC-10 aircraft leases and related maintenance agreements.
As a result, a significant portion of the accrual for future lease payments, return conditions, and early termination costs will most likely not be paid, and the accrual was reclassified to liabilities subject to compromise.

11. INCOME TAXES

The significant components of the income tax provision were:

                               2003      2002      2001
                             -------   -------   -------
Current
   Federal                   $10,100   $ 5,129   $ 1,683
   State                       2,844       775       851
                             -------   -------   -------
                              12,944     5,904     2,534
Deferred
Federal                      $    --   $(2,172)  $ 9,762
   State                          --      (933)    1,474
                             -------   -------   -------
                                  --    (3,105)   11,236
                             -------   -------   -------
Provision for income taxes   $12,944   $ 2,799   $13,770
                             =======   =======   =======

Income tax expense in 2003, 2002 and 2001 differs from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S.
federal corporate income tax rate to income (loss) before income taxes as follows:

                                                          2003       2002       2001
                                                        --------   --------   -------

Computed "expected" tax expense (benefit)               $(12,799)  $(19,417)  $ 6,594
State income taxes, net of federal income tax benefit     (1,828)    (2,883)    1,067
Change in deferred tax valuation allowance                26,101     28,071     5,331
Amortization of excess reorganization value                   --          -       807
Other                                                      1,470     (2,972)      (29)
                                                        --------   --------   -------
                                                        $ 12,944   $  2,799   $13,770
                                                        ========   ========   =======

The tax effects of temporary differences that give rise to significant portions of Hawaiian's deferred tax assets and deferred tax liabilities at December 31,
2003 and 2002 are presented below:

                                                        2003       2002
                                                     ---------   --------
Deferred tax assets:
   Accumulated pension and other postretirement
      benefits                                       $  47,768   $ 46,998
   Reorganization items                                 39,923         --
   Accrued liabilities                                  26,085     19,499
   Advance on sale of frequent flyer miles               7,720      9,600
   Net operating loss carryforwards                      3,531     15,528
   Other                                                 8,950      7,314
                                                     ---------   --------
   Total gross deferred tax assets                     133,977     98,939
   Less valuation allowance on deferred tax assets    (127,995)   (93,655)
                                                     ---------   --------
   Net deferred tax assets                               5,982      5,284
                                                     ---------   --------

Deferred tax liabilities:
   Plant and equipment, principally due to
      difference in depreciation                     $  (5,982)  $ (5,284)
                                                     ---------   --------
   Total deferred tax liabilities                       (5,982)    (5,284)
                                                     ---------   --------
Net deferred taxes                                   $      --   $     --
                                                     =========   ========

Utilization of Hawaiian's deferred tax assets is predicated on Hawaiian being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. During the year ended December 31, 2002,
Hawaiian determined that it was no longer more likely than not that any portion of its deferred tax assets would be realized and recognized a full valuation allowance on its net deferred tax assets as of the beginning of the year, all
2002 net operating losses, and all items directly impacting other comprehensive loss (primarily the minimum pension liability). Hawaiian also recognized a full valuation allowance on all net deferred tax assets recorded during 2003. As a result, the valuation allowance for deferred tax assets increased by $34.3 million, $39.6 million and $25.5 million during the years ended December 31,
2003, 2002 and 2001, respectively. These increases include amounts in all periods presented that both impact the provision (benefit) for income taxes and directly impact other comprehensive loss.

Hawaiian underwent an ownership change in January 1996, as defined under Section
382 of the Internal Revenue Code ("IRC Section 382"). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of December 31,
2003, Hawaiian has total net operating loss carryforwards of approximately $10.1 million to offset future taxable income, all of which were generated prior to
Hawaiian's previous bankruptcy. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2004 and
2009. Utilization of the net operating loss carryforwards will result in a reduction in Excess Reorganization Value.

12. BENEFIT PLANS

Hawaiian sponsors three defined benefit pension plans covering the ALPA,
International Association of Machinists and Aerospace Workers (AFL-CIO) ("IAM")
and other personnel (salaried, Transport Workers Union, Employees of the
Communications Section). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots plan is funded based on minimum Employee Retirement
Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits and cash management and mutual funds.

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
As allowed by FASB Staff Position No. 106-1, Hawaiian has elected to defer recognition of the Medicare Act in any measures of accumulated postretirement benefit obligations and net periodic postretirement benefit costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require Hawaiian to change previously reported information. Hawaiian estimates that the Medicare Act will not have a material impact on postretirement liabilities and benefit costs.

The following tables summarize changes to projected benefit obligations, plan assets, funded status and amounts included in the accompanying balance sheets as of December 31, 2003 and 2002:

                                                      PENSION BENEFITS      OTHER BENEFITS
                                                    -------------------   -----------------
                                                      2003       2002       2003      2002
                                                    --------   --------   -------   -------

CHANGE IN PROJECTED BENEFIT OBLIGATIONS

Projected benefit obligation at beginning of year   $258,698   $227,157   $26,343   $21,654
Service cost                                           8,181      7,466     1,576     1,324
Interest cost                                         17,105     16,342     1,776     1,525
Plan amendments                                           --        881        --        --
Assumption changes                                    35,034     14,611     5,960     2,863
Curtailment                                           (2,081)        --    (1,367)       --
Actuarial (gain) loss                                   (676)     2,880     1,442      (204)
Benefits paid                                        (11,766)   (10,639)   (1,047)     (819)
                                                    --------   --------   -------   -------
Projected benefit obligation at end of year          304,495    258,698    34,683    26,343
                                                    --------   --------   -------   -------
CHANGE IN PLAN ASSETS

Fair value of assets at beginning of year            142,869    163,917        --        --
Actual gain (loss) on plan assets                     28,070    (15,890)       --        --
Employer contribution                                  3,279      5,481     1,047       819
Benefits paid                                        (11,766)   (10,639)   (1,047)     (819)
                                                    --------   --------   -------   -------
Fair value of assets at end of year                  162,452    142,869        --        --
                                                    --------   --------   -------   -------

FUNDED STATUS

Funded status - underfunded                         $(142,043)  $(115,829)  $(34,683)  $(26,343)
Unrecognized actuarial net (gain) loss                140,193     123,959      2,510     (4,941)
Unrecognized prior service cost                            --          --      1,360      1,722
                                                    ---------   ---------   --------   --------
Prepaid (accrued) benefit cost at end of year       $  (1,850)  $   8,130   $(30,813)  $(29,562)
                                                    =========   =========   ========   ========

                                                   PENSION BENEFITS              OTHER BENEFITS
                                                ---------------------   -------------------------------
                                                   2003        2002          2003             2002
                                                ---------   ---------   --------------   --------------

AMOUNTS RECOGNIZED IN THE ACCOMPANYING
   BALANCE SHEETS FUNDED STATUS

Accrued benefit liability                       $(114,105)   $(87,933)        $(30,813)        $(29,562)
Accumulated other comprehensive loss              112,255      96,063               --               --
                                                ---------    --------         --------         --------
Prepaid (accrued) benefit cost at end of year   $  (1,850)   $  8,130         $(30,813)        $(29,562)
                                                =========    ========         ========         ========

WEIGHTED AVERAGE ASSUMPTIONS AT END OF YEAR

Discount rate                                        6.00%       6.75%            6.00%            6.75%
Expected return on plan assets                        9.0%        9.0%  Not applicable   Not applicable
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

Assumption changes, for both pension and other benefits, relate primarily to reductions in the discount rate used to value the pension obligations as of
December 31, 2003 and 2002, which resulted in a significant increase in the projected benefit obligation in both years. The curtailment recognized in the year ended December 31, 2003 resulted from pilot furloughs that occurred during
2003.

The accumulated benefit obligation for Hawaiian's defined benefit pension plans was $276.4 million and $230.8 million as of December 31, 2003 and 2002, respectively. To the extent that the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability must be recognized on the balance sheet. Accordingly, Hawaiian recognized an additional amount (the minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, "Employers' Accounting for
Pensions", minimum pension liability adjustments are recognized through accumulated other comprehensive income (loss), rather than through the statement of operations. The minimum pension liability increased shareholders' deficiency by $112.3 million and $96.1 million as of December 31, 2003 and 2002, respectively.

The following table sets forth the net periodic benefit cost for the years ended
December 31, 2003, 2002, and 2001:

                                              PENSION BENEFITS                OTHER BENEFITS
                                       ------------------------------   -------------------------
COMPONENTS OF NET PERIODIC
BENEFIT COST                             2003       2002       2001       2003     2002     2001
--------------------------             --------   --------   --------   -------   ------   ------

Service cost                           $  8,181   $  7,466   $  6,166   $ 1,576   $1,324   $  973
Interest costs                           17,105     16,342     15,296     1,776    1,525    1,213
Expected return on plan assets          (16,790)   (17,271)   (16,802)       --       --       --
Amortization of prior service cost           --         --         --       227      239      134
Recognized net actuarial (gain) loss      4,763      1,865        758       (50)    (490)    (765)
Curtailment and termination benefits         --        881         --    (1,232)      --       --
                                       --------   --------   --------   -------   ------   ------
Net periodic benefit cost              $ 13,259   $  9,283   $  5,418   $ 2,297   $2,598   $1,555
                                       ========   ========   ========   =======   ======   ======

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                                          1-PERCENTAGE-POINT   1-PERCENTAGE POINT
                                                               INCREASE             DECREASE
                                                          ------------------   ------------------

Effect on total of service and interest cost components         $  429              $  (352)
Effect on postretirement benefit obligation                     $3,585              $(2,981)

Plan assets consist primarily of equity and fixed income securities. As of
December 31, the asset allocation percentages by category were as follows (in thousands):

                                                                     2003   2002
                                                                     ----   ----
U.S. equities                                                         46%    42%
Fixed income                                                          21%    24%
International equities                                                11%    10%
Other                                                                 22%    24%
                                                                     ---    ---
                                                                     100%   100%
                                                                     ===    ===

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Hawaiian's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The target allocation of assets are as follows:

                                                         EXPECTED LONG-TERM RATE
                                      PERCENT TO TOTAL          OF RETURN
                                      ----------------   -----------------------
U.S. equities                                50%                  10.0%
Fixed income                                 20%                   5.5%
International equities                       15%                  10.0%
Other                                        15%                   9.1%
                                            ---
                                            100%
                                            ===

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots'
plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $2.3 million, $2.2 million and $2.1 million in 2003, 2002, and 2001, respectively.
Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of
8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $3.3 million, $3.5 million and $2.5 million in 2003, 2002, and 2001, respectively.

13. CAPITAL STOCK AND OPTIONS

AUTHORIZED CAPITAL STOCK

As of December 31, 2003 and 2002, the authorized capital stock of Hawaiian consists of 60,000,000 shares of Common Stock, par value $.01 per share, and
2,000,000 shares of Preferred Stock, par value $0.01 per share.

No dividends were paid by Hawaiian during years ended December 31, 2003, 2002, or 2001.

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
Hawaiian also had a 1996 Nonemployee Director Stock Option Plan under which
500,000 shares of Common Stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Following the Corporate
Restructuring, Holdings assumed sponsorship of the then-existing Hawaiian stock option plans. As a result, the outstanding options became exercisable or issuable upon the same terms and conditions as were in effect immediately prior to the completion of the Corporate Restructuring, except that shares of Holdings common stock would be issued upon the exercise or issuance of these options instead of Hawaiian common stock. As a result, Hawaiian currently has no stock options outstanding.

Stock options were granted with an exercise price equal to the common stock's fair market value at the date of grant, generally vested over a period of four years and expired, if not previously exercised, ten years from the date of grant. Stock option activity for Hawaiian during the periods indicated is as follows:

                                                                       WEIGHTED
                                          SHARES OF COMMON STOCK      AVERAGE OF
                                        -------------------------   EXERCISE PRICE
                                        AVAILABLE FOR     UNDER        OF SHARES
                                           OPTIONS         PLAN       UNDER PLAN
                                        -------------   ---------   --------------

Balance at December 31, 2000              1,843,500     2,629,000        $3.05
   Granted
      1996 Stock Incentive Plan            (600,000)      600,000         2.56
   Exercised
      1994 Stock Option Plan                     --       (15,000)        1.62
   Forfeited
      1996 Stock Incentive Plan             180,000      (180,000)        2.81
      1996 Nonemployee Director Stock
         Option Plan                         16,000       (16,000)        3.60
                                          ---------     ---------        -----

Balance at December 31, 2001              1,439,500     3,018,000        $2.97
                                                                         =====
   Granted
      1996 Stock Incentive Plan            (150,000)      150,000         2.95
      1996 Nonemployee Director Stock
         Option Plan                       (164,000)      164,000         3.26
   Exercised
      1996 Stock Incentive Plan                  --       (20,000)        2.06
   Forfeited
      1996 Stock Incentive Plan              50,000       (50,000)        3.25
                                          ---------     ---------

                                                                                          WEIGHTED
                                                            SHARES OF COMMON STOCK       AVERAGE OF
                                                          --------------------------   EXERCISE PRICE
                                                          AVAILABLE FOR      UNDER        OF SHARES
                                                             OPTIONS         PLAN        UNDER PLAN
                                                          -------------   ----------   --------------

Balance at August 29, 2002                                   1,175,500     3,262,000        $2.96
                                                                                            =====
   Corporate Restructuring, options assumed by Holdings     (1,175,500)   (3,262,000)
                                                            ----------    ----------
Balance at December 31, 2002                                        --            --
                                                            ==========    ==========

As of December 31, 2002, vesting requirements and exercise periods under each respective plan are as follows:

                                                   VESTING         EXERCISE PERIOD
                                              -----------------   -----------------

1994 Stock Option Plan                           Fully vested        Through 2006

1996 Stock Incentive Plan                     Various from 2003   Various from 2003
                                                 through 2006        through 2012

1996 Nonemployee Director Stock Option Plan      Through 2003     Various from 2003
                                                                     through 2012

At December 31, 2001, 1,738,000 options were exercisable, with a weighted-average exercise price of $3.16 per share.

The per share weighted-average fair value of stock options granted during 2002 and 2001 was $1.62 and $1.57, respectively, on the date of grant using a Black
Scholes option-pricing model with the following weighted-average assumptions:

                               2002             2001
                          --------------   --------------

Expected dividend yield        0.00%            0.00%
Expected volatility           55.00%           55.00%
Risk-free interest rate   3.54% to 5.29%   4.95% to 5.41%
Expected life              Up to 6 years    Up to 7 years

14. COMMITMENTS AND CONTINGENT LIABILITIES

LITIGATION AND CONTINGENCIES

From time to time, Hawaiian is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon Hawaiian's financial statements. Furthermore, Hawaiian's Chapter 11 filing automatically enjoined, or stayed, the

continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date.

Included in other liabilities and long-term deposits as of December 31, 2003 and accrued liabilities as of December 31, 2002, is $21.5 million and $18.7 million, respectively, for certain non-passenger related excise taxes, and related interest, resulting from tax positions taken through June 30, 2003. No amounts for potential penalties have been accrued, as management believes they are neither probable of being asserted and assessed nor estimable. The related tax returns and tax filings are currently under audit by the Internal Revenue
Service. Results of audit assessments by the taxing authorities could result in penalties, which could have a material effect on Hawaiian's financial position, results of operations and liquidity.

The Internal Revenue Service is currently also in the process of examining
Hawaiian's income tax returns for years through 2002. Hawaiian cannot currently determine the impact of any potential assessments by the Internal Revenue
Service on Hawaiian's financial position, results of operations and liquidity.

Hawaiian and Rolls Royce GmbH ("Rolls Royce") dispute whether Hawaiian is required to pay for certain maintenance services that were provided under two interrelated maintenance support agreements. Rolls Royce contends it is entitled to payment in the amount of approximately $1.2 million. Hawaiian contends that no additional payment is required under the agreements for those services. In
December 2003, the parties agreed to binding arbitration of the dispute. The parties have selected an arbitrator and tentatively scheduled an arbitration date in July 2004. No amounts have been accrued for this dispute.

LOS ANGELES AIRPORT OPERATING TERMINAL

On December 1, 1985, Hawaiian entered into an interline agreement with other airlines, which was amended and restated as of September 1, 1989 for, among other things, the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport ("Facilities"). Current
tenants and participating members of LAX Two Corporation (the "Corporation"), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the
Facilities from the Regional Airports Improvement Corporation under a lease agreement. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental. All leases of the Corporation are accounted for as operating leases with related future commitments as of December 31, 2003 amounting to approximately
$200.3 million.

GENERAL GUARANTEES AND INDEMNIFICATIONS

Hawaiian is the lessee under many real estate leases. It is common in such commercial lease transactions for Hawaiian as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to Hawaiian's use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, Hawaiian typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. Hawaiian expects that it would be covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above

with respect to real estate that is leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

15. STOCK REPURCHASES

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
In addition to the litigation commenced by the Trustee as described in Note 2, the Securities and Exchange Commission has also opened a formal investigation of the tender offer.

16. RELATED PARTY TRANSACTIONS

Subsequent to the Corporate Restructuring, Hawaiian paid certain expenses on behalf of Holdings, generally relating to Holdings' obligations as a public company. In addition, Hawaiian transferred $500,000 to Holdings immediately prior to Hawaiian's bankruptcy filing. These transactions resulted in an aggregate receivable from Holdings of $0.9 million and $1.6 million as of
December 31, 2003 and 2002, respectively, which was fully reserved by Hawaiian as of December 31, 2003.

Included in other operating expenses for the years ended December 31, 2003 and
2002 is $0.2 million and $2.6 million, respectively, related to a services agreement with Smith Management, whereby Hawaiian paid $2.0 million to Smith
Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. John W. Adams, Hawaiian's former Chairman of its Board of
Directors and Chief Executive Officer, and the current Chairman of the Board of
Directors and Chief Executive Officer of Holdings, is also the president of
Smith Management. Subsequent to Hawaiian's Chapter 11 filing, payments to Smith
Management under this agreement were suspended.

Included in other operating expenses for the year ended December 31, 2003 is
$0.3 million related to a consulting agreement with Todd G. Cole, a director of
Hawaiian through May 15, 2003, pursuant to which Mr. Cole provided executive consulting services regarding fleet utilization, scheduling and other operational matters for a fee of $20,833 per month from May 1, 2002 through
October 31, 2002 and a single payment of $125,800 due January 6, 2003. The consulting agreement was extended through December 31, 2002, during which Mr.
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

17. CONCENTRATION OF BUSINESS RISK

Hawaiian's scheduled service operations are primarily focused on providing air transportation service to, from, or throughout the Hawaiian Islands. Therefore,
Hawaiian's operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of
Hawaii and by other factors affecting the level of tourism in Hawaii. In 2003 and 2002, one particular Hawaii-based wholesaler constituted approximately 6%
and 15% of the Hawaiian's total operating revenue, respectively.

18. SEGMENT INFORMATION

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

                     2003       2002       2001
                   --------   --------   --------

Transpacific       $408,349   $341,662   $300,304
Interisland         197,629    180,391    176,058
South Pacific        20,829     19,940     20,410
Overseas Charter     23,070     46,480     75,632
                   --------   --------   --------
                   $649,877   $588,473   $572,404
                   ========   ========   ========

19. SUBSEQUENT EVENTS

Subsequent to the issuance of the 2003 financial statements of Hawaiian, the following events have occurred:

JOINT PLAN OF REORGANIZATION

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
treatment (in millions):

                                                                                             ANTICIPATED TREATMENT
                                                                                         ----------------------------
                                                            TREATMENT UNDER                      INSTALLMENT   COMMON
      CLASS                CLASSIFICATION                    THE JOINT PLAN               CASH     PAYMENTS     STOCK
---------------------------------------------------------------------------------------------------------------------

   Unclassified      Unsecured Priority Tax        In cash, paid in up to twenty-four
                     Claims                        (24) equal quarterly installments.    $ 1.2      $30.1       $  --

     Class 1         Secured Priority Tax Claims   In cash, paid in accordance with
   (Unimpaired)                                    the legal, equitable and
                                                   contractual rights of the holder of
                                                   the claim.                              1.0         --          --

     Class 2         Other Secured Claims          Generally, at the election of
   (Unimpaired)                                    Hawaiian, (i) cash, (ii) surrender
                                                   of the collateral securing the
                                                   claim, (iii) cure and
                                                   reinstatement, or (iv) retention by
                                                   the holder of the claim of its
                                                   legal, equitable and contractual
                                                   rights.                                  --        2.8          --

     Class 3         Other Priority Claims         Cash                                    0.1         --          --
   (Unimpaired)

     Class 4(1)      Unsecured Claims not          At the election of the holder,
    (Impaired)       included in a category        either (a) cash in an amount equal
                     below.                        to fifty percent (50%) of the
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

    Class 5(2)       Lease Related Claims          Cash in an amount equal to fifty
    (Impaired)                                     percent (50%) of the claim and
                                                   common stock of Holdings equal to
                                                   fifty percent (50%) of the claim,
                                                   based on a stock value of $6.16 per
                                                   share.                                 87.0         --        87.0

     Class 6         Convenience Claims            Cash                                    0.8         --          --
    (Impaired)

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

                                                                                             ANTICIPATED TREATMENT
                                                                                         -----------------------------
                                                            TREATMENT UNDER                       INSTALLMENT   COMMON
      CLASS                CLASSIFICATION                    THE JOINT PLAN               CASH      PAYMENTS     STOCK
----------------------------------------------------------------------------------------------------------------------

Class 7 (Impaired/   Equity Interests              Holders of equity interests in
   Unimpaired)                                     Hawaiian shall retain their
                                                   interests in the reorganized
                                                   Hawaiian, without modification or
                                                   alteration by the Joint Plan.
                                                   However, Holdings will be required
                                                   to issue new common stock to
                                                   creditors of Hawaiian, which will
                                                   result in a dilution of the
                                                   ownership interest of Holdings'
                                                   existing common shareholders.
                                                                                         -----------------------------
                                                   Total                                 $126.4      $32.9       $87.0
                                                                                         =============================

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

The Trustee, Holdings and RC Aviation entered into a Restructuring Support
Agreement, dated as of August 26, 2004 (the "Restructuring Support Agreement"),
pursuant to which Holdings and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the
Joint Plan. The Joint Plan provides that the minimum unrestricted cash on hand at Hawaiian on the effective date of the Joint Plan must be at least $70 million. In order to fund their obligations under the Joint Plan, Holdings and
RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by
Hawaiian, such as new notes and/or a senior secured loan facility, the proceeds of a rights offering to existing shareholders of Holdings, or the proceeds of the sale of a new series of Holdings' preferred stock in Holdings to RC
Aviation. Holdings and RC Aviation are in the process of negotiating a $50 million senior secured credit facility as well as the issuance of up to $100 million of convertible senior notes. RC Aviation will receive shares of common stock of Holdings valued at $6.16 per share on account of 50% of the lease-related claims controlled by RC Aviation. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement, in exchange for the 50% cash portion that RC Aviation is to receive on account of its lease-related claims, RC Aviation may defer the cash payment it is to receive and has agreed to accept a six-month note if Hawaiian does not have sufficient cash to pay all obligations due on the effective date and retain at least $70 million in unrestricted cash.

AIRCRAFT LEASES

In 2004, Ansett filed an amended proof of claim for $89.0 million for the leases renegotiated during 2003. Additionally, Hawaiian agreed to Ansett's $18.5 million deficiency claim, net of a surrendered lease security deposit of $0.3 million, for the cancelled delivery of one Boeing 767 aircraft in 2003. As a result of these agreements, Hawaiian recognized reorganization expense of $16.4 million during the years ended December 31, 2004.

In 2004, Hawaiian, BCC Leasing, and Holdings entered into a comprehensive agreement that provided for the assumption and modification of aircraft lease terms for three Boeing 767 and eleven Boeing 717 aircraft. Under the terms of the agreement, and in settlement of all claims with respect to the lease revisions, cancelled delivery of one Boeing 767 aircraft in 2003, and rejection of two Boeing 717 aircraft in late 2003 and early 2004, Hawaiian agreed that the
BCC Leasing deficiency claim would be $66.5 million and Hawaiian's monthly rentals on the eleven Boeing 717 aircraft leased from BCC Leasing were increased. As a result of this agreement, Hawaiian recognized reorganization expense of $96.6 million during the year ended December 31, 2004, consisting of the agreed-upon claim, the present value of the additional monthly rental payments, and the write-off of deferred aircraft rent and financing costs related to the previous lease agreements.

INCOME TAXES

On June 30, 2004, the Internal Revenue Service (the "IRS") filed a proof of claim in the amount of $128.9 million, resulting from its audit of Hawaiian that commenced during 2003, covering taxes for income, fuel excise, and other matters. Of that amount, $88.4 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (1) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (2) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in
2001 for certain DC-9 aircraft, and tax change in ownership limitations under
IRC Section 382 on certain net operating loss carryforwards utilized in 2001.
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

The IRS has begun an examination of Hawaiian's income tax returns for 2003.
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

ADAMS LITIGATION

On December 17, 2004, Hawaiian and John W. Adams, AIP, Airline Investors
Partnership, L.P. and Smith Management (together, the "Adams Defendants")
entered into a settlement agreement under which the Adams Defendants agreed to pay the sum of $3.6 million to Hawaiian in exchange for a release of Hawaiian's claims. At a hearing held on February 24, 2005, the Bankruptcy Court approved the settlement agreement. The $3.6 million is payable to Hawaiian no later than ten days after effective date of the Joint Plan.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN THOUSANDS)

                                                        (1)          (2)
                                       BALANCE AT   CHARGED TO   CHARGED TO                BALANCE
                                        BEGINNING    COSTS AND      OTHER                   AT END
DESCRIPTION                              OF YEAR     EXPENSES     ACCOUNTS    DEDUCTIONS   OF YEAR
--------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

   2003                                  $1,305         --            --      $1,305 (b)        --
                                         ======     ======           ===      ======        ======
   2002                                  $1,305        401            --         401 (a)    $1,305
                                         ======     ======           ===      ======        ======
   2001                                  $  500      1,320            --         515 (a)    $1,305
                                         ======     ======           ===      ======        ======
ALLOWANCE FOR OBSOLESCENCE OF FLIGHT
   EQUIPMENT EXPENDABLE PARTS AND
   SUPPLIES

   2003                                  $1,037     $   --            --      $1,037 (e)        --
                                         ======     ======           ===      ======        ======
   2002                                  $7,501        692 (c)        --       7,156 (d)    $1,037
                                         ======     ======           ===      ======        ======
   2001                                  $8,004         --            --         503        $7,501
                                         ======     ======           ===      ======        ======

----------
(a)  Doubtful accounts written off, net of recoveries.

(b)  Includes the doubtful accounts written off, net of recoveries for $65 from
     January 1, 2003 to March 31, 2003 and elimination of $1,240 upon consolidation of Hawaiian on April 1, 2003.

(c)  Restructuring charge related to the write-down of DC-10 expendable parts.

(d)  Includes write-off of DC-9 expendable parts sold.

(e)  Includes the write off of expendable parts and supplies for $218 from
     January 1, 2003 to March 31, 2003 and elimination of $819 upon deconsolidation of Hawaiian on April 1, 2003.

