Form 10-Q
period 2005-03-31
HAWAIIAN HOLDINGS  INC
filed 2005-04-28
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0879698
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12730 High Bluff Drive, Suite 180 San Diego, California	92130-2075 (Zip Code)
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

As of April 28, 2005, 30,751,227 shares of the Registrant's common stock were outstanding.

Hawaiian Holdings, Inc.
(Parent Company of Debtor)
Form 10-Q
Quarterly Period ended March 31, 2005

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
Statements of operations for the three months ended March 31, 2005 and 2004
Condensed balance sheets as of March 31, 2005 and December 31, 2004
Statements of cash flows for the three months ended March 31, 2005 and 2004
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
Signatures

i

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating Revenue	$—	$—
Operating Expenses:
Legal and consulting	1,845	1,044
Other	250	220
Total	2,095	1,264
Operating Loss	(2,095)	(1,264)
Nonoperating Income:
Interest income	—	1
Total	—	1
Net Loss	$(2,095)	$(1,263)
Net Loss Per Common Stock Share:
Basic and diluted	$(0.07)	$(0.04)
Weighted Average Number of Common Shares Outstanding:
Basic and diluted	30,751	28,736

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
CONDENSED BALANCE SHEETS (IN THOUSANDS) (UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$683	$2,169
Restricted cash	500	—
Prepaid expenses and other	175	175
Total current assets	1,358	2,344
Noncurrent Assets:
Restricted cash	—	500
Total Assets	1,358	2,844
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	850	593
Accrued liabilities	1,133	763
Due to related parties	1,460	1,478
Total current liabilities	3,443	2,834
Other Liabilities and Deferred Credits:
Losses in excess of investment in Hawaiian Airlines, Inc.	61,302	61,302
Commitments and Contingent Liabilities
Shareholders' Deficiency:
Common Stock and Special Preferred Stock	307	307
Capital in excess of par value	69,756	69,756
Accumulated deficit	(133,450)	(131,355)
Shareholders' deficiency	(63,387)	(61,292)
Total Liabilities and Shareholders' Deficiency	$1,358	$2,844

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)
STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net loss	$(2,095)	$(1,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses and other	—	(750)
Increase in accounts payable	257	392
Increase in accrued liabilities	370	561
Increase (decrease) in due to related parties	(18)	709
Other, net	—	(515)
Net cash used in operating activities	(1,486)	(866)
Cash Flows From Financing Activities:
Proceeds from issuance of Common Stock	—	2,371
Net cash provided by financing activities	—	2,371
Net increase (decrease) in cash and cash equivalents	(1,486)	1,505
Cash and cash equivalents – Beginning of Period	2,169	1
Cash and cash equivalents – End of Period	$683	$1,506

HAWAIIAN HOLDINGS, INC.
(PARENT COMPANY OF DEBTOR)

Notes to Condensed Financial Statements

1. BUSINESS AND BASIS OF PRESENTATION

Hawaiian Holdings, Inc. (the "Company") is a holding company incorporated in the State of Delaware. The Company's primary asset is its sole ownership, indirectly, of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. ("Hawaiian"). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on operating revenue and revenue passenger miles, is the largest airline headquartered in Hawaii. Hawaiian is engaged primarily in the scheduled transportation of passengers, cargo and mail.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation have been included. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Effective April 1, 2003, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. As a result, for financial reporting purposes, the Company currently is, and has been throughout all periods included in this Form 10-Q, a holding company with no business operations or properties. Accordingly, as used in this report, the terms "Company", "Holdings", "we", "our", and "us" refer to Hawaiian Holdings, Inc. only.

2. BANKRUPTCY FILING OF HAWAIIAN, LIQUIDITY AND GOING CONCERN

On March 21, 2003 (the "Petition Date"), Hawaiian filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court"). The Company did not file a voluntary petition for relief under Chapter 11. On March 31, 2003, BCC Equipment Leasing Corporation, an affiliate of The Boeing Company, filed a motion seeking the appointment of a Chapter 11 trustee (the "Trustee Motion"). On May 16, 2003, the Bankruptcy Court issued an order granting the Trustee Motion. As a result, a Chapter 11 trustee, Joshua Gotbaum, (the "Trustee"), is in charge of operating Hawaiian's business, under the jurisdiction of the Bankruptcy Court, and has the power to investigate and enforce claims relating to transfers of property that occurred prior to the Petition Date.

On September 9, 2004, the Company, the Trustee, the Official Committee of Unsecured Creditors, HHIC, Inc., a wholly-owned subsidiary of the Company ("HHIC"), and RC Aviation, LLC ("RC Aviation"), filed an amended Joint Plan of Reorganization (as amended on October 4, 2004 and on March 11, 2005 and as may be amended from time to time thereafter, the "Joint Plan") to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provides for payment in full, without interest accruing after the Petition Date, of all allowed claims, including unsecured claims. Additionally, the Joint Plan provides for the Company to retain its existing equity interest in Hawaiian, although the Company will be required to issue shares of its common stock ("Common Stock") to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of existing common stockholders of the Company. The Joint Plan was submitted to creditors for vote on or about October 15, 2004. All Class 5 creditors who voted accepted the Joint Plan. More than 95% in both number and amount of each other impaired class of creditors entitled to vote on the Joint Plan accepted the Joint Plan. The Company and HHIC, as the sole stockholders of Hawaiian, also voted to accept the Joint Plan. The Joint Plan was, therefore, accepted by more than the required two-thirds of the dollar amount of eligible claims and more than the required one-half of the number of claims from each class of creditors entitled to vote on the Joint Plan. At the conclusion of the confirmation hearing for the Joint Plan on March 11, 2005, the Bankruptcy Court concluded that all of the requirements for confirmation had been met and that findings of fact and conclusions of law and an order would be entered following ratification of the proposed agreements with The Association of Flight Attendants ("AFA") and the Air Line Pilots Association ("ALPA").

On or about February 19, 2005, a final proposed agreement was reached with the negotiating committee of AFA, and on March 14, 2005, the agreement was ratified. On March 14, 2005, a final proposed agreement (the "Proposed ALPA Agreement") was reached with the negotiating committee of ALPA, but the members of ALPA did not ratify the Proposed ALPA Agreement. Consequently, on March 29, 2005, the Trustee's motion to impose an agreement on ALPA pursuant to Section 1113 of the Bankruptcy Code commenced before the Bankruptcy Court, but was not completed. The hearing was continued to April 13, 2005 and was completed on April 15, 2005. The Bankruptcy Court did not rule at the conclusion of the hearing. Hawaiian and ALPA continue to engage in negotiations in advance of a ruling. The Company can provide no assurance that the Bankruptcy Court will rule in favor of Hawaiian and that the Company will regain control of Hawaiian in the near future.

The following table briefly summarizes the classification and treatment of claims under the Joint Plan, the estimated allowed claims and the anticipated treatment (in millions):

			Anticipated Treatment
Class	Classification	Treatment under the Joint Plan	Cash	Installment Payments	Common Stock

Unclassified	Unsecured Priority Tax Claims	In cash, paid in up to twenty-four (24) equal quarterly installments.	$1.2	$30.1	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	1.0	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	—	2.8	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4[1] (Impaired)	Unsecured Claims not included in a category below.	At the election of the holder, either (a) cash in an amount equal to fifty percent (50%) of the allowed claim and Common Stock of the Company equal to fifty percent (50%) of the allowed claim, based on a stock value of $6.16 per share; or (b) cash equal to 100% of the allowed claim.	36.3	—	—
Class 5[2] (Impaired)	Lease Related Claims	Cash in an amount equal to fifty percent (50%) of the claim and Common Stock of the Company equal to fifty percent (50%) of the claim, based on a stock value of $6.16 per share.	87.0	—	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—
Class 7 (Impaired/ Unimpaired)	Equity Interests	Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, the Company will be required to issue new Common Stock to creditors of Hawaiian, which will result in a dilution of the ownership interest of Holdings' existing common stockholders.
		Total	$126.4	$32.9	$87.0

[1]	The amount and classification of the claim filed by American Airlines, Inc. ("AA") are in dispute. AA has filed a claim for approximately $11 million, which it contends belongs to Class 4. Hawaiian disputes a substantial portion of AA's claim, but the full $11 million is included above. Hawaiian also contends that a significant portion of AA's claim should be categorized in Class 5.

[2]	To the extent a portion of AA's claim is categorized in Class 5, AA will not receive cash or stock. It will receive a 15-year fully amortizing promissory note, which bears interest at the rate of 6.5% per annum. Because all of AA's claim is included in Class 4 above, pending resolution of the classification dispute, none of that claim is included in Class 5.

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

The Trustee, the Company and RC Aviation entered into a Restructuring Support Agreement, dated as of August 26, 2004 (the "Restructuring Support Agreement"), pursuant to which the Company and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint

Plan. The Joint Plan provides that the minimum unrestricted cash on hand at Hawaiian on the effective date of the Joint Plan must be at least $70 million. In order to fund their obligations under the Joint Plan, the Company and RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility, the proceeds of a rights offering to existing stockholders of the Company, or the proceeds of the sale of a new series of the Company's preferred stock to RC Aviation. The Company and RC Aviation are in the process of negotiating a $50 million senior secured credit facility as well as the issuance of up to $100 million of convertible senior notes. RC Aviation will receive shares of Common Stock of the Company valued at $6.16 per share on account of 50% of the lease-related claims controlled by RC Aviation. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement, in exchange for the 50% cash portion that RC Aviation is to receive on account of its lease-related claims, RC Aviation may defer the cash payment it is to receive and has agreed to accept a six-month note if Hawaiian does not have sufficient cash to pay all obligations due on the effective date of the Joint Plan and retain at least $70 million in unrestricted cash.

The Company has the right to borrow up to $3.5 million from RC Aviation for the purpose of funding the ongoing expenses of defending its rights in the Hawaiian bankruptcy case.

On the effective date of the Joint Plan, the Company will issue a warrant (the "Warrant") to RC Aviation as required pursuant to an agreement between RC Aviation and the Company dated August 24, 2004 in which RC Aviation and its members entered into a firm commitment to (a) provide funds to purchase up to $175 million of lease claims at an agreed upon discount, (b) provide up to $60 million if required to fund the Joint Plan and (c) fund a tender offer for all Class 4 claims, estimated at the time to require approximately $38 million, in the event the Joint Plan was not consummated by March 31, 2005, which the Trustee and RC Aviation have extended until April 29, 2005. The up to $60 million required to be funded by RC Aviation will be funded, based upon current circumstances, through the issuance of a new series of nonvoting convertible preferred stock of the Company, providing for dividends at the rate of 5% per annum, payable at the option of the Company in cash or in kind. If in kind, the holder may elect to receive preferred stock or Common Stock. The preferred stock would be convertible into Common Stock on or after the twelve month anniversary of the issuance date at a price per share based on then current market conditions, but not in excess of $6 per share. The preferred stock would be mandatorily redeemable in cash five years from the issue date. The Company would be required to use its best efforts to redeem the preferred stock, at 105% of its face amount, prior to the twelve month anniversary of issuance out of the proceeds of a rights offering of Common Stock.

The Warrant issued to RC Aviation will entitle its holder to purchase 100 shares of Series E Special Preferred Stock. The Series E Special Preferred Stock will have an aggregate liquidation preference equal to the Black Scholes valuation of the Common Stock Warrant (as defined below). The Series E Special Preferred Stock will be nonvoting, but will participate in dividends, distributions, mergers and similar events, liquidation, dissolution or winding up of the Company (all such participation events being referred to as a "Distribution Event") in an amount equal to the greater of the liquidation preference of the Series E Special Preferred Stock and the amount that would be received based upon participation with the Common Stock on a pro rata basis. Upon the receipt of stockholder approval of an increase in the number of authorized shares of Common Stock, the Warrant shall be automatically exchanged for a warrant (the "Common Stock Warrant") entitling the holder to purchase 5% of the fully diluted Common Stock (upon giving effect to all securities issued upon the effective date of the Joint Plan), at an exercise price of $7.20 per share, subject to adjustment for certain anti-dilutive events. If the increase in the number of authorized shares of Common Stock is not approved by the stockholders, the Warrant will be exercisable for Series E Special Preferred Stock at any time after the earlier of (a) six months from the issue date or (b) the record date for a Distribution Event. In addition, if RC Aviation is required to fund the up to $60 million referred to above, RC Aviation will be entitled to receive a commitment fee in the form of an additional warrant on the terms described above exercisable for 1% of the outstanding Common Stock on a fully diluted basis, for each $12 million of preferred stock purchased by RC Aviation.

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

3. SUMMARY FINANCIAL INFORMATION OF HAWAIIAN AIRLINES

Summary financial information of Hawaiian for the period ended March 31, 2005 and 2004, is presented below.

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004

Operating revenue	$189,344	$177,831
Operating expense	180,971	162,090
Operating income	8,373	15,741
Reorganization items, net	5,851	3,754
Income before taxes	869	11,984
Provision for income taxes	505	4,751
Net income	364	7,233

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

The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation − Transition and Disclosure". As required by SFAS 123, pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the periods ended March 31, 2005 and 2004. The fair value for the stock options was estimated at the date of grant using the Black-Scholes option pricing model.

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004

Net loss:
As reported	$(2,095)	$(1,263)
Less: Total stock based employee compensation expense determined under the fair value method for all awards	66	93
Pro forma	$(2,161)	$(1,356)

Basic and diluted earnings per share
As reported	$(0.07)	$(0.04)
Pro forma	$(0.07)	$(0.05)

In December, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123R"), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS 123R will be effective for the Company beginning January 1, 2006 (as extended by the SEC on April 14, 2005). SFAS 123R offers alternative methods of adoption. At the present time, the Company has not yet determined which alternative method it will use. Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after December 31, 2005.

5. COMPREHENSIVE LOSS

For the three months ended March 31, 2005 and 2004, total comprehensive loss was $2.1 million and $1.3 million, respectively.

6. SUBSEQUENT EVENT

On April 12, 2005, the Pension Benefit Guaranty Corporation withdrew the liens it had previously filed against the Company and HHIC with regard to the Retirement Plan for Pilots of Hawaiian Airlines, Inc. As a result, restricted cash of $500,000 will become unrestricted during the second quarter of 2005, and was classified as a current asset as of March 31, 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ability of Hawaiian Holdings, Inc. ("Holdings") to continue as a going concern; the ability of its operating subsidiary, Hawaiian Airlines, Inc. ("Hawaiian") to continue as a going concern; the ability of Hawaiian to consummate the joint plan of reorganization with respect to the Chapter 11 bankruptcy case; aviation fuel costs; the competitiveness of our labor costs; our relationship with our employees and possible work stoppages; changes in capacity in the trans-Pacific and interisland market; changes in the level of fares we can charge and remain competitive; bankruptcy of our competitors and the impact such bankruptcies might have on fares; the ability of Hawaiian to obtain and maintain normal terms with vendors and service providers; the ability of Hawaiian to maintain contracts that are critical to its operations; the ability of Hawaiian to fund and execute its business plan; our ability to attract, motivate and/or retain key executives and associates; the ability of Hawaiian to attract and retain customers; demand for transportation in the markets in which Hawaiian operates; economic conditions; the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; the effects of seasonality and cyclicality; Hawaiian's dependence on tourism; Hawaiian's reliance on third parties for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training); maintenance costs and possible unavailable aircraft; financing costs; the cost and availability of insurance, including aircraft insurance; security-related costs; competitive pressures on pricing (particularly from lower-cost competitors); weather conditions; government legislation and regulation, including the Aviation and Transportation Security Act and other September 11, 2001 related regulations; changes that may be required by the Federal Aviation Administration or other regulators to our aircraft or operations; aircraft unavailability due to mechanical or other factors; consumer perceptions of the products of Hawaiian; and other risks and uncertainties set forth from time to time in our reports to the Securities and Exchange Commission (the "SEC"). We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Overview

Holdings, incorporated in April 2002 under the laws of the State of Delaware, is a holding company. Its wholly-owned subsidiary, Hawaiian, was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, is the largest airline headquartered in Hawaii. Holdings became the parent of Hawaiian on August 29, 2002, pursuant to a corporate restructuring. As a result of the corporate restructuring and actions taken subsequent thereto, Holdings' primary asset is its sole ownership, indirectly, of all issued and outstanding shares of the common stock of Hawaiian. On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Filing") in the United States Bankruptcy Court for the District of Hawaii (the "Bankruptcy Court") (In re Hawaiian Airlines, Inc., Case No. 03-00817). Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On March 31, 2003, BCC Equipment Leasing Corporation, an affiliate of The Boeing Company, filed a motion seeking the appointment of a Chapter 11 trustee (the "Trustee Motion"). On May 16, 2003, the Bankruptcy Court issued an order granting the Trustee Motion. On May 30, 2003, a trustee was selected to serve in connection with the Chapter 11 Filing and operate Hawaiian, which has continued to operate its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The initial trustee has since resigned and been replaced by a duly appointed substitute trustee (the "Trustee"). The appointment of the Trustee effectively served to divest operational and financial control of Hawaiian from the officers and directors of Holdings, and severed the availability of funds needed by Holdings to support its efforts to meet its ongoing obligations, including its reporting requirements under the Securities Exchange Act of 1934, as amended. Effective as of April 1, 2003, Holdings deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. As a result, for financial reporting purposes, Holdings currently is, and has been throughout all periods included in this Form 10-Q, a holding company with no business operations or properties. Accordingly, as used in this Quarterly Report on Form 10-Q, the terms "Company", "Holdings", "we", "our", and "us" refer to Hawaiian Holdings, Inc. only.

Holdings, the Trustee, the Official Committee of Unsecured Creditors of Hawaiian, HHIC, Inc., a wholly-owned subsidiary of Holdings ("HHIC"), and RC Aviation, LLC ("RC Aviation") (which is currently the largest stockholder of Holdings) have filed an amended joint plan of reorganization (the "Joint Plan") to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provides for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provides for the merger of Hawaiian into HHIC, with HHIC to be the surviving entity but to change its name to Hawaiian Airlines, Inc., a Delaware corporation. We will retain our equity interest in Hawaiian; however, in connection with the Joint Plan, we will be required to issue shares of our common stock (the "Common Stock") to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of our existing common stockholders. We anticipate that Hawaiian will emerge from bankruptcy in the latter half of May 2005 (the "Effective Date"). However, we cannot provide any assurance that the Joint Plan can be consummated successfully and that we will regain full control of Hawaiian.

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

The Joint Plan was accepted by more than the required two-thirds of the dollar amount of eligible claims and more than the required one-half of the number of claims from each class of creditors entitled to vote on the Joint Plan. At the conclusion of the confirmation hearing for the Joint Plan on March 11, 2005, the Bankruptcy Court concluded that all of the requirements for confirmation had been met and that findings of fact and conclusions of law and an order would be entered following ratification of the proposed agreements with The Association of Flight Attendants ("AFA") and ALPA.

On February 19, 2005, a final proposed agreement was reached with the negotiating committee of AFA, and on March 14, 2005, the agreement was ratified. On March 14, 2005, a final proposed agreement (the "Proposed ALPA Agreement") was reached with the negotiating committee of ALPA, but the members of ALPA did not ratify the Proposed ALPA Agreement. Consequently, on March 29, 2005, the Trustee's motion to impose an agreement on ALPA pursuant to Section 1113 of the Bankruptcy Code commenced before the Bankruptcy Court, but was not completed. The hearing was continued to April 13, 2005 and was completed on April 15, 2005. The Bankruptcy Court did not rule at the conclusion of the hearing. Hawaiian and ALPA continue to engage in negotiations in advance of a ruling. We can provide no assurance that the Bankruptcy Court will rule in favor of Hawaiian and that we will regain control of Hawaiian in the near future.

Financing Arrangements

We entered into a Restructuring Support Agreement with the Trustee and RC Aviation, dated as of August 26, 2004 (the "Restructuring Support Agreement"), pursuant to which we and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian has at least the minimum amount of cash required by the Joint Plan. The Joint Plan provides that the minimum unrestricted cash on hand at Hawaiian on the Effective Date will be at least $70 million. In order to fund these obligations under the Joint Plan, we and RC Aviation have the flexibility to utilize one or more sources of financing, including the following: the issuance of up to $150 million of new debt by Hawaiian, such as new notes and/or a senior secured loan facility, the proceeds of a rights offering to our existing stockholders, or the proceeds of the sale of a new series of our preferred stock to RC Aviation. We and RC Aviation have elected to finance the Joint Plan with a $50 million senior secured credit facility together with approximately $100 million of convertible senior notes as more fully described below.

Subject to the final completion of the negotiations and satisfaction of the conditions to closing, on the Effective Date, Holdings as guarantor, expects to enter into a three-year credit agreement (the "Credit Agreement") with Hawaiian, as borrower, and Wells Fargo Foothill, Inc., D.B. Zwirn Special Opportunities Fund, L.P., Bernard National Loan Investors Ltd. and certain other lenders. The Credit Agreement will provide Hawaiian with a $50 million facility comprised of (i) a $25 million revolving line of credit, subject to availability under a borrowing base formula based on Hawaiian's eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15 million sublimit for letters of credit and up to $5 million in swing loans and (ii) a $25 million term loan.

Subject to the final completion of the negotiations and satisfaction of the conditions to closing, on the Effective Date, we intend to issue approximately $100 million aggregate principal amount of Convertible Senior Notes due 2010 (the "Notes"). The Notes will be issued pursuant to an indenture (the "Indenture"), dated the Effective Date, by and among Holdings, as issuer, and The Bank of New York, as trustee, and sold pursuant to a purchase agreement, dated the Effective Date, by and among Holdings, as issuer, Hawaiian, as guarantor, and the purchasers named therein. The Notes will be subordinate to Holdings' secured indebtedness and will be guaranteed by Hawaiian. The Notes will be convertible at any time in whole or in part at the option of the holders into Common Stock at an initial conversion rate which is to be determined, but at a premium to market, subject to certain anti-dilution protections. Upon conversion, we will also pay the holders accrued interest as of the date of conversion and an amount equal to 50% of the remaining prospective interest from the date of conversion through maturity (together, the "Make Whole Payment"). In the event of a conversion caused by a certain non-public change of control (as defined in the Indenture), the enhanced Make Whole Payment (the "Enhanced Make Whole Payment") will be the greater of the Make Whole Payment that would have been payable had such change of control not occurred or a percentage to be determined of the principal amount of the Note; provided that, if the conversion occurs on or after March 25, 2009, the Enhanced Make Whole Payment shall be a percentage to be determined of the principal amount of the Note. The Make Whole Payment will be payable in cash and/or Common Stock. The Notes will contain provisions suspending the holder's right of conversion to the extent that such conversion would result in such holder owning in the aggregate more than 9.9% of the Common Stock.

While we have no formal financing commitments for the Credit Agreement or the Notes and final terms of the financing agreements, including pricing terms, are subject to final negotiation, the financing documentation is substantially complete. We believe that we will be able to complete the required financing transactions necessary to fund the Joint Plan, subject to resolution of the ALPA issues and assuming no material deterioration in market conditions. There can be no assurance, however, that we can successfully consummate such financings. In the event that such financings are not available, we will utilize the funds available under the Restructuring Support Agreement.

RC Aviation, LLC Transactions

On June 14, 2004, RC Aviation purchased ten million shares of Common Stock from AIP, LLC ("AIP"), the entity which was formerly a control person of Holdings, reducing AIP's ownership of Holdings to approximately 14 percent of the outstanding Common Stock. Also as part of the purchase, John W. Adams ("Mr. Adams") resigned as Holdings' Chairman and Chief Executive Officer, and RC Aviation and AIP entered into a stockholders agreement, under which, among other things, AIP agreed to cause (a) the directors that AIP had previously designated to our Board of Directors to resign, with the exception of Gregory S. Anderson, and (b) Lawrence S. Hershfield and Randall L. Jenson (the "RC Designees") to be appointed to our Board of Directors. AIP also agreed, among other things, to vote all of its Common Stock and Series A Special Preferred Stock (a) in favor of the election, as members of our Board of Directors, of persons identified by RC Aviation for nomination or so nominated in accordance with our Certificate of Incorporation and our Amended Bylaws, (b) to otherwise effect the intent of the stockholders agreement, which is to cause the RC Designees to become members of our Board of Directors, and (c) to otherwise vote such equity securities at the direction of RC Aviation.

On December 30, 2004, Holdings, AIP and related parties entered into an agreement pursuant to which the four shares of the aforementioned Series A Special Preferred Stock held by AIP were cancelled.

RC Aviation has purchased certain aircraft leasing claims from creditors of Hawaiian. Pursuant to the Joint Plan, RC Aviation elected to receive cash equal to fifty percent (50%) of the claims and Common Stock equal to fifty percent (50%) of the claims. RC Aviation has informed us of its present intention to distribute, prior to the Effective Date, these claims to its members who funded the purchase price of those claims. In addition, RC Aviation has advised us that it intends to distribute to its members, prior to the Effective Date, the ten million shares of our Common Stock it currently holds. RC Aviation has advised us that it does not currently expect such members to constitute a group or otherwise act in concert.

RC Aviation will receive shares of Common Stock valued at $6.16 per share in connection with 50% of the lease-related claims it controls under the Joint Plan. If necessary to make distributions to holders of claims and to satisfy the minimum cash requirement under the Joint Plan, RC Aviation may defer the cash portion that it is to receive in connection with the remaining 50% of the lease-related claims it controls and instead accept a six-month note if the reorganized Hawaiian does not have sufficient cash to pay all obligations due on the Effective Date and retain at least $70 million in unrestricted cash. Based on current information, it does not appear that this will be necessary and it appears likely that RC Aviation will receive 50% of these claims in cash and 50% in Common Stock, assuming successful consummation of the Credit Agreement and Note financing transactions.

On the Effective Date, we will issue a warrant (the "Warrant") to RC Aviation as required pursuant to an agreement between RC Aviation and us dated August 24, 2004 in which RC Aviation and its members entered into a firm commitment to (a) provide funds to purchase up to $175 million of lease claims at an agreed upon discount, (b) provide up to $60 million if required to fund the Joint Plan and (c) fund a tender offer for all Class 4 claims, estimated at the time to require approximately $38 million, in the event the Joint Plan was not consummated by March 31, 2005, which the Trustee and RC Aviation have extended until April 29, 2005. If we require RC Aviation to fund the up to $60 million in connection with the Joint Plan, the funding will occur, based upon current circumstances, through the issuance of a new series of our nonvoting convertible preferred stock, providing for dividends at the rate of 5% per annum, payable at our option in cash or in kind. If in kind, the holder may elect to receive preferred stock or Common Stock. The preferred stock would be convertible into Common Stock on or after the twelve month anniversary of the issuance date at a price per share based on then current market conditions, but not in excess of $6 per share. The preferred stock would be mandatorily redeemable in cash five years from the issue date. We would be required to use our best efforts to redeem the preferred stock, at 105% of its face amount, prior to the twelve month anniversary of issuance out of the proceeds of a rights offering of Common Stock. RC Aviation would receive a commitment fee.

The Warrant will entitle its holder to purchase 100 shares of our Series E Special Preferred Stock. The Series E Special Preferred Stock will have an aggregate liquidation preference equal to the Black Scholes valuation of the Common Stock Warrant (as defined below). The Series E Special Preferred Stock will be nonvoting, but will participate in dividends, distributions, mergers and similar events, liquidation, dissolution or winding up of Holdings (all such participation events being referred to as a "Distribution Event") in an amount equal to the greater of the liquidation preference of the Series E Special Preferred Stock and the amount that would be received based upon participation with the Common Stock on a pro rata basis. Upon the receipt of stockholder approval of an increase in the number of authorized shares of Common Stock, the Warrant shall be automatically exchanged for a warrant (the "Common Stock Warrant") entitling the holder to purchase 5% of our fully diluted Common Stock (upon giving effect to all securities issued upon the Effective Date), at an exercise price of $7.20 per share, subject to adjustment for certain anti-dilutive events. If the increase in the number of authorized shares of Common Stock is not approved by the stockholders, the Warrant will be exercisable for Series E Special Preferred Stock at any time after the earlier of (a) six months from the issue date or (b) the record date for a Distribution Event.

In addition, if RC Aviation is required to fund the up to $60 million referred to above, it will be entitled to receive a commitment fee in the form of an additional warrant on the terms described above exercisable for 1% of the outstanding Common Stock on a fully diluted basis, for each $12 million of preferred stock purchased by it.

Results of Operations

Prior to the bankruptcy of Hawaiian, Holdings consolidated Hawaiian because it controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition Date, Holdings expected to regain full control of Hawaiian in a relatively short period of time. Holdings had re-negotiated Hawaiian's collective bargaining agreements with its pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian's operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, Holdings and Hawaiian continued to have both a common Board of Directors and common management. As a result, Holdings continued to consolidate Hawaiian through March 31, 2003. However, the filing of the Trustee Motion created significant uncertainty regarding Holdings' ability to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court's issuance of the order granting the Trustee Motion, which resulted in the appointment of the Trustee, instead of the common Board of Directors and common management of Holdings and Hawaiian. As a result, effective April 1, 2003, Holdings deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting. Accordingly, our results of operations for all periods included in this Form 10-Q include the deconsolidated results of Holdings only, which consist substantially of legal and consulting expenses related to the Chapter 11 case, legal fees for general corporate matters and insurance expenses. The balance sheets at March 31, 2005 and December 31, 2004 include the deconsolidated balances of Holdings only.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Our results for the three months ended March 31, 2005 and 2004 are deconsolidated from Hawaiian and primarily consist of corporate expenses. These expenses consist almost entirely of legal and professional fees related to the Chapter 11 case, consulting fees for other expenses, legal fees for general corporate matters and insurance expenses. These expenses increased in 2005 compared to 2004 as a result of costs incurred in connection with the Joint Plan and costs we incurred during the first quarter of 2005 to become current in our SEC reporting requirements.

Liquidity and Capital Resources

The Chapter 11 Filing has significantly affected, and is expected to continue to significantly affect, our liquidity and capital resources. The Chapter 11 proceedings involve, and may result in, various restrictions on our activities, limitations on financing and the need to obtain approval of the Bankruptcy Court for various matters.

Our working capital deficit at March 31, 2005 was approximately $2.1 million (with $1.4 million of current assets and $3.4 million of current liabilities), as compared to a working capital deficit of $0.5 million (with $2.3 million of current assets and $2.8 million of current liabilities) at December 31, 2004.

As of March 31, 2005, we had approximately $1.2 million in cash and cash equivalents, of which $0.5 million was restricted. On April 12, 2005, the Pension Benefit Guaranty Corporation withdrew the liens it had previously filed against Holdings and HHIC with regard to the Retirement Plan for Pilots of Hawaiian Airlines, Inc. As a result, all of our restricted cash will become unrestricted during the second quarter of 2005. As of December 31, 2004, we had $2.7 million in cash and cash equivalents, of which $0.5 million was restricted. The decrease in our unrestricted cash of $1.5 million during the three months ended March 31, 2005 was solely the result of cash used in operating activities to fund our loss for the quarter.

Holdings has the right to borrow up to $3.5 million from RC Aviation for the purpose of funding the ongoing expenses of defending its rights in the Hawaiian bankruptcy case.

As a holding company, Holdings did not have any contractual obligations as of March 31, 2005 other than liabilities payable to Hawaiian and Ranch Capital, LLC. Subsequent to our corporate restructuring in August 2002, Hawaiian paid certain expenses on our behalf, generally relating to certain of our obligations as a public company. In addition, Hawaiian transferred $0.5 million, which is recorded as restricted cash, to us immediately prior to Hawaiian's bankruptcy filing. We had $1.4 million due to Hawaiian as of March 31, 2005. Also, we had $39,800 due to Ranch Capital, LLC as of March 31, 2005 related to travel expenses for our officers, Lawrence S. Hershfield and Randall L. Jenson, paid by Ranch Capital, LLC on our behalf. Mr. Hershfield and Mr. Jenson are the Chief Executive Officer and Managing Director, respectively, of Ranch Capital, LLC.

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

The Chapter 11 Filing, including the subsequent appointment of a trustee to operate Hawaiian's business, as more fully discussed above, and the resulting uncertainty regarding Hawaiian's future prospects raised substantial doubt about the ability of both Holdings and Hawaiian to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to consummate the Joint Plan, as more fully discussed above, or another plan of reorganization of Hawaiian. We have obtained the necessary approvals and arranged the necessary financing in order to consummate the Joint Plan, with the exception of the approval of ALPA (as described above). The financing we have arranged is contingent upon Hawaiian's ultimate emergence from bankruptcy protection and negotiation and execution of final documentation. The occurrence of certain events prior to Hawaiian's emergence from bankruptcy (including the inability to resolve the outstanding ALPA issues) could result in the arranged financing not being available to us and Hawaiian, which might prevent us from consummating the Joint Plan and therefore delay or prevent Hawaiian's emergence from bankruptcy. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any of the adjustments that would result if Holdings or Hawaiian were unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of our assets or the amounts of our liabilities that will be necessary as a consequence of the consummation of the Joint Plan or another plan of reorganization.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Internal Control over Financial Reporting.

During the quarter ended March 31, 2005, there has been no significant change in Holdings' internal control over financial reporting that has materially affected, or is reasonably like to materially affect, Holdings' internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Chapter 11 Case

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The reorganization is being administered under the caption "In re Hawaiian Airlines, Inc., Case No. 03-00817". The Chapter 11 case is discussed in greater detail in Part I , Item 2 — "Overview."

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

Gotbaum v. Adams, et al., Adv. No. 03-90061 (Bankr. D. Haw.).

On November 28, 2003, the Trustee filed a complaint (the "Complaint") with the Bankruptcy Court, naming Mr. Adams (our Chief Executive Officer prior to June 2004), AIP, Airline Investors Partnership and Smith Management LLC (together, the "Adams Defendants") and Holdings, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law; avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law; and unjust enrichment under Hawaii law. The factual allegations relate to a $25 million self-tender offer undertaken by Hawaiian announced on May 31, 2002 that was subsequently consummated; payments made by Hawaiian to Smith Management in the total amount of $2.75 million; $200,000 in compensation paid by Hawaiian to defendant Mr. Adams; and $500,000 transferred from Hawaiian to Holdings. Based on all of the claims in the Complaint, the Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit.

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

The Governance and Nominating Committee of Holdings' Board of Directors will consider nominees recommended in good faith by stockholders. Stockholders should submit the candidate's name, credentials, contact information and his or her written consent to be considered as a candidate to the Governance and Nominating Committee in care of the Secretary of Holdings at 12730 High Bluff Drive, Suite 180, San Diego, CA 92130 no earlier than 120 days or later than 90 days prior to the first anniversary of Holdings' annual meeting. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). Such stockholder recommended candidates will be evaluated in the same manner as candidates nominated by any other person.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

April 28, 2005	By /s/ Randall L. Jenson Randall L. Jenson Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)