Form 10-Q
period 2005-06-30
HAWAIIAN HOLDINGS  INC
filed 2005-08-15
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(808) 835-3700
(Registrant’s Telephone Number, Including Area Code)

12730 High Bluff Drive, Suite 180, San Diego, CA 92130-2075
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒  Yes  ☐  No

As of July 31, 2005, 44,875,100 shares of the Registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2005

Table of Contents

		Page
Part I.	Financial Information

Item 1.

On March 21, 2003, Hawaiian Airlines, Inc., the sole operating subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case No. 03-00817).  Hawaiian Holdings, Inc. did not file for relief under Chapter 11 of the Bankruptcy Code.  On June 2, 2005, Hawaiian Airlines, Inc. emerged from bankruptcy under the control of Hawaiian Holdings, Inc. See the Notes to the Financial Statements of Hawaiian Holdings, Inc. for further information regarding the impact to these financial statements.

	Financial Statements of Hawaiian Holdings, Inc. (Unaudited)

	Consolidated Statements of Operations for the three months and six months ended June 30, 2005	1

	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	2

	Consolidated Statement of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) for the six months ended June 30, 2005	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

	Financial Statements of Hawaiian Airlines, Inc. (Unaudited)

	Statements of Operations for the period April 1, 2005 through June 1, 2005, January 1, 2005 through June 1, 2005, and the three months and six months ended June 30, 2004	24

	Balance Sheets as of June 1, 2005 and December 31, 2004	25

	Statements of Cash Flows for the period January 1, 2005 through June 1, 2005, and the six months ended June 30, 2004	26

	Notes to Financial Statements	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	50

ii

		Page
Part II.	Other Information	52

Item 1.	Legal Proceedings	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

	Signatures

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005*	2004**	2005***	2004**

Operating Revenue:
Passenger	$63,880	$—	$63,880	$—
Charter	685	—	685	—
Cargo	2,569	—	2,569	—
Other	2,788	—	2,788	—
Total	69,922	—	69,922	—

Operating Expenses:
Wages and benefits	22,578	—	22,578	—
Aircraft fuel, including taxes and oil	16,770	—	16,770	—
Aircraft rent	8,862	—	8,862	—
Maintenance materials and repairs	3,998	—	3,998	—
Other rentals and landing fees	1,893	—	1,893	—
Depreciation and amortization	2,256	—	2,256	—
Sales commissions	558	—	558	—
Other	16,548	2,589	18,643	3,854
Total	73,463	2,589	75,558	3,854

Operating Loss	(3,541)	(2,589)	(5,636)	(3,854)

Nonoperating Income (Expense):
Interest and amortization of debt expense	(1,104)	—	(1,104)	—
Interest income	508	2	508	3
Other, net	5,536	—	5,536	—
Total	4,940	2	4,940	3

Net Income (Loss)	$1,399	$(2,587)	$(696)	$(3,851)

Net Income (Loss) Per Common Stock Share:
Basic	$0.03	$(0.09)	$(0.02)	$(0.13)
Diluted	$0.03	$(0.09)	$(0.02)	$(0.13)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	35,407	29,574	33,092	29,155
Diluted	49,929	29,574	33,092	29,155

*

Includes the results of Hawaiian Holdings, Inc. only from April 1, 2005 through June 1, 2005 and the consolidated results of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through June 30, 2005.

**	Includes the results of Hawaiian Holdings, Inc. only for the entire period.
***

Includes the results of Hawaiian Holdings, Inc. only from January 1, 2005 through June 1, 2005 and the consolidated results of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through June 30, 2005.

See Accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands) (unaudited)

	June 30, 2005*	December 31, 2004**

ASSETS
Current Assets:
Cash and cash equivalents	$140,608	$2,169
Restricted cash	56,838	500
Accounts receivable, net of allowance for doubtful accounts of $1,384 as of June 30, 2005	52,443	—
Spare parts and supplies, net	12,982	—
Deferred taxes, net	13,576	—
Prepaid expenses and other	30,542	175
Total current assets	306,989	2,844

Property and Equipment, less accumulated depreciation and amortization of $753 as of June 30, 2005	50,677	—

Other Assets:
Long-term prepayments and other	62,209	—
Intangible assets, net of accumulated amortization of $1,503 as of June 30, 2005	166,777	—
Goodwill	105,823	—
Total Assets	$692,475	$2,844

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$50,261	$593
Air traffic liability	167,401	—
Other accrued liabilties	53,531	763
Current portion of long-term debt	20,182	—
Current portion of capital lease obligations	237	—
Due to related parties	—	1,478
Total current liabilities	291,612	2,834

Long-Term Debt	76,076	—

Capital Lease Obligations	834	—

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	201,825	—
Other liabilities and long-term deposits	51,070	—
Losses in excess of investment in Hawaiian Airlines, Inc.	—	61,302
Total other liabilities and deferred credits	252,895	61,302

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficiency):
Common Stock - $0.01 par value, 60,000,000 shares authorized, 44,875,100 and 30,751,227 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	448	307
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, three shares issued and outstanding designated as Special Preferred Stock	—	—
Capital in excess of par value	202,710	69,756
Notes receivable from Common Stock sales	(49)	—
Accumulated deficit	(132,051)	(131,355)

Shareholders’ equity (deficiency)	71,058	(61,292)

Total Liabilities and Shareholders’ Equity (Deficiency)	$692,475	$2,844

*         Includes the consolidated balance sheet of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

**       Includes the balance sheet of Hawaiian Holdings, Inc. only.

See Accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income (Loss) (in thousands, except share data) (unaudited)

For the Period Ended June 30, 2005

	Common Stock	Notes Receivable From Common Stock Sales	Special Preferred Stock	Capital In Excess of Par Value	Accumulated Deficit	Total

Balance at December 31, 2004	$307	$—	$—	$69,756	$(131,355)	$(61,292)

Net loss and comprehensive loss	—	—	—	—	(696)	(696)

Notes receivable from common stock sales	—	(49)	—	—	—	(49)
Issuance of 14,123,873 shares of common stock under the Joint Plan	141	—	—	91,664	—	91,805
Intrinsic value of beneficial conversion feature on subordinated convertible notes	—	—	—	27,750	—	27,750
Fair value of warrants on subordinated convertible notes	—	—	—	13,540	—	13,540

Balance at June 30, 2005	$448	$(49)	$—	$202,710	$(132,051)	$71,058

See Accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended June 30,
	2005*	2004**

Cash Flows From Operating Activities:
Net loss	$(696)	$(3,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	753	—
Amortization	1,503	—
Stock compensation	2,871	—
Accretion of debt discount	298	—
Net periodic postretirement benefit cost	486	—
Increase in accounts payable	2,045	487
Increase in air traffic liability	14,472	—
Increase in other current liabilities	2,884	135
Other, net	2,092	(434)

Net cash provided by (used in) operating activities	26,708	(3,663)

Cash flows provided by investing activities:
Acquisition of Hawaiian Airlines, Inc.	113,685	—
Additions to property and equipment	(1,900)	—

Net cash provided by investing activities	111,785	—

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	—	4,120
Repayment of capital lease obligations	(54)	—

Net cash provided by (used in) financing activities	(54)	4,120

Net increase in cash and cash equivalents	138,439	457

Cash and cash equivalents - Beginning of Period	2,169	1

Cash and cash equivalents - End of Period	$140,608	$458

*    Includes the cash flows of Hawaiian Holdings, Inc. only from January 1, 2005 through June 1, 2005 and the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through June 30, 2005.

**  Includes the cash flows of Hawaiian Holdings, Inc. only for the entire period.

See Accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)
(All dollar amounts in thousands, unless otherwise stated)

1. Business and Organization

Hawaiian Holdings, Inc. (the “Company” or “Holdings”) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, is the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. Hawaiian is engaged primarily in the scheduled transportation of passengers, cargo and mail.

As further described in Note 3, on April 1, 2003, following Hawaiian’s bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting.  As further discussed in Note 4, on June 2, 2005, the Company reconsolidated Hawaiian upon its emergence from bankruptcy protection in a transaction accounted for as a business combination.  As a result, for financial reporting purposes, the Company was a holding company with no business operations or properties for the period April 1, 2003 through June 1, 2005. Accordingly, as used in this report, the terms “Company”, “we”, “our”, and “us” refer to (i) Hawaiian Holdings, Inc. and its consolidated subsidiaries, with respect to the period through March 31, 2003; (ii) Hawaiian Holdings, Inc. only, with respect to the period from April 1, 2003 through June 1, 2005; and (iii) Hawaiian Holdings, Inc. and its consolidated subsidiaries, including Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation have been included.  However, due to seasonal fluctuations common to the airline industry, results of operations for the periods presented are not necessarily indicative of operations to be expected for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Hawaiian’s Bankruptcy, Liquidity and Going Concern

On March 21, 2003 (the “Petition Date”), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”). The Company did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and orders of the bankruptcy court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy (the “Effective Date”).

On March 11, 2005, the Company, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, a wholly-owned subsidiary of the Company formerly known as HHIC, Inc. (“HHIC”), a Delaware corporation, and RC Aviation, LLC (which is currently the Company’s largest stockholder), sponsored the Third Amended Joint Plan of Reorganization (the “Joint Plan”) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation. As used in this report, the term “Hawaiian” refers to the predecessor company for all periods prior to the HHIC merger and the successor company for all periods subsequent to the HHIC merger.  The Company retained its equity interest in Hawaiian; however, in connection with the Joint Plan, the Company issued shares of its common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of its common stockholders.

The following table briefly summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Long-Term Obligations	Common Stock

Unclassified	Unsecured Priority Tax Claims	In cash, paid in up to twenty-four (24) equal quarterly installments.	$1.2	$29.5	$—

Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—

Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—

Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—

Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	36.6	—	—

Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of the Company based on a stock value of $6.16 per share, and subordinated convertible notes of the Company.	27.0	60.0	87.0

Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—

Class 7 (Impaired/ Unimpaired)	Equity Interests

Holders of equity interests in Hawaiian retained their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, the Company was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of the Company’s common shareholders.

		Total	$67.9	$90.7	$87.0

Cash and common stock claims have been settled, with the exception of disputed claims totaling $14.4 million that are included in the Class 2 and 4 claims above at the gross claim amount. The ultimate resolution of the disputed claims may be lower, but no assurance can be provided that this will occur. For these reasons, the ultimate amounts and classifications of such claims cannot yet be determined.

The Joint Plan was financed through the issuance of approximately 14.1 million shares of the Company’s common stock to the holders of lease-related claims, a $50.0 million senior secured credit facility of Hawaiian, a $25.0 million junior secured term loan of Hawaiian and a private placement by the Company of $60.0 million in subordinated convertible notes (collectively, the “Exit Financing Transactions”), as discussed further in Note 5.

The Chapter 11 filing, including the subsequent appointment of the bankruptcy trustee, and the resulting uncertainty regarding Hawaiian’s future prospects raised substantial doubt about the ability of the Company and Hawaiian to continue as a going concern.  With the consummation of the Joint Plan, the conditions that previously raised substantial doubt about whether the Company and Hawaiian would continue as a going concern no longer exist.

3.  Summary of Significant Accounting Policies

Basis of Presentation

Prior to the bankruptcy of Hawaiian, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”, because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition Date, the Company expected to regain full control of Hawaiian in a relatively short period of time. The Company had re-negotiated Hawaiian’s collective bargaining agreements with the Company’s pilots, mechanics, and flight attendants prior to filing bankruptcy, Hawaiian had minimal secured debt or other secured non-aircraft claims, and then-current management believed that Hawaiian’s operating leases could be re-negotiated in a short period of time through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have both a common Board of Directors and common management. As a result, the Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of the motion seeking the appointment of a bankruptcy trustee created significant uncertainty regarding the Company’s ability to facilitate a timely reorganization and regain full control of Hawaiian in a relatively short period of time. This uncertainty was further confirmed on May 16, 2003, upon the Bankruptcy Court’s issuance of the order granting the trustee motion, which resulted in the appointment of a bankruptcy trustee to operate Hawaiian’s business, instead of the common Board of Directors and common management of the Company and Hawaiian. As a result, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting through the date in which the Company regained control of Hawaiian on June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from banktuptcy.  The Company accounted for Hawaiian’s emergence from bankruptcy as a business combination, with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair value as of June 2, 2005 and the results of operations of Hawaiian included in the Company’s consolidated results of operations from June 2, 2005.

Summary Financial Information of Hawaiian Airlines

Hawaiian is a predecessor of the Company, as defined in Rule 405 of Regulation C under the Securities Act.  As a result, separate financial statements of Hawaiian, prepared in accordance with Article 10 of Regulation S-X of the SEC, up until the point at which Hawaiian was acquired by the Company, have been included in this Quarterly Report on Form 10-Q.  Summary financial information of Hawaiian, up until the point at which it emerged from bankruptcy and was acquired by the Company is presented below.

Income Statement Data	April 1, 2005 through June 1, 2005	January 1, 2005 through June 1, 2005

Operating revenue	$132,164	$321,508
Operating expense	130,332	311,301
Operating income	1,832	10,207
Reorganization items, net	502	(5,349)
Nonoperating expenses	4,546	2,893
Income before taxes	6,880	7,751
Provision for income taxes	12,749	13,266
Net loss	5,869	5,515

Hawaiian’s financial statements, from which the above summarized financial information was derived, were prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian’s reorganization and restructuring are reported separately as reorganization items in the statements of operations. The financial statements of Hawaiian do not include any of the adjustments that would have resulted had Hawaiian been unable to continue as a going concern, nor do they give effect to any adjustments to the carrying value of the assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of the Joint Plan.

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At December 31, 2004, restricted cash consisted of the amount transferred to the Company by Hawaiian immediately prior to Hawaiian’s Chapter 11 filing. At June 30, 2005, restricted cash consisted primarily of collateral to support credit card holdbacks for advance ticket sales (which funds are subsequently made available to Hawaiian as air travel is provided), and as cash collateral for outstanding letters of credit.

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

Property and Equipment

Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Flight equipment	2-15 years, 15% residual value
Ground equipment	5-15 years, no residual value
Airport terminal facility	Shorter of lease term or useful life
Buildings	15-20 years
Leasehold improvements	Shorter of lease term or useful life

Aircraft maintenance and repairs are charged to operations as incurred, except for maintenance and repairs under power-by-the-hour maintenance agreements that are accrued and expensed on the basis of hours flown. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft or engines are capitalized and amortized over the lesser of the remaining life of the asset or the lease terms.

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

Basic Earnings Per Share

Net income or loss per share is reported in accordance with Statement of Finanacial Accounting Standards No. 128, “Earnings per Share” (SFAS 128). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Under Emerging Issues Task Force Consensus 03-6, “Participating securities and the Two-Class Method under SFAS Statement No. 128, Earnings Per Share,” warrants that participate in dividends and/or distributions as if they were common stock are considered participating securities. Therefore, the Company is required to use the two-class method shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2005	2004	2005	2004

Net income (loss)	$1,399	$(2,587)	$(696)	$(3,851)

Less: amount allocated to participating warrants	(227)	—	119	—

Net income (loss) available to common shareholders-Basic	$1,172	$(2,587)	$(577)	$(3,851)

Weighted average common shares outstanding	35,407	29,574	33,092	29,155

Basic earnings per share	$0.03	$(0.09)	$(0.02)	$(0.13)

Diluted Earnings Per Share

Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS includes in-the-money stock options, warrants and restricted stock using the treasury stock method and also includes the assumed conversion of preferred stock and convertible debt using the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2005	2004	2005	2004

Net income (loss)	$1,399	$(2,587)	$(696)	$(3,851)

Less: amount allocated to participating warrants	(227)	—	119	—
Add: assumed exercise of convertible notes	548	—	—	—

Net income (loss) available to common shareholders - Diluted	$1,720	$(2,587)	$(577)	$(3,851)

Weighted average common shares outstanding	35,407	29,574	33,092	29,155
Assumed exercise of stock options	729	—	—	—
Assumed exercise of convertible notes	13,793	—	—	—
Adjusted weighted average shares - Diluted	49,929	29,574	33,092	29,155

Diluted earnings per share	$0.03	$(0.09)	$(0.02)	$(0.13)

Frequent Flyer Program

The Company recognizes a liability under Hawaiian’s HawaiianMiles frequent flyer program as members accumulate mileage points. Hawaiian records a liability for either the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian, or the contractual rate of expected redemption on partner airlines. Incremental cost includes the cost of fuel, meals, liability insurance, reservations, and ticketing and does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles program. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

Sales Commissions

Commissions from the sale of passenger revenue are recognized as expense when the transportation is provided and the related revenue is recognized. The amount of sales commissions not yet recognized as expense is included in prepaid expenses and other current assets in the accompanying balance sheets.

Advertising Costs

Advertising costs are expensed as incurred.

Stock Options Plans

The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations.  Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant.

The Company has adopted the pro forma disclosure features of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  As required by SFAS 123, pro forma information regarding net income (loss) has been determined as if the Company accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123.  The following table illustrates the pro forma effect on net loss if the Company had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the three month and six month periods ended June 30, 2005 and 2004.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2005	2004	2005	2004

Net income (loss) available to common shareholders:
As reported	$1,172	$(2,587)	$(577)	$(3,851)

Less: total stock based employee compensation expense determined under the fair value method for all awards	87	93	153	187

Pro forma	$1,085	$(2,680)	$(730)	$(4,038)

Basic earnings per share
As reported	$0.03	$(0.09)	$(0.02)	$(0.13)
Pro forma	$0.03	$(0.09)	$(0.02)	$(0.14)

Diluted earning per share
As reported	$0.03	$(0.09)	$(0.02)	$(0.13)
Pro forma	$0.02	$(0.09)	$(0.02)	$(0.14)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB 25.  SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values.

SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted.  SFAS 123R will be effective for us beginning January 1, 2006 (as extended by the SEC on April 14, 2005).  SFAS 123R offers alternative methods of adoption.  At the present time, the Company has not yet determined which alternative method it will use.  Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after December 31, 2005.

4. Business Combinations

As discussed further in Note 3, from the period April 1, 2003 through June 1, 2005, during which the Company did not control Hawaiian, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. In connection with Hawaiian’s reorganization and emergence from bankruptcy, the Company issued debt and equity securities to holders of certain claims in Hawaiian’s bankruptcy case in order to consummate the Joint Plan, which resulted in the Company regaining of control of Hawaiian, which the Company did not have prior to the Effective Date of the Joint Plan.  As a result, the Company’s reacquisition of Hawaiian was accounted for a business combination and the results of operations of Hawaiian have been included in the Company’s results of operations since the Effective Date.

Under the Joint Plan, holders of lease-related claims, Hawaiian’s largest creditors, received full payment of their approved claims in a combination of cash, common stock of the Company, and subordinated convertible notes of the Company, as more fully discussed in Note 5, while holders of other claims received full payment of their claims in cash.  On the Effective Date, the Company issued approximately 14.1 million shares of common stock pursuant to the Joint Plan.  In accordance with EITF Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the common stock has been valued at $6.50 per share for accounting purposes. This price represents the average closing price per share for the five-day period including November 2, 2004, the date upon which the number of shares of common stock of the Company to be issued became fixed without subsequent revision.  The estimated total purchase price is as follows (in thousands):

Common stock	$91,805
Issuance of subordinated convertible notes	60,000
Cash payments made to holders of claims against Hawaiian	48,257
Accruals for estimated unpaid claims	18,246
Total estimated purchase price	$218,308

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Hawaiian based on their fair values as of the date of acquisition. The following table summarizes the Company’s estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is preliminary and will be finalized after completion of the independent appraisal of significant assets and liabilities acquired, and the resolution of certain pending claims in Hawaiian’s bankruptcy proceeding.  Independent valuation specialists are currently conducting an independent valuation in order to assist management in determining the fair values of a significant portion of these assets. The work performed by the independent valuation specialists has been considered in management’s estimates of the fair values reflected in the financial statements. The final determination of these fair values will include management’s consideration of a final valuation prepared by the independent valuation specialists. This final valuation will be based on the actual net tangible and intangible assets of Hawaiian that existed as of the date of acquisition. Therefore, the final amounts recorded may differ from the amounts included in these financial statements.

Assets
Cash and cash equivalents	$113,685
Restricted cash	57,448
Accounts receivable	51,433
Spare parts and supplies	13,130
Deferred taxes, net	13,576
Prepaid expenses and other	30,984
Property and equipment	49,530
Long-term prepayments and other	62,208
Intangible assets	168,280
Goodwill	105,823

Liabilities
Accounts payable	$47,623
Air traffic liability	152,929
Accrued liabilities	47,013
Debt and capital lease obligations	97,062
Accumulated pensions and other postretirement benefit obligations	200,777
Other liabilities	50,321

Of the total estimated purchase price, approximately $158.3 million has been allocated to amortizable intangible assets acquired, and approximately $115.8 million has been allocated to goodwill and intangible assets with indefinite lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but instead will be tested for impairment at least annually (more frequently if certain indicators are present). Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets.  Intangible assets with indefinite lives consist primarily of the estimated fair value allocated to the Hawaiian Airlines trade name. The Hawaiian Airlines trade name was determined to have an indefinite useful life due to several factors and considerations, including the length of time that the Hawaiian Airlines name has been in use, the Hawaiian Airlines brand awareness and market position, and the assumption of continued use of the Hawaiian Airlines brand. In the event that the Company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

The following table summarizes our estimates of the fair value of intangible assets at the date of acquisition and the useful lives assigned to each asset.

	Fair Value	Useful Life

Favorable maintenance contracts	$34,800	Term of agreements
Frequent flyer program - marketing relationships	111,766	8 years
Frequent flyer program - customer relationships	8,014	10 years
Hawaiian Airlines trade name	10,000	Indefinite
Operating certificate	3,700	12 years
	$168,280

The following table presents pro forma financial information as if the business combination had occurred as of the beginning of each period presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total revenue	$201,034	$186,257	$390,254	$360,397
Operating income (loss)	(4,647)	7,598	(1,320)	15,272
Income (loss) before income taxes	3,419	1,020	(3,811)	1,942
Net loss	(8,970)	(3,608)	(16,041)	(6,547)
Net loss per share:
Basic and diluted	(0.17)	(0.07)	(0.31)	(0.13)

Pro forma income (loss) before income taxes and net income (loss) include reorganization expenses of Hawaiian of $3.3 million for the three months ended June 30, 2004, and $5.3 million and $7.0 million for the six months ended June 30, 2005 and 2004, respectively.

5. Debt and Common Stock Warrant

The Joint Plan was financed through the Exit Financing Transactions, including the issuance of approximately 14.1 million shares of the Company’s common stock and the following debt instruments.

Senior Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc. (“Wells Fargo”), as agent for the senior lenders (the “Senior Credit Facility”). Indebtedness under the Senior Credit Facility is secured by substantially all of the assets of Hawaiian.  The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans and (ii) a $25.0 million term loan. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo’s published “prime rate”) plus the base rate margin (1.50 percentage points), and, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin (4.0 percentage points), as defined in the Senior Credit Facility.  The interest rate shall at no time be less than 5% per annum and is subject to adjustment from time to time.  The Senior Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. Hawaiian’s obligations under the Senior Credit Facility are guaranteed by the Company.  The Senior Credit Facility matures in three years.

Term B Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC (“Canyon”), as agent for the junior lenders (the “Term B Credit Facility”). The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10% per annum, with interest payable quarterly. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility.  The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by a lien on substantially all of the assets of Hawaiian, subject to the prior liens granted to the senior lenders under the Senior Credit Facility. The obligations of Hawaiian under the Term B Credit Facility are guaranteed by the Company.  The Term B Facility matures in three years.

Note Purchase Agreement

On June 1, 2005, the Company and RC Aviation entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which certain members of RC Aviation purchased from the Company Series A Subordinated Convertible Notes due June 1, 2010 (the “Series A Notes”) and Series B Subordinated Convertible Notes due June 1, 2010 (the “Series B Notes” and, together with the Series A Notes, the “Notes”), in the aggregate principal amount of $60.0 million.  The Notes provide for interest at a rate of 5% per annum, payable in cash or additional Notes at the option of the Company. The Notes will be convertible into the Company’s common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes are convertible into 8,933,000 shares and 4,860,103 shares, respectively, of the Company’s common stock at any time after the first anniversary of the issuance thereof (the convertibility of the Series B Notes was initially subject to the occurrence of certain events (including stockholder approval), all of which occurred in July 2005). The Notes become due in five years from the issue date, if not prepaid or converted prior to such date. The Company has the right, and has covenanted to use its best efforts, to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to purchase shares of newly designated Series E Preferred Stock of the Company (the “Series E Warrant”).  In July 2005, the warrant was automatically exchanged, upon the occurrence of certain events (including stockholder approval), for a warrant to purchase up to ten percent (10%) of the fully-diluted shares of common stock of the Company (6,855,685) at an exercise price of $7.20 per share (the “Common Stock Warrant”). Half of the Common Stock Warrants had been previously earned by RC Aviation for its funding commitment with respect to the Joint Plan and the other half were earned by RC Aviation in connection with its purchase of the Notes.  In connection with the issuance of the Notes and the granting of the Common Stock Warrants, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of the shares of the Company’s common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrants.

The Notes are convertible into common stock of the Company at a price per share that is lower than the closing share price of the Company’s common stock as of the date the Notes were issued, which constitutes a beneficial conversion feature.  In accordance with EITF Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the intrinsic value of the beneficial conversion feature as of June 1, 2005 of $27.8 million has been recorded as additional paid-in-capital.  Additionally, the fair value of the Common Stock Warrants of $13.5 million has also been recorded to additional paid-in-capital.  As a result of the amounts ascribed to the beneficial conversion feature and the Common Stock Warrants, the Notes have been recorded at a substantial discount, which will be accreted to interest expense over the stated life of the Notes.  The initial carrying value of the Notes was $18.7 million and the effective interest rate on the Notes is 35%.

Maturities of long-term debt as of June 30, 2005, in thousands, are as follows:

Remainder of 2005	$6,276
2006	12,834
2007	13,036
2008	34,086
2009	5,169
Thereafter	68,256
$139,657
Discount attributable to, net of accretion:
Intrinsic value of beneficial conversion feature on subordinated convertible notes	(27,550)
Fair value of warrants on subordinated convertible notes	(13,442)
Long-term IRS obligation (See Note 8)	(2,407)
$96,258
Less current portion	(20,182)
Total long term debt	$76,076

6. Leases

At June 30, 2005, Hawaiian leased all 25 of its aircraft under long-term operating leases. The aircraft fleet in service was as follows:

Aircraft Type	Number of Aircraft

B-767	14
B-717	11
Total	25

Hawaiian’s leases with Ansett Worldwide Aviation Services, Inc. (“Ansett”) for seven Boeing 767 aircraft allow Ansett to terminate the leases early, after not less than 180 days prior notice to Hawaiian, beginning on March 21, 2007. Ansett can terminate up to two leases between March 21, 2007 and September 20, 2007, up to three additional leases between September 21, 2007 and March 20, 2008 and up to two additional leases between March 21, 2008 and September 20, 2009. After September 20, 2009, Ansett can terminate up to all seven leases on not less than 180 days notice.

The following table sets forth Hawaiian’s scheduled future minimum lease commitments under operating and capital leases as of June 30, 2005.

	Operating	Capital
	Leases	Leases

Remainder of 2005	$49,424	$191
2006	99,449	242
2007	99,459	137
2008	104,559	102
2009	106,110	102
Thereafter	940,464	738
Total minimum lease payments	$1,399,465	1,512
Less amount representing interest (rates ranging from 7.40% to 11.10%)		441
Present value of capital lease obligations		$1,071

7.  Fuel Price Risk Management

As of June 2, 2005, Hawaiian had entered into jet fuel swap agreements with a single counterparty to hedge approximately 45% of its fuel requirements for the forward twelve month period.  Under the terms of these jet fuel swap agreements, Hawaiian is to pay a fixed amount per gallon of jet fuel, at prices ranging from $1.61 to $1.75 per gallon, and receive a floating amount per gallon of jet fuel from the counterparty, based on the market price for jet fuel. The fair value of the jet fuel swap agreements of $4.7 million was recorded in Prepaid expenses and other upon the Company’s acquisition of Hawaiian.

The jet fuel swap agreements do not qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, because the Company did not have the required documentation in place during the period ended June 30, 2005.  As a result, the increase in the fair value of the jet fuel swap agreements of $5.4 million during the period June 2, 2005 through June 30, 2005 was recorded as a component of Other, net, within non-operating income for the three and six months ended June 30, 2005.  The fair value of the jet fuel swap agreements of $10.1 million as of June 30, 2005 is recorded in Prepaid expenses and other on the consolidated balance sheet.

The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risks in the event any counterparty fails to meet its obligations. However, the Company does not expect any counterparty to fail to meet its obligations.

8. Income Taxes

The Company’s effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance, certain expenses that are not deductible for federal income tax purposes, and state income taxes.  In assessing the realizability of deferred tax assets, and thus the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to carry back net operating losses (NOLs) to periods in which the Company or Hawaiian had net taxable income, the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting NOL carryforwards prior to expiration.  The consummation of the Joint Plan triggered significant tax deductions related to the payment of certain claims, most significantly the lease-related claims.  The Company expects significant tax deductions and NOL carrybacks in its 2005 federal income tax return that will result in no taxes payable for 2005 and a refund for a

portion of the income taxes paid by Hawaiian in 2003 and 2004.   Net deferred tax assets have been reflected in the accompanying consolidated balance sheet only to the extent that NOLs will be carried back to years in which Hawaiian had net taxable income and thus realization is more likely than not.

As of December 31, 2004, the Company and Hawaiian had total NOL carryforwards of approximately $5.1 million and $8.4 million, respectively, available to offset future taxable income.  If not used to offset future taxable income, the Company’s NOLs will expire between the years 2014 and 2024 and Hawaiian’s NOLs will expire between the years 2005 and 2009.  Additionally, Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (“IRC Section 382”). IRC Section 382 places an annual limitation on the amount of income that can be offset by NOL carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation on Hawaiian’s NOLs of approximately $1.7 million. To the extent the NOL carryforwards of Hawaiian are used to offset future taxable income, goodwill will be reduced by the resulting tax benefit.

During 2003, the Internal Revenue Service (IRS) commenced an audit of Hawaiian, covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.0 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (i) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (ii) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax change in ownership limitations under IRC Section 382 on certain NOL carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS’s penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the NOL issue.  Under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments.  As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, Hawaiian will make quarterly payments of $1.4 million to the IRS through the second quarter of 2011. This obligation is included in long-term debt.

The IRS has appealed the decisions of the Bankruptcy Court with respect to both the excise tax penalty claim and the utilization of NOL carryforwards in 2001.  Additionally, the IRS is currently also in the process of examining Hawaiian’s income tax returns for 2003. The Company cannot currently determine the impact of any potential assessments by the IRS on the Company’s financial position, results of operations and liquidity.  Any additional taxes paid by Hawaiian related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill.

9. Employee Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering the Air Line Pilots Association (ALPA), the International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other employees (salaried, Transport Workers Union, Employees of the Communications Section). The plans for the IAM and other employees were frozen effective October 1, 1993. The new collective bargaining agreement that Hawaiian’s pilots ratified in May 2005 provides that benefit accruals for pilots under age 50 as of July 1, 2005 will be frozen effective January 1, 2008, and that Hawaiian will begin to make contributions to an alternate defined contribution retirement program for pilots.  All of the pilots’ existing accrued benefits under their defined benefit plan at the date of the freeze will be preserved, but there will be no further benefit accruals after the date of the freeze. The pilots’ plan is funded based on minimum requirements under the Employee Retirement Income Security Act of 1974 (ERISA), but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements.

Hawaiian also sponsors separate deferred compensation 401(k) plans for its pilots, flight attendants and ground and salaried employees. Participating employer cash contributions are not currently required under the terms of the pilots’ plan, but will be required subsequent to the freeze of the pilots’ defined benefit plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan.

In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian’s pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for Hawaiian. Employees in Hawaiian’s non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

The Company recorded the obligations under Hawaiian’s defined pension and other post-retirement benefit plans at their fair value as of June 2, 2005, based on the assumptions set forth below. The following table summarizes the accumulated benefit obligation, the projected benefit obligation and plan assets as of June 2, 2005.

	Pension Benefits	Other Benefits

Accumulated benefit obligation	$338,188	$55,950

Projected benefit obligation	$346,932	$55,950
Fair value of plan assets	(202,105)	—
Accrued benefit obligation	$144,827	$55,950

The following actuarial assumptions were used to determine the Company’s defined pension and other post-retirement benefit obligations and net periodic benefit expense for the year ending December 31, 2005:

Discount rate	5.0%
Expected return on plan assets	7.9%
Rate of compensation increase*	1.0%

*  Pilots only. The rate of compensation increase is not applicable to the frozen plans.

The health care cost trend rate was assumed to be 9.5% for 2005 and decrease gradually to 4.75% over 9 years and remain level thereafter.

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan’s assets, including the trustee’s review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Hawaiian’s expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The actual asset allocation percentages by category as of June 2, 2005, the target allocation of assets by category, and the expected long-term rate of return by category are as follows:

	Asset Allocation Percentage		Expected Long- Term Rate of
	June 2, 2005	Target	Return

U.S. equities	43%	50%	10%
Fixed income	9%	30%	4%
International equities	10%	10%	10%
Other	38%	10%	8%

Based on current legislation and current assumptions, the Company anticipates contributing $9.9 million and $43.6 million to Hawaiian’s defined benefit pension plans during the remainder of 2005 and 2006, respectively.  The Company projects that Hawaiian’s pension plans will make the following benefit payments, which reflect expected future service, for the years ended December 31:

2005	$15,112
2006	16,000
2007	17,366
2008	18,801
2009	19,934
2010 through 2014	112,312

The following table sets forth the net periodic benefit cost for the three and six months ended June 30, 2005 (such expense was recognized only during the period June 2, 2005 through June 30, 2005, when Hawaiian was consolidated by the Company).

Components of Net Periodic Benefit Cost

Service cost	$469
Interest costs	1,428
Expected return on plan assets	(1,335)
Net periodic benefit cost	$562

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost components	$673	$(535)
Effect on postretirement benefit obligation	$9,283	$(7,541)

10. Stock Compensation

Under a stock compensation program that became effective on June 2, 2005, the Effective Date of the Joint Plan, Hawaiian’s eligible employees will be granted 1.5 million shares of the Company’s common stock.  Each eligible full time employee will have 100 immediately vested shares deposited in their 401(k) account (part-time eligible employees will receive 50 immediately vested shares), subject to applicable legal limitations, as soon as practicable after the Effective Date. Remaining shares will be distributed in two equal distributions on May 1, 2006 and May 1, 2007.  The allocation of the May 1, 2006 and May 1, 2007 distributions will be based on the employee’s pro rata share of W-2 wages for the tax year preceding the year of each distribution.  The Company recorded compensation expense of $1.6 million during the three and six months ended June 30, 2005 related to approximately 285,000 shares for the first distribution, which is expected to occur shortly after the registration of the shares.  Compensation expense for the May 1, 2006 distribution is being accrued over the service period (the 2005 tax year) based on the ending price of the Company’s common stock for each reporting period.  During the three and six months ended June 30, 2005, the Company recorded compensation expense of $1.2 million related to the May 1, 2006 distribution.

11. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

American Airlines

Included in accrued liabilities is a pending unpaid claim in the amount of approximately $11.0 million from American Airlines (“American”) for unpaid rent relating to DC-10 aircraft which Hawaiian leased from American prior to the Petition Date and unpaid maintenance charges.  Hawaiian disputes a substantial portion of American’s claim and also contends that a significant portion of the claim should be categorized as a Class 5 claim under the Joint Plan (see Note 2 above for a table summarizing the classification and treatment of claims under the Joint Plan). By Order entered on January 20, 2005, the Bankruptcy Court provided for the continued negotiations among the parties following confirmation of the Joint Plan, or a hearing before the Bankruptcy Court to resolve the issues, if agreement could not be reached, without prejudice to their respective rights.  To the extent that Hawaiian ultimately pays more or less than the amount accrued, there will be a corresponding increase or decrease, respectively, in goodwill.

Bankruptcy Success Fees

The bankruptcy trustee in Hawaiian’s Chapter 11 proceeding has submitted an application to the Bankruptcy Court for an $8 million success fee, in addition to $1.2 million of compensation already received. Simat, Helliesen & Eichner, the trustee’s advisor in the case, has also submitted a success fee application in the amount of $1.75 million, in addition to hourly fees of $4.6 million billed in the case.  The Bankruptcy Court has set a hearing on these fees for September 29, 2005.  The Company vigorously opposes the payment of these success fees and plans to file an objection to each application with the Bankruptcy Court, as it believes the parties have already been adequately compensated.  No amounts have been accrued for the success fee applications.  Any amounts ultimately paid will result in a corresponding increase in goodwill.

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

General Guarantees and Indemnifications

Hawaiian is the lessee under certain real estate leases. It is common in such commercial lease transactions for Hawaiian as the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to Hawaiian’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, Hawaiian typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. Hawaiian expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

12. Subsequent Events

On July 7, 2005, the Company’s stockholders approved an amendment (the “Amendment”) of the Company’s certificate of incorporation to increase the number of authorized shares of capital stock from 62.0 million shares (consisting of 60.0 million shares of common stock and 2 million shares of preferred stock) to 120 million shares (consisting of 118 million shares of common stock and 2 million shares of preferred stock). The increase in the number of authorized shares of common stock was necessary in order to have sufficient shares of common stock available for the issuance of certain shares upon exercise of securities that were part of the exit financing from bankruptcy of Hawaiian, for grants under the Company’s newly adopted 2005 Stock Incentive Plan, and a reserve of common shares for present and future needs and growth.

On July 7, 2005, the Company’s stockholders approved the Company’s 2005 Stock Incentive Plan (the “Plan”) which supersedes the Company’s 1996 Stock Incentive Plan and 1996 Nonemployee Director Stock Option Plan (the “Prior Plans”), which would have expired under their terms in 2006.  The Plan allows for the issuance of 8 million shares of common stock, which includes approximately 1.1 million shares to be rolled over from the Company’s Prior Plans and approximately 6.9 million additional shares of common stock.  The Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant to participants: (i) options to purchase common stock, which may be in the form of non-statutory stock options or, if granted to employees, Incentive Stock Options; (ii) stock appreciation rights; (iii) deferred stock units; (iv) restricted common stock with such restriction periods, restrictions on transferability, and performance goals as the Compensation Committee may designate at the time of grant; (v) cash payments that may be granted separately or as a supplement to any stock-based award; (vi) dividend rights to participants, which rights entitle a participant to receive the dividends on common stock to which the participant would be entitled if the participant owned the number of shares of common stock represented by the dividend rights; and (vii) other stock-based awards as deemed by the Compensation Committee to be consistent with the purposes of the Plan.  The Plan also authorizes the Governance and Nominating Committee of the Company’s Board of Directors to grant and administer director options.  The term of each award will be determined by the Compensation Committee at the time each award is granted, provided that the terms of options, stock appreciation rights and dividend rights may not exceed ten years.

Shares granted under the Plan will be made available from unissued common stock or from common stock held in treasury. The Plan imposes the following limitations on awards issued under the Plan: (i) the maximum number of shares of common stock that may be granted as awards to any participant in any fiscal year shall not exceed 1.5 million shares; (ii) the maximum amount of cash or cash payments that may be granted as awards in any fiscal year shall not exceed $100,000; and (iii) the maximum number of dividend rights that may be granted as awards to any participant in any fiscal year shall not exceed dividend rights with respect to 1.5 million shares. The shares of common stock subject to the Plan and each limitation described above are subject to adjustment in the event of certain changes of capitalization.  No awards may be granted under the Plan after April 27, 2015. The Plan may be terminated by the Board of Directors at any time, but the termination of the Plan will not adversely affect awards that have previously been granted.

On July 8, 2005, the Amendment was filed with the Secretary of State of the State of Delaware and became effective, and the Series E Warrant was exchanged for the Common Stock Warrant.

Hawaiian Airlines, Inc.

Statement of Operations (in thousands) (unaudited)

	April 1 - June 1,	April 1 - June 30,	January 1 - June 1,	January 1 - June 30,
	2005	2004	2005	2004

Operating Revenue:
Passenger	$120,451	$176,395	$290,198	$339,276
Charter	1,396	1,154	5,914	3,056
Cargo	4,724	7,420	11,770	14,670
Other	5,593	6,209	13,626	12,007
Total	132,164	191,178	321,508	369,009

Operating Expenses:
Wages and benefits	38,818	58,544	95,107	115,050
Aircraft fuel, including taxes and oil	31,452	31,696	69,786	59,836
Maintenance materials and repairs	9,794	13,041	23,865	24,469
Aircraft rent	17,727	26,600	43,868	53,232
Other rentals and landing fees	3,924	6,046	9,637	11,999
Sales commissions	1,213	1,203	2,607	2,291
Depreciation and amortization	1,568	1,820	3,768	3,614
Other	25,836	34,008	62,663	64,557
Total	130,332	172,958	311,301	335,048

Operating Income	1,832	18,220	10,207	33,961

Nonoperating Income (Expense):
Reorganization items, net	502	(3,284)	(5,349)	(7,038)
Interest and amortization of debt expense	(131)	(62)	(465)	(111)
Loss on disposition of equipment	(4)	(20)	(45)	(36)
Other, net	4,681	(112)	3,403	(50)
Total	5,048	(3,478)	(2,456)	(7,235)

Income Before Income Taxes	6,880	14,742	7,751	26,726

Income Tax Provision	12,749	5,561	13,266	10,312

Net Income (Loss)	$(5,869)	$9,181	$(5,515)	$16,414

See Accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc.

Balance Sheets (in thousands) (unaudited)

	June 1,	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$118,176	$110,647
Restricted cash	57,448	47,902
Accounts receivable, net of allowance for doubtful accounts of $1,219 and $1,337 as of June 1, 2005 and December 31, 2004, respectively	37,675	23,321
Spare parts and supplies	10,911	8,527
Prepaid expenses and other	30,984	31,046
Total current assets	255,194	221,443

Property and equipment, less accumulated depreciation and amortization of $43,568 and $40,383 as of June 1, 2005 and December 31, 2004, respectively	60,035	51,539

Other Assets:
Long-term prepayments and other	33,256	33,492
Reorganization value in excess of amounts allocable to identifiable assets, net	27,731	27,731

Total Assets	$376,216	$334,205

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$43,865	$47,097
Air traffic liability	166,464	129,532
Other accrued liabilties	35,005	30,981
Current portion of long-term debt	4,296	13
Current portion of capital lease obligations	11	66
Total current liabilities	249,641	207,689

Long-Term Debt	25,294	33

Other Liabilities and Deferred Credits:
Accumulated pensions and other postretirement benefit obligations	142,489	144,198
Other liabilities and long-term deposits	37,305	60,698
Total other liabilities and deferred credits	179,794	204,896

Liabilities Subject to Compromise	214,879	214,695

Commitments and Contingent Liabilities

Shareholders’ Deficiency
Common Stock - $0.01 par value, 60,000,000 shares authorized, 27,814,143 shares issued and outstanding as of June 1, 2005 and December 31, 2004	278	278
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding at June 1, 2005 and December 31, 2004	—	—
Capital in excess of par value	60,084	60,084
Notes receivable from Common Stock sales	(49)	(69)
Accumulated deficit	(236,733)	(231,218)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(120,716)	(120,716)
Unrealized gain on hedge instruments	3,744	(1,467)

Shareholders’ deficiency	(293,392)	(293,108)

Total Liabilities and Shareholders’ Deficiency	$376,216	$334,205

See Accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc.

Statements of Cash Flows (in thousands) (unaudited)

	January 1- June 1, 2005	January 1- June 30, 2004

Cash Flows From Operating Activities:
Net income (loss)	$(5,515)	$16,414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reorganization items, net	5,349	7,038
Depreciation	3,610	3,400
Amortization	158	214
Net periodic postretirement benefit cost	3,300	2,244
Loss on disposition of equipment	45	36
Increase in restricted cash	(9,546)	(35,031)
Increase in accounts receivable	(14,354)	(5,506)
Increase in inventories	(2,384)	(2,472)
Decrease in prepaid expenses	62	2,659
Increase (decrease) in accounts payable	(3,232)	8,595
Increase in air traffic liability	36,932	60,873
Increase (decrease) in accrued liabilities	4,057	(4,338)
Other, net	2,437	(10,781)

Net cash provided by operating activities before reorganization activities	20,919	43,345

Reorganization activities:
Professional fees	(6,928)	(8,543)
Interest on accumulated cash balances	1,579	1,196

Net cash used in reorganization activities	(5,349)	(7,347)

Net cash provided by operating activities	15,570	35,998

Cash Flows From Investing Activities:
Additions to property and equipment	(12,054)	(4,137)

Net cash used in investing activities	(12,054)	(4,137)

Cash Flows From Financing Activities:
Long-term borrowings	4,256	52
Proceeds from sales of common stock	20	1,349
Repayment of long-term debt	(21)	(19)
Repayment of capital lease obligations	(242)	(530)

Net cash provided by financing activities	4,013	852

Net increase in cash and cash equivalents	7,529	32,713

Cash and cash equivalents - Beginning of Period	110,647	87,728

Cash and cash equivalents - End of Period	$118,176	$120,441

See Accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc.

Notes to Financial Statements (Unaudited)

(All dollar amounts in thousands, unless otherwise stated)

1. Business and Basis of Presentation

Hawaiian Airlines, Inc., a wholly-owned subsidiary of Hawaiian Holdings, Inc. (“Holdings”), was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, is the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States.  Hawaiian Airlines is engaged primarily in the scheduled transportation of passengers, cargo and mail.  On June 2, 2005, concurrent with its emergence from bankruptcy protection, Hawaiian Airlines, Inc., a Hawaii corporation, was merged with and into HHIC, Inc. (“HHIC”), a wholly-owned subsidiary of Holdings, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation.

Hawaiian is a predecessor of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (SEC).  As a result, financial information of Hawaiian, prepared in accordance with Regulation S-X of the SEC, up until the point at which Hawaiian was subsumed by Holdings has been included in the accompanying financial statements and in the Quarterly Report on Form 10-Q of Holdings for the quarterly period ended June 30, 2005.  The accompanying financial statements, prepared as of and through June 1, 2005, do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occuring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

The accompanying unaudited financial statements were prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), and on a going-concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with a company’s reorganization from the normal, ongoing operations of its business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately as reorganization activities in the accompanying statements of operations.  The balance sheets distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities subject to compromise are reported at the amounts expected to be allowed even if they might ultimately be settled for lesser amounts.

The accompanying unaudited financial statements have also been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation are included. However, due to seasonal fluctuations common to the airline industry, results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Proceedings under Chapter 11 of the Bankruptcy Code, Liquidity and Going Concern

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and orders of the bankruptcy court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy.

On March 11, 2005, Holdings, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, HHIC, and RC Aviation, LLC (which is currently the largest stockholder of Holdings), sponsored the Third Amended Joint Plan of Reorganization (the “Joint Plan”) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the HHIC Merger.

The following table briefly summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Non Current Obligations	Common Stock of Holdings

Unclassified	Unsecured Priority Tax Claims	In cash, paid in up to twenty-four (24) equal quarterly installments.	$1.2	$29.5	$—

Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—

Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—

Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—

Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	36.6	—	—

Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of Holdings based on a stock value of $6.16 per share, and subordinated convertible notes of Holdings	27.0	60.0	87.0

Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—

Class 7 (Impaired/ Unimpaired)	Equity Interests

Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, Holdings was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of Holdings common shareholders.

		Total	$67.9	$90.7	$87.0

Cash and common stock claims have been settled, with the exception of disputed claims totaling $14.4 million that are included in the Class 2 and 4 claims above at the gross claim amount. The ultimate resolution of the disputed claims may be lower, but we can provide no assurance that this will occur. For these reasons, the ultimate amounts and classifications of such claims cannot yet be determined.

The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings common stock to the holders of lease-related claims, a private placement by Holdings of $60.0 million in subordinated convertible notes, and the Senior Credit Facility and Term B Credit Facility of Hawaiian, as described below.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with Holdings, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc. (“Wells Fargo”), as agent for the senior lenders (the “Senior Credit Facility”). Indebtedness under the Senior Credit Facility is secured by substantially all of the assets of Hawaiian.  The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans and (ii) a $25.0 million term loan. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo’s published “prime rate”) plus the base rate margin (1.50 percentage points), and, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin, as defined in the Senior Credit Facility.  The interest rate shall at no time be less than 5% per annum and is subject to adjustment from time to time.  The Senior Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. Hawaiian’s obligations under the Senior Credit Facility are guaranteed by Holdings.  The Senior Credit Facility matures in three years.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with Holdings, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC (“Canyon”), as agent for the junior lenders (the “Term B Credit Facility”). The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10% per annum, with interest payable quarterly. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility.  The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by a lien on substantially all of the assets of Hawaiian, subject to the prior liens granted to the senior lenders under the Senior Credit Facility. The obligations of Hawaiian under the Term B Credit Facility are guaranteed by Holdings.  The Term B Facility matures in three years.

The Chapter 11 filing, including the subsequent appointment of the bankruptcy trustee, and the resulting uncertainty regarding Hawaiian’s future prospects raised substantial doubt about the ability of Hawaiian to continue as a going concern.  With the consummation of the Joint Plan, the conditions that previously raised substantial doubt about whether Hawaiian would continue as a going concern no longer exist.

3. Stock Compensation

Hawaiian accounts for stock options issued by Hawaiian prior to its August 2002 corporate restructuring and for stock options issued subsequent to the corporate restructuring by Holdings related to Hawaiian’s participation in the stock-based compensation plans of Holdings, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant.

Hawaiian has adopted the pro forma disclosure features of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  As required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123.  The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the second quarter and year-to-date periods of 2004 and 2005.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model.

(in thousands, except share data)	April 1- June 1, 2005	April 1- June 30, 2004	January 1- June 1, 2005	January 1- June 30, 2004

Net income (loss):
As reported	$(5,869)	$9,181	$(5,515)	$16,414

Less: total stock based employee compensation expense determined under the fair value method for all awards	44	93	110	187
Pro forma	$(5,913)	$9,088	$(5,625)	$16,227

4. Liabilities Subject to Compromise

Under the Bankruptcy Code, pre-petition obligations of Hawaiian generally may not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. Hawaiian received approval from the Bankruptcy Court to: (i) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (ii) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (iii) honor customer service programs, including the HawaiianMiles program and ticketing policies; (iv) honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; and (v) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above, which consisted primarily of lease-related claims and pre-petition accounts payable, were classified as liabilities subject to compromise and were settled under the Joint Plan, as further described in Note 2.

Included in liabilities subject to compromise is a claim in the amount of approximately $11.0 million from American Airlines (“American”) for unpaid rent relating to DC-10 aircraft which Hawaiian leased from American prior to the Petition Date and unpaid maintenance charges.  Hawaiian disputes a substantial portion of American’s claim and also contends that a significant portion of the claim should be categorized in Class 5. By Order entered on or about January 20, 2005, the Bankruptcy Court provided for the continued negotiations among the parties following confirmation of the Joint Plan, or a hearing before the Bankruptcy Court to resolve the issues, if agreement could not be reached, without prejudice to their respective rights.

5. Reorganization Items, Net

Reorganization items, net represents amounts resulting directly from Hawaiian’s Chapter 11 proceedings and are presented separately in its statement of operations.  Reorganization items, net for each period presented consisted primarily of professional fees incurred in connection with Hawaiian’s Chapter 11 case.

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense included the following components:

	April 1- June 1, 2005	April 1- June 30, 2004	January 1- June 1, 2005	January 1- June 30, 2004

Service cost	$2,117	$2,591	$5,293	$5,182
Interest cost	3,599	5,074	8,998	10,148
Expected return on plan assets	(2,820)	(4,317)	(7,050)	(8,634)
Amortization of prior service cost	39	55	570	111
Recognized net actuarial loss	1,537	1,984	3,842	3,968

Net periodic benefit expense	$4,472	$5,387	$11,653	$10,774

7. Income Taxes

Hawaiian’s effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance for deferred tax assets, the non-deductibility of certain reorganization related expenses, and state income taxes.  Due in part to limitations on the availability of Hawaiian’s net operating loss (“NOL”) carryforwards to offset federal income taxes payable, as further discussed below, Hawaiian has paid income taxes on its taxable earnings in both 2003 and 2004.  As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes.  Hawaiian increased its valuation allowance by approximately $4.9 million during the second quarter of 2005 due to a determination, based on developments during that quarter in its on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

Utilization of Hawaiian’s deferred tax assets is predicated on its ability to generate taxable income in the future years in which those temporary differences become deductible.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At June 1, 2005 and December 31, 2004, Hawaiian recognized a full valuation allowance on its net deferred tax assets.

During 2003, the Internal Revenue Service (IRS) commenced an audit of Hawaiian, covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.0 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (i) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (ii) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax change in ownership limitations under IRC Section 382 on certain NOL carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS’s penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the NOL issue.  Under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments.  As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, Hawaiian will make quarterly payments of $1.4 million to the IRS through the 2nd quarter of 2011.

The IRS has appealed the decisions of the Bankruptcy Court with respect to both the excise tax penalty claim and the utilization of NOL carryforwards in 2001.  Additionally, the IRS is currently also in the process of examining Hawaiian’s income tax returns for 2003. Hawaiian cannot currently determine the impact of any potential assessments by the IRS on Hawaiian’s financial position, results of operations and liquidity.

8. Comprehensive Income (Loss)

Total comprehensive loss for the period from April 1 through June 1, 2005 was $14.5 million and for the period from January 1 through June 1, 2005 was $0.3 million.  Total comprehensive income for the three and six months ended June 30, 2004 was $7.3 million and $15.5 million, respectively.  The difference between net income and total comprehensive income for each period was due to change in the fair value of derivative financial instruments accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

9.  Commitments and Contingencies

From time to time, Hawaiian is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material adverse effect upon Hawaiian’s results of operations and financial condition. Furthermore, Hawaiian’s Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceeding or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date.

Hawaiian is the lessee under various leases for real property.  It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and related third parties, if any, for tort liabilities that arise out of or relate to the lessee’s use or occupancy of the leased premises.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.  Given the nature of its business, Hawaiian also typically indemnifies such parties for any environmental liability that might arise out of or relates to its use of the leased premises.  Although Hawaiian cannot estimate the potential amount of future liabilities that might be caused by the foregoing indemnities and lease agreements, if any, Hawaiian believes that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to the real property that it leases.

ITEM 2.                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect the Company’s current views with respect to certain current and future events and financial performance.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the Company’s actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•      aviation fuel costs;

•      Hawaiian’s dependence on tourism;

•      the effects of seasonality and cyclicality;

•      the competitive advantages held by full service airlines in the transpacific markets;

•      competitive pressures on pricing (particularly from lower-cost competitors);

•      demand for transportation in the markets in which Hawaiian operates, including Hawaiian interisland service;

•      the impact of substantial financial and operating leverage;

•      the Company’s ability to meet financial covenants;

•      the competitiveness of the Company’s labor costs;

•      the Company’s relationship with its employees and possible work stoppages;

•      the Company’s ability to attract, motivate and/or retain key executives;

•      increasing dependence on technologies to operate Hawaiian’s business;

•      Hawaiian’s reliance on third parties for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training);

•      Hawaiian’s fleet concentration in B717 aircraft;

•      the ability of one of Hawaiian’s aircraft lessors to terminate certain aircraft leases;

•      the resolution of certain Internal Revenue Service tax claims;

•      the impact of indebtedness on Hawaiian’s financial condition and operations;

•      the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack; maintenance costs and possible unavailable aircraft; financing costs;

•      the impact of Section 404 of the Sarbanes-Oxley Act of 2002;

•      aircraft unavailability due to mechanical or other factors;

•      bankruptcy of the Company’s competitors and the impact such bankruptcies might have on fares;

•      government legislation and regulation, including the Aviation and Transportation Security Act and other September 11, 2001 related regulations;

•      changes that may be required by the Federal Aviation Administration or other regulators to Hawaiian’s aircraft or operations;

•      the impact of possible aircraft incidents;

•      the impact of possible outbreaks of disease;

•      economic conditions;

•      changes in capacity in the transpacific and interisland markets;

•      changes in the level of fares we can charge and remain competitive;

•      the cost and availability of insurance, including aircraft insurance;

•      security-related costs;

•      consumer perceptions of the services of Hawaiian; and

•      other risks and uncertainties set forth from time to time in the Company’s reports to the SEC.

The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Overview

Our Company

Hawaiian Holdings, Inc. (the “Company” or “Holdings”) is a holding company whose primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”). Based on the number of scheduled miles flown by revenue passengers (known as revenue passenger miles) in 2004, Hawaiian is the largest airline headquartered in Hawaii and the sixteenth largest airline in the United States. Hawaiian offers daily service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Francisco, Las Vegas, Phoenix, Portland, and Seattle, as well as approximately 100 daily jet flights among the Hawaiian Islands, and additional service to Australia, American Samoa and Tahiti.

Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became an indirect wholly-owned subsidiary of the Company pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and a direct wholly-owned subsidiary of the Company in June 2005 pursuant to a short-form merger described in greater detail below under “Consummation of Hawaiian’s Joint Plan of Reorganization.”  Based in Honolulu, Hawaiian has over 3,300 employees.

While Hawaiian’s operations and financial results are affected by a variety of factors, Hawaiian, like all airlines, is particularly affected by the availability and price of jet fuel.  Fuel costs, which are volatile and are currently at historically high levels, constitute a significant portion of Hawaiian’s operating expense, representing approximately 19.6% and 22.4% of Hawaiian’s operating expenses for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively.  Based on gallons expected to be consumed in 2005, for every one cent change in the price of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.1 million.

Consummation of Hawaiian’s Joint Plan of Reorganization

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii. The Company did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and orders of the bankruptcy court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization. The bankruptcy filing and subsequent appointment of the bankruptcy trustee effectively served to divest operational and financial control of Hawaiian from the officers and directors of the Company, and severed the availability of funds needed by the Company to support its efforts to meet its ongoing financial and other obligations, including its reporting requirements under the Securities Exchange Act of 1934, as amended.

On March 11, 2005, the Company, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC, Inc., (“HHIC”), and RC Aviation, LLC sponsored the Third Amended Joint Plan of Reorganization (the “Joint Plan”) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, with HHIC as the surviving entity and to immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation. As used in this report, the term “Hawaiian” refers to the predecessor company for all periods prior to the HHIC merger and the successor company for all periods subsequent to the HHIC merger.  The Company retained its equity interest in Hawaiian; however, in connection with the Joint Plan, the Company issued shares of its common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of the Company’s common stockholders.

The Joint Plan was consummated on June 2, 2005. As described further below under “Liquidity and Capital Resources,” the Joint Plan was financed through the Company’s issuance of approximately 14.1 million shares of its common stock to the holders of lease-related claims, a $50.0 million senior secured credit facility of Hawaiian, a $25.0 million junior secured term loan of Hawaiian and a private placement by the Company of $60.0 million in subordinated convertible notes (collectively, the “Exit Financing Transactions”).

Results of Operations

The Company’s operations and financial results are sensitive to seasonal volatility, primarily due to leisure and holiday travel patterns.  Hawaii is a popular vacation destination for travelers.  Traffic levels are typically weaker in the first quarter of the year and stronger travel periods occur during June, July, August and December.  During weaker travel periods, the Company may adjust its flight availability to obtain a profitable passenger load factor, or utilize aggressive fare pricing strategies to increase its traffic volume, which may involve higher ticket discounts during these periods.  The Company’s results of operations generally reflect this seasonality, but are also impacted by numerous other factors that are not necessarily seasonal.  These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation.  Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns.  As a result, the Company’s operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, the Company consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership interest in Hawaiian using the cost method of accounting.  The Company’s results of operations, therefore, do not include Hawaiian’s operating results during the period from April 1, 2003 through June 1, 2005. During this period, the Company generated no revenue and its operating expenses consisted almost entirely of legal and professional fees related to Hawaiian’s Chapter 11 case, consulting fees, legal fees for general corporate matters and insurance expenses.  Those expenses were $2.6 million and $3.9 million, respectively, for the three and six months ended June 30, 2004 and $0.9 million and $3.0 million, respectively, for the periods April 1 through June 1, 2005 and January 1 through June 1, 2005, prior to the reacquisition of Hawaiian. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, the Company reconsolidated Hawaiian as of such date for financial reporting purposes. Hawaiian’s emergence from bankruptcy has been accounted for as a business combination (the acquisition of Hawaiian by the Company), with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair value as of June 2, 2005 and the results of operations of Hawaiian included in the Company’s consolidated results of operations from June 2, 2005.  However, given the significance of Hawaiian’s results of operations to the Company’s future results of operations and financial condition, as well as the extremely limited nature of the Company’s operations subsequent to Hawaiian’s bankruptcy filing, the historical results of operations of the Company and Hawaiian have been combined and discussed below in order to provide a more informative comparison of results.

Combined Entity

Statement of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating Revenue:
Passenger	$184,331	$176,395	$354,078	$339,276
Charter	2,081	1,154	6,599	3,056
Cargo	7,293	7,420	14,339	14,670
Other	8,381	6,209	16,414	12,007
Total	202,086	191,178	391,430	369,009

Operating Expenses:
Wages and benefits	61,396	58,544	117,685	115,050
Aircraft fuel, including taxes and oil	48,222	31,696	86,556	59,836
Maintenance materials and repairs	13,792	13,041	27,863	24,469
Aircraft rent	26,589	26,600	52,730	53,232
Other rentals and landing fees	5,817	6,046	11,530	11,999
Sales commissions	1,771	1,203	3,165	2,291
Depreciation and amortization	3,824	1,820	6,024	3,614
Other	42,384	36,597	81,306	68,411
Total	203,795	175,547	386,859	338,902

Operating Income (Loss)	(1,709)	15,631	4,571	30,107

Nonoperating Income (Expense):
Reorganization items, net	502	(3,284)	(5,349)	(7,038)
Interest and amortization of debt expense	(1,235)	(62)	(1,569)	(111)
Interest income	508	2	508	3
Other, net	10,213	(132)	8,894	(86)
Total	9,988	(3,476)	2,484	(7,232)

Income (Loss) Before Income Taxes	8,279	12,155	7,055	22,875

Income Tax Provision	12,749	5,561	13,266	10,312

Net Income (Loss)	$(4,470)	$6,594	$(6,211)	$12,563

Operating Statistics of Hawaiian Airlines, Inc.

Combined Entity

Statistical Data (Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands, except as otherwise indicated)	2005		2004		2005		2004

Scheduled Operations:
Revenue passengers flown	1,421		1,413		2,775		2,812
Revenue passenger miles (“RPM”)	1,618,956		1,519,764		3,090,337		2,941,364
Available seat miles (“ASM”)	1,896,133		1,764,421		3,625,073		3,495,967
Passenger load factor	85.38%		86.13%		85.25%		84.14%
Passenger revenue per passenger mile (“Yield”)	11.39	¢	11.61	¢	11.46	¢	11.54	¢

Charter Operations:
Revenue block hours operated (actual)	278		172		927		408
Revenue per revenue block hour	$7.5		$6.7		$7.1		$7.5

Cargo Operations:
Revenue ton miles	21,601		20,931		39,920		41,356
Revenue per revenue ton mile	29.30	¢	31.05	¢	31.24	¢	31.07	¢

Total Operations:
Operating Revenue per ASM	10.46	¢	10.71	¢	10.46	¢	10.41	¢
Operating Cost per ASM	10.36	¢	9.84	¢	10.24	¢	9.56	¢
Revenue passengers flown	1,432		1,419		2,809		2,828
Revenue block hours operated (actual)	20,150		19,011		39,445		38,035
RPM	1,647,467		1,537,386		3,185,210		2,984,545
ASM	1,931,262		1,784,715		3,740,750		3,545,571
Breakeven load factor (a)	90.91%		84.77%		89.37%		82.87%
Gallons of jet fuel consumed	27,683		25,659		53,829		51,072
Average cost per gallon of jet fuel (actual) (b)	$1.74		$1.23		$1.61		$1.17

(a) The scheduled passenger load factor required at the current yield to breakeven with operating expenses.

(b) Includes applicable taxes and fees.

The combined entity’s results of operations for the three and six months ended June 30, 2005, were affected by the application of purchase accounting at the Effective Date.  The assets and liabilities of Hawaiian were recorded at fair value as of June 2, 2005, which increased (decreased) operating income for the month of June as follows:

Decrease in benefit expense due to elimination of unrecognized actuarial losses	$755
Increase in aircraft rental expense due to recording operating leases at fair value	(158)
Decrease in passenger revenue due to elimination of deferred partner revenue	(2,033)
Increase in depreciation and amortization due to recording assets at fair value	(1,559)
Net decrease in operating income	$(2,995)

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004

The combined entity had a net loss of $4.5 million for the three months ended June 30, 2005, compared to net income of $6.6 million for the comparable three month period in 2004.  The $11.1 million decrease in income for the second quarter of 2005 was due primarily to a $17.3 million net decrease in operating income and a $7.2 million increase in income tax expense that, cumulatively, more than offset a period over period increase of $13.5 million in nonoperating income.

Operating Revenue. Operating revenue was $202.1 million for the three months ended June 30, 2005, a 5.7 percent increase over operating revenue of $191.2 million for the same three-month period in 2004.  Scheduled passenger revenue was $184.3 million for the three months ended June 30, 2005, compared to scheduled passenger revenue of $176.4 million for the same three-month period in 2004.  The $7.9 million, or 4.5 percent, net increase in the 2005 period’s scheduled passenger revenue was due primarily to the increases in traffic on Hawaiian’s long-haul routes.  In addition, the decrease in passenger revenue due to the elimination of deferred partner revenue in purchase accounting resulted in a $2.0 million decrease in passenger revenue that otherwise would have been recognized in June 2005. The table below shows the 2005 period changes from the comparable 2004 period in scheduled passenger revenue, yields, RPMs and ASMs by Hawaiian’s geographic markets.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
Transpacific	$5.5	(0.6)%	5.5%	4.1%
South Pacific	4.0	16.0%	31.6%	55.2%
Interisland	(1.6)	(2.2)%	(0.8)%	2.0%
Total scheduled	$7.9	(1.9)%	6.5%	7.5%

Other operating revenue was $17.8 million for the three months ended June 30, 2005, and $14.8 million for the comparable three-month period in 2004.  The $3.0 million, or 20.1 percent, net increase in the 2005 period’s other operating revenue was due primarily to increases of $0.9 million in charter revenue and $2.2 million in ticket change fees, and commissions and fees earned under certain joint marketing agreements with other companies.

Operating Expenses. Operating expenses were $203.8 million for the three months ended June 30, 2005, a $28.2 million increase from operating expenses of $175.5 million for the comparable three-month period in 2004.  As is discussed more fully below, the net increase in the 2005 period’s operating expenses was due primarily to increases in aircraft fuel, aircraft maintenance and other operating expense, offset in part by a decrease in aircraft rent expense.

		Change from
	Three months	three months
	ended	ended	Percent
(in thousands)	June 30, 2005	June 30, 2004	change

Operating expenses
Wages and benefits	$61,396	$2,852	4.9%	(a)
Aircraft fuel, including taxes and oil	48,222	16,526	52.1	(b)
Aircraft rent	26,589	(11)	—
Maintenance materials and repairs	13,792	751	5.8
Other rentals and landing fees	5,817	(229)	(3.8)
Depreciation and amortization	3,824	2,004	110.1	(c)
Sales commissions	1,771	568	47.2
Other	42,384	5,787	15.8	(d)
Total operating expenses	$203,795	$28,248	16.1%

(a)           The increase in wages and benefits was primarily due to the recognition of $2.9 million in June 2005 of compensation expense related to the stock compensation program that became effective on June 2, 2005, under which Hawaiian’s eligible employees will be granted 1.5 million shares of Hawaiian Holdings common stock. See Note 10 to the Hawaiian Holdings financial statements.

(b)           The increase in aircraft fuel expense was due to a 41.5 percent increase to an average of $1.74 per gallon for the cost of jet fuel for the 2005 period compared to the 2004 period, and a 7.9 percent increase in fuel consumption during the 2005 period related primarily to increased operations on the South Pacific routes.  Aircraft fuel expense for the 2005 period was net of a $2.1 million gain resulting from the combined entity’s heating oil forward contract fuel hedging program.  There was no such gain recognized during the 2004 period.

(c)           The increase in depreciation and amortization was primarily due to the amortization of intangible assets recorded in June 2005.

(d)           The net increase in the 2005 period’s other operating expense was due primarily to an increase of  $4.8 million in legal, technical and other professional fees, accounting and audit fees and fees relating to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Nonoperating Income and Expense.  Nonoperating income, net was $10.0 million for the three months ended June 30, 2005, compared to net nonoperating expense of $3.5 million for the same period in 2004.  The period over period change of $13.5 million was primarily due to unrealized gains of $10.1 million related to jet fuel forward contracts acquired in May and June 2005 that did not qualify for hedge accounting, and to a $3.8 million decrease in the 2005 period’s reorganization related expenses compared to the comparable period for 2004.  Interest expense for the six-month period in 2005 increased $1.1 million due to the increased indebtedness incurred by the combined entity pursuant to the Joint Plan.

Income Tax Expense. Income tax expense was $12.7 million for the three months ended June 30, 2005, a $7.2 million, or 129.3 percent, increase from income tax expense of $5.6 million for the comparable three-month period in 2004.  The increase in the 2005 period’s income tax expense was due primarily to an increase in the valuation allowance on deferred tax assets of Hawaiian.  Due in part to limitations on the availability of Hawaiian’s net operating loss carryforwards to offset federal income taxes payable, Hawaiian has paid income taxes on its taxable earnings in both 2003 and 2004.  As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes.  Hawaiian increased its valuation allowance by approximately $4.9 million during the second quarter of 2005 due to a determination, based on developments during that quarter in its on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

The combined entity had a net loss of $6.2 million for the six months ended June 30, 2005, compared to net income of $12.6 million for the comparable six-month period in 2004.  The $18.8 million decrease in income for the 2005 period was due primarily to a $25.5 million decrease in operating income and a $3.0 million increase in income tax expense, which was offset in part by a $9.7 million net increase in nonoperating income.

Operating Revenue. Operating revenue was $391.4 million for the six months ended June 30, 2005, a 6.1 percent increase over operating revenue of $369.0 million for the same six-month period in 2004.  Scheduled passenger revenue was $354.1 million for the six months ended June 30, 2005, compared to scheduled passenger revenue of $339.3 million for the same six-month period in 2004.  The $14.8 million, or 4.4 percent, increase in the 2005 period’s scheduled passenger revenue was due primarily to the increase in traffic on Hawaiian’s long-haul routes. In addition, the decrease in passenger revenue due to the elimination of deferred partner revenue in purchase accounting resulted in a $2.0 million decrease in passenger revenue that otherwise would have been recognized in June 2005.  The table below shows the 2005 period changes from the comparable 2004 period in scheduled passenger revenue, yields, RPMs and ASMs by geographic market.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
South Pacific	$10.9	(5.4)%	97.7%	116.6%
Transpacific	7.1	1.9%	1.4%	(2.6)%
Interisland	(3.2)	(0.5)%	(2.4)%	1.2%
Total scheduled	$14.8	(0.7)%	5.1%	3.7%

Other operating revenue was $37.4 million for the six months ended June 30, 2005, and $29.7 million for the comparable six-month period in 2004.  The $7.6 million, or 25.6 percent, net increase in the 2005 period’s other operating revenue was due primarily to increases of $3.5 million in charter revenue, and $4.2 million in ticket change fees and commissions and fees earned under certain joint marketing agreements with other companies.  The increase in charter revenue for 2005 was primarily due to an increase of 519 charter revenue block hours, or 127.2 percent, from charter revenue block hours operated in the comparable six-month period of 2004.

Operating Expenses. Operating expenses were $386.9 million for the six months ended June 30, 2005, a $48.0 million increase from operating expenses of $338.9 million for the comparable six-month period in 2004.  As is discussed more fully below, the net increase in the 2005 period’s operating expenses was due primarily to increases in aircraft fuel, aircraft maintenance and other operating expense.

		Change from
	Six months	six months
	ended	ended June 30,	Percent
(in thousands)	June 30, 2005	2004	change

Operating expenses
Wages and benefits	$117,685	$2,635	2.3	%(a)
Aircraft fuel, including taxes and oil	86,556	26,720	44.7	%(b)
Aircraft rent	52,730	(502)	-0.9%
Maintenance materials and repairs	27,863	3,394	13.9	%(c)
Other rentals and landing fees	11,530	(469)	-3.9%
Depreciation and amortization	6,024	2,410	66.7	%(d)
Sales commissions	3,165	874	38.1%
Other	81,306	12,895	18.8	%(e)
Total operating expenses	$386,859	$47,957	14.2%

(a)           The increase in wages and benefits was primarily due to the recognition of $2.9 million in June 2005 of compensation expense related to the stock compensation program that became effective on June 2, 2005, under which Hawaiian’s eligible employees will be granted 1.5 million shares of Hawaiian Holdings common stock.  See Note 10 to the Hawaiian Holdings financial statements.

(b)           The increase in aircraft fuel expense was due primarily to a 37.6 percent increase to an average of $1.61 per gallon for the cost of jet fuel for the 2005 period compared to the 2004 period, and a 5.4 percent increase in fuel consumption during the 2005 period related primarily to increased operations on the South Pacific routes.  Aircraft fuel expense for the 2005 period was net of a $2.0 million gain resulting from the combined entity’s fuel hedging program, which ended in May 2005.  There was no such gain recognized during the 2004 period.

(c)           The increase in maintenance, materials and repairs expense was due primarily to the performance of heavy checks on B767 aircraft.  There was no such activity in the prior year.

(d)           The increase in depreciation and amortization was primarily due to the amortization of intangible assets recorded in June 2005.

(e)           The net increase in the 2005 period’s other operating expense was due primarily to increases of $6.5 million in legal, technical and other professional fees, due primarily to accounting and audit fees and fees relating to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002, $4.0 million for other services purchased and $1.5 million in advertising and promotional expenses.

Nonoperating Income and Expense.  Net nonoperating income was $2.5 million for the six months ended June 30, 2005, compared to net nonoperating expense of $7.2 million for the same period in 2004.  The period over period change of $9.7 million was due primarily to unrealized gains of $10.1 million relating to jet fuel forward contracts acquired in May and June 2005 that do not qualify for hedge accounting, and to a $1.7 million decrease in the 2005 period’s reorganization related expenses compared to the comparable period for 2004.  Interest expense for the six-month period in 2005 increased by $1.1 million due to the increased indebtedness incurred by the combined entity pursuant to the Joint Plan.

Income Tax Expense. Income tax expense was $13.3 million for the six months ended June 30, 2005, a $3.0 million, or 28.6 percent, increase from income tax expense of $10.3 million for the comparable six-month period in 2004.  The increase in income tax expense was due primarily to an increase in the valuation allowance on deferred tax assets of Hawaiian. Due in part to limitations on the availability of Hawaiian’s net operating loss carryforwards to offset federal income taxes payable, Hawaiian has paid income taxes on its taxable earnings in both 2003 and 2004. As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes. Hawaiian increased its valuation allowance by approximately $4.9 million during the second quarter of 2005 due to a determination, based on developments during that quarter in its on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

Liquidity and Capital Resources

The Company’s future liquidity will be largely dependent on the operating results and cash flows of Hawaiian, along with the financing arrangements put in place in connection with the effectiveness of the Joint Plan, as discussed further below. Cash and cash equivalents for the combined entity were $140.6 million at June 30, 2005, an increase of $30.0 million from cash and cash equivalents of $110.6 million at December 31, 2004. The combined entity also had restricted cash on those dates of $57 million and $47.9 million, respectively. The restricted cash primarily serves as collateral to support a credit card holdback for advance ticket sales, which funds are made available as air travel is provided. Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break. Working capital of the combined entity as of June 30, 2005 has $15.4 million, as compared with $13.8 million as of December 31, 2004.

Net cash provided by operating activities before reorganization activities was $14.2 million for the three months ended June 30, 2005, and $24.8 million for the comparable period in 2004.  Reorganization activities used net cash of $5.9 million in the 2005 period and $4.1 million in the 2004 period, primarily for professional fees associated with Hawaiian’s bankruptcy proceedings.  The $12.3 million period over period decrease in net cash provided by operating activities was due primarily to a net increase of approximately $6.4 million in the 2005 period’s operating assets, and an approximate $5.2 million decrease in net cash provided by operations after adjustments for non-cash items.  Net cash used in investing and financing activities increased by $4.9 million to $7.3 million for the three-month period of 2005 compared to the same period for 2004, due primarily to increased investments in property and equipment.

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM and other employees (salaried, TWU, and Communications Section employees). In the aggregate, these plans are under funded.  As of June 1, 2005, the excess of the projected benefit obligation over the fair value of plan assets was approximately $140.0 million.  The Company anticipates that Hawaiian will make contributions to its defined benefit plans of $9.4 million during the remainder of 2005 and $27.1 million in 2006.  Future funding requirements are dependent upon many factors such as interest rates, funding status, regulatory requirements for funding purposes and the level and timing of asset returns.

The Company estimates that its capital expenditures will be approximately $7.0 million during the remainder of 2005 and $17.0 million in 2006, consisting primarily of aircraft improvements and modifications, improvements in software and related hardware, facility improvements, purchases of ground equipment and other assets. The majority of these anticipated capital expenditures are not firm commitments, and therefore the Company can adjust the level of its capital spending based on its available cash.  The Company may also acquire additional aircraft from time to time as opportunities arise to both acquire the aircraft on satisfactory price and financing terms and deploy them in appropriate markets.

Senior Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc. (“Wells Fargo”), as agent for the senior lenders (the “Senior Credit Facility”). Indebtedness under the Senior Credit Facility is secured by substantially all of the assets of Hawaiian.  The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans and (ii) a $25.0 million term loan. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo’s published “prime rate”) plus the base rate margin (1.50 percentage points), and, in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin, as defined in the Senior Credit Facility.  The interest rate shall at no time be less than 5% per annum and is subject to adjustment from time to time.  The Senior Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. Hawaiian’s obligations under the Senior Credit Facility are guaranteed by the Company.  The Senior Credit Facility matures in three years.

Term B Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC (“Canyon”), as agent for the junior lenders (the “Term B Credit Facility”). The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10% per annum, with interest payable quarterly. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility.  The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by a lien on substantially all of the assets of Hawaiian, subject to the prior liens granted to the senior lenders under the Senior Credit Facility. The obligations of Hawaiian under the Term B Credit Facility are guaranteed by the Company.  The Term B Facility matures in three years.

Note Purchase Agreement

On June 1, 2005, the Company and RC Aviation entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which certain members of RC Aviation purchased from the Company Series A Subordinated Convertible Notes due June 1, 2010 (the “Series A Notes”) and Series B Subordinated Convertible Notes due June 1, 2010 (the “Series B Notes” and, together with the Series A Notes, the “Notes”), in the aggregate principal amount of $60.0 million.  The Notes provide for interest at a rate of 5% per annum, payable in cash or additional Notes at the option of the Company. The Notes will be convertible into the Company’s common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the series B Notes are convertible into 8,933,000 shares and 4,860,103 shares, respectively of the Company’s common stock at any time after the first anniversary of the issuance thereof (the convertibility of the Series B Notes was initially subject to the occurrence of certain events (including stockholder approval), all of which occurred in July 2005). The Notes become due in five years from the issue date, if not prepaid or converted prior to such date. The Company has the right, and has covenanted to use its best efforts, to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to purchase shares of newly designated Series E Preferred Stock of the Company.  In July 2005, such warrant to be automatically exchanged, upon the occurrence of certain events (including stockholder approval), for a warrant to purchase up to ten percent (10%) of the fully-diluted shares of common stock of the Company (6,856,000 shares) at an exercise price of $7.20 per share (the “Common stock Warrant”) of which warrant half had been previously earned by RC Aviation for its funding commitment with respect to the Joint Plan and the other half of which was earned by RC Aviation in connection with its purchase of the Notes.  In connection with the issuance of the Notes and the granting of the Common Stock Warrant, Holdings and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

Contractual Obligations

Our contractual obligations for the remainder of 2005 and beyond are shown as of June 30, 2005 in the table that follows (in thousands).

					2010 and
Obligations	Total	2005	2006-2007	2008-2009	Thereafter

Wells Fargo Credit Facility (1)	$27,674	$4,954	$18,450	$4,270	$—
Canyon Credit Facility (1)	32,611	1,271	5,069	26,271	—
Series A and B Notes (1)	75,466	1,783	6,083	6,092	61,508
IRS Settlements	34,044	3,404	13,618	13,618	3,404
Other Debt	113	28	80	5	—
Capital Lease Obligations	1,891	191	379	583	738
Operating Leases - Aircraft and Related (2)	1,937,445	47,679	192,181	204,258	1,493,327
Operating Leases - Non-Aircraft (3)	51,858	1,750	6,728	6,411	36,969
Projected Pension Contributions (4)	53,543	9,937	43,606	—	—

Total Contractual Cash Obligations (5)	$2,214,645	$70,997	$286,194	$261,508	$1,595,946

(1)         Amounts represent contractual amounts due, including interest.  Interest on floating rate debt was estimated using projected forward rates as of the fourth quarter of 2004.

(2)         Amounts represent contractual amounts due under the respective lease agreements.

(3)         Amounts represent minimum contractual amounts.  We have assumed no escalations in rent or changes in variable expenses.

(4)         Amounts represent our estimate of the minimum funding requirements under the Employee Retirement Income Security Act (“ERISA”).  Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns, and the impact of proposed legislation.  See “Critical Accounting Policies and Estimates” below for a discussion of our assumptions regarding our pension plan.  We are unable to estimate the projected contributions beyond 2009.

(5)         Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as credit card processing agreements, or where short-term cancellation provisions exist.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 3, “Summary of Accounting Policies” in the notes to the financial statements.

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

Pension and Other Postretirement Benefits.    The Company accounts for Hawaiian’s defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and its other postretirement benefit plans using SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Under both SFAS 87 and SFAS 106, pension expense is recognized on an accrual basis over employees’ approximate service periods. Expense calculated under SFAS 87 and SFAS 106 is generally independent of funding decisions or requirements. The calculation of pension and other postretirement benefit expense requires the use of a number of significant assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Management believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

The Company assumed that Hawaiian’s plans’ assets would generate a long-term rate of return of 7.9% at June 1, 2005, the date the Company acquired Hawaiian and recorded its pension obligation at its fair value. The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans’ assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on pension plan assets at June 1, 2005 by 50 basis points (from 7.9% to 7.4%) would have increased  estimated 2005 pension expense by approximately $0.6 million. The Company discounted both future pension obligations and other postretirement benefit obligations using a rate of 5.0% at June 1, 2005. The Company determined the appropriate discount based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Lowering the discount rate at June 1, 2005 by 50 basis points (from 5.0% to 4.5%) would have increased the Company’s pension and other postretirement liabilities at June 1, 2005 by approximately $27.5 million and decreased the estimated 2005 pension and other postretirement benefits expenses by approximately and $0.1 million. The impact of changes to 2005 pension and other post-retirement benefits expense is based on the seven-month period that Hawaiian’s results of operations will be included in the Company’s results of operations.

Financial Instruments

Embedded financial instruments. Warrants issued in connection with debt financing are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, where the portion of the proceeds allocable to the warrants are treated as paid-in capital.  The allocation between the debt and paid-in capital is based on the relative fair values of the two securities at time of issuance.  The resulting debt discount is accreted to interest expense over the life of the debt instrument. For purposes of valuing the Common Stock Warrants issued in June 2005, the Company utilized the Black-Scholes-Merton option pricing model. The most critical assumption used in developing the fair value of the Common Stock Warrants is the expected volatility of the Company’s stock.  Because the historical volatility of the Company’s common stock is not a reliable indicator of future volatility due to Hawaiian’s bankruptcy and the thin liquidity for the Company’s common stock during that period, the Company utilized a stock volatility factor based on a peer comparison group for a period of time approximating the term of the Common Stock Warrants, which resulted in an expected volatility of 58%.  The value ascribed to the Common Stock Warrants as paid-in-capital in the financial statements is $13.6 million.  Raising the expected volatility by ten percentage points would have increased annualized interest expense by $0.6 million; lowering the expected volatility by ten percentage points would have decreased annualized interest expense by $0.6 million.  Additionally, convertibility features within debt instruments are evaluated under EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, whereby an “in-the-money” nondetachable conversion feature at the commitment date (a “beneficial conversion feature”) is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that beneficial conversion feature to additional paid-in capital.  The amount recorded as paid-in capital in the financial statements for the beneficial conversion feature of $27.8 million is calculated as the difference between the conversion price and the fair value of the common stock (or other securities into which the security is convertible) multiplied by the number of shares into which the security is convertible.  The resulting debt discount is accreted to interest expense over the life of the debt instrument. As a result of the amounts ascribed to the beneficial conversion feature in the Notes and the Common Stock Warrant issued in connected therewith, the Notes have been recorded at a substantial discount, which will be accreted to interest expense over the stated life of the Notes.  The initial carrying value of the Notes is $18.7 million and the effective interest rate on the Notes is 35.2% over the full term.  If the Notes are retired prior to maturity the effective interest rate on the recorded amount of the Notes would exceed 35.2%, less the effect of the intrinsic value of the beneficial conversion feature at the time of repurchase which will be treated as a repurchase of an equity instrument.  The Company currently intends to retire the Notes within the first twelve months.

Derivative Financial Instruments.  Hawaiian has adopted a comprehensive fuel hedging program that provides it with flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuels swap agreements to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs.  Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge up to 45% of anticipated aircraft fuel needs. Hawaiian does not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the inception of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness. Such amounts are recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of non-operating income (loss). Derivatives that are not hedges, or for situations where Hawaiian has not met the stringent documentation requirements of SFAS 133, such derivatives must be adjusted to fair value through earnings. The Company measures fair value of Hawaiian’s derivatives based on quoted market prices of values provided by counterparty. Upon the Company’s acquisition of Hawaiian and through June 30, 2005, the documentation requirements for hedge accounting pursuant to SFAS 133 were not met, and therefore changes in the fair value of the jet fuel swap agreements on approximately 45% of Hawaiian’s fuel consumption were reported through earnings.

Impairment of Long-Lived Assets.    The Company records impairment losses on long-lived assets used in operations, primarily property and equipment and airport operating rights, when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.

The Company provides an allowance for spare parts inventory obsolescence over the remaining useful life of the related aircraft, plus allowances for spare parts currently identified as excess. These allowances are based on estimates and industry trends, which are subject to change, and, where available, reference to market rates and transactions. The estimates are more sensitive near the end of a fleet life or when entire fleets are removed from service sooner than originally planned.

Frequent Flyer Accounting.    The Company utilizes a number of estimates in accounting for the HawaiianMiles frequent flyer program that are consistent with industry practices. The Company records a liability for the estimated incremental cost of providing travel awards that includes the cost of incremental fuel and meals, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. Hawaiian sells mileage credits in the HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation was likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized currently as a reduction in marketing expenses.

Stock Compensation.    The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant. The Company discloses pro forma information regarding what net loss would have been if the Company had accounted for option grants using the fair value method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). The Company estimates the fair value of its stock options using a Black-Scholes-Merton option pricing model. In December, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. The Company is required to adopt SFAS 123R effective January 1, 2006. SFAS 123R offers alternative methods of adoption. At the present time, we has not yet determined which alternative method it will use. Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure included in the Company’s historical financial statements may not be indicative of the stock-based compensation expense to be recognized beginning January 1, 2006.

ITEM 3.                                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices), and interest rate risk. The Company has market sensitive instruments in the form of variable rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases. The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions the Company may take to mitigate its exposure to such changes.  Actual results may differ.  See the discussion of critical accounting policies above for other information related to these financial instruments.

Aircraft Fuel Costs. Aircraft fuel costs, which are currently at historically high levels, constitute a significant portion of Hawaiian’s operating expense. Fuel costs represented approximately 19.6% and 22.4% of Hawaiian’s operating expenses for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively.  Based on gallons expected to be consumed in 2005, for every one cent increase in the price of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.1 million.  Hawaiian purchases aircraft fuel at prevailing market prices, but seeks to manage market risk through execution of a hedging strategy. From time to time, Hawaiian enters into forward contracts to hedge its financial exposure to fluctuations in the cost such fuel. During 2004, Hawaiian reinstated its fuel hedging program through the use of NYMEX heating oil forward contracts on approximately 40% to 45% of the fuel consumption needs. Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. As such, the historical correlation between the price of heating oil and jet fuel has been very high, making these derivatives effective in offsetting changes in the cost of aircraft fuel.

Hawaiian’s NYMEX heating oil contracts were liquidated in May 2005 and Hawaiian’s received cash proceeds of $3.8 million. Also in May 2005, Hawaiian entered into jet fuel swap agreements with a single counterparty to hedge approximately 45% of its fuel consumption requirements.  Jet fuel swap agreements are not exchange traded due to the limited market for such instruments, however tend to have a higher level of precision than do heating oil forward contracts, with the ineffectiveness limited to transportation costs and timing of purchases. The fair value of jet fuel forward contracts as of June 30, 2005 related to Hawaiian’s fuel hedging program was $10.1 million. The fair value of the derivative instruments were determined by use of a quoted market price from an independent third party. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect any of the counterparties to fail to meet their obligations. The credit exposure related to these jet fuel swap agreements is $10.1 million represented by the fair value of contracts with a positive fair value at June 30, 2005.  At June 30, 2005, the Company had agreements with one counterparty.

Interest Rates.  The Company’s results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on short-term investments). The Company’s debt agreements were entered into upon Hawaiian’s emergence from bankruptcy and include the issuance of the Senior Credit Facility, Term B Facility and Series A and B convertible notes, the terms of which are discussed elsewhere in this report.

At June 30, 2005, the Company had approximately $116.0 million of fixed rate debt, including fixed rate aircraft leases of $1.1 million, and $25.0 million of variable rate debt, tied to the Wells Fargo Prime Rate which is currently 6.5%. The Company does not mitigate its exposure on variable-rate debt by entering into interest rate swaps. A change in market interest rates could, therefore, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt and invested cash because of the floating-rate nature of these items. A hypothetical 10 percent increase in the Wells Fargo Prime Rate would correspondingly change the Company’s net earnings and cash flows associated with these items by $0.1 million on an annual basis.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.7 million as of June 30, 2005. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

The Company is also subject to various financial covenants included in its credit card transaction processing agreement, credit facility, and convertible note agreements. Covenants include maintenance of sufficient liquidity and cash reserves, minimum EBITDA (generally, earnings before interest, taxes, depreciation, amortization adjusted for extraordinary non-cash charges and credits) and leverage ratios.  If conditions change and the Company fails to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

ITEM 4.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms  As of June 30, 2005, the Company carried out an evaluation, under the supervision of the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Upon carrying out this evaluation, and in connection with the preparation of the Company’s financial statements included in this Quarterly Report, the Chief Executive and Chief Financial Officers concluded that the Company did not have adequate resources within its finance and accounting function and, as a result, the Company’s disclosure controls were not effective as of the end of the period covered by this Quarterly Report.  In light of this conclusion, in preparing its consolidated financial statements included in this Quarterly Report, the Company performed additional analyses and other post-closing procedures, retained third party consultants to provide certain compensating controls and other assistance in certain areas in which the Company had insufficient internal resources, and extended the date of the filing of this Quarterly Report to allow additional time to ensure the Company’s consolidated financial statements included in this Quarterly Report have been prepared in accordance with generally accepted accounting principles and that appropriate disclosure has been made in the Quarterly Report.  Accordingly, management believes the consolidated financial statements included in this Quarterly Report fairly present, in all material respects the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Internal Control over Financial Reporting.

During the quarter ended June 30, 2005, the following significant change in the Company’s internal control over financial reporting occurred that has materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting:

On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, the Company regained control of Hawaiian from Hawaiian’s bankruptcy trustee and reconsolidated Hawaiian as of such date for financial reporting purposes.  In connection with the reconsolidation of Hawaiian, the Company’s accounting processes that existed prior to June 2, 2005 were merged into those of Hawaiian.  The reconsolidation of Hawaiian had a material effect on the Company’s internal control over financial reporting.

The Company is in the process of assessing the effectiveness of its internal controls over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. As reported in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004, during which period the Company did not consolidate the assets, liabilities or operating results of Hawaiian into the Company’s financial statements, the Company concluded that its internal control over financial reporting was effective as of December 31, 2004.  This assessment did not encompass any of the internal controls over financial reporting of Hawaiian.  As a result of the Company’s reconsolidation of Hawaiian, the Company’s assessment of internal control over financial reporting as of December 31, 2005 must also encompass internal controls at Hawaiian, which is a substantially larger undertaking than the assessment made as of December 31, 2004.

In order to complete the assessment within the prescribed period, management has formed an internal control steering committee, retained outside consultants and adopted a detailed project work plan in order to assess the adequacy of its internal control over financial reporting, remediate any control weaknesses that are identified and validate through testing that controls were functioning as documented.  Under its Section 404 implementation schedule, the Company is scheduled to complete all of its testing, remediation and retesting by December 31, 2005.  Although management believes that it can complete the assessment within the prescribed period, the existing schedule provides little flexibility for the Company to modify its existing implementation schedule and respond to any unforeseen or unexpected results that may occur as management, the outside consultants working at management’s direction, and the Company’s independent auditors, Ernst & Young LLP (“Ernst & Young”) complete the necessary procedures. As a result of this tight timetable and considering the current insufficient resources within the Company’s finance and accounting function, as discussed above, and based upon communications from Ernst & Young as to their assessment of where the Company currently stands, there is a risk that (a) the Company may not be able to timely complete its assessment and remedy and test any unexpected or unknown internal control weaknesses, (b) even if the Company is able to complete the procedures necessary for management’s assessment, Ernst & Young may not be able to complete their necessary work on a timely basis and complete their assessment, (c) the reports of management or Ernst & Young, or both, may disclose the existence of a material weakness in internal controls and (d) there may be a delay in Ernst & Young’s issuance of its audit opinion regarding the Company’s 2005 financial statements if Ernst & Young is required to expand its audit procedures and scope due to the detection of a material weakness in internal controls.

PART II.  OTHER INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS.

Chapter 11 Case

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On June 2, 2005, Hawaiian’s Joint Plan of Reorganization was consummated.  The Chapter 11 case is discussed in greater detail under Part I, Item 2-Overview.

Internal Revenue Service Claims

The IRS conducted an audit of the Company’s income and excise tax returns for 2001 and 2002.  Based upon that audit, the IRS filed a proof of claim on June 30, 2004 in the amount of approximately $128.0 million.   To date, the Company has resolved a number of the disputes with the IRS.  For example, with respect to certain adjustments attributable to maintenance expenses, the IRS reduced the amount of its adjustment, and the Company entered into a closing agreement with respect to the adjustments in 2001 and 2002 that provided for a corresponding adjustment in 2003.  Other disputes have been resolved by the Bankruptcy Court, including an adjustment proposed by the IRS relating to the amount of the availability of tax losses in 2001.  Pursuant to an order entered by the Bankruptcy Court on March 28, 2005, as amended by a subsequent order entered on May 9, 2005:  (i) the total pre-petition priority income tax claim for the years 2001 and 2002, including pre-petition  interest, is estimated and capped in an amount not to exceed $8.1 million, (ii) the IRS’s unsecured claim for penalties has been disallowed in its entirety; and (iii) the IRS’s priority excise tax claim has been allowed in the amount of $22.3 million, which includes both the pre-petition and post-petition portion of such claim.  The IRS filed a notice of appeal of the order on April 6, 2005, with respect to the amount of the priority income tax claim and the disallowance of the unsecured claim for penalties, pursuant to which the IRS is seeking payment of $65.4 million with respect to its priority income tax claim and accrued interest and $40.5 million with respect to its unsecured claim for penalties.  On April 15, 2005, the Company filed a notice of cross-appeal of the order with respect to allowance of the priority excise tax claim.  The appeal and cross-appeal remain pending before the United States District Court for the District of Hawaii.

Gotbaum v. Adams, et al., Adv. No. 03-90061 (Bankr. D. Haw.).

On November 28, 2003, the Trustee filed a complaint (the “Complaint”) with the Bankruptcy Court, naming Mr. Adams (our Chief Executive Officer prior to June 2003), AIP, Airline Investors Partnership and Smith Management LLC (together, the “Adams Defendants”) and Holdings, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law; avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law; and unjust enrichment under Hawaii law. The factual allegations relate to a $25.0 million self-tender offer undertaken by Hawaiian announced on May 31, 2002 (the “Self-Tender”) that was subsequently consummated; payments made by Hawaiian to Smith Management in the total amount of $2.75 million; $200,000 in compensation paid by Hawaiian to defendant Mr. Adams; and $500,000 transferred from Hawaiian to Holdings. Based on all of the claims in the Complaint, the Trustee sought in excess of $28.0 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit.

The Adams Defendants and the Company served answers denying all material allegations of the Complaint on January 5, 2004 and on February 18, 2004, respectively. On January 4, 2005, Hawaiian announced that the Adams Defendants had agreed to pay Hawaiian $3.6 million to settle the lawsuit brought by the Trustee. Hawaiian received the $3.6 million in June 2005.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 2.                                                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company previously reported unregistered sales of equity securities in Item 3.02 of a Current Report on Form 8-K filed with the SEC on June 7, 2005.

ITEM 3.                                                    DEFAULTS UPON SENIOR SECURITIES.

As a result of its filing a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in March 2003, Hawaiian had been, prior to the consummation of its joint plan of reorganization on June 2, 2005, in default on substantially all of its debt and lease obligations.

ITEM 4.                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                                                    OTHER INFORMATION.

None.

ITEM 6.                                                    EXHIBITS.

Exhibit No.	Description
10.1

Lease Agreement N475HA dated February 28, 2001, between First Security Bank, N.A. and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft, (filed as Exhibit 10.8 to the Form 10-K filed by Hawaiian Airlines, Inc. on August 14, 2001, in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof) (Hawaiian Airlines, Inc. also entered into Lease Agreement N476HA, dated March 14, 2001, Lease Agreement N477HA, dated April 30, 2001, Lease Agreement N478HA, dated May 25, 2001, Lease Agreement N479HA, dated June 21, 2001, Lease Agreement N480HA, dated June 28, 2001, Lease Agreement N481HA, dated July 26, 2001, Lease Agreement N482HA, dated August 13, 2001, Lease Agreement N483HA, dated August 27, 2001, Lease Agreement N484HA, dated September 12, 2001, Lease Agreement N485HA, dated October 29, 2001, Lease Agreement N486HA, dated November 20, 2001, and Lease Agreement N487HA, dated December 20, 2001, between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for an additional Boeing 717-200 aircraft. The leases are substantially identical to Lease Agreement N475HA filed in redacted form with Hawaiian Airlines, Inc.’s Form 10-Q for the first quarter of 2001, except with respect to the aircraft information, delivery dates and certain other information as to which the Company  requested confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Instruction 2, Lease Agreement N476HA, Lease Agreement N477HA, Lease Agreement N478HA, Lease Agreement N479HA, Lease Agreement N480HA, Lease Agreement N481HA, Lease Agreement N482HA, Lease Agreement N483HA, Lease Agreement N484HA, Lease Agreement N485HA, Lease Agreement N486HA and Lease Agreement N487HA were not filed.

10.02

Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc., for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28140 (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 14, 2001, in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof) (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines,  Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28141, and a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28139, which lease agreements are substantially identical to Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).

10.3

Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24257 (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof) (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between

International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).

10.4*

Amendment No. 1 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc., filed in redacted form since confidential treatment will be requested pursuant to Rule 24.b-2 for certain provisions thereof (Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 1 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc.  The amended leases are substantially identical to Amendment No. 1 N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company will be requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Instruction 2, these amendments are not being filed herewith.

10.5*

Amendment No. 2 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc., filed in redacted form since confidential treatment was requested pursuant to Rule 24.b-2 for certain provisions thereof (Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 2 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank, Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 2 N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company will be requesting confidential treatment pursuant to Rule 24.b-2. Pursuant to S-K Item 601, Instruction 2, these amendments are not being filed herewith.
10.6*

Amendment to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., amending that certain Lease Agreement, dated June 8, 2001, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Series Number 28140, filed in redacted form since confidential treatment will be requested pursuant to Rule 24.b-2 for certain provisions thereof (Hawaiian Airlines, Inc. has also entered into a Amended Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28136, and Amended Lease Agreement, dated as of May, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Series Number 28141, which amended lease agreements are substantially identical to Amended Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which the Company will be requesting confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith).

10.7*

Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 24257, filed in redacted form since confidential treatment will be requested pursuant to Rule 24.b-2 for certain provisions thereof (Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Series Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company will be requesting confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith).

10.08	Credit Agreement, dated June 2, 2005, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc., and Hawaiian Airlines, Inc.
10.09	Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc (filed as Exhibit 10.02 to the Form 8-K filed on June 7, 2005)
10.10	Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc (filed as Exhibit 10.03 to the Form 8-K filed on June 7, 2005).
10.11	General Continuing Guaranty, dated June 2, 2005, by Hawaiian Holdings, Inc. in favor of Wells Fargo Foothill, Inc (filed as Exhibit 10.04 to the Form 8-K filed on June 7, 2005).
10.12	Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Canyon Capital Advisors LLC.
10.13	Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Canyon Capital Advisors LLC.

10.14	Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Canyon Capital Advisors LLC (filed as Exhibit 10.07 to the Form 8-K filed on June 7, 2005).
10.15

General Continuing Guaranty, dated June 2, 2005, executed and delivered by Hawaiian Holdings, Inc. in favor of Canyon Capital Advisors LLC (filed as Exhibit 10.08 to the Form 8-K filed on June 7, 2005).

10.16	Note Purchase Agreement, dated June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.09 to the Form 8-K filed on June 7, 2005).
10.17	Form of Series A Subordinated Convertible Note (filed as Exhibit 10.10 to the Form 8-K filed on June 7, 2005).
10.18	Form of Series B Subordinated Convertible Note (filed as Exhibit 10.11 to the Form 8-K filed on June 7, 2005).
10.19	Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed on June 7, 2005).
10.20	Certificate of the Designations, Powers, Preferences and Rights of Series E Preferred Stock of Hawaiian Holdings, Inc (filed as Exhibit 10.13 to the Form 8-K filed on June 7, 2005).
10.21	Warrant, dated June 2, 2005, granted to RC Aviation, LLC to purchase the Series E Preferred Stock of Hawaiian Holdings, Inc (filed as Exhibit 10.14 to the Form 8-K filed on June 7, 2005).
10.22	Warrant, dated July 8, 2005, granted to RC Aviation, LLC, to purchase the Common Stock of Hawaiian Holdings, Inc.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* To be filed by amendment to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

August 15, 2005	By	/s/ Randall L. Jenson
Randall L. Jenson
Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)