Form 10-Q/A
period 2005-06-30
HAWAIIAN HOLDINGS  INC
filed 2005-10-14
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

As of October 10, 2005, 45,125,100 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

Hawaiian Holdings, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 to amend Item 6. Exhibits in its entitrety.

With the exception of the foregoing, no other information in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 has been supplemented, updated or amended.

PART II. OTHER INFORMATION

Item 6.  Exhibits

10.1

Amendment No. 1 to Lease Agreement N475HA, dated September 30, 2004, by and between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc., filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof.  Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 1 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc.  The amended leases are substantially identical to Amendment No. 1 to Lease Agreement N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment pursuant to Rule 24b-2.  Pursuant to Regulation S-K Item 601, Instruction 2, these amendments are not being filed herewith.

10.2

Amendment No. 2 to Lease Agreement N475HA, dated September 30, 2004, by and between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 2 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 2 to Lease Agreement N475HA, except with respect to the aircraft information and delivery dates.  Pursuant to Regulation S-K Item 601, Instruction 2, these amendments are not being filed herewith.

10.3

Amendment to Lease Agreement, dated May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28140, filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof.  Hawaiian Airlines, Inc. also entered into Amendment to Lease Agreement, dated May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28139, and Amendment to Lease Agreement, dated May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28141, which amended lease agreements are substantially identical to Amendment to Lease Agreement 28140, except with respect to aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.4

Amendment No. 1 to Lease Agreement, dated May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33421. Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement, dated May 7, 2003, Manufacturer’s Serial Number 33422, Amendment No. 1 to Lease Agreement, dated May 7, 2003, Manufacturer’s Serial Number 33423, and Amendment No. 1 to Lease Agreement, dated May 7, 2003, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33421, except with respect to aircraft information and delivery dates.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.5	Amendment No. 2 to Lease Agreement, dated May 7, 2003, by and between AWMS I and Hawaiian

Airlines, Inc., Manufacturer’s Serial Number 33421, filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof.  Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement, dated May 7, 2003, Manufacturer’s Serial Number 33422, Amendment No. 2 to Lease Agreement, dated May 7, 2003, Manufacturer’s Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated May 7, 2003, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.6

Amendment No. 1 to Lease Agreement, dated August 2003, by and between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 24257, filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof. Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement, dated August 2003, Manufacturer’s Serial Number 24258, Amendment No. 1 to Lease Agreement, dated August 2003, Manufacturer’s Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated August 2003, Manufacturer’s Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.7

Amendment No. 1 to Lease Agreement, dated October 24, 2002, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426).  Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement, dated October 24, 2002, Manufacturer’s Serial Number 33467 (originally 33427) and Amendment No. 1 to Lease Agreement, dated October 24, 2002, Manufacturer’s Serial Number 33468 (originally 33428), which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.8

Amendment No. 2 to Lease Agreement, dated September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426), filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof.  Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement, dated September 30, 2004, Manufacturer’s Serial Number 33467 (originally 33427) and Amendment No. 2 to Lease Agreement, dated September 30, 2004, Manufacturer’s Serial Number 33468 (originally 33428), which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.9

Amendment No. 3 to Lease Agreement, dated September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426).  Hawaiian Airlines, Inc. also entered into Amendment No. 3 to Lease Agreement, dated September 30, 2004, Manufacturer’s Serial Number 33467 (originally 33427) and Amendment No. 3 to Lease Agreement, dated September 30, 2004, Manufacturer’s Serial Number 33468 (originally 33428), which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates.  Pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.10

Credit Agreement, dated June 2, 2005, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc., and Hawaiian Airlines, Inc. (filed as Exhibit 10.08 to the Form 10-Q filed on August 15, 2005).*

10.11	Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.02 to the Form 8-K filed on June 7, 2005).*

10.12	Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.03 to the Form 8-K filed on June 7, 2005). *

10.13	General Continuing Guaranty, dated June 2, 2005, by Hawaiian Holdings, Inc. in favor of Wells Fargo Foothill, Inc. (filed as Exhibit 10.04 to the Form 8-K filed on June 7, 2005).*

10.14

Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Canyon Capital Advisors LLC (filed as Exhibit 10.12 to the Form 10-Q filed on August 15, 2005).*

10.15	Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Canyon Capital Advisors LLC (filed as Exhibit 10.06 to the Form 8-K filed on June 7, 2005).*

10.16	Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Canyon Capital Advisors LLC (filed as Exhibit 10.07 to the Form 8-K filed on June 7, 2005).*

10.17

General Continuing Guaranty, dated June 2, 2005, executed and delivered by Hawaiian Holdings, Inc. in favor of Canyon Capital Advisors LLC (filed as Exhibit 10.08 to the Form 8-K filed on June 7, 2005).*

10.18	Note Purchase Agreement, dated June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.09 to the Form 8-K filed on June 7, 2005).*

10.19	Form of Series A Subordinated Convertible Note (filed as Exhibit 10.10 to the Form 8-K filed on June 7, 2005).*

10.20	Form of Series B Subordinated Convertible Note (filed as Exhibit 10.11 to the Form 8-K filed on June 7, 2005).*

10.21	Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed on June 7, 2005).*

10.22	Certificate of the Designations, Powers, Preferences and Rights of Series E Preferred Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.13 to the Form 8-K filed on June 7, 2005).*

10.23	Warrant, dated June 2, 2005, granted to RC Aviation, LLC to purchase the Series E Preferred Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.14 to the Form 8-K filed on June 7, 2005).*

10.24	Warrant, dated July 8, 2005, granted to RC Aviation, LLC, to purchase the Common Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.22 to the Form 10-Q filed on August 15, 2005).*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed; incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

October 14, 2005	By	/s/ Randall L. Jenson
Randall L. Jenson
Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)