Form 10-Q
period 2005-09-30
HAWAIIAN HOLDINGS  INC
filed 2005-11-09
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0879698
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3375 Koapaka Street, Suite G-350
Honolulu, HI	96819
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of October 21, 2005, 45,125,100 shares of the Registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2005

Table of Contents

Part I.	Financial Information	4

Item 1.

On March 21, 2003, Hawaiian Airlines, Inc., the sole operating subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for rlief under Chapter 11 of the U.S. Bankruptcy Code in the U.S Bankruptcy Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case No. 03-00817). Hawaiian Holdings, Inc. did not file for relief under Chapter 11 of the Bankruptcy Code. On June 2, 2005, Hawaiian Airlines, Inc. emerged from bankruptcy under the control of Hawaiian Holdings, Inc. See the Notes to the Financial Statements of Hawaiian Holdings, Inc. for further information regarding the impact to these financial statements.

		4

	Financial Statements of Hawaiian Holdings, Inc. (Unaudited)	4

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2005	4

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	5

	Consolidated Statement of Shareholders’ Equity (Deficiency) and Comprehensive Income for the nine months ended September 30, 2005	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements	8

	Financial Statements of Hawaiian Airlines, Inc. (Unaudited)	25

	Statements of Operations for the period January 1, 2005 through June 1, 2005, and the nine months ended September 30, 2004	25

	Balance Sheets as of June 1, 2005 and December 31, 2004	26

	Statements of Cash Flows for the period January 1, 2005 through June 1, 2005, and the nine months ended September 30, 2004	27

	Notes to Financial Statements	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	49

Part II.	Other Information	50

Item 1.	Legal Proceedings	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	51

	Signatures	51

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005(*)	2004(**)	2005(***)	2004(**)
	(in thousands, except per share data)
Operating Revenue:
Passenger	$204,537	$—	$268,417	$—
Charter	2,450	—	3,135	—
Cargo	8,264	—	10,833	—
Other	8,835	—	11,623	—
Total	224,086	—	294,008	—

Operating Expenses:
Wages and benefits	55,313	—	77,890	—
Aircraft fuel, including taxes and oil	54,811	—	71,580	—
Aircraft rent	26,349	—	35,211	—
Maintenance materials and repairs	13,549	—	17,547	—
Depreciation and amortization	7,006	—	9,015	—
Other rentals and landing fees	6,290	—	8,183	—
Sales commissions	1,912	—	2,470	—
Other	40,920	1,757	59,813	5,611
Total	206,150	1,757	281,709	5,611

Operating Income (Loss)	17,936	(1,757)	12,299	(5,611)

Nonoperating Income (Expense):
Interest and amortization of debt issuance costs	(5,004)	—	(6,107)	—
Interest income	1,879	1	2,387	4
Other, net	7,916	—	13,452	—
Total	4,791	1	9,732	4

Income (Loss) Before Income Taxes	22,727	(1,756)	22,031	(5,607)

Income tax expense	14,894	—	14,894	—

Net Income (Loss)	$7,833	$(1,756)	$7,137	$(5,607)

Net Income (Loss) Per Common Stock Share:
Basic	$0.17	$(0.06)	$0.19	$(0.19)
Diluted	$0.16	$(0.06)	$0.18	$(0.19)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	44,898	30,006	37,019	29,441
Diluted	58,999	30,006	51,120	29,441

(*)                       Includes the consolidated results from operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                Includes only the results from operations of Hawaiian Holdings, Inc. for the entire period presented.

(***)         Includes the results from operations of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated results from operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through September 30, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2005(*)	2004(**)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$148,802	$2,169
Restricted cash	65,478	500
Accounts receivable, net of allowance for doubtful accounts of $1,780 as of September 30, 2005	55,188	—
Spare parts and supplies, net	13,852	—
Prepaid expenses and other	40,885	175
Total	324,205	2,844

Property and equipment, less accumulated depreciation and amortization of $3,219 as of September 30, 2005	50,470	—

Other Assets:
Long-term prepayments and other	64,875	—
Intangible assets, net of accumulated amortization of $7,104 as of September 30, 2005	162,046	—
Goodwill	103,524	—

Total Assets	$705,120	$2,844

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$42,275	$593
Air traffic liability	177,456	—
Other accrued liabilities	57,293	763
Current portions of long-term debt and capital lease obligations	12,950	—
Due to related parties	—	1,478
Total	289,974	2,834

Long-Term Debt and Capital Lease Obligations	82,289	—

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	199,649	—
Other liabilities and deferred credits	54,154	—
Losses in excess of investment in Hawaiian Airlines, Inc.	—	61,302
Total	253,803	61,302

Commitments and Contingent Liabilities

Shareholders’ Equity (Deficiency):
Common and Preferred stock	451	307
Capital in excess of par value	203,338	69,756
Notes receivable from sales of common stock	(24)	—
Accumulated deficit	(124,218)	(131,355)
Accumulated other comprehensive loss:
Loss on hedge instruments	(493)	—
Total	79,054	(61,292)

Total Liabilities and Shareholders’ Equity (Deficiency)	$705,120	$2,844

(*)                       Includes the consolidated balance sheets of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

(**)                Includes only the balance sheet of Hawaiian Holdings, Inc.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Income

(in thousands, except share data)

(unaudited)

				Notes		Accumulated
		Special	Capital In	Receivable		Other
	Common	Preferred	Excess of	From Sales of	Accumulated	Comprehensive
	Stock(*)	Stock(**)	Par Value	CommonStock	Deficit	Loss	Total

Balance at December 31, 2004	$307	$—	$69,756	$—	$(131,355)	$—	$(61,292)
Net income	—	—	—	—	7,137	—	7,137
Unrealized loss on hedge instruments	—	—		—	—	(493)	(493)
Comprehensive income	—	—	—	—	—	—	6,644
Notes receivable from sales of common stock	—	—	—	(24)	—	—	(24)
Issuance of 14,123,873 shares of common stock pursuant to the Joint Plan	141	—	91,664	—	—	—	91,805
Intrinsic value of beneficial conversion feature of subordinated convertible notes	—	—	27,750	—	—	—	27,750
Fair value of warrants issued with subordinated convertible notes	—	—	13,540	—	—	—	13,540
Exercise of options to acquire 250,000 shares of common stock	3	—	628	—	—	—	631

Balance at September 30, 2005	$451	$—	$203,338	$(24)	$(124,218)	$(493)	$79,054

(*)                       Common Stock - $0.01 par value; 118,000,000 shares and 60,000,000 authorized, and 45,125,100 and 30,751,227 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively.

(**)                Special Preferred Stock - $0.01 par value; 2,000,000 shares authorized, three shares issued and outstanding as of September 30, 2005 and December 31, 2004.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2005(*)	2004(**)
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$7,137	$(5,607)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,219	—
Amortization of intangible assets	7,104	—
Stock compensation	2,981	—
Amortization of debt discounts and accretion, net	1,657	—
Net periodic postretirement benefit cost	1,944	—
Other, net	479	—
Changes in operating assets and liabilities:
Restricted cash	(7,530)	—
Accounts receivable	(1,493)	—
Spare parts and supplies	(1,753)	—
Prepaid expenses	(10,219)	(500)
Accounts payable	(7,263)	867
Air traffic liability	24,527	—
Other accrued liabilities	20,540	33
Other assets and liabilities, net	(1,611)	221
Net cash provided by (used in) operating activities	39,719	(4,986)

Cash Flows From Investing Activities:
Acquisition of Hawaiian Airlines, Inc.	113,685	—
Additions to property and equipment	(4,159)	—
Net cash provided by investing activities	109,526	—

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	631	6,119
Proceeds on notes receivable from sales of common stock	24	—
Repayments of long-term debt and capital lease obligations	(3,267)	—
Net cash provided by (used in) financing activities	(2,612)	6,119

Net increase in cash and cash equivalents	146,633	1,133

Cash and cash equivalents - Beginning of Period	2,169	1

Cash and cash equivalents - End of Period	$148,802	$1,134

(*)                       Includes only the cash flows of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through September 30, 2005.

(**)                Includes only the cash flows of Hawaiian Holdings, Inc. for the entire period presented.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Business and Organization

Hawaiian Holdings, Inc. (the “Company” or “Holdings”) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers in 2004, was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo.

As further described in Note 3, on April 1, 2003, following Hawaiian’s bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting.  As further discussed in Note 4, on June 2, 2005, the Company reconsolidated Hawaiian upon Hawaiian’s emergence from bankruptcy protection in a transaction accounted for as a business combination.  As a result, for financial reporting purposes, the Company was a holding company with no business operations or properties for the period April 1, 2003 through June 1, 2005. Accordingly, as used in this report, the terms “Company”, “we”, “our”, and “us” refer to (i) Hawaiian Holdings, Inc. and its consolidated subsidiaries, with respect to the periods prior to and including March 31, 2003; (ii) Hawaiian Holdings, Inc. only, with respect to the period from April 1, 2003 through June 1, 2005; and (iii) Hawaiian Holdings, Inc. and its consolidated subsidiaries, including Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments and reorganization items) considered necessary for a fair presentation have been included.  However, due to seasonal fluctuations common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and the notes thereto contained in the Company’s Form 8-K/A filed with the SEC on August 15, 2005.

2. Hawaiian’s Bankruptcy, Liquidity and Going Concern

On March 21, 2003 (the “Petition Date”), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Hawaii (the “Bankruptcy Court”). The Company did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and operate Hawaiian, which thereafter operated its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy (the “Effective Date”).

On March 11, 2005, the Company, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, a wholly-owned subsidiary of the Company formerly known as HHIC, Inc. (“HHIC”), a Delaware corporation, and RC Aviation, LLC (“RC Aviation”), which is currently the Company’s largest shareholder, sponsored the Third Amended Joint Plan of Reorganization (the “Joint Plan”) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian with and into HHIC, with HHIC being the surviving entity and renamed Hawaiian Airlines, Inc., a Delaware corporation. As used hereinafter in this report, the term “Hawaiian” refers to the predecessor company for all periods prior to the merger with HHIC, and the successor company for all periods subsequent to the merger with HHIC.  The Company retained its 100% equity interest in Hawaiian; however, in connection with the Joint Plan, the Company issued shares of its common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of its common shareholders.

The following table summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Long-Term Obligations	Common Stock

Unclassified	Unsecured Priority Tax Claims	In cash, paid in twenty-four (24) equal quarterly installments.	$1.2	$29.5	$—

Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—

Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—

Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—

Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	36.6	—	—

Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of the Company based on a stock value of $6.16 per share, and subordinated convertible notes of the Company.	27.0	60.0	87.0

Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—

Class 7 (Impaired/ Unimpaired)	Equity Interests

Holders of equity interests in Hawaiian retained their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, the Company was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of the Company’s common shareholders.

		Total	$67.9	$90.7	$87.0

Cash and common stock claims have been settled, with the exception of disputed claims totaling $14.1 million that are included in the Class 2 and 4 claims above at the gross claim amount. The ultimate resolution of the disputed claims may be lower, but no assurance can be provided that this will occur. For these reasons, the ultimate amounts and classifications of such claims cannot yet be determined.

The Joint Plan was financed through the issuance of approximately 14.1 million shares of the Company’s common stock to the holders of aircraft lease related claims, a $50.0 million senior secured credit facility of Hawaiian, a $25.0 million junior secured term loan of Hawaiian and a private placement by the Company of $60.0 million in subordinated convertible notes (collectively, the “Exit Financing Transactions”), as discussed further in Note 5.

The Chapter 11 filing, including the subsequent appointment of the bankruptcy trustee, and the resulting uncertainty regarding Hawaiian’s future financial prospects raised substantial doubt about the ability of the Company and Hawaiian to continue business as a going concern.  With the consummation of the Joint Plan, the conditions that previously raised such substantial doubt about whether the Company and Hawaiian would continue as a going concern no longer exist.

3.  Summary of Significant Accounting Policies

Basis of Presentation

Prior to Hawaiian’s bankruptcy, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiaries”, because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition Date, the Company expected to regain full control of Hawaiian in a short period of time. The Company had renegotiated the collective bargaining agreements with Hawaiian’s pilots, mechanics, and flight attendants prior to the Chapter 11 filing, Hawaiian had minimal secured debt or other secured non-aircraft claims, and management believed Hawaiian’s operating leases could be renegotiated quickly through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have a common board of directors and common management. As a result of the above, the Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of a motion seeking the appointment of a bankruptcy trustee created significant uncertainty regarding the Company’s ability to facilitate a timely reorganization of and to regain full control of Hawaiian, which uncertainty was confirmed on May 16, 2003 by the Bankruptcy Court’s issuance of an order appointing a bankruptcy trustee to manage and operate Hawaiian’s business. As a result of the appointment of the bankruptcy trustee, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting until the Company regained control of Hawaiian on June 2, 2005.  The Company accounted for Hawaiian’s emergence from bankruptcy as a business combination, with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair values as of June 2, 2005, and the results of operations of Hawaiian included in the Company’s consolidated results of operations since June 2, 2005.

Summary Financial Information of Hawaiian Airlines

Hawaiian is a predecessor of the Company, as defined in Rule 405 of Regulation C under the Securities Act, and as a result separate financial statements of Hawaiian, prepared in accordance with Article 10 of Regulation S-X of the SEC, up until the point at which Hawaiian was reacquired by the Company, are included in this Quarterly Report on Form 10-Q.  Summary financial information of Hawaiian, up until the point at which it emerged from bankruptcy and was reacquired by the Company, is presented below.

	January 1, 2005	January 1, 2004
	through	through
	June 1, 2005	September 30, 2004
	(in thousands)
Statement of Operations
Operating revenue	$321,508	$579,825
Operating expenses	311,301	513,726
Operating income	10,207	66,099
Reorganization items, net	(5,349)	(124,337)
Other nonoperating income (expense)	2,893	(4)
Income (loss) before income taxes	7,751	(58,242)
Income tax expense	13,266	20,408
Net loss	$(5,515)	$(78,650)

Hawaiian’s financial statements, from which the above summarized financial information was derived, were prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), and on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian’s reorganization and restructuring are reported separately as reorganization items in its statements of operations.

These financial statements do not include any of the adjustments that would have resulted had Hawaiian been unable to continue as a going concern, nor do they give effect to any adjustments to the carrying values of the assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of the Joint Plan.

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At September 30, 2005, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).  At December 31, 2004, restricted cash consisted of an amount encumbered under a lien asserted by the Pension Benefit Guarantee Corporation.

Spare Parts and Supplies

Spare parts and supplies consist primarily of expendable parts for flight equipment and other supplies that are valued at average cost. An allowance for obsolescence is provided over the estimated useful lives of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service.  An allowance is also provided to reduce the carrying costs of excess spare parts to the lower of amortized cost or net realizable value. These allowances are based on management’s estimates and are subject to change.

Property and Equipment

Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Flight equipment	2-15 years, 15% residual value
Ground equipment	5-15 years, no residual value
Airport terminal facilities	Shorter of lease term or useful life
Buildings	15-20 years, no residual value
Leasehold improvements	Shorter of lease term or useful life

Aircraft maintenance and repairs are charged to operations as incurred, except for maintenance and repairs under power-by-the-hour maintenance agreements that are accrued and expensed based on hours flown. Modifications that significantly enhance the operating performance or extend the useful lives of aircraft and engines are capitalized and amortized over the lesser of the remaining life of the asset or the lease term.

Revenue Recognition

Passenger revenue is recognized either when the transportation is provided or when tickets expire unused. The value of passenger tickets for future travel is included as air traffic liability. Hawaiian performs periodic evaluations of this estimated liability and any resulting adjustments, which can be significant, are included in the results of operations for the periods in which the evaluations are completed. Charter and cargo revenue is recognized when the transportation is provided.

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized immediately as a reduction in marketing expenses.

Components of other operating revenue include ticket change fees, ground handling fees, sales of jet fuel, and other incidental sales that are recognized as revenue when the related goods and services are provided.

Basic Earnings Per Share

Net income or loss per share is reported in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Under Emerging Issues Task Force (“EITF”) Consensus 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share”, warrants that participate in dividends and/or distributions as if they were common stock are considered participating securities. Therefore, the Company is required to use the two-class method shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)

Net income (loss)	$7,833	$(1,756)	$7,137	$(5,607)

Less: amount allocated to participating warrants	(90)	—	(170)	—
Net income (loss) available to common shareholders - Basic	7,743	(1,756)	6,967	(5,607)

Weighted average common shares outstanding	44,898	30,006	37,019	29,441

Basic earnings (loss) per share	$0.17	$(0.06)	$0.19	$(0.19)

Diluted Earnings Per Share

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock, and the if-converted method for the assumed conversion of convertible preferred stock and debt.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)

Net income (loss)	$7,833	$(1,756)	$7,137	$(5,607)

Less: amount allocated to participating warrants	(90)	—	(170)	—
Add: interest due to assumed exercise of convertible notes	1,645	—	2,194	—

Net income (loss) available to common shareholders - Diluted	9,388	(1,756)	9,161	(5,607)

Weighted average common shares outstanding	44,898	30,006	37,019	29,441
Assumed exercise of stock options	308	—	308	—
Assumed exercise of convertible notes	13,793	—	13,793	—
Adjusted weighted average shares - Diluted	58,999	30,006	51,120	29,441

Diluted earnings (loss) per share	$0.16	$(0.06)	$0.18	$(0.19)

Frequent Flyer Program

HawaiianMiles, Hawaiian’s frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing free travel on Hawaiian or on certain other airlines, and for goods and services provided by other participating partners, is recognized as a liability and charged to operations as program members accumulate mileage.  The incremental cost for travel provided by Hawaiian includes the cost of fuel, passenger meals, beverages and other in-flight supplies, passenger liability insurance, reservations and ticketing, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles program. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

Sales Commissions

Commissions from the sales of passenger and cargo traffic are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying balance sheets.

Stock Option Plans

The Company accounts for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations.  Under APB 25, no compensation expense is recognized for stock option grants if on the date of grant the exercise price of the stock option is at or above the fair market value of the underlying stock.

The Company has adopted the pro forma disclosure features of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  As required by SFAS 123, pro forma information regarding net income (loss) has been determined as if the Company accounted for granted employee stock options using the fair value method prescribed by SFAS 123.  The following table illustrates the pro forma effects on net income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123.  The fair values for the stock options were estimated at the dates granted using the Black-Scholes-Merton option pricing model.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income (loss) - as reported	$7,833	$(1,756)	$7,137	$(5,607)

Less: stock-based employee compensation expense determined under the fair value method for all grants, net of tax	261	66	351	252

Pro forma net income (loss)	$7,572	$(1,822)	$6,786	$(5,859)

Basic earnings (loss) per share
As reported	$0.17	$(0.06)	$0.19	$(0.19)
Pro forma	$0.17	$(0.06)	$0.18	$(0.20)

Diluted earnings (loss) per share
As reported	$0.16	$(0.06)	$0.18	$(0.19)
Pro forma	$0.15	$(0.06)	$0.17	$(0.20)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which replaces SFAS 123 and supersedes APB 25.  SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. Also, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, in that the tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than as operating activities.  SFAS 123R will be effective for us beginning January 1, 2006 (as extended by the SEC on April 14, 2005).  SFAS 123R offers alternative methods of adoption.  Depending on the method the Company uses to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after December 31, 2005.

Reclassifications

Certain amounts for the 2004 periods were reclassified to conform to the 2005 periods’ presentation.

4. Business Combinations

As discussed in Note 3, from the period April 1, 2003 through June 1, 2005, during which time the Company did not control Hawaiian, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. In connection with Hawaiian’s reorganization and emergence from bankruptcy, the Company issued debt and equity securities to holders of certain claims in Hawaiian’s bankruptcy case in order to consummate the Joint Plan and to regain control of Hawaiian at the Effective Date.  The Company’s reacquisition of Hawaiian was accounted for as a business combination, and Hawaiian’s results of operations are included in the Company’s results of operations since June 2, 2005.

Under the Joint Plan, holders of lease-related claims received full payment of their approved claims in a combination of cash, common stock of the Company, and subordinated convertible notes issued by the Company, as is discussed in Note 5. Holders of other claims received full payment of their claims in cash.  On the Effective Date, the Company issued approximately 14.1 million shares of common stock pursuant to the Joint Plan.  In accordance with EITF Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the common stock was valued at $6.50 per share for accounting purposes. This price represents the average closing price per share for the five-day period including November 2, 2004, the date upon which the number of shares of the Company’s common stock issued under the Joint Plan was finalized.  The Company’s estimated total purchase price for Hawaiian is as follows (in thousands):

Common stock	$91,805
Issuance of subordinated convertible notes	60,000
Cash payments made to holders of claims against Hawaiian	48,257
Accruals for estimated unpaid claims	18,246
Total estimated purchase price	$218,308

Under the purchase method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Hawaiian based on their fair values as of the date of acquisition. The following table summarizes management’s current estimates of the fair values of Hawaiian’s assets and liabilities at the date of acquisition. This purchase price allocation is not final, but will be finalized after completion of independent appraisals of certain of the significant assets acquired and liabilities assumed, evaluations of Hawaiian’s operations and the resolution of pending contested claims in Hawaiian’s bankruptcy case.  Independent valuation specialists are currently conducting appraisals to assist management in determining the fair values of a significant portion of these assets and liabilities. The work performed by these valuation specialists was considered by management in its estimates of the fair values presented in these financial statements. During the three months ended September 30, 2005, the Company revised its initial estimates of the fair values, which did not have a material impact on the Company’s results of operations or financial condition. The final determination of the fair values will include management’s consideration of the final valuations being prepared by the valuation specialists and will be based on the actual net tangible and intangible assets and liabilities of Hawaiian existing at the date of acquisition. Management does not believe that such final fair value amounts will differ significantly from the amounts presented in these financial statements.

(in thousands)
Assets
Cash and cash equivalents	$113,685
Restricted cash	57,448
Accounts receivable	53,695
Spare parts and supplies	12,099
Deferred taxes, net	13,576
Prepaid expenses and other	30,984
Property and equipment	49,530
Long-term prepayments and other	59,355
Intangible assets	169,150
Goodwill	103,524

Liabilities
Accounts payable	$48,945
Air traffic liability	152,929
Accrued liabilities	46,585
Debt and capital lease obligations	78,352
Accumulated pension and other postretirement benefit obligations	200,777
Other liabilities	46,376

Of the total estimated purchase price, $156.2 million was allocated to amortizable intangible assets, and $13.0 million was allocated to intangible assets with indefinite lives. The Company recorded $103.5 million of goodwill representing the estimated purchase price in excess of the fair value of the tangible and intangible assets acquired and the liabilities assumed. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized, but will be reviewed for impairment at least annually under the provisions of SFAS 142. Intangible assets with indefinite lives consist of the estimated fair value allocated to the Hawaiian Airlines trade name, which was determined to have an indefinite useful life due to several factors and considerations, including the length of time (over 76 years) that the Hawaiian Airlines trade name has been in use, the Hawaiian Airlines brand awareness and market position, and the assumed continued use of the Hawaiian Airlines trade name. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge for the amount of impairment during the quarter in which such determination is made.

The following table summarizes management’s estimates of the fair values of intangible assets at the date of acquisition and the useful lives assigned to each asset.

	Fair Value	Useful Life
	(in thousands)

HawaiianMiles - marketing relationships	$119,900	7.5 years
HawaiianMiles - customer relationships	12,200	10 years
Favorable aircraft maintenance contracts	20,390	Term of agreements
Hawaiian Airlines trade name	13,000	Indefinite
U.S. FAA Part 121 operating certificates	3,660	12 years
Total	$169,150

The following table presents pro forma financial information as if the business combination had occurred on January 1, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except for per share data)

Operating revenue	$224,086	$207,909	$614,340	$568,306
Operating income	20,232	25,102	20,396	41,851
Income (loss) before income taxes	25,274	(95,578)	21,700	(93,223)
Net income (loss)	11,411	(104,681)	(2,274)	(110,524)
Net income (loss) per share:
Basic	$0.25	$(2.37)	$(0.05)	$(2.54)
Diluted	$0.20	$(2.37)	$(0.05)	$(2.54)

Pro forma income (loss) before income taxes and net income (loss) include reorganization expenses of Hawaiian of $117.3 million for the three months ended September 30, 2004, and $5.3 million and $124.3 million, respectively, for the nine months ended September 30, 2005 and 2004.

5. Debt and Common Stock Warrant

The Joint Plan was financed through the Exit Financing Transactions, including the issuance of approximately 14.1 million shares of the Company’s common stock and the following debt instruments.

Senior Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the senior lenders (the “Senior Credit Facility”).  Indebtedness under the Senior Credit Facility is secured by substantially all of Hawaiian’s assets.  The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans, and (ii) a $25.0 million term loan payable with quarterly principal payments of $2.1 million each to June 1, 2008. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo Bank’s published prime rate) plus the base rate margin (150 basis points), and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin, as defined in the Senior Credit Facility.  The interest rate shall at no time be less than 5.0% per annum and is subject to adjustment.  The Senior Credit Facility includes customary covenants for lending transactions of this type including minimum EBITDA (earnings before interest, taxes and depreciation and amortization, adjusted for extraordinary non-cash charges and credits), excess availability and leverage ratio financial covenants. Hawaiian was in compliance with all of the covenants under the Senior Credit Facility as of September 30, 2005. The Senior Credit Facility matures on June 2, 2008.

At September 30, 2005, $22.9 million was outstanding under the Senior Credit Facility consisting of $18.5 million of LIBOR rate loans at 7.91% per annum, and $4.4 million of base rate loans at 8.25% per annum.  The Company had issued $5.7 million of letters of credit and had $19.3 million of remaining availability under the credit facility as of September 30, 2005.

Term B Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the junior lenders (the “Term B Credit Facility”).  The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10.0% per annum, with interest payable quarterly in arrears. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility.  The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by a lien on substantially all of Hawaiian’s assets, subordinate to the prior liens granted to the lenders under the Senior Credit Facility. Hawaiian was in compliance with all of the covenants under the Term B Credit Facility as of September 30, 2005. The Term B Credit Facility matures on June 2, 2008.

Subordinated Convertible Notes

On June 1, 2005, the Company and RC Aviation entered into the Note Purchase Agreement pursuant to which certain members of RC Aviation purchased from the Company Series A Subordinated Convertible Notes, due June 1, 2010 (the “Series A Notes”), and Series B Subordinated Convertible Notes, due June 1, 2010 (the “Series B Notes” and, together with the Series A Notes, the “Notes”), in the aggregate principal amount of $60.0 million. Interest on the Notes at a rate of 5% per annum is payable semi-annually in arrears in either cash or additional Notes.  The Notes are convertible into the Company’s common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes are convertible into 8,933,000 shares and 4,860,103 shares, respectively, of the Company’s common stock at any time after the first anniversary of the issuance thereof. The Notes become due in five years from the issue date, if not prepaid or converted prior to such date. The Company has the right and has covenanted to use its best efforts to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to purchase shares of newly designated Series E Preferred Stock of the Company (the “Series E Warrant”).  In July 2005, this warrant was automatically exchanged upon shareholder approval for a warrant to purchase up to ten percent (10%) of the fully-diluted shares of common stock of the Company (or 6,855,685 shares) at an exercise price of $7.20 per share (the “Common Stock Warrant”). Half of the Common Stock Warrant had been previously earned by RC Aviation for its funding commitment with respect to the Joint Plan, and the other half were earned by RC Aviation in connection with its purchase of the Notes.  In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of the shares of the Company’s common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

The Notes are convertible into common stock of the Company at a price per share that is lower than the closing share price of the Company’s common stock as of the date the Notes were issued, which constitutes a beneficial conversion feature.  In accordance with EITF Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the intrinsic value of the beneficial conversion feature as of June 1, 2005 of $27.8 million was recorded as additional paid-in-capital.  Additionally, the fair value of the Common Stock Warrant of $13.5 million was also recorded to additional paid-in-capital.  As a result of the amounts ascribed to the beneficial conversion feature and the Common Stock Warrant, the Notes were recorded at a substantial discount, which is being amortized to interest expense over the stated lives of the Notes.  The initial carrying value of the Notes was $18.7 million and the effective interest rate on the Notes is 35%.

Maturities of long-term debt as of September 30, 2005 are as follows (in thousands):

Remainder of 2005	$3,174
2006	12,834
2007	13,036
2008	34,086
2009	5,169
Thereafter	68,256
136,555

Discount attributable to, net of amortization:
Intrinsic value of beneficial conversion feature of subordinated convertible notes	(26,948)
Fair value of warrants issued with subordinated convertible notes	(13,148)
IRS obligation (See Note 9)	(2,180)
94,279
Less current portion	(12,780)
Total long-term debt	$81,499

6. Leases

At September 30, 2005, Hawaiian leased all 25 of its aircraft under long-term operating leases. The aircraft fleet in service was as follows:

Aircraft Type	Number of Aircraft

B767	14
B717	11
Total	25

Hawaiian’s leases with AWAS (formerly Ansett Worldwide Aviation Services, Inc.) for seven Boeing 767 aircraft allow AWAS to terminate the leases early, after not less than 180 days prior notice to Hawaiian, beginning on March 21, 2007. AWAS can terminate up to two leases between March 21, 2007 and September 20, 2007, up to three additional leases between September 21, 2007 and March 20, 2008 and up to two additional leases between March 21, 2008 and September 20, 2009. After September 20, 2009, AWAS can terminate up to all seven leases on not less than 180 days notice.

The present value of the differences between the contract lease rates and the fair market rates for certain of Hawaiian’s operating leases was recorded as a net deferred credit at June 2, 2005.  For the three months ended September 30, 2005, and the period June 2, 2005 to September 30, 2005, aircraft and other rent expense was reduced by $0.5 million and $0.4 million, respectively, due to the amortization of this net deferred credit.

The following table sets forth Hawaiian’s scheduled future minimum lease commitments under operating and capital leases as of September 30, 2005.

	Operating	Capital
	Leases	Leases
	(in thousands)

Remainder of 2005	$25,560	$60
2006	102,613	242
2007	102,617	137
2008	107,717	102
2009	108,867	102
Thereafter	946,373	737
Total minimum lease payments	$1,393,747	1,380
Less amount representing interest at rates ranging from 7.4% to 11.1%		(420)
Present value of capital lease obligations		960
Less current portion		(170)
Total long-term capital lease obligations		$790

7.  Fuel Price Risk Management

As of June 2, 2005, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 45% of its fuel requirements for the subsequent 12-month period.  Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.61 to $2.17 per gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts of $4.7 million was recorded in prepaid expenses upon the Company’s acquisition of Hawaiian.

From June 2, 2005 until August 31, 2005, the jet fuel forward contracts did not qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), because the Company did not have the required documentation during that period.  As a result, the increase in the fair value of the jet fuel forward contracts during the period June 2, 2005 through August 31, 2005 was recorded as a component of other nonoperating income.  These gains amounted to $8.2 million and $13.7 million for the three and nine months ended September 30, 2005, respectively.  Realized gains of $1.1 million and $1.2 million were also recorded as components of other nonoperating income (expense) for the three and nine months ended September 30, 2005, respectively.

As of September 1, 2005, the Company completed its required documentation and designated the effectiveness of their jet fuel forward contracts based on changes in fair value attributable to changes in spot prices; the change in the fair value related to the changes in the difference between the spot price and the forward price (i.e. the spot-forward difference) are excluded from the assessment of hedge effectiveness.  Under SFAS 133, the jet fuel forward contracts are recorded at fair value, with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is consumed.  Any ineffective portion of a change in fair value is immediately recognized into earnings as a component of other nonoperating income (expense).  Changes in the spot-forward difference are also recognized as a component of other nonoperating income (expense).  For the three and nine months ended September 30, 2005, the Company recognized no hedge ineffectiveness, and a $1.7 million nonoperating loss related to spot-forward changes.  Realized losses of $0.3 million and unrealized losses of $0.2 million were recognized as other comprehensive loss on the balance sheet as of September 30, 2005.  The fair value of the jet fuel forward contracts of $15.2 million was recorded in prepaid expenses and other as of September 30, 2005.

The Company does not hold or issue derivative financial instruments for trading purposes.  The Company is exposed to credit risks in the event the above counterparty fails to meet its obligations; however, the Company does not expect this counterparty to fail to meet its obligations.

8. Employee Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering employees represented by the Air Line Pilots Association (“ALPA”), the International Association of Machinists and Aerospace Workers (“IAM”) and other employees (salaried, Transport Workers Union, Network Engineering Group (“NEG”)). The plans for the IAM and other employees were frozen effective October 1, 1993. The new collective bargaining agreement that Hawaiian’s pilots ratified in May 2005 provides that benefit accruals for pilots under age 50 as of July 1, 2005 will be frozen effective January 1, 2008, and that Hawaiian will begin to make contributions to an alternate defined contribution retirement program for pilots.  All of the pilots’ existing accrued benefits under their defined benefit plan at the date of the freeze will be preserved, but there will be no further benefit accruals after the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). The pilots’ plan is funded based on minimum requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”), but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements.

Hawaiian also sponsors separate deferred compensation 401(k) plans for its pilots, flight attendants and ground and salaried employees. Participating employer cash contributions are not currently required under the terms of the pilots’ plan, but will be required subsequent to the freeze of the pilots’ defined benefit plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan, and not less than 4.04% (with a ceiling of 8.0%) pursuant to the terms of the other deferred compensation plans.

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

(in thousands)	Pension Benefits	Other Benefits

Accumulated benefit obligation	$338,188	$55,950

Projected benefit obligation	$346,932	$55,950
Fair value of plan assets	(202,105)	—
Accrued benefit obligation	$144,827	$55,950

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

	Asset Allocation		Expected Long- Term Rate of
	June 2, 2005	Target	Return

U.S. equities	43%	50%	10%
Fixed income	9%	30%	4%
International equities	10%	10%	10%
Other	38%	10%	8%

Based on current legislation and current assumptions, the Company made scheduled contributions of $23.3 million in 2005 and anticipates contributing $27.1 million to Hawaiian’s defined benefit pension plans during 2006. The Company projects that Hawaiian’s pension plans will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in thousands):

2005	$15,112
2006	16,000
2007	17,366
2008	18,801
2009	19,934
2010 through 2014	112,312

The following table sets forth the net periodic benefit costs for the three months ended September 30, 2005, and for the period June 2, 2005 (the date Hawaiian was reconsolidated by the Company) to September 30, 2005.

	Three months	June 2, 2005
Components of	ended	to
Net Periodic Benefit Cost	September 30, 2005	September 30, 2005
	(in thousands)

Service cost	$1,407	$1,876
Interest cost	4,284	5,712
Expected return on plan assets	(4,005)	(5,340)
Net periodic benefit cost	$1,686	$2,248

Assumed health care cost trend rates have a significant impact on the amounts reported for other benefits. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

(in thousands)	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$673	$(535)
Effect on postretirement benefit obligation	9,283	(7,541)

9. Income Taxes

The Company’s effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance for deferred tax assets, certain expenses that are not deductible for federal income tax purposes, and state income taxes.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to carry back net operating losses (“NOLs”) to periods in which the Company or Hawaiian had net taxable income, the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting NOL carryforwards prior to expiration.  As of September 30, 2005, the Company recognized a full valuation allowance on its deferred tax assets. Also, the consummation of the Joint Plan triggered significant tax deductions related to the payment of bankruptcy claims, most significantly the lease-related claims, resulting in a significant reduction of taxes payable for 2005.

As of December 31, 2004, the Company and Hawaiian had total NOL carryforwards of approximately $5.1 million and $8.4 million, respectively, available to offset future taxable income.  If not used to offset future taxable income, the Company’s NOLs will expire between the years 2014 and 2024, and Hawaiian’s NOLs will expire between the years 2005 and 2009.  Additionally, Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (“IRC Section 382”). IRC Section 382 places an annual limitation on the amount of income that can be offset by NOL carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation on Hawaiian’s NOLs of approximately $1.7 million. To the extent the NOL carryforwards of Hawaiian are used to offset future taxable income, goodwill will be reduced by the resulting tax benefit.

During 2003, the Internal Revenue Service (“IRS”) commenced an audit of Hawaiian covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.0 million was asserted by the IRS to constitute a priority tax claim under § 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (i) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (ii) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax change in ownership limitations under IRC Section 382 on certain NOL carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

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

The IRS filed a notice of appeal of the order on April 6, 2005, in which the IRS sought a priority income tax claim plus accrued interest of $65.4 million, and an unsecured claim for excise tax penalties of $40.5 million.  On April 15, 2005, the Company filed a notice of cross-appeal of the order with respect to allowance of the priority excise tax claim.  On September 15, 2005 the IRS signed a stipulation providing for the dismissal of its appeal in exchange for the Company dismissing the cross-appeal.  On September 27, 2005, a stipulation and order dismissing the aforementioned appeal and cross-appeal was filed in the U.S. District Court for the District of Hawaii.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. The Company cannot currently determine the impact of any potential assessments by the IRS on the Company’s financial position, results of operations and liquidity.  Any additional taxes paid by Hawaiian related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability resulting from the IRS examination will result in a decrease to goodwill.

10. Stock Compensation

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees will be granted 1.5 million shares of the Company’s common stock.  Each eligible full time employee will have 100 immediately vested shares deposited in their 401(k) account (part-time eligible employees will receive 50 immediately vested shares), subject to applicable legal limitations, as soon as necessary amendments are made to the subject benefit plans. Remaining shares will be distributed in two equal distributions on May 1, 2006 and May 1, 2007.  The allocation of the May 1, 2006 and May 1, 2007 distributions will be based on the employee’s pro rata share of W-2 wages for the tax year preceding the year of each distribution.  The Company recorded compensation expense of $1.6 million during the nine months ended September 30, 2005 related to approximately 285,000 shares for the first distribution, which is expected to occur by the end of 2005.  Compensation expense for the May 1, 2006 distribution is being accrued over the service period (the 2005 tax year) based on the ending price of the Company’s common stock for each reporting period.  During the three and nine months ended September 30, 2005, the Company recorded compensation expense of $0.1 million and $1.4 million, respectively, related to the May 1, 2006 distribution.

On July 7, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the “Plan”), which supersedes the Company’s 1996 Stock Incentive Plan and 1996 Nonemployee Director Stock Option Plan (the “Prior Plans”), which would have expired under their terms in 2006.  The Plan allows for the issuance of 8 million shares of common stock, which includes approximately 1.1 million shares to be rolled over from the Company’s Prior Plans and approximately 6.9 million additional shares of common stock.  The Plan authorizes the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) to grant to participants: (i) options to purchase common stock, which may be in the form of non-statutory stock options or, if granted to employees, Incentive Stock Options; (ii) stock appreciation rights; (iii) deferred stock units; (iv) restricted common stock with such restriction periods, restrictions on transferability, and performance goals as the Compensation Committee may designate at the time of grant; (v) cash payments that may be granted separately or as a supplement to any stock-based award; (vi) dividend rights to participants, which entitles a participant to receive the dividends on common stock to which the participant would be entitled if the participant owned the number of shares of common stock represented by the dividend rights; and (vii) other stock-based awards as deemed by the Compensation Committee to be consistent with the purposes of the Plan.  The Plan also authorizes the Governance and Nominating Committee of the Company’s Board of Directors to grant and administer director options.  The term of each award will be determined by the Compensation Committee at the time each award is granted, provided that the terms of options, stock appreciation rights and dividend rights may not exceed ten years.

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

11. Comprehensive Income (Loss)

Total comprehensive income was $7.3 million and $6.6 million, respectively, for the three and nine months ended September 30, 2005.  For the comparable three and nine-month periods of 2004, total comprehensive loss was $1.8 million and $5.6 million, respectively.  The difference between net income and comprehensive income for the three and nine-month periods in 2005 was due to the change in the fair value of derivative financial instruments accounted for as cash flow hedges in accordance with SFAS 133.

12. Capital Stock

On July 7, 2005, the Company’s shareholders approved an amendment of the Company’s certificate of incorporation to increase the number of authorized shares of capital stock from 62 million shares (consisting of 60 million shares of common stock and 2 million shares of preferred stock) to 120 million shares (consisting of 118 million shares of common stock and 2 million shares of preferred stock). The increase in the number of authorized shares of common stock was necessary in order to have sufficient shares of common stock available for the issuance of certain shares upon exercise of securities that were part of the exit financing from bankruptcy of Hawaiian, for grants under the Company’s newly adopted 2005 Stock Incentive Plan, and a reserve of common shares for present and future needs and growth.

13. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

American Airlines

Included in accrued liabilities is a pending unpaid claim in the amount of approximately $11.0 million from American Airlines (“American”) for unpaid rent relating to DC-10 aircraft that Hawaiian leased from American prior to the Petition Date and unpaid maintenance charges.  Hawaiian disputes a substantial portion of American’s claim and also contends that a significant portion of the claim should be categorized as a Class 5 claim under the Joint Plan (see Note 2 for a table summarizing the classification and treatment of claims under the Joint Plan). By Order entered on January 20, 2005, the Bankruptcy Court provided for the continued negotiations among the parties following confirmation of the Joint Plan, or a hearing before the Bankruptcy Court to resolve the issues, if agreement could not be reached, without prejudice to their respective rights.  To the extent that Hawaiian ultimately pays more or less than the amount accrued, there will be a corresponding increase or decrease, respectively, in goodwill.

Los Angeles Airport Operating Terminal

On December 1, 1985, Hawaiian entered into an agreement with other airlines, as amended in 1989, for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (the “Facilities”). Current tenants and participating members of LAX Two Corporation (the “Corporation”), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the City of Los Angeles for charges related to its terminal ground rental.

General Guarantees and Indemnifications

Hawaiian is the lessee under certain real estate leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, Hawaiian typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. Hawaiian expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

14. Subsequent Events

The bankruptcy trustee in Hawaiian’s Chapter 11 proceeding had submitted an application to the Bankruptcy Court for an $8.0 million success fee, in addition to $1.2 million of compensation already received. On  November 1, 2005, the Bankruptcy Court issued an order allowing additional compensation of $250,000 rather than the $8.0 million success fee requested by the bankruptcy trustee.

SH&E, the trustee’s advisor in Hawaiian’s case, submitted a success fee application with the Bankruptcy Court in the amount of $1.75 million, in addition to hourly fees of $4.6 million billed in the case.  On October 21, 2005, SH&E withdrew its success fee application with the Bankruptcy Court, and contemporaneously Hawaiian withdrew it objections to SH&E’s final fee application with the Bankruptcy Court.

On October 19, 2005 and October 21, 2005, the Company repurchased at their face amount approximately $3.9 million and $1.1 million, respectively, in principal amount of the Series A Notes and Series B Notes, plus accrued interest and a corresponding portion of the warrants held by RC Aviation on behalf of its members.  After giving effect to the warrant repurchase in connection with the repurchased Notes, RC Aviation now holds a warrant to purchase 6,283,705 shares of common stock.

Hawaiian Airlines, Inc. (Debtor)

Statements of Operations (unaudited)

	January 1, 2005	January 1, 2004
	to	to
	June 1, 2005	September 30, 2004
	(in thousands)
Operating Revenue:
Passenger	$290,198	$532,962
Charter	5,914	4,259
Cargo	11,770	22,949
Other	13,626	19,655
Total	321,508	579,825

Operating Expenses:
Wages and benefits	95,107	173,026
Aircraft fuel, including taxes and oil	69,786	95,735
Aircraft rent	43,868	79,982
Maintenance materials and repairs	23,865	38,145
Other rentals and landing fees	9,637	18,264
Depreciation and amortization	3,768	6,001
Sales commissions	2,607	3,852
Other	62,663	98,721
Total	311,301	513,726

Operating Income	10,207	66,099

Nonoperating Income (Expense):
Reorganization items, net	(5,349)	(124,337)
Interest expense	(465)	(162)
Other, net	3,358	158
Total	(2,456)	(124,341)

Income (Loss) Before Income Taxes	7,751	(58,242)

Income tax expense	13,266	20,408

Net Loss	$(5,515)	$(78,650)

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)

Balance Sheets (unaudited)

	June 1, 2005	December 31, 2004
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$118,176	$110,647
Restricted cash	57,448	47,902
Accounts receivable, net of allowance for doubtful accounts of $1,219 and $1,337 as of June 1, 2005 and December 31, 2004, respectively	37,675	23,321
Spare parts and supplies, net	10,911	8,527
Prepaid expenses and other	30,984	31,046
Total	255,194	221,443

Property and equipment, less accumulated depreciation and amortization of $43,568 and $40,383 as of June 1, 2005 and December 31, 2004, respectively	60,035	51,539

Other Assets:
Long-term prepayments and other	33,256	33,492
Reorganization value in excess of amounts allocable to identifiable assets, net	27,731	27,731

Total Assets	$376,216	$334,205

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$43,865	$47,097
Air traffic liability	166,464	129,532
Other accrued liabilities	35,005	30,981
Current portion of long-term debt and capital lease obligations	4,307	79
Total	249,641	207,689

Long-Term Debt	25,294	33

Other Liabilities and Deferred Credits:
Accumulated pensions and other postretirement benefit obligations	142,489	144,198
Other liabilities and deferred credits	37,305	60,698
Total	179,794	204,896

Liabilities Subject to Compromise	214,879	214,695

Commitments and Contingent Liabilities

Shareholders’ Deficiency:
Common Stock - $0.01 par value, 60,000,000 shares authorized, 27,814,143 shares issued and outstanding as of June 1, 2005 and December 31, 2004	278	278
Preferred Stock - $0.01 par value, 2,000,000 shares authorized, no shares issued or outstanding at June 1, 2005 and December 31, 2004	—	—
Capital in excess of par value	60,084	60,084
Notes receivable from sales of common stock	(49)	(69)
Accumulated deficit	(236,733)	(231,218)
Accumulated other comprehensive income (loss):
Minimum pension liability adjustment	(120,716)	(120,716)
Unrealized gain (loss) on hedge instruments	3,744	(1,467)

Total	(293,392)	(293,108)

Total Liabilities and Shareholders’ Deficiency	$376,216	$334,205

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)

Statements of Cash Flows (unaudited)

	January 1, 2005	January 1, 2004
	to	to
	June 1, 2005	September 30, 2004
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(5,515)	$(78,650)
Adjustments to reconcile net loss to net cash provided by operating activities:
Reorganization items, net	5,349	124,337
Depreciation and amortization	3,768	6,001
Net periodic postretirement benefit cost	3,300	3,366
Changes in operating assets and liabilities:
Restricted cash	(9,546)	(10,903)
Accounts receivable	(14,354)	(4,555)
Spare parts and supplies	(2,384)	2,005
Prepaid expenses and other	62	(11,130)
Accounts payable	(3,232)	4,945
Air traffic liability	36,932	44,416
Accrued liabilities	8,313	(9,533)
Other assets and liabilities, net	2,482	(23,740)
Net cash provided by operating activities before reorganization activities	25,175	46,559
Reorganization Activities:
Professional fees paid	(6,928)	(13,839)
Interest on accumulated cash balances	1,579	1,920
Net cash used in reorganization activities	(5,349)	(11,919)
Net cash provided by operating activities	19,826	34,640
Cash Flows From Investing Activities:
Additions to property and equipment	(12,054)	(8,066)
Net cash used in investing activities	(12,054)	(8,066)
Cash Flows From Financing Activities:
Long-term borrowings	—	52
Proceeds on notes receivable from sales of common stock	20	1,491
Repayments of long-term debt and capital lease obligations	(263)	(863)
Net cash provided by (used in) financing activities	(243)	680
Net increase in cash and cash equivalents	7,529	27,254

Cash and cash equivalents - Beginning of Period	110,647	87,728

Cash and cash equivalents - End of Period	$118,176	$114,982

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Airlines, Inc., (“Hawaiian”) a wholly-owned subsidiary of Hawaiian Holdings, Inc. (“Holdings”), was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the number of scheduled miles flown by revenue passengers in 2004, is the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States.  Hawaiian Airlines is engaged primarily in the scheduled transportation of passengers, cargo and mail.  On June 2, 2005, concurrent with its emergence from bankruptcy protection, Hawaiian Airlines, Inc., a Hawaii corporation, was merged with and into HHIC, Inc. (“HHIC”), a wholly-owned subsidiary of Holdings, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation.

Hawaiian is a predecessor of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (“SEC”).  As a result, financial information of Hawaiian, prepared in accordance with Regulation S-X of the SEC, up until the point at which Hawaiian was reconsolidated by Holdings is included in the accompanying financial statements and in the Quarterly Report on Form 10-Q of Holdings for the quarterly period ended September 30, 2005.  The accompanying financial statements, prepared as of and through June 1, 2005, do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occuring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

The accompanying unaudited financial statements were prepared in accordance with the American Institute of Certified Public Accountant's Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), and on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with a company’s reorganization from the normal, ongoing operations of its business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with the reorganization and restructuring of the business are reported separately as reorganization activities in the accompanying statements of operations.  The balance sheets distinguish pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities.  Liabilities subject to compromise are reported at the amounts expected to be allowed even if they might ultimately be settled for lesser amounts.

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

2.  Proceedings under Chapter 11 of the Bankruptcy Code, Liquidity and Going Concern

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy.

On March 11, 2005, Holdings, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, HHIC, and RC Aviation (which is currently the largest shareholder of Holdings), sponsored the Third Amended Joint Plan of Reorganization (the “Joint Plan”) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the HHIC Merger.

The following table briefly summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Non Current Obligations	Common Stock of Holdings

Unclassified	Unsecured Priority Tax Claims	In cash, paid in twenty-four (24) equal quarterly installments.	$1.2	$29.5	$—

Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—

Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—

Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—

Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	36.6	—	—

Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of Holdings based on a stock value of $6.16 per share, and subordinated convertible notes of Holdings	27.0	60.0	87.0

Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—

Class 7 (Impaired/ Unimpaired)	Equity Interests

Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, Holdings was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of Holdings’ common shareholders.

		Total	$67.9	$90.7	$87.0

Cash and common stock claims have been settled, with the exception of disputed claims totaling $14.1 million that are included in the Class 2 and 4 claims above at the gross claim amount. The ultimate resolution of the disputed claims may be lower, but we can provide no assurance that this will occur. For these reasons, the ultimate amounts and classifications of such claims cannot yet be determined.

The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings common stock to the holders of aircraft lease related claims, a private placement by Holdings of $60.0 million in subordinated convertible notes, and the Senior Credit Facility and Term B Credit Facility of Hawaiian, as described below.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the senior lenders (the “Senior Credit Facility”).  Indebtedness under the Senior Credit Facility is secured by substantially all of Hawaiian’s assets.  The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans, and (ii) a $25.0 million term loan payable with quarterly principal payments of $2.1 million each to June 1, 2008. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo Bank’s published prime rate) plus the base rate margin (150 basis points), and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin, as defined in the Senior Credit Facility.  The interest rate shall at no time be less than 5.0% per annum and is subject to adjustment.  The Senior Credit Facility includes customary covenants for lending transactions of this type including minimum EBITDA (earnings before interest, taxes and depreciation and amortization, adjusted for extraordinary non-cash charges and credits), excess availability and leverage ratio financial covenants. The Senior Credit Facility matures on June 2, 2008.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the junior lenders (the “Term B Credit Facility”).  The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10% per annum, with interest payable quarterly in arrears. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility.  The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by a lien on substantially all of Hawaiian’s assets, subordinate to the prior liens granted to the lenders under the Senior Credit Facility. The Term B Credit Facility matures on June 2, 2008.

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

3. Stock Compensation

Hawaiian accounts for stock options issued by Hawaiian prior to its August 2002 corporate restructuring and for stock options issued subsequent to the corporate restructuring by Holdings related to Hawaiian’s participation in the stock-based compensation plans of Holdings, in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant.

Hawaiian has adopted the pro forma disclosure features of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  As required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123.  The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the second quarter and year-to-date periods of 2004 and 2005.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model.

(in thousands)	January 1- June 1, 2005	January 1- September 30, 2004

Net loss:
As reported	$(5,515)	$(78,650)

Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	110	252
Pro forma	$(5,625)	$(78,902)

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

Included in liabilities subject to compromise is a claim in the amount of approximately $11.0 million from American Airlines (“American”) for unpaid rent relating to DC-10 aircraft that Hawaiian leased from American prior to the Petition Date and unpaid maintenance charges.  Hawaiian disputes a substantial portion of American’s claim and also contends that a significant portion of the claim should be categorized in Class 5. By Order entered on or about January 20, 2005, the Bankruptcy Court provided for the continued negotiations among the parties following confirmation of the Joint Plan, or a hearing before the Bankruptcy Court to resolve the issues, if agreement could not be reached, without prejudice to their respective rights.

5. Reorganization Items, Net

Reorganization items, net represents amounts resulting directly from Hawaiian’s Chapter 11 proceedings and are presented separately in its statements of operations.  Reorganization items, net for each period presented consisted primarily of allowed claims related to rejected and affirmed aircraft leases and professional fees incurred in connection with Hawaiian's Chapter 11 case.

6.  Fuel Price Risk Management

During 2004, Hawaiian reinstated its fuel hedging program through the use of heating oil forward contracts traded on the New York Mercantile Exchange (“NYMEX”) for approximately 40% to 45% of its estimated fuel consumption.  Hawaiian’s NYMEX heating oil contracts were liquidated in May 2005, and Hawaiian received cash proceeds of $3.8 million.  The forward contracts had previously qualified as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); as a result, the realized gain was deferred by Hawaiian as a component of other comprehensive income as of June 1, 2005.

In May 2005, Hawaiian entered into jet fuel forward contracts to hedge approximately 45% of its fuel requirements for the subsequent 12-month period.  Jet fuel forward contracts are not exchange traded due to the limited market for such instruments; however, they tend to have a higher level of precision than heating oil forward contracts.  Under the terms of the jet fuel forward contracts, Hawaiian is to pay a fixed amount per gallon, at prices ranging from $1.61 to $1.75 per gallon, and receive a floating amount per gallon of jet fuel from the counterparty, based on the market price for jet fuel.  The fair value of the jet fuel forward contracts was $4.7 million as of June 1, 2005 and was included in prepaid expenses.  The jet fuel forward contracts did not qualify as hedges under SFAS 133 because the Company did not have the required documentation in place for these agreements and instruments, and as a result the increase in the fair value of the jet fuel forward contracts of $4.7 million was recorded as a component of other nonoperating income (expense) for the period ended June 1, 2005.

7. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense included the following components:

(in thousands)	January 1- June 1, 2005	January 1- September 30, 2004

Service cost	$5,240	$7,773
Interest cost	8,909	15,222
Expected return on plan assets	(6,981)	(12,951)
Amortization of prior service cost	96	167
Recognized net actuarial loss	3,805	5,952

Net periodic benefit expense	$11,069	$16,163

8. Income Taxes

Hawaiian’s effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance for deferred tax assets, the non-deductibility of certain reorganization related expenses, and state income taxes.  Due in part to limitations on the availability of Hawaiian’s net operating loss (“NOL”) carryforwards to offset federal income taxes payable, as further discussed below, Hawaiian has paid income taxes on its taxable earnings in both 2004 and 2003.  As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes.  Hawaiian increased its valuation allowance by approximately $4.9 million during the second quarter of 2005 due to a determination, based on developments during that quarter in its on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

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

During 2003, the Internal Revenue Service (“IRS”) commenced an audit of Hawaiian, covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.0 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (i) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (ii) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax change in ownership limitations under IRC Section 382 on certain NOL carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS’s penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the NOL issue.  Under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments.  As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, Hawaiian will make quarterly payments of $1.4 million to the IRS through the second quarter of 2011. This obligation is included in other liabilities and deferred credits.

The IRS filed a notice of appeal of the order on April 6, 2005, in which the IRS sought a priority income tax claim plus accrued interest of $65.4 million, and an unsecured claim for excise tax penalties of $40.5 million.  On April 15, 2005, the Company filed a notice of cross-appeal of the order with respect to allowance of the priority excise tax claim.  On September 15, 2005 the IRS signed a stipulation providing for the dismissal of its appeal in exchange for the Company dismissing the cross-appeal.  On September 27, 2005, a stipulation and order dismissing the aforementioned appeal and cross-appeal was filed in the U.S. District Court for the District of Hawaii.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. The Company cannot currently determine the impact of any potential assessments by the IRS on the Company’s financial position, results of operations and liquidity.  Any additional taxes paid by Hawaiian related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability resulting for the IRS examination will result in a decrease to goodwill.

9. Comprehensive Loss

Total comprehensive loss was $0.3 million for the period January 1, 2005 through June 1, 2005, and $77.2 million for the nine months ended September 30, 2004.  The difference between net loss and comprehensive loss for the 2005 period was due to the change in the fair value of derivative financial instruments accounted for as cash flow hedges in accordance with SFAS 133; whereas the difference between net loss and comprehensive loss for the 2004 period was due to adjustment of the minimum pension liability.

10.  Commitments and Contingencies

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

•                  financing costs;

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

Overview

Our Company

Hawaiian Holdings, Inc. (the “Company” or “Holdings”) is a holding company whose primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”). Based on the number of scheduled miles flown by revenue passengers in 2004, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest airline in the United States. Hawaiian offers daily service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Francisco, San Jose, Las Vegas, Phoenix, Portland, and Seattle, as well as approximately 100 daily jet flights among the Hawaiian Islands, and additional service to Australia, American Samoa and Tahiti.

Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became an indirect wholly owned subsidiary of the Company pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and a direct wholly-owned subsidiary of the Company in June 2005 pursuant to a short-form merger described in greater detail below under “Consummation of Hawaiian’s Joint Plan of Reorganization.”  Based in Honolulu, Hawaiian had over 3,400 employees at September 30, 2005.

While Hawaiian’s operations and financial results are affected by a variety of factors, Hawaiian, like all airlines, is particularly affected by the availability and price of jet fuel.  Fuel costs are volatile and constitute a significant portion of Hawaiian’s operating expenses, representing approximately 24.3% and 19.6% of Hawaiian’s operating expenses for the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.  Based on gallons expected to be consumed in 2005, every one-cent change in the price of jet fuel increases or decreases Hawaiian’s annual fuel expense by approximately $1.1 million.

Consummation of Hawaiian’s Joint Plan of Reorganization

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. The Company did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization. The bankruptcy filing and subsequent appointment of the bankruptcy trustee effectively served to divest operational and financial control of Hawaiian from the officers and directors of the Company, and severed the availability of funds needed by the Company to support its efforts to meet its ongoing financial and other obligations, including its reporting requirements under the Securities Exchange Act of 1934, as amended.

On March 11, 2005, the Company, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC, Inc., (“HHIC”), and RC Aviation sponsored the Third Amended Joint Plan of Reorganization (the “Joint Plan”) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, with HHIC as the surviving entity and immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation. As used in this report, the term “Hawaiian” refers to the predecessor company for all periods prior to the HHIC merger and the successor company for all periods subsequent to the HHIC merger.  The Company retained its equity interest in Hawaiian; however, in connection with the Joint Plan, the Company issued shares of its common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of the Company’s common shareholders.

The Joint Plan was consummated on June 2, 2005. As described further below under “Liquidity and Capital Resources,” the Joint Plan was financed through the Company’s issuance of approximately 14.1 million shares of its common stock to the holders of aircraft lease-related claims, a $50.0 million senior secured credit facility of Hawaiian, a $25.0 million junior secured term loan of Hawaiian and a private placement by the Company of $60.0 million in subordinated convertible notes (collectively, the “Exit Financing Transactions”).

Results of Operations

The Company’s operations and financial results are sensitive to seasonal volatility, primarily due to leisure and holiday travel patterns.  Hawaii is a popular vacation destination for travelers.  Traffic levels are typically weaker in the first quarter of the year and stronger travel periods occur during June, July, August and December.  During weaker travel periods, the Company may adjust its flight availability to obtain a profitable passenger load factor, or utilize aggressive fare pricing strategies to increase its traffic volume, which may involve higher ticket discounts during these periods.  The Company’s results of operations generally reflect this seasonality, but are also impacted by numerous other factors that are not necessarily seasonal.  These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation and employment levels.  Because substantial portions of personal and business airline travel are discretionary, the industry tends to experience adverse financial results in general economic downturns.  As a result, the Company’s operating results for any particular quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

In the transpacific market, most of Hawaiian’s competition has come from full-service legacy air carriers such as American, United Airlines, Continental Airlines, Delta Air Lines and Northwest Airlines.  Until recently, Hawaiian had no significant competition from low-cost air carriers (“LCC”) due to their inability to provide long-haul, over water service.   However, beginning in 2003, ATA Airlines, which previously had provided charter service from the U.S. mainland to Hawaii, began scheduled service to the Hawaiian Islands and now provides nonstop service to Oahu and Maui from San Francisco, Los Angeles, Phoenix and Las Vegas.  In addition, beginning in December 2005, US Airways will begin nonstop service to several of the Hawaiian Islands from Phoenix and Las Vegas.  This and other potential increases in airline capacity to Hawaii, whether from legacy air carriers or LCC, could result in a significant decrease in our share of the transpacific market, which could have a material adverse effect on our results of operations and financial condition.

In the interisland market, Hawaiian faces competition principally from two other airlines, Aloha Airlines and Island Air.  In addition, Mesa Airlines, a regional carrier based in Phoenix, Arizona, has announced its intention to begin flying an interisland schedule with six 50-seat regional jets in the first quarter of 2006 with the possibility of adding additional capacity, and Fly Hawaii has announced its intention to compete directly with Hawaiian if sufficient capital can be raised and regulatory approvals are secured.  If the additional capacity described by Mesa Airlines and Fly Hawaii is added to existing interisland capacity, it could have a significant negative impact on interisland yields and ultimately the Company’s financial condition.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, the Company consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership interest in Hawaiian using the cost method of accounting.  The Company’s results of operations, therefore, do not include Hawaiian’s operating results during the period from April 1, 2003 through June 1, 2005. During this period, the Company generated no operating revenue, and its operating expenses consisted almost entirely of legal and professional fees related to Hawaiian’s Chapter 11 case, other legal and accounting fees, and other corporate expenses.  Those expenses were $1.8 million and $5.6 million, respectively, for the three and nine months ended September 30, 2004, and $3.0 million for the period January 1, 2005 through June 1, 2005, prior to the reacquisition of Hawaiian. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, the Company reconsolidated Hawaiian as of such date for financial reporting purposes. Hawaiian’s emergence from bankruptcy has been accounted for as a business combination (the acquisition of Hawaiian by the Company), with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in the Company’s consolidated results of operations from June 2, 2005.  However, given the significance of Hawaiian’s results of operations to the Company’s future results of operations and financial condition, as well as the extremely limited nature of the Company’s operations subsequent to Hawaiian’s bankruptcy filing, the historical results of operations of the Company and Hawaiian have been combined and discussed below in order to provide a more informative comparison of results.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Combined Statements of Operations (unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Operating Revenue:
Passenger	$204,537	$193,686	$558,615	$532,962
Charter	2,450	1,204	9,050	4,259
Cargo	8,264	8,278	22,602	22,949
Other	8,835	7,649	25,248	19,655
Total	224,086	210,817	615,515	579,825

Operating Expenses:
Wages and benefits	55,313	57,975	172,996	173,026
Aircraft fuel, including taxes and oil	54,811	35,899	141,367	95,735
Aircraft rent	26,349	26,749	79,080	79,982
Maintenance materials and repairs	13,549	13,675	41,412	38,145
Commissions and other selling expenses	11,449	8,962	33,849	29,227
Depreciation and amortization	7,006	2,387	12,783	6,001
Other rentals and landing fees	6,290	6,265	17,820	18,264
Food and beverage service	4,900	5,141	13,788	13,978
Other	26,483	23,381	79,913	64,979
Total	206,150	180,434	593,008	519,337

Operating Income	17,936	30,383	22,507	60,488

Nonoperating Income (Expense):
Reorganization items, net	—	(117,299)	(5,349)	(124,337)
Interest and amortization of debt issuance costs	(5,004)	(51)	(6,573)	(162)
Interest income	1,879	1	2,387	4
Other, net	7,916	245	16,810	158
Total	4,791	(117,104)	7,275	(124,337)

Income (Loss) Before Income Taxes	22,727	(86,721)	29,782	(63,849)

Income tax expense	14,894	10,095	28,160	20,408

Net Income (Loss)	$7,833	$(96,816)	$1,622	$(84,257)

Combined Entity

Statistical Data (unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,539		1,458		4,313		4,270
Revenue passenger miles (“RPM”)	1,796,649		1,648,588		4,886,986		4,589,952
Available seat miles (“ASM”)	1,998,154		1,876,434		5,623,227		5,372,401
Passenger load factor	89.9%		87.9%		86.9%		85.4%
Passenger revenue per RPM (“Yield”)	11.38	¢	11.75	¢	11.43	¢	11.61	¢

Charter Operations:
Revenue block hours operated (actual)	309		151		1,236		559
Revenue per revenue block hour	$7.9		$8.0		$7.3		$7.6

Cargo Operations:
Revenue ton miles (“RTM”)	22,355		22,635		62,275		63,993
Revenue per RTM	31.61	¢	31.99	¢	31.37	¢	31.40	¢

Total Operations:
Operating revenue per ASM	11.00	¢	11.12	¢	10.65	¢	10.66	¢
Operating cost per ASM	10.12	¢	9.52	¢	10.26	¢	9.54	¢
Revenue passengers flown	1,550		1,463		4,358		4,292
Revenue block hours operated (actual)	21,149		19,994		60,589		58,029
RPM	1,827,022		1,662,926		5,012,233		4,647,471
ASM	2,037,124		1,895,377		5,777,873		5,440,947
Breakeven load factor (a)	88.9%		81.0%		89.8%		82.2%
Gallons of jet fuel consumed	29,171		27,414		83,000		78,465
Average cost per gallon of jet fuel (actual) (b)	$1.88		$1.31		$1.70		$1.22

(a) The scheduled passenger load factor required at the current yield to breakeven with operating expenses (or operating cost per ASM divided by the yield).

(b) Includes applicable taxes and fees.

The combined entity’s results of operations for the three months ended September 30, 2005, and for the period June 2, 2005 to September 30, 2005 were affected by the application of purchase accounting upon Holdings’ reacquisition of Hawaiian.  The assets and liabilities of Hawaiian were recorded at fair value as of June 2, 2005, which affected income before income taxes as follows:

	Three months	June 2, 2005
	ended	to
	September 30, 2005	September 30, 2005
	(in thousands)
Increase (decrease) in income before income taxes
Passenger revenue - reduction of deferred revenue	$(4,197)	$(6,231)
Wages and benefits - elimination of unamortized actuarial losses on benefit plans	2,265	3,020
Aircraft and other rent expense - record operating leases at fair value	522	373
Maintenance materials and repairs - record maintenance contracts at fair value	(1,062)	(1,308)
Depreciation and amortization - record tangible and intangible assets at fair value	(4,129)	(5,248)
Decrease in operating income	(6,601)	(9,394)
Interest, net - record operating leases, debt obligation and certain assets at fair value	(808)	(713)
Total decrease in income before income taxes	$(7,409)	$(10,107)

For the purposes of the following discussion of the results of operations for the three and nine months ended September 30, 2005 and 2004, the term “the combined entity” refers to the combined results of operations of Holdings and Hawaiian.  As used in the context of this narrative, “Holdings” and “Hawaiian” refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

The combined entity had net income of $7.8 million and operating income of $17.9 million for the three months ended September 30, 2005, compared to a net loss of $96.8 million and operating income of $30.4 million for the same three-month period in 2004.  Operating income decreased by $12.4 million in the three-month period ended September 30, 2005 or 41.0 percent, compared to operating income for the same three-month period in 2004, and net earnings increased by $104.6 million in the three-month period ended September 30, 2005 principally because the comparable three-month period in 2004 included $117.3 million of nonoperating expenses related to Hawaiian’s bankruptcy and reorganization.  Other significant differences between income and expense items for the third quarter of 2005 and 2004 are discussed below.

Operating Revenue. Operating revenue was $224.1 million for the three months ended September 30, 2005, a 6.3 percent increase over operating revenue of $210.8 million for the same three-month period in 2004.  Scheduled passenger revenue was $204.5 million for the three months ended September 30, 2005, compared to scheduled passenger revenue of $193.7 million for the same three-month period in 2004.  This $10.9 million, or 5.6 percent, increase in scheduled passenger revenue was due to improved traffic in all of Hawaiian’s markets as is shown in the table immediately below.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

	Change in
	scheduled	Change in		Change in	Change in
	passenger revenue	Yield		RPM	ASM
	(millions)

Transpacific	$5.8	(4.4	) %	9.4%	8.7%
South Pacific	2.2	8.5		8.3	(4.1)
Interisland	2.9	0.7		4.4	(0.1)
Total scheduled	$10.9	(3.1	) %	9.0%	6.5%

Other operating revenues were $19.5 million for the three months ended September 30, 2005, and $17.1 million for the comparable three-month period in 2004.  The $2.4 million, or 14.1 percent, net increase in other operating revenues was due primarily to increases of $1.2 million in charter revenue due to a 105 percent increase in charter revenue block hours flown, and $1.2 million in other operating revenue due mostly to increases in ground handling services provided to other airlines, ticket change fees, and commissions and fees earned under certain joint marketing agreements with other companies.

Operating Expenses. Operating expenses were $206.2 million for the three months ended September 30, 2005, a $25.7 million increase from operating expenses of $180.4 million for the comparable three-month period in 2004.  The net increase in operating expenses for the three-month period in 2005 was due primarily to increases in aircraft fuel, commissions and other selling expenses, depreciation and amortization and other operating expense, offset in part by a decrease in wages and benefits expense.

		Change from three
	Three months ended	months ended	Percent
	September 30, 2005	September 30, 2004	change
	(in thousands)
Operating expenses
Wages and benefits	$55,313	$(2,662)	(4.6)%	(a)
Aircraft fuel, including taxes and oil	54,811	18,912	52.7	(b)
Aircraft rent	26,349	(400)	(1.5)
Maintenance materials and repairs	13,549	(126)	(0.9)
Commissions and other selling expenses	11,449	2,487	27.8	(c)
Depreciation and amortization	7,006	4,619	193.5	(d)
Other rentals and landing fees	6,290	25	0.4
Food and beverage service	4,900	(241)	(4.7)
Other	26,483	3,102	13.3	(e)
Total	$206,150	$25,716	14.3%

(a)           The net decrease in wages and benefits expense was primarily due to a $2.3 million reduction in pension and postretirement benefit costs resulting from recording the pension benefit obligation at its fair value in purchase accounting.

(b)           The increase in aircraft fuel expense was due to a 47.6 percent increase to an average of $1.83 per gallon for the cost of jet fuel for the three-month period ended September 30, 2005 compared to the comparable period in 2004, and a 6.4 percent increase in fuel consumption during the three-month period ended September 30, 2005 related primarily to increased operations on the transpacific routes.  Aircraft fuel expense for the comparable three-month period in 2004 included a gain of $0.8 million resulting from the combined entity’s fuel hedging programs in effect during that quarter.  No such gain was recognized in the comparable three-month period in 2005 period.

(c)           The increase in commissions and other selling expenses was due primarily to increases in frequent flyer expenses associated with the growth of the HawaiianMiles program and credit card commissions resulting from increased credit card ticket sales.

(d)           The increase in depreciation and amortization is attributable to $4.5 million of amortization of certain intangible assets recorded at June 2, 2005. See Note 4, Business Combinations, to Holdings’ financial statements presented elsewhere in this Form 10-Q.

(e)           The net increase in other operating expense was due primarily to professional fees incurred by Holdings relating to compliance and readiness with Section 404 of the Sarbanes-Oxley Act of 2002, fees paid for other financial accounting and auditing services, and fees paid for certain professional services related to Hawaiian’s reorganization.

Nonoperating Income and Expense.  Nonoperating income, net was $4.8 million for the three months ended September 30, 2005, compared to net nonoperating expense of $117.1 million for the same three-month period in 2004.  The three-month period in 2005 included realized and unrealized gains of $9.5 million related to jet fuel forward contracts that did not qualify for hedge accounting and interest expense of $4.6 million due primarily to the debt issued by Holdings and Hawaiian to fund the Joint Plan. The comparable three-month period in 2004 included net reorganization expenses of $117.3 million arising primarily from allowed claims related to affirmed and rejected aircraft leases, and rejected firm orders for aircraft.

Income Tax Expense.  Income tax expense was $14.9 million for the three months ended September 30, 2005, a $4.8 million, or 47.5 percent, increase from income tax expense of $10.1 million for the comparable three-month period in 2004.  The increase in income tax expense was due primarily to an increase in the valuation allowance on the deferred tax assets of Hawaiian.  Due in part to limitations on the availability of Hawaiian’s net operating loss carryforwards to offset federal income taxes payable, Hawaiian has paid income taxes on its taxable earnings in both 2004 and 2003.  As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

The combined entity had net income of $1.6 million and operating income of $22.5 million for the nine months ended September 30, 2005, compared to a net loss of $84.3 million and operating income of $60.5 million for the same nine-month period in 2004.  Operating income decreased by $38.0 million, or 62.8 percent in the nine-month period of 2005 compared to operating income for the same nine-month period in 2004, and net earnings increased by $85.9 million for the nine-month period in 2005 principally because the nine-month period in 2004 included $119.0 million more nonoperating expenses related to Hawaiian’s bankruptcy and reorganization.  Other significant differences between income and expense items for the nine months ended September 30, 2005 and 2004 are discussed below.

Operating Revenue. Operating revenue was $615.5 million for the nine months ended September 30, 2005, a 6.2 percent increase over operating revenue of $579.8 million for the same nine-month period in 2004.  Scheduled passenger revenue was $558.6 million for the nine months ended September 30, 2005, compared to scheduled passenger revenue of $533.0 million for the same nine-month period in 2004.  The $25.7 million, or 4.8 percent, increase in scheduled passenger revenue was due to improved traffic on Hawaiian’s long-haul routes as is summarized in the table immediately below.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

South Pacific	$13.0	1.2%	51.0%	51.0%
Transpacific	12.9	(0.4)	4.2	1.1
Interisland	(0.3)	(0.0)	(0.2)	0.7
Total scheduled	$25.6	(1.6)%	6.5%	4.7%

Other operating revenues were $56.9 million for the nine months ended September 30, 2005, and $46.9 million for the comparable nine-month period in 2004.  The $10.0 million, or 21.4 percent, net increase in other operating revenues was due primarily to increases of $4.8 million in charter revenue due in turn to a 121 percent increase in charter revenue block hours, and $5.6 million in other operating revenue due to increases in ticket change fees and commissions and fees earned under certain joint marketing agreements with other companies.

Operating Expenses. Operating expenses were $593.0 million for the nine months ended September 30, 2005, a $73.7 million increase from operating expenses of $519.3 million for the comparable nine-month period in 2004.  As is explained below, the net increase in operating expenses for the nine months ended September 30, 2005 was due primarily to increases in aircraft fuel, aircraft maintenance, commissions and other selling expenses, depreciation and amortization and other operating expense.

		Change from nine
	Nine months ended	months ended	Percent
	September 30, 2005	September 30, 2004	change
	(in thousands)
Operating expenses
Wages and benefits	$172,996	$(30)	—%
Aircraft fuel, including taxes and oil	141,367	45,632	47.7	(a)
Aircraft rent	79,080	(902)	(1.1)
Maintenance materials and repairs	41,412	3,267	8.6	(b)
Commissions and other selling expenses	33,849	4,622	15.8	(c)
Depreciation and amortization	12,783	6,782	113.0	(d)
Other rentals and landing fees	17,820	(444)	(2.4)
Food and beverage service	13,788	(190)	(1.4)
Other	79,913	14,934	23.0	(e)
Total	$593,008	$73,671	14.2%

(a)                                  The increase in aircraft fuel expense was due primarily to a 45.1 percent increase to an average of $1.64 per gallon for the cost of jet fuel for the nine-month period ended September 30, 2005 compared to the same period in 2004, and a 5.8 percent increase in fuel consumption during the nine-month period in 2005 related primarily to increased operations on the South Pacific routes and charter operations.  Aircraft fuel expense for the subject 2005 and 2004 periods included gains of $2.0 million and $0.8 million, respectively, resulting from Hawaiian’s fuel hedging programs in effect during those periods.

(b)                                  The increase in maintenance, materials and repairs expense was due primarily to an increase in the number of scheduled heavy airframe checks on Hawaiian’s B767 aircraft.

(c)                                  The increase in commissions and other selling expenses was due to increases in frequent flyer expenses associated with the growth of the HawaiianMiles program, credit card commissions resulting from increased credit card ticket sales, and advertising and promotional expenses.

(d)                                  The increase in depreciation and amortization is attributable to $5.8 million of amortization of intangible assets recorded at June 2, 2005. See Note 4, Business Combinations, to Holdings’ financial statements presented elsewhere in this Form 10-Q.

(e)                                  The net increase in other operating expense was due primarily to professional fees incurred by the combined entity relating to compliance and readiness with Section 404 of the Sarbanes-Oxley Act of 2002, Hawaiian’s reorganization, and other financial accounting and auditing services.  Other significant increases were $1.1 million in denied boarding compensation due to aircraft mechanical delays, and $1.0 million in passenger liability insurance due to increases in passenger traffic.

Nonoperating Income and Expense.  Net nonoperating income was $7.3 million for the nine months ended September 30, 2005, compared to net nonoperating expense of $124.3 million for the same period in 2004.  The nine-month period in 2005 included realized and unrealized gains of $17.6 million related to jet fuel forward contracts that did not qualify for hedge accounting and interest expense of $5.5 million due primarily to the debt issued by Holdings and Hawaiian to fund the Joint Plan. The nine-month period in 2004 included net reorganization expenses of $124.3 million arising primarily from allowed claims related to affirmed and rejected aircraft leases, and rejected firm orders for aircraft.

Income Tax Expense.  Income tax expense was $28.2 million for the nine months ended September 30, 2005, a $7.8 million, or 38.0 percent, increase from income tax expense of $20.4 million for the comparable nine-month period in 2004.  The increase in income tax expense was due primarily to an increase in the valuation allowance on the deferred tax assets of Hawaiian created by temporary differences and certain expenses that are not deductible for federal income tax purposes. Due in part to limitations on the availability of Hawaiian’s net operating loss carryforwards to offset federal income taxes payable, Hawaiian has paid income taxes on its taxable earnings in both 2004 and 2003.

Liquidity and Capital Resources

The Company’s future liquidity will be largely dependent on the operating results and cash flows of Hawaiian, along with the financing arrangements put in place in connection with the effectiveness of the Joint Plan, as discussed below.  Due to the significance of the operating cash flows of Hawaiian to our future liquidity, our historical sources and uses of cash have been combined with those of Hawaiian and discussed below in order to provide a more informative comparison.  Management currently believes that a combination of existing cash and cash flows from Hawaiian’s operations will be sufficient to support the Company’s operations and capital requirements through the end of 2006.

Hawaiian in turn has been able to maintain positive cash flow from operations by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles.  Recently, two domestic air carriers, US Airways and Mesa Air, announced their intentions to begin service in certain of Hawaiian’s transpacific and interisland routes, which new service may negatively impact Hawaiian’s future revenues in these markets.

Cash and cash equivalents for the combined entity were $148.8 million at September 30, 2005, an increase of $36.0 million from cash and cash equivalents of $112.8 million at December 31, 2004. The combined entity also had restricted cash on those dates of $65.5 million and $48.4 million, respectively. The restricted cash primarily serves as collateral to support credit card holdbacks for advance ticket sales, which funds are made available as the related air travel is provided. Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Net cash provided by the combined entity’s operating activities before reorganization activities was $64.9 million for the nine months ended September 30, 2005 compared to $41.6 million for the comparable period in 2004.  Reorganization activities used $6.6 million less cash in the 2005 period compared to the same period in 2004, due primarily to Hawaiian’s emergence from bankruptcy on June 2, 2005.  The $23.3 million period over period increase in net cash provided by operating activities before reorganization activities was due primarily to increases in advance passenger ticket sales (air traffic liability) in the 2005 period compared to the same period in 2004.  Net cash used in investing and financing activities was $23.6 million in the 2005 period compared to $1.3 million for the same period in 2004.  The $17.8 million increase in net cash used in the 2005 period is attributable to increases in expenditures for property and equipment and repayments of certain of the debt incurred by the combined entity pursuant to the Joint Plan, and to the fact that the combined entity generated $6.9 million more cash in the 2004 period from the sales of common stock and collections on notes receivable from previous sales of common stock.

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM and other employees (TWU, NEG and salaried employees). In the aggregate, these plans are underfunded.  As of June 1, 2005, the excess of the projected benefit obligation over the fair value of plan assets was approximately $140.0 million.  The Company made scheduled contributions of $23.3 million for 2005 and anticipates contributing $27.1 million to Hawaiian’s defined benefit pension plans during 2006.  Future funding requirements are dependent upon many factors such as interest rates, funding status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

The Company estimates that its capital expenditures will be approximately $5.0 million during the remainder of 2005 and $17.0 million in 2006, consisting primarily of aircraft improvements and modifications, improvements in software and related hardware, facility improvements, purchases of ground equipment and other capital assets. The majority of these anticipated capital expenditures are not firm commitments, and therefore the Company can adjust the level of its capital spending based on its then available and projected available cash.

The Company may also acquire additional aircraft from time to time as opportunities arise to both i) acquire the aircraft on satisfactory price and financing terms, and ii) deploy them in appropriate markets.  The Company currently does not have any firm commitments to acquire additional aircraft.

Senior Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the senior lenders (the “Senior Credit Facility”).  Indebtedness under the Senior Credit Facility is secured by substantially all of Hawaiian’s assets.  The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans, and (ii) a $25.0 million term loan payable with quarterly principal payments of $2.1 million each to June 1, 2008. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo Bank’s published prime rate) plus the base rate margin (150 basis points), and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin, as defined in the Senior Credit Facility.  The interest rate shall at no time be less than 5.0% per annum and is subject to adjustment.  The Senior Credit Facility includes customary covenants for lending transactions of this type including minimum EBITDA (earnings before interest, taxes and depreciation and amortization, adjusted for extraordinary non-cash charges and credits), excess availability and leverage ratio financial covenants. Hawaiian was in compliance with all of the covenants under the Senior Credit Facility as of September 30, 2005. The Senior Credit Facility matures on June 2, 2008.

At September 30, 2005, $22.9 million was outstanding under the Senior Credit Facility consisting of $18.5 million of LIBOR rate loans at 7.91% per annum, and $4.4 million of base rate loans at 8.25% per annum.  The Company had issued $5.7 million of letters of credit and had $19.3 million of remaining availability under the credit facility as of September 30, 2005.

Term B Credit Facility

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the junior lenders (the “Term B Credit Facility”).  The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10.0% per annum, with interest payable quarterly in arrears. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility.  The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. Hawaiian was in compliance with all of the covenants under the Term B Credit Facility as of September 30, 2005. The Term B Credit Facility is secured by a lien on substantially all of Hawaiian’s assets, subordinate to the prior liens granted to the lenders under the Senior Credit Facility. The Term B Credit Facility matures on June 2, 2008.

Subordinated Convertible Notes

On June 1, 2005, the Company and RC Aviation entered into the Note Purchase Agreement, pursuant to which certain members of RC Aviation purchased from the Company Series A Subordinated Convertible Notes due June 1, 2010 (the “Series A Notes”) and Series B Subordinated Convertible Notes due June 1, 2010 (the “Series B Notes” and, together with the Series A Notes, the “Notes”), in the aggregate principal amount of $60.0 million.  The Notes provide for interest at a rate of 5% per annum, payable in cash or additional Notes at the option of the Company. The Notes will be convertible into the Company’s common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes are convertible into 8,933,000 shares and 4,860,103 shares, respectively of the Company’s common stock at any time after the first anniversary of the issuance thereof (the convertibility of the Series B Notes was initially subject to the occurrence of certain events (including shareholder approval), all of which occurred in July 2005). The Notes become due in five years from the issue date, if not prepaid or converted prior to such date. The Company has the right, and has covenanted to use its best efforts, to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to purchase shares of newly designated Series E Preferred Stock of the Company.  In July 2005, such warrant to be automatically exchanged, upon the occurrence of certain events (including shareholder approval), for a warrant to purchase up to ten percent (10%) of the fully-diluted shares of common stock of the Company (6,855,685 shares) at an exercise price of $7.20 per share (the “Common Stock Warrant”) of which warrant half had been previously earned by RC Aviation for its funding commitment with respect to the Joint Plan and the other half of which was earned by RC Aviation in connection with its purchase of the Notes.  In connection with the issuance of the Notes and the granting of the Common Stock Warrant, Holdings and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

On October 19, 2005 and October 21, 2005, the Company repurchased at their face amount approximately $3.9 million and $1.1 million, respectively, in principal amount of the Series A Notes and Series B Notes, plus accrued interest and a corresponding portion of the warrants held by RC Aviation on behalf of its members.  After giving effect to the warrant repurchase in connection with the repurchased Notes, RC Aviation now holds a warrant to purchase 6,283,705 shares of common stock.

Contractual Obligations

Our contractual obligations for the remainder of 2005 and beyond are shown as of September 30, 2005 in the table that follows (in thousands).

		Remainder of			2010 and
Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Senior Credit Facility (1)	$25,805	$2,554	$18,950	$4,301	$—
Term B Credit Facility (1)	31,978	638	5,069	26,271	—
Series A and B Notes (1)	75,466	1,783	6,083	6,092	61,508
IRS obligations (2)	33,051	1,437	11,496	11,496	8,622
Other debt obligations	99	14	80	5	—
Capital lease obligations	1,382	61	379	204	738
Operating leases - aircraft and related (3)	1,360,658	24,517	197,657	210,172	928,312
Operating leases - non-aircraft (3)	33,088	1,043	7,573	6,411	18,061
Projected pension contributions (4)	83,472	5,316	50,769	27,387	—
Total contractual cash obligations (5)	$1,644,999	$37,363	$298,056	$292,339	$1,017,241

(1)          Amounts represent contractual amounts due, including interest. Interest on floating rate debt was estimated using the applicable interest rate in effect at September 30, 2005.

(2)          Amounts represent payments due under notes payable to the Internal Revenue Service (see Note 9, Income Taxes , to Holdings’ Consolidated Financial Statements presented elsewhere in this Form 10-Q).

(3)          Amounts represent contractual amounts due under the respective lease agreements (unscheduled changes in variable rentals are not considered).

(4)          Amounts represent our estimate of the minimum funding requirements under the ERISA.

(5)          Total contractual obligations do not include long-term contracts where the commitment is variable in nature.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 3, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements presented elsewhere in this Form 10-Q.

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

Pension and Other Postretirement Benefits.    The Company accounts for Hawaiian’s defined benefit pension plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employer’s Accounting for Pensions” (“SFAS 87”) and its other postretirement benefit plans using SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (“SFAS 106”). Under both SFAS 87 and SFAS 106, pension expense is recognized on an accrual basis over employees’ approximate service periods. Expense calculated under SFAS 87 and SFAS 106 is generally independent of funding decisions or requirements. The calculation of pension and other postretirement benefit expense requires the use of a number of significant assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions. Management believes that the two most critical assumptions are the expected long-term rate of return on plan assets and the assumed discount rate.

The Company assumed that the assets in Hawaiian’s plans would generate a long-term rate of return of 7.9% at June 2, 2005, the date the Company acquired Hawaiian and recorded its pension obligation at its fair value. The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans’ assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on pension plan assets at June 2, 2005 by 50 basis points (from 7.9% to 7.4%) would have increased estimated 2005 pension expense by approximately $0.6 million. The Company discounted both future pension obligations and other postretirement benefit obligations using a rate of 5.0% at June 2, 2005. The Company determined the appropriate discount based on the current rates earned on long-term bonds that receive one of the two highest ratings given by a recognized rating agency. Lowering the discount rate at June 2, 2005 by 50 basis points (from 5.0% to 4.5%) would have increased the Company’s pension and other postretirement liabilities at June 2, 2005 by approximately $27.5 million and decreased the estimated 2005 pension and other postretirement benefits expenses by approximately $0.1 million. The impact of changes to 2005 pension and other postretirement benefits expense is based on the seven-month period that Hawaiian’s results of operations will be included in the Company’s results of operations.

Embedded financial instruments. Warrants issued in connection with debt financing are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, where the portion of the proceeds allocable to the warrants are treated as paid-in capital.  The allocation between the debt and paid-in capital is based on the relative fair values of the two securities at time of issuance.  The resulting debt discount is amortized to interest expense over the life of the debt instrument. For purposes of valuing the Common Stock Warrant issued in June 2005, the Company utilized the Black-Scholes-Merton option pricing model. The most critical assumption used in developing the fair value of the Common Stock Warrant is the expected volatility of the Company’s stock.  Because the historic volatility of the Company’s common stock is not a reliable indicator of future volatility due to Hawaiian’s bankruptcy and the thin liquidity for the Company’s common stock during that period, the Company utilized a stock volatility factor based on a peer comparison group for a period of time approximating the term of the Common Stock Warrant, which resulted in an expected volatility of 58%.  The value ascribed to the Common Stock Warrant as paid-in-capital in the financial statements is $13.5 million.  Raising the expected volatility by ten percentage points would have increased annualized interest expense by $0.6 million; lowering the expected volatility by ten percentage points would have decreased annualized interest expense by $0.6 million.  Additionally, convertibility features within debt instruments are evaluated under Emerging Issues Task Force Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, whereby an “in-the-money” nondetachable conversion feature at the commitment date (a “beneficial conversion feature”) is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that beneficial conversion feature to additional paid-in capital.  The amount recorded as paid-in capital in the financial statements for the beneficial conversion feature of $27.8 million is calculated as the difference between the conversion price and the fair value of the common stock (or other securities into which the security is convertible) multiplied by the number of shares into which the security is convertible.  The resulting debt discount is accreted to interest expense over the life of the debt instrument. As a result of the amounts ascribed to the beneficial conversion feature in the Notes and the Common Stock Warrant issued in connected therewith, the Notes have been recorded at a substantial discount, which will be accreted to interest expense over the stated life of the Notes.  The initial carrying value of the Notes is $18.7 million and the effective interest rate on the Notes is 35.2% over the full term.  If the Notes are retired prior to maturity the effective interest rate on the recorded amount of the Notes would exceed 35.2%, less the effect of the intrinsic value of the beneficial conversion feature at the time of repurchase which will be treated as a repurchase of an equity instrument.  The Company currently intends to retire the Notes within the first twelve months.

Derivative Financial Instruments.  Hawaiian has adopted a comprehensive fuel hedging program that provides it with flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuel forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs.  Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge up to 45% of anticipated aircraft fuel needs. As of September 30, 2005, Hawaiian hedged approximately 42%, or 46.3 million gallons, of its estimated fuel needs for the next twelve months. Hawaiian does not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the designation of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness. Such amounts are recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of nonoperating income (loss). Derivatives that are not hedges, or for situations where Hawaiian has not met the stringent documentation requirements of SFAS 133, such derivatives must be adjusted to fair value through earnings. The Company measures fair value of Hawaiian’s derivatives based on quoted values provided by the counterparty. Upon the Company’s acquisition of Hawaiian and through August 31, 2005, the documentation requirements for hedge accounting pursuant to SFAS 133 were not met, and therefore changes in the fair value of the jet fuel forward contracts on approximately 40% of Hawaiian’s fuel consumption were reported through earnings. As of September 1, 2005, the Company had completed its required documentation and designated the jet fuel forward contracts as cash flow hedges under SFAS 133.

Impairment of Long-Lived Assets.    The Company records impairment losses on long-lived assets used in operations, primarily property and equipment and intangible assets subject to amortization, when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. Cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on industry trends and reference to market rates and transactions.

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

Goodwill and Indefinite-Lived Purchased Intangible Assets.  The Company reviews goodwill and purchased intangible assets with indefinite lives, all of which relate to the acquisition of Hawaiian, for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill.  In the first step, the fair value of the Hawaiian reporting unit is compared to its carrying value.  If the fair value of the Hawaiian reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed.  If the carrying value of the net assets of the Hawaiian reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Hawaiian reporting unit’s goodwill.  If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference.  SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value.  The Company recognizes an impairment loss when the estimated fair value of the intangible asset is less than the carrying value.  Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  The Company bases its fair value estimates on assumptions management believes to be reasonable but are unpredictable and inherently uncertain.  Actual future results may differ from these estimates.

Frequent Flyer Accounting.    The Company utilizes a number of estimates in accounting for the HawaiianMiles frequent flyer program that are consistent with industry practices. The Company records a liability for the estimated incremental cost of providing travel awards that includes the costs of fuel, meals and beverages, and certain other passenger traffic related costs, but does not include any costs for aircraft ownership and maintenance. Hawaiian sells mileage credits in the HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized immediately as a reduction in marketing expenses.

Stock Compensation.    The Company accounts for stock options in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant. The Company discloses pro forma information regarding what net loss would have been if the Company had accounted for option grants using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company estimates the fair value of its stock options using a Black-Scholes-Merton option pricing model. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities as currently permitted. The Company is required to adopt SFAS 123R effective January 1, 2006. SFAS 123R offers alternative methods of adoption. At the present time, the Company has not yet determined which alternative method it will use. Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS 123R, the pro forma disclosure included in the Company’s historical financial statements may not be indicative of the stock-based compensation expense to be recognized beginning January 1, 2006.

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

Aircraft Fuel Costs. Aircraft fuel costs constitute a significant portion of Hawaiian’s operating expense. Fuel costs represented approximately 19.6% and 24.3% of Hawaiian’s operating expenses for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively.  Based on gallons expected to be consumed in 2005, for every one-cent increase in the price of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.1 million.  Hawaiian purchases aircraft fuel at prevailing market prices, but seeks to manage market risk through execution of a hedging strategy. From time to time, Hawaiian enters into forward contracts to hedge its financial exposure to fluctuations in the cost such fuel. During 2004, Hawaiian reinstated its fuel hedging program through the use of heating oil forward contracts traded on the NewYork Mercantile Exchange (“NYMEX”) for approximately 45% of the fuel consumption needs. Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. As such, the historical correlation between the price of heating oil and jet fuel has been very high, making these derivatives effective in offsetting changes in the cost of aircraft fuel.

Hawaiian’s NYMEX heating oil contracts were liquidated in May 2005 and Hawaiian received cash proceeds of $3.8 million. Also in May 2005, Hawaiian entered into jet fuel forward contracts with a single counterparty to hedge approximately 45% of its fuel consumption requirements.  Jet fuel forward contracts are not exchange traded due to the limited market for such instruments; however, they tend to have a higher level of effectiveness than do heating oil forward contracts. The fair value of jet fuel forward contracts as of September 30, 2005 related to Hawaiian’s fuel hedging program was $15.2 million.  The Company measures fair value of the derivative instruments based on quoted values provided by the counterparty.  Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect the counterparty to fail to meet its obligations. The credit exposure related to these jet fuel forward contracts is $15.5 million represented by the fair value of contracts with a positive fair value at September 30, 2005.

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

At September 30, 2005, the Company had approximately $114.6 million of fixed rate debt including capital leases of $1.0 million, and $22.9 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and a LIBOR rate that were 6.75% and 3.91%, respectively, on such date. The Company does not mitigate its exposure on variable-rate debt by entering into interest rate swaps. A change in market interest rates could, therefore, have a corresponding effect on the Company’s earnings and cash flows associated with its floating rate debt and invested cash because of the floating-rate nature of these items. A hypothetical 10 percent increase in the Wells Fargo Prime Rate and the LIBOR rate would correspondingly change the Company’s net earnings and cash flows associated with these items by $0.2 million on an annual basis.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $2.3 million as of September 30, 2005. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.

The Company is also subject to various financial covenants included in its credit card transaction processing agreement, Senior Credit Facility and Term B Facility. Covenants include maintenance of sufficient liquidity and cash reserves, minimum EBITDA (generally, earnings before interest, taxes, depreciation and amortization, adjusted for extraordinary non-cash charges and credits) and leverage ratios.  If conditions change and the Company fails to meet the minimum standards set forth in the agreements, it could reduce the availability of cash under the agreements or increase the costs to keep these agreements intact as written.

ITEM 4.              CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of September 30, 2005, the Company carried out an evaluation, under the supervision of the Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Upon carrying out this evaluation, and in connection with the preparation of the Company’s financial statements included in this Quarterly Report, the Chief Executive and Chief Financial Officers concluded that the Company did not have adequate resources within its finance and accounting function and, as a result, the Company’s disclosure controls were not effective as of the end of the period covered by this Quarterly Report.  In light of this conclusion, in preparing its consolidated financial statements included in this Quarterly Report, the Company performed additional analyses and other post-closing procedures, and retained third party consultants to provide certain compensating controls and other assistance in certain areas in which the Company had insufficient internal resources to ensure the Company’s consolidated financial statements included in this Quarterly Report have been prepared in accordance with generally accepted accounting principles and that appropriate disclosure has been made in this Quarterly Report.  Accordingly, management believes the consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented.

Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that have materially affected, or are reasonably like to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of assessing the effectiveness of its internal controls over financial reporting in connection with the rules adopted by the Securities and Exchange Commission under Section 404 of the Sarbanes-Oxley Act of 2002. As reported in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004, during which period the Company did not consolidate the assets, liabilities or operating results of Hawaiian into the Company’s financial statements, the Company concluded that its internal control over financial reporting was effective as of December 31, 2004.  However, this assessment did not encompass any of the internal controls over financial reporting of Hawaiian.  As a result of the Company’s reconsolidation of Hawaiian as of June 2, 2005, and the resulting consolidation of the Company’s accounting processes that existed prior to June 2, 2005 into those of Hawaiian, the Company’s assessment of internal control over financial reporting as of December 31, 2005 must also encompass internal controls at Hawaiian, which is a substantially larger undertaking than the assessment made as of December 31, 2004.

In order to complete the assessment within the prescribed period, management has formed an internal control steering committee, retained outside consultants and adopted a detailed project work plan in order to assess the adequacy of its internal control over financial reporting, remediate any control weaknesses that are identified and validate through testing that controls were functioning as documented.  Under its Section 404 implementation schedule, the Company is scheduled to complete all of its remediation by December 31, 2005.  Although management believes that it can complete the assessment within the prescribed period, the existing schedule provides little flexibility for the Company to modify its existing implementation schedule and respond to any unforeseen or unexpected results that may occur as management, the outside consultants working at management’s direction, and the Company’s independent auditors, Ernst & Young LLP (“Ernst & Young”) complete the necessary procedures. As a result of this tight timetable and considering the current limited resources within the Company’s finance and accounting function, as discussed above, and based upon communications from Ernst & Young as to their assessment of where the Company currently stands, there is a risk that (a) the Company may not be able to timely complete its assessment and remedy and test any unexpected or unknown internal control weaknesses, (b) even if the Company is able to complete the procedures necessary for management’s assessment, Ernst & Young may not be able to complete their necessary work on a timely basis and complete their assessment, (c) the reports of management or Ernst & Young, or both, may disclose the existence of a material weakness in internal controls and (d) there may be a delay in Ernst & Young’s issuance of its audit opinion regarding the Company’s 2005 financial statements if Ernst & Young is required to expand its audit procedures and scope due to the detection of a material weakness in internal controls.

PART II.  OTHER INFORMATION

ITEM 1.                                                    LEGAL PROCEEDINGS.

Internal Revenue Service Claims

The Internal Revenue Service (“IRS”) conducted an audit of the Company’s income and excise tax returns for 2001 and 2002.  Based upon the results of that audit, the IRS filed a proof of claim on June 30, 2004 in the amount of approximately $128 million.  To date, the Company has resolved a number of the disputes with the IRS.  For example, certain deductions attributable to aircraft maintenance expenses were disallowed by the IRS for 2002 and 2001, but were subsequently allowed for 2003.  Other disputes have been resolved by the Bankruptcy Court, including an adjustment proposed by the IRS relating to the amount of the available tax losses in 2001.  Pursuant to an order entered by the Bankruptcy Court on March 28, 2005, as amended by a subsequent order entered on May 9, 2005, the total pre-petition priority income tax claim for the years 2001 and 2002, including pre-petition interest, was estimated and capped at $8.1 million, the IRS’s unsecured claim for penalties was disallowed in its entirety; and the IRS’s priority excise tax claim was allowed in the amount of $22.3 million, which includes both the pre-petition and post-petition portions of such claim.  The IRS filed a notice of appeal of the order on April 6, 2005, in which the IRS sought a priority income tax claim plus accrued interest of $65.4 million, and an unsecured claim for excise tax penalties of $40.5 million.  On April 15, 2005, the Company filed a notice of cross-appeal of the order with respect to allowance of the priority excise tax claim.  On September 15, 2005, the IRS signed a stipulation providing for the dismissal of its appeal in exchange for the Company dismissing the cross-appeal.  On September 27, 2005, a stipulation and order dismissing the aforementioned appeal and cross-appeal was filed in the U.S. District Court for the District of Hawaii.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 2.                                                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company previously reported unregistered sales of equity securities in Item 3.02 of a Current Report on Form 8-K filed with the SEC on June 7, 2005.  On July 8, 2005, the Series E Warrant referred to in such Form 8-K was cancelled and automatically exchanged for a warrant to purchase 6,855,685 shares of the Company’s common stock at an exercise price of $7.20 per share, subject to adjustment from time to time for certain dilutive events.

ITEM 3.                                                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The owners of 42,302,328 shares of common stock and two shares of Special Preferred Stock, for a combined share amount of 42,302,330, or 94.27 percent of the total shares issued, outstanding and entitled to vote at the meeting, were represented at the annual meeting of shareholders held on July 7, 2005 at the Hawaii Prince Hotel Waikiki in Honolulu.

Elected as directors of the Company, each receiving a minimum of 40,130,660 votes were: Gregory S. Anderson; Donald J. Carty; Mark B. Dunkerley; Thomas B. Fargo; Lawrence S. Hershfield; Randall L. Jenson; and Bert T. Kobayashi, Jr.

Shareholders amended the Certificate of Incorporation of Hawaiian Holdings, Inc. to increase the number of authorized shares of capital stock from 62,000,000 to 120,000,000.  The vote was 30,550,213 in favor, 213,487 against, 37,760 abstaining, and 11,500,870 broker non-votes.

Shareholders approved the convertibility feature of the Series B Subordinated Convertible Notes.  The vote was 30,397,341 in favor, 295,679 against, 108,440 abstaining, and 11,500,870 broker non-votes.

Shareholders approved the Hawaiian Holdings, Inc. 2005 Stock Incentive Plan.  The vote was 27,985,482 in favor, 2,515,375 against, 300,603 abstaining, and 11,500,870 broker non-votes.

ITEM 5.                                                    OTHER INFORMATION.

None.

ITEM 6.                                                    EXHIBITS.

Exhibit No.	Description

10.1

Amendment No. 1 to Credit Agreement, dated August 19, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as exhibit 10.33 to the Registration Statement on Form S-1 filed on November 7, 2005).

10.2

Amendment No. 2 to Credit Agreement, dated September 8, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as exhibit 10.34 to the Registration Statement on Form S-1 filed on November 7, 2005).

10.3

Warrant, dated October 21, 2005, granted to RC Aviation, LLC to purchase the common stock of Hawaiian Holdings, Inc. (filed as exhibit 10.44 to the Registration Statement on Form S-1 filed on November 7, 2005).

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

HAWAIIAN HOLDINGS, INC.

November 9, 2005	By	/s/ Randall L. Jenson
Randall L. Jenson
Chief Financial Officer and Treasurer (Principal Financial and
Accounting Officer)