Form 10-Q/A
period 2005-06-30
HAWAIIAN HOLDINGS  INC
filed 2005-12-22
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 2)

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

As of December 19, 2005, 45,309,100 shares of the Registrant’s common stock were outstanding.

EXPLANATORY NOTE

Hawaiian Holdings, Inc. is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2005, as filed with the U.S. Securities and Exchange Commission (the “Commission”) on August 15, 2005, and previously amended on October 14, 2005 (the “Form 10-Q/A”), to amend Exhibits 10.1, 10.3, 10.5, 10.6 and 10.8 to the Form 10-Q/A to include certain additional information.  With the exception of the foregoing, no other information in the Form 10-Q is being supplemented, updated or amended.

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

HAWAIIAN HOLDINGS, INC.

December 20, 2005	By	/s/ Peter R. Ingram
Peter R. Ingram
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)