Form 10-K
period 2005-12-31
HAWAIIAN HOLDINGS  INC
filed 2006-03-23
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0879698
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350, Honolulu, Hawaii	96819
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange and Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $111 million, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange, on June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 10, 2006, 45,945,800 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting of Stockholders to be held on May 31, 2006.

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

•       aviation fuel costs;

•       Hawaiian’s dependence on tourist travel;

•       the effects of seasonality and cyclicality;

•       the competitive advantages held by full service airlines in the transpacific markets;

•       the possibility of new entrants into the transpacific market;

•       competitive pressures on pricing (particularly from lower-cost competitors);

•       demand for transportation in the markets in which Hawaiian operates;

•       the impact of our substantial financial and operating leverage;

•       our ability to comply with financial covenants;

•       the competitiveness of our labor costs;

•       our relationship with our employees and possible work stoppages;

•       our ability to attract, motivate and/or retain key executives and other employees;

•       increasing dependence on technologies to operate Hawaiian’s business;

•       our reliance on other companies for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training);

•       Hawaiian’s fleet concentration in out-of-production Boeing 717-200 aircraft;

•       the ability of one of Hawaiian’s aircraft lessors to terminate up to seven aircraft leases;

•       the impact of indebtedness on our financial condition and results of operations;

•       the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack;

•       increases in aircraft maintenance costs due to the aging and increased utilization of our fleet, and the possible unavailability of aircraft;

•       the impact of Section 404 of the Sarbanes-Oxley Act of 2002 and our ability to remediate weaknesses in our internal controls;

•       bankruptcies in the airline industry and the possible negative impact such bankruptcies might have on fares and excess capacity;

•       government legislation and regulation, including the Aviation and Transportation Security Act (ATSA) and other such regulations stemming from the September 11, 2001 or future terrorist attacks;

•       changes that may be required by the Federal Aviation Administration (FAA) or other regulators to Hawaiian’s aircraft or operations;

•       the impact of possible aircraft incidents;

•       the impact of possible outbreaks of disease;

•       economic conditions generally;

•       changes in competition and capacity in all of the markets we serve;

•       changes in the level of fares we can charge and remain competitive;

•       the cost and availability of insurance, including aircraft insurance;

•       security-related costs;

•       consumer perceptions of the services of Hawaiian; and

•       other risks and uncertainties set forth from time to time in our reports to the Securities and Exchange Commission, included under “Risk Factors” in this annual report.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

PART I

ITEM 1.                BUSINESS.

Overview

Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) is a holding company whose primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Based on the total number of miles flown by revenue passengers in 2005, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. Hawaiian offers daily service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Francisco, San Jose, Las Vegas, Phoenix, Portland, and Seattle, as well as daily service among the Hawaiian Islands, and additional service to Australia, American Samoa and Tahiti.

Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and our direct wholly-owned subsidiary in June 2005 pursuant to a short-form merger described in greater detail below under “Consummation of Hawaiian’s Joint Plan of Reorganization.” Hawaiian Holdings was incorporated in April 2002 under the laws of the State of Delaware.

General information about us, including our corporate governance guidelines and the charters for the committees of our Board of Directors, can be found at http://www.hawaiianair.com/about/. Our Board of Directors has adopted a code of ethics entitled “Code of Business Ethics and Conduct”, which applies to all of our employees, officers and directors. This code of ethics can be found at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.

Consummation of Hawaiian’s Joint Plan of Reorganization

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and orders of the bankruptcy court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization as discussed further below. The appointment of the bankruptcy trustee effectively served to divest operational and financial control of Hawaiian from the Company’s officers and directors, and severed the availability of funds needed to support the Company’s efforts to meet its ongoing financial and other obligations, including the Company’s reporting requirements under the Securities Exchange Act of 1934, as amended.

On March 11, 2005, we, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, a wholly-owned subsidiary of Holdings formerly known as HHIC, Inc., a Delaware corporation (HHIC), and RC Aviation (which is currently our largest shareholder) sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc. As used in this report, the term Hawaiian refers to the predecessor company for all periods prior to the HHIC merger and the successor company for all periods subsequent to the merger. We retained our equity interest in Hawaiian; however, in connection with the Joint Plan, we issued shares of our common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of our common stockholders.

The Joint Plan was consummated on June 2, 2005 (the Effective Date), at which point we regained control of Hawaiian. Except as otherwise provided in the Joint Plan, on such date, all property of the estate of Hawaiian as an entity in bankruptcy vested in Hawaiian. Hawaiian’s emergence from bankruptcy was accounted for as a business combination, with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair values as of June 2, 2005 and the results of Hawaiian’s operations included in our results of operations from that date.

The Joint Plan provided for the settlement of the allowed claims under Hawaiian’s bankruptcy case by a combination of $126.4 million in cash payments and the issuance of $87.0 million of our common stock. We also assumed long-term payment obligations of $32.9 million. We incurred substantial indebtedness to fund the Joint Plan including the issuance of $60.0 million of 5.0% unsecured subordinated convertible notes, a $50.0 million variable interest rate senior secured credit facility (of which $25.0 million was drawn in the form of a three-year term loan at June 2, 2005) and a $25.0 million 10.0% subordinated secured three-year term loan.

Flight Operations

Our flight operations are based in Honolulu, Hawaii. In January 2006, we operated approximately 137 scheduled and charter flights per day with:

•       Daily service on our transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Jose, and San Francisco, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

•       Daily service on our interisland routes among the four major islands of the State of Hawaii;

•       Scheduled service on our South Pacific routes between Hawaii and Pago Pago, American Samoa, and Papeete, Tahiti and Sydney, Australia;

•       Public charter service two to three times weekly between Honolulu and Anchorage, Alaska; and

•       Other ad hoc charters.

The following table delineates scheduled and chartered passenger revenue of Hawaiian for the years ended December 31, 2005, 2004 and 2003. We did not consolidate Hawaiian during the period January 1, 2005 through June 1, 2005, the year ended December 31, 2004, and the period April 1, 2003 through December 31, 2003.

	2005	2004	2003
	(in thousands)
Transpacific	$475,589	$448,934	$408,349
Interisland	221,192	214,468	197,629
South Pacific	51,176	36,095	20,829
Charter	11,931	7,280	23,070
	$759,888	$706,777	$649,877

Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian’s aircraft fuel consumption and cost, including the impact of Hawaiian’s fuel hedging program, for the years 2005 through 2003.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2005	111,220	$201,157	$1.81	25.2
2004	104,911	$135,866	$1.30	19.6
2003	104,127	$97,018	$0.93	15.4

As illustrated by the table above, fuel costs constitute a significant portion of Hawaiian’s operating expense. Approximately 55% of Hawaiian’s fuel is based on Singapore jet fuel prices; the remaining 45% is based on U.S. West Coast jet fuel prices. Fuel prices are volatile; for example, based on a blended rate of the two markets in which we purchase fuel, the average jet fuel prices have increased from $1.22 per gallon as of December 31, 2004 to $1.76 per gallon as of December 31, 2005. Based on gallons expected to be consumed in 2006, for every one cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.2 million. Jet fuel costs represented 25.2% of Hawaiian’s operating expenses in 2005. The cost of jet fuel is influenced by international political and economic circumstances, such as post-war unrest in Iraq and other conflicts in the Middle East, OPEC production curtailments, disruption of oil imports, increased demand by China, India and other developing countries, environmental concerns, and weather and other unpredictable events. During the third quarter of 2005, Hurricanes Katrina and Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along portions of the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

Hawaiian purchases aircraft fuel at prevailing market prices, but seeks to manage market risk through execution of a hedging strategy. From time to time, Hawaiian has entered into various derivative instruments to hedge a portion of our anticipated jet fuel requirements. In September 2004, Hawaiian resumed a jet fuel hedging program which utilized forward heating oil contracts in order to moderate market risks and mitigate its financial exposure to fluctuations in its cost of jet fuel. In May 2005, Hawaiian terminated its heating oil contracts and entered into jet fuel forward contracts with a single counterparty to hedge its fuel consumption requirements. Jet fuel forward contracts are not traded on commodities exchanges due to the limited market for such contracts; however they tend to have a higher level of effectiveness than do heating oil forward contracts. The fair value of Hawaiian’s jet fuel forward contracts as of December 31, 2005 related to Hawaiian’s fuel hedging program was $2.4 million, which hedged approximately 30% of its anticipated aircraft fuel needs for 2006. As of March 2006, Hawaiian hedged approximately 59%, 41% and 0% of its second, third and fourth quarter anticipated aircraft fuel needs, respectively.

Aircraft Maintenance

Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown or by the number of takeoffs and landings, or cycles, operated. In addition, we perform inspections, repairs and modifications of our aircraft in response to FAA directives. Checks range from “walk around” inspections before each flight departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components are time or cycle controlled, and such parts and components are replaced or refurbished prior to the expiration of their time or cycle limits.

Code Sharing and Other Alliances

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). We have code sharing agreements with Alaska Airlines, US Airways, American Airlines, American Eagle, Continental Airlines, Island Air, and Northwest Airlines. We also participate in the frequent flyer programs of Alaska Airlines, US Airways, American Airlines, Continental Airlines, Island Air, Northwest Airlines and Virgin Atlantic Airways. These programs enhance our revenue opportunities by:

•       providing our customers more value by offering easier access to more travel destinations and better mileage accrual/redemption opportunities;

•       gaining access to more connecting traffic from other airlines; and

•       providing members of our alliance partners’ frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners’ programs.

Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Marketing

In an effort to reduce our reliance on travel agencies and lower our distribution costs, we continue to expand and pursue e-commerce initiatives. We currently utilize web-fare discounts and web-booked additional bonus mileage incentives to increase our electronic ticket (e-ticket) usage and growth in e-commerce in order to improve service to our customers and to reduce our distribution costs. In addition, we introduced internet check-in and self-service kiosks to improve the customer check-in process. E-ticket sales result in lower distribution costs while providing increased customer convenience. Our website, www.HawaiianAirlines.com, offers our customers information on our flight schedules, our frequent flyer program (HawaiianMiles), booking reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Cheap Tickets, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

Frequent Flyer Program

The HawaiianMiles frequent flyer program was initiated in 1983 to encourage and develop customer loyalty. HawaiianMiles allows passengers to earn mileage credits by flying with us and our partner carriers. In addition, members earn mileage credits for patronage with our other program partners, including hotels, car rental firms, credit card issuers and long distance telephone companies, pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program.

HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being for free air travel on Hawaiian. Travel awards range from a 5,000 mile award, which is redeemable for a SuperSaver one-way interisland flight, to 105,500 mile awards, which are redeemable for an Anytime one-way first class travel between the mainland U.S. and Sydney, Australia. Additionally, in January 2006, we amended HawaiianMiles to allow members increased flexibility in redeeming their mileage credits for travel on Hawaiian.

Competition

Transpacific

We face multiple competitors on our transpacific routes including major legacy carriers such as American Airlines, Continental Airlines, Northwest Airlines, Delta Air Lines and United Airlines. US Airways (the successor company to a merger between US Airways and America West Airlines) commenced scheduled service to Hawaii in 2005. ATA, a low-cost carrier, offers scheduled service to Hawaii with Southwest Airlines as a code share partner on its routes. Aloha Airlines provides scheduled service to multiple mainland cities from Hawaii, and various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements. We believe that transpacific competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, schedule, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

South Pacific

Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways and Air Canada on this route.

Interisland

Interisland routes are serviced by several carriers including Aloha Airlines, Island Air, Pacific Wings and a number of “air taxi” companies. Also, Mesa Airlines announced its intention to provide service to certain of the Hawaiian Islands beginning in the second quarter of 2006. See “Legal Proceedings.” In January 2006, we operated approximately 109 daily interisland flights, which represented approximately 39% of the total daily interisland flights operated by all carriers in that month. We believe that interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

Employees

As of December 31, 2005, Hawaiian had 3,317 active employees, consisting of 987 flight deck and cabin crew members, 891 customer service representatives, 633 ground support personnel, 238 maintenance and engineering personnel and 568 general management, administrative and clerical personnel. Approximately 84% of our employees are covered by labor agreements with the following organized labor groups:

Represented by	Employee Group	Agreement amendable on(*)
Air Line Pilots Association (ALPA)	Flight deck crew members	June 30, 2007
Association of Flight Attendants (AFA)	Cabin crew members	November 1, 2007
International Association of Machinists and Aerospace Workers (IAM)	Maintenance and engineering personnel	March 31, 2008
IAM	Customer service representatives	March 31, 2008
Network Engineering Group (NEG)	Communications personnel	March 31, 2008
Transport Workers Union (TWU)	Flight dispatch personnel	November 30, 2007

(*)          Our relations with our labor organizations are governed by the Title II of the Railway Labor Act of 1926, pursuant to which act the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

Seasonality

Our operations and financial results are sensitive to seasonal volatility, primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Traffic levels are typically weaker in the first quarter of the year with stronger travel periods occurring during June, July, August and December. During weaker travel periods, we may adjust our flight availability to obtain a profitable passenger load factor, or utilize discounted fare pricing strategies to increase our traffic volume, which may involve higher ticket discounts during these periods.

Customers

Our business is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on our business.

Regulation

Our business is subject to extensive and evolving federal, state, local and transportation laws and regulations in the U.S. Many of these agencies regularly examine our operations to monitor compliance with applicable laws and regulations. Governmental authorities can enforce compliance with applicable laws and regulations and obtain injunctions or impose civil or criminal penalties in case of violations.

We cannot guarantee that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agencies. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage. The primary U.S. federal statutes affecting our business are summarized below:

Industry Regulations

As a certificated air carrier, we and all other U.S. domestic airlines are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the FAA. The DOT has jurisdiction over certain aviation matters such as a carrier’s certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. To assure compliance with its operational standards, the FAA requires air carriers to obtain operating, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. Like other carriers, we are subject to inspections by the FAA in the normal course of business and on a routine basis. We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA.

Maintenance Directives

The FAA approves all airline maintenance programs, including modifications to the programs. In addition, the FAA licenses the mechanics who perform the inspection, repairs and overhauls, as well as the inspectors who monitor the work.

The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment types to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. We cannot predict what new airworthiness directives will be issued and what new regulations will be adopted, or how our businesses will be affected by any such directives or regulations. We expect that we may incur expenses to comply with new airworthiness directives and regulations.

We believe we are in compliance with all requirements necessary to be in good standing with our air carrier operating certificate issued by the FAA. A modification, suspension or revocation of any of our FAA authorizations or certificates would have a material adverse effect on our operations.

Airport Security

In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted. The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the Department of Homeland Security (DHS) and is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are now federal employees, and significant other elements of airline and airport security are now overseen and performed by federal employees, including security managers, law enforcement officers and federal air marshals. The ATSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and Border Protection and enhanced background checks.

Effective February 2002, the TSA imposed a $2.50 per enplanement security service fee ($5.00 one-way maximum fee for multiple segments), which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, for the years 2002, 2003 and 2004, air carriers were required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000. Until this fee is reassessed, air carriers will continue to submit to the government an amount equal to what the carriers paid for screening passengers and property in 2000 until further notice. We, and essentially all other U.S. air carriers and some foreign air carriers providing service to the United States, received a demand letter from the TSA assessing a deficiency as to payments made by the industry as a whole of $104 million for the period January 1, 2005 through December 31, 2005. Hawaiian’s portion of the alleged deficiency is $1.2 million. Hawaiian appealed this deficiency notice, but can not predict the outcome of the appeal. Until or unless it is repealed or revised, this additional annual $104 million assessment will continue indefinitely. The budget for fiscal year 2007 submitted by President Bush contains a spending proposal for the DHS that would increase the per enplanement security service fee to $5.00 (capped at $10.00 per roundtrip). Hawaiian and other carriers have announced their opposition to this proposal as there is no assurance that any increase in such fees could be passed on to customers.

The Emergency Wartime Supplemental Appropriations Act (Supplemental Appropriations Act) enacted in April 2003 contained a number of provisions relating to airlines. In May 2003, Hawaiian received and recognized in earnings $17.5 million in cash for reimbursement of its proportional share of passenger security and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. The passenger security fees were not imposed from June 1, 2003 to September 30, 2003. Hawaiian also received reimbursement for the direct costs associated with installing strengthened flight deck doors and locks. Additionally, aviation war-risk insurance provided by the government was extended to August 2004. Aviation war-risk insurance provided by the government has been subsequently extended to December 31, 2006.

Noise Abatement

The DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, San Jose and Sydney, Australia, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise regulations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.

Environmental and Employee Safety and Health

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries which we do business. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that impact our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements, such as California.

Taxes

The airline industry is subject to various passenger, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel), while certain other of these taxes are pass though taxes (e.g., excise taxes on air transportation of passengers and cargo). Historically, and to the extent possible, we have changed our fares in response to enacted applicable tax changes depending on prevailing market conditions. We cannot be certain, however, that we will be able to maintain our current fare levels or predict the effects on our fares for future changes in these taxes.

Civil Reserve Air Fleet Program

The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program whereby we have agreed to make 767 aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that lets the U.S. Department of Defense U.S. Transportation Command call on as many as four contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities.

In February 2003, the U.S. Secretary of Defense authorized a “Stage 1” mobilization of the CRAF program, the lowest activation level. We were required to make one passenger aircraft available as a result of this Stage 1 mobilization. Under the requirements of a Stage 2 mobilization, an additional passenger aircraft would be required. The remaining aircraft subject to the CRAF program would be mobilized under a Stage 3 mobilization, which for us would involve a total of four passenger aircraft. While the government would reimburse us for the use of these aircraft, the mobilization of aircraft under the CRAF program could have a significant adverse impact on our results of operations.

Other Regulations

Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. The federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates use of all communications frequencies assigned to us and the airlines generally.

Additional laws and regulations are proposed from time to time, which could significantly increase the cost of airline operations by imposing additional requirements or restrictions. Laws and regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time. We cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be adopted, if any, or how we will be affected by those changes.

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

ITEM 1A.         RISK FACTORS.

In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:

Risks Relating to our Business

Our business is adversely affected by increases in fuel prices.

Aircraft fuel costs constitute a significant portion of Hawaiian’s operating expenses. Fuel costs represented 25.2% and 19.6% of Hawaiian’s operating expenses for the years ended December 31, 2005 and 2004, respectively. Based on gallons expected to be consumed in 2006, for every one cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.2 million. Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the war and post-war unrest in Iraq, as well as OPEC production curtailments, a disruption of oil imports, other conflicts in the Middle East, increasing demand from China, India and other developing countries, environmental concerns, weather and other unpredictable events. During the third quarter of 2005, Hurricanes Katrina and Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

From time to time, Hawaiian enters into heating oil forward contracts, jet fuel forward contracts, or other derivative instruments to hedge our financial exposure to fluctuations in the cost of jet fuel. See “Business—Fuel.”

Our business is highly dependent on tourism, and our financial results could suffer if there is a downturn in tourism levels.

Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and among the Hawaiian Islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii’s main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation options, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawaii. In addition, the potential or actual occurrence of terrorist attacks, the wars in Afghanistan and Iraq, and the threat of other negative world events has had and may in the future again have a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is subject to substantial seasonal and cyclical volatility.

Our profitability and liquidity are sensitive to seasonal volatility primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination. Traffic levels are typically stronger during June, July, August and December and considerably weaker at other times of the year. During weaker travel periods, we may utilize discounted fare pricing strategies to increase our traffic volume. Our results of operations generally reflect this seasonality, but are also impacted by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. As a result, our operating results for a quarterly period are not necessarily indicative of operating results for an entire year, and historical operating results are not necessarily indicative of future operating results. Additionally, airlines generally require substantial liquidity to sustain continued operations under most conditions.

Our business is impacted by the competitive advantages held by full service airlines in the transpacific market.

In the transpacific market, most of our competition comes from full service legacy airlines such as United Airlines, American Airlines, Continental Airlines, Delta Air Lines, and Northwest Airlines. Legacy airlines have a number of competitive advantages relative to Hawaiian that historically have enabled them to obtain higher fares than Hawaiian:

•       Legacy airlines generate passenger traffic from throughout the U.S. mainland. In contrast, Hawaiian lacks a comparable network to feed passengers to its transpacific flights and is therefore more reliant on passenger demand in the cities we serve.

•       Most legacy airlines operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to schedule approximately 11 flights a day, depending on seasonality, between San Francisco and the Hawaiian islands, which gives San Francisco residents wishing to travel to Hawaii a large number of United non-stop flight choices to Oahu, Maui, Kauai and the Big Island, while

Hawaiian, without feed traffic, can offer only one flight per day. In contrast, Honolulu, the hub of our operations, does not originate much transpacific travel, nor does it have the city strength or potential customer franchise of a city such as Chicago or Dallas necessary to provide Hawaiian with a built-in market. Tickets to Hawaii are for the most part not sold in Honolulu, but rather on the mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

Our business is increasingly impacted by competition from low cost carriers.

Hawaiian has in the past been largely insulated from direct competition from low cost carriers or LCCs. Most LCCs have lacked the fleet and infrastructure necessary to provide long-haul trans-oceanic service. The Hawaii market has, however, in recent years, seen growing LCC competition from Aloha and ATA, which increased service to Hawaii from San Francisco and other cities in 2003, and US Airways which commenced service to Hawaii at the end of 2005. We also face the threat of more LCC competition in the future. Furthermore, a more fundamental and immediate consequence for us of the proliferation of LCCs is the response from full service legacy airlines, who are meeting the competition from LCCs by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition is less severe. The result is that the legacy airlines have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from legacy airlines or LCCs, could result in a decrease in our share of the transpacific market, a decline in our transpacific yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Additional potential competitors have announced their intentions to launch interisland air service.

In the interisland market, we face competition principally from two other airlines, Aloha Airlines and Island Air. In addition, Mesa Airlines, a regional carrier based in Phoenix, Arizona, has announced its intention to begin flying an interisland schedule with up to six 50-seat regional jets in the second quarter of 2006. If the additional capacity described by Mesa Airlines is added to existing interisland capacity, it could have a significant negative impact on interisland yields and/or passenger traffic to Hawaiian and ultimately our financial condition. See “Legal Proceedings.”

Demand for interisland service is declining, and is expected to decline for the foreseeable future.

The demand for interisland service has been steadily declining, as other airlines have increased direct service from the mainland to Oahu’s neighbor islands, obviating the need for interisland transfers, and as the infrastructure, particularly the availability of goods and services, in the neighbor islands improves. The total size of the interisland market is, therefore, expected to continue to shrink for the foreseeable future. A decline in the level of interisland passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business requires substantial financial and operating leverage.

The airline industry operates on low gross profit margins and revenue that varies substantially in relation to fixed operating costs. Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenue generated from a particular flight is directly related to the number of passengers carried. Accordingly, while a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), it may result in a disproportionately greater decrease in profits. An increase in the number of passengers carried would have the opposite effect.

We are dependent on satisfactory labor relations.

Labor costs are a significant component of airline expenses and can substantially impact an airline’s results. Labor and related benefit costs represented approximately 28.5% and 32.8%, respectively, of Hawaiian’s operating expenses for the years ended December 31, 2005 and 2004. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages or benefits in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, dispatchers and network engineers which are amendable in less than three years. We cannot assure you that future agreements with our employees’ unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain key executives, including our Chief Executive Officer.

We are dependent on our ability to attract and retain key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, with whom we have entered into a three-year employment agreement. Competition for such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

We are increasingly dependent on technology to operate our business.

Any substantial or repeated failures of our computer or communications systems could impact our customer service, result in the loss of important data, loss of revenue, and increased costs, and generally harm our business. Like all companies, our computer and communication systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power or equipment failures and computer viruses and hackers. We have implemented various technology security initiatives, but there can be no assurance that these measures are adequate to prevent disruptions of our systems.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

We have agreements with Alaska Airlines, US Airways, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Island Air, and certain other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business impact our ability to conduct our business effectively.

•       Maintenance agreements.   We have maintenance agreements with Delta Air Lines, Goodrich Aviation Technical Services, the Pratt & Whitney division of United Technologies Corporation, Rolls Royce, Honeywell and others to provide maintenance services for our aircraft, engines, parts and equipment. If one or more of our maintenance providers terminate their respective agreements, we would have to seek alternative sources of maintenance service or undertake the maintenance of these aircraft or components ourselves. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current maintenance arrangements.

•       Code sharing agreements.   We have code sharing agreements with Alaska Airlines, US Airways, American Airlines, American Eagle, Continental Airlines, Island Air, and Northwest Airlines. We also participate in the frequent flyer programs of Alaska Airlines, US Airways, American Airlines, Continental Airlines, Northwest Airlines and Virgin Atlantic Airways. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

•       Fuel agreements.   We have entered into a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2006. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to Hawaiian for whatever reason, our operations could be adversely affected.

•       Travel agency and wholesale agreements.   In 2005, passenger ticket sales from travel agencies and wholesalers constituted approximately 27% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer’s flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies and or wholesalers may have a material adverse affect on our operations.

We are subject to various risks as a result of our fleet concentration in Boeing 717s.

Our interisland fleet consists of 717 aircraft. In January 2005, Boeing Commercial Airplanes (Boeing) announced it would discontinue the production of that aircraft model in 2006. As a result, the availability of parts and maintenance support for 717 aircraft may become limited in future years. Additionally, we may experience increased costs in later years associated with parts acquisition for and/or maintenance support of this aircraft. Certain other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

Our business may be adversely impacted by the existence of a provision in Hawaiian’s aircraft leases with one of its lessors which could lead to the termination of up to seven 767-300ER leases beginning in 2007.

We currently lease seven Boeing 767-300ER aircraft from AWMS I, an affiliate of AWAS, formerly Ansett Worldwide Aviation Services, Inc. (AWAS). AWAS can terminate those leases early, after not less than 180 days prior notice to Hawaiian, beginning in March 2007. AWAS can terminate up to two of the leases between March 21, 2007 and September 20, 2007, up to three of the leases between September 21, 2007 and March 20, 2008 and up to two of the leases between March 21, 2008 and September 20, 2009. After September 20, 2009, AWAS can terminate any or all seven of the leases on not less than 180 days prior notice. If AWAS successfully exercises any or all of its early termination options, Hawaiian is responsible for the rents due under the leases until the aircraft are returned to AWAS (or its designees) and for the aircraft return provisions prescribed in the lease agreements. Accordingly, if AWAS terminates one or more of its leases early, and we are unable to obtain additional replacement aircraft, our operations could be adversely affected. See “Business—Properties—Aircraft.”

Morgan Stanley, the owner of AWAS, has announced that AWAS will be sold to Terra Firma, a London-based private equity firm. Hawaiian has advised AWAS, Morgan Stanley and Terra Firma that Hawaiian believes it may have the ability to successfully challenge AWAS’s exercise of the termination rights, and the parties are engaged in discussions to attempt to reach a consensual resolution of the issue. There can be no assurance that these discussions will resolve the matter in our favor, or that any challenges would succeed if litigated.

Our substantial debt could adversely affect our financial condition.

As of December 31, 2005, we had substantial indebtedness, including the remaining balance of $20.8 million of the $25.0 million term loan portion of a $50.0 million senior secured credit facility which was scheduled to mature on June 2, 2008, a $25.0 million junior term loan which was scheduled to mature on June 2, 2008, $27.5 million of notes payable to the Internal Revenue Service (IRS) that mature in June 2011, and $52.3 million of subordinated convertible notes which mature on June 1, 2010 and are convertible into common stock at a conversion price of $4.35 per share commencing on June 1, 2006. On March 14, 2006, the term loan portion of our senior secured credit facility was increased from $25.0 million to $62.5 million, and our junior term loan was increased from $25.0 million to $72.5 million. We intend to use a portion of the increased borrowings under the senior and junior credit facilities to redeem our Series A Subordinated Convertible Notes (the Series A Notes) and Series B Subordinated Convertible Notes (the Series B Notes and, together with the Series A Notes, the Notes) at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, late in the first quarter or early in the second quarter of 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The requirement to service our debt makes us more vulnerable to general adverse economic conditions, requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes, limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and places us at a competitive disadvantage compared to any other competitor that has less debt than we do.

Certain of our financing agreements include financial covenants that impose substantial restrictions on our financial and business operations.

The terms of our senior secured credit facility and junior term loan agreements with Wells Fargo Foothill, Inc. and Canyon Capital Advisors, LLC, respectively, restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. Moreover, these agreements contain covenants that require us to meet certain financial tests. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

We have identified a material weakness in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on our business.

Management, through documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, has concluded that our internal control over financial reporting had a material weakness as of December 31, 2005. In response to this material weakness in our internal control over financial reporting, we are implementing additional controls and procedures. Furthermore, we intend to continue improving our internal control over financial reporting, and the implementation and testing of these continued improvements could result in increased cost and could divert management attention away from operating our business. See “Controls and Procedures.”

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures which could be costly and time-consuming. Additionally, if we are unable to assert that our internal control over financial reporting is effective in any future period, or if we continue to experience material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price and potentially subject us to litigation.

Our share price could be subject to extreme price fluctuations, and stockholders could have difficulty trading shares.

The market price for our common stock has been and may continue to be subject to significant price fluctuations. Price fluctuations could be in response to operating results, changes in the competitive activity in the markets we serve, increased jet fuel prices, additional bankruptcy filings among the airlines, increased government regulation and general market conditions. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may affect the price of our common stock.

In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company’s stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management’s attention and resources. In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.

Risks Relating to the Airline Industry

The continued threat of terrorist attacks may adversely impact our business.

Since the terrorist attacks of September 11, 2001, the airline industry has experienced profound changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, could further adversely impact us and the airline industry. In addition, other world events and developments may further decrease demand for air travel, and could result in further increased costs for us and the airline industry. We are currently unable to estimate the impact of any future terrorist attacks. However, any future terrorist attacks could have a material adverse impact on our business, financial condition and results of operations, and on the airline industry in general.

The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our financial condition and results of operations will be adversely affected.

The airline industry is highly competitive, and many of our competitors are larger and have substantially greater financial resources than we do. The commencement of or increase in service on our routes by existing or new carriers could negatively impact our operating results. In the past, competing airlines have reduced fares and increased capacity beyond market demand on routes served by us in order to maintain or generate additional revenue. Further fare reductions and capacity increases by competing airlines could force us to reduce fares or adjust our capacity to levels that may adversely affect our operations and profitability. Many of our competitors have larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. Either aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely impact our financial resources and affect our ability to compete in these markets.

Vigorous price competition exists in the airline industry, with competitors frequently offering discounted fares and other promotions to stimulate traffic during weaker travel periods, generate cash flow or increase relative market share in selected markets. Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The September 11, 2001 terrorist attacks, turbulent international events (including the war and post-war unrest in Iraq), high fuel prices and extensive price discounting by carriers have resulted in significant losses for the airline industry. The introduction of broadly available, deeply discounted fares by a U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on our operating results.

The airline industry is subject to extensive government regulation, and new regulations could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. For example, the Aviation and Transportation Security Act, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA’s regulations.

Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the cost to us and our industry is likely to be significant. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities are not available. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect us financially.

Our operations may be adversely impacted by increased security measures mandated by regulatory authorities.

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports significantly increased their rates and charges to air carriers, including us, and may do so again in the future. Additionally, since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration and other agencies within the Department of Homeland Security have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. The Department of Homeland Security has announced greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded use of federal air marshals on flights (thus displacing revenue passengers), investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of increasing the hassle of air transportation and thus decreasing traffic. Security measures imposed by the U.S. and foreign governments subsequent to September 11, 2001 have increased our costs, and additional measures taken in the future may result in similar adverse effects. The budget for fiscal year 2006 submitted by the Bush Administration increases the passenger security fee to $5.00 from $2.50, which, if implemented, would result in an estimated additional annual tax of $1.3 billion on the airline industry. We cannot provide assurance that additional security requirements or security-related fees enacted in the future will not adversely affect us financially.

Our insurance costs have increased substantially in recent years and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers’ compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not be changed, or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. We also purchased from the U.S. government third-party war-risk insurance coverage. This coverage has been extended by the FAA under the Homeland Security Act to December 31, 2006, after which time it is anticipated that the federal policy will be extended unless insurance for war-risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost.

We are at risk of losses and adverse publicity in the event of an aircraft accident.

We are exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant potential claims of injured passengers and others. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

We are at risk of losses in the event of an outbreak of diseases.

In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (SARS), which primarily had an adverse impact on our Pacific operations. If there were another outbreak of a disease (such as SARS or avian influenza (Bird Flu)) that adversely affects travel behavior, it could have a material adverse impact on our operations.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Aircraft

As of December 31, 2005, our operating fleet consisted of 14 Boeing 767-300ER aircraft to service our transpacific, South Pacific and substantially all of our charter routes, and 11 Boeing 717-200 aircraft to service our interisland routes. The following table summarizes our fleet as of December 31, 2005:

Aircraft Type	Leased	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
767-300ER	14	252-264	7
717-200	11	123	5
Total	25		6

As of December 31, 2005, the approximate annual basic rent amounts required to be paid by Hawaiian pursuant to its current aircraft lease agreements are $91.8 million for 2006, $92.5 million for 2007, $97.7 million for 2008, $99.0 million for 2009, $98.8 million in 2010 and $798.3 million for all periods thereafter.

Hawaiian currently leases, pursuant to long-term operating lease agreements, seven Boeing 767 aircraft from AWAS, four Boeing 767 aircraft from International Lease Finance Corporation, three Boeing 767 aircraft from BCC Equipment Leasing Corporation, an affiliate of Boeing Capital Corporation (BCC), and 11 Boeing 717 aircraft from Wells Fargo Bank Northwest, N.A., owner trustee for the benefit of BCC as owner participant. Under these lease agreements, Hawaiian is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are negotiated amounts that are paid by Hawaiian to aircraft lessors as deposits for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once Hawaiian successfully completes such qualified scheduled airframe, engine and landing gear overhauls. Hawaiian’s aircraft lease agreements also contain provisions routinely included in aircraft lease agreements, including in some cases stipulated loss values and termination values. Stipulated loss values are negotiated amounts that must be paid by Hawaiian to the aircraft lessor upon the occurrence of certain aircraft loss events. Termination values are negotiated amounts that must be paid by Hawaiian to terminate the lease.

Hawaiian’s leases with AWAS for seven Boeing 767 aircraft allow AWAS to terminate the leases early, after not less than 180 days prior notice to Hawaiian, beginning on March 21, 2007. AWAS can terminate up to two of the leases between March 21, 2007 and September 20, 2007, up to three of the leases between September 21, 2007 and March 20, 2008 and up to two of the leases between March 21, 2008 and September 20, 2009. After September 20, 2009, AWAS can terminate any or all seven of the leases on not less than 180 days prior notice. If AWAS exercises any or all of its early termination options, Hawaiian is responsible for the rents due under the subject leases until the aircraft are returned to AWAS (or its designees) and for the aircraft return provisions prescribed in the lease agreements.

In February and March of 2006, we purchased four used Boeing 767-300 aircraft for an aggregate cost of $31.6 million. All four of the aircraft are currently being modified and overhauled for long-haul over water operations and induction into Hawaiian’s fleet. These aircraft may be used to allow for incremental growth or, in the event AWAS successfully exercises any or all of its early termination options, as replacement aircraft.

Ground Facilities

Hawaiian’s principal terminal facilities, cargo facilities, hangar and maintenance facilities are located at the Honolulu International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. Hawaiian is also charged for the use of terminal facilities at the five major interisland airports owned by the State of Hawaii. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawaii to be common areas and thus are not exclusively controlled by Hawaiian. Other facilities, including station managers’ offices, Premier Club lounges and operations support space, are considered exclusive-use space by the State of Hawaii.

Hawaiian has signatory agreements with the Port of Portland and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento and Societe D’Equipment De Tahiti Et Des Iles (SETIL) for Tahiti Airport. Hawaiian has a right of entry agreement with the Ted Stevens Anchorage International Airport. Hawaiian has sublease agreements for terminal space with LAX Two in Los Angeles, and ground handling agreements which include office space leases with Delta Air Lines in Seattle, Washington, Portland, Oregon, San Diego, San Francisco and Sacramento, California; Slattery Aviation in Phoenix, Arizona, and GlobeGround North America in Las Vegas, Nevada. Hawaiian has lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. Hawaiian also has agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California and Fairbanks International Airport in Alaska.

The table below sets forth the airport locations Hawaiian utilizes pursuant to various lease agreements:

Name of Airport	Location
Ted Stevens Anchorage International Airport	Anchorage	Alaska
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Hilo International Airport	Hilo	Hawaii
Norman Y. Mineta San Jose International Airport	San Jose	California
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa’a International Airport	Papeete	Tahiti
Sydney Airport	Sydney	Australia

Our corporate headquarters are located in leased premises adjacent to the Honolulu International Airport. The lease for this space expires in November 2016. In January 2006, Hawaiian terminated two ticket office leases in Hawaii, one on the island of Oahu and one on the island of Hawaii. We also lease sales offices in San Francisco, Seattle, Los Angeles, Papeete and Tokyo. The leases for these offices expire on various dates from June 2006 to April 2009. The aggregate rent expense for all leased facilities for the years ended December 31, 2005 and 2004 was $12.5 million and $12.0 million, respectively.

ITEM 3.                LEGAL PROCEEDINGS.

Chapter 11 Case

On March 21, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). On June 2, 2005, Hawaiian’s plan of reorganization became effective, and Holdings reacquired control of Hawaiian by a transaction accounted for as a business combination. Certain aspects of Hawaiian’s bankruptcy case and reorganization, and Holdings’ reacquisition of Hawaiian are summarized under Item 1. “Business—Consummation of Hawaiian’s Joint Plan of Reorganization”.

American Airlines

As of December 31, 2005, certain claims related to Hawaiian’s bankruptcy case remained unsettled, including a contested claim from American Airlines (American) for unpaid pre-petition aircraft rent and maintenance charges. In January 2006, we and American negotiated a settlement of this claim for approximately $6.4 million which was approved by the Bankruptcy Court in February 2006. On March 10, 2006, the settlement of this claim became final and irrevocable.

Mesa Air Group

On February 13, 2006, the Company filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleges that Mesa misused confidential and proprietary information that was provided by the Company to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate the Company’s efforts to solicit potential investment in connection with a chapter 11 plan of reorganization. The information provided to Mesa was subject to the terms of a confidentiality agreement executed by Mesa on April 1, 2004 (the Confidentiality Agreement), under which Mesa agreed not to use, for a period of two years, the information for any purpose other than evaluation of a proposed transaction with the Company, and to immediately destroy or return any confidential materials immediately upon being notified that the Company would not enter into such a transaction with Mesa. Based in part on public statements made by Mesa and its chief executive officer, Jonathan G. Ornstein, the Company contends that Mesa has, since April 2004, misused the confidential and proprietary information provided by the Company to formulate a business plan to commence inter-island flight service in Hawaii, in breach of Mesa’s obligations under the Confidentiality Agreement. The complaint seeks unspecified damages against Mesa as well as injunctive relief, including without limitation an injunction to prevent Mesa from commencing inter-island service in Hawaii for a period of no less than two years. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Act, intentional interference with prospective economic advantage and unfair trade practices. Mesa is seeking injunctive and other relief. Mesa has also filed a motion to withdraw the reference and transfer the case to the U.S. District Court for the District of Hawaii. No trial date has been set.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the American Stock Exchange (Amex) and the Pacific Exchange under the symbol “HA.” The following table sets forth, for the quarters indicated, the range of high and low sales prices of our common stock as reported on the Amex for the periods indicated.

	High	Low
2005
First Quarter	$7.30	$5.90
Second Quarter	6.83	3.80
Third Quarter	4.74	2.23
Fourth Quarter	4.38	2.42
2004
First Quarter	$5.10	$2.47
Second Quarter	7.40	3.52
Third Quarter	8.75	5.28
Fourth Quarter	7.10	5.70

Holders

There were 962 shareholders of record of our common stock as of March 10, 2006, which does not reflect those shares held beneficially or those shares held in “street” name. On March 10, 2006, the closing price reported on the Amex for our common stock was $4.99 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

We paid no dividends in 2004 or 2005. Restrictions contained in our Senior Credit Facility and Term B Credit Facility financing agreements (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and certain of our current aircraft lease agreements limit our ability to pay dividends on our common stock.

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not “citizens of the U.S.” As of December 31, 2005, we believe we are in compliance with the Transportation Act as it relates to voting stock held by non-U.S. citizens.

Equity Compensation Plan Information

The following table provides the specified information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,826,498	$4.02	4,699,498
Equity compensation plans not approved by security holders	none	—	none
Total	2,826,498	$4.02	4,699,498

(1)          Table does not include 1.5 million shares of our common stock of which 274,700 were distributed in February 2006 with remainder to be distributed in 2006 and 2007 to Hawaiian’s employees pursuant to the Hawaiian Airlines, Inc. Stock Bonus Plan.

Hawaiian Airlines, Inc. Stock Bonus Plan

On June 2, 2005, we adopted the Hawaiian Airlines, Inc. Stock Bonus Plan, under which 1.5 million shares of our Common Stock are to be granted to certain Hawaiian employees as compensation for services previously rendered and to be rendered through December 31, 2006. On February 15, 2006, 274,700 of the shares were distributed to Hawaiian’s employees, which shares had a fair value of approximately $1.6 million based on the closing market price per share on June 2, 2005. The remaining 1,225,300 shares are expected to be distributed to Hawaiian’s employees in two equal amounts in May 2006 and May 2007, respectively, based upon the employee’s pro rata share of W-2 wages for the years ended December 31, 2005 and 2006, respectively.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the information required by Item 703 of Regulation S-K for purchases of the Company’s equity securities by the Company or any affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act, during the Company’s fourth quarter:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
October 19, 2005 through November 25, 2005	2,657,419	$2.91	N/A	N/A

(1)          On October 19, 2005, November 23, 2005, and November 25, 2005, we repurchased an aggregate of approximately $5.0 million, $1.9 million and $0.8 million, respectively, in principal amount of our subordinated convertible notes at their face amount, plus accrued interest, and a corresponding portion of a common stock warrant held by RC Aviation, LLC. The subordinated convertible notes repurchased would have been convertible into approximately 1,775,118 shares of common stock at

$4.35 per share, and the warrants repurchased would have been exercisable into 882,301 shares of common stock at $7.20 per share.

ITEM 6.                SELECTED FINANCIAL DATA.

The Selected Financial and Statistical Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Hawaiian Holdings, Inc.
Selected Financial and Statistical Data

	Year ended December 31,
	2005(a)	2004(b)	2003(c)	2002	2001
	(in thousands, except per share data)
Summary of Operations:
Operating revenue(d)	$504,323	$—	$157,064	$632,038	$611,582
Operating expenses(d)(e)	502,293	7,266	172,157	688,177	594,921
Operating income (loss)	2,030	(7,266)	(15,093)	(56,079)	16,661
Net income (loss)	(12,366)	(7,262)	(16,998)	(58,275)	5,069
Net Income (Loss) Per Common Stock Share:
Basic	$(0.31)	$(0.24)	$(0.60)	$(1.88)	$0.15
Diluted	(0.31)	(0.24)	(0.60)	(1.88)	0.15
Weighted Average Number of
Common Stock Shares Outstanding:
Basic	39,250	29,651	28,435	31,024	33,811
Diluted	39,250	29,651	28,435	31,024	33,947
Common Shares Outstanding at End of Year	45,349	30,751	28,459	28,350	34,151
Balance Sheet Items:
Total assets	$666,520	$2,844	$862	$256,166	$305,294
Property and equipment, net	51,277	—	—	45,685	45,256
Long-term debt and capital lease obligations, excluding current maturities	77,576	—	—	3,241	4,981
Shareholders’ equity (deficiency)(f)	48,067	(61,292)	(63,731)	(142,610)	(21,210)
Scheduled Operations:
Revenue passengers	3,490	—	1,351	5,587	5,478
Revenue passenger miles (RPM)	4,058,636	—	1,144,525	4,804,498	4,295,479
Available seat miles (ASM)	4,542,270	—	1,622,707	6,246,129	5,587,566
Passenger load factor (RPM divided by ASM)	89.4%	—	70.5%	76.9%	76.9%
Passenger revenue per RPM	11.29 ¢	—	11.68 ¢	11.02 ¢	11.37	¢
Charter Operations:
Revenue passengers	28	—	50	296	367
RPM	75,029	—	135,947	815,275	1,097,069
ASM	91,816	—	163,542	862,096	1,218,734
Total Operations:
Revenue passengers	3,518		1,401	5,883	5,845
RPM	4,133,665	—	1,280,472	5,619,773	5,392,548
ASM	4,634,086	—	1,786,249	7,108,225	6,806,300
Passenger load factor	89.2%	—	71.7%	79.1%	79.2%
Operating revenue per ASM	10.88 ¢	—	8.79 ¢	8.89 ¢	8.99	¢
Operating cost per ASM	10.84 ¢	—	9.64 ¢	9.68 ¢	8.74	¢

(a)    Includes the deconsolidated results of Holdings for the period January 1, 2005 through June 1, 2005, and the consolidated results of Holdings and Hawaiian for the period June 2, 2005 through December 31, 2005.

(b)    Includes only the deconsolidated results of Holdings for the year ended December 31, 2004.

(c)    Includes the consolidated results of Holdings and Hawaiian from January 1, 2003 through March 31, 2003, and the deconsolidated results of Holdings from April 1, 2003 through December 31, 2003.

(d)   For 2002 and 2001, overall operating revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(e)    For 2002, operating expenses included a $8.7 million restructuring charge related to the accelerated retirement of DC-10 aircraft and the sale of DC-9 aircraft and parts. For 2001, operating expenses included a $30.8 million special credit for estimated proceeds from the federal government under the Air Transportation Safety and System Stabilization Act and a $3.6 million favorable adjustment to a restructuring charge recorded in 2000.

(f)    For 2005, shareholders’ equity (deficiency) included accumulated other comprehensive loss related to hedge instruments of $12.1 million. For 2002 and 2001, shareholders’ equity (deficiency) included accumulated other comprehensive losses, net related to minimum pension liability and hedge instruments of $94.2 million and $55.8 million, respectively. The other comprehensive losses, net related to minimum pension liability and derivative financial instrument adjustments were eliminated upon the deconsolidation of Hawaiian effective April 1, 2003.

Hawaiian Airlines, Inc.
Selected Financial and Statistical Data

	Period
	January 1, 2005
	through	Year ended December 31,
	June 1, 2005	2004	2003	2002	2001
	(in thousands)
Summary of Operations:
Operating revenue(a)	$321,150	$763,965	$706,145	$632,038	$611,582
Operating expenses(a)(b)	309,080	692,882	628,667	687,287	594,921
Operating income (loss)	12,070	71,083	77,478	(55,249)	16,661
Net income (loss)	(2,706)	(75,440)	(49,513)	(57,445)	5,069
Balance Sheet Items:
Total assets	$372,980	$334,205	$328,371	$256,996	$305,294
Property and equipment, net	59,844	51,539	45,991	45,685	45,256
Long-term debt and capital lease obligations, excluding current maturities	25,295	33	—	3,241	4,981
Shareholders’ deficiency(c)	(321,739)	(293,108)	(209,231)	(141,780)	(21,210)
Scheduled Operations:
Revenue passengers	2,291	5,580	5,597	5,587	5,478
Revenue passenger miles (RPM)	2,548,574	6,134,248	5,550,136	4,804,498	4,295,479
Available seat miles (ASM)	2,997,675	7,150,652	6,915,283	6,246,129	5,587,566
Passenger load factor (RPM divided by ASM)	85.0%	85.8%	80.3%	76.9%	76.9%
Passenger revenue per RPM	11.37 ¢	11.40 ¢	11.29 ¢	11.02 ¢	11.37	¢
Charter Operations:
Revenue passengers	31	35	88	296	367
RPM	85,453	92,229	236,161	815,275	1,097,069
ASM	104,007	114,159	293,773	862,096	1,218,734
Total Operations:
Revenue passengers	2,322	5,615	5,685	5,883	5,845
RPM	2,634,027	6,226,477	5,786,297	5,619,773	5,392,548
ASM	3,101,682	7,264,811	7,209,056	7,108,225	6,806,300
Passenger load factor	84.9%	85.7%	80.3%	79.1%	79.2%
Operating revenue per ASM	10.35 ¢	10.52 ¢	9.80 ¢	8.89 ¢	8.99	¢
Operating cost per ASM	9.96 ¢	9.54 ¢	8.72 ¢	9.67 ¢	8.74	¢

(a)          For 2002 and 2001, overall operating revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(b)          For 2003, operating expenses included a $17.5 million special credit for financial assistance received from the federal government under the Emergency Wartime Supplemental Appropriations Act for reimbursement of previously expensed airline security fees. For 2002, operating expenses included a $8.7 million restructuring charge related to the accelerated retirement of DC-10 aircraft and the sale of DC-9 aircraft and parts. For 2001, operating expenses included a $30.8 million special credit for estimated proceeds from the federal government under the Air Transportation Safety and System Stabilization Act and a $3.6 million favorable adjustment to a restructuring charge recorded in 2000.

(c)           At June 1, 2005, and for 2004, 2003, 2002 and 2001, shareholders’ equity (deficiency) included accumulated other comprehensive losses, net related to minimum pension liability and hedge instruments of $148.1 million, $122.2 million, $112.3 million, $94.2 million and $55.8 million, respectively.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in “Risk Factors.” In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

Our Company

Hawaiian Holdings is a holding company whose primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. Based on the total number of miles flown by revenue passengers in 2005, Hawaiian is the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the U.S. Hawaiian offers daily scheduled service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Francisco, San Jose, Las Vegas, Phoenix, Portland, and Seattle, daily service among the Hawaiian Islands, additional scheduled service to Australia, American Samoa and Tahiti and unscheduled charter services.

Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became an indirect wholly owned subsidiary of the Company pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and a direct wholly-owned subsidiary of the Company in June 2005 pursuant to a short-form merger described in greater detail below under “Consummation of Hawaiian’s Joint Plan of Reorganization.” Based in Honolulu, Hawaiian had 3,317 active employees as of December 31, 2005.

While Hawaiian’s operations and financial results are affected by a variety of factors, Hawaiian, like all airlines, is particularly affected by the availability and price of jet fuel. Fuel costs are volatile and constitute a significant portion of Hawaiian’s operating expenses, representing approximately 25.2%, 19.6% and 15.4% of Hawaiian’s operating expenses for the years ended December 31, 2005, 2004 and 2003, respectively. Based on gallons expected to be consumed in 2006, every one-cent change in the cost per gallon of jet fuel increases or decreases Hawaiian’s annual fuel expense by approximately $1.2 million.

Consummation of the Joint Plan of Reorganization

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization. The bankruptcy filing and subsequent appointment of the bankruptcy trustee effectively served to divest operational and financial control of Hawaiian from the Company’s officers and directors, and severed the availability of funds needed to support the Company’s efforts to meet its ongoing financial and other obligations, including the Company’s reporting requirements under the Securities Exchange Act of 1934, as amended.

On March 11, 2005, we, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC, Inc. (HHIC), and RC Aviation sponsored the Third Amended Joint Plan of Reorganization (the

Joint Plan) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, with HHIC as the surviving entity and immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation. As used in this report, the term “Hawaiian” refers to the predecessor company for all periods prior to the HHIC merger and the successor company for all periods subsequent to the HHIC merger. We retained our equity interest in Hawaiian; however, in connection with the Joint Plan, we issued shares of our common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of our common shareholders.

The Joint Plan was consummated on June 2, 2005. As described further below under “Liquidity and Capital Resources,” the Joint Plan was financed through our issuance of approximately 14.1 million shares of our common stock to the holders of aircraft lease-related claims, a $50.0 million senior secured credit facility of Hawaiian, a $25.0 million junior secured term loan of Hawaiian and a private placement by the Company of $60.0 million in subordinated convertible notes (collectively, the exit financing transactions).

Results of Operations

Our operations and financial results are sensitive to seasonal volatility, primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Traffic levels are typically weaker in the first quarter of the year with stronger travel periods occurring during June, July, August and December. During weaker travel periods, we may adjust our flight availability to obtain a profitable passenger load factor, or utilize aggressive fare pricing strategies to increase our traffic volume, which may involve higher ticket discounts during these periods. Our results of operations generally reflect this seasonality, but are also impacted by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation and employment levels. Because substantial portions of personal and business airline travel are discretionary, the industry tends to experience adverse financial results in general economic downturns.

In the transpacific market, most of Hawaiian’s competition has come from full-service legacy air carriers such as American Airlines, United Airlines, Continental Airlines, Delta Air Lines and Northwest Airlines. United Airlines, which currently provides the most air service between the U.S. mainland and Hawaii, emerged from bankruptcy in February 2006, and Delta Air Lines and Northwest Airlines have both been operating under the protection of U.S. bankruptcy laws since September 14, 2005.

Hawaiian has in the past been largely insulated from direct competition from low cost carriers or LCCs. Most LCCs have lacked the fleet and infrastructure necessary to provide long-haul trans-oceanic service. The Hawaii market has, however, in recent years, seen growing LCC competition from Aloha and ATA, which increased service to Hawaii from San Francisco and other cities in 2003, and US Airways which commenced service to Hawaii at the end of 2005. We also face the threat of more LCC competition in the future. Furthermore, a more fundamental and immediate consequence for us of the proliferation of LCCs is the response from full service legacy airlines, who are meeting the competition from LCCs by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition is less severe. The result is that the legacy airlines have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from legacy airlines or LCCs, could result in a decrease in our share of the transpacific market, a decline in our transpacific yields, or both, which could have a material adverse effect on our results of operations and financial condition.

In the interisland market, we currently face competition principally from two other airlines, Aloha Airlines (which was recapitalized upon its emergence from bankruptcy in February 2006) and Island Air.

Additionally, Mesa Airlines, a regional air carrier based in Phoenix, Arizona, has announced its plans to begin flying an interisland schedule with up to six 50-seat regional jets sometime in the second quarter of 2006. The additional interisland capacity planned by Mesa Airlines together with the improved competitive position of the recapitalized Aloha Airlines could have a significant negative impact on our interisland yields and ultimately our financial condition.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, we consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership interest in Hawaiian using the cost method of accounting. Our results of operations, therefore, do not include Hawaiian’s operating results during the period from April 1, 2003 through June 1, 2005. During this period, we generated no operating revenue, and our operating expenses consisted almost entirely of legal and professional fees related to Hawaiian’s Chapter 11 case, other legal and accounting fees, and other corporate expenses. Those expenses were $1.5 million and $7.3 million, respectively, for the period April 1, 2003 through December 31, 2003 and the year ended December 31, 2004, and $3.0 million for the period January 1, 2005 through June 1, 2005, prior to the reacquisition of Hawaiian. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, we reconsolidated Hawaiian as of such date for financial reporting purposes. Hawaiian’s emergence from bankruptcy has been accounted for as a business combination (the acquisition of Hawaiian by us), with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in our consolidated results of operations from June 2, 2005. However, given the significance of Hawaiian’s results of operations to our future results of operations and financial condition, as well as the extremely limited nature of our operations during the periods we deconsolidated Hawaiian, our historical results of operations and Hawaiian have been combined for the years ended December 31, 2005, 2004 and 2003 and are discussed below in order to provide a more informative comparison of results for those years.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Combined Statements of Operations (unaudited)

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Operating Revenue:
Passenger	$747,957	$699,497	$626,807
Charter	11,931	7,280	23,070
Cargo	31,022	30,579	28,504
Other	34,563	26,609	27,764
Total	825,473	763,965	706,145
Operating Expenses:
Wages and benefits	227,117	227,332	215,421
Aircraft fuel, including taxes and oil	201,212	135,946	97,055
Aircraft rent	107,260	106,090	111,454
Maintenance materials and repairs	57,342	49,246	49,515
Other rentals and landing fees	23,819	23,984	24,967
Depreciation and amortization	19,705	8,122	7,098
Sales commissions	6,919	5,529	4,302
Special credits	—	—	(17,497)
Other	167,999	143,899	137,951
Total	811,373	700,148	630,266
Operating Income	14,100	63,817	75,879
Nonoperating Income (Expense):
Reorganization items, net	887	(129,520)	(113,642)
Interest and amortization of debt discounts and issuance costs	(13,709)	(1,030)	(417)
Interest income	4,658	4	234
Other, net	20,404	843	1,199
Total	12,240	(129,703)	(112,626)
Income (Loss) Before Income Taxes	26,340	(65,886)	(36,747)
Income tax expense	41,412	16,816	12,944
Net Loss	$(15,072)	$(82,702)	$(49,691)

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Selected Combined Statistical Data (unaudited)

	Year ended December 31,
	2005		2004		2003
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	5,781		5,580		5,597
Revenue passenger miles (RPM)	6,607,210		6,134,248		5,550,136
Available seat miles (ASM)	7,539,946		7,150,652		6,915,283
Passenger load factor (RPM / ASM)	87.6%		85.8%		80.3%
Passenger revenue per RPM (Yield)	11.32	¢	11.40	¢	11.29	¢
Charter Operations:
Revenue block hours operated (actual)	1,574		937		2,258
Revenue per revenue block hour	$7.6		$7.8		$10.2
Cargo Operations:
Revenue ton miles (RTM)	83,973		85,983		78,163
Revenue per RTM	31.86	¢	31.20	¢	31.79	¢
Total Operations:
Operating revenue per ASM	10.67	¢	10.52	¢	9.80	¢
Operating cost per ASM	10.49	¢	9.64	¢	8.74	¢
Revenue passengers flown	5,840		5,615		5,685
Revenue block hours operated (actual)	81,162		77,264		77,322
RPM	6,767,692		6,226,477		5,786,297
ASM	7,735,768		7,264,811		7,209,056
Breakeven load factor(a)	87.1%		94.4%		83.1%
Gallons of jet fuel consumed	111,220		104,911		104,127
Average cost per gallon of jet fuel (actual)(b)	$1.81		$1.30		$0.93

(a)           The scheduled passenger load factor required at the current yield to breakeven with operating expenses (or Operating cost per ASM divided by the Yield).

(b)          Includes applicable taxes and fees.

The combined entity’s results of operations for the period June 2, 2005 through December 31, 2005 were affected by the application of purchase accounting upon the reacquisition of Hawaiian by Holdings. The assets and liabilities of Hawaiian were recorded at fair value as of June 2, 2005. The changes in the book values of Hawaiian’s assets and liabilities as of June 2, 2005 affected the combined entity’s income before income taxes as follows from that date through December 31, 2005:

Period
June 2, 2005
through
December 31, 2005
(in thousands)
Increase (decrease) in income before income taxes
Passenger revenue—elimination of deferred revenue from sales of miles in frequent flyer program	$(9,670)
Wages and benefits—elimination of unamortized actuarial losses on benefit plans	5,285
Aircraft and other rent expense—amortization of unfavorable operating lease liability	1,974
Depreciation and amortization of property and equipment—adjust property and equipment to fair value	958
Amortization of intangible assets:
Favorable aircraft and spare aircraft engine leases (recognized as a component of aircraft rent)	(3,037)
Favorable aircraft maintenance contracts (recognized as a component of maintenance materials and repairs)	(756)
Other intangible assets (recognized as a component of depreciation and amortization)	(10,143)
Total amortization of intangible assets	(13,936)
Net decrease in operating income	(15,389)
Interest expense—amortization of debt discount due to recognizing debt obligation at fair value	(413)
Interest income—accretion due to recognizing aircraft maintenance and lease security deposits at fair value	895
Total net decrease in income before income taxes	$(14,907)

For the purposes of the following discussion, the term “the combined entity” refers to the combined results of operations of Holdings and Hawaiian. As used in the context of this narrative, “Holdings” and “Hawaiian” refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

The combined entity incurred a net loss of $15.1 million and had operating income of $14.1 million for the year ended December 31, 2005, compared to a net loss of $82.7 million and operating income of $63.8 million for the comparable period in 2004. Operating income decreased by $49.7 million in 2005, or 77.9%, compared to 2004 due primarily to increases in 2005 in fuel, depreciation and amortization and other operating expenses, whereas the net loss incurred in 2005 decreased by $67.6 million principally because of $129.5 million of nonoperating expenses incurred in 2004 related to Hawaiian’s bankruptcy and reorganization. Other significant differences between income and expense items for the years ended December 31, 2005 and 2004 are discussed below.

Operating Revenue.   Operating revenue was $825.5 million for the year ended December 31, 2005, an 8.1% increase over operating revenue of $764.0 million in 2004. As discussed above, the application of purchase accounting upon the reacquisition of Hawaiian by Holdings on June 2, 2005 resulted in a non-cash decrease of approximately $9.7 million in operating revenue in 2005. Other significant year-over-year changes leading to the increase in 2005 operating revenue are discussed below.

Scheduled passenger revenue was $748.0 million in 2005 compared to scheduled passenger revenue of $699.5 million in 2004. This $48.5 million, or 6.9%, increase in scheduled passenger revenue was due to improved traffic in all of Hawaiian’s markets as is shown in the table immediately below reflecting strong demand for travel to and from Hawaii and positive customer response to Hawaiian’s service levels and operational performance.

Year ended December 31, 2005 Compared to Year ended December 31, 2004

	Change in
	scheduled
	passenger	Change in	Change in	Change in
	revenue	Yield	RPM	ASM
	(millions)
Transpacific	$26.7	(0.1)%	6.1%	3.1%
South Pacific	15.1	5.3	34.7	33.6
Interisland	6.7	0.1	3.1	1.3
Total scheduled	$48.5	(0.7)%	7.7%	5.4%

Other operating revenue was $77.5 million for the year ended December 31, 2005, and $64.5 million for the comparable period in 2004. The $13.0 million, or 20.2%, increase in other operating revenue was due primarily to increases of $4.7 million in charter revenue, due in turn to a 68.0% increase in charter revenue block hours operated, and $8.0 million in other operating revenue due primarily to increases in ground handling services provided to other airlines, ticket change fees, and commissions and fees earned under certain joint marketing agreements with other companies.

Operating Expenses.   Operating expenses were $811.4 million for the year ended December 31, 2005, a $111.2 million increase from operating expenses of $700.1 million for the prior year. The net increase in operating expenses in 2005 was due primarily to increases in aircraft fuel and maintenance, depreciation and amortization and other operating expenses. As discussed above, the application of purchase accounting upon the reacquisition of Hawaiian by Holdings on June 2, 2005 resulted in an increase of approximately $5.7 million in non-cash operating expenses in 2005.

		Change from
	Year ended	Year ended	Percent
	December 31, 2005	December 31, 2004	change
	(in thousands)
Operating expenses
Wages and benefits	$227,117	$(215)	(0.1)%	(a)
Aircraft fuel, including taxes and oil	201,212	65,266	48.0	(b)
Aircraft rent	107,260	1,170	1.1
Maintenance materials and repairs	57,342	8,096	16.4	(c)
Other rentals and landing fees	23,819	(165)	(0.7)
Depreciation and amortization	19,705	11,583	142.6	(d)
Sales commissions	6,919	1,390	25.1	(e)
Other	167,999	24,100	16.7	(f)
Total	$811,373	$111,225	15.9%

(a)          The increase in wages and benefits for 2005 was due primarily to $4.0 million of compensation expense associated with 887,350 shares of Holdings common stock granted, or to be granted, to

Hawaiian’s employees under the Hawaiian Airlines, Inc. Stock Bonus Plan for services provided through December 31, 2005. Expenses related to employee benefits decreased by $5.2 million in 2005 compared to 2004 due primarily to revaluations of Hawaiian’s pension and postretirement benefits obligations at June 2, 2005. Other net increases in salaries and wages, principally for Hawaiian’s AFA employees, contributed to the overall net increase in wages and benefits expense in 2005 compared to 2004. Hawaiian currently has contracts with its three largest organized labor groups, ALPA, AFA and IAM, through June 30, 2007, November 1, 2007 and March 31, 2008, respectively, when these contracts next become amendable.

(b)          The increase in fuel expense was due mostly to a 39.2% increase to an average of $1.81 per gallon for the cost of jet fuel in 2005 compared to an average of $1.30 per gallon for jet fuel in 2004. The average cost of jet fuel in 2005 and 2004 includes hedging losses of $4.2 million and gains of $2.1 million, respectively, and fuel related taxes. Additionally, overall increases in flight operations in 2005 (particularly in the long-haul transpacific and South Pacific markets) lead to an approximate 6.0% increase in fuel consumed in 2005 compared to the prior year.

(c)           The increase in maintenance materials and repairs expense was due primarily to increased expenses incurred for the major airframe maintenance of certain older 767-300 aircraft and one 767 aircraft engine, and to the inclusion of additional aircraft engines under a power-by-hour maintenance contract under which fees are assessed on the hours the engines subject to this contract are utilized. Also, Hawaiian operated approximately 3.9 thousand, or 5.0%, more revenue block hours in 2005 than in 2004, which increased aircraft utilization contributed to the overall year-over-year increase in aircraft maintenance. Maintenance expense in 2005 also included $0.8 million of amortization expense attributable to favorable aircraft maintenance contracts recognized at June 2, 2005. We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors such as the aging of our fleet, additional fleet utilization, the growth of our fleet and increased costs for related materials and services.

(d)          The increase in depreciation and amortization expense was due almost entirely to the amortization of certain intangible assets recorded upon the reacquisition of Hawaiian by Holdings at June 2, 2005. Future depreciation expense will be affected by the addition in 2006 of four owned 767-300 aircraft and related spare rotable parts.

(e)           The increase in sales commissions expense was due in part to increases in passenger revenues and to incentives paid to certain travel agencies to promote Hawaiian’s service to Sydney, Australia, which service began in May 2004. To minimize commission expenses in the future, we will continue efforts to increase passenger sales through our own reservations agents and website and other Internet channels.

(f)             The increase in other operating expense was due primarily to professional fees relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, Hawaiian’s reorganization, and other financial accounting and auditing services.

Nonoperating Income and Expense.   Net nonoperating income was $12.2 million for the year ended December 31, 2005, compared to net nonoperating expense of $129.7 million for the same period in 2004. The year ended December 31, 2005 included a $6.7 million gain related to the portion of the change in fair value of Hawaiian’s jet fuel forward contracts excluded from hedge effectiveness, realized and unrealized gains of $15.0 million related to jet fuel forward contracts that did not qualify for hedge accounting, interest income of $4.7 million, offset by interest expense of $9.5 million due primarily to the indebtedness incurred to fund the Joint Plan and $4.2 million loss on repurchase of $7.7 million Notes. The 2004 year included net reorganization expenses of $129.5 million arising primarily from allowed claims related to affirmed and rejected aircraft leases, and rejected firm orders for aircraft.

Income Tax Expense.   Combined income tax expense was $41.4 million for the year ended December 31, 2005, a $24.6 million, or 146.3%, increase from combined income tax expense of $16.8 million for the comparable period in 2004. It is important to note that the combined income tax provision reflects the separate company income tax expense incurred by Holdings and Hawaiian and is not reflective of the income tax expense that would have resulted had Holdings and Hawaiian filed consolidated income tax returns during the periods presented or had Holdings consolidated Hawaiian during the periods presented. The combined provision for income taxes for 2005 is significantly in excess of the $10.5 million “expected” tax expense, based on the combined federal and state statutory rates applicable to the Company, resulting in an effective tax rate of 157.2%. The combined provision for income taxes of $41.4 million is also significantly in excess of the income taxes that we expect to pay for 2005. The primary factor driving the tax rate is a significant increase in book-tax timing differences. These differences result in higher taxable income on the Company’s tax returns, while the offsetting deferred tax asset (representing the value of the future tax deduction when the timing differences “turn” and are recognized in our tax returns) must be fully offset by a valuation allowance given our history of operating losses and Hawaiian’s recent bankruptcy. The impact of these book-tax timing differences was dramatically increased by the application of purchase accounting upon Hawaiian’s emergence from bankruptcy on June 2, 2005, which resulted in fair value adjustments to the book basis of Hawaiian’s assets and liabilities, but had no impact on the corresponding tax basis in those assets and liabilities. Furthermore, while the consummation of the Joint Plan triggered significant tax deductions related to the payment of the lease deficiency claims of Hawaiian, the benefit of those deductions was recorded as a reduction to goodwill, not the provision for income taxes, because the deductions related to transactions originally occurring prior to the point at which Hawaiian was consolidated by the Company. Nevertheless, these deductions did serve to reduce our income taxes payable for 2005 by approximately $21.1 million. We expect these book-tax timing differences to continue to have a negative impact on our effective tax rate for 2006 as well, although not to the magnitude experienced in 2005.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

For the year ended December 31, 2004, the combined entity had a net loss of $82.7 million on operating income of $63.8 million, and a net loss of $49.7 million on operating income of $75.9 million for the year ended December 31, 2003. Despite a $57.8 million year-over-year increase in operating revenue, increases in operating and nonoperating expenses and income taxes totaling $90.8 million resulted in the increased net loss for 2004 compared to the prior year.

Operating Revenue.   Operating revenue was $764.0 million for the year ended December 31, 2004, compared to operating revenue of $706.1 million for 2003. The significant year-over-year changes leading to this 8.2% net increase in operating revenue are discussed below.

Scheduled passenger revenue was $699.5 million for the year ended December 31, 2004, compared to scheduled passenger revenue of $626.8 million for 2003, a $72.7 million, or 11.6%, increase year-over-year. As shown in the table below, the increase in 2004 revenue was due to overall improvements in revenue passenger miles operated and yield realized which increased revenue by $49.8 million and $22.9 million, respectively, compared to 2003.

Year ended December 31, 2004 Compared to Year ended December 31, 2003

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
Transpacific	$40.5	2.1	7.7	(1.6)%
Interisland	16.9	15.4	(6.0)	(1.7)
South Pacific	15.3	(29.3)%	145.2%	145.7
Total scheduled	$72.7	1.0%	10.5%	3.4%

Other operating revenues were $64.5 million for the year ended December 31, 2004, and $79.3 million for the comparable period in 2003. The approximate $14.9 million, or 18.7%, net decrease in other operating revenues in 2004 was due almost entirely to a decrease of $15.8 million in charter revenue compared to such revenue earned in 2003. Due in part to the reallocation of aircraft to scheduled service (principally for the purpose of initiating service to Sydney, Australia in May 2004) and the absence of military charters in 2004 (which charters generated approximately $8.1 million of operating revenue in 2003), charter revenue block hours operated in 2004 decreased by 1,321 hours, or 58.5%, from 2003, and charter revenue per revenue block hour in 2004 decreased by 24.0% to $7.8 thousand per revenue block hour compared to the prior year. Cargo revenue and other miscellaneous operating revenues earned in 2004 such as ground handling services provided to other airlines, ticket change fees, and commissions and fees earned under certain joint marketing agreements with other companies was essentially unchanged from such operating revenues earned in 2003.

Operating Expenses.   Operating expenses were $700.1 million for the year ended December 31, 2004, a $69.9 million, or 11.1%, increase from operating expenses of $630.2 million for 2003. As is discussed more fully below, the net increase in the 2004 operating expenses was due primarily to increases in aircraft fuel, wages and benefits and other operating expenses. Also, operating expenses for 2003 were reduced by $17.5 million for financial assistance received from the federal government.

		Change from Year
	Year ended	ended	Percent
	December 31, 2004	December 31, 2003	change
	(in thousands)
Operating expenses
Wages and benefits	$227,332	$11,911	5.5%	(a)
Aircraft fuel, including taxes and oil	135,946	38,891	40.1	(b)
Aircraft rent	106,090	(5,364)	(4.8)	(c)
Maintenance materials and repairs	49,246	(269)	(0.5)
Other rentals and landing fees	23,984	(983)	(3.9)
Depreciation and amortization	8,122	1,024	14.4	(d)
Sales commissions	5,529	1,227	28.5	(e)
Special credits	—	17,497	100.0	(f)
Other	143,899	5,948	4.3	(g)
Total	$700,148	$69,882	11.1%

(a)          The increase in wages and benefits expense was due to increases of $9.8 million in employee benefits, including pension and postretirement, medical, and workers’ compensation expenses, and $3.4 million in wages for IAM and non-contract employees, offset somewhat by savings of $6.1 million in flight crew wages associated primarily with a 12.5% reduction in the number of our 767 and DC-10 pilots. Wages and benefits expense in 2003 also included $5.1 million of employee bonuses based on operating profit, whereas 2004 wages and benefits expenses included a $5.6 million management incentive bonus and $3.5 million employee bonuses based on operating profit.

(b)          The increase in aircraft fuel expense was due almost entirely to a 39.8% increase to an average of $1.30 per gallon for the cost of jet fuel for 2004, as year-over-year fuel consumption was essentially flat. Aircraft fuel expense included gains of $2.1 million and $1.1 million, respectively, in 2004 and 2003 related to Hawaiian’s fuel-hedging programs in effect during those periods (see Note 5 in our consolidated financial statements included in this Annual Report on Form 10-K for a detailed discussion of our fuel-hedging programs).

(c)           The decrease in aircraft rent expense was due primarily to the early return of two leased 717 aircraft, one each in December 2003 and January 2004, and to a lesser degree to renegotiated lease rates for our other leased 717 and 767 aircraft.

(d)          The increase in depreciation and amortization expense was due primarily to the amortization of certain capitalized airframe and engine overhauls (which began in April 2004), and an increase in the depreciation of ground service equipment. These capitalized airframe and engine overhauls were determined to have no fair value upon our reacquisition of Hawaiian on June 2, 2005. Additionally, our accounting policy states that such future airframe and engine overhauls will be charged to expense as they are incurred.

(e)           The increase in sales commissions expense was due in part to the increase in scheduled passenger revenue in 2004 compared to the prior year, and to incentives paid to certain travel agencies to promote service to Sydney, Australia, which service began in May 2004.

(f)             Operating expenses for the year ended December 31, 2003 were reduced by $17.5 million for financial assistance received from the federal government under the Emergency Wartime Supplemental Appropriations Act for reimbursement of previously expensed airline security fees. No such financial assistance was received (or recognized) in 2004.

(g)           The increase in 2004 was due principally to increases in outside services purchased (including legal, technical and other professional fees) of $6.8 million (142.2%), and advertising and promotional expense of $3.2 million (27.9%), offset by all other operating expenses, net of $4.0 million (3.3%).

Nonoperating Income and Expense.   Nonoperating expense was $129.7 million for the year ended December 31, 2004, an increase of $17.1 million, or 15.2%, from nonoperating expense of $112.6 million for 2003. Primarily all of the increase in 2004 was due to increases in reorganization related expenses as follows:

	Year Ended December 31,
	2004	2003	Change	Change
	(millions)
Lease claims	$111.2	$96.9	$14.3	14.8%
Professional fees	20.7	14.0	6.7	47.9
Other, net	(2.4)	2.7	(5.1)	(188.9)
Total	$129.5	$113.6	$15.9	14.0%

Income Tax Expense.   Income tax expense was $16.8 million for the year ended December 31, 2004, an increase of $3.9 million, or 29.9%, from income tax expense of $12.9 million for 2003. Despite pretax losses in 2004 and 2003, book-tax timing and permanent differences resulted in income taxes payable for those two years. Although the book-tax timing differences result in deferred tax assets (representing the value of the future tax deduction when the timing differences “turn” and are recognized in our tax returns), these assets must be fully offset by a valuation allowance given Hawaiian’s history of operating losses and bankruptcy. As a result, the provision for income taxes for both years approximates the taxes expected to be paid for the year. The increase in 2004 is primarily due to that year’s current liability for federal and state income taxes resulting principally from permanent and timing differences associated with the increased reorganization expenses in 2004 compared to 2003, which are generally not deductible for income tax purposes until paid. Combined income tax expense reflects the separate company income tax expense incurred by Holdings and Hawaiian and is not reflective of the income tax expense that would have resulted had Holdings and Hawaiian filed consolidated income tax returns during the periods presented.

Liquidity and Capital Resources

Our future liquidity will be dependent largely on the operating results and cash flows of Hawaiian, along with the financing arrangements put in place in connection with the effectiveness of the Joint Plan, as discussed below and at Note 6, to the consolidated financial statements included in this Annual Report on Form 10-K. Additionally, we agreed on March 13, 2006 with certain of the lenders who participated in funding the Joint Plan and certain additional lenders to increase the term loans under our Senior Credit Facility and Term B Credit Facility by approximately $91 million in the aggregate. Hawaiian’s credit facilities now consist of $135.0 million of term loans (a $62.5 million term loan under the Senior Credit Facility and a $72.5 million term loan under the Term B Credit Facility) and a $25.0 million revolving line of credit, each of which is described in greater detail below. Proceeds from the additional amount borrowed will be used to redeem our outstanding Subordinated Convertible Notes due 2010, to fund the retrofit of the four Boeing 767 aircraft acquired by Hawaiian in the first quarter of 2006, and to acquire certain additional assets. The amended credit facilities provide for $64.6 million of the financing proceeds to be held in a restricted account, subject to the satisfaction of certain conditions. Of this amount, $54.6 million will be used, once unrestricted, to redeem the Company’s Subordinated Convertible Notes, the terms of which are described in greater detail below. The Company expects the conditions as they relate to this $54.6 million to be met late in the first quarter or early in the second quarter, and for the Subordinated Convertible Notes to be redeemed shortly thereafter. The remaining $10.0 million will remain in escrow subject to the acquisition of specific assets by Hawaiian, which, if acquired, would provide additional collateral to the lenders. If this asset acquisition does not occur by July 11, 2006, the remaining $10.0 million will be returned to the Term B lenders, and the Term B principal will be reduced commensurately.

Senior Credit Facility

The Senior Credit Facility provides Hawaiian with a variable interest rate $87.5 million senior secured credit facility comprised of: (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on certain of Hawaiian’s eligible assets (as defined in the agreement), with $15.0 million sub-limits for letters of credit and $5.0 million in swing loans; and (ii) a 4 year, 9 month $62.5 million term loan with principal amortization of $2.5 million per quarter and the balance being due at the maturity of the facility on December 10, 2010. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo’s established prime rate) plus the base rate margin (150 basis points) and, in the case of LIBOR rate loans, at a per annum rate equal to the three-month LIBOR rate plus 400 basis points. However, at no time during the term of the Senior Credit Facility will the interest rate be less than 5.0% per annum. The Senior Credit Facility includes customary covenants for lending transactions of this type including minimum cash, EBITDA, excess availability and leverage ratio financial covenants. Indebtedness under the Senior Credit Facility is secured by first and, in some cases, junior liens on substantially all of Hawaiian’s tangible and certain of its intangible assets. Hawaiian had issued $5.5 million of letters of credit and had $19.5 million of remaining availability under the existing credit facility as of December 31, 2005.

Term B Credit Facility

The Term B Credit Facility provides Hawaiian with an additional $72.5 million five-year term loan at an interest rate of 9.0% per annum, with interest payable quarterly in arrears. The entire principal amount of the loan may be prepaid, subject to certain prepayment premiums as set forth in the Term B Credit Facility. The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by liens on substantially all of the assets of Hawaiian, subject to the prior liens granted to the senior lenders under the Senior Credit Facility. In conjunction with the establishment of the revised Term B Credit Facility, we issued to the Term B lenders or their affiliates, warrants to purchase 4,050,000 shares of our common stock, with an exercise price of $5.00 per share, the last 500,000 of which becomes exercisable after the final $10 million of proceeds become available to Hawaiian as described above. The warrants contain a forced conversion feature allowing us to force conversion of the warrants anytime after the average closing price of our common stock is at or above $9.00 per share for 30 consecutive calendar days.

Subordinated Convertible Notes

On June 1, 2005, we and RC Aviation entered into an agreement pursuant to which RC Aviation and its members purchased from us the Series A Subordinated Convertible Notes due June 1, 2010 (the “Series A Notes”) and Series B Subordinated Convertible Notes due June 1, 2010 (the “Series B Notes” and, together with the Series A Notes, the “Notes”), in the aggregate principal amount of $60.0 million. The Notes provide for interest at a rate of 5% per annum, payable in cash or additional Notes at our option. The Notes are convertible into shares of our common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Notes were initially convertible into 13,793,103 shares of our common stock at any time after the first anniversary of the issuance of the Notes. The Notes become due five years from the issue date, or June 1, 2010, if not prepaid or converted prior to such date. We have the right, and will use our best efforts, to redeem the Notes prior to the first anniversary of issuance at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time. On June 2, 2005, RC Aviation also received a warrant to purchase shares of our newly designated Series E Preferred Stock. In July 2005, that warrant was automatically exchanged for a warrant to purchase up to 10% of our fully-diluted shares of common stock (or 6,855,685 shares as of that date) at an exercise price of $7.20 per share (the “Common Stock Warrant”). One-half of the Common Stock Warrant was earned by RC Aviation for its funding commitment with respect to the Joint Plan and the other half was earned by RC Aviation in connection with its purchase of the Notes. On October 19, 2005, November 23, 2005, and November 25, 2005, we repurchased approximately $5.0 million, $1.9 million and $0.8 million, respectively, in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock Warrant. After giving effect to the warrant repurchases in connection with the Note repurchases, RC Aviation now holds a warrant to purchase 5,973,384 shares of common stock.

Due to the significance of the operating cash flows of Hawaiian to our future liquidity, our historical sources and uses of cash have been combined with those of Hawaiian and discussed below in order to provide a more informative comparison. We currently believe that the combination of our existing cash, the cash flows from Hawaiian’s operations and our existing credit facilities will be sufficient to fund our operations and capital requirements through at least the end of 2006.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Condensed Combined Statements of Cash Flows (unaudited)

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities before reorganization activities	$78,715	$46,711	$38,922
Net cash used in reorganization activities	(4,491)	(18,060)	(13,176)
Net cash provided by operating activities	74,224	28,651	25,746
Cash Flows From Investing Activities:
Additions to property and equipment	(20,352)	(13,673)	(7,433)
Net cash used in investing activities	(20,352)	(13,673)	(7,433)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	11,192	—
Proceeds from exercise of stock options	1,212	—	—
Repurchase of subordinated convertible notes and warrants	(7,722)	—	—
Repayments of long-term debt and capital lease obligations	(6,790)	(1,083)	(2,492)
Net cash provided by (used in) financing activities	(13,300)	10,109	(2,492)
Net increase in cash and cash equivalents	40,572	25,087	15,821
Cash and cash equivalents—Beginning of Period	112,816	87,729	71,908
Cash and cash equivalents—End of Period	$153,388	$112,816	$87,729

Our cash and cash equivalents were $153.4 million as of December 31, 2005, an increase of $40.6 million from cash and cash equivalents of $112.8 million for the combined entity as of December 31, 2004. Our restricted cash was $53.4 million as of December 31, 2005, an increase of $5.0 million from restricted cash of $48.4 million for the combined entity as of December 31, 2004. The restricted cash primarily serves as collateral to support credit card holdbacks for advance passenger ticket sales, which funds are made available to us as the related air travel is provided. Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters of the year and lower in the first and fourth quarters due primarily to reduced travel demand in the latter two quarters except for specific periods around holidays and spring break. Working capital as of December 31, 2005 was $9.8 million compared to working capital of $13.8 million as of December 31, 2004.

Net cash provided by the combined entity’s operating activities was $74.2 million for the year ended December 31, 2005 compared to $28.7 million for the comparable period in 2004. Reorganization activities used $13.6 million less cash in the 2005 period compared to the same period in 2004, due primarily to Hawaiian’s emergence from bankruptcy on June 2, 2005. The $32.0 million period over period increase in net cash provided by operating activities before reorganization activities was due primarily to an increase in air traffic liability. Investing activities in 2005 used $6.7 million more in cash than in the prior year due entirely to acquisitions of property and equipment, and we expect significantly higher capital expenditures in 2006 principally due to the acquisitions of and modifications and improvements to the four Boeing 767-300 aircraft discussed below. Financing activities used net cash of $13.3 million in 2005, compared to

$10.1 million provided by financing activities in 2004, the difference in 2005 being due primarily to the debt service of long-term note and lease obligations and a decrease in proceeds from issuance of common stock.

At December 31, 2004, the combined entity had cash and cash equivalents of $112.8 million compared to cash and cash equivalents of $87.7 million at December 31, 2003. The combined entity also had restricted cash on those dates of $48.4 million and $53.3 million, respectively, comprised substantially of credit card holdbacks. Operating activities provided net cash of $28.7 million in 2004 and $25.7 million in 2003. Reorganization activities used cash of $18.1 million in 2004 and $13.2 million in 2003. The primary source of cash from operating activities before reorganization activities in both 2004 and 2003 was operating income resulting from increases in passenger revenue. Operating income in 2003 also included $17.5 million of financial assistance received from the federal government under the Air Transportation Safety and System Stabilization Act. Investing and financing activities used net cash of $3.6 million in 2004 and $9.9 million in 2003 primarily for the acquisition of property and equipment. Net cash from investing and financing activities in 2004 included $11.2 million from the sales of common stock in that year.

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM, TWU, NEG and certain non-contract employees. In the aggregate, these plans are underfunded. As of December 31, 2005, the excess of the projected benefit obligations over the fair value of plan assets was approximately $111.0 million. Hawaiian made scheduled contributions of $23.3 million for 2005 and anticipates contributing $10.0 million to the defined benefit pension plans during 2006. Future funding requirements are dependent upon many factors such as interest rates, funding status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

On February 22, 2006 and March 1, 2006, Hawaiian purchased four Boeing 767-300 aircraft for a total purchase price of approximately $32 million. We estimate that our capital expenditures in 2006 will be approximately $50 million exclusive of the purchase of the aforementioned aircraft. Anticipated capital expenditures include modifications and overhauls of the recently acquired aircraft for entry into service, upgrades and enhancements to our information technology systems and improvements and modifications to certain of our airport terminal and other facilities. The majority of these anticipated capital expenditures are not firm commitments, and therefore we can adjust the level of our capital spending based on our then current and projected available cash.

We may also acquire additional aircraft from time to time as opportunities arise to both (i) acquire the aircraft on satisfactory price and financing terms, and (ii) deploy them in appropriate markets. Other than the acquisition of the four aircraft discussed above, we currently do not have any firm commitments to acquire additional aircraft.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) retained a contingent interest in transferred assets, (iii) an obligation under derivative instruments classified as equity or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or that engages in leasing, hedging or research and development arrangements with the Company. We have no arrangements of the types described in the first three categories that we believe may have a current or future material effect on our financial condition, liquidity or results of operations. We do have obligations arising out of variable interests in unconsolidated entities related to certain airport leases. Our airport leases are typically with municipalities or other governmental entities. To the extent our leases and related guarantees are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease, and the lease does not include a residual value guarantee, fixed price purchase option or similar feature.

Contractual Obligations

Our estimated contractual obligations as of December 31, 2005 are summarized in the following table (in thousands):

Contractual Obligations

					2011 and
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Senior credit facility(1)	$23,350	$9,884	$13,466	$—	$—
Term B credit facility(1)	31,139	2,535	28,604	—	—
Series A and B notes(2)	64,041	2,614	5,228	56,199	—
Notes payable to IRS(3)	31,614	5,748	11,496	11,496	2,874
Other debt	85	54	31	—	—
Capital lease obligations	1,634	343	451	204	636
Operating leases—aircraft and related equipment(4)	1,331,164	98,588	203,846	211,376	817,354
Operating leases—non-aircraft(4)	32,021	4,111	6,706	5,779	15,425
Projected employee benefit contributions(5)	58,800	10,000	48,800	—	—
Total contractual obligations(6)	$1,573,848	$133,877	$318,628	$285,054	$836,289

(1)          Amounts represent contractual amounts due, including interest. Interest on floating rate debt was estimated using projected forward rates as of the fourth quarter of 2005. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, in March 2006, we agreed to the restructuring of these credit facilities such that the availability under these agreements was increased to $150 million and the total outstanding balance was increased to $135 million.

(2)          Amounts represent contractual amounts due, including interest. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we plan to redeem the Series A and B notes in March 2006 or early in the second quarter of 2006.

(3)          Amounts represent long-term obligations payable to the IRS for settlement of certain pre and post petition tax claims.

(4)          Amounts represent minimum lease payments due under the respective lease agreements. We have assumed no escalations in rents that are contingent in nature.

(5)          Amounts represent our estimate of the minimum funding requirements under the ERISA, assuming passage of Senate bill (S.1783) for plan years beginning in 2007. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns, and the impact of proposed legislation. We are unable to estimate the projected contributions beyond 2008.

(6)          Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 3, “Summary of Significant Accounting Policies”, in the notes to our consolidated financial statements included in this Form 10-K.

Revenue Recognition.   Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. Any adjustments resulting from periodic evaluations of this estimated liability, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Charter and cargo revenue are recognized when the transportation is provided.

Pension and Other Postretirement Benefits.   We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and its other postretirement benefit plans using SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Under both SFAS 87 and SFAS 106, pension expense is recognized on an accrual basis over employees’ approximate service periods. Expense calculated under SFAS 87 and SFAS 106 is generally independent of funding decisions or requirements. The calculation of pension and other postretirement benefit expense requires the use of a number of significant assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions.

We assumed that the assets in Hawaiian’s plans would generate a long-term rate of return of 7.9% at June 2, 2005, the date we reacquired Hawaiian and recorded its pension obligation at its fair value, and December 31, 2005. The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans’ assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our allocation of assets was as follows at December 31, 2005:

	Percent of Total	Expected Long-Term Rate of Return
U.S. equities	27.5%	9.6%
International equities	27.5%	10.8%
Fixed income	35.0%	4.7%
Other	10.0%	6.7%
Total	100.0%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by one percent (from 7.9% to 6.9%) would increase our estimated 2006 pension expense by approximately $2.2 million.

We discounted our future pension and other postretirement benefit obligation using a discount rate of 5.0% at June 2, 2005, the date we reacquired Hawaiian and recorded its pension obligation at its fair value, and 5.5% at December 31, 2005. We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other post retirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other post retirement benefit liabilities at December 31, 2005 by approximately $43.5 million and $9.1 million, respectively, decrease our estimated 2006 pension expense by approximately $0.6 million and increase our estimated 2006 other post retirement benefit expense by approximately $0.5 million.

At December 31, 2005, the health care cost trend rate was assumed to be 9.5% for 2006 and decrease gradually to 5.0% over eight years and remain level thereafter. A one percent increase in the assumed health care cost trend rate would increase the other post retirement benefit obligation as of December 31, 2005 by approximately $9.5 million and our estimated 2006 other post retirement benefit expense by approximately $0.7 million. A one percent decrease in the assumed health care cost trend rate would decrease the accumulated retiree medical benefit obligation as of December 31, 2005 by approximately $7.7 million and our estimated 2006 other postretirement benefit expense by approximately $0.5 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding legislation and various other factors related to the participants in our pension plans will impact our future retirement benefit expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Embedded financial instruments.   Warrants issued in connection with debt financings are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, where the portion of the proceeds allocable to the warrants is treated as additional paid-in capital. The allocation between the debt and additional paid-in capital is based on the relative fair values of the two securities at time of issuance. The resulting debt discount is amortized using the effective interest rate method to interest expense over the life of the debt instrument. For purposes of valuing the Common Stock Warrant issued in June 2005, we utilized the Black-Scholes-Merton option pricing model. The most critical assumption used in developing the fair value of the Common Stock Warrant is the expected volatility of the Company’s stock. Because the historic volatility of our common stock is not a reliable indicator of future volatility due to Hawaiian’s bankruptcy and the thin liquidity for our common stock during that period, we utilized a stock volatility factor based on a peer comparison group for a period of time approximating the term of the Common Stock Warrant, which resulted in an expected volatility of 58%. The value ascribed to the Common Stock Warrant as capital in excess of par value in the accompanying balance sheet as of December 31, 2005 was $12.6 million after giving effect to the cancellation of 882,301 warrants associated with the repurchases in the fourth quarter of 2005 of $7.7 million par value of the Series A and Series B Notes. Raising or lowering the expected volatility by ten percentage points would have increased or decreased annualized interest expense by $0.6 million. Additionally, convertibility features within debt instruments are evaluated under Emerging Issues Task Force Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, whereby an “in-the-money” nondetachable conversion feature at the commitment date (a beneficial conversion feature) is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that beneficial conversion feature to additional paid-in capital. The intrinsic value of the beneficial conversion is calculated as the difference between the conversion price, adjusted for the fair value allocated to warrants described above, and the fair value of the common stock (or other securities into which the security is convertible) multiplied by the number of shares into which the security is convertible. The amount recorded as additional capital in excess of par value in the accompanying balance sheet at December 31, 2005 for the beneficial conversion feature was $27.8 million and was not affected by the $7.7 million of repurchases of the Series A and B Notes in the fourth quarter of 2005 as the per share market prices of our common stock as of the dates of such repurchases was less than the $4.35 per share conversion price provided for in the Notes. The resulting debt discount associated with the beneficial conversion feature is amortized to interest expense using the effective interest rate method over the life of the debt instrument. As a result of the amounts ascribed to the beneficial conversion feature in the Notes and the Common Stock Warrant issued in connection therewith, the Notes are recorded at a substantial discount, which will be amortized to interest expense over the remaining life of the Notes at December 31, 2005. The carrying value of the Notes at December 31, 2005 was $18.1 million, and the effective interest rate on the Notes was 33.5% over the remaining life of the Notes at that date. If the Notes are retired prior to their June 1, 2008 maturity date, or if additional early repurchases of the Notes are made, the effective interest rate on the carrying value of the remaining Notes will likely change from the rate of 33.5% in effect as of December 31, 2005. We plan to redeem the Notes before June 1, 2006. In connection with this redemption, we estimate that we will record a one-time charge due of approximately $30.0 million due to the accelerated recognition of the debt discount and issuance costs recorded on and associated with the Notes.

Derivative Financial Instruments.   We have adopted a comprehensive fuel hedging program that provides us with flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuel forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge a portion of our anticipated aircraft fuel needs. At December 31, 2005, we had hedged approximately 30% of our anticipated aircraft fuel needs for 2006. We do not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the designation of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness. Such amounts are recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of nonoperating income (loss). We designated the effectiveness of our jet fuel forward contracts based on the changes in fair value attributable to changes in spot prices; the change in fair value related to the changes in the difference between the spot price and the forward price (i.e., the spot-forward difference) are excluded from the assessment of hedge effectiveness. As a result, any changes in the spot-forward difference are immediately recognized into earnings as a component of other nonoperating income (expense). For the year ended December 31, 2005, we recognized $2.5 million in nonoperating income related to spot-forward changes. Derivatives that are not hedges, or for situations where we have not met the stringent documentation requirements of SFAS 133, such derivatives must be adjusted to fair value through earnings. We measure fair value of our derivatives based on quoted values provided by the counterparty. Upon our acquisition of Hawaiian and through August 31, 2005, the documentation requirements for hedge accounting pursuant to SFAS 133 were not met, and therefore changes in the fair value of the jet fuel forward contracts on approximately 40% of our fuel consumption were reported through earnings. As of September 1, 2005, we had completed the required documentation and designated the jet fuel forward contracts as cash flow hedges under SFAS 133.

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

Goodwill and Indefinite-Lived Purchased Intangible Assets.   We review goodwill and purchased intangible assets with indefinite lives, all of which relate to the acquisition of Hawaiian, for impairment annually and/or whenever events or changes in applicable circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the Hawaiian reporting unit is compared to its carrying value. If the fair value of the Hawaiian reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Hawaiian reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Hawaiian reporting unit’s goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions management believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from these estimates. We have reviewed the carrying values of goodwill and the intangible asset associated with the fair value of Hawaiian’s trade name pursuant to the applicable provisions of SFAS No. 142 and have concluded that such carrying values were not impaired as of December 31, 2005.

Frequent Flyer Accounting.   We utilize a number of estimates in accounting for the HawaiianMiles frequent flyer program that are consistent with industry practices. We record a liability for the estimated incremental cost of providing travel awards that includes the costs of fuel, meals and beverages, and certain other passenger traffic related costs, but does not include any costs for aircraft ownership and maintenance. Hawaiian sells mileage credits in the HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized immediately as a reduction in marketing expenses.

Stock Compensation.   We account for stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is at or above the fair market value of the underlying stock on the date of grant. We disclose pro forma information regarding what net loss would have been if we had accounted for option grants using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We estimate the fair value of our stock options using a Black-Scholes-Merton option pricing model. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which replaces SFAS 123, and supersedes APB 25. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities as currently permitted.

We adopted SFAS 123R effective January 1, 2006. It will be effective for all awards granted after that date. For those stock option awards granted prior to January 1, 2006 but for which the vesting period is not complete, we will use the modified prospective transition method permitted by SFAS 123R. Under this method, we will account for such awards on a prospective basis, with expense being recognized in our statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures included in Note 3 to our consolidated financial statements. We will recognize the related compensation cost not previously recognized in the SFAS 123 pro forma disclosures over the remaining vesting period.

We anticipate that the impact on our statement of operations of adopting SFAS 123R for our stock options outstanding at December 31, 2005 will be similar to the pro forma impact of SFAS 123 included in Note 3 to our consolidated financial statements. The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of our stock price and other factors.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., aircraft fuel prices) and to a far lesser degree interest rate risk. We have market sensitive instruments in the forms of financial derivative instruments used to hedge Hawaiian’s exposure to increases in jet fuel prices and a variable interest rate senior credit facility (the outstanding principal balance of which was $20.8 million at

December 31, 2005). We have market risk for the changes in the fair value of our fixed-rate debt resulting from movements in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate its exposure to such adverse changes. Actual results may differ. See the discussion of critical accounting policies above for other information related to these financial instruments.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of Hawaiian’s operating expenses. Fuel costs, inclusive of applicable gains and losses from Hawaiian’s fuel hedging program, represented approximately 25.2% and 19.6%, respectively, of Hawaiian’s total operating expenses for the years ended December 31, 2005 and 2004. Based on gallons expected to be consumed in 2006, for every one-cent increase in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.2 million. We purchase aircraft fuel at prevailing market prices to manage the associated market risk through the execution of a hedging strategy. From time to time, we enter into forward contracts to hedge the financial exposure to fluctuations in the cost of such fuel. During 2004, Hawaiian reinstated its fuel hedging program through the use of heating oil forward contracts traded on the New York Mercantile Exchange (NYMEX) for approximately 45% of the fuel consumption needs for the subsequent 12-month period. Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. As such, the historical correlation between the price of heating oil and jet fuel has been very high, making these derivatives effective in offsetting changes in the cost of aircraft fuel.

Hawaiian’s NYMEX heating oil contracts were liquidated in May 2005, and Hawaiian received cash proceeds of $3.8 million. Since May 2005, Hawaiian has entered into jet fuel forward contracts with a single counterparty. Approximately 45% of its fuel consumption requirements for the succeeding twelve months were hedged. Jet fuel forward contracts are not traded on commodities exchanges due to the limited market for such instruments; however, they tend to have a higher level of effectiveness than do heating oil forward contracts. The fair value of jet fuel forward contracts as of December 31, 2005 related to Hawaiian’s fuel hedging program was $2.4 million, which hedged approximately 30% of its anticipated aircraft fuel needs for 2006. As of March 2006, Hawaiian hedged approximately 59%, 41% and 0% of its second, third and fourth quarter anticipated aircraft fuel needs, respectively. We measure the fair value of the derivative instruments based on quoted values provided by an affiliate of the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices.

Outstanding financial derivative instruments expose the Company to credit loss in the event of nonperformance by the counterparties to the agreements. However, the Company does not expect the sole counterparty to fail to meet its obligations. The credit exposure related to these jet fuel forward contracts is $4.3 million represented by the fair value of contracts with a positive fair value at December 31, 2005.

Interest Rates

The Company’s results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable-rate debt and interest income earned on certain cash deposits and short-term investments). The Company’s debt agreements were entered into on June 1, 2005 and June 2, 2005 and include the issuance of the Senior Credit Facility, Term B Credit Facility and Series A and Series B Subordinated Convertible Notes, the terms of which are discussed in Note 6 to our consolidated financial statements included in this Form 10-K.

At December 31, 2005, we had approximately $106.0 million of fixed rate debt including capital lease obligations of $1.2 million, and $20.8 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and a LIBOR rate that were 7.25% and 3.91%, respectively, on such date. We do not mitigate the exposure on variable-rate debt by entering into interest rate swaps. A change in market interest rates would, therefore, have corresponding positive or negative effects on our earnings and cash flows associated with our floating rate debt and interest-bearing investments because of the variability of these floating-interest rate instruments. For example, a hypothetical 10 percent increase in the Wells Fargo Prime Rate and the LIBOR rate would have decreased our pretax earnings and cash flows associated with these items by $0.2 million annually based on the balances of such variable rate debt as of December 31, 2005.

Market risk for fixed-rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.3 million as of December 31, 2005.

We are also subject to various financial covenants included in the Senior Credit Facility, Term B Credit Facility, our MasterCard/Visa credit card transaction processing agreement and an agreement with an entity that processes the sales of our tickets by travel agencies. Covenants under these agreements include maintenance of sufficient liquidity and cash reserves, minimum net income, minimum EBITDA (generally, earnings before interest, taxes, depreciation and amortization, adjusted for extraordinary non-cash charges and credits) and leverage ratios. If conditions adversely change, and we fail to comply with certain of the covenants set forth in the above agreements, it could reduce the amount of credit and/or cash available under the agreements, increase our costs to keep these agreements intact and/or amend or replace them and, in a worse case scenario, trigger accelerated repayments of the Senior Credit Facility and Term B Credit Facility and cross-defaults of other credit agreements such as our aircraft leases.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 13, 2005, our Audit Committee engaged Ernst & Young LLP (Ernst & Young) to serve as our independent registered public accounting firm. Ernst & Young previously served as the Company’s independent accountants prior to resigning on June 18, 2003. Ernst & Young continued to serve as the independent accountants for Hawaiian for all periods following Ernst & Young’s resignation as the Company’s independent accountants. During Ernst & Young’s audit of the Company’s financial statements for the year ended December 31, 2001, there was a disagreement between the Company and Ernst & Young regarding the accounting for the excise taxes of Hawaiian that were subsequently the subject of a priority tax claim made by the IRS. The Company ultimately agreed to record an accrual for such excise taxes, which resulted in the matter being resolved to the satisfaction of Ernst & Young. Hawaiian continued to accrue for such excise taxes in subsequent periods, and Ernst & Young’s views with respect to such accounting have not changed.

ITEM 9A.         CONTROLS AND PROCEDURES.

As disclosed in our Quarterly Reports on Form 10-Q for the second and third quarters of 2005, our Chief Executive Officer and Chief Financial Officer concluded that we did not have adequate resources within our finance and accounting function and, as a result, our disclosure controls were not effective as of the end of the periods covered by those Quarterly Reports. In light of this conclusion, in preparing our consolidated financial statements included in the Quarterly Reports, we performed additional analyses and other post-closing procedures, and retained third party consultants to provide certain compensating controls and other assistance in certain areas in which we had insufficient internal resources to ensure that our consolidated financial statements included in the Quarterly Reports had been prepared in accordance with U.S. generally accepted accounting principles and that appropriate disclosure had been made in the Quarterly Reports. In addition, we formed an internal control steering committee, retained outside consultants and adopted a detailed project work plan in order to assess the adequacy of our internal control over financial reporting, remediate any control weaknesses that were identified and validate through testing that controls were functioning as documented.

As of the filing of this report, we have completed our assessment of our internal control over financial reporting. However, based on that evaluation, and in connection with the preparation of our consolidated financial statements included in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15e) related to the accounting for our fuel derivatives. Specifically, we determined that the changes in the fair value of certain fuel derivatives designated as fuel hedges, used to manage the risk of changing aircraft fuel prices, were not appropriately recognized into earnings during the fourth quarter as required under U.S. generally accepted accounting principles. We concluded that these errors resulted from the lack of an effective review of the account reconciliations related to our fuel derivatives. We did make the required adjustments in our 2005 financial statements, which increased our fuel and nonoperating expense by $2.2 million. In light of these errors, in preparing our consolidated financial statements included in this Annual Report on Form 10-K, we performed additional reconciliations and other post-closing procedures to ensure the consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for each of the periods presented.

During the first quarter of 2006, we will further review the process and internal controls related to the accounting for fuel hedging instruments and transactions, including the development of a derivatives checklist, to ensure the design and operating effectiveness of our internal controls meet financial reporting requirements. In addition, we will establish an ongoing training process to ensure that personnel executing these controls do so consistently and effectively, and that they maintain adequate knowledge about the accounting requirements for derivative financial instruments. We will continue to monitor the effectiveness of these processes, procedures and controls, and will make further changes as deemed appropriate.

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is completely and accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of December 31, 2005, we carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. As a result of the material weakness described herein, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15e under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 was conducted. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting, due to a material weakness associated with our accounting for fuel derivative financial instruments, as described below.

We determined that the changes in the fair value of certain derivative financial instruments used to manage the risk of changing aircraft fuel prices, were not appropriately recognized into earnings during the fourth quarter of 2005 as required under U.S. generally accepted accounting principles. We concluded that these errors resulted from the lack of an effective review of the account reconciliations related to our fuel derivative financial instruments. We did make the required adjustments to increase fuel expense and nonoperating expense to correct this error.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

During the fourth quarter, numerous internal controls were remediated and instituted to provide greater assurance of prevention and/or detection of misstatements of amounts recorded, processed, summarized and reported in the financial statements included herein. As a part of the remediation effort, we reviewed and increased our staffing levels to increase the effectiveness of the Accounting and Finance Departments. We also contracted professional advisors to assist in the establishment and remediation of appropriate controls and processes, and to provide guidance with technical accounting issues, for which we may not have had subject matter experts. These changes have materially affected our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited management’s assessment, included in the section of Item 9A entitled Management’s Report on Internal Control over Financial Reporting, that Hawaiian Holdings, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness due to ineffective controls over the accounting for the Company’s fuel derivative financial instruments, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the controls over the accounting for fuel derivative financial instruments were ineffective, resulting in the inappropriate recognition in earnings of the changes in the fair value of certain fuel derivatives during the fourth quarter of 2005. This deficiency resulted in an adjustment recorded by the Company in its consolidated financial statements for the year ended December 31, 2005 to increase fuel expense and nonoperating expense. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 17, 2006 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii
March 17, 2006

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 11.             EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 12.             SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2006.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2006.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                                     Financial Statements and Financial Statement Schedules:

(1)          Financial Statements of Hawaiian Holdings, Inc.

i.                    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.                Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003.

iii.            Consolidated Balance Sheets, December 31, 2005 and 2004.

iv.              Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Loss for the Years ended December 31, 2005, 2004 and 2003.

v.                  Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003.

vi.              Notes to Consolidated Financial Statements.

(2)          Financial Statements of Hawaiian Airlines, Inc.

i.                    Report of Ernst & Young LLP, Report of Independent Auditors.

ii.                Statements of Operations for the Period January 1, 2005 through June 1, 2005, and the Years ended December 31, 2004 and 2003.

iii.            Balance Sheets, June 1, 2005 and December 31, 2004.

iv.              Statements of Shareholders’ Deficiency and Comprehensive Loss for the Period January 1, 2005 through June 1, 2005, and the Years ended December 31, 2004 and 2003.

v.                  Statements of Cash Flows for the Period January 1, 2005 through June 1, 2005, and the Years ended December 31, 2004 and 2003.

vi.              Notes to Financial Statements.

(3)          Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.

(4)          Schedule of Valuation and Qualifying Accounts of Hawaiian Airlines, Inc.

The information required by Schedule I, “Condensed Financial Information of Registrant” has been provided in Note 15 to our consolidated financial statements. All other schedules have been omitted because they are not required.

(b)          Exhibits:

2.1

Third Amended Joint Plan of Reorganization of Joshua Gotbaum, as Chapter 11 Trustee for Hawaiian Airlines, Inc., the Official Committee of Unsecured Creditors, HHIC, Inc., Hawaiian Holdings, Inc., and RC Aviation, LLC, dated as of March 11, 2005 (filed as Exhibit 2.01 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

2.2

Order Confirming Third Amended Joint Plan of Joshua Gotbaum, as Chapter 11 Trustee for Hawaiian Airlines, The Official Committee of Unsecured Creditors, HHIC, Inc., the Company and RC Aviation, dated as of March 11, 2005, as amended (filed as Exhibit 2.02 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended Bylaws of Hawaiian Holdings, Inc. (filed as Exhibit 3.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.1

Lease Agreement N475HA, dated February 28, 2001, between Wells Fargo Bank Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft (filed as Exhibit 1.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof). Hawaiian Airlines, Inc. also entered into a Lease Agreement N476HA, dated March 14, 2001 between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., and a Lease Agreement N477HA, dated April 20, 2001, a Lease Agreement N478HA, dated May 24, 2001, a Lease Agreement N479HA, dated June 21, 2001, a Lease Agreement N480HA, a Lease Agreement N481HA, dated July 26, 2001, a Lease Agreement N482HA, dated August 13, 2001, a Lease Agreement N483HA, dated August 27, 2001, a Lease Agreement N484HA, dated September 12, 2001, a Lease Agreement N485HA, dated October 29, 2001, a Lease Agreement N486HA, dated November 20, 2001, and a Lease Agreement N487HA, dated December 20, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.2

Amendment No. 1 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof). Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 1 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 1 to Lease Agreement N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment pursuant to Rule 24b-2. Pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*

10.3

Amendment No. 2 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 2 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank, Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 2 to Lease Agreement N475HA, except with respect to the aircraft information and delivery dates. Pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*

10.4

Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc., for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28140 (filed as Exhibit 1.3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 14, 2001 in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28141, and a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28139, which lease agreements are substantially identical to Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.5

Amendment to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., amending that certain Lease Agreement, dated June 8, 2001, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28140 (filed as Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof). Hawaiian Airlines, Inc. has also entered into Amended Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28139, and Amended Lease Agreement, dated as of May 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28141, which amended lease agreements are substantially identical to Amended Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which the Company has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.6

Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof) (Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33423, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33424, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

10.7

Amendment No. 1 to Lease Agreement, dated November 6, 2002, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33421 (filed as Exhibit 10.4 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer’s Serial Number 33422, Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer’s Serial Number 33423, and Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33421, except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.8

Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33421 (filed as Exhibit 10.5 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer’s Serial Number 33422, Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer’s Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which the Company has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.9

Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24257 (filed as Exhibit 1.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.10

Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 24257 (filed as Exhibit 10.6 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.11

Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been requested pursuant to Rule 24b-2 for certain portions thereof). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.12

Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426) (filed as Exhibit 10.7 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer’s Serial Number 33427 (originally 33467) and Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer’s Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.13

Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426) (filed as Exhibit 10.8 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain provisions thereof). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33427 (originally 33467) and Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33466, except with respect to aircraft information, delivery dates and certain other information as to which the Company has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.14

Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426) (filed as Exhibit 10.9 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33427 (originally 33467) and Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.15

Amended and Restated Stockholders Agreement, dated as of August 29, 2002, by and among Hawaiian Holdings, Inc., AIP, LLC, Air Line Pilots Association, Hawaiian Master Executive Council, Association of Flight Attendants and the International Association of Machinists and Aerospace Workers (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).*

10.16	Registration Rights Agreement, dated as of August 29, 2002, between Hawaiian Holdings, Inc. and AIP, LLC (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*
10.17	Hawaiian Holdings, Inc. 1994 Stock Option Plan, as amended (filed as Exhibit 4.1 to the Registration Statement on Form S-8 filed by Hawaiian Airlines, Inc. on November 15, 1995).*+
10.18	Hawaiian Holdings, Inc. 1996 Stock Incentive Plan, as amended (filed as Exhibit 4.12 to Amendment No. 1 to the Registration Statement on Form S-2 filed by Hawaiian Airlines, Inc. on July 12, 1996).*+
10.19	Hawaiian Holdings, Inc. 1996 Non-employee Director Stock Option Plan, as amended (filed as Exhibit 10-N to the Form 10-K filed by Hawaiian Airlines, Inc. on March 31, 1997).*+

10.20	Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on July 14, 2005).*+
10.21	Hawaiian Airlines, Inc. Stock Bonus Plan (filed as Exhibit 4.1 to the Form S-8 filed by Hawaiian Holdings, Inc. on August 19, 2005).*+
10.22	Employment Agreement, dated as of August 18, 2005, between the Company and Mark B. Dunkerley (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 19, 2005).*+
10.23

Employment Agreement, dated as of March 29, 2005, between Hawaiian Airlines, Inc. and David Z. Arakawa (filed as Exhibit 10.24 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*+

10.24	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram.+
10.25

Stock Purchase Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 2 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*

10.26

Stockholders Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 3 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*

10.27

Stock Purchase Agreement, dated July 26, 2004, by and between Hawaiian Holdings, Inc. and Donald J. Carty (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.28

Restructuring Support Agreement, dated as of August 26, 2004, by and among Joshua Gotbaum as Trustee, Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.29

Stock Purchase Agreement, dated December 8, 2004, by and between Hawaiian Holdings, Inc. and the Investors Signatory thereto (filed as Exhibit 10.1 to the Form 8-K/A by Hawaiian Holdings, Inc. on December 10, 2004.)*

10.30

Mutual Release, dated as of December 30, 2004, by and among Hawaiian Holdings, Inc., RC Aviation, LLC, RC Aviation Management, LLC, John Adams, Smith Management LLC, AIP, LLC, and AIP, LLC’s functional predecessor, Airline Investors Partnership, L.P. (filed as Exhibit 10.46 to the Form 10-K for the year ended December 31, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.31

Amended and Restated Stockholders Agreement, dated as of December 30, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 10.1 to the Amendment No. 11 to Schedule 13D filed by AIP, LLC and Jeffrey A. Smith on January 12, 2005).*

10.32

Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.08 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*

10.33

Amendment No. 1 to Credit Agreement, dated August 19, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.33 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*

10.34

Amendment No. 2 to Credit Agreement, dated September 8, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.34 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*

10.35

Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.36

Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.37

General Continuing Guaranty, dated June 2, 2005, by Hawaiian Holdings, Inc. in favor of Wells Fargo Foothill, Inc. (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.38

Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Canyon Capital Advisors, LLC (filed as Exhibit 10.12 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*

10.39

General Continuing Guaranty, dated June 2, 2005, executed and delivered by Hawaiian Holdings, Inc. in favor of Canyon Capital Advisors LLC (filed as Exhibit 10.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.40	Note Purchase Agreement, dated June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.9 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.41	Form of Series A Subordinated Convertible Note (filed as Exhibit 10.10 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.42	Form of Series B Subordinated Convertible Note (filed as Exhibit 10.11 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.43

Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.44	Warrant, dated November 17, 2005, granted to RC Aviation, LLC to purchase the Common Stock of Hawaiian Holdings, Inc.
10.45

Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing
767-332 aircraft bearing manufacturer’s serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL.

10.46

Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer’s serial number 23276 and FAA registration number N117DL.

10.47

Amendment Number Three to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.48

Amendment Number One to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Canyon Capital Advisors, LLC, Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.49

Form of Warrant, dated March 13, 2006, to purchase the Common Stock of Hawaiian Holdings, Inc., granted to Term B lenders or their affiliates and immediately exercisable (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.50

Form of Warrant, dated March 13, 2006, to purchase the Common Stock of Hawaiian Holdings, Inc., granted to Term B lenders or their affiliates and not exercisable unless and until there has been a triggering event (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.51

Registration Rights Agreement, dated as of March 13, 2006, by and among Hawaiian Holdings, Inc. and the Holders party thereto (filed as Exhibit 10.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

14.1	Code of Ethics
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+                These exhibits relate to management contracts or compensatory plans or arrangements.

*                    Previously filed; incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
March 22, 2006	By	/s/ PETER R. INGRAM
Peter R. Ingram
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2006.

SIGNATURE	TITLE
/s/ MARK B. DUNKERLEY	President and Chief Executive Officer, and Director
Mark B. Dunkerley	(Principal Executive Officer)
/s/ PETER R. INGRAM	Chief Financial Officer and Treasurer
Peter R. Ingram	(Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD	Chairman of the Board of Directors
Lawrence S. Hershfield
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ GREGORY S. ANDERSON	Director
Gregory S. Anderson
/s/ DONALD J. CARTY	Director
Donald J. Carty
/s/ BERT T. KOBAYASHI, JR.	Director
Bert T. Kobayashi, Jr.
/s/ THOMAS B. FARGO	Director
Thomas B. Fargo
/s/ ERIC C.W. NICOLAI	Director
Eric C.W. Nicolai
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hawaiian Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2006, expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii
March 17, 2006

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2005, 2004 and 2003

	Year ended December 31,
	2005(*)	2004(**)	2003(***)
	(in thousands, except per share data)
Operating Revenue:
Passenger	$458,117	$—	$133,687
Charter	6,017	—	11,832
Cargo	19,252	—	5,619
Other	20,937	—	5,926
Total	504,323	—	157,064
Operating Expenses:
Wages and benefits	134,335	—	55,217
Aircraft fuel, including taxes and oil	131,426	—	25,716
Aircraft rent	63,392	—	29,502
Maintenance materials and repairs	33,327	—	15,573
Depreciation and amortization	15,937	—	1,813
Other rentals and landing fees	14,182	—	6,146
Sales commissions	4,341	—	1,096
Other	105,353	7,266	37,094
Total	502,293	7,266	172,157
Operating Income (Loss)	2,030	(7,266)	(15,093)
Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(13,244)	—	—
Interest income	4,658	4	54
Reorganization items, net	—	—	(1,773)
Other, net	17,030	—	(186)
Total	8,444	4	(1,905)
Income (Loss) Before Income Taxes	10,474	(7,262)	(16,998)
Income tax expense	22,840	—	—
Net Loss	$(12,366)	$(7,262)	$(16,998)
Net Loss Per Common Stock Share:
Basic	$(0.31)	$(0.24)	$(0.60)
Diluted	$(0.31)	$(0.24)	$(0.60)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	39,250	29,651	28,435
Diluted	39,250	29,651	28,435

(*)                          Includes the deconsolidated results of operations of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through December 31, 2005.

(**)                    Includes only the deconsolidated results of operations of Hawaiian Holdings, Inc. for the entire period presented.

(***)              Includes the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from January 1, 2003 through March 31, 2003, and the deconsolidated results of operations of Hawaiian Holdings, Inc. from April 1, 2003 through December 31, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31,
	2005(*)	2004(**)
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$153,388	$2,169
Restricted cash	53,420	500
Accounts receivable, net of allowance for doubtful accounts of $912 as of December 31, 2005	35,278	—
Spare parts and supplies, net	14,578	—
Deferred income taxes	9,269	—
Prepaid expenses and other	21,673	175
Total	287,606	2,844
Property and equipment, net
Flight equipment	14,494	—
Other property and equipment	42,534	—
	57,028	—
Less accumulated depreciation and amortization	(5,751)	—
Total	51,277	—
Other Assets:
Long-term prepayments and other	29,253	—
Intangible assets, net	191,205	—
Goodwill	107,179	—
Total Assets	$666,520	$2,844
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable	$39,089	$593
Air traffic liability	162,638	—
Other accrued liabilities	62,969	763
Current maturities of long-term debt and capital lease obligations	13,064	—
Due to related parties	—	1,478
Total	277,760	2,834
Long-Term Debt and Capital Lease Obligations	77,576	—
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	196,831	—
Other liabilities and deferred credits	57,017	—
Deferred income taxes	9,269	—
Losses in excess of investment in Hawaiian Airlines, Inc	—	61,302
Total	263,117	61,302
Commitments and Contingent Liabilities
Shareholders’ Equity (Deficiency):
Special preferred stock, three shares outstanding at December 31, 2005 and 2004, respectively	—	—
Common stock, 45,349,100 shares and 30,751,227 shares outstanding at December 31, 2005 and 2004, respectively	453	307
Capital in excess of par value	203,479	69,756
Accumulated deficit	(143,721)	(131,355)
Accumulated other comprehensive loss:
Loss on hedge instruments	(12,144)	—
Total	48,067	(61,292)
Total Liabilities and Shareholders’ Equity (Deficiency)	$666,520	$2,844

(*)             Includes the consolidated balance sheets of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

(**)       Includes only the deconsolidated balance sheet of Hawaiian Holdings, Inc.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Loss
For the Years ended December 31, 2005, 2004 and 2003

		Special		Notes Receivable From		Accumulated
		Preferred	Capital In	Sales of		Other
	Common	Stock	Excess of	Common	Accumulated	Comprehensive
	Stock(*)	(**)	Par Value	Stock	Deficit	Loss	Total
	(in thousands, except share data)
Balance at December 31, 2002	$284	$—	$59,935	$(1,560)	$(107,095)	$(94,174)	$(142,610)
Net loss	—	—	—	—	(16,998)	—	(16,998)
Reclassification adjustment for gains included in net loss on hedge instruments	—	—	—	—	—	(1,718)	(1,718)
Comprehensive loss							(18,716)
Distribution of 105,776 shares to Pilots’ 401(k) Plan	1	—	142	—	—	—	143
Deconsolidation of Hawaiian Airlines, Inc	—	—	—	1,560	—	95,892	97,452
Balance at December 31, 2003	285	—	60,077	—	(124,093)	—	(63,731)
Net and comprehensive loss	—	—	—	—	(7,262)	—	(7,262)
Issuance of 1,001,062 shares	10	—	5,572	—	—	—	5,582
Exercise of options to acquire 1,294,000 shares	12	—	4,107	—	—	—	4,119
Cancellation of four shares of Series A Preferred Stock	—	—	—	—	—	—	—
Balance at December 31, 2004	307	—	69,756	—	(131,355)	—	(61,292)
Net loss	—	—	—	—	(12,366)	—	(12,366)
Unrealized loss on hedge instruments	—	—	—	—	—	(12,144)	(12,144)
Comprehensive loss							(24,510)
Issuance of 14,123,873 shares pursuant to the Joint Plan	141	—	91,664	—	—	—	91,805
Intrinsic value of beneficial conversion feature of subordinated convertible notes	—	—	27,750	—	—	—	27,750
Fair value of warrants issued with subordinated convertible notes	—	—	13,540	—	—	—	13,540
Repurchases of warrants issued with subordinated convertible notes	—	—	(902)	—	—	—	(902)
Non-employee stock option compensation	—	—	356	—	—	—	356
Exercise of options to acquire 474,000 shares	5	—	1,208	—	—	—	1,213
Tax benefit from exercise of stock options	—	—	107	—	—	—	107
Balance at December 31, 2005	$453	$—	$203,479	$—	$(143,721)	$(12,144)	$48,067

(*)             Common Stock—$0.01 par value; 118,000,000 shares and 60,000,000 authorized as of December 31, 2005 and 2004, respectively.

(**)       Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2005 and 2004.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2005, 2004 and 2003

	Year ended December 31,
	2005(*)	2004(**)	2003(***)
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(12,366)	$(7,262)	$(16,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities before reorganization activities:
Amortization of intangible assets	13,936	—	—
Depreciation and amortization of property and equipment	5,794	—	1,813
Deferred income taxes	24,865	—	—
Stock compensation	4,396	—	—
Loss on repurchase of subordinated convertible notes	4,223	—	—
Amortization of debt discounts and issuance costs	3,771	—	—
Pension and postretirement benefit cost	7,337	—	642
Other, net	(2,226)	—	(21)
Changes in operating assets and liabilities:
Restricted cash	4,528	—	(13,710)
Accounts receivable	21,214	—	(3,604)
Spare parts and supplies	(3,087)	—	(754)
Prepaid expenses and other current assets	(2,788)	(100)	(3,000)
Accounts payable	(9,026)	(178)	(7,080)
Air traffic liability	9,709	—	3,136
Other accrued liabilities	(4,264)	289	518
Other assets and liabilities, net	(8,090)	(282)	2,843
Net cash provided by (used in) operating activities before reorganization activities	57,926	(7,533)	(36,215)
Cash Flows From Reorganization Activities:
Fees paid for professional services rendered in connection with bankruptcy proceedings	—	—	(1,773)
Net cash used in reorganization activities	—	—	(1,773)
Net cash provided by (used in) operating activities	57,926	(7,533)	(37,988)
Cash Flows From Investing Activities:
Acquisition of Hawaiian Airlines, Inc	113,685	—	—
Additions to property and equipment	(7,374)	—	(2,576)
Net cash provided by (used in) investing activities	106,311	—	(2,576)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	9,701	—
Proceeds from exercise of stock options	1,212	—	—
Repayments of long-term debt and capital lease obligations	(6,508)	—	(743)
Repurchase of subordinated convertible notes and warrants	(7,722)	—	—
Net cash provided by (used in) financing activities	(13,018)	9,701	(743)
Net impact on cash of Hawaiian Airlines, Inc. deconsolidation	—	—	(30,600)
Net increase (decrease) in cash and cash equivalents	151,219	2,168	(71,907)
Cash and cash equivalents—Beginning of Period	2,169	1	71,908
Cash and cash equivalents—End of Period	$153,388	$2,169	$1

(*)                          Includes the deconsolidated cash flows of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through December 31, 2005.

(**)                    Includes only the deconsolidated cash flows of Hawaiian Holdings, Inc. for the entire period presented.

(***)     Includes the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from January 1, 2003 through March 31, 2003, and the deconsolidated cash flows of Hawaiian Holdings, Inc. from April 1, 2003 through December 31, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements

1.                 Business and Organization

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the total number of miles flown by revenue passengers in 2005, was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to eight Western United States cities (Transpacific). Hawaiian also provides daily direct service to four of the six major islands and directly through an arrangement with Island Air to two of the six major islands of the State of Hawaii (Interisland) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (South Pacific) and Sydney, Australia. Charter service is also provided from Honolulu to Anchorage, Alaska (Charter). Hawaiian operates a fleet of 11 Boeing 717-200 aircraft for its Interisland routes, and a fleet of 14 Boeing 767-300ER aircraft for its Transpacific, South Pacific and Charter routes.

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

2.                 Hawaiian’s Bankruptcy and Reorganization

On March 21, 2003 (the Petition Date), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). The Company did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and operate Hawaiian, which thereafter operated its business under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy (the Effective Date).

On March 11, 2005, the Company, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, a wholly-owned subsidiary of the Company formerly known as HHIC, Inc. (HHIC), a Delaware corporation, and RC Aviation, LLC (RC Aviation), which is currently the Company’s largest shareholder, sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian with and into HHIC, with HHIC being the surviving entity and renamed Hawaiian Airlines, Inc., a Delaware corporation. As used hereinafter in this report, the term “Hawaiian” refers to the predecessor

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

company for all periods prior to the merger with HHIC, and the successor company for all periods subsequent to the merger with HHIC. The Company retained its 100% equity interest in Hawaiian; however, in connection with the Joint Plan, the Company issued shares of its common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of its common shareholders.

The following table summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Long-Term Obligations	Common Stock
Unclassified	Unsecured Priority Tax Claims	In cash, paid in 24 equal quarterly installments.	$1.2	$29.5	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	31.7	—	—
Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of the Company based on a stock value of $6.16 per share, and subordinated convertible notes of the Company.	27.0	60.0	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—
Class 7 (Impaired/ Unimpaired)	Equity Interests	Holders of equity interests in Hawaiian retained their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, the Company was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of the Company’s common shareholders.	—	—	—
		Total	$63.0	$90.7	$87.0

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Joint Plan was financed through the issuance of approximately 14.1 million shares of the Company’s common stock to the holders of aircraft lease related claims, a $50.0 million senior secured credit facility of Hawaiian, a $25.0 million junior secured term loan of Hawaiian and a private placement by the Company of $60.0 million in subordinated convertible notes (collectively, the Exit Financing Transactions), as discussed further in Note 6.

3.      Summary of Significant Accounting Policies

Basis of Presentation

Prior to Hawaiian’s bankruptcy, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards (SFAS) No. 94, “Consolidation of All Majority-Owned Subsidiaries”, because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. Following the Petition Date, the Company expected to regain full control of Hawaiian in a short period of time. The Company had renegotiated the collective bargaining agreements with Hawaiian’s pilots, mechanics, and flight attendants prior to the Chapter 11 filing, Hawaiian had minimal secured debt or other secured non-aircraft claims, and management believed Hawaiian’s operating leases could be renegotiated quickly through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have a common board of directors and common management. As a result of the above, the Company continued to consolidate Hawaiian through March 31, 2003. However, the filing of a motion seeking the appointment of a bankruptcy trustee created significant uncertainty regarding the Company’s ability to facilitate a timely reorganization of and to regain full control of Hawaiian, which uncertainty was confirmed on May 16, 2003 by the Bankruptcy Court’s issuance of an order appointing a bankruptcy trustee to manage and operate Hawaiian’s business. As a result of the appointment of the bankruptcy trustee, effective April 1, 2003, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting until the Company regained control of Hawaiian on June 2, 2005. The Company accounted for Hawaiian’s emergence from bankruptcy as a business combination, with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair values as of June 2, 2005, and the results of operations of Hawaiian included in the Company’s consolidated results of operations since June 2, 2005.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Summary Financial Information of Hawaiian Airlines

Hawaiian is a predecessor of the Company, as defined in Rule 405 of Regulation C under the Securities Act, and as a result separate financial statements of Hawaiian, prepared in accordance with Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC), up until the point at which Hawaiian was reacquired by the Company, are included in this Annual Report on Form 10-K. Summary financial information of Hawaiian, up until the point at which it emerged from bankruptcy and was reacquired by the Company, is presented below.

	Period January 1, 2005 through	Year ended December 31,
	June 1, 2005	2004	2003
	(in thousands)
Operating revenue	$321,150	$763,965	$706,145
Operating expenses	309,080	692,882	628,667
Operating income	12,070	71,083	77,478
Reorganization items, net	887	(129,520)	(115,063)
Other nonoperating income (expense)	2,909	(187)	1,016
Income (loss) before income tax expense	15,866	(58,624)	(36,569)
Income tax expense	18,572	16,816	12,944
Net loss	$(2,706)	$(75,440)	$(49,513)

Hawaiian’s financial statements, from which the above summarized financial information was derived, were prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), and on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian’s reorganization and restructuring are reported separately as reorganization items in its statements of operations. Hawaiian’s financial statements do not give effect to any adjustments to the carrying values of the assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of the Joint Plan.

Cash Equivalents

The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

At December 31, 2005, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided). At December 31, 2004, restricted cash consisted of an amount encumbered under a lien asserted by the Pension Benefit Guarantee Corporation, which lien was released upon consummation of the Joint Plan on June 2, 2005.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Aircraft maintenance and repairs are charged to operations as incurred, except for charges for maintenance and repairs incurred under power-by-the-hour maintenance contracts that are accrued and expensed based on hours flown. Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable.

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

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating partners such as hotels, car rental agencies and credit card companies. Revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized immediately as a reduction in other operating expenses.

Components of other operating revenue include ticket change fees, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies and other incidental sales that are recognized as revenue when the related goods and services are provided.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Sales Commissions

Commissions from the sales of passenger and cargo traffic are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying December 31, 2005 balance sheet.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $4.9 million and $2.1 million, respectively, during those periods in the years ended December 31, 2005 and 2003 in which the Company consolidated Hawaiian.

Basic Earnings Per Share

Net income or loss per share is reported in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Under Emerging Issues Task Force (EITF) Consensus 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings Per Share”, warrants that participate in dividends and/or distributions as if they were common stock are considered participating securities. Therefore, the Company is required to use the two-class method shown below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss	$(12,366)	$(7,262)	$(16,998)
Less: amount allocated to participating warrants	210	—	—
Net loss available to common shareholders—Basic	(12,156)	(7,262)	(16,998)
Weighted average common shares outstanding	39,250	29,651	28,435
Basic loss per share	$(0.31)	$(0.24)	$(0.60)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Diluted Earnings Per Share

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock, and the if-converted method for the assumed conversion of convertible debt (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003
Net loss	$(12,366)	$(7,262)	$(16,998)
Less: amount allocated to participating warrants	210	—	—
Add: interest due to assumed exercise of convertible notes	—	—	—
Net loss available to common shareholders—Diluted	(12,156)	(7,262)	(16,998)
Weighted average common shares outstanding	39,250	29,651	28,435
Assumed exercise of stock options	—	—	—
Assumed exercise of convertible notes	—	—	—
Adjusted weighted average shares—Diluted	39,250	29,651	28,435
Diluted loss per share	$(0.31)	$(0.24)	$(0.60)

Approximately 2.8 million, 1.5 million and 3.1 million of options to purchase shares of the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004, and 2003, respectively, because the options’ exercise price was greater than the average market price of the common shares or the effect of including the options would have been antidilutive. In addition, 3.9 million and 7.7 million potential common shares related to common stock warrants and convertible debt securities, respectively, were excluded from the computation of diluted earnings per share for the year ended December 31, 2005, because they were antidilutive.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company has adopted the pro forma disclosure features of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. As required by SFAS 123, pro forma information regarding net loss has been determined as if the Company accounted for granted employee stock options using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effects on net loss for the years ended December 31, 2005, 2004 and 2003 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123. The fair values for the stock options were estimated at the dates the options were granted using the Black-Scholes-Merton option pricing model (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003
Net loss—as reported	$(12,366)	$(7,262)	$(16,998)
Less: stock-based employee compensation expense determined under the fair value method for all grants, net of tax	667	318	376
Pro forma net loss	$(13,033)	$(7,580)	$(17,374)
Basic and diluted loss per share
As reported	$(0.31)	$(0.24)	$(0.60)
Pro forma	$(0.33)	$(0.26)	$(0.61)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. Also, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, in that the tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than as operating activities. SFAS 123R became effective for the Company on January 1, 2006.

For those stock option awards granted prior to January 1, 2006, but for which the vesting period is not complete, the Company will use the modified prospective transition method permitted by SFAS 123R. Under this method, the Company will account for such awards on a prospective basis, with expense being recognized in the statement of operations beginning in the first quarter of 2006 using the grant-date fair values previously calculated for our SFAS 123 pro forma disclosures presented above. The Company will recognize the related compensation cost not previously recognized in the SFAS 123 pro forma disclosures over the remaining vesting period. For options granted subsequent to January 1, 2006, the Company will continue to estimate their fair value using the Black-Scholes-Merton option pricing model and recognize compensation cost over the service period. The Company anticipates that the impact on the statement of operations of adopting SFAS 123R for stock options outstanding at December 31, 2005 will be similar to the pro forma impact of SFAS 123 presented above. The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of the Company’s stock price and other factors.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain amounts for the prior years’ periods were reclassified to conform to the 2005 periods’ presentation.

4.   Business Combination

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

Under the Joint Plan, holders of lease-related claims received full payment of their approved claims in a combination of cash, common stock of the Company, and subordinated convertible notes issued by the Company, as is discussed in Note 6. Holders of other claims received full payment of their claims in cash. On the Effective Date, the Company issued approximately 14.1 million shares of common stock pursuant to the Joint Plan. In accordance with EITF Consensus 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the common stock was valued at $6.50 per share for accounting purposes. This price represents the average closing price per share for the five-day period prior to and including November 2, 2004, the date upon which the number of shares of the Company’s common stock issued under the Joint Plan was finalized. The Company’s total purchase price for Hawaiian was as follows (in thousands):

Common stock	$91,805
Issuance of subordinated convertible notes	60,000
Cash payments made to holders of claims against Hawaiian	48,257
Accruals for estimated unpaid claims	18,246
Total estimated purchase price	$218,308

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The reacquisition of Hawaiian was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (SFAS 141). Accordingly, the total purchase price was allocated to the net tangible and intangible assets of Hawaiian based on their fair values as of the date of acquisition. The following table summarizes the fair values initially allocated to Hawaiian’s assets and liabilities at the date of acquisition, which fair values were determined by management with the assistance of independent valuation specialists for certain of the significant acquired assets and assumed liabilities (in thousands).

Assets
Cash and cash equivalents	$113,685
Restricted cash	57,448
Accounts receivable	51,433
Spare parts and supplies	13,130
Deferred taxes, net	13,576
Prepaid expenses and other	30,984
Property and equipment	49,530
Long-term prepayments and other	24,928
Intangible assets	205,560
Goodwill	105,823
Liabilities
Accounts payable	$47,623
Air traffic liability	152,929
Accrued liabilities	47,013
Debt and capital lease obligations	78,352
Accumulated pension and other postretirement benefit obligations	200,777
Other liabilities	50,321

Of the total estimated purchase price, $192.1 million was ultimately allocated to amortizable intangible assets, and $13.0 million was allocated to intangible assets with indefinite lives. The Company ultimately recorded $107.2 million of goodwill representing the estimated purchase price in excess of the fair value of the tangible and intangible assets acquired and the liabilities assumed. Intangible assets with indefinite lives consist of the estimated fair value allocated to the Hawaiian Airlines trade name, which was determined to have an indefinite useful life due to several factors and considerations, including the length of time that the Hawaiian Airlines trade name has been in use, the Hawaiian Airlines brand awareness and market position, and the assumed continued use of the Hawaiian Airlines trade name. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), goodwill and intangible assets with indefinite lives are not amortized, but will be tested for impairment at least annually using a “two-step process.” The first step of the test is to identify a potential impairment. The second step of the test is measure the amount of the impairment loss, if required, at fair value. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of SFAS No. 142 and has concluded that as of December 31, 2005 such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge for the fair value amount of the impairment during

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

the quarter in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

The difference between the $107.2 million carrying value of goodwill as of December 31, 2005 and the $105.8 million of goodwill recorded at June 2, 2005 is due to net adjustments resulting from the finalization of appraisals done by independent valuation specialists of certain of the assets acquired and liabilities assumed by the Company (preliminary appraisals of such assets and liabilities had been used to initially record such assets and liabilities), and the recognition of certain contingent assets and liabilities.

The following table summarizes the fair values of intangible assets recorded as of June 2, 2005, their net carrying values as of December 31, 2005, and the useful lives assigned to each asset (in thousands).

	Fair value at	Accumulated		Approximate
	acquisition	amortization	Net book value	useful life (years)
Frequent flyer program—marketing relationships	$119,900	$(9,324)	$110,576	7.5
Favorable aircraft and engine leases	38,181	(3,037)	35,144	8.5	(*)
Favorable aircraft maintenance contracts	18,200	(756)	17,444	14	(*)
Frequent flyer program—customer relations	12,200	(644)	11,556	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(175)	3,485	12
Total intangible assets	$205,141	$(13,936)	$191,205

(*)          Weighted average based on fair values and estimated useful lives as of June 2, 2005. The range of useful lives was from approximately 16 years for a favorable aircraft lease to approximately six years for a favorable aircraft maintenance contract.

Amortization expense related to the above intangible assets was $13.9 million for the period June 2, 2005 through December 31, 2005. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying consolidated statement of operations for the year ended December 31, 2005. The estimated future amortization expense as of December 31, 2005 of the intangible assets subject to amortization is as follows (in thousands):

2006	$23,887
2007	23,887
2008	23,887
2009	23,887
2010	23,887
Thereafter	58,770
$178,205

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table presents pro forma financial information as if the business combination had occurred on January 1, 2005 and 2004 (in thousands, except per share data).

	Year ended December 31,
	2005	2004
Operating revenue	$818,013	$750,381
Operating income (loss)	(137)	30,198
Income (loss) before income taxes	6,512	13,968
Net loss	(26,969)	(34,794)
Net Loss Per Common Stock Share:
Basic and diluted	$(0.59)	$(0.78)
Weighted Average Number of Common Stock Shares Outstanding:
Basic and diluted	45,856	44,663

5.   Financial Instruments and Fuel Risk Management

Financial Instruments

The fair value of the Company’s debt with a carrying value of $89.5 million at December 31, 2005 was approximately $111.4 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated incremental rate of borrowing for similar liabilities as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company has adopted a comprehensive fuel hedging program that provides it with flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuel forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge a portion of Hawaiian's anticipated aircraft fuel needs. The Company does not hold or issue derivative financial instruments for trading purposes. The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from the use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments.

As of June 2, 2005, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 45% of its fuel requirements for the subsequent 12-month period. Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.61 to $2.17 a gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts of $4.7 million was recorded in prepaid expenses upon the Company’s acquisition of Hawaiian.

From June 2, 2005 until August 31, 2005, the jet fuel forward contracts did not qualify as hedges under SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (SFAS 133), because the

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Company did not have the required documentation during that period. As a result, the increase in the fair value of the jet fuel forward contracts during the period June 2, 2005 through August 31, 2005 of $14.5 million, consisting of both realized and unrealized gains, was recorded as a component of other nonoperating income.

As of September 1, 2005, the Company completed its required documentation and designated the effectiveness of their jet fuel forward contracts based on the changes in fair value attributable to changes in spot prices; the change in fair value related to the changes in the difference between the spot price and the forward price (i.e., the spot-forward difference) are excluded from the assessment of hedge effectiveness. Under SFAS 133, the jet fuel forward contracts are recorded at fair value, with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is consumed. Any ineffective portion of a change in fair value is immediately recognized into earnings as a component of other nonoperating income (expense). For the year ended December 31, 2005, the Company recognized no hedge ineffectiveness, and a $2.5 million nonoperating gain related to spot-forward changes. Realized losses of $4.2 million were recognized as a component of fuel expense for the year ended December 31, 2005. Realized losses of $0.9 million and unrealized losses of $11.3 million were deferred as a component of accumulated other comprehensive loss on the balance sheet as of December 31, 2005. The fair value of the jet fuel forward contracts of $2.4 million, based on quoted values provided by the counterparty, was recorded in prepaid expenses and other as of December 31, 2005.

The Company does not require collateral or other security to support its derivative financial instruments. Therefore, the Company is exposed to credit risks to the extent of the positive fair value of its jet fuel forward contracts in the event the counterparty fails to meet its obligations; however, the Company does not expect this counterparty to fail to meet its obligations.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

6.                 Debt and Common Stock Warrant

Long-term debt as of December 31, 2005 consisted of the following obligations (the Company had no long-term debt at December 31, 2004):

	Hawaiian Holdings	Hawaiian Airlines	Consolidated
Exit Financing Transactions	(in thousands)
Subordinated convertible notes due June 1, 2010, interest at 5.0%, interest only semi-annual payments	$52,278	$—	$52,278
Senior secured credit facility, variable interest rates of 8.75% (base rate loans) and 7.91% (LIBOR rate loans) (weighted average of 7.99% at December 31, 2005), level quarterly principal payments of $2.1 million each plus interest through June 1, 2008	—	20,833	20,833
Subordinated secured term loan due June 2, 2008, interest at 10%, interest only quarterly payments	—	25,000	25,000
	52,278	45,833	98,111
Other
Notes payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	—	27,466	27,466
Other, monthly payments of principal and interest at various interest rates through April 2008 (weighted average interest rate of 4.56% at December 31, 2005)	—	81	81
	—	27,547	27,547
Total long-term debt	52,278	73,380	125,658
Less unamortized discounts on debt:
Subordinated convertible notes due June 1, 2010	(34,155)	—	(34,155)
5% notes payable due June 1, 2011	—	(2,016)	(2,016)
	(34,155)	(2,016)	(36,171)
Less current maturities	—	(12,834)	(12,834)
	$18,123	$58,530	$76,653

On June 1, 2005, the Company and RC Aviation entered into an agreement, pursuant to which RC Aviation and its members purchased from the Company Series A Subordinated Convertible Notes due June 1, 2010 (the Series A Notes) and Series B Subordinated Convertible Notes due June 1, 2010 (the Series B Notes and, together with the Series A Notes, the Notes), in the aggregate principal amount of $60.0 million. The Notes provide for interest at a rate of 5% per annum, payable in cash or additional Notes at the option of the Company. The Notes are convertible into the Company’s common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes are convertible into 8,933,000 shares and 4,860,103 shares, respectively, of the Company’s common stock at any time after the first anniversary of the issuance thereof. The Notes become due in five years from the issue date, if not prepaid or converted prior to such date. The Company has the right, and has covenanted to use its best efforts, to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

purchase shares of the Company’s newly designated Series E Preferred Stock of the Company. In July 2005, such warrant was automatically exchanged, upon the occurrence of certain events (including stockholder approval), for a warrant to purchase up to 10% of the fully-diluted shares of the Company’s common stock (6,855,685 shares) at an exercise price of $7.20 per share (the Common Stock Warrant) of which warrant half had been previously earned by RC Aviation for its funding commitment with respect to the Joint Plan and the other half of which was earned by RC Aviation in connection with its purchase of the Notes. In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of Common Stock issuable upon conversion of the Notes and exercise of the Common Stock.

At issuance the Notes were convertible into common stock of the Company at a price per share that was lower than the closing share price of the Company’s common stock as of the date, which difference constituted a beneficial conversion feature. In accordance with EITF Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), the intrinsic value of the beneficial conversion feature as of June 1, 2005 of $27.8 million was recorded as and is included in capital in excess of par value in the consolidated balance sheet as of December 31, 2005. The fair value of the Common Stock Warrant of $13.5 million was also recorded to capital in excess of par value. As a result of the amounts ascribed to the beneficial conversion feature and the Common Stock Warrant, the Notes were recorded at a substantial discount, which is being amortized using the effective interest rate method to interest expense over the stated lives of the Notes. The initial carrying value of the Notes was $18.7 million and the initial effective interest rate on the Notes was 33.5%.

During the fourth quarter of 2005, the Company repurchased $7.7 million in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock Warrant. The Company recognized losses of $4.2 million as a result of these repurchases. These losses are included in interest and amortization of debt discounts and issuance costs in the consolidated statement of operations for the year ended December 31, 2005. After giving effect to the warrant repurchases in connection with the Note repurchases, RC Aviation now holds warrants to purchase approximately 6.0 million shares of common stock of the Company.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the lenders (the Senior Credit Facility). Indebtedness under the Senior Credit Facility is secured by substantially all Hawaiian’s tangible and certain of its intangible assets. The Senior Credit Facility provides Hawaiian with a variable interest rate $50.0 million senior secured credit facility comprised of: (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on certain of Hawaiian’s eligible assets (as defined in the agreement), with $15.0 million sub-limits for letters of credit and $5.0 million in swing loans; and (ii) a three-year $25.0 million term loan. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the Wells Fargo Bank N.A. published prime rate plus 150 basis points, and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus 400 basis points, subject to certain adjustments as defined in the Senior Credit Facility. However, at no time during the term of the Senior Credit Facility will the interest rate be less than 5.0% per annum. The Senior Credit Facility includes customary covenants for lending transactions of this type including minimum cash EBITDA, excess availability and leverage ratio financial covenants. The Senior Credit Facility matures on June 2, 2008.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2005, $20.8 million was outstanding under the Senior Credit Facility consisting of $18.5 million of LIBOR rate loans at 7.91% per annum, and $2.3 million of base rate loans at 8.75% per annum. The Company had issued $5.5 million of letters of credit and had $19.5 million of remaining availability under the Senior Credit Facility as of December 31, 2005. The Company was in compliance with all of the covenants of the Senior Credit Facility as of December 31, 2005.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the lenders (the Term B Credit Facility). The Term B Credit Facility is secured by liens on substantially all of the assets of Hawaiian, subordinate to the prior liens granted to the lenders under the Senior Credit Facility. The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10.0% per annum, with interest payable quarterly in arrears. The entire principal amount of the loan may be prepaid prior to its maturity on June 2, 2008, subject to certain prepayment premiums as set forth in the Term B Credit Facility. The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Company was in compliance with the covenants of the Term B Credit Facility as of December 31, 2005.

The terms of the Senior Credit Facility and the Term B Credit Facility restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets. The terms of the Senior Credit Facility and the Term B Credit Facility also restrict the ability of Hawaiian to make dividends or advances to the Company. Parent company only financial information is presented in Note 15.

In May 2005, Hawaiian issued two, 5.00% unsecured notes payable to the Internal Revenue Service (IRS) totaling $29.5 million for the settlement of certain pre-petition and administrative tax claims (see Note 8). The notes were subsequently discounted by approximately $2.4 million after adjustment to their fair values at June 2, 2005. As of December 31, 2005, the unamortized carrying values of the notes and the unamortized discount were approximately $25.4 million and $2.0 million, respectively.

The estimated maturities of long-term debt as of December 31, 2005 were as follows (in thousands):

	Hawaiian Holdings	Hawaiian Airlines	Consolidated
2006	$—	$12,834	$12,834
2007	—	13,035	13,035
2008	—	34,086	34,086
2009	—	5,169	5,169
2010	52,278	5,434	57,712
Thereafter	—	2,822	2,822
	52,278	73,380	125,658
Less current maturities	—	12,834	12,834
Long-term debt	$52,278	$60,546	$112,824

Interest payments were $4.7 million in 2005 and $54 thousand during the period January 1, 2003 through March 31, 2003. The Company had no long-term debt during the period April 1, 2003 through December 31, 2003, or for the year ended December 31, 2004.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

7.                 Leases

The Company leases aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, as defined in SFAS No. 13, “Accounting for Leases”, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term, as defined, or the useful life of the asset. The Company’s leases do not include residual value guarantees.

As of December 31, 2005, the Company had 14 Boeing 767-300ER aircraft and 11 Boeing 717-200 aircraft under operating leases with remaining basic lease terms ranging from approximately six years to 15 years, without considering the options of one of the Company’s lessors to early terminate their leases for seven of the 767-300ER aircraft.

Hawaiian currently leases seven Boeing 767 aircraft from AWMS I, an affiliate of AWAS, formerly Ansett Worldwide Aviation Services, Inc., (AWAS), four Boeing 767 aircraft from International Lease Finance Corporation (ILFC), three Boeing 767 aircraft from BCC Equipment Leasing Corporation, an affiliate of Boeing Capital Corporation (BCC), and 11 Boeing 717 aircraft from Wells Fargo Bank Northwest, N.A., as owner trustee for the benefit of BCC as owner participant. Under these lease agreements, Hawaiian is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are negotiated amounts that are paid by Hawaiian to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once Hawaiian successfully completes such qualified scheduled airframe, engine and landing gear overhauls. Hawaiian’s aircraft lease agreements also contain provisions routinely included in aircraft lease agreements, including in some cases stipulated loss values and termination values. Stipulated loss values are negotiated amounts that must be paid by Hawaiian to the aircraft lessor upon the occurrence of certain aircraft loss events. Termination values are negotiated amounts that must be paid by Hawaiian to terminate the lease.

Hawaiian’s leases with AWAS for seven Boeing 767 aircraft allow AWAS to terminate the leases early, after not less than 180 days prior notice to Hawaiian, beginning on March 21, 2007. AWAS can terminate up to two of the leases between March 21, 2007 and September 20, 2007, up to three of the leases between September 21, 2007 and March 20, 2008 and up to two of the leases between March 21, 2008 and September 20, 2009. After September 20, 2009, AWAS can terminate any or all seven of the leases on not less than 180 days prior notice. If AWAS exercises any or all of its early termination options, Hawaiian is responsible for the rents due under the subject leases until the aircraft are returned to AWAS (or its designees) and for the aircraft return provisions prescribed in the lease agreements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2005, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows (in thousands):

	Capital	Operating Leases
	Leases	Aircraft (*)	Other
2006	$343	$98,588	$4,114
2007	247	99,288	3,439
2008	203	104,558	3,268
2009	102	105,803	3,144
2010	102	105,573	2,636
Thereafter	637	822,009	15,426
	1,634	$1,335,819	$32,027
Less amounts representing interest (at a weighted average imputed interest rate of 10%)	481
Present value of minimum capital lease payments	1,153
Less current portion of capital lease obligations	230
Long-term capital lease obligations	$923

(*)          Includes rentals due under operating leases for spare aircraft engines and certain aircraft parts, which corresponding expenses are classified as aircraft rent at the accompanying consolidated statements of operations.

Under the terms of certain of Hawaiian’s lease agreements, Hawaiian is prohibited from (i) applying any of its funds, property or assets to the purchase, repurchase, redemption, defeasance, sinking fund or other retirement of any shares of its capital stock, or of any warrants, options or other rights to purchase or acquire any shares of its capital stock, which are beneficially owned by a restricted person (as defined in the agreements); (ii) making any payment of a claim for the rescission of the purchase or sale of, or for damages arising from the purchase or sale of, any shares of capital stock of the Company, Hawaiian or any direct or indirect subsidiary of the Company, other than a payment of claim arising out of an indemnification obligation to an officer or director of the Company or Hawaiian or any of their subsidiaries, and permitted by such entity’s certificate of incorporation or bylaws as in effect on the date hereof; or (iii) making any payment, loan, contribution or other transfer of funds, property or other assets in excess of $100,000 during any twelve month period to any restricted person, other than payment of reasonable compensation in the ordinary course of business that has been approved by the compensation committee of the board of directors.

Rent expense was $71.8 million and $33.2 million, respectively, during the years ended December 31, 2005 and 2003 in which the Company consolidated Hawaiian. The Company did not consolidate Hawaiian during any portion of 2004.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8.                 Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Current
Federal	$(2,036)	$—	$—
State	11	—	—
	(2,025)	—	—
Deferred
Federal	$20,429	$—	$—
State	4,436	—	—
	24,865	—	—
Provision for income taxes	$22,840	$—	$—

There were no payments made for federal and state income taxes for the years ended December 31, 2005, 2004 and 2003.

Income tax expense for the years ended December 31, 2005, 2004 and 2003 differs from the “expected” tax expense (benefit) for that year computed by applying the respective year’s U.S. federal corporate income tax rate to income (loss) before income taxes as follows (in thousands):

	2005	2004	2003
Computed “expected” tax expense (benefit)	$3,665	$(2,469)	$(5,779)
State income taxes, net of federal income tax	1,145	(424)	(494)
Change in deferred tax valuation allowance	14,075	974	5,206
Non-deductible reorganization costs	538	—	—
Other	3,417	1,919	1,067
Provision for income taxes	$22,840	$—	$—

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets:
Accumulated pension and other postretirement benefits	$78,551	$—
Leases	64,563	—
Air traffic liability	21,419	—
Net operating loss carryforwards	2,354	1,990
Other	14,542	—
Total gross deferred tax assets	181,429	1,990
Less valuation allowance on deferred tax assets	(116,038)	(1,990)
Net deferred tax assets	65,391	—
Deferred tax liabilities:
Intangible assets	$(62,425)	$—
Plant and equipment, principally accelerated depreciation	(2,966)	—
Total deferred tax liabilities	(65,391)	—
Net deferred taxes	$—	$—

The Company’s effective tax rates differ from the federal statutory rate of 35% primarily due to increases in the valuation allowance for deferred tax assets, the non-deductibility of certain expenses, and state income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to carry back net operating losses (NOLs) to periods in which the Company or Hawaiian had net taxable income, the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting NOL carryforwards prior to expiration. As of December 31, 2005 and 2004, the Company recognized a full valuation allowance on its deferred tax assets. As a result, the valuation allowance for deferred tax assets increased by $114.0 million, $1.4 million, and $0.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. The increase in valuation allowance for the year ended December 31, 2005 impacts the provision (benefit) for income taxes, other comprehensive loss, and goodwill for $14.1 million, $4.9 million and $(2.4) million, respectively. In addition, an increase in the valuation allowance of $97.4 million during the year ended December 31, 2005 relates to the reconsolidation of Hawaiian on June 2, 2005; should the valuation allowance be reduced below such amount in future periods, the reduction will be allocated to goodwill. The increase in the valuation allowance for the years ended December 31, 2004 and 2003 only impacts the provision (benefit) for income taxes.

As of December 31, 2005, the Company had total NOL carryforwards of approximately $6.7 million available to offset future taxable income. If not used to offset future taxable income, the NOLs will expire between the years 2006 and 2009. Additionally, Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (IRC Section 382). IRC Section 382 places an annual limitation on the amount of taxable income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain “built-in” income items. This new limitation applies to

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

all net operating losses incurred prior to the ownership change. During the year ended December 31, 2005, the Company utilized $1.0 million of the net operating loss carryforwards and goodwill was reduced by the resulting $0.3 million benefit. Future utilization of the net operating loss carryforwards may also result in a reduction in goodwill.

During 2003, the IRS commenced an audit of Hawaiian, covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.4 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (i) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (ii) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour aircraft maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax changes in ownership limitations under IRC Section 382 on certain carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour aircraft maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS’s penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the 2001 IRC Section 382 NOL issue. Under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments of principal and interest. As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, in May 2005, Hawaiian issued two, 5% notes payable to the IRS totaling approximately $29.5 million, the unamortized balance of those notes being approximately $27.5 million as of December 31, 2005. The notes mature on June 1, 2011.

The IRS filed a notice of appeal of the order on April 6, 2005, in which the IRS sought a priority income tax claim plus accrued interest of $65.4 million, and an unsecured claim for excise tax penalties of $40.5 million. On April 15, 2005, Hawaiian filed a notice of cross-appeal of the order with respect to allowance of the priority excise tax claim. On September 15, 2005 the IRS signed a stipulation providing for the dismissal of its appeal in exchange for a dismissal of the cross-appeal. On September 27, 2005, a stipulation and order dismissing the aforementioned appeal and cross-appeal was filed in the U.S. District Court for the District of Hawaii.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. In addition, the State of Hawaii Department of Taxation is currently in the process of examining Hawaiian’s general excise tax returns for 2001 through 2005, in addition to the tax credit for research activities claimed on the 2001 income tax return and the Hawaii capital goods excise tax credit claimed on the 2001 through 2004 income tax returns. The Company cannot currently determine the impact of any potential assessments resulting from these examinations on the Company’s financial position, results of operations and liquidity. Any additional taxes paid by the Company related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability resulting for the State of Hawaii examination will result in a decrease to goodwill.

9.                 Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen effective October 1, 1993. The new collective bargaining agreement that Hawaiian’s pilots ratified in May 2005 provides that benefit accruals for pilots under age 50 as of July 1, 2005 will be frozen effective January 1, 2008, and that Hawaiian will begin to make contributions to an alternate defined contribution retirement program for pilots. All of the pilots’ existing accrued benefits under their defined benefit plan at the date of the freeze will be preserved, but there will be no further benefit accruals after the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). The pilots’ plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements.

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

The Company recorded the obligations under Hawaiian’s defined pension and other post-retirement benefit plans at their fair value as of June 2, 2005, based on the assumptions set forth below. The following table summarizes the accumulated benefit obligation, the projected benefit obligation and plan assets as of June 2, 2005 (in thousands).

	Pension Benefits	Other Benefits
Accumulated benefit obligation	$338,188	$55,950
Projected benefit obligation	347,139	55,950
Fair value of plan assets	(202,105)	—
Accrued benefit obligation	$145,034	$55,950

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Discount rate	5.0%
Expected return on plan assets	7.9%
Rate of compensation increase (pilots only)	1.0%

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the accompanying balance sheets as of December 31, 2005 and June 2, 2005 (in thousands):

	Pension Benefits	Other Benefits
	2005	2005
Change in projected benefit obligation
Projected benefit obligation at June 2, 2005	$347,139	$55,950
Service cost	3,283	1,781
Interest cost	9,996	1,619
Plan amendments	—	—
Assumption changes	(21,014)	(1,781)
Benefits paid	(8,544)	(852)
Projected benefit obligation at end of year	330,860	56,717
Change in plan assets
Fair value of assets at June 2, 2005	202,105	—
Actual return on plan assets	15,699	—
Employer contribution	10,637	852
Benefits paid	(8,544)	(852)
Fair value of assets at end of year	219,897	—
Funded status
Funded status—underfunded	(110,962)	(56,717)
Unrecognized actuarial gain	(27,372)	(1,780)
Accrued benefit liability at end of year	$(138,334)	$(58,497)
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations as of June 2, 2005:
Discount rate	5.00%	5.00%
Expected return on plan assets	7.9%	Not applicable
Rate of compensation increase	Various *	Not applicable
Weighted average assumptions at end of year:
Discount rate	5.50%	5.50%
Expected return on plan assets	7.9%	Not applicable
Rate of compensation increase	Various *	Not applicable

*                    Differs for each pilot. For pilots age 50 and older, amount needed to bring pilot’s final pay to $168,000 in 2005 dollars, indexed 1.0% per year after 2005. For pilots under age 50, compensation was assumed to increase according to negotiated pay increases, and changes in pay grades, aircraft and seat position, until January 1, 2008, indexed at 1% per year. The rate of compensation increase is not applicable to the frozen plans.

At June 2, 2005, the health care cost trend rate was assumed to be 9.5% for 2005, and decrease gradually to 4.75% in 2014. At December 31, 2005, the health care cost trend rate was assumed to be 9.5%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

for 2006 and decrease gradually to 5.00% in 2014. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$673	$(535)
Effect on postretirement benefit obligation	9,465	(7,705)

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan’s assets, including the trustee’s review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Hawaiian’s expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The actual asset allocation percentages by category as of December 31, 2005, the target allocation of assets by category, and the expected long-term rate of return by category are as follows:

	Asset Allocation		Long-Term
	December 31, 2005	Target	Rate of Return
U.S. equities	27.5%	27.5%	9.6%
Fixed income	35.0%	35.0%	4.7%
International equities	27.5%	27.5%	10.8%
Other	10.0%	10.0%	6.7%
	100.0%	100.0%

The Company made scheduled contributions of $23.3 million in 2005. Based on current legislation and current assumptions, the Company anticipates contributing $10.0 million to Hawaiian’s defined benefit pension plans during 2006. The Company projects that Hawaiian’s pension plans and other post retirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in thousands):

	Pension Benefits	Other Benefits
2006	16,029	1,697
2007	17,370	2,139
2008	18,828	2,548
2009	19,966	2,864
2010	20,862	3,144
2011 through 2015	116,413	19,002

For the pension plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $330.9 million, $323.5 million and $219.9 million, respectively, as of December 31, 2005, 2004 and 2003.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost for the years ended December 31, 2005 and 2003, during those periods in which the Company consolidated Hawaiian. The Company did not consolidate Hawaiian in 2004 (in thousands).

	Pension Benefits		Other Benefits
Components of Net Periodic Benefit Cost	2005(*)	2003(**)	2005(*)	2003(**)
Service cost	$3,283	$2,045	$1,781	$440
Interest cost	9,996	4,276	1,619	496
Expected return on plan assets	(9,342)	(4,198)	—	—
Amortization of prior service cost	—	—	—	64
Recognized net actuarial (gain) loss	—	1,191	—	(14)
Curtailment and termination benefits	—	—	—	(344)
Net periodic benefit cost	$3,937	$3,314	$3,400	$642

(*)          Only represents the period (June 2, 2005 to December 31, 2005) during which Hawaiian was consolidated by the Company.

(**)   Only represents the period (January 1, 2003 to March 31, 2003) during which Hawaiian was consolidated by the Company.

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not currently required under the terms of the pilots’ plan, but will be required subsequent to the freeze of the pilots’ defined benefit plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan. Contributions to the flight attendants’ plan are funded currently and totaled approximately $1.7 million and $0.6 million in 2005 and 2003, respectively, during the period Hawaiian was consolidated by the Company. Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $2.4 million and $0.8 million in 2005 and 2003, respectively, during the period Hawaiian was consolidated by the Company.

10.          Capital Stock, Stock Compensation and Stock Option Plans

Common Stock

On June 14, 2004, RC Aviation purchased ten million shares of the Company’s common stock from AIP, LLC (AIP), reducing AIP’s ownership of the Company to approximately 14 percent of the Company’s outstanding common stock. Also as part of the purchase, John W. Adams resigned as the Company’s Chairman and Chief Executive Officer and RC Aviation and AIP entered into a stockholders agreement, under which, among other things, AIP agreed to cause the directors that AIP had previously designated to the Board of Directors of the Company to resign (other than Gregory S. Anderson), and Lawrence S. Hershfield and Randall L. Jenson (the RC Designees) to be appointed to the Company’s Board of Directors. AIP also agreed, among other things, to vote all of its common stock and Special Preferred Stock (i) in favor of the election, as members of the Board of Directors of the Company, of persons identified by RC Aviation for nomination or so nominated in accordance with the Company’s Amended and Restated Certificate of Incorporation and the Company’s Amended Bylaws, (ii) to otherwise effect the intent of the stockholders agreement, which is to cause RC Designees to become members of the Board of Directors of the Company, and (iii) to otherwise vote such equity securities at the direction of RC

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aviation. On December 30, 2004, the Company and AIP entered into an agreement whereby the four shares of Special Preferred Stock of the Company held by AIP were cancelled and AIP no longer has any beneficial ownership or any other form of right, title or interest in, the shares of Special Preferred Stock.

In July 2004, the Company sold 351,062 unregistered shares of common stock to Donald J. Carty, a director of the Company, for $2.0 million. In December 2004, the Company sold 650,000 unregistered shares of common stock to institutional investors for $3.8 million. The price per share for each transaction represented a 10% discount from the trading price of the Company’s common stock on the date of the sale.

During the year ended December 31, 2005, options were exercised for the cumulative purchase of 474,000 shares of common stock at a weighted average price of $2.56 per share. Total proceeds were approximately $1.2 million. Approximately 17.1 million shares of common stock were reserved for the issuance of shares upon the exercise of stock options and stock warrants and the conversion of convertible debt as of December 31, 2005.

No dividends were paid by the Company during years ended December 31, 2005, 2004 or 2003. Restrictions in the Senior Credit Facility and the Term B Credit Facility and certain of the Company’s aircraft lease agreements restrict the Company’s ability to pay dividends.

Special Preferred Stock

The IAM, Association of Flight Attendants (AFA), and ALPA each hold one share of Special Preferred Stock, which entitles each union to nominate one director to the Company’s board of directors. In addition, each series of the Special Preferred Stock, unless otherwise specified: (i) ranks senior to the Company’s common stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights unless a dividend is declared and paid on the Company’s common stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the common stock; (iii) is entitled to one vote per share of such series and votes with the common stock as a single class on all matters submitted to holders of the Company’s common stock; (iv) automatically converts into the Company’s common stock on a 1:1 basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company’s Board of Directors pursuant to their respective collective bargaining agreements.

Stock Compensation

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees are to be granted 1.5 million shares of the Company’s common stock. Each eligible full-time employee was to have 100 immediately vested shares deposited in their 401(k) account (part-time eligible employees were to receive 50 immediately vested shares), subject to applicable legal limitations. Remaining shares will be distributed in two equal distributions on May 1, 2006 and May 1, 2007. The allocation of the May 1, 2006 and May 1, 2007 distributions will be based on the employee’s pro rata share of W-2 wages for the tax year preceding the year of each distribution. The Company recorded compensation expense of $1.6 million during the year ended December 31, 2005 related to 274,700 shares for the first distribution, which was made on February 15, 2006. Compensation expense for the May 1, 2006

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

distribution was accrued over the service period (the 2005 tax year) based on the ending price of the Company’s common stock for each reporting period. During the year ended December 31, 2005, the Company recorded compensation expense of $2.4 million related to the May 1, 2006 distribution.

Stock Option Plans

On July 7, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the Plan), which supersedes the Company’s 1996 Stock Incentive Plan and 1996 Nonemployee Director Stock Option Plan (the Prior Plans), which would have expired under their terms in 2006. The Plan allows for the issuance of eight million shares of common stock, which includes approximately 1.1 million shares to be rolled over from the Company’s Prior Plans and approximately 6.9 million additional shares of common stock. The Plan authorizes the Compensation Committee of the Company’s Board of Directors (the Compensation Committee) to grant to participants: (i) options to purchase common stock, which may be in the form of non-statutory stock options or, if granted to employees, Incentive Stock Options; (ii) stock appreciation rights; (iii) deferred stock units; (iv) restricted common stock with such restriction periods, restrictions or transferability, and performance goals as the Compensation Committee may designate at the time of the grant; (v) cash payments that may be granted separately or as a supplement to any stock-based award; (vi) dividend rights to participants, which entitles a participant to receive the dividends on common stock to which the participant would be entitled if the participant owned the number of shares of common stock represented by the dividend rights; and (vii) other stock-based awards as deemed by the Compensation Committee to be consistent with the purposes of the Plan. The Plan also authorizes the Governance and Nominating Committee of the Company’s Board of Directors to grant and administer director options. The term of each award will be determined by the Compensation Committee at the time each award is granted, provided that the terms of options, stock appreciation rights and dividend rights may not exceed ten years.

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

Stock options are granted with exercise prices equal to the common stock’s fair market value at the date of grant, have vesting periods varying from being immediately exercisable when granted to periods of four years and generally expire, if not previously exercised, ten years from the date of grant.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock option activity during the periods indicated is as follows:

	Shares of Common Stock		Weighted average
	Available	Outstanding	exercise price
Balance at December 31, 2002	1,035,500	3,402,000	$2.92
Forfeited
1996 Stock Incentive Plan	290,000	(290,000)	3.42
1996 Nonemployee Director Stock Option Plan	24,000	(24,000)	2.81
Balance at December 31, 2003	1,349,500	3,088,000	2.90
Exercised
1994 Stock Incentive Plan	—	(50,000)	1.62
1996 Stock Incentive Plan	—	(1,050,000)	3.29
1996 Nonemployee Director Stock Option Plan	—	(194,000)	3.16
Forfeited
1996 Stock Incentive Plan	280,000	(280,000)	2.38
Balance at December 31, 2004	1,629,500	1,514,000	2.72
Adoption of 2005 Stock Incentive Plan	6,370,500	—
Transferred to the 2005 Stock Incentive Plan
1996 Stock Incentive Plan	(1,400,000)	—	2.68
1996 Nonemployee Director Stock Option Plan	(114,000)	—	3.08
Granted
1996 Stock Incentive Plan	(581,698)	581,698	5.00
2005 Stock Incentive Plan	(1,414,800)	1,414,800	4.40
Exercised
1996 Stock Incentive Plan	—	(450,000)	2.56
1996 Nonemployee Director Stock Option Plan	—	(24,000)	2.61
Forfeited
1996 Stock Incentive Plan	200,000	(200,000)	3.24
1996 Nonemployee Director Stock Option Plan	10,000	(10,000)	3.39
Balance at December 31, 2005	4,699,502	2,826,498	$4.02

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2005, vesting requirements and exercise periods under each respective plan are as follows:

	Vesting	Exercise Period
1994 Stock Option Plan	Plan terminated in 2005	Plan terminated in 2005
1996 Stock Incentive Plan	Plan terminated in 2005	Plan terminated in 2005
1996 Nonemployee Director Stock Option Plan	Plan terminated in 2005	Plan terminated in 2005
2005 Stock Incentive Plan	Various from December 2005 through November 2008	Various from December 2005 through December 2015

As of December 31, 2005, the range of exercise prices and weighted-average remaining contractual lives of outstanding options was $2.10 to $5.00 and 8.9 years, respectively. At December 31, 2005, 2004, and 2003, the number of options exercisable was 917,500, 1,276,500 and 2,628,000, respectively, with weighted-average exercise prices of $2.91, $2.76 and $2.96, respectively.

Options to acquire 1,996,498 shares of common stock were granted in 2005 at a weighted average exercise price of $4.58 per share. There were no stock options granted during 2004 and 2003. The per share weighted-average fair value of stock options granted during 2005 was $2.81 on the respective grant dates using the Black-Scholes-Merton option-pricing model with the following assumptions:

2005
Expected dividend yield	0.00%
Expected volatility	57.90%
Risk-free interest rate	4.0% to 4.4%
Expected life (weighted average)	6.9 years

11.          Commitments and Contingent Liabilities

Litigation and Contingencies

As of December 31, 2005, certain claims related to Hawaiian’s bankruptcy case remained unsettled, including a contested claim from American Airlines (American) for unpaid pre-petition aircraft rent and maintenance charges. In January 2006, the Company and American negotiated a settlement of this claim for $6.4 million which was approved by the bankruptcy court in February 2006. On March 10, 2006, the settlement of this claim became final and irrevocable. The difference between the amount initially recorded for this claim and the settlement amount was credited to goodwill as of December 31, 2005.

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Los Angeles Airport Operating Terminal

In December 1985, Hawaiian entered into an agreement with other airlines (as amended in September 1989) for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities). Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

General Guarantees and Indemnifications

The Company is the lessee under certain real estate leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

12.          Related Party Transactions, Stock Repurchases, and Related Litigation

RC Aviation

RC Aviation is the principal stockholder of the Company, owning or beneficially owning approximately 36% of the Company’s outstanding shares of common stock as of December 31, 2005. Prior to the effective date of the Joint Plan, RC Aviation purchased the lease claims of BCC and AWAS, and elected to receive cash equal to fifty percent of the claims and common stock equal to fifty percent of the claims. RC Aviation distributed, also prior to the effective date, the lease claims to its members who had funded the purchase price of those claims. In exchange for those claims, on the effective date of the Joint Plan, members of RC Aviation received $87.0 million and 14.1 million shares of the Company’s common stock.

On June 1, 2005, members of RC Aviation, as well as RC Aviation itself and its managing member, RC Aviation Management, LLC, purchased the aggregate $60 million of the Company’s Series A Notes and Series B Notes, pursuant to the Restructuring Support Agreement, dated as of August 26, 2004, under which the Company and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian would have at least the minimum amount of cash required by the Joint Plan on the effective date of the Joint Plan. RC Aviation Management, LLC is the managing member of RC Aviation and its managing member is Lawrence S. Hershfield, the chairman of the Company’s board of directors. A special committee of the Company’s board of directors approved the terms of the Notes, as well as the Common Stock Warrant described in Note 6, and received fairness opinions in connection therewith. In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

During the fourth quarter of 2005, the Company repurchased $7.7 million in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Warrant, from members of RC Aviation. The Company recognized losses of $4.2 million as a result of these repurchases. After giving effect to the warrant repurchases in connection with the Note repurchases, RC Aviation and certain of its members now hold warrants to purchase 6.0 million shares of common stock.

For consulting services provided to the Company during 2004 and 2005 for which they were not previously compensated, in December 2005, the Company made the following cash payments and grants of immediately vested stock options to Messrs. Hershfield and Jenson. Mr. Hershfield was granted options to purchase 100,000 shares of common stock and a cash payment of $100,000; and Mr. Jenson was granted options to purchase 75,000 shares of common stock and a cash payment of $150,000. The Company recognized other operating expense of $0.4 million for these grants during the year ended December 31, 2005, which represented the fair value of the options on the date of grant. Additionally, the Company also authorized the payment of $10,000 per month to Mr. Hershfield, Mr. Jenson and/or their affiliates for continued consulting services to the Company.

During 2004 and 2005, Ranch Capital, LLC, an organization for which Messrs. Hershfield and Jenson serve as chief executive officer and managing director, respectively, paid approximately $69,000 and $52,000 on the Company’s behalf for travel expenses for Messrs. Hershfield and Jenson. As of December 31, 2005, the Company had reimbursed Ranch Capital for all but $3,000 of such travel expenses.

Adams Transactions

On May 31, 2002, Hawaiian commenced a tender offer to purchase for cash up to 5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of Hawaiian’s outstanding common stock as of that date (the Self-Tender). The Self-Tender terminated without extension on June 27, 2002 and was substantially oversubscribed. Hawaiian accepted 5,880,000 properly tendered shares on a pro rata basis with a proration factor of approximately 22.12%. Payment for accepted shares of $25.0 million was made on July 8, 2002.

Included in other operating expenses for the year ended December 31, 2003 is $0.2 million related to a services agreement with Smith Management LLC (Smith Management), whereby Hawaiian paid $2.0 million to Smith Management for specified corporate, financial and tax services purportedly provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr. John Adams (the Company’s chief executive officer prior to June 2003) is the president of Smith Management.

Subsequent to a corporate restructuring in August 2002, Hawaiian paid certain expenses on behalf of the then newly created Company, generally relating to the Company’s obligations as a public company. In addition, immediately prior to its bankruptcy filing Hawaiian transferred $500,000 to the Company, which was recorded as restricted cash at December 31, 2004 pursuant to a lien assessed on such funds by the Pension Benefit Guarantee Corporation (which lien was released concurrent with the effective date of the Joint Plan). The Company had a $1.4 million liability due to Hawaiian as of December 31, 2004, which ultimately reduced the Company’s purchase price related to its reacquisition of Hawaiian on June 2, 2005.

On November 28, 2003, Hawaiian’s bankruptcy trustee filed a complaint with the Bankruptcy Court, naming Mr. Adams, AIP LLC, Airline Investors Partnership L.P., and Smith Management (together, the Adams Defendants) and the Company, as defendants. The complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the bankruptcy code and Hawaii law; avoidance and recovery of preference under the bankruptcy code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law; and unjust

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

enrichment under Hawaii law. The factual allegations related to the Self-Tender, payments made to Smith Management, $200,000 in compensation paid by Hawaiian to defendant Mr. Adams; and the aforementioned $500,000 transferred from Hawaiian to the Company. Based on all of the claims in the complaint, Hawaiian’s bankruptcy trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit. The Adams Defendants and the Company served answers denying all material allegations of the complaint on January 5, 2004 and on February 18, 2004, respectively. On January 4, 2005, Hawaiian announced that the Adams Defendants had agreed to pay Hawaiian $3.6 million to settle the lawsuit brought by the trustee, which $3.6 million settlement Hawaiian received in June 2005.

During 2003, the SEC opened a formal, nonpublic investigation of Hawaiian and several of its then officers, including Mr. Adams, related to the Self-Tender. On March 13, 2004, Hawaiian announced that the staff of the San Francisco District Office of the SEC was considering recommending that the SEC authorize a civil action against Mr. Adams and AIP for possible violations of securities laws related to the Self-Tender. On September 23, 2004, Hawaiian announced a settlement agreement with the SEC that resolved the SEC’s investigation of the Self-Tender, pursuant to which investigation the SEC concluded that the Self-Tender violated SEC rules relating to tender offers. Under the terms of the settlement, the SEC will not file any claim or seek any monetary penalties against Hawaiian, and Hawaiian pledges to comply with tender offer disclosure rules if it should ever again make a public tender offer.

In addition, the Company incurred certain amounts of debt owed to AIP or its affiliates. AIP informed the Company that AIP believed that the Company owed AIP and its affiliates an aggregate amount of approximately $1.6 million for expenditures paid on the Company’s behalf by AIP and its affiliates to fund costs associated with maintaining the Company’s status as a public company, costs related to preparing a plan of reorganization for Hawaiian, and other obligations of the Company. All such indebtedness to AIP and its affiliates was satisfied pursuant to a Mutual Release, dated as of December 30, 2004, by and among the Company, RC Aviation, RC Aviation Management, LLC, John Adams, Smith Management, AIP and Airline Investors Partnership.

Other

On July 26, 2004, Mr. Donald J. Carty, one of our directors, purchased 351,062 unregistered shares of the Company’s common stock for $2.0 million. The purchase price per share of common stock represented an approximate ten percent discount to the market price of the common stock on the date of the transaction.

Mr. William S. Swelbar, one of our directors, is the President and Managing Partner of Eclat Consulting, Inc. (Eclat). During 2004 and 2005, Eclat received consulting fees in the amount $0.2 million and $0.5 million, respectively, from the Company.

From May 19, 2000 through April 25, 2003, Hawaiian invested $3.0 million in certificates of deposit with Liberty Bank, SSB, of Austin, Texas. Liberty Bank was indirectly majority owned by Mr. Adams and another individual. Edward Z. Safady and Thomas J. Trzanowski, both former members of the Company’s Board of Directors, were employees and/or directors of Liberty Bank, SSB. On August 1, 2004, Liberty Bancshares, Inc., the parent of Liberty Bank, SSB was acquired by Prosperity Bancshares, Inc.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

13.          Concentration of Business Risk

The scheduled operations of the Company’s sole operating subsidiary, Hawaiian, are primarily focused on providing air transportation of passengers and cargo to, from, and throughout the Hawaiian Islands. Accordingly, Hawaiian’s operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii.

14.          Segment Information

The Company has no operations other than the operations of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian’s route structure in its various markets. Hawaiian operates as a matrix form of organization as it has overlapping sets of components for which managers are held responsible. Managers report to Hawaiian’s chief operating decision-maker on both Hawaiian’s geographic components and Hawaiian’s product and service components, resulting in the components based on products and services constituting one operating segment. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. Hawaiian’s principal line of business, the scheduled and chartered transportation of passengers, constitutes more than 90% of its operating revenue. The following table delineates scheduled and chartered passenger revenue of Hawaiian for the periods in 2005 and 2003 during which Hawaiian was consolidated by the Company (in thousands):

	2005(*)	2003(**)
Transpacific	$293,696	$87,094
Interisland	132,349	42,151
South Pacific	32,072	4,442
Charter	6,017	11,832
	$464,134	$145,519

*                    For the period June 2, 2005 through December 31, 2005.

**             For the period January 1, 2003 through March 31, 2003.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

15.          Parent Company Only Financial Information

Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, as of and for the year ended December 31, 2005 (in thousands):

Condensed Statement of Operations
Year ended December 31, 2005

Operating revenue	$—
Operating expenses	14,999
Operating loss	(14,999)
Nonoperating expenses, net	(8,329)
Loss before income taxes and undistributed earnings of Hawaiian Airlines, Inc.	(23,328)
Income tax benefit	4,246
Loss before undistributed earnings of Hawaiian Airlines, Inc.	(19,082)
Undistributed net income of Hawaiian Airlines, Inc.	6,716
Net loss	$(12,366)

Condensed Balance Sheet
December 31, 2005

ASSETS
Current Assets:
Cash	$9,492
Total	9,492
Due from Hawaiian Airlines, Inc	123,510
Other noncurrent assets	1,524
Total assets	$134,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$818
Other	788
Total	1,606
Long-term debt	18,123
Losses in excess of investment in Hawaiian Airlines, Inc	66,730
Shareholders’ equity	48,067
Total liabilities and shareholders’ equity	$134,526

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Statement of Cash Flows
Year ended December 31, 2005

Operating Activities:
Net loss	$(12,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed net income of Hawaiian Airlines, Inc.	(6,716)
Deferred income tax provision	3,416
Loss on repurchase of subordinated convertible notes	4,223
Other operating activities, net	(1,408)
Net cash used in operating activities	(12,851)
Investing Activities:
Net payments from Hawaiian Airlines, Inc.	26,684
Net cash provided by investing activities	26,684
Financing Activities:
Proceeds from exercises of stock options	1,212
Repurchase of subordinated convertible notes and warrants	(7,722)
Net cash used in financing activities	(6,510)
Net increase in cash	7,323
Cash—Beginning of Period	2,169
Cash—End of period	$9,492

16.          Subsequent Events

On March 13, 2006, the Company, as guarantor, and Hawaiian, as borrower, amended its existing Senior Credit Facility and Term B Credit Facility increasing the Company’s  credit facilities by approximately $91 million. Following the amendment, the Company’s credit facilities consist of $135 million of term loans (a $62.5 million Term Loan A and a $72.5 million Term Loan B) and a $25 million revolving line of credit.

Proceeds from the additional borrowings will be used to fund a portion of the purchase price and modification costs of the four used Boeing 767-300 aircraft, to redeem the Company’s outstanding Notes due 2010, and to acquire certain additional assets. The amended credit facilities provide for $64.6 million of the financing proceeds to be held in a restricted account, subject to the satisfaction of certain conditions, including the qualification of liens on certain collateral. Of this amount, $54.6 million will be used, once unrestricted, to redeem the Notes. The Company expects the conditions, as they relate to the $54.6 million, to be met late in the first quarter or early in the second quarter of 2006, and for the Notes to be redeemed shortly thereafter. The remaining $10 million will remain in escrow subject to the acquisition of certain assets which, if acquired, would provide additional collateral to the lenders. If the asset acquisition does not occur by July 11, 2006, the $10 million will be released to the Term B Lenders, and the Term B principal will be reduced commensurately.

The $62.5 million Term Loan A is due in December 2010 and will pay interest, at the Company’s option, at LIBOR + 4.00% or at a base rate margin specified in the facility, with principal amortization of $2.5 million per quarter and the balance being due at maturity. The $72.5 million Term Loan B is due in March 2011 and will pay interest at 9.00%. Other terms of the loans remain substantially similar to the Company’s former Senior Credit Facility and Term B Credit Facility.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

In connection with the financing, the Company issued to the Term B Credit Facility lenders or their affiliates, warrants to purchase an aggregate of 4,050,000 shares of the Company’s common stock (the Warrant). Warrants to purchase 3,550,000 shares of the Company’s common stock are immediately exercisable, and warrants to purchase 500,000 shares of the Company’s common stock are exercisable upon the drawdown by the Company of the aforementioned $10 million to acquire certain additional assets, or satisfaction of certain other conditions. The Warrants are exercisable for a period of three years from the date of issuance. The Warrants have an exercise price of $5.00 per share and contain a forced conversion feature whereby the Company can elect to force the exercise of the Warrants at anytime after the average closing price of the Company’s common stock is at or above $9.00 per share for 30 consecutive calendar days.

17.          Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information (in thousands, except for per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005:
Operating revenue	$—	$69,922	$224,086	210,315
Operating income (loss)	(2,095)	(3,541)	17,936	(10,270)
Nonoperating income (loss)	—	4,940	4,791	(1,287)
Net income (loss)	(2,095)	1,399	7,833	(19,503)
Net income (loss) per common stock share:
Basic	(0.07)	0.03	0.17	(0.43)
Diluted	(0.07)	0.03	0.16	(0.43)
2004:
Operating revenue	$—	$—	$—	$—
Operating loss	(1,264)	(2,589)	(1,757)	(1,656)
Nonoperating income	1	2	1	—
Net loss	(1,263)	(2,587)	(1,756)	(1,656)
Net loss per common stock share:
Basic and diluted	(0.04)	(0.09)	(0.06)	(0.05)

*       Includes the consolidated results of the Company and Hawaiian. All other periods include the deconsolidated results of the Company only.

REPORT OF INDEPENDENT AUDITORS

Hawaiian Airlines, Inc.

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. (Hawaiian) as of June 1, 2005 and December 31, 2004, and the related statements of operations, shareholders’ deficiency and comprehensive loss, and cash flows for the period January 1, 2005 through June 1, 2005 and each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of Hawaiian’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Hawaiian’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Hawaiian’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian as of June 1, 2005 and December 31, 2004, and the results of its operations and its cash flows for the period January 1, 2005 through June 1, 2005 and each of the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

March 17, 2006
Honolulu, Hawaii

Hawaiian Airlines, Inc. (Debtor)
Statements of Operations

	Period January 1, 2005 through	Year ended December 31,
	June 1, 2005	2004	2003
	(in thousands)
Operating Revenue:
Passenger	$289,840	$699,497	$626,807
Charter	5,914	7,280	23,070
Cargo	11,770	30,579	28,504
Other	13,626	26,609	27,764
Total	321,150	763,965	706,145
Operating Expenses:
Wages and benefits	92,782	227,332	215,421
Aircraft fuel, including taxes and oil	69,786	135,946	97,055
Aircraft rent	43,868	106,090	111,454
Maintenance materials and repairs	24,015	49,246	49,515
Other rentals and landing fees	9,637	23,984	24,967
Depreciation and amortization	3,768	8,122	7,098
Sales commissions	2,578	5,529	4,302
Special credits	—	—	(17,497)
Other	62,646	136,633	136,352
Total	309,080	692,882	628,667
Operating Income	12,070	71,083	77,478
Nonoperating Income (Expense):
Reorganization items, net	887	(129,520)	(115,063)
Interest expense	(465)	(1,030)	(417)
Interest income	—	—	234
Other, net	3,374	843	1,199
Total	3,796	(129,707)	(114,047)
Income (Loss) Before Income Taxes	15,866	(58,624)	(36,569)
Income Tax Expense	18,572	16,816	12,944
Net Loss	$(2,706)	$(75,440)	$(49,513)

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Balance Sheets

	June 1, 2005	December 31, 2004
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$118,176	$110,647
Restricted cash	57,448	47,902
Accounts receivable, net of allowance for doubtful accounts of $1,219 and $1,337 as of June 1, 2005 and December 31, 2004, respectively	35,636	23,321
Spare parts and supplies, net	10,911	8,527
Prepaid expenses and other	30,854	31,046
Total	253,025	221,443
Property and Equipment, net
Flight equipment	32,430	26,320
Other property and equipment	71,008	65,602
	103,438	91,922
Accumulated depreciation and amortization	(43,594)	(40,383)
Total	59,844	51,539
Other Assets:
Long-term prepayments and other	32,625	33,492
Reorganization value in excess of amounts allocable to identifiable assets, net	27,486	27,731
Total Assets	$372,980	$334,205
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$42,612	$47,097
Air traffic liability	166,464	129,532
Other accrued liabilities	37,408	30,981
Current portions of long-term debt and capital leases	4,306	79
Total	250,790	207,689
Long-Term Debt and Capital Lease Obligations	25,295	33
Other Liabilities and Deferred Credits:
Accumulated pensions and other postretirement benefit obligations	171,868	144,198
Other liabilities and deferred credits	37,305	60,698
Total	209,173	204,896
Liabilities Subject to Compromise	209,461	214,695
Commitments and Contingent Liabilities
Shareholders’ Equity Deficiency:
Preferred stock, no shares outstanding at June 1, 2005 and December 31, 2004, respectively	—	—
Common stock, 27,814,143 shares outstanding at June 1, 2005 and December 31, 2005 and 2004, respectively	278	278
Capital in excess of par value	60,084	60,084
Notes receivable from sales of common stock	(49)	(69)
Accumulated deficit	(233,924)	(231,218)
Accumulated other comprehensive income (loss):
Minimum pension liability	(151,872)	(120,716)
Derivative financial instruments	3,744	(1,467)
Total	(321,739)	(293,108)
Total Liabilities and Shareholders’ Deficiency	$372,980	$334,205

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Statement of Shareholders’ Deficiency and Comprehensive Loss

				Notes		Accumulated
			Capital In	Receivable		Other
	Common	Preferred	Excess of	from Common	Accumulated	Comprehensive
	Stock(*)	Stock(**)	Par Value	Stock Sales	Deficit	Loss	Total
	(in thousands, except for share data)
Balance at December 31, 2002	$278	$—	$59,941	$(1,560)	$(106,265)	$(94,174)	$(141,780)
Net loss	—	—	—	—	(49,513)	—	(49,513)
Minimum pension liability	—	—	—	—	—	(16,192)	(16,192)
Derivative financial instruments	—	—	—	—	—	(1,889)	(1,889)
Total comprehensive loss							(67,594)
Other	—	—	143	—	—	—	143
Balance at December 31, 2003	278	—	60,084	(1,560)	(155,778)	(112,255)	(209,231)
Net loss	—	—	—	—	(75,440)	—	(75,440)
Minimum pension liability	—	—	—	—	—	(8,461)	(8,461)
Derivative financial instruments	—	—	—	—	—	(1,467)	(1,467)
Total comprehensive loss							(85,368)
Notes receivable from common stock sales	—	—	—	1,491	—	—	1,491
Balance at December 31, 2004	278	—	60,084	(69)	(231,218)	(122,183)	(293,108)
Net loss	—	—	—	—	(2,706)	—	(2,706)
Minimum pension liability	—	—	—	—	—	(31,156)	(31,156)
Derivative financial instruments	—	—	—	—	—	5,211	5,211
Total comprehensive loss							(28,651)
Notes receivable from common stock sales	—	—	—	20	—	—	20
Balance at June 1, 2005	$278	$—	$60,084	$(49)	$(233,924)	$(148,128)	$(321,739)

(*)             Common Stock—$0.01 par value; 60,000,000 shares authorized at June 1, 2005, and December 31, 2004, 2003 and 2002.

(**)       Preferred Stock—$0.01 par value; 2,000,000 shares authorized at June 1, 2005, and December 31, 2004, 2003 and 2002.

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Statements of Cash Flows

	Period
	January 1, 2005
	through	Year ended December 31,
	June 1, 2005	2004	2003
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,706)	$(75,440)	$(49,513)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items, net	(887)	129,520	115,063
Depreciation and amortization of property and equipment	3,768	8,122	7,098
Deferred income taxes	245	589	—
Pension and postretirement benefit cost	9,824	21,548	15,556
Other operating activities, net	—	1,201	161
Changes in operating assets and liabilities:
Restricted cash	(9,546)	4,864	(29,564)
Accounts receivable	(12,315)	13,581	(8,809)
Spare parts and supplies	(2,384)	(44)	(5,276)
Prepaid expenses and other current assets	6,492	(11,839)	(9,290)
Accounts payable	(4,713)	(1,769)	14,389
Air traffic liability	36,932	18,609	(9,801)
Accrued liabilities	6,427	(16,478)	15,690
Other assets and liabilities, net	(5,857)	(38,220)	(16,660)
Net cash provided by operating activities before reorganization activities	25,280	54,244	39,044
Reorganization Activities:
Professional fees paid and other	(6,070)	(20,709)	(14,026)
Interest on accumulated cash balances	1,579	2,649	728
Net cash used in reorganization activities	(4,491)	(18,060)	(13,298)
Net cash provided by operating activities	20,789	36,184	25,746
Cash Flows From Investing Activities:
Additions to property and equipment	(12,978)	(13,673)	(7,445)
Proceeds from sales of property and equipment	—	—	12
Net cash used in investing activities	(12,978)	(13,673)	(7,433)
Cash Flows From Financing Activities:
Proceeds on notes receivable from sales of common stock	20	1,491	—
Repayments of long-term debt and capital lease obligations	(302)	(1,083)	(2,492)
Net cash provided by (used in) financing activities	(282)	408	(2,492)
Net Increase in Cash and Cash Equivalents	7,529	22,919	15,821
Cash and Cash Equivalents—Beginning of Period	110,647	87,728	71,907
Cash and Cash Equivalents—End of Period	$118,176	$110,647	$87,728

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements

1.                 Business and Organization

Hawaiian Airlines, Inc. (Hawaiian), a wholly-owned subsidiary of Hawaiian Holdings, Inc. (Holdings), was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the total number of scheduled miles flown by revenue passengers in 2005, is the largest airline headquartered in Hawaii. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to eight Western United States cities (Transpacific). Hawaiian also provides daily direct service to four of the six major islands and directly through an arrangement with Island Air to two of the six major islands of the State of Hawaii (Interisland) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (South Pacific) and Sydney, Australia. Charter service is also provided from Honolulu to Anchorage, Alaska (Charter). Hawaiian operates a fleet of 11 Boeing 717-200 aircraft for its Interisland routes, and a fleet of 14 Boeing 767-300ER aircraft for its Transpacific, South Pacific and Charter routes.

2.                 Bankruptcy Filing, Liquidity and Going Concern

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

On March 11, 2005, Holdings, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, HHIC, and RC Aviation (which is currently the largest shareholder of Holdings), sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, Inc. (HHIC), a wholly-owned subsidiary of Holdings, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc., a Delaware corporation.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The following table briefly summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Non Current Obligations	Common Stock of Holdings
Unclassified	Unsecured Priority Tax Claims	In cash, paid in twenty-four (24) equal quarterly installments.	$1.2	$29.5	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	31.7	—	—
Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of Holdings based on a stock value of $6.16 per share, and subordinated convertible notes of Holdings.	27.0	60.0	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—
Class 7 (Impaired/ Unimpaired)	Equity Interests

Holders of equity interests in
Hawaiian shall retain their interests
in the reorganized Hawaiian,
without modification or alteration
by the Joint Plan. However,
Holdings was required to issue new
common stock to creditors of
Hawaiian, which resulted in a
dilution of the ownership interest
of Holdings’ common shareholders.

		Total	$63.0	$90.7	$87.0

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings’ common stock to the holders of aircraft lease related claims, a private placement by Holdings of $60.0 million in subordinated convertible notes, and the Senior Credit Facility and Term B Credit Facility of Hawaiian described in Note 7.

3.                 Summary of Significant Accounting Policies

Basis of Presentation

Hawaiian is a predecessor of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (SEC). As a result, financial information of Hawaiian, prepared in accordance with Regulation S-X of the SEC, up until the point at which Hawaiian was reconsolidated by Holdings, is included in the accompanying financial statements and in the Annual Report on Form 10-K of Holdings for the year ended December 31, 2005. The accompanying financial statements, prepared as of and through June 1, 2005, do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occuring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

The accompanying financial statements are prepared in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian’s reorganization and restructuring are reported separately as reorganization items in the statements of operations. The statements of financial position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

Routine maintenance and repairs are charged to operations as incurred, except that maintenance and repairs under power by the hour maintenance agreements are accrued and expensed on the basis of hours flown. Scheduled airframe inspections and overhauls are capitalized and amortized over the lesser of seven years (generally the time until the next such scheduled event) or the remaining lease term of the aircraft. Modifications that significantly enhance the operating performance or extend the useful lives of owned and leased property and equipment are capitalized and amortized over the lesser of the estimated useful life of the modification or the lease term.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

Hawaiian emerged from a previous Chapter 11 bankruptcy on September 12, 1994. Under fresh start reporting, the reorganization value of the entity was allocated to Hawaiian’s assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of Hawaiian is reflected as reorganization value in excess of amounts allocable to identifiable assets (excess reorganization value) in the accompanying balance sheets. Excess reorganization value is not amortized but is instead subject to annual impairment tests. During the period January 1 through June 1, 2005 and the year ended December 31, 2004, excess reorganization value was reduced by $0.2 million and $0.6 million, respectively, representing the current year tax benefit of the utilization of net operating loss carryforwards arising prior to the previous Chapter 11 bankruptcy.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

Advertising Costs

Hawaiian expenses advertising costs as incurred. Advertising expense was $4.6 million, $7.7 million, and $4.6 million for the period January 1, 2005 through June 1, 2005 and the years ended December 31, 2004 and 2003, respectively.

Notes Receivable from Sale of Stock

In September 1996, $1.9 million in full recourse, interest-bearing notes were received from option holders who exercised options to purchase 592,500 shares of Hawaiian’s common stock. The notes are classified as a reduction in shareholders’ deficiency. During the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004, $20,000 and $1.5 million, respectively, of the notes were repaid.

Stock Option Plans

Hawaiian accounts for stock options issued by Hawaiian and by Holdings related to Hawaiian’s participation in the stock-based compensation plans of Holdings in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if at the date of the grant the exercise price of the stock option is at or above the fair market value of the underlying stock.

Hawaiian has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. As required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for employee stock options and awards granted using the fair value method

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

prescribed by SFAS 123. The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the period January 1, 2005 to June 1, 2005, and for the years ended December 31, 2004 and 2003. The fair values for the stock options were estimated at the dates the options were granted using a Black-Scholes-Merton option pricing model and the following assumptions: expected dividend yield of 0%; expected volatility of 55.0%; risk-free interest rates of between 3.97% to 5.27%; and expected lives of 10 years (in thousands).

	Period
	January 1, 2005
	through	Year ended December 31,
	June 1, 2005	2004	2003
Net loss—as reported	$(2,706)	$(75,440)	$(49,513)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	53	318	376
Pro forma net loss	$(2,759)	$(75,758)	$(49,889)

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

Reclassifications

Certain prior years’ amounts were reclassified to conform to the current period’s presentation.

4.                 Stabilization and Supplemental Appropriations Acts

In April 2003, President Bush signed into law the Emergency Wartime Supplemental Appropriations Act (the Supplemental Appropriations Act), a supplemental appropriations bill that included reimbursement to U.S. air carriers for their proportional share of passenger and air carrier security fees paid or collected by U.S. air carriers as of the date of enactment of the legislation, together with other items. In 2003 Hawaiian received and recognized a $17.5 million special credit to operating expenses under the Supplemental Appropriations Act.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

5.                 Reorganization Items, net

Reorganization items, net represents amounts incurred as a direct result of Hawaiian’s Chapter 11 filing and are presented separately in the statements of operations. Reorganization items, net for the period January 1, 2005 through June 1, 2005, and for the years ended December 31, 2004 and 2003 consisted of the following (in thousands):

	Period
	January 1, 2005
	through	Year ended December 31,
	June 1, 2005	2004	2003
Deficiency claims and related charges (See Note 6)	$(5,418)	$111,189	$96,915
Professional fees	6,070	20,709	14,026
Interest on accumulated cash balances	(1,579)	(2,649)	(728)
Other	40	271	4,850
Total reorganization items, net	$(887)	$129,520	$115,063

In 2003, under the terms of the revised lease agreements with AWAS (formerly Ansett Worldwide Aviation Services, Inc.) for seven Boeing 767 aircraft, Hawaiian surrendered security deposits totaling $5.8 million and agreed that AWAS’ deficiency claims related to the revised and cancelled leases would be $91.1 million. In 2004, AWAS filed an amended proof of claim for the revised leases of $89.0 million. Additionally, Hawaiian agreed to AWAS’ $18.5 million deficiency claim, net of a surrendered lease security deposit of $0.3 million, for the cancelled delivery of one Boeing 767 aircraft in 2003. As a result of these agreements, Hawaiian recognized reorganization expense of $16.4 million and $96.9 million during the years ended December 31, 2004 and 2003 respectively. The agreed deficiency claims have been classified as liabilities subject to compromise in the accompanying balance sheets.

In 2004, Hawaiian, BCC Equipment Leasing Corporation (BCC), and Holdings entered into an agreement that provided for the assumption and modification of the lease terms for three Boeing 767 and 11 Boeing 717 aircraft. Under the terms of the agreement, and in settlement of all claims with respect to the lease revisions, cancelled delivery of one Boeing 767 aircraft in 2003, and rejection of two Boeing 717 aircraft in late 2003 and early 2004, Hawaiian agreed that the BCC deficiency claim would be $66.5 million and Hawaiian’s monthly rentals on the eleven Boeing 717 aircraft leased from BCC were increased. As a result of this agreement, Hawaiian recognized reorganization expense of $96.6 million during the year ended December 31, 2004, consisting of the agreed-upon claim, the present value of the additional monthly rentals, and the write-off of deferred aircraft rent and financing costs related to the previous lease agreements. The agreed deficiency claim has been classified as liabilities subject to compromise in the accompanying balance sheets.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

6.   Liabilities Subject to Compromise

Under the Bankruptcy Code, pre-petition obligations generally can not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. Hawaiian received approval from the Bankruptcy Court to: (i) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (ii) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (iii) honor customer service programs, including the HawaiianMiles program and ticketing policies; (iv) honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; and (v) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above, which consisted primarily of lease-related claims and pre-petition accounts payable, were classified as liabilities subject to compromise in the accompanying balance sheet and were settled under the Joint Plan (in thousands).

	June 1, 2005	December 31, 2004
Debt	$1,475	$1,490
Capital leases	1,108	1,334
Accounts payable and accrued liabilities	32,872	34,865
Deficiency Claims	174,006	177,006
Total Liabilities Subject to Compromise	$209,461	$214,695

Included in liabilities subject to compromise is a claim for approximately $6.4 million from American Airlines (American) for unpaid pre-petition aircraft rent and maintenance charges. In January 2006, Hawaiian and American negotiated a settlement of this claim which was approved by the Bankruptcy Court in February 2006. On March 10, 2006, the settlement of this claim became final and irrevocable. The claim has been recorded at the settlement amount as of June 1, 2005. The difference of $4.9 million between the amount initially recorded for this claim and the settlement amount was credited to reorganization items, net, in the statement of operations for the period ended June 1, 2005.

7.   Long-Term Debt

Long-term debt at June 1, 2005 consisted primarily of 5.00% unsecured note payables to the Internal Revenue Service related to the settlement of certain pre-petition and administrative tax claims (see Note 10).

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

At June 1, 2005, the estimated maturities of long-term debt (excluding long-term debt classified as liabilities subject to compromise at June 1, 2005) are as follows (in thousands):

June 1, 2005
Remainder of 2005	$2,091
2006	4,463
2007	4,692
2008	4,920
2009	5,169
2010	5,434
Thereafter	2,821
29,590
Less current portions	4,295
Long-term debt	$25,295

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the senior lenders (the Senior Credit Facility). Indebtedness under the Senior Credit Facility is secured by substantially all of Hawaiian’s assets. The Senior Credit Facility provides Hawaiian with a $50.0 million senior secured credit facility comprised of (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on Hawaiian’s eligible accounts receivable, eligible spare parts, eligible ground equipment and collections, with a $15.0 million sublimit for letters of credit and up to $5.0 million in swing loans, and (ii) a $25.0 million term loan payable with quarterly principal payments of $2.1 million each to June 1, 2008. Indebtedness under the Senior Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the base rate (Wells Fargo Bank’s published prime rate) plus the base rate margin (150 basis points), and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus the LIBOR rate margin, as defined in the Senior Credit Facility. The interest rate shall at no time be less than 5.0% per annum and is subject to adjustment. The Senior Credit Facility includes customary covenants for lending transactions of this type including minimum EBITDA (earnings before interest, taxes and depreciation and amortization, adjusted for extraordinary non-cash charges and credits), excess availability and leverage ratio financial covenants. The Senior Credit Facility matures on June 2, 2008.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the junior lenders (the Term B Credit Facility). The Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10% per annum, with interest payable quarterly in arrears. The entire principal amount of the loan may be prepaid, subject to certain prepayment penalties as set forth in the Term B Credit Facility. The Term B Credit Facility includes customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Term B Credit Facility is secured by a lien on substantially all of Hawaiian’s assets, subordinate to the prior liens granted to the lenders under the Senior Credit Facility. The Term B Credit Facility matures on June 2, 2008.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

8.   Leases

Hawaiian leases aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, as defined in SFAS No. 13, “Accounting for Leases”, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term, as defined, or the useful life of the asset. Hawaiian’s leases do not include residual value guarantees.

Aircraft Leases

At June 1, 2005 and December 31, 2004, Hawaiian leased all of its aircraft under long-term operating leases. The aircraft fleet in service on those dates was as follows:

Aircraft Type	June 1, 2005	December 31, 2004
767-300ER	14	14
717-200	11	11
Total	25	25

Hawaiian currently leases seven Boeing 767 aircraft from AWMS I, an affiliate of AWAS, formerly Ansett Worldwide Aviation Services, Inc., (AWAS), four Boeing 767 aircraft from International Lease Finance Corporation (ILFC), three Boeing 767 aircraft from BCC Equipment Leasing Corporation, an affiliate of Boeing Capital Corporation (BCC), and 11 Boeing 717 aircraft from Wells Fargo Bank Northwest, N.A., as owner trustee for the benefit of BCC as owner participant. Under these lease agreements, Hawaiian is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are negotiated amounts that are paid by Hawaiian to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once Hawaiian successfully completes such qualified scheduled airframe, engine and landing gear overhauls. Hawaiian’s aircraft lease agreements also contain provisions routinely included in aircraft lease agreements, including in some cases stipulated loss values and termination values. Stipulated loss values are negotiated amounts that must be paid by Hawaiian to the aircraft lessor upon the occurrence of certain aircraft loss events. Termination values are negotiated amounts that must be paid by Hawaiian to terminate the lease.

Hawaiian’s leases with AWAS allow AWAS to terminate the leases early, after not less than 180 days prior notice to Hawaiian, beginning on March 21, 2007. AWAS can terminate up to two of the leases between March 21, 2007 and September 20, 2007, up to three of the leases between September 21, 2007 and March 20, 2008, and up to two of the leases between March 21, 2008 and September 20, 2009. After September 20, 2009, AWAS can terminate any or all seven of the leases on not less than 180 days prior notice. If AWAS exercises any or all of its early termination options, Hawaiian is responsible for the rents due under the subject leases until the aircraft are returned to AWAS (or its designees) and for the aircraft return provisions prescribed in the lease agreements.

Under the terms of certain of Hawaiian’s lease agreements, Hawaiian is prohibited from (i) applying any of its funds, property or assets to the purchase, repurchase, redemption, defeasance, sinking fund or other retirement of any shares of its capital stock, or of any warrants, options or other rights to purchase or

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

acquire any shares of its capital stock, which are beneficially owned by a restricted person (as defined in the agreements); (ii) making any payment of a claim for the rescission of the purchase or sale of, or for damages arising from the purchase or sale of, any shares of capital stock of Holdings, Hawaiian or any direct or indirect subsidiary of Holdings, other than a payment of claim arising out of an indemnification obligation to an officer or director of Holdings or Hawaiian or any of their subsidiaries, and permitted by such entity’s certificate of incorporation or bylaws as in effect on the date hereof; or (iii) making any payment, loan, contribution or other transfer of funds, property or other assets in excess of $100,000 during any twelve month period to any restricted person, other than payment of reasonable compensation in the ordinary course of business that has been approved by the compensation committee of the board of directors.

Other Leases

Hawaiian leases office space for its headquarters, airport facilities, ticket offices and certain ground equipment under leases with various terms through 2016.

General

Rent expense for aircraft, airport facility and office space and other property and equipment was $49.2 million, $120.3 million and $126.7 million for the period January 1, 2005 through June 1, 2005, and the years ended December 31, 2004 and 2003, respectively.

The following table sets forth Hawaiian’s scheduled future minimum lease commitments under capital and operating leases as of June 1, 2005. This table reflects the amended terms of Hawaiian’s aircraft leases with BCC, AWAS and International Lease Finance Corporation (ILFC), but it does not include any amounts for the rejected 717 and DC-10 leases or any of the deficiency claims associated with such leases amended or rejected by Hawaiian subsequent to the bankruptcy filing (in thousands).

	Capital	Operating Leases
	Leases	Aircraft	Other
Remainder of 2005	$248	$53,018	$2,431
2006	242	98,588	4,127
2007	137	99,288	3,438
2008	102	104,558	3,268
2009	102	105,803	3,143
2010	102	105,573	2,636
Thereafter	636	822,345	15,425
	1,569	$1,389,173	$34,468
Less amounts representing interest	450
Present value of minimum capital lease payments	1,119
Less current portions of capital lease obligations	270
Long-term capital lease obligations	$849

A portion of Hawaiian’s capital lease obligations are included in liabilities subject to compromise as of June 1, 2005 and December 31, 2004.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The net book value of property held under capital leases as of June 1, 2005 and December 31, 2004 was $2.7 million and $2.9 million, respectively. Amortization of property acquired under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

9.   Financial Instruments and Risk Management

Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the short maturity of those instruments.

The fair value of Liabilities Subject to Compromise approximate the carrying amount due to their short-term maturity and settlement under the Joint Plan providing for payment in full of all allowed claims including unsecured claims upon emergence.

The fair value of the 5% unsecured notes payable to the Internal Revenue Service was approximately $27.1 million as of June 1, 2005 based on the discounted amount of future cash flows the Company’s then current incremental rate of borrowing for similar liabilities.

Fuel Risk Management

Hawaiian has adopted a comprehensive fuel hedging program that provides it with flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuel forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge a portion of our anticipated aircraft fuel needs. Hawaiian does not hold or issue derivative financial instruments for trading purposes. The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of exposure resulting from the use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments.

During 2004, Hawaiian reinstated its fuel hedging program through the use of heating oil forward contracts traded on the New York Mercantile Exchange (NYMEX) for approximately 40% to 45% of its estimated fuel consumption. Hawaiian’s NYMEX heating oil contracts were liquidated in May 2005, and Hawaiian received cash proceeds of $3.8 million. The forward contracts had previously qualified as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133); as a result, the realized gain was deferred by Hawaiian as a component of other comprehensive income as of June 1, 2005.

Hawaiian accounted for the heating oil forward contracts as cash flow hedges. They were recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged was used. Hawaiian measured fair value of its derivatives based on quoted market prices. The ineffective portion of a change in the fair value of the forward contracts was immediately recognized in earnings as a component of non-operating income (loss). During the period January 1, 2005 through June 1, 2005, and year ended December 31, 2004, Hawaiian recognized $(0.5) million and $0.4 million, respectively, in nonoperating income (expense) related to the ineffectiveness of its hedges. There was no such income or loss recognized in 2003. For the period January 1, 2005 through June 1, 2005, and the years ended December 31, 2004 and 2003, Hawaiian realized net gains of $2.0 million, $2.1 million, and

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

$1.9 million, respectively, as a component of aircraft fuel expense on liquidated contracts designated as hedges. Based upon Hawaiian’s derivative positions as of December 31, 2004, realized gains of $0.4 million and unrealized losses of $1.9 million were recognized as other comprehensive income in the balance sheet as of December 31, 2004.

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

Hawaiian does not require collateral or other security to support its derivative financial instruments. Therefore, Hawaiian is exposed to credit risk to the extent of the positive fair value of its jet fuel forward contracts in the event the counterparty fails to meet its obligations; however, Hawaiian does not expect the counterparty to fail to meet its obligations.

10.   Income Taxes

The significant components of the income tax provision were (in thousands):

	Period January 1, 2005 through June 1, 2005	2004	2003
Current
Federal	$14,904	$12,311	$10,100
State	3,423	3,916	2,844
	18,327	16,227	12,944
Deferred
Federal	$245	$589	$—
State	—	—	—
	245	589	—
Provision for income taxes	$18,572	$16,816	$12,944

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

Cash payments for federal and state income taxes were $0.4 million and $36.5 million during the period January 1, 2005 through June 1, 2005, and the year ended December 31, 2004, respectively.

Income tax expense for the period January 1, 2005 through June 1, 2005 and the years ended December 31, 2004 and 2003 differs from the “expected” tax expense (benefit) for that year computed by applying the respective year’s U.S. federal corporate income tax rate to income (loss) before income taxes as follows (in thousands):

	Period January 1, 2005 through June 1, 2005	2004	2003
Computed “expected” tax benefit	$5,553	$(20,518)	$(12,799)
State income taxes, net of federal income tax	1,282	(2,931)	(1,828)
Change in deferred tax valuation allowance	8,571	35,117	26,101
Non-deductible reorganization costs	802	4,324	—
Other	2,364	824	1,470
	$18,572	$16,816	$12,944

The tax effects of temporary differences that give rise to significant portions of Hawaiian’s deferred tax assets and deferred tax liabilities at June 1, 2005 and December 31, 2004 are presented below (in thousands):

	January 1, 2005 through June 1, 2005	2004
Deferred tax assets:
Leases	$96,577	$94,836
Accumulated pension and other postretirement benefits	67,280	53,606
Air traffic liability	20,097	11,189
Net operating loss carryforwards	2,697	2,942
Other	6,982	11,101
Total gross deferred tax assets	193,633	173,674
Less valuation allowance on deferred tax assets	(185,950)	(167,246)
Net deferred tax assets	7,683	6,428
Deferred tax liabilities:
Plant and equipment, principally due to accelerated depreciation	$(7,683)	$(6,428)
Total deferred tax liabilities	(7,683)	(6,428)
Net deferred taxes	$—	$—

Utilization of Hawaiian’s deferred tax assets is predicated on Hawaiian being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. Due to management’s determination that it is more likely than not that

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

Hawaiian’s net deferred tax assets will ultimately not be realized, Hawaiian recognized a full valuation allowance on all net deferred tax assets recorded during the period January 1, 2005 through June 1, 2005, and the years ended December 31, 2004 and 2003. As a result, the valuation allowance for deferred tax assets increased by $18.7 million, $48.6 million, and $34.3 million during the period January 1, 2005 through June 1, 2005, and the years ended December 31, 2004 and, 2003, respectively. These increases include amounts in all periods presented that impact the provision (benefit) for income taxes, other comprehensive loss and excess reorganization value.

Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (IRC Section 382). IRC Section 382 places an annual limitation on the amount of income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain “built-in” income items. This new limitation applies to all net operating losses incurred prior to the ownership change. As of June 1, 2005, Hawaiian had total net operating loss carryforwards of approximately $7.7 million to offset future taxable income, all of which were generated prior to Hawaiian’s previous bankruptcy. If not utilized to offset future taxable income, the net operating loss carryforwards will expire between the years 2005 and 2009. During the period ended June 1, 2005, Hawaiian utilized $0.7 million of the net operating loss carryforwards and excess reorganization value was reduced by the resulting $0.2 million benefit.

During 2003, the Internal Revenue Service (the IRS) commenced an audit of Hawaiian, covering taxes for income, fuel excise, and other matters. On June 30, 2004, the IRS filed a proof of claim in the amount of $128.9 million. Of that amount, approximately $88.4 million was asserted by the IRS to constitute a priority tax claim under section 507(a)(8) of the Bankruptcy Code. The priority claim consisted of two components: (i) excise taxes on aviation fuel consumed on flights over international waters, which Hawaiian claimed were not subject to the United States fuel excise tax; and (ii) income adjustments for the years 2001 and 2002 related primarily to the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, deductions taken by Hawaiian in 2001 for certain DC-9 aircraft, and tax change in ownership limitations under IRC Section 382 on certain net operating loss carryforwards utilized in 2001. The balance of the claim represented penalties proposed by the IRS arising from the fuel excise tax matter referred to above. The IRS subsequently amended its claim on several occasions.

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS’s penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the net operating loss issue. Under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments. As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, in May 2005, Hawaiian issued two, 5% notes payable to the IRS totaling approximately $29.5 million, which are included in long-term debt. Under the terms of these notes, Hawaiian will make quarterly payments of $1.4 million to the IRS through the second quarter of 2011. This obligation is included in long-term debt. After considering the additional deductions available to Hawaiian in its 2003 and 2004 tax returns arising from the income adjustments agreed to with the IRS for the two

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

years under audit, the results of the IRS audit of Hawaiian’s 2001 and 2002 tax returns did not have a material impact on Hawaiian’s financial position, results of operations and liquidity as of December 31, 2004. However, Hawaiian increased its valuation allowance by approximately $7.1 million during the second quarter of 2005 due to a determination, based on developments during that quarter in the on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. The Company cannot currently determine the impact of any potential assessments by the IRS on the Company’s financial position, results of operations and liquidity.

11.   Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering ALPA, the International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots’ plan is funded based on minimum requirements under the Employee Retirement Income Security Act of 1974 (ERISA), but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits, and cash management and mutual funds.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was enacted to provide a prescription drug benefit as well as a federal subsidy to sponsors of certain retiree health care benefit plans. FASB Staff Position No. 106-2, which was issued in May 2004 in response to the Medicare Act, requires that the effects of the federal subsidy be considered an actuarial gain and recognized in the same manner as other actuarial gains and losses. Hawaiian’s net periodic postretirement benefit cost for 2004 does not reflect the effects of the Medicare Act. The accumulated postretirement benefit obligation (APBO) for the postretirement benefit plan was remeasured at December 31, 2004, to reflect the effects of the Medicare Act, which resulted in a reduction in the APBO of $2.6 million.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the accompanying balance sheets as of June 1, 2005 and December 31, 2004 (in thousands):

	Pension Benefits		Other Benefits
	June 1, 2005	2004	June 1, 2005	2004
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$323,661	$304,495	$47,458	$34,683
Service cost	3,390	8,753	1,128	1,610
Interest cost	7,665	18,235	1,216	2,060
Assumption changes	19,020	(679)	4,538	12,656
Curtailment	—	—	(1,357)	—
Actuarial (gain) loss	(644)	6,277	3,581	(2,237)
Benefits paid	(5,953)	(13,420)	(614)	(1,314)
Projected benefit obligation at end of year	$347,139	$323,661	$55,950	$47,458
Change in plan assets
Fair value of assets at beginning of year	$194,191	$162,452	$—	$—
Actual gain on plan assets	1,171	15,747	—	—
Employer contribution	12,696	29,412	614	1,314
Benefits paid	(5,953)	(13,420)	(614)	(1,314)
Fair value of assets at end of year	$202,105	$194,191	$—	$—

	Pension Benefits		Other Benefits
	June 1, 2005	2004	June 1, 2005	2004
Funded status
Funded status—underfunded	$(145,034)	$(129,470)	$(55,950)	$(47,458)
Unrecognized actuarial net loss	160,822	139,466	19,119	12,841
Unrecognized prior service cost	—	—	1,047	1,139
Net amount recognized	$15,788	$9,996	$(35,784)	$(33,478)
Amounts recognized in the accompanying balance sheets Funded status
Accrued benefit liability	$(136,084)	$(110,720)	$(35,784)	$(33,478)
Accumulated other comprehensive loss	151,872	120,716	—	—
Net amount recognized	$15,788	$9,996	$(35,784)	$(33,478)
Weighted average assumptions at end of year
Discount rate	5.00%	5.75%	5.00%	5.75%
Expected return on plan assets	8.00%	8.00%	Not applicable	Not applicable
Rate of compensation increase	Various *	Various *	Not applicable	Not applicable

*                    Differs for each pilot. For pilots over age 50 as of July 1, 2005, $168,000 at retirement, indexed 1.0% per year from 2005. For pilots under age 50 as of July 1, 2005, compensation was assumed to increase according to negotiated pay increases, and changes in pay grades, aircraft and seat position, until January 1, 2008, indexed at 1% per year. The rate of compensation increase is not applicable to the frozen plans.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

At June 1, 2005 and December 31, 2004, the health care cost trend rate was assumed to be 9.50% for 2005, decreasing down each year thereafter, to an ultimate rate of 4.75% in 2014. A one-percentage point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$417	$(335)
Effect on postretirement benefit obligation	9,286	(7,543)

Assumption changes, for both pension and other benefits, relate primarily to reductions in the discount rate used to value the pension obligations as of June 1, 2005 and December 31, 2004, which resulted in a significant increase in the projected benefit obligation in both years.

The accumulated benefit obligation for Hawaiian’s defined benefit pension plans was $338.2 million and $304.9 million as of June 1, 2005 and December 31, 2004, respectively. To the extent that the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability must be recognized on the balance sheet. Accordingly, Hawaiian recognized an additional amount (the minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, minimum pension liability adjustments are recognized through accumulated other comprehensive income (loss), rather than through the statement of operations. The minimum pension liability increased shareholders’ deficiency by $151.9 million and $120.7 million as of June 1, 2005 and December 31, 2004, respectively.

The following table sets forth the net periodic benefit cost for the period January 1 through June 1, 2005 and the years ended December 31, 2004 and 2003 (in thousands):

	Pension Benefits			Other Benefits
	January 1 through June 1, 2005	2004	2003	January 1 through June 1, 2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$3,390	$8,753	$8,181	$1,128	$1,610	$1,576
Interest costs	7,665	18,235	17,105	1,215	2,060	1,776
Expected return on plan assets	(6,987)	(17,267)	(16,790)	—	—	—
Amortization of prior service cost	—	—	—	92	221	227
Recognized net actuarial loss (gain)	2,836	7,848	4,763	485	88	(50)
Curtailment and termination benefits	—	—	—	—	—	(1,232)
Net periodic benefit cost	$6,904	$17,569	$13,259	$2,920	$3,979	$2,297

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

Plan assets consist primarily of equity and fixed income securities. As of June 1, 2005 and December 31, 2004, the asset allocation percentages by category were as follows:

	June 1, 2005	2004
U.S. equities	43%	44%
Fixed income	9%	33%
International equities	10%	10%
Other	38%	13%
	100%	100%

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan’s assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Hawaiian’s expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The target allocation of assets is as follows:

	Percent of Total	Expected Long-Term Rate of Return
U.S. equities	50%	10%
Fixed income	30%	4%
International equities	10%	10%
Other	10%	8%
	100%

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants, ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots’ plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan. Contributions to the flight attendants’ plan are funded currently and totaled approximately $1.1 million for the period from January 1, 2005 through June 1, 2005, $2.3 million in 2004 and $2.2 million in 2003. Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $1.6 million for the period from January 1, 2005 through June 1, 2005, $3.5 million in 2004 and $3.3 million in 2003.

12.          Stock Compensation and Stock Options

Stock Compensation

Holdings set aside 1.5 million shares of its common stock in a pool for allocation between the time of Hawaiian’s emergence from bankruptcy and May 2007 among employees of Hawaiian (other than officers) or to their accounts in Hawaiian’s 401(k) or similar deferred compensation plans. The shares will be allocated pursuant to formulas set forth in the agreement.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

Stock Option Plans

Under the 1994 Stock Option Plan, 600,000 shares of common stock were reserved for grants of options to officers and key employees of Hawaiian. Under the 1996 Stock Incentive Plan, as amended, 4,500,000 shares of common stock were reserved for issuance of discretionary grants of options to Hawaiian’s employees. Hawaiian also had a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of common stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Stock options are granted with exercise prices equal to the common stock’s fair market values at the grant dates, generally vest over a period of four years and expire, if not previously exercised or cancelled, ten years from the date of grant. Holdings assumed sponsorship of the then-existing Hawaiian stock option plans in 2002. As a result, the outstanding options became exercisable into shares of Holdings common stock upon the same terms and conditions as they were previously exercisable into shares of Hawaiian common stock. Hawaiian had no stock options outstanding during 2005, 2004 or 2003.

Other

No dividends were paid by Hawaiian during the period January 1, 2005 through June 1, 2005, or during the years ended December 31, 2004 and 2003.

13.          Commitments and Contingent Liabilities

Litigation and Contingencies

Hawaiian is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon Hawaiian’s financial statements. Furthermore, Hawaiian’s Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against Hawaiian or its property to recover on, collect or secure a claim arising prior to the Petition Date.

Los Angeles Airport Operating Terminal

In December 1985, Hawaiian entered into an agreement with other airlines (as amended in September 1989) for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities). Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

14.          Stock Repurchases, Related Party Transactions and Related Litigation

On May 31, 2002, Hawaiian commenced a tender offer to purchase for cash up to 5,880,000 shares of its common stock at a price of $4.25 per share, representing a potential purchase of approximately 17.5% of Hawaiian’s outstanding common stock as of that date (the Self-Tender). The Self-Tender was substantially oversubscribed and terminated without extension on June 27, 2002. Hawaiian accepted 5,880,000 properly tendered shares on a pro rata basis with a proration factor of approximately 22.12%. Payment for accepted shares of $25.0 million was made on July 8, 2002.

Included in other operating expenses for the year ended December 31, 2003 is $0.2 million related to a services agreement with Smith Management LLC, whereby Hawaiian paid $2.0 million to Smith Management LLC for specified corporate, financial and tax services provided to Hawaiian through March 31, 2002, and $75,000 per month for such services thereafter. Mr. John W. Adams, Hawaiian’s Chairman and Chief Executive Officer at that time, is also the president of Smith Management LLC.

Prior to the appointment of the bankruptcy trustee, Hawaiian paid certain expenses on behalf of Holdings, generally relating to Holdings’ obligations as a public company. In addition, Hawaiian transferred $500,000 to Holdings immediately prior to Hawaiian’s bankruptcy filing. These transactions resulted in an aggregate receivable from Holdings of $1.4 million as of June 1, 2005 and December 31, 2004, which was fully reserved by Hawaiian.

On November 28, 2003, the bankruptcy trustee filed a complaint (the Complaint) with the Bankruptcy Court, naming Mr. Adams, AIP, Airline Investors Partnership, L.P. and Smith Management LLC (collectively, the Adams Defendants) and Holdings, as defendants. The Complaint asserted various counts based on corporate actions including claims alleging, inter alia, fraudulent transfer claims under the Bankruptcy Code and Hawaii law; avoidance and recovery of preference under the Bankruptcy Code; unlawful distribution under Hawaii law; violations of the duties of care and loyalty under Hawaii law; and unjust enrichment under Hawaii law. The factual allegations relate to the Self-Tender; payments made by Hawaiian to Smith Management; $200,000 in compensation paid by Hawaiian to Mr. Adams; and $500,000 transferred from Hawaiian to Holdings immediately prior to Hawaiian’s bankruptcy filing. Based on all of the claims in the Complaint, the Trustee sought in excess of $28 million, as well as punitive damages, prejudgment interest and the costs of the lawsuit. The Adams Defendants and Holdings served answers denying all material allegations of the Complaint on January 5, 2004 and on February 18, 2004, respectively. On December 17, 2004, Hawaiian and the Adams Defendants entered into a settlement agreement under which the Adams Defendants agreed to pay $3.6 million to Hawaiian in exchange for a release of Hawaiian’s claims. At a hearing held on February 24, 2005, the Bankruptcy Court approved the settlement agreement. The $3.6 million was paid to Hawaiian subsequent to the Effective Date of the Joint Plan.

During 2003, the SEC opened a formal, nonpublic investigation of Hawaiian and several of its then officers, including Mr. Adams, related to the Self-Tender. On March 13, 2004, Hawaiian announced that

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

the staff of the San Francisco District Office of the SEC was considering recommending that the SEC authorize a civil action against Mr. Adams and AIP for possible violations of securities laws related to the Self-Tender. On September 23, 2004, Hawaiian announced a settlement agreement with the SEC that resolves the SEC’s investigation of the Self-Tender, pursuant to which investigation the SEC concluded that the Self-Tender violated SEC rules relating to tender offers. Under the terms of the settlement, the SEC will not file any claim or seek any monetary penalties against Hawaiian, and Hawaiian pledges to comply with tender offer disclosure rules if it should ever again make a public tender offer.

15.          Concentration of Business Risk

Hawaiian’s scheduled service operations are primarily focused on providing air transportation service to, from, and throughout the Hawaiian Islands. Therefore, Hawaiian’s operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii.

16.          Segment Information

Substantially all of Hawaiian’s flights either originate or end in Hawaii. The management of the associated operations is based on a system-wide approach due to the interdependence of Hawaiian’s route structure in its various markets. As Hawaiian offers only one service, i.e., air transportation, management has concluded that it has only one segment. Hawaiian’s principal line of business, the scheduled and chartered transportation of passengers, constitutes more than 90% of its operating revenue. The table below delineates Hawaiian’s scheduled and chartered passenger revenue for the following periods (in thousands):

	Period January 1, 2005 through	Year ended December 31,
	June 1, 2005	2004	2003
Transpacific	$181,893	$448,934	$408,349
Interisland	88,843	214,468	197,629
South Pacific	19,104	36,095	20,829
Charter	5,914	7,280	23,070
	$295,754	$706,777	$649,877

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

17.          Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information (in thousands):

2005:	First Quarter	Period April 1, 2005 through June 1, 2005 (Restated)
Operating revenue	$189,344	$131,806
Operating income	8,373	3,697
Income before income taxes	869	14,997
Net income (loss)	364	(3,070)

2004:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenue	$177,831	$191,178	$210,819	$184,137
Operating income	15,741	18,220	32,142	4,980
Income (loss) before income taxes	11,984	14,742	(84,964)	(386)
Net income (loss)	7,233	9,181	(95,059)	3,205

In connection with the preparation of these annual financial statements, Hawaiian determined that certain adjustments should be made to the previously reported results for the period April 1, 2005 through June 1, 2005. The most significant adjustments were to wages and benefits expense (resulting primarily from decreases in pension and postretirement benefits expense), nonoperating expenses (resulting primarily from the settlement of the prepetition liability claim described in Note 6), and income taxes. The table below reconciles the adjusted financial information for the period April 1, 2005 through June 1, 2005, to the respective amounts previously reported in Hawaiian’s condensed financial statements included in the Quarterly Report on Form 10-Q of Holdings for the quarter ended June 30, 2005 (in thousands).

Period April 1, 2005 through June 1, 2005:	Operating revenue	Operating income	Income before income taxes	Net loss
As previously reported	$132,164	$1,832	$6,880	$(5,869)
Adjustments to passenger revenue	(358)	(358)	(358)	(358)
Adjustments to wages and benefits	—	2,325	2,325	2,325
Adjustments to other operating expenses	—	(102)	(102)	(102)
Adjustments to nonoperating income (expense), net	—	—	6,252	6,252
Income taxes	—	—	—	(5,318)
Restated	$131,806	$3,697	$14,997	$(3,070)

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2005, 2004 and 2003

COLUMN A	COLUMN B	COLUMN C ADDITIONS				COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2005	$1,219 (a)	(180)		—		(127	)(b)	$912
2004	$—	—		—		—		$—
2003	$1,305	—		—		1,305	(c)	$—
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2005	$—	631	(d)	—		(85)		$546
2004	$—	—		—		—		$—
2003	$830	10	(d)	—		820	(e)	$—
Valuation Allowance on Deferred Tax Assets
2005	$1,990	14,075		102,305	(f)	(2,332	)(g)	$116,038
2004	$588	1,402		—		—		$1,990
2003	$93,655	5,206		—		(98,273	)(h)	$588

(a)           Represents addition of $1,219 upon reconsolidation of Hawaiian on June 2, 2005

(b)          Doubtful accounts written off, net of recoveries

(c)           Includes the doubtful accounts written off, net of recoveries for $65 from January 1, 2003 to March 31, 2003 and elimination of $1,240 upon deconsolidation of Hawaiian on April 1, 2003

(d)          Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies

(e)           Relates to the elimination of Hawaiian’s and historical obsolescence reserve upon deconsolidation of Hawaiian on April 1, 2003

(f)    The increase of $97,448 relates to the reconsolidation of Hawaiian on June 2, 2005 and $4,857 relates to the change in minimum pension liability and derivative financial instruments in other comprehensive loss

(g)    Relates to the elimination of the Company’s valuation allowance on deferred tax assets upon reconsolidation of Hawaiian on June 2, 2005 credited to goodwill

(h)   Relates to the elimination of valuation allowance upon deconsolidation of Hawaiian on April 1, 2003

Schedule II—Hawaiian Airlines, Inc. (Debtor)
Valuation and Qualifying Accounts (in thousands)
Period from January 1, 2005 through June 1, 2005 and

Years Ended December 31, 2004 and 2003

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2005	$1,337	(180)	—		62	(a)	$1,219
2004	$1,940	30	—		(633	)(a)	$1,337
2003	$1,305	700	—		(65	)(a)	$1,940
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2005	$2,516	184	—		(45)		$2,655
2004	$1,523	1,055	—		(62)		$2,516
2003	$830	693	—		—		$1,523
Valuation Allowance on Deferred Tax Assets
2005	$167,246	8,571	10,378	(b)	(245	)(c)	$185,950
2004	$127,995	37,117	2,723	(b)	(589	)(c)	$167,246
2003	$93,655	26,101	8,239	(b)	—		$127,995

(a)           Doubtful accounts written off, net of recoveries

(b)   Relates to change in minimum pension liability and derivative financial instruments in other comprehensive loss

(c)    Relates to the utilization of net operating loss carryforwards credited to goodwill