Form 10-K/A
period 2005-12-31
HAWAIIAN HOLDINGS  INC
filed 2006-04-06
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.

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

As of March 31, 2006, 45,945,800 shares of Common Stock of the registrant were outstanding.

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is being filed to include Items 10 through 14 of Part III of the Annual Report on Form 10-K, which were omitted in reliance on General Instruction G(3) thereto. As used herein, the terms “Holdings”, “Company”, “we”, “our”, and “us” refer only to Hawaiian Holdings, Inc., and the term “Hawaiian” refers only to Hawaiian Airlines, Inc., Holdings’ sole operating subsidiary.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table presents the name, age and position of each member of our senior management, each of our current directors, and Mr. Sean Kim, who has recently been nominated by the International Association of Machinists and Aerospace Workers (the “IAM”) and who we expect to be appointed to our Board of Directors immediately following our annual meeting of stockholders on May 31, 2006. As described in greater detail in the section below entitled “Security Ownership of Certain Beneficial Owners and Management—Special Preferred Stock,” the  IAM, the Association of Flight Attendants (the “AFA”) and the Air Line Pilots Association (the “ALPA”) (collectively, the “Unions”) hold one share of our Series B Special Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred Stock, respectively, that, in accordance with our Amended By-Laws, entitle each Union to nominate one director.

Name	Age	Position(s)
Lawrence S. Hershfield	49	Chairman of the Board of Directors
Mark B. Dunkerley	42	Director, Chief Executive Officer and President
Peter R. Ingram	39	Executive Vice President, Chief Financial Officer and Treasurer
David Z. Arakawa	50	Secretary
Randall L. Jenson	37	Director
Gregory S. Anderson	49	Director
Donald J. Carty	59	Director
Thomas B. Fargo	57	Director
Bert T. Kobayashi, Jr.	66	Director
Eric C.W. Nicolai	46	Director (ALPA Designee)
William S. Swelbar	47	Director (AFA Designee)
Sean Kim	55	Director (IAM Designee)

Lawrence S. Hershfield. Mr. Hershfield has been the Chairman of our Board of Directors since July 2004. Mr. Hershfield served as our President and Chief Executive Officer from June 14, 2004 through June 2, 2005. He has been the Chief Executive Officer of Ranch Capital, LLC, which he founded to pursue investments in undervalued or distressed assets or companies, since October 2002. Since June 2004, he has been the Chief Executive Officer and President of RC Aviation Management, LLC, the managing member of RC Aviation LLC (“RC Aviation”). From August 2001 to September 2002, he was Chief Executive Officer and a Director of FINOVA Group Inc., a financial services company. From February 2001 to August 2001, Mr. Hershfield was Berkadia’s Liaison to FINOVA. Berkadia is a joint venture formed by Leucadia National Corporation and Berkshire Hathaway to oversee and fund FINOVA’s reorganization. From 1996 to 1998, Mr. Hershfield served as Chief Executive Officer, President and as a director of Pepsi International Bottlers. From 1995 to September 2002, Mr. Hershfield was President of Leucadia International Corporation, a wholly-owned subsidiary of Leucadia National Corporation. Mr. Hershfield received a B.S. in Biology from Bucknell University (1977) and has an M.B.A. from Stanford University Graduate School of Business (1981).

Mark B. Dunkerley. Mr. Dunkerley has been a member of our Board of Directors and the President and Chief Executive Officer of both Hawaiian and Holdings since June 2, 2005. He previously was President and Chief Operating Officer of Hawaiian from December 2002 and President and Chief Operating Officer of Holdings from February 2003 until he resigned the positions at Holdings following Hawaiian’s Chapter 11 Filing and the appointment of the Trustee.

From August 2001 until March 2002, he was the Chief Operating Officer of the Sabena Airlines Group located in Brussels, Belgium. In October 2001, Sabena Airlines Group filed for the Belgian equivalent of bankruptcy and began its liquidation process in November 2001. In 2001, Mr. Dunkerley served as a consultant with the Roberts Roach firm, which specializes in providing strategic and economic consulting services to the aviation industry. From 1999 to 2000, Mr. Dunkerley was Chief Operating Officer, President and a member of the Board of Directors of Worldwide Flight Services, one of the largest providers of ground services to airlines including baggage and passenger check-in handling at airports worldwide. From 1989 to 1999, Mr. Dunkerley worked for British Airways, where he held a variety of management positions including, most recently, as senior vice president for British Airways’ Latin America and Caribbean division from 1997 to 1999.

Peter R. Ingram. Mr. Ingram became our Executive Vice President, Chief Financial Officer and Treasurer effective as of November 16, 2005. Mr. Ingram had worked at AMR Corporation, the parent company of American Airlines and American Eagle Airlines, for eleven years prior to joining the Company. Since 2002, he served as Vice President of Finance and Chief Financial Officer for American Eagle Airlines. Prior to that, he spent eight years in finance-related management and director positions for American Airlines. Mr. Ingram received a B.A. in Business Administration from the University of Western Ontario (1988) and has an M.B.A. from Duke University (1994).

David Z. Arakawa. Mr. Arakawa became our Secretary effective as of July 7, 2005 and has been Hawaiian’s  Senior Vice President, General Counsel and Secretary since March 29, 2005. From 1997 to 2005, Mr. Arakawa served as corporation counsel for the City and County of Honolulu where he acted as the chief legal advisor and representative for the mayor, city council, and all city agencies and employees. From 1984 to 1997, Mr. Arakawa served in private practice, including as a partner with the law firm of Fujiyama Duffy and Fujiyama, serving a wide range of corporate and government clients. Mr. Arakawa began his legal career with the Department of the Prosecuting Attorney where he specialized in career criminal and organized crime cases. Currently, Mr. Arakawa serves as a board member of both the Aiea Neighborhood Board and Aiea Community Association, and is also a member of the Waipahu and Pearl City Community Associations. Mr. Arakawa has a B.A. in History from the University of Hawaii at Manoa (1979) and a J.D. from the William S. Richardson School of Law (1981).

Randall L. Jenson. Mr. Jenson has been a member of our Board of Directors since July 2004. Mr. Jenson was appointed as our Chief Financial Officer, Treasurer and Secretary on June 14, 2004. He resigned as Secretary effective as of July 7, 2005 and as Chief Financial Officer and Treasurer as of November 16, 2005. He is co-founder and Managing Director of Ranch Capital, LLC, which was formed in 2002 to pursue investments in undervalued or distressed assets or companies. Since June 2004, he has been the Vice President and Secretary of RC Aviation Management, LLC, the managing member of RC Aviation. From May 1997 to October 2002, he served in various capacities in or at the direction of Leucadia National Corporation. From August 1999 to April 2002, Mr. Jenson served as the President and Chief Executive Officer of American Investment Bank N.A., a wholly-owned subsidiary of Leucadia National Corporation. He served as a director of the bank from August 1998 to April 2002, and from May 1997 to August 1999, served as Senior Vice President. Mr. Jenson received a B.A. in Accounting from the University of Utah (1991), and has an M.B.A. from Harvard University Graduate School of Business Administration (1997).

Gregory S. Anderson. Mr. Anderson has been a member of our Board of Directors since 2002. Since 2004, Mr. Anderson has been Chairman, Chief Executive Officer and President of Valley Commerce Bank Corporation and Valley Commerce Bank, a commercial bank located in Phoenix, Arizona. From 2002 to 2004, he was Chief Executive Officer, President and managing general partner of Glendora Hospital Partners and Glendora Holdings, a senior housing management and development company. From 1998 to 2002, he was Chief Executive Officer and President of Quality Care Solutions Inc., an Arizona corporation that is a leading provider of healthcare payer software solutions. From 1985 to 1998, Mr. Anderson was general manager of El Dorado Investment Company, Arizona’s then largest venture capital company. Mr. Anderson has served on numerous boards of both public and private companies. Currently, Mr. Anderson is a director of Sun Healthcare, Inc., Valley Commerce Bank and several civic boards. He is also the general partner of Glendora Holdings. Mr. Anderson has a B.S. in Finance from Arizona State University (1979) and has been certified by the Center for Executive Development at Stanford University School of Business. Mr. Anderson serves as a member of the Audit Committee and the Governance and Nominating Committee of the Board of Directors.

Donald J. Carty. Mr. Carty has been a member of our Board of Directors since July 2004. Mr. Carty is the former Chairman of the Board and Chief Executive Officer of AMR Corporation, positions he held from 1998 until April 2003. From 1998 to 2002, Mr. Carty also held the position of President of AMR Corporation. From 1995 to 1998, he was President of American Airlines, Inc., a subsidiary of AMR Corporation. Mr. Carty held other executive level positions with AMR Corporation, American Airlines, Inc. or their subsidiaries from 1978 to 1995. Mr. Carty is also a director of Dell, Inc., Sears Holding Corporation, Placer Dome, Inc., CHC Helicopter Corp. and SolutionsInc, Ltd. Mr. Carty is a graduate of Queen’s University in Kingston, Ontario, and of the Harvard University Graduate School of Business Administration. Mr. Carty serves as Chairman of the Audit Committee and a member of the Governance and Nominating Committee and the Compensation Committee of the Board of Directors.

Thomas B. Fargo. Admiral Fargo has been a member of our Board of Directors since March 2005. Admiral Fargo recently retired as Commander U.S. Pacific Command, at Camp H.M. Smith, Hawaii. In that position, he was the senior U.S. Military commander in the Pacific and Indian Ocean areas, where he directed Army, Navy, Marine Corps and Air Force operations. He also commanded the U.S. Fifth Fleet and Naval Forces of the Central Command during two years of Iraqi contingency operations from July 1996 to July 1998 and served as the 29th Commander-in-Chief of the U.S. Pacific Fleet. Admiral Fargo is also a member of the Board of Directors of Hawaiian Electric Industries and the Board of Governors of Iolani School. He is the chairman of the Board of Directors of Loea Corporation and Sago Systems, which are both subsidiaries of Trex Enterprises Corporation of San Diego, CA, which performs research and development, principally on government contracts, of which Admiral Fargo is Executive Vice President. Admiral Fargo is a graduate of the U.S. Naval Academy. Admiral Fargo serves as a member of the Compensation Committee of the Board of Directors.

Bert T. Kobayashi, Jr. Mr. Kobayashi has been a member of our Board of Directors since December 2004. Mr. Kobayashi is senior partner of the law firm of Kobayashi, Sugita & Goda in Honolulu, Hawaii. He currently is director of the First Hawaiian Bank (1974 to present) and BancWest Corporation (1998 to present). Mr. Kobayashi also was a member of the Board of Directors of Western Airlines (from 1976 to 1986, when it was sold to Delta Air Lines) and on the Board of Directors of Schuler Homes (from 1992 to 2001, when it merged with Western Pacific). He formerly sat as chairman of the State of Hawaii Judicial Selection Commission and currently is the President of the University of Hawaii Athletic Foundation. Mr. Kobayashi has a J.D. from the University of California, Hastings College of Law and a B.A. from the University of Hawaii and Gettysburg College. Mr. Kobayashi serves as a member of the Audit Committee, the Governance and Nominating Committee and the Compensation Committee of the Board of Directors.

Eric Nicolai. Mr. Nicolai has been a member of our Board of Directors since September 29, 2005. Mr. Nicolai is a pilot for Hawaiian and has been employed by Hawaiian since December 1985. Mr. Nicolai is the ALPA’s desginee to the Board of Directors. See “Security Ownership of Certain Beneficial Owners and Management - Special Preferred Stock.”

William S. Swelbar. Mr. Swelbar has been a member of our Board of Directors since November 16, 2005. Mr. Swelbar has been the President and Managing Partner of Eclat Consulting, Inc. for over ten years. Mr. Swelbar is an Adjunct Fellow of the Economic Strategy Institute and a member of the Advisory Board of the M.I.T. Global Airline Industry Program. Mr. Swelbar received a B.S. from Eastern Michigan University and has an M.B.A. from The George Washington University. Mr. Swelbar is the AFA’s designee to the Board of Directors. See “Security Ownership of Certain Beneficial Owners and Management - Special Preferred Stock.”

Sean Kim. Mr. Kim has been recently nominated by the IAM and is expected to be appointed to our Board of Directors immediately following our annual meeting of stockholders on May 31, 2006. See “Security Ownership of Certain Beneficial Owners and Management - Special Preferred Stock.” Mr. Kim, an attorney, was a partner with Park Kim & Yu (1976 through 1997), and has been a solo practitioner since 1997. Mr. Kim concentrates his practice on the representation of labor organizations. Mr. Kim has a J.D. from the University of California, Hastings College of Law and a B.A. from the University of Hawaii.

Audit Committee

We have a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee has three members: Mr. Carty (Chairman),  Mr. Anderson and Mr. Kobayashi. Pursuant to the Audit Committee charter, the Audit Committee is responsible for the appointment, compensation, retention, and oversight of the work of our independent auditors. Its principal functions are to: (i) oversee the integrity of our financial statements and other financial information provided by us to any governmental body or the public; (ii) oversee our systems of internal controls and procedures regarding finance, accounting, disclosures and legal compliance with applicable laws and regulations; and (iii) monitor the performance of the internal auditors, if any, and the independence, qualifications and performance of the independent auditors and pre-approve services provided by the independent auditors. The Board of Directors has determined that all of the members of the Audit Committee are independent, as that term is used under applicable rules of the Securities and Exchange Commission (the “SEC”), the American Stock Exchange and the Pacific Exchange. The Board has also determined that Mr. Carty satisfies the criteria set forth in Item 401(h) of Regulation S-K promulgated under the Exchange Act to serve as the “audit committee financial expert” on the Audit Committee. The Audit Committee met 13 times in 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock, par value $0.01 per share (the “Common Stock”), and other equity securities. Such persons are also required to provide us with copies of all such reports filed with the SEC. Based solely upon the information supplied to us by these persons, we are required to report any known failure to file these reports within the specified period. To our knowledge, based solely upon a review of the Section 16(a) reports furnished to us and the written representations of these reporting persons, these persons complied with all filing requirements in a timely fashion for fiscal year 2005, except that (i) Mr. Arakawa did not timely file a Form 3 in connection with his appointment as Secretary in July 2005, (ii) Mr. Dunkerley did not timely file a Form 4 in connection with stock option grants on each of June 10, 2005 and July 25, 2005, and (iii) Mr. Carty did not timely file a Form 4 in connection with a stock option grant on August 10, 2005. Each of these filings was subsequently made.

Code of Ethics

We have adopted a code of ethics (the “Code”) that applies to our directors, officers and employees. The Code is designed to deter wrongdoing on the part of such persons and to promote: (1) honest and ethical business conduct, including the ethical handling of actual or apparent conflicts of interest between personal and provisional relationships, (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to the SEC and in other public communications made by us, (3) compliance with applicable governmental laws, rules and regulations, (4) the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code, and (5) accountability for adherence to the Code. We have also adopted Corporate Governance Guidelines that cover a wide range of business practices and procedures. The Code and the Corporate Governance Guidelines are designed to foster the highest standards of ethics and conduct in all of our business relationships. The Code is posted of our website at www.hawaiianair.com and will be mailed upon written request to Secretary, Hawaiian Holdings, Inc., 3375 Koapaka Street, Suite G-350 Honolulu, Hawaii or by calling (808) 835-3610.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding compensation paid for the last three fiscal years to our “named executive officers,” who consist of all of our current executive officers, Lawrence S. Hershfield, who served as our chief executive officer during fiscal year 2005, and our only other executive officer during fiscal year 2005 (collectively, our “named executive officers”). We did not pay our executive officers any compensation during the period from Hawaiian’s Chapter 11 Filing in March 2003 through June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization. On such date, Mr. Hershfield resigned as President and Chief Executive Officer of Holdings, and Mark B. Dunkerley, who had been serving as Hawaiian’s President and Chief Operating Officer, was appointed President and Chief Executive Officer of Holdings and Hawaiian. Following the Chapter 11 Filing and the appointment of the Trustee in 2003, all our then-existing executive officers who previously held similar positions at both Holdings and Hawaiian, with the exception of John W. Adams (who was our Chief Executive Officer from May 2002 to June 2004), resigned from their positions at Holdings.

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation			Securities
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Underlying Options/SARs		All Other Compensation
		($)	($)	($)(6)	(#)		($)
Mark B. Dunkerley(1)	2005	460,494	756,250	—	1,044,000		—
President and Chief Executive Officer	2004	415,000	588,000	54,594	—		—
	2003	408,881	654,000	67,300	—		—

Peter R. Ingram(2)	2005	27,147	72,688	59,245	100,000		—
Executive Vice President, Chief Financial Officer and Treasurer	2004	—	—	—	—		—
	2003	—	—	—	—		—

David Z. Arakawa(3)	2005	141,667	20,000	—	55,416		—
Secretary	2004	—	—	—	—		—
	2003	—	—	—	—		—

Lawrence S. Hershfield(4)	2005	—	—	—	120,000	(4)	100,000	(4)
Former President and Chief Executive Officer	2004	—	—	—	—		—
	2003	—	—	—	—		—

Randall L. Jenson(5)	2005	—	—	—	90,000	(5)	150,000	(5)
Former Chief Financial Officer and Treasurer	2004	—	—	—	—		—
	2003	—	—	—	—		—

(1)

On June 2, 2005, Mr. Dunkerley was appointed President and Chief Executive Officer of the Company. Mr. Dunkerley had served as President and Chief Operating Officer of Hawaiian from December 2002 through June 2005.

(2)

On November 16, 2005, Mr. Ingram was appointed Executive Vice President, Chief Financial Officer and Treasurer of the Company. The amount reported under “Bonus” for Mr. Ingram excludes $50,000 received by Mr. Ingram in 2005 as a prepayment of his fiscal 2006 incentive compensation.

(3)	On April 1, 2005, Mr. Arakawa joined Hawaiian as Senior Vice President, Secretary and General Counsel. On July 7, 2005, Mr. Arakawa joined Holdings as its Secretary.

(4)	On June 14, 2004, Mr. Hershfield was appointed President and Chief Executive Officer of the Company and served in such capacities until June 2, 2005. He has also served as the Chairman of the Board of Directors since July 2004. The $100,000 reported under “All Other Compensation” represents a cash payment made in December 2005 to Mr. Hershfield as consideration for consulting services he provided to the Company during 2004 and 2005. In consideration of such services, Mr. Hershfield also received a grant of options to purchase 100,000 shares of Common Stock. Such grant is included under “Long Term Compensation—Securities Underlying Options/SARs” and is described in greater detail below under the heading “Option Grants in Last Fiscal Year.”

(5)

On June 14, 2004, Mr. Jenson was appointed Chief Financial Officer, Treasurer and Secretary of the Company. He resigned as Secretary effective as of July 7, 2005 and as Chief Financial Officer and Treasurer effective as of November 16, 2005. The $150,000 reported under “All Other Compensation” represents a cash payment made in December 2005 to Mr. Jenson as consideration for consulting services he provided to the Company during 2004 and 2005. In consideration of such services, Mr. Jenson also received a grant of options to purchase 75,000 shares of Common Stock. Such grant is included under “Long Term Compensation—Securities Underlying Options/SARs” and is described in greater detail below under the heading “Option Grants in Last Fiscal Year.”

(6)

We provide various perquisites to our executives as described below. In 2004, Mr. Dunkerley received a housing allowance in the amount of $36,000, a car allowance in the amount of $12,000, and miscellaneous personal benefits in the amount of $6,594. In 2003, Mr. Dunkerley received a housing allowance in the amount of $36,000, a car allowance in the amount of $12,000, a reimbursement of relocation expenses in the amount of $18,548, and miscellaneous personal benefits in the amount of $752. The value of the perquisites and other personal benefits provided to Mr. Dunkerley during 2005 did not exceed the lesser of $50,000 or 10% of his annual salary and bonus and, therefore, is not reported. In 2005, Mr. Ingram received a reimbursement of relocation expenses in the amount of $24,245, a housing allowance in the amount of $5,000, and a lump sum payment in the amount of $30,000 for use in Mr. Ingram’s discretion in conjunction with his relocation and commencement of employment with the Company. Mr. Arakawa did not receive compensation in the form of perquisites and other personal benefits in excess of the lesser of $50,000 or 10% of his annual salary and bonus in 2005.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of options to our named executive officers during our fiscal year ended December 31, 2005. The Company did not grant stock appreciation rights during fiscal year 2005.

		Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
		% of Total
	Number of	Options
	Securities	Granted to
	Underlying	Employees	Exercise
	Options	in Fiscal	Price	Expiration
Name	Granted	Year	($ /Share)	Date		5%	10%

Mark B. Dunkerley	300,000	15.5%	$5.00	6/10/2015	(4)	$943,342	$2,390,614
	744,000	38.5	4.62	7/25/2015	(5)	2,161,687	5,478,139
Peter R. Ingram	100,000	5.2	3.42	11/16/2015	(6)	215,082	545,060
David Z. Arakawa	55,416	2.9	5.00	6/10/2015	(7)	174,254	441,594
Lawrence S. Hershfield(2)	20,000	1.0	4.25	8/10/2015	(8)	53,456	135,468
	100,000	5.2	3.78	12/19/2015	(9)	237,722	602,435
Randall L. Jenson(3)	15,000	0.8	4.25	8/10/2015	(8)	40,092	101,601
	75,000	3.9	3.78	12/19/2015	(9)	178,292	451,826

(1)	There can be no assurance that the actual stock price will appreciate at the assumed 5% and 10% levels or at any other level.

(2)	Mr. Hershfield resigned as President and Chief Executive Officer of the Company on June 2, 2005.

(3)	Mr. Jenson resigned as Secretary of the Company on July 7, 2005, and as Chief Financial Officer and Treasurer of the Company on November 16, 2005.

(4)	The options were granted on June 10, 2005, have a ten-year term and vest in equal installments on January 1, 2006, 2007 and 2008.

(5)	The options were granted on July 25, 2005, have a ten-year term and vest in equal installments on January 1, 2006, 2007 and 2008.

(6)	The options were granted on November 16, 2005, have a ten-year term and vest in equal installments on each of the first, second and third anniversaries of the date of grant.

(7)	The options were granted on June 10, 2005, have a ten year term and vest on June 10, 2008.

(8)	The options were granted on August 10, 2005, have a ten-year term and vest in equal installments on each of the first, second and third anniversaries of the date of grant.

(9)	The options were granted on December 19, 2005, have a ten-year term and became fully vested and exercisable on the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth for each of our named executive officers (i) the aggregated options exercised in the last fiscal year, (ii) the number of shares underlying unexercised options at December 31, 2005 and (iii) the option values of unexercised in-the-money options at December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUE

Named Executive	Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year- End (#)		Value of Unexercised In-The-Money Options At Fiscal Year-End ($ )(1)
Officers	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark B. Dunkerley	—	—	150,000	1,094,000	283,500	94,500
Peter R. Ingram	—	—	—	100,000	—	57,000
David Z. Arakawa	—	—	—	55,416	—	—
Lawrence S. Hershfield(2)	—	—	100,000	20,000	21,000	—
Randall L. Jenson(3)	—	—	75,000	15,000	15,750	—

(1)	The market price per share at the close of trading on the American Stock Exchange on December 30, 2005 was $3.99 per share.

(2)	Mr. Hershfield resigned as President and Chief Executive Officer of the Company on June 2, 2005.

(3)	Mr. Jenson resigned as Secretary of the Company on July 7, 2005, and as Chief Financial Officer and Treasurer of the Company on November 16, 2005.

Long-Term Incentive Plans

We did not grant awards to the named executive officers under any long-term incentive plan in the last fiscal year.

Compensation of Directors

On March 24, 2005, the Board adopted a compensation policy for directors who are not compensated as executive officers, effective January 1, 2005, whereby each such director receives an annual retainer of $30,000 plus $1,500 for each meeting of the Board that he attends in person and $500 for each meeting he attends telephonically. The chairman of the Audit Committee receives an annual retainer of $10,000 and the chairmen of the Governance and Nominating Committee and the Compensation Committee each receive an additional annual retainer of $2,000. Nonemployee directors shall also receive automatic grants of stock options under the terms of the 2005 Stock Incentive Plan of Hawaiian Holdings, Inc. Upon joining the Board, each new director who is not compensated as an executive officer will receive options for 5,000 shares. In addition, each such director will receive options for 10,000 shares of Common Stock on an annual basis, with the exception of the Chairman of the Board who will receive options for 15,000 shares of Common Stock on an annual basis. All such options shall have exercise prices equal to the fair market value of the Common Stock on the date of grant, a ten-year term and a vesting schedule of three years.

Employment Contracts; Termination of Employment and Change-In-Control Arrangements

On August 18, 2005, we entered into a thirty-six (36) month employment agreement (the “Dunkerley Agreement”) with Mark B. Dunkerley providing for Mr. Dunkerley’s continued service as our President and Chief Executive Officer. Under the Dunkerley Agreement, Mr. Dunkerley is entitled to an annual base salary of $550,000, and is eligible to receive an annual bonus of one hundred percent (100%) and a maximum of two hundred percent (200%) of his annual base salary, if he achieves certain targets to be established by our Board of Directors. The Dunkerley Agreement provides for the grant to Mr. Dunkerley of stock options to purchase 1,044,000 shares of our Common Stock. Options to purchase 300,000 shares were granted on June 10, 2005 and the balance of the options was granted on July 25, 2005, in each case at exercise prices equal to the fair market value of the Common Stock on the date of grant. The options vest in equal installments on January 1 in each of the years 2006, 2007 and 2008. If Mr. Dunkerley’s employment is terminated other than for cause (as defined in the Dunkerley Agreement), or if he resigns for “good reason” (as defined in the Dunkerley Agreement), all rights to equity benefits previously granted, including the options, would immediately vest and he would be entitled to receive previously accrued but unpaid base salary and bonus, a pro rata bonus for the year in which the termination occurs, plus a lump sum payment in the amount of $1.0 million. In the event of a “change of control” (as defined in the Dunkerley Agreement), Mr. Dunkerley would have the right, on sixty (60) days written notice to us, to terminate his employment with us, which termination will be deemed a termination for “good reason.”  The Dunkerley Agreement contains certain covenants, including a non-competition covenant covering the term of his employment and an additional period of twelve (12) months thereafter.

On November 18, 2005, Hawaiian entered into an employment agreement (the “Ingram Agreement”) with Peter R. Ingram providing for Mr. Ingram’s service as Executive Vice President and Chief Financial Officer of Hawaiian. Under the Ingram Agreement, Mr. Ingram is entitled to receive an annual base salary of $275,000. He will also be eligible to receive a target bonus of seventy-five percent (75%) of his annual base salary, subject to the achievement of certain performance targets. In 2005, Mr. Ingram received a $50,000 signing bonus and an additional $50,000 as a prepayment of his fiscal 2006 incentive compensation. In 2005, Mr. Ingram also received a reimbursement of relocation expenses to Hawaii, a housing allowance and a related lump sum payment aggregating approximately $59,000. In the event Mr. Ingram’s employment is terminated without cause (as defined in the Ingram Agreement), he will receive severance payments in the amount of twelve months’ base salary, and in the event such termination without cause occurs during the first twelve months of Mr. Ingram’s employment, he will also receive reimbursement of relocation expenses from Hawaii of up to $40,000. On November 16, 2005, Mr. Ingram was awarded stock options to purchase 100,000 shares of Common Stock. Such options are exercisable, subject to vesting as described below, at the fair market value of the Common Stock as of such award date. The Ingram Agreement provides for Mr. Ingram to be awarded two additional tranches of 100,000 options, subject to his continued employment, on the first and second anniversaries of the commencement of his employment. Such future options will be exercisable at the fair market value of the Common Stock as of the applicable award date of each tranche. Each tranche will vest at the rate of 33 1/3% per year following the applicable award date of such tranche. The Ingram Agreement contains certain covenants, including a non-competition covenant covering the term of his employment and an additional period of twelve (12) months thereafter.

On March 29, 2005, Hawaiian entered into a twenty-four (24) month employment agreement (the “Arakawa Agreement”) with David Z. Arakawa providing for Mr. Arakawa’s service as Senior Vice President, General Counsel and Corporate Secretary of Hawaiian. Under the Arakawa Agreement, Mr. Arakawa is entitled to an annual base salary of $200,000, and is eligible to participate in any performance bonus plan and stock option plan established by the Board of Directors of Hawaiian for its senior officers. Any awards under such plans shall be payable in the amount, in the manner and at the time determined by the Board of Directors of Hawaiian in its sole and absolute discretion. If Mr. Arakawa’s employment is terminated other than for cause (as defined in the Arakawa Agreement) he would be entitled to receive Accrued Obligations (as defined in the Arakawa Agreement), a lump sum payment in the amount of $200,000 and medical and dental premiums for a period of one (1) year. The Arakawa Agreement contains certain covenants, including a non-competition covenant covering the term of his employment and an additional period of twelve (12) months thereafter.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Carty, Mr. Kobayashi and Admiral Fargo. No member of our compensation committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Mr. Carty purchased Common Stock at a discount from us in 2004 as described in the section entitled “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the beneficial ownership, both direct and indirect, reported to us as of March 31, 2006 of our Common Stock and Special Preferred Stock, including shares as to which a right to acquire ownership within 60 days of such date exists (for example, through the ability to exercise stock options and warrants). The information is presented for beneficial owners of more than 5% of our Common Stock and Special Preferred Stock, and for our directors, our named executive officers and for the group comprised of all of our directors and executive officers. We know of no persons other than those identified below who owned beneficially more than 5% of the outstanding shares of our Common Stock or Special Preferred Stock as of March 31, 2006. The table is based on 45,945,800 shares of Common Stock and one share each of Series B Special Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred Stock outstanding as of March 31, 2006. Each beneficial owner’s percentage ownership is determined by including shares underlying options or warrants that are exercisable by such person currently or within 60 days following March 31, 2006, and excluding shares underlying options and warrants held by any other person. The following table does not include shares of Common Stock issuable upon conversion of our Series A and Series B Subordinated Convertible Notes due June 1, 2010 (the

“Notes”), which become convertible into an aggregate of 13,793,103 shares of Common Stock at any time after June 2, 2006, unless redeemed prior to such date.

Name and Address of Beneficial Owner	Number of Shares of Common and Special Preferred Stock Beneficially Owned		Percent and Class of Common and Special Preferred Stock Beneficially Owned
RC Aviation LLC 12730 High Bluff Drive Suite 180 San Diego, CA 92130	18,621,963	(1)	35.9% of Common Stock

RC Aviation Management, LLC 12730 High Bluff Drive Suite 180 San Diego, CA 92130	18,724,624	(1)	36.1% of Common Stock

Lawrence S. Hershfield 12730 High Bluff Drive Suite 180 San Diego, CA 92130	18,864,624	(1)	36.3% of Common Stock

QVT Hawaiian LLC 527 Madison Avenue, 8th Floor New York, NY 10022	5,537,177	(2)	9.9% of Common Stock

Watershed Asset Management, L.L.C. One Maritime Plaza, Suite 1525 San Francisco, CA 94111	3,105,175	(3)	6.8% of Common Stock

Hotel Alpha Holding Company, LLC 9665 Wilshire Boulevard, Suite 200 Beverly Hills, CA 90212	2,421,735	(4)	5.1% of Common Stock

Canyon Capital Advisors LLC 9665 Wilshire Boulevard, Suite 200 Beverly Hills, CA 90212	2,322,366	(5)	5.1% of Common Stock

International Association of Machinists and Aerospace Workers P.O. Box 3141 South San Francisco, CA 94083 Attn: Kenneth Thiede	1		100% of Series B Special Preferred Stock (constituting 33.3% of all Special Preferred Stock)

Association of Flight Attendants 1625 Massachusetts Avenue, N.W. Washington, DC 20036-2212 Attn: David Borer, Esq.	1		100% of Series C Special Preferred Stock (constituting 33.3% of all Special Preferred Stock)

Hawaiian Master Executive Council c/o Air Line Pilots Association 3375 Koapaka Street, Suite F-238-8 Honolulu, HI 96819 Attn: Master Chairman, Hawaiian MEC	1		100% of Series D Special Preferred Stock (constituting 33.3% of all Special Preferred Stock)

Name and Address of Beneficial Owner	Number of Shares of Common and Special Preferred Stock Beneficially Owned		Percent and Class of Common and Special Preferred Stock Beneficially Owned
Gregory S. Anderson**	8,000	(6)	Common Stock*

Donald J. Carty**	351,062	(7)	Common Stock*

Randall L. Jenson**	76,500	(8)	Common Stock*

Bert T. Kobayashi, Jr. **	41,528	(9)	Common Stock*

Thomas B. Fargo**	0	(10)	Common Stock*

Eric C.W. Nicolai**	452.68	(11)	Common Stock*

William S. Swelbar**	0	(12)	Common Stock*

Mark B. Dunkerley**	498,000	(13)	1.1% of Common Stock

Peter R. Ingram**	0	(14)	Common Stock*

David Z. Arakawa**	0	(15)	Common Stock*

All current directors and executive officers as a group (11 persons)	19,840,166.68		37.8% of Common Stock

*	Less than 1%

**	Address is c/o Hawaiian Holdings, Inc., 3375 Koapaka Street, Suite G-350, Honolulu, HI 96819.

(1)

According to the Amendment No. 2 to Schedule 13D filed by RC Aviation on December 12, 2005 (“RC Schedule 13D”), RC Aviation directly owns of record and beneficially 10,000,000 shares of Common Stock. RC Aviation intends to distribute the 10,000,000 shares of Common Stock to its members as soon as practicable. Also, according to the RC Schedule 13D, RC Aviation, RC Aviation Management, LLC and Mr. Hershfield acquired beneficial ownership of 1,402,121, 1,504,782 and 1,504,782 additional shares, respectively, of Common Stock in satisfaction of certain bankruptcy claims pursuant to the terms of the Joint Plan. RC Aviation Management, LLC is the managing member of RC Aviation and its managing member is Mr. Hershfield. Mr. Hershfield, as the controlling member of RC Aviation Management, LLC, has the power to vote the shares of Common Stock beneficially owned by RC Aviation and its members pursuant to agreements among the members. Pursuant to a Stockholders Agreement between RC Aviation and AIP, LLC, RC Aviation also has the power to vote an additional 1,246,458 shares of Common Stock owned by AIP, LLC. The 18,764,624 shares of Common Stock reported in the RC Schedule 13D with respect to Mr. Hershfield include 40,000 shares of Common Stock directly owned of record and beneficially by Mr. Hershfield. Beneficial ownership of RC Aviation, RC Aviation Management, LLC and Mr. Hershfield also includes the common stock warrant held by RC Aviation (the “Common Stock Warrant”) currently exercisable for 5,973,384 shares of our Common Stock. RC Aviation intends to distribute the Common Stock Warrant to its members as soon as practicable. Mr. Hershfield was granted on August 10, 2005 an option to purchase 20,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant and is, therefore, not included herein. Mr. Hershfield was also granted an option to purchase 100,000 shares of our Common Stock, which option vested in full on its December 19, 2005 grant date, and his ownership of such option shares is included herein.

(2)

According to the Amendment No. 1 to Schedule 13G filed on February 14, 2006, QVT Hawaiian LLC directly owns of record and beneficially 2,003,978 shares of our Common Stock and may be deemed to beneficially own 3,533,199 shares of our Common Stock that are distributable from RC Aviation within 60 days of the date hereof. Notwithstanding the above, QVT Hawaiian LLC’s warrant to purchase 1,161,434 shares of our Common Stock is exercisable only to the extent that the number of shares issuable upon exercise of the Common Stock Warrant, together with all other shares of Common Stock then-owned by QVT Hawaiian LLC, would not exceed 9.999% of our then-outstanding Common Stock as determined in accordance with Section 13(d) of the Exchange Act. In the absence of this limitation, QVT Hawaiian LLC would beneficially own 11.9% of our then-outstanding Common Stock as determined in accordance with Section 13(d) of the Exchange Act. Under QVT Hawaiian LLC’s Limited Liability Company Operating Agreement, QVT Associates GP LLC, its President, has the sole right to manage the business and affairs of QVT Hawaiian LLC and has the sole right to vote any shares of voting securities issued to or held by QVT Hawaiian LLC.

(3)

According to the Schedule 13D filed by Watershed Asset Management, L.L.C. (the “Management Company”) on December 12, 2005 (the “Watershed Schedule 13D”), the Management Company, as investment advisor to each of Watershed Capital Partners, L.P., Watershed Capital Institutional Partners, L.P. (collectively, the “Partnerships”), and Watershed Capital Partners (Offshore), Ltd. (“Watershed Offshore”), may be deemed to be the beneficial owner of all shares beneficially owned by the Partnerships and Watershed Offshore. According to the Watershed Schedule 13D, the Partnerships and Watershed Offshore acquired beneficial ownership of (i) 668,300 shares of our Common Stock through open-market purchases, (ii) 1,378,052 shares of our Common Stock in satisfaction of certain bankruptcy claims pursuant to the terms of the Joint Plan, and (iii) 1,058,823 shares of our Common Stock pursuant to their right to receive an in-kind distribution of such shares in accordance with the terms of a letter agreement, dated November 4, 2005, between RC Aviation, the Partnerships and Watershed Offshore. WS Partners, L.L.C. (the “General Partner”), as the general partner of the Partnerships, may be deemed to be the beneficial owner of all shares beneficially owned by the Partnerships. Meridee A. Moore, as the Senior Managing Member of both the General Partner and the Management Company, may by deemed to be the beneficial owner of all shares beneficially owned by the Partnerships and Watershed Offshore.

(4)	Hotel Alpha Holding Company, LLC beneficially owns 2,421,735 shares of Common Stock, which includes a common stock warrant currently exercisable to purchase 1,502,586 shares of Common Stock.

(5)

According to a Schedule 13G filed on February 14, 2006, Canyon Capital Advisors LLC (“CCA”) is an investment advisor to various managed accounts, including Canyon Value Realization Fund, L.P., The Canyon Value Realization Fund (Cayman), Ltd., Citi Canyon Ltd., Canyon Value Realization Fund MAC 18, Ltd., Zurich Institutional Benchmarks Master Fund, Ltd., Canyon Balanced Equity Master Fund, Ltd., SPhniX Special Situations Fund SPC, CMS/Canyon DOF Subpartnership, L.P., and Canyon Capital Arbitrage Master Fund, Ltd., with the right to receive, or the power to direct the receipt, of dividends from, or the proceeds from the sale of the securities held by, such managed accounts. Mitchell R. Julis, Joshua S. Friedman, R. Christian B. Evensen and K. Robert Turner control entities which own 100% of CCA.

(6)

Consists of options to purchase 8,000 shares of our Common Stock, all of which have vested. In addition, Mr. Anderson was granted on August 10, 2005 an option to purchase 15,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(7)

On July 30, 2004, Mr. Carty filed a Form 3 with the SEC upon becoming one of our directors, reporting 351,062 shares of Common Stock beneficially owned at such time. In addition, Mr. Carty was granted on August 10, 2005 an option to purchase 15,000 shares of Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(8)

Mr. Jenson was granted on December 19, 2005 an option to purchase 75,000 shares of our Common Stock, which option vested in full on its grant date, and his ownership of such option shares is included herein. Mr. Jenson also directly holds 1,500 shares of our Common Stock. Mr. Jenson was also granted on August 10, 2005 an option to purchase 15,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(9)

Mr. Kobayashi beneficially owns 41,528 shares of our Common Stock, including 15,573 shares of our Common Stock beneficially owned by Mr. Kobayashi’s spouse. In addition, Mr. Kobayashi was granted on August 10, 2005 an option to purchase 15,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(10)

Admiral Fargo was granted on August 10, 2005 an option to purchase 15,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(11)	Mr. Nicolai beneficially owns 452.68 shares of Common Stock, including 305.17 shares of Common Stock beneficially owned by Mr. Nicolai’s spouse.

(12)

Mr. Swelbar was granted on November 16, 2005 an option to purchase 5,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(13)

Mr. Dunkerley owns options to purchase 200,000 shares of our Common Stock, of which 150,000 options have vested. In addition, Mr. Dunkerley was granted options to purchase 1,044,000 shares of Common Stock pursuant to his employment agreement with the Company as follows: options to purchase 300,000 shares were granted on June 10, 2005, of which 100,000 options vested on January 1, 2006, and options to purchase 744,000 shares were granted on July 25, 2005, of which 248,000 options vested on January 1, 2006. The remaining 696,000 options vest in equal installments on January 1, 2007 and 2008.

(14)

Mr. Ingram was granted on November 16, 2005 an option to purchase 100,000 shares of our Common Stock, which option shall vest at the rate of 33 1/3% per year beginning with the first year following the date of grant, and his ownership of such option shares is, therefore, not included herein.

(15)

Mr. Arakawa owns options to purchase 55,416 shares of Common Stock. Mr. Arakawa’s options were granted on June 10, 2005 and become exercisable on June 10, 2008, and his ownership of such option shares is, therefore, not included herein.

Special Preferred Stock

The IAM, the AFA and the ALPA hold one share of Series B Special Preferred Stock, Series C Special Preferred Stock and Series D Special Preferred Stock, respectively, that entitle each Union to nominate one director. The Unions previously had nominated representatives to the Board, which nominees had been elected to the Board. On January 31, 2004, the persons nominated by the Unions to serve on the Board resigned from the Board. On September 29, 2005, the Board appointed the ALPA’s nominee to the Board, and on November 16, 2005 the Board appointed the AFA’s nominee to the Board. In a letter to the Company dated March 16, 2006, the IAM nominated Mr. Sean Kim to serve on the Board. We expect the Board to appoint Mr. Kim to the Board immediately following our annual meeting of stockholders on May 31, 2006. Each Union, as a holder of Special Preferred Stock, has the right to designate a nominee to fill a vacancy on the Board caused by the removal, resignation or death of a director whom such holder is entitled to nominate pursuant to our Amended By-laws. If such vacancy is not filled by the Board within 30 days of such nomination, such vacancy may be filled by the written consent of the applicable holder of Special Preferred Stock. In addition to the rights described above, each series of the Special Preferred Stock, unless otherwise specified: (1) ranks senior to the Common Stock and ranks pari passu with each other such series of Special Preferred Stock with respect to the liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (2) has no dividend rights unless a dividend is declared and paid on the Common Stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the Common Stock; (3) is entitled to one vote per share of such series and votes with the Common Stock as a single class on all matters submitted to holders of the Common Stock; and (4) automatically converts into the Common Stock on a 1:1 basis at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to our Board of Directors pursuant to their respective collective bargaining agreements.

Changes In Control

We are not aware of any arrangement that might result in a change of control in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RC Aviation LLC, Lawrence Hershfield and Randall Jenson

On June 1, 2005, members of RC Aviation, as well as RC Aviation itself and its managing member, RC Aviation Management, LLC, purchased an aggregate of $60 million of our Notes. RC Aviation is a principal stockholder of Holdings, owning approximately 36% of our outstanding shares of Common Stock. RC Aviation Management, LLC is the managing member of RC Aviation and its managing member is Mr. Hershfield. Mr. Hershfield, as the controlling member of RC Aviation Management, LLC, has the power to vote the shares of Common Stock beneficially owned by RC Aviation and its members pursuant to agreements among the members. Messrs. Hershfield and Jenson also have an economic interest in RC Aviation representing approximately 11% of the Common Stock and 11% of the Common Stock Warrant (as defined below) owned by RC Aviation.

The bankruptcy trustee, Holdings and RC Aviation had previously entered into a Restructuring Support Agreement, dated as of August 26, 2004 (the “Restructuring Support Agreement”), pursuant to which Holdings and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Third Amended Joint Plan of Reorganization (the “Joint Plan”) of Hawaiian and to ensure that Hawaiian would have at least the minimum amount of cash required by the Joint Plan on the effective date of the Joint Plan. In addition, Holdings entered into an agreement with RC Aviation, dated August 24, 2004, in which RC Aviation and its members entered into a firm commitment (the “RC Commitment”) to provide, among other things, up to $60 million in funds if required to finance the Joint Plan. Pursuant to the terms of the Restructuring Support Agreement and the RC Commitment, we and RC Aviation have financed the Joint Plan with the Notes, a senior secured credit facility, and a subordinated secured credit facility.

A special committee of the Board of Directors of Holdings approved the terms of the Notes as well as the Series E Warrant and the Common Stock Warrant (each as defined below) and received fairness opinions in connection therewith.

On June 2, 2005, RC Aviation received a warrant to purchase shares of our newly designated Series E Preferred Stock (the “Series E Warrant”), such warrant to be automatically exchanged, upon the effectiveness of an amendment to our certificate of incorporation increasing the number of authorized shares of our Common Stock, for a Common Stock purchase warrant (the “Common Stock Warrant”) to purchase up to ten percent (10%) of the fully-diluted shares of Common Stock (or 6,855,685 shares), of which warrant half had been previously earned by RC Aviation for its funding commitment with respect to the Joint Plan and the other half of which was earned by RC Aviation in connection with its purchase of the Notes pursuant to a Note Purchase Agreement, dated June 1, 2005. On July 8, 2005, the amendment to our certificate of incorporation was filed and became effective and the Series E Warrant was cancelled and exchanged for the Common Stock Warrant. On September 30, 2005, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, thereby canceling and eliminating the Series E Preferred Stock.

On October 19, 2005, November 23, 2005 and November 25, 2005, we repurchased an aggregate of approximately $5.0 million, $1.9 million and $0.8 million, respectively, in principal amount of the Notes at their face amount, plus accrued interest, and a corresponding portion of the Common Stock Warrant. After giving effect to the warrant repurchases in connection with the Note repurchases, RC Aviation now holds a warrant to purchase 5,973,384 shares of Common Stock. The Common Stock Warrant is currently exercisable at an exercise price of $7.20 per share, subject to adjustment from time to time for certain dilutive events. The Company intends to redeem all outstanding Notes in the second quarter of 2006, subject to the satisfaction of certain conditions relating to the Company’s recently amended senior secured credit facility and subordinated secured credit facility.

In connection with the issuance of the Notes and the granting of the Common Stock Warrant, Holdings and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of Common Stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

Messrs. Hershfield and Jenson provided significant consulting services to the Company during 2004 and 2005 without compensation. In recognition of such services, independent committees of the Board authorized the following compensation to Messrs. Hershfield and Jenson which was paid in December 2005: (i) the grant of an option to purchase 100,000 shares of Common Stock and a cash payment of $100,000 to Mr. Hershfield, and (ii) the grant of an option to purchase 75,000 shares of Common Stock and a cash payment of $150,000 to Mr. Jenson. The exercise price of such options is equal to the fair market value of the Common Stock on the date of grant. In addition, the Company also authorized the payment of $10,000 per month to Mr. Hershfield, Mr. Jenson or their affiliate for the continued consulting services of Messrs. Hershfield and Jenson and others to the Company.

Eric C.W. Nicolai

Mr. Nicolai, one of our directors, and his wife, Brenda Mae-Esona Nicolai, are employed by Hawaiian as a pilot and flight attendant, respectively. The 2005 salaries of Mr. Nicolai and his wife were $164,000 and $43,600, respectively.

William S. Swelbar

Mr. Swelbar, one of our directors, is the President and Managing Partner of Eclat Consulting, Inc. (“Eclat”). During 2004 and 2005, Eclat received consulting fees in the amount $181,651 and $473,279, respectively, from Holdings and Hawaiian.

Ranch Capital, LLC

During 2004 and 2005, Ranch Capital, LLC, an organization for which Messrs. Hershfield and Jenson serve as Chief Executive Officer and Managing Director, respectively, paid approximately $69,000 and $52,000 on the Company’s behalf for travel expenses for Messrs. Hershfield and Jenson. As of December 31, 2005, the Company had reimbursed Ranch Capital, LLC for all but $3,000 of such travel expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The amounts set forth below include all fees paid to Ernst & Young LLP (“Ernst & Young”), our independent registered public accountants, for services provided to the Company during 2005 and 2004, and all fees for services provided to Hawaiian subsequent to June 2, 2005. Prior to June 2, 2005, when we did not control or consolidate Hawaiian, all services provided to Hawaiian by Ernst & Young, and the fees paid by Hawaiian to Ernst & Young, were under the supervision of the bankruptcy trustee, subject to approval by the bankruptcy court, and therefore were not subject to the audit committee pre-approval policies described below.

Audit Fees

Fees for audit services rendered by Ernst & Young to the Company and Hawaiian totaled $4.7 million and $0.5 million for 2005 and 2004, respectively. Audit fees consist primarily of fees for the audits of our consolidated financial statements and the financial statements of Hawaiian, the audit of our internal control over financial reporting, the review of the interim condensed consolidated financial statements included in our quarterly reports, attestation services required by statute or regulation, consents, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audits and quarterly reviews, and accounting and financial reporting consultations and research work necessary to comply with generally accepted auditing standards. All of the foregoing services rendered by Ernst & Young were pre-approved by the Audit Committee.

Audit Related Fees

Fees for audit-related services rendered by Ernst & Young to the Company and Hawaiian totaled $0.1 million and $0 for 2005 and 2004, respectively, consisting entirely of fees for the audit of Hawaiian’s employee benefit plans. All of the foregoing services rendered by Ernst & Young were pre-approved by the Audit Committee.

Tax Fees

Fees for tax services rendered by Ernst & Young to the Company and Hawaiian totaled $0.4 million and $0 for 2005 and 2004, respectively. Tax fees consist primarily of fees for the preparation of federal and state tax returns, review of tax returns prepared by the Company, assistance in assembling data to respond to governmental reviews of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audits. All of the foregoing services rendered by Ernst & Young were pre-approved by the Audit Committee.

Other Fees

Ernst & Young did not provide any professional services during fiscal 2005 and 2004 other than those described under the captions “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Pre-Approval Policies

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

In addition to the Exhibits listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the following Exhibits are filed herewith:

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

HAWAIIAN HOLDINGS, INC.

	By:	/s/ Peter R. Ingram
April 6, 2006		Peter R. Ingram
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)