Form 10-Q
period 2006-03-31
HAWAIIAN HOLDINGS  INC
filed 2006-05-09
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006, 46,553,914 shares of the Registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2006

Table of Contents

Part I.	Financial Information	3

Item 1.

On March 21, 2003, Hawaiian Airlines, Inc., the sole operating subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S Bankruptcy Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case No. 03-00817). Hawaiian Holdings, Inc. did not file for relief under Chapter 11 of the Bankruptcy Code and deconsolidated Hawaiian Airlines, Inc. effective April 1, 2003. On June 2, 2005, Hawaiian Airlines, Inc. emerged from bankruptcy under the control of Hawaiian Holdings, Inc. and was reconsolidated by Hawaiian Holdings, Inc. See the Notes to the Consolidated Financial Statements of Hawaiian Holdings, Inc. for further information regarding the impact to these financial statements.

		3

	Financial Statements of Hawaiian Holdings, Inc. (Unaudited)

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	3

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

	Financial Statements of Hawaiian Airlines, Inc. (Debtor) (Unaudited)

	Statement of Operations for the three months ended March 31, 2005	14

	Balance Sheet as of March 31, 2005	15

	Statement of Cash Flows for the three months ended March 31, 2005	16

	Notes to Financial Statements	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	30

Part II.	Other Information	31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	32

Item 6.	Exhibits	32

	Signatures	33

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2006(*)	2005(**)
	(in thousands, except
	per share data)
Operating Revenue:
Passenger	$189,590	$—
Charter	2,274	—
Cargo	8,088	—
Other	9,769	—
Total	209,721	—

Operating Expenses:
Wages and benefits	58,169	—
Aircraft fuel, including taxes and oil	56,962	—
Aircraft rent	27,358	—
Maintenance materials and repairs	16,772	—
Depreciation and amortization	6,764	—
Other rentals and landing fees	5,915	—
Sales commissions	1,856	—
Other	40,519	2,095
Total	214,315	2,095

Operating Loss	(4,594)	(2,095)

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(3,637)	—
Extinguishment and modification of long-term debt	(3,072)	—
Interest income	2,429	—
Other, net	(3,234)	—
Total	(7,514)	—

Loss Before Income Taxes	(12,108)	(2,095)
Income tax expense	184	—

Net Loss	$(12,292)	$(2,095)

Net Loss Per Common Stock Share:
Basic	$(0.26)	$(0.07)
Diluted	$(0.26)	$(0.07)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	46,464	30,751
Diluted	46,464	30,751

(*)                       Includes the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                Includes only the results of operations of Hawaiian Holdings, Inc. for the entire period presented.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$153,656	$153,388
Restricted cash	70,804	53,420
Accounts receivable, net of allowance for doubtful accounts of $861 and $912 as of March 31, 2006 and December 31, 2005, respectively	38,986	35,278
Spare parts and supplies, net	14,503	14,578
Deferred tax assets	10,160	9,269
Prepaid expenses and other	21,515	21,673
Total	309,624	287,606

Property and equipment, less accumulated depreciation and amortization of $8,153 and $5,751 as of March 31, 2006 and December 31, 2005, respectively	85,237	51,277

Other Assets:
Long-term prepayments and other	98,866	29,253
Intangible assets, net of accumulated amortization of $19,906 and $13,936 as of March 31, 2006 and December 31, 2005, respectively	185,235	191,205
Goodwill	107,032	107,179
Total Assets	$785,994	$666,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,867	$39,089
Air traffic liability	212,593	162,638
Other accrued liabilities	39,926	62,969
Current maturities of long-term debt and capital lease obligations	14,785	13,064
Total	303,171	277,760

Long-Term Debt and Capital Lease Obligations	158,637	77,576

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	198,103	196,831
Other liabilities and deferred credits	60,637	57,017
Deferred income taxes	10,160	9,269
Total	268,900	263,117

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, 45,945,800 and 45,349,100 outstanding as of March 31, 2006 and December 31, 2005, respectively	459	453
Capital in excess of par value	213,486	203,479
Accumulated deficit	(156,013)	(143,721)
Accumulated other comprehensive loss:
Loss on hedge instruments	(2,646)	(12,144)
Total	55,286	48,067
Total Liabilities and Shareholders’ Equity	$785,994	$666,520

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2006(*)	2005(**)
	(in thousands)

Net cash provided by (used in) Operating Activities	$16,711	$(1,486)

Cash flows from Investing Activities:
Additions to property and equipment	(36,403)	—
Deposit into noncurrent escrow account	(64,600)	—
Cash used in investing activities	(101,003)	—

Cash flows from Financing Activities:
Proceeds from long-term borrowings	91,250	—
Proceeds from exercise of stock options	865	—
Excess tax benefit from exercise of stock options	142	—
Debt issuance costs	(4,463)	—
Repayments of long-term debt and capital lease obligations	(3,234)	—
Net cash provided by financing activities	84,560	—

Net increase (decrease) in cash and cash equivalents	268	(1,486)

Cash and cash equivalents - Beginning of Period	153,388	2,169

Cash and cash equivalents - End of Period	$153,656	$683

(*)                       Includes the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                Includes only the cash flows of Hawaiian Holdings, Inc. for the entire period presented.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary in June 2005 pursuant to a short-form merger described in more detail in Note 2.

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia. Based on the total number of miles flown by revenue passengers in 2005, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. At March 31, 2006, Hawaiian’s fleet consisted of 11 leased Boeing 717-200 aircraft, 14 leased Boeing 767-300ER aircraft and four owned Boeing 767-300 aircraft.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations common to the airline industry and Hawaiian, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. Additionally, and as is discussed in Note 4, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On April 1, 2003, following Hawaiian’s bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. The Company reconsolidated Hawaiian pursuant to SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”, upon Hawaiian’s emergence from bankruptcy protection in a transaction accounted for as a business combination. As a result, for financial reporting purposes, the Company was a holding company with no business operations or properties for the period April 1, 2003 through June 1, 2005. Accordingly, as used in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, the terms Company, we, our, and us refer to (i) Hawaiian Holdings, Inc. and its consolidated subsidiaries, with respect to the periods prior to and including March 31, 2003; (ii) Hawaiian Holdings, Inc. only, with respect to the period from April 1, 2003 through June 1, 2005; and (iii) Hawaiian Holdings, Inc. and its only consolidated subsidiary, Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

2. Reorganization and Reacquisition of Hawaiian

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and thereafter operated Hawaiian under the jurisdiction of the bankruptcy court and applicable provisions of the bankruptcy code until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization (the Joint Plan) and its emergence from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, by a combination of cash and shares of the Company’s common stock. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., the Hawaii corporation, with and into HHIC, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (HHIC), with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc.

The Company’s reacquisition of Hawaiian was accounted for as a business combination, with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair values as of June 2, 2005, and the results of Hawaiian’s operations included in the Company’s consolidated results of operations from that date. The following table presents pro forma financial information as if the business combination had occurred on January 1, 2005

Three Months Ended
March 31, 2005
(in thousands, except for per share data)
Statement of Operations

Operating revenue	$184,423
Operating loss	(3,356)
Loss before income taxes	(7,926)
Net loss	(5,751)

Net loss per common stock share:
Basic	$(0.13)
Diluted	$(0.13)

Hawaiian is a predecessor of the Company, as defined in Rule 405 of Regulation C under the Securities Act. As a result, separate financial statements of Hawaiian, prepared in accordance with Article 10 of Regulation S-X of the SEC, as of and for the three months ended March 31, 2005 are included in this Quarterly Report on Form 10-Q.

3. Loss Per Share

The weighted average number of common stock shares outstanding used in the calculations of basic and diluted net loss per common stock share for the three months ended March 31, 2006 includes approximately 883,000 contingently issuable shares related to the Company’s stock bonus plan discussed in Note 4.

Options to acquire approximately 2.5 million and 1.5 million weighted average shares of the Company’s common stock were not included in the calculation of diluted net loss per common stock share for the three months ended March 31, 2006 and 2005, respectively, as they were anti-dilutive. In addition, approximately 12.0 million and 6.8 million of weighted average potential common stock shares related to convertible debt securities and common stock warrants were not included in the calculation of diluted net loss per common stock share for the three months ended March 31, 2006 as they were anti-dilutive. There were no convertible securities or common stock warrants outstanding during the first quarter of 2005.

4. Stock Option and Stock Bonus Plans

Adoption of SFAS 123R

The Company has a stock option plan for its officers and non-employee directors and a stock bonus plan for all of its other employees. Effective January 1, 2006, the Company adopted SFAS 123R to account for grants and awards made under these plans. SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards is estimated using option-pricing models for grants of stock options, or the fair value at the measurement date (usually the grant date) for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

Under APB 25, no compensation expense was recognized for grants of stock options if on the date the option was granted its exercise price was equal to or more than the fair value of the underlying stock. Although SFAS 123, as amended, encouraged the recognition of expense associated with the fair value of grants of stock options, SFAS 123 allowed for the presentation in the notes to financial statements of pro forma net income (loss) as if a company had accounted for granted employee stock options using the fair value method prescribed by SFAS 123.

Prior to the adoption of SFAS No. 123R benefits of tax deductions in excess of recognized stock-compensation expense were reported as operating cash flows.  Under SFAS No. 123R such excess tax benefits are reported as financing cash flows.  Although total cash flow under SFAS No. 123R remains unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123R.  For the three months ended March 31, 2006, there were excess tax benefits of $0.1 million, which are classified as financing cash flows.  There were no excess tax benefits for the three months ended March 31, 2005.

In November 2005, the Financial Accounting Standards Board (FASB) issued  FASB Staff Position No. 123R-3.  “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. 123R-3).  FSP No. 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool of excess tax benefits to the transition method required by SFAS No. 123R.  The Company may take up to one year from the effective date of FSP No. 123R-3 to evaluate the alternative transition methods prior to making an election of which transition method it will use.

Stock Option Plan

The Company accounts for all stock options granted on and after January 1, 2006 pursuant to SFAS 123R. For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, the Company adopted the modified prospective transition method permitted by SFAS 123R. Under this method, the Company will account for such unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the statement of operations using the grant-date fair values previously calculated for the SFAS 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006.

Options made under the Company’s stock option plan have exercise prices equal to the fair value of the Company’s common stock at the grant date, generally vest and become fully exercisable over periods ranging from two to four years and have ten-year terms. For any grants that are subject to graded vesting over the service period, the Company historically recognized for purposes of the pro forma disclosures permitted by SFAS 123 and will continue to recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions.

For options granted prior and subsequent to January 1, 2006, the Company did and will continue to estimate their fair values using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. The Company uses a divided yield of zero as it never has paid nor intends to pay dividends on its common stock in the foreseeable future. The expected lives of stock options granted on and subsequent to January 1, 2006 was determined using the “simplified” method prescribed in the SEC’s Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity’s common stock. Due to Hawaiian’s bankruptcy and the thin liquidity of the Company’s common stock during that period, the Company believes that the historic volatility of its common stock is not a reliable indicator of future volatility. Accordingly, for the time being the Company will use a stock volatility factor based on the stock volatility factors of a peer comparison group over a period of time approximating the estimated lives of its stock options.

Stock option activity during the three months ended March 31, 2006 is summarized in the following table.

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual life	intrinsic value
	options	exercise price	(years)	(thousands)

Outstanding at December 31, 2005	2,826,498	$4.02
Granted during the period	36,000	$3.80
Exercised during the period	(322,000)	$2.68
Cancelled during the period	—
Outstanding at March 31, 2006	2,540,498	$4.19	8.9	$2,599

Exercisable at March 31, 2006	956,000	$3.65	8.3	$1,488

The options granted during the three months ended March 31, 2006 vest on the third anniversary of their grant date, or February 13, 2009, and have ten-year contractual lives. The aggregate fair value of such grants was estimated at approximately $70,000, or $1.94 per share, using the Black-Scholes-Merton option-pricing model and the following assumptions:  risk- free interest rate of approximately 4.6%; dividend yield of zero; expected volatility of approximately 47%; and an expected option life of six years. No options were granted during the three months ended March 31, 2005.

In January 2006 and February 2006, options were exercised to acquire a total of 322,000 shares of the Company’s common stock. The total intrinsic value of these exercised stock options was approximately $0.6 million, and the Company received cash proceeds of approximately $0.9 million.

The following tables are based on selected ranges of exercise prices for the Company’s outstanding and exercisable stock options as of March 31, 2006.

Options Outstanding

					Weighted
					average
				Weighted	remaining
			Number of	average	contractual life
Range of exercise prices			options	exercise price	(years)

$2.10	-	$2.90	348,000	$2.41	6.4
$3.05	-	$3.80	476,000	$3.53	8.9
$4.25	-	$5.00	1,716,498	$4.73	9.3
$2.10	-	$5.00	2,540,498	$4.19	8.9

Options Exercisable

					Weighted
					average
				Weighted	remaining
			Number of	average	contractual life
Range of exercise prices			options	exercise price	(years)

$2.10	-	$2.90	273,000	$2.42	6.4
$3.05	-	$3.78	335,000	$3.54	8.4
$4.62	-	$5.00	348,000	$4.73	9.3
$2.10	-	$5.00	956,000	$3.65	8.3

Stock Bonus Plan

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees were granted 1.5 million shares of the Company’s common stock. Approximately 275,000 and 608,000 of these shares were distributed to Hawaiian’s employees on February 14, 2006 and May 1, 2006, respectively, and the remaining shares will be distributed on May 1, 2007. The May 2006 distribution was and the May 2007 distribution will be based on each eligible employee’s pro rata share of the applicable cumulative W-2 wages for the tax year preceding the year of each distribution. For the three months ended March 31, 2006, the Company recognized approximately $0.7 million of expense related to the May 2007 distribution, which expense is included in wages and benefits in the accompanying consolidated statement of operations for that period.

Impact on Earnings due to Adoption of SFAS 123R

Total share-based compensation expense recognized by the Company under SFAS 123R was $1.1 million for the three months ended March 31, 2006, which was $0.4 million greater than what share-based compensation expense would have been under the previous accounting under APB 25. As of March 31, 2006, $4.0 million of compensation expense related to unvested stock options (inclusive of $0.2 million for stock options granted to non-employee directors) attributable to future performance had not yet been recognized, which related expense will be recognized over a weighted average period of approximately two years. The Company will also recognize approximately $2.9 million of compensation expense during the period April 1, 2006 through April 30, 2007 related to the final distribution of the Company’s common stock to be made under its stock bonus plan in May 2007.

 During the three months ended March 31, 2006, the Company recognized approximately $0.5 million of compensation expense related to its stock option plan. The following table illustrates the pro forma effects on net loss for the three months ended March 31, 2005 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123. The fair values for the stock options were estimated at the dates granted using the Black-Scholes-Merton option-pricing model.

Three Months Ended
March 31, 2005
(in thousands, except for per share data)

Net loss - as reported	$(2,095)
Less: stock-based employee compensation expense determined under the fair value method for all grants, net of income taxes	66
Pro forma net loss	$(2,161)

Basic loss per share
As reported	$(0.07)
Pro forma	$(0.07)

Diluted loss per share
As reported	$(0.07)
Pro forma	$(0.07)

5. Debt and Common Stock Warrants

On March 13, 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the two credit facilities (the Senior Credit Facility and Term B Credit Facility) Hawaiian entered into in June 2005 to help fund the Joint Plan. As a result of these amendments, the credit facilities were cumulatively increased by approximately $91.3 million. Accordingly, at March 31, 2006, the Company’s amended credit facilities consisted of a $62.5 million amortizing term loan made under the Senior Credit Facility (the Term Loan A), a $72.5 million non-amortizing term loan made under the Term B Credit Facility (the Term Loan B) and a $25 million revolving line of credit available under the Senior Credit Facility. The Term Loan A is due on December 10, 2010 and will bear interest, at the Company’s option, at either LIBOR plus 400 basis points, or the prime rate plus 150 basis points, with principal amortization of $2.5 million per quarter beginning June 1, 2006 and the balance being due at maturity. If not prepaid sooner, the Term Loan B is due on March 11, 2011 and will bear interest at 9.00%.

Other provisions of the loans remain substantially the same as those of the Senior Credit Facility and Term B Credit Facility including, among other things, collateralization and financial and other covenants. The amendment of the Senior Credit Facility was accounted for as a modification, and the Company expensed $1.4 million of legal and other professional fees paid to third parties in connection with amending that facility. The amendment of the Term B Credit Facility was accounted for as an extinguishment, and the Company incurred a nonoperating loss of $1.7 million in connection with amending that facility.

As of March 31, 2006, $64.6 million of the proceeds from the additional borrowings were held in escrow pursuant to the terms of the amended credit facilities. Of such restricted funds, $54.6 million was released to the Company on April 21, 2006 for the purpose of redeeming all of the then outstanding subordinated convertible notes the Company issued in connection with funding the Joint Plan (see Note 10). The remaining $10 million of the restricted funds will only be released to the Company if on or before July 11, 2006, the Company acquires certain capital assets which, if acquired, will provide additional collateral to the lenders. If this asset acquisition is not made by the Company within the allotted timeframe, the $10 million of restricted cash will be released to the Term B Credit Facility lenders and the Term B Loan will be reduced commensurately. The escrowed funds were included in long-term prepayments and other under other assets in the accompanying balance sheet as of March 31, 2006.

In connection with the amendment of the Term B Credit Facility, the Company issued warrants to the Term B Credit Facility lenders and their affiliates to purchase 4,050,000 shares of the Company’s common stock (the Term B Warrants). Warrants to purchase 3,550,000 shares of the Company’s common stock were immediately exercisable, and warrants to purchase 500,000 shares of the Company’s common stock will become exercisable upon drawdown by the Company of the aforementioned $10 million to acquire certain additional assets, or the satisfaction of certain other conditions. Except as noted, the Term B Warrants are otherwise exercisable for a period of three years from the date of issuance, have an exercise price of $5.00 per share, and contain a forced conversion feature whereby the Company can elect to force the exercise of the Term B Warrants at anytime after the average closing price of the Company’s common stock is at or above $9.00 per share for 30 consecutive calendar days.

The issuance of the Term B Warrants was accounted for in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, whereby a portion of the borrowings under the Term B Loan equal to the relative fair value of the Term B Warrants as of March 13, 2006, or $6.3 million, was allocated to capital in excess of par value in the accompanying consolidated balance sheet as of March 31, 2006. For purposes of valuing the Term B Warrants, the Company utilized the Black-Scholes-Merton option-pricing model. The resulting $6.3 million debt discount will be amortized over the life of the Term B Loan using the effective interest method. Due to the discount arising from the fair value allocated to the Term B Warrants, as of March 31, 2006, the carrying value of the Term B Loan was approximately $66.2 million and its effective interest rate was approximately 11.3%.

At March 31, 2006, the outstanding Term A Loan consisted of a $16.5 million LIBOR rate loan bearing interest at 8.86%, and a $46.0 million prime rate loan bearing interest at 9.25%. The Company had issued approximately $5.5 million of letters of credit and had approximately $19.0 million of remaining availability under the Senior Credit Facility as of that date.

The Company was in compliance with all of the covenants of the Senior Credit Facility and Term B Credit Facility as of March 31, 2006.

Maturities of long-term debt as of March 31, 2006 are as follows (in thousands):

Remainder of 2006	$10,891
2007	14,702
2008	14,920
2009	15,169
2010	82,712
2011	75,322
213,716
Less unamortized discounts on debt:
Subordinated convertible notes due June 1, 2010	(33,265)
Term B Loan due March 11, 2011	(6,280)
5% notes payable due June 1, 2011	(1,860)
(41,405)
172,311
Less current maturities	14,551
Long-term debt	$157,760

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense for the three months ended March 31, 2006 included the following components (in thousands).

Service Cost	$1,896
Interest Cost	5,194
Expected Return on plan assets	(4,279)
$2,811

The Company sponsors three tax-qualified defined benefit pension plans covering certain of its contract labor groups and its non-contract salaried employees. The Company made scheduled contributions of $1.2 million during the three months ended March 31, 2006. The Company had no pension related expense during the comparable quarter in 2005 because Hawaiian was not consolidated during that quarter.

7. Income Taxes

The Company recorded income tax provision of $0.2 million for the period ended March 31, 2006 primarily due to increases in the valuation allowance for deferred tax assets, the non-deductibility of certain expenses, and state income taxes. No income tax provision or benefit was recorded for the period ended March 31, 2005 as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets.

Utilization of the Company’s deferred tax assets is based on the Company generating taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration. As of March 31, 2006 and 2005, the Company recognized a full valuation allowance on its deferred tax assets.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. In addition, the State of Hawaii Department of Taxation is currently in the process of examining Hawaiian’s general excise tax returns for 2001 through 2005, in addition to the tax credit for research activities claimed on the 2001 income tax return and the Hawaii capital goods excise tax credit claimed on the 2001 through 2004 income tax returns. Hawaiian cannot currently determine the impact of any potential assessments resulting from these examinations on its future financial position, results of operations and liquidity. Any additional taxes paid by the Company related to any periods prior to the effective date of

Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability resulting for the State of Hawaii examination will result in a decrease to goodwill.

8. Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in the fair value and reclassifications into earnings of amounts previously deferred related to the Company’s fuel forward contracts, which contracts are accounted for as cash flow hedges in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Total comprehensive loss was $2.8 million for the three months ended March 31, 2006, compared to total comprehensive loss of $2.1 million for the three months ended March 31, 2005.

9. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Los Angeles Airport Operating Terminal

In December 1985, Hawaiian entered into an agreement with other airlines, as amended, for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities). Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

General Guarantees and Indemnifications

The Company is the lessee under certain real estate leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. The Company cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

10. Subsequent Events

As discussed in Note 5, on April 21, 2006, the Company redeemed all of the then outstanding subordinated convertible notes it issued in connection with funding the Joint Plan for approximately $55.9 million, inclusive of an approximate $2.6 million prepayment premium and approximately $1.0 million of accrued and unpaid interest to that date. The Company incurred an approximate $28.3 million nonoperating loss, which will be recognized in the quarter ending June 30, 2006, on such redemption due principally to the accelerated amortization of the remaining and substantial discount associated with the notes when they were initially issued in June 2005. The remaining common stock warrants issued to the holders of the notes are detachable and will remain outstanding under their original terms.

Hawaiian Airlines, Inc. (Debtor)

Statement of Operations (unaudited)

Three Months
Ended
March 31, 2005
(in thousands)
Operating Revenue:
Passenger	$169,747
Charter	4,519
Cargo	7,046
Other	8,032
Total	189,344

Operating Expenses:
Wages and benefits	56,290
Aircraft fuel, including taxes and oil	38,335
Aircraft rent	26,141
Maintenance materials and repairs	14,071
Other rentals and landing fees	5,713
Depreciation and amortization	2,200
Sales commissions	1,394
Other	36,827
Total	180,971

Operating Income	8,373

Nonoperating Expense:
Reorganization items, net	(5,851)
Interest	(334)
Other, net	(1,319)
Total	(7,504)

Income Before Income Taxes	869

Income tax expense	505

Net Income	$364

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc. (Debtor)

Balance Sheet (unaudited)

March 31, 2005
(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$111,720
Restricted cash	59,208
Accounts receivable, net of allowance for doubtful accounts of $1,395	36,734
Spare parts and supplies, net	8,986
Prepaid expenses and other	45,955
Total	262,603

Property and equipment, less accumulated depreciation and amortization of $42,230	56,518

Other Assets:
Long-term prepayments and other	35,867
Reorganization value in excess of amounts allocable to identifiable assets, net	27,731
Total Assets	$382,719

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$47,162
Air traffic liability	159,073
Other accrued liabilities	32,478
Current portions of long-term debt and capital lease obligations	46
Total	238,759

Long-Term Debt and Capital Lease Obligations	29

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	145,056
Other liabilities and deferred credits	63,262
Total	208,318

Liabilities Subject to Compromise	214,544

Commitments and Contingent Liabilities

Shareholders’ Deficiency:
Common and Preferred stock	278
Capital in excess of par value	60,084
Accumulated deficit	(230,854)
Notes receivable from sales of common stock	(49)
Accumulated other comprehensive loss:
Minimum pension liability adjustment	(120,716)
Gain on hedge instruments	12,326
Total	(278,931)
Total Liabilities and Shareholders’ Deficiency	$382,719

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc. (Debtor)

Cash Flow Statement (unaudited)

Three Months
Ended
March 31, 2005
(in thousands)

Net cash provided by Operating Activities before Reorganization Activities	$14,209
Net cash used by reorganization activities	(5,851)
Net cash provided by Operating Activities	8,358

Cash Flows From Investing Activities:
Additions to property and equipment	(7,106)
Cash used in investing activities	(7,106)

Cash Flows From Financing Activities:
Proceeds on notes receivable from sales of common stock	20
Repayments of long-term debt and capital lease obligations	(199)
Net cash used in financing activities	(179)

Net increase in cash and cash equivalents	1,073

Cash and cash equivalents - Beginning of Period	110,647

Cash and cash equivalents - End of Period	$111,720

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc. (Debtor)

Notes to Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Airlines, Inc. (Hawaiian), is a wholly-owned subsidiary of Hawaiian Holdings, Inc. (Holdings), and is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia.  Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became a Delaware corporation on June 2, 2005 concurrent with its emergence from bankruptcy protection and merger with and into HHIC, Inc. (HHIC), a wholly-owned subsidiary of Holdings, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc.

Hawaiian is a “predecessor” of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (SEC).  As a result, financial information of Hawaiian as of and for the three months ended March 31, 2005 are included in the accompanying financial statements and in the Quarterly Report on Form 10-Q of Holdings for the quarterly period ended March 31, 2006.  The accompanying financial statements of Hawaiian were prepared on a going concern basis in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

The accompanying unaudited financial statements have also been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Hawaiian’s results of operations and financial position for the periods presented. However, due to seasonal fluctuations common to the airline industry and Hawaiian, results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Chapter 11 Proceedings and Reorganization

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and thereafter operated Hawaiian under the jurisdiction of the bankruptcy court and applicable provisions of the bankruptcy code until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy.

On March 11, 2005, the Company, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC and RC Aviation LLC (which is currently Holdings’ largest stockholder), sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, and provided for the merger of Hawaiian and HHIC as discussed in Note 1.

The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings’ common stock, a private placement by Holdings of $60.0 million in 5.0% subordinated convertible notes, and by Hawaiian’s $75 million variable rate and fixed rate secured credit facilities.

3. Stock Compensation

Hawaiian accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is more than the fair market value of the underlying stock on the date of grant.  Hawaiian also adopted the pro forma disclosure features of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  The following table illustrates the pro forma effect on net income if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model.

Three months ended March 31, 2005
(in thousands)

Net income:
As reported	$364
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	39
Pro forma	$325

4. Liabilities Subject to Compromise

Under the Bankruptcy Code, pre-petition obligations of Hawaiian generally could not be enforced, and any actions to collect pre-petition indebtedness were automatically stayed, unless the stay was lifted by the Bankruptcy Court. Concurrent with its Chapter 11 filing, Hawaiian received approval from the Bankruptcy Court to: (i) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (ii) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (iii) honor customer service programs, including the HawaiianMiles program and ticketing policies; (iv) honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; and (v) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above, which consisted primarily of lease-related claims and pre-petition accounts payable, were classified as liabilities subject to compromise and were settled under the Joint Plan, as further described in Note 2.

5. Reorganization Items, Net

Reorganization items, net represents amounts resulting directly from Hawaiian’s Chapter 11 proceedings and are presented separately in its statement of operations.  Reorganization items for the three months ended March 31, 2005 consisted primarily of professional fees incurred in connection with Hawaiian’s Chapter 11 case, net of interest earned on accumulated cash balances.

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense included the following components:

Three months ended March 31, 2005
(in thousands)

Service cost	$3,122
Interest cost	5,308
Expected return on plan assets	(4,161)
Amortization of prior service cost	57
Recognized net actuarial loss	2,266
Net periodic benefit expense	$6,592

7. Income Taxes

Hawaiian’s effective tax rates differ from the federal statutory rate of 35% due primarily to increases in the valuation allowance for deferred tax assets, the non-deductibility of certain reorganization related expenses, and state income taxes.  Due in part to limitations on the availability of Hawaiian’s net operating loss carryforwards to offset federal income taxes payable, Hawaiian has paid income taxes on its taxable earnings in both 2003 and 2004.  As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes.  As of March 31, 2005, Hawaiian recognized a full valuation allowance on its net deferred tax assets.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. In addition, the State of Hawaii Department of Taxation is currently in the process of examining Hawaiian’s general excise tax returns for 2001 through 2005, in addition to the tax credit for research activities claimed on the 2001 income tax return and the Hawaii capital goods excise tax credit claimed on the 2001 through 2004 income tax returns. Hawaiian cannot currently determine the impact of any potential assessments resulting from these examinations on its future financial position, results of operations and liquidity.

8. Comprehensive Income

Total comprehensive income for the three months ended March 31, 2005 was $14.2 million, the difference between net income and total comprehensive income for that period being due to changes in the fair value of derivative financial instruments accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

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

In December 1985, Hawaiian entered into an agreement with other airlines, as amended, for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities). Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

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

•  jet fuel costs;

•  Hawaiian’s dependence on tourist travel;

•  the effects of seasonality and cyclicality on the airline industry and Hawaiian's business;

•  the competitive advantages held by full-service airlines in the transpacific markets;

•  the effects of new entrants into the transpacific and interisland markets;

•  changes in competition and capacity in all of the markets we serve;

•  competitive pressures on pricing (particularly from lower-cost competitors and airlines operating in bankruptcy);

•  demand for transportation in the markets in which Hawaiian operates;

•  the impact of our substantial financial and operating leverage;

•  our ability to comply with financial covenants;

•  the competitiveness of our labor costs;

•  our relationship with our employees and possible work stoppages;

•  our ability to attract, motivate and retain key executives and other employees;

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

•  increases in aircraft maintenance costs due to the aging and increased utilization of our fleet, and the possible unavailability of other aircraft;

•  the impact of Section 404 of the Sarbanes-Oxley Act of 2002 and our ability to remediate material weaknesses in our internal controls;

•  bankruptcies in the airline industry and the possible negative impact such bankruptcies might have on fares and excess capacity;

•  government legislation and regulation, including the Aviation and Transportation Security Act and other such regulations stemming from the September 11, 2001 or future terrorist attacks;

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

•  security-related costs;

•  consumer perceptions of the services of Hawaiian compared to other airlines; and

•  other risks and uncertainties set forth from time to time in our reports to the Securities and Exchange Commission, included under “Risk Factors” in our Annual Reports on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Overview

Our Company

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005 as is described in greater detail in Note 2 to Holdings financial statements included in this Quarterly Report on Form 10-Q.

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers in 2005, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. At March 31, 2006, Hawaiian’s fleet consisted of 11 leased Boeing 717-200 aircraft, 14 leased Boeing 767-300ER aircraft and four owned Boeing 767-300 aircraft.  Based in Honolulu, Hawaiian had approximately 3,300 active employees as of March 31, 2006.

General information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Results of Operations

While Hawaiian’s operations and financial results are affected by a variety of factors, Hawaiian, like most airlines, is particularly affected by the availability and price of jet fuel.  Fuel costs are volatile and constituted a significant portion of our operating expenses representing approximately 26.6% and 20.9% of our consolidated and combined operating expenses for the three months ended March 31, 2006 and 2005, respectively.  Based on gallons expected to be consumed in 2006, every one-cent change in the price of jet fuel increases or decreases Hawaiian’s annual fuel expense by approximately $1.2 million.

Our operations and financial results are also sensitive to seasonal volatility, primarily due to leisure and holiday travel patterns.  Hawaii is a popular vacation destination for travelers.  Travel demand is typically weaker in the first quarter of the year and stronger in the summer months and December.  During weaker travel periods, we may adjust our flight availability to obtain a profitable passenger load factor, or utilize aggressive fare pricing strategies to increase traffic volume, which may involve higher ticket discounts during these periods.  Our results of operations generally reflect this seasonality, but are also impacted by numerous other factors that are not necessarily seasonal.  These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation and employment levels.  Because substantial portions of personal and business airline travel are discretionary, the industry tends to experience adverse financial results in general economic downturns.  As a result, our operating results for any particular quarterly period are not necessarily indicative of our operating results for an entire year, and historical operating results are not necessarily indicative of future operating results.

For the three months ended March 31, 2006 and the year ended December 31, 2005, approximately 58% of our total operating revenue came from our transpacific market.  In the first quarter of 2006, we acquired four 767-300 aircraft which, beginning in September of this year, we will use to increase our flights to several cities we presently serve in this market. Hawaiian’s principal competition in the transpacific market has come from full-service legacy air carriers such as American Airlines, United Airlines, Continental Airlines, Delta Air Lines, and Northwest Airlines, and from low-cost air carriers (LCC) US Airways and ATA Airlines.  Additionally, Delta Air Lines and Northwest Airlines have been operating under Chapter 11 of the U.S. bankruptcy code since September 2005, which has assisted those two carriers in substantially reducing their operating costs. Potential increases in airline capacity to Hawaii, whether from existing or other legacy air carriers or LCC, could result in a significant decrease in our share of the transpacific market and/or our yields in that market, which could have a material adverse effect on our results of operations and financial condition.

In the interisland market, Hawaiian earned approximately 27% of its total operating revenue during the three months ended March 31, 2006 and for the year ended December 31, 2005.  Hawaiian currently faces competition principally from two other airlines in the interisland market, Aloha Airlines (which emerged from bankruptcy during the first quarter of 2006) and Island Air.  Island Air, which presently operates a fleet of 37-seat turbo-prop aircraft, took delivery of a 78-seat turboprop aircraft in March 2006, and will add two more of these larger aircraft to its fleet later this year.  These larger and faster aircraft will enable Island Air to better compete with us in terms of travel time and passenger comfort.  Additionally, Mesa Airlines, a regional carrier based in Phoenix, Arizona, will begin flying an interisland schedule with up to six 50-seat regional jets in early June 2006.  In March 2006, Mesa Airlines began offering one-way fares as low as $39 to promote its entry into the interisland market, and to date we have matched those fares.  We have also announced adjustments to our interisland schedule in order to compete more directly with Mesa’s published flight times. The addition of Mesa Airlines to existing interisland capacity, a stronger and potentially more competitive Aloha Airlines and the increase in Island Air’s capacity could have a significant negative impact on our interisland load factors and/or yields and ultimately our financial condition.

In the South Pacific market, we currently are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways and Air Canada on this route.  For the three months ended March 31, 2006 and the year ended December 31, 2005, we derived approximately 6% of our total operating revenue from our South Pacific market.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, we consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership interest in Hawaiian using the cost method of accounting until we regained control of Hawaiian on June 2, 2005.  Accordingly, our results of operations do not include Hawaiian’s operating results during the three months ended March 31, 2005.  During the three-month period ended March 31, 2005, we generated no operating revenue, and our operating expenses consisted primarily of legal and other professional fees related to Hawaiian’s Chapter 11 case and consummation of its joint plan of reorganization, which expenses were approximately $1.8 million. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, we reconsolidated Hawaiian as of such date for financial reporting purposes. Hawaiian’s emergence from bankruptcy was accounted for as a business combination (our acquisition of Hawaiian), with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in our consolidated results of operations from June 2, 2005.  Considering the significance of Hawaiian’s results of operations to our future results of operations and financial condition, as well as the extremely limited nature of our operations during the first quarter of 2005, the historical results of operations of Holdings and Hawaiian for the three months ended March 31, 2005 have been combined and discussed below in order to provide a more informative comparison with our consolidated results for the quarterly period ended March 31, 2006.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Statements of Operations (unaudited)

	Three Months ended March 31,
	2006(*)	2005(**)
	(in thousands)
Operating Revenue:
Passenger	$189,590	$169,747
Charter	2,274	4,519
Cargo	8,088	7,046
Other	9,769	8,032
Total	209,721	189,344

Operating Expenses:
Wages and benefits	58,169	56,290
Aircraft fuel, including taxes and oil	56,962	38,335
Aircraft rent	27,358	26,141
Maintenance materials and repairs	16,772	14,071
Depreciation and amortization	6,764	2,200
Other rentals and landing fees	5,915	5,713
Sales commissions	1,856	1,394
Other	40,519	38,922
Total	214,315	183,066
Operating Income (Loss)	(4,594)	6,278
Nonoperating Income (Expense):
Reorganization items, net	—	(5,851)
Interest and amortization of debt discount and issuance costs	(3,637)	(334)
Extinguishment and modification of long-term debt	(3,072)	—
Interest income	2,429	—
Other, net	(3,234)	(1,319)
Total	(7,514)	(7,504)
Loss Before Income Taxes	(12,108)	(1,226)
Income tax expense	184	505

Net Loss	$(12,292)	$(1,731)

(*)	Consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
(**)	Combined results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Statistical Data (unaudited)

	Three Months ended March 31,
	2006		2005
	(in thousands, except as
	otherwise indicated )
Scheduled Operations:
Revenue passengers flown	1,448		1,353
Revenue passenger miles (RPM)	1,625,831		1,471,382
Available seat miles (ASM)	1,858,605		1,728,939
Passenger load factor (RPM/ASM)	87.5%		85.1%
Passenger revenue per RPM (Yield)	11.66	¢	11.54	¢

Charter Operations:
Revenue block hours operated (actual)	311		649
Revenue per revenue block hour	$7.3		$7.0

Cargo Operations:
Revenue ton miles (RTM)	18,666		19,279
Revenue per RTM	36.86	¢	31.84	¢

Total Operations:
Operating revenue per ASM	11.06	¢	10.46	¢
Operating cost per ASM	11.30	¢	10.12	¢
Revenue passengers flown	1,461		1,377
Revenue block hours operated (actual)	20,323		19,293
RPM	1,660,566		1,537,744
ASM	1,896,161		1,809,487
Breakeven load factor (a)	91.3%		82.1%
Gallons of jet fuel consumed	27,207		26,146
Average cost per gallon of jet fuel (actual) (b)	$2.09		$1.47

(a) The scheduled passenger load factor required at the current yield to breakeven on a net income basis.

(b) Includes applicable taxes and fees.

Holdings’ reacquisition of Hawaiian on June 2, 2005 was accounted for as a business combination, and the assets and liabilities of Hawaiian were recorded at fair value as of that date. The changes in the book values of Hawaiian’s assets and liabilities as of June 2, 2005 affected the combined entity’s loss before income taxes as follows for the three months ended March 31, 2006.

Three months Ended March 31, 2006
(in thousands)
Increase (decrease) in loss before income taxes
Passenger revenue—elimination of deferred revenue from sales of miles in frequent flyer program	$(2,634)
Aircraft and other rent expense—amortization of unfavorable operating lease liability	846
Depreciation and amortization of property and equipment—adjust property and equipment to fair value	410
Amortization of intangible assets:
Favorable aircraft and spare aircraft engine leases (recognized as a component of aircraft rent)	(1,302)
Favorable aircraft maintenance contracts (recognized as a component of maintenance materials and repairs)	(321)
Other intangible assets (recognized as a component of depreciation and amortization)	(4,347)
Total amortization of intangible assets	(5,970)
Net decrease in operating income	(7,348)
Interest expense—amortization of debt discount due to recognizing debt obligation at fair value	(156)
Interest income—accretion due to recognizing aircraft maintenance and lease security deposits at fair value	351
Total net decrease in income before income taxes	$(7,153)

For the purposes of the following discussion of the results of operations for the three months ended March 31, 2006 and 2005, the term “the combined entity” refers to the consolidated results of operations of Holdings and Hawaiian for the three months ended March 31, 2006, and the combined results of operations of Holdings and Hawaiian for the comparable three-month period in 2005.  As used in the context of this narrative, Holdings and Hawaiian refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities.

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

The combined entity incurred a net loss of $12.3 million and an operating loss of $4.6 million for the three months ended March 31, 2006, compared to a net loss of $1.7 million and operating income of $6.3 million for the same three-month period in 2005.  Operating income decreased by $10.9 million in the three-month period ended March 31, 2006, compared to operating income for the same three-month period in 2005, and net earnings decreased by $10.6 million in the three-month period ended March 31, 2006 because of increases in operating expenses for that period.  The significant differences between income and expense items for the first quarters of 2006 and 2005 are discussed below.

Operating Revenue. Operating revenue was $209.7 million for the three months ended March 31, 2006, a 10.8% increase over operating revenue of $189.3 million for the same three-month period in 2005.  Scheduled passenger revenue was $189.6 million for the three months ended March 31, 2006, compared to scheduled passenger revenue of $169.7 million for the same three-month period in 2005.  This $19.8 million, or 11.7%, increase in scheduled passenger revenue was due to improved yields and traffic in all of Hawaiian’s markets as is shown in the table below.

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$13.7	1.2%	11.7%	8.4%
Interisland	4.4	1.3	6.9	6.8
South Pacific	1.7	12.5	1.6	1.1
Total scheduled	$19.8	1.1%	10.5%	7.5%

Other operating revenue was $20.1 million for the three months ended March 31, 2006, and $19.6 million for the comparable three-month period in 2005.  The $0.5 million, or 2.7%, net increase in other operating revenue for the three months ended March 31, 2006 was due primarily to a cumulative increase of $2.8 million in cargo and other operating revenue, which increase offset a $2.2 million decrease in charter revenue.  The increase in cargo and other operating revenue was due primarily to an approximate 16.0% improvement in cargo revenue per ton mile and an increase in revenue earned for ground handling services provided to other airlines.  The decrease in charter revenue was due principally to an approximate 52% decrease in charter revenue block hours operated during the 2006 quarter.

Operating Expenses. Operating expenses were $214.3 million for the three months ended March 31, 2006, a $31.2 million increase from operating expenses of $183.1 million for the comparable three-month period in 2005.  The increase in operating expenses for the three-month period in 2006 was due primarily to increases in aircraft fuel, depreciation and amortization and maintenance materials and repairs expense.

		Change from three
	Three months ended	months ended
	March 31, 2006	March 31, 2005	Change
	(in thousands)
Operating expenses
Wages and benefits	$58,169	$1,879	3.3	%(a)
Aircraft fuel, including taxes and oil	56,962	18,627	48.6	(b)
Aircraft rent	27,358	1,217	4.7	(c)
Maintenance materials and repairs	16,772	2,701	19.2	(d)
Depreciation and amortization	6,764	4,564	207.5	(e)
Other rentals and landing fees	5,915	202	3.5
Sales commissions	1,856	462	33.1
Other	40,519	1,597	4.1	(f)
Total	$214,315	$31,249	17.1%

(a)           The increase in wages and benefits expense was due primarily to $1.1 million of share-based compensation recognized during the three-month period ended March 31, 2006 and $0.7 million of other miscellaneous compensation.  Approximately $0.5 million of the share-based compensation recognized in the 2006 quarter related to our adoption of SFAS 123R on January 1, 2006, and substantially all of that amount related to the amortization of unvested options granted prior to the adoption of SFAS 123R.  The balance of such share-based compensation related to the amortization of the fair value of the forthcoming May 2007 distribution to Hawaiian’s employees of approximately 617,000 shares of Holdings’ common stock pursuant to the stock bonus plan adopted in June 2005.  Disregarding the possibility of additional stock option grants and/or cancellations, the combined entity estimates that it will recognize additional share-based compensation expense of approximately $3.6 million during the remainder of 2006 resulting from the combined entity’s stock option and stock bonus plans. See Note 4, “Stock Option and Stock Bonus Plans”, to Holdings’ financial statements included in this Quarterly Report on Form 10-Q.

(b)           The increase in aircraft fuel expense was due to a 42% increase to an average of $2.09 per gallon for the cost of jet fuel for the three-month period ended March 31, 2006 compared to the same period in 2005, and a 4.1% increase in fuel consumption during the three-month period ended March 31, 2006 related primarily to increased operations on transpacific routes.  Aircraft fuel expense for the three-month period in 2006 included a loss of $3.4 million resulting from the fuel hedging programs in effect during that quarter, compared to a negligible fuel hedging loss recognized in the comparable three-month period in 2005.

Hawaiian’s jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of hedge gains or losses for the designated period. As a result of the designation of jet fuel forward contracts during 2005 at times when spot prices were generally higher than the settlement price of the contracts, Hawaiian’s reported fuel expense during 2006 will not reflect the full economic benefit of the forward contracts or the cash savings achieved by Hawaiian.

As illustrated below, Hawaiian’s average fuel expense per gallon in the first quarter of 2006 was $2.09, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$1.88	$51.1
Taxes	0.09	2.4
Hedge Impact	0.12	3.4
Fuel Expense	$2.09	$56.9

Although the hedge impact on Hawaiian’s jet fuel expense resulted in a reduction in operating earnings during the first quarter of 2006, the settlement of hedges designated for the first quarter resulted in cash received by Hawaiian from the jet fuel forward contract counterparty totaling $1.9 million. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(c)           The increase in aircraft rent expense was due almost entirely to revaluing Hawaiian’s aircraft and spare engine leases to their fair values when Holdings reacquired Hawaiian in June 2005.

(d)           The increase in maintenance materials and repairs expense was due primarily to an increase in 767-300ER airframe overhaul events and to increases in power-by-the-hour engine maintenance for 767-300ER aircraft related to an increase in the applicable hours due to the inclusion of additional engines in the program. In addition, Hawaiian operated approximately 1,000, or 5.3%, more revenue block hours in the 2006 quarter than in the 2005 quarter, which increased aircraft utilization contributed to the overall period-over-period increase in aircraft maintenance.

(e)           The increase in depreciation and amortization is attributable primarily to $4.3 million of amortization of certain intangible assets recorded at June 2, 2005.

(f)            The increase in other operating expenses for the three months ended March 31, 2006 was due primarily to increases in legal and professional fees and other outside services purchased, which increases were offset in part by a decrease in advertising and promotional expenses. The increased legal and professional fees were due substantially to accounting fees related to compliance with the Sarbanes-Oxley Act of 2002 and for other financial accounting and auditing services, and legal fees incurred for certain SEC filings made in the first quarter of 2006.  The increase in outside services purchased was due primarily to increases in credit card processing fees related to increased ticket sales, bank service fees resulting from recurring ancillary fees associated with the debt raised to fund the Joint Plan, and fees paid for other computer-based systems and services (e.g., Hawaiian’s website).

Nonoperating Income and Expense.  Nonoperating expense, net was $7.5 million for both the three months ended March 31, 2006 and 2005. The three-month period in 2006 included realized and unrealized losses of $3.1 million related to Hawaiian’s fuel hedging program, interest expense of $3.6 million related primarily to the debt issued to fund the Joint Plan (as amended on March 13, 2006), and $3.1 million of debt extinguishment and modification costs related to the debt amended at March 13, 2006 (see Note 5 to Holdings’ financial statements included in this Quarterly Report on Form 10-Q). The comparable three-month period in 2005 included net reorganization expenses of $5.9 million arising primarily from legal and other professional fees associated with Hawaiian’s bankruptcy case and reorganization, and realized and unrealized losses of $1.2 million related to jet fuel forward contracts that did not qualify for hedge accounting.

Liquidity and Capital Resources

Our liquidity is essentially completely dependent on the operating results and cash flows of Hawaiian, along with the credit facilities put in place in June 2005 in connection with Hawaiian’s joint plan of reorganization (the Joint Plan), as amended on March 13, 2006, and as are described in more detail below and in Note 5, “Debt and Common Stock Warrants”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q.  Due to the significance of the operating cash flows of Hawaiian to our future liquidity, our historical sources and uses of cash have been combined with those of Hawaiian and discussed below in order to provide a more informative comparison.  Substantially all of our assets are encumbered under our existing credit facilities. Management currently believes that a combination of existing cash and cash flows from Hawaiian’s operations together with our existing credit facilities will be sufficient to support our operations and capital requirements at least through the end of 2006.

Hawaiian has been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles.  However, the introduction of service into our transpacific market by US Airways in December 2005, and the pending introduction of service into our interisland market by Mesa Airlines in June 2006, together with any other potential downward pressures on our yields and load factors in those markets from other competitors, may negatively and materially impact Hawaiian’s future revenues in these markets.

Cash and cash equivalents were $153.7 million at March 31, 2006, an increase of $0.3 million from cash and cash equivalents of $153.4 million at December 31, 2005. We also had restricted cash on those dates of $135.5 million and $53.4 million, respectively. Of the total restricted cash at March 31, 2006, $64.7 million consisted of cash held in escrow (included in long-term payments and other under other assets in the accompanying March 31, 2006 balance sheet) for the then pending redemption of our subordinated convertible notes due June 2010 and the possible acquisition of certain capital assets later in the year.  The balance of restricted cash at March 31, 2006 and all of the restricted cash at December 31, 2005 consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales.  The cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers.  Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Despite of an approximate $10.6 million decrease in earnings, net cash provided by operating activities before reorganization activities increased to $16.8 million for the three months ended March 31, 2006 compared to $12.7 million for the comparable quarter in 2005.  Reorganization activities used $5.9 million in cash during the three months ended March 31, 2005.  The $4.1 million period-over-period increase in net cash provided by operating activities before reorganization activities was due in part to significant non-cash charges to earnings in the 2006 quarter arising from the changes in the book values of Hawaiian’s assets and liabilities as of June 2, 2005 and the adoption of SFAS 123R, and from unrealized losses related to our fuel hedging program.  Additionally, increases in air traffic liability in the 2006 quarter due to strong advanced ticket sales for summer travel more than offset significant decreases in accrued liabilities resulting from estimated income tax payments and the settlement of a bankruptcy related claim during that period. Net cash used in investing activities was $101.0 million during the three months ended March 31, 2006 compared to $7.1 million for the comparable period in 2005, the increase in the 2006 quarter being primarily due to the acquisition of the four 767-300 aircraft discussed below and the cash held in escrow discussed above.  Financing activities provided net cash of approximately $84.6 million during the three months ended March 31, 2006 compared to net cash used in financing activities of approximately $0.2 million during the comparable period in 2005, the period-over-period difference being due primarily to the approximate $91.3 million of additional debt incurred in the 2006 quarter.

On February 22, 2006 and March 1, 2006, Hawaiian purchased four Boeing 767-300 aircraft for a total purchase price of approximately $32 million. We estimate that our capital expenditures during the remainder of 2006 will be approximately $50 million exclusive of the purchase of the aforementioned aircraft. Anticipated capital expenditures include modifications and overhauls of the recently acquired aircraft for entry into revenue service, upgrades and enhancements to our information technology systems and improvements and modifications to other aircraft in our fleet and certain of our ground facilities. Excepting certain contracts pertaining to the induction of the above four aircraft, the majority of the other anticipated capital expenditures are not firm commitments, and therefore we can adjust the level of our capital spending based on our then available and projected available cash.

On March 13, 2006, we raised approximately $91.3 million of additional capital by amending the two credit facilities (the Senior Credit Facility and Term B Credit Facility) that Hawaiian initially entered into in June 2005 to help fund the Joint Plan.  We used such additional funds to partially fund the acquisition of the four used 767-300 aircraft in the first quarter of 2006 and to redeem the outstanding balance of the subordinated convertible notes Holdings issued in June 2005 to help fund the Joint Plan.  We may use a portion of the remaining funds to acquire certain capital assets.  As of March 31, 2006, approximately $64.7 million of such additional funds (including interest earned to that date) was held in escrow for the expressed purposes of redeeming the convertible notes and for the possible acquisition of the other assets.  On April 21, 2006, all but $10 million of the escrowed funds were released to us in order to redeem the convertible notes.  If we do not acquire the additional assets by a certain date, as is prescribed in the amended credit facilities, the remaining $10 million currently held in escrow will be released to the Term B Credit Facility lenders and our total obligation under that facility will be reduced commensurately.

On April 21, 2006, we redeemed all of the then outstanding 5.0% subordinated convertible notes due June 1, 2010 for approximately $55.9 million inclusive of an approximate $2.6 million prepayment premium and approximately $1.0 million of accrued and unpaid interest to that date.  We incurred an approximate $28.3 million loss on such redemption due principally to the accelerated amortization of the remaining and substantial discount associated with the notes when they were initially issued in June 2005, which loss will be reflected in our financial results for the quarter ending June 30, 2006.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices), and interest rate risk. We have market sensitive instruments in the form of variable rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases. The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of Hawaiian’s operating expense. Fuel costs represented 27.0% and 25.2%, respectively, of Hawaiian’s operating expenses for the three months ended March 31, 2006 and the year ended December 31, 2005.  Based on gallons expected to be consumed in 2006, for every one-cent increase in the cost of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.2 million.

As of March 31, 2006, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 24% of its fuel requirements for the remainder of 2006. Hawaiian does not presently have jet fuel forward contracts to hedge its fuel requirements beyond 2006. Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.61 to $2.17 per gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts was $3.2 million as of March 31, 2006 and was recorded in prepaid expenses and other in the accompanying consolidated balance sheet.

From June 2, 2005, when the Company reconsolidated Hawaiian for financial reporting purposes, until August 31, 2005, the jet fuel forward contracts did not qualify as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). On September 1, 2005, all jet fuel forward contracts held on that date were designated as hedges, with an effective price based on the September 1, 2005 spot price, irrespective of the settlement price of the specific contracts. The spot prices on September 1, 2005 were $2.25 for Los Angeles based jet fuel forward contracts and $1.99 for Singapore based jet fuel forward contracts. Additionally, during September 2005, Hawaiian entered into additional jet fuel forward contracts that did not qualify as hedges under SFAS 133 until October 13, 2005, at which point the Company designated the jet fuel forward contracts as hedges, with an effective price based on the October 13, 2005 spot price, irrespective of the settlement price of the specific contracts. The spot prices on October 13, 2006 were $2.09 for Los Angeles based jet fuel forward contracts and $1.86 for Singapore based jet fuel forward contracts.

Accordingly, the economic value of Hawaiian’s jet fuel forward contracts entered into during 2005 will not be recognized as an equivalent reduction in fuel expense during the designated periods. Rather, the expense savings resulting from such forward contracts (and/or expense increases in the event of a reduction of spot prices below the settlement price) will be reduced (or in the event of a loss, increased) by the corresponding portion of the amount of unrealized gain previously recorded in 2005 as a component of nonoperating income.

The table below reflects Hawaiian’s jet fuel forward contract position as of April 13, 2006:

	Average Forward Contract Designation Price Per Gallon (1)	Average Settlement Price of Forward Contract	Gallons Purchased Forward	Percentage of Quarterly Consumption Purchased Forward
			(thousands)
Second Quarter 2006	$1.992	$1.733	16,254	59%
Third Quarter 2006	$2.052	$2.024	11,970	42%
Fourth Quarter 2006	$1.923	$2.042	2,730	10%

(1) Contract designation prices are based on spot prices on the date of designation of the applicable jet fuel forward contracts.

Our jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of hedge gains or losses for the designated period. As a result of the designation of jet fuel forward contracts during 2005 at times when spot prices were generally higher than the settlement price of the contracts, our reported fuel expense during 2006 will not reflect the full economic benefit of the forward contracts or the cash savings achieved by Hawaiian.

The Company does not hold or issue derivative financial instruments for trading purposes.  The Company is exposed to credit risks in the event the above counterparty fails to meet its obligations; however, the Company does not expect this counterparty to fail to meet its obligations.

Interest Rates.  Our results of operations are affected by fluctuations in interest rates (e.g., interest expense on variable rate debt and interest income earned on short-term investments). Certain of our debt agreements were entered into upon Hawaiian’s emergence from bankruptcy and include the issuance of the Senior Credit Facility, Term B Credit Facility and Series A and B subordinated convertible notes (the Senior Credit Facility and the Term B Credit Facility being amended on March 13, 2006, and the convertible notes being redeemed in full on April 21, 2006), the terms of which are discussed elsewhere in this Quarterly Report on Form 10-Q.

At March 31, 2006, we had $152.3 million of fixed rate debt, including capital leases of $1.1 million, and $62.5 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and a LIBOR rate that were 7.75% and 4.86%, respectively, as of such date. We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. A change in market interest rates could, therefore, have a corresponding effect on our pretax earnings and cash flows associated with our floating rate debt and invested cash because of the floating rate nature of these items. A hypothetical 10 percent increase in the Wells Fargo Prime Rate and the LIBOR rate in effect at March 31, 2006 would have correspondingly changed our pretax earnings and cash flows associated with these items by approximately $0.6 million on an annual basis.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $4.8 million as of March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. They concluded that, solely as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2006 to ensure that material information was accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As reported in our Annual Report on Form 10-K for the Fiscal year ended December 31, 2005, we determined that changes in the fair value of certain fuel derivatives designated as fuel hedges and used to manage the risk of changing jet fuel prices were not appropriately recognized into earnings during the fourth quarter of 2005 as required under U.S. generally accepted accounting principles and constituted a material weakness in our internal control over financial reporting.  We have designed and implemented new internal control procedures to remediate the controls over our accounting for fuel derivatives. During the first quarter of 2006, we performed an extensive review of our account reconciliations related to our fuel derivative financial instruments in an effort to ensure the proper recognition under generally accepted accounting principles.  Effective March 2006, we implemented a review of open counterparty contracts, developed a fuel derivative checklist, and implemented additional reconciliation controls to ensure the valuation and recognition is both complete and adequately reviewed.

We believe we have taken the steps necessary to remediate this material weakness relating to our fuel derivative accounting processes, procedures and controls; however, we cannot confirm the effectiveness of our enhanced internal controls with respect to our fuel derivative accounting until we have conducted sufficient testing. Accordingly, we will continue to monitor and test the effectiveness of our fuel derivative accounting processes, procedures and controls and will make any further changes management determines appropriate.

Changes in Internal Controls Over Financial Reporting

Other than as noted above in this Item 4, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, we filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.), alleging that Mesa misused confidential and proprietary information that we provided to Mesa in 2004 pursuant to a process established by the Bankruptcy Court to facilitate our efforts to solicit potential investment in connection with our Chapter 11 plan of reorganization. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Anti-Trust Act, intentional interference with prospective economic advantage and unfair trade practices.  We have filed a motion to dismiss Mesa’s counterclaim, which is scheduled for hearing on May 19, 2006.  Mesa has also filed a motion to transfer the case to the U.S. District Court for the District of Hawaii, which is scheduled for hearing on May 15, 2006. A trial date has been scheduled for April 2, 2007.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

Item 1A.                 RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously reported in Item 3.02 of a Current Report on Form 8-K filed with the SEC on March 17, 2006, in connection with the amendment of the Company’s Term B Credit Facility, the Company issued to the Term B lenders or their affiliates warrants to purchase an aggregate of 4,050,000 shares of the Company’s common stock.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                  OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

Exhibit No.	Description

10.1

Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing 767-332 aircraft bearing manufacturer’s serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL. (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.2

Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer’s serial number 23276 and FAA registration number N117DL. (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.3

Amendment Number Three to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.4

Amendment Number One to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Canyon Capital Advisors, LLC, Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.5

Form of Warrant, dated March 13, 2006, to purchase the Common Stock of Hawaiian Holdings, Inc., granted to Term B lenders or their affiliates and immediately exercisable (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.6

Form of Warrant, dated March 13, 2006, to purchase the Common Stock of Hawaiian Holdings, Inc., granted to Term B lenders or their affiliates and not exercisable unless and until there has been a triggering event (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.7

Registration Rights Agreement, dated as of March 13, 2006, by and among Hawaiian Holdings, Inc. and the Holders party thereto (filed as Exhibit 10.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

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

HAWAIIAN HOLDINGS, INC.

May 9, 2006	By	/s/ Peter R. Ingram
Peter R. Ingram
Chief Financial Officer and Treasurer