Form 10-Q
period 2006-06-30
HAWAIIAN HOLDINGS  INC
filed 2006-08-08
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 6, 2006, 46,553,914 shares of the Registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2006

Table of Contents

Part I.	Financial Information

Item 1.

On March 21, 2003, Hawaiian Airlines, Inc., the sole operating subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case No. 03-00817). Hawaiian Holdings, Inc. did not file for relief under Chapter 11 of the Bankruptcy Code and deconsolidated Hawaiian Airlines, Inc. effective April 1, 2003. On June 2, 2005, Hawaiian Airlines, Inc. emerged from bankruptcy under the control of Hawaiian Holdings, Inc. and was reconsolidated by Hawaiian Holdings, Inc. See the Notes to the Consolidated Financial Statements of Hawaiian Holdings, Inc. for further information regarding the impact to these consolidated financial statements.

Financial Statements of Hawaiian Holdings, Inc. (Unaudited)

Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and 2005

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) as of June 30, 2006 and December 31, 2005

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2006 and 2005

Notes to Consolidated Financial Statements

Financial Statements of Hawaiian Airlines, Inc. (Debtor) (Unaudited)

Statements of Operations for the periods April 1, 2005 through June 1, 2005, and January 1, 2005 through June 1, 2005

Balance Sheet as of June 1, 2005

Condensed Statement of Cash Flows for the period January 1, 2005 through June 1, 2005

Notes to Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except for per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006(*)	2005(**)	2006(*)	2005(***)

Operating Revenue:
Passenger	$202,157	$63,880	$391,745	$63,880
Charter	1,951	685	4,225	685
Cargo	7,830	2,569	15,918	2,569
Other	10,340	2,788	20,108	2,788
Total	222,278	69,922	431,996	69,922
Operating Expenses:
Aircraft fuel, including taxes and oil	59,216	16,770	116,178	16,770
Wages and benefits	56,057	22,578	114,226	22,578
Aircraft rent	27,164	8,862	54,522	8,862
Maintenance materials and repairs	18,262	3,998	35,033	3,998
Depreciation and amortization	6,961	2,256	13,725	2,256
Other rentals and landing fees	6,149	1,893	12,065	1,893
Sales commissions	2,227	558	4,084	558
Other	37,225	16,548	77,741	18,643
Total	213,261	73,463	427,574	75,558
Operating Income (Loss)	9,017	(3,541)	4,422	(5,636)
Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(4,533)	(1,104)	(5,396)	(1,104)
Losses due to redemption, extinguishment and modification of long-term debt	(28,032)	—	(31,104)	—
Interest income	3,037	508	5,466	508
Capitalized interest	960	—	1,259	—
Other, net	(2,519)	5,536	(8,824)	5,536
Total	(31,087)	4,940	(38,599)	4,940
Income (Loss) Before Income Taxes	(22,070)	1,399	(34,177)	(696)
Income tax expense	4,314	—	4,499	—
Net Income (Loss)	$(26,384)	$1,399	$(38,676)	$(696)
Net income (Loss) Per Common Stock Share:
Basic	$(0.56)	$0.03	$(0.82)	$(0.02)
Diluted	$(0.56)	$0.03	$(0.82)	$(0.02
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,171	35,730	47,126	33,254
Diluted	47,171	36,459	47,126	33,254

(*)                       Includes the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                Includes the results of operations of Hawaiian Holdings, Inc. for the period April 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the period June 2, 2005 through June 30, 2005.

(***)         Includes the results of operations of Hawaiian Holdings, Inc. for the period January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the period June 2, 2005 through June 30, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands, except for share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172,542	$153,388
Restricted cash	76,835	53,420
Accounts receivable, net of allowance for doubtful accounts of $481 and $912 as of June 30, 2006 and December 31, 2005, respectively	36,373	35,278
Spare parts and supplies, net	14,022	14,578
Deferred tax assets	10,992	9,269
Prepaid expenses and other	24,864	21,673
Total	335,628	287,606
Property and equipment, less accumulated depreciation and amortization of $10,728 and $5,751 as of June 30, 2006 and December 31, 2005, respectively	91,235	51,277
Other Assets:
Long-term prepayments and other	39,816	29,253
Intangible assets, net of accumulated amortization of $25,845 and $13,936 as of June 30, 2006 and December 31, 2005, respectively	179,296	191,205
Goodwill	105,380	107,179
Total Assets	$751,355	$666,520

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,983	$39,089
Air traffic liability	225,766	162,638
Other accrued liabilities	34,074	62,969
Current maturities of long-term debt and capital lease obligations	14,828	13,064
Total	314,651	277,760
Long-Term Debt and Capital Lease Obligations	136,342	77,576
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	198,381	196,831
Other liabilities and deferred credits	63,274	57,017
Deferred income taxes	10,992	9,269
Total	272,647	263,117
Commitments and Contingent Liabilities
Shareholders’ Equity:
Special preferred stock, three shares outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, 46,553,914 shares and 45,349,100 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	466	453
Capital in excess of par value	208,072	203,479
Accumulated deficit	(182,397)	(143,721)
Accumulated other comprehensive income (loss):
Income (loss) on hedge instruments	1,574	(12,144)
Total	27,715	48,067
Total Liabilities and Shareholders’ Equity	$751,355	$666,520

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (in thousands, except share data)
(unaudited, except for December 31, 2005 balances)

					Accumulated
		Special	Capital In		Other
	Common	Preferred	Excess of	Accumulated	Comprehensive
	Stock	Stock	Par Value	Deficit	Income (Loss)	Total

Balance at December 31, 2005	$453	$—	$203,479	$(143,721)	$(12,144)	$48,067
Net loss	—	—	—	(38,676)	—	(38,676)
Unrealized gain on hedge instruments	—	—		—	13,718	13,718
Total comprehensive loss	—	—	—	—	—	(24,958)
Exercise of options to acquire 322,000 shares of common stock	3	—	862	—	—	865
Distribution of 882,814 shares of common stock pursuant to stock bonus plan	10	—	4,000	—	—	4,010
Adjustment to beneficial conversion feature resulting from the redemption of the 5% subordinated convertible notes	—	—	(9,054)	—	—	(9,054)
Fair value of warrants issued with long-term debt	—	—	6,280	—	—	6,280
Share-based compensation	—	—	2,363	—	—	2,363
Excess tax benefits from exercise of stock options	—	—	142	—	—	142
Balance at June 30, 2006	$466	$—	$208,072	$(182,397)	$1,574	$27,715

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Condensed Statements of Cash Flows (in thousands)

(unaudited)

	Six Months Ended June 30,
	2006(*)	2005(**)

Net cash provided by Operating Activities	$48,285	$26,708

Cash flows from Investing Activities:
Acquisition of Hawaiian Airlines, Inc.	—	113,685
Additions to property and equipment	(45,124)	(1,900)
Deposit into noncurrent escrow account	(10,000)	—
Net cash provided by (used in) investing activities	(55,124)	111,785
Cash flows from Financing Activities:
Proceeds from long-term borrowings	91,250	—
Proceeds from exercise of stock options	865	—
Tax benefit from exercise of stock options	142	—
Repayments of long-term debt and capital lease obligations	(61,801)	(54)
Debt issuance costs	(4,463)	—
Net cash provided by (used in) financing activities	25,993	(54)
Net increase in cash and cash equivalents	19,154	138,439
Cash and cash equivalents - Beginning of Period	153,388	2,169
Cash and cash equivalents - End of Period	$172,542	$140,608

(*)                       Includes the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                Includes the cash flows of Hawaiian Holdings, Inc. for the period January 1, 2005 through June 1, 2005, and the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the period June 2, 2005 through June 30, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary in June 2005 pursuant to a short-form merger described in more detail in Note 2.

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia. Based on the total number of miles flown by revenue passengers in 2005, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. At June 30, 2006, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft and 14 leased Boeing 767-300ER aircraft. Additionally, Hawaiian purchased four used Boeing 767-300 aircraft during the first quarter of 2006 that are currently being overhauled and modified for entry into revenue service later this year.

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

On April 1, 2003, following Hawaiian’s bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. The Company reconsolidated Hawaiian pursuant to SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”, upon Hawaiian’s emergence from bankruptcy protection on June 2, 2005 in a transaction accounted for as a business combination. As a result, for financial reporting purposes, the Company was a holding company with no business operations or properties for the period April 1, 2003 through June 1, 2005. As used in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, the terms Company, we, our, and us refer to: (i) Hawaiian Holdings, Inc. and its consolidated subsidiaries, with respect to the periods prior to and including March 31, 2003; (ii) Hawaiian Holdings, Inc. only, with respect to the period from April 1, 2003 through June 1, 2005; and (iii) Hawaiian Holdings, Inc. and its only consolidated subsidiary, Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

2. Reorganization and Reacquisition of Hawaiian

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and thereafter operated Hawaiian under the jurisdiction of the bankruptcy court and applicable provisions of the bankruptcy code until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization (the Joint Plan) and its emergence from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, by a combination of cash and shares of the Company’s common stock. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (HHIC), with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc.

The Company’s reacquisition of Hawaiian was accounted for as a business combination, with the assets and liabilities of Hawaiian recorded in the Company’s consolidated financial statements at their fair values as of June 2, 2005, and the results of Hawaiian’s operations included in the Company’s consolidated results of operations from that date. The following table presents pro forma financial information as if the business combination had occurred on January 1, 2005.

	Period ended June 30, 2005
	Three Months	Six Months
	(in thousands, except for
	per share data)
Statement of Operations
Operating revenue	$198,037	$382,461
Operating loss	(10,384)	(13,240)
Loss before income taxes	(7,243)	(14,669)
Net loss	(15,855)	(21,297)

Net loss per common stock share:
Basic	$(0.34)	$(0.46)
Diluted	$(0.34)	$(0.46)

Hawaiian is a predecessor of the Company, as defined in Rule 405 of Regulation C under the Securities Act. As a result, separate financial statements of Hawaiian, prepared in accordance with Article 10 of Regulation S-X of the SEC, as of June 1, 2005 and for the periods April 1, 2005 through June 1, 2005 and January 1, 2005 through June 1, 2005 are included in this Quarterly Report on Form 10-Q.

3. Net Income (Loss) Per Share

Pursuant to Emerging Issues Task Force Consensus 03-6, “Participating Securities and the Two-Class Method Under SFAS Statement No. 128, Earnings Per Share” (EITF 03-6), securities that participate in dividends and/or other distributions as if they were common stock are considered to be participating securities. Certain provisions of EITF 03-6 dictate that in certain circumstances, participating securities participate only in the earnings but not in the losses of an entity.  Accordingly, the Company was required to use the two-class method related to certain participating warrants it issued in connection with funding the Joint Plan to calculate basic and diluted net income per common stock share for the three months ended June 30, 2005.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(in thousands, except for per share data)
Numerator:
Net income (loss)	$(26,384)	$1,399	$(38,676)	$(696)
Less amount allocated to participating warrants	—	(227)	—	—
Net income (loss) available to common stock shareholders	$(26,384)	$1,172	$(38,676)	$(696)

Denominator:
Weighted average common stock shares outstanding - Basic	47,171	35,730	47,126	33,254
Assumed exercise of stock options	—	729	—	—
Weighted average common stock shares outstanding - Diluted	47,171	36,459	47,126	33,254

Net income (loss) per share:
Basic	$(0.56)	$0.03	$(0.82)	$(0.02)
Diluted	$(0.56)	$0.03	$(0.82)	$(0.02)

The weighted average number of common stock shares outstanding used in the calculations of basic and diluted net loss per common stock share for the three months and six months ended June 30, 2006 includes approximately 617,000 contingently issuable shares related to the Company’s stock bonus plan. The weighted average number of common stock shares outstanding used in the calculations of basic and diluted net income (loss) per common stock share for the three months and six months ended June 30, 2005 includes approximately 478,000 and 240,000 contingently issuable shares, respectively, related to this stock bonus plan, which plan is discussed further in Note 4 below.

Options to acquire approximately 2.6 million weighted average shares of the Company’s common stock were not included in the calculations of diluted net loss per common stock share for the three months and six months ended June 30, 2006 because they were anti-dilutive. Options to acquire approximately 0.9 million weighted average shares and 1.6 million weighted average shares of the Company’s common stock, respectively, were not included in the calculations of diluted net income (loss) per common stock share for the three months and six months ended June 30, 2005 because they were either out-of-the-money or anti-dilutive, as applicable.

Approximately 12.7 million and 13.3 million weighted average potential common stock shares related to convertible debt securities and common stock warrants were not included in the calculations of diluted net loss per common stock share for the three months and six months ended June 30, 2006, respectively, as they were anti-dilutive. For the three months and six months ended June 30, 2005, the calculations of diluted net income (loss) per common share exclude approximately 4.4 million weighted average potential common stock shares and approximately 2.2 million weighted average potential common stock shares related to convertible debt securities as they were anti-dilutive.

4. Stock Option and Stock Bonus Plans

Adoption of SFAS 123R

The Company has a stock option plan for its officers and non-employee directors and a stock bonus plan for all of its other employees. Effective January 1, 2006, the Company adopted SFAS 123R to account for grants and awards made under these plans. SFAS 123R superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.

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

Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized stock-compensation expense were reported as operating cash flows.  Under SFAS No. 123R such excess tax benefits are reported as financing cash flows.  Although total cash flow under SFAS No. 123R remains unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123R.  For the six months ended June 30, 2006, there were excess tax benefits of $0.1 million, which are classified as financing cash flows at the accompanying consolidated condensed statement of cash flows.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP No. 123R-3).  FSP No. 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool of excess tax benefits to the transition method required by SFAS No. 123R.  The Company may take up to one year from the effective date of FSP No. 123R-3 to evaluate the alternative transition methods prior to making an election of which transition method it will use.

Stock Option Plan

The Company accounts for all stock options granted on and after January 1, 2006 pursuant to SFAS 123R. For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, the Company adopted the modified prospective transition method permitted by SFAS 123R. Under this method the Company accounts for such unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the statement of operations using the grant-date fair values previously calculated for the SFAS 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006.

Options made under the Company’s stock option plan have exercise prices equal to the fair value of the Company’s common stock at the grant date, generally vest and become fully exercisable over periods ranging from two to four years and have ten-year terms. For grants that are subject to graded vesting over the service period, the Company historically recognized for purposes of the pro forma disclosures permitted by SFAS 123 and will continue to recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions.

For options granted prior and subsequent to January 1, 2006, the Company did and will continue to estimate their fair values using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. The Company uses a divided yield of zero as it never has paid nor intends to pay dividends on its common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the “simplified” method prescribed in the SEC’s Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity’s common stock. Due to Hawaiian’s bankruptcy and the thin liquidity of the Company’s common stock during that period, the Company believes that the historic volatility of its common stock is not a reliable indicator of future volatility. Accordingly, the Company has used a stock volatility factor based on the stock volatility factors of a peer comparison group over a period of time approximating the estimated lives of its stock options.

Stock option activity during the six months ended June 30, 2006 is summarized in the following table.

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual life	intrinsic value
	options	exercise price	(years)	(thousands)

Outstanding at December 31, 2005	2,826,498	$4.02
Granted during the period	156,000	$3.84
Exercised during the period	(322,000)	$2.68
Cancelled during the period	—
Outstanding at June 30, 2006	2,660,498	$4.17	8.8	$370

Exercisable at June 30, 2006	983,708	$3.69	8.1	$293

On February 13, 2006 and May 31, 2006, options to acquire 36,000 shares and 120,000 shares of common stock were granted to certain of the Company’s officers and its non-employee board members, respectively. The options granted in February 2006 have exercise prices of $3.80 per share, vest on the third anniversary of their grant date and have ten-year contractual lives. The options granted in May 2006 have exercise prices of $3.85 per share, vest successively at the rate of one-third per year beginning on May 31, 2007 and have ten-year contractual lives. The aggregate fair value of the options granted during the six months ended June 30, 2006 was estimated at approximately $309,000, or $1.98 weighted average per share, using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:  risk- free interest rate of approximately 5.0%; dividend yield of zero; expected volatility of approximately 47%; and an expected option life of six years.

In June 2005, options to acquire approximately 582,000 common shares were granted to certain of Hawaiian’s officers, which options have exercise prices of $5.00 per share. The stock options vest as follows: options to acquire 300,000 shares vest (vested) in three equal tranches on January 1, 2006, January 2007 and January 1, 2008; options to acquire approximately 55,000 shares vest (vested) successively at the rate of one-half per year beginning on June 10, 2006; and the remainder of the options vest on June 10, 2008. All of these stock options have ten-year contractual lives. The aggregate fair value of these grants was estimated at approximately $1.8 million, or $3.08 per share, using the Black-Scholes-Merton option-pricing model and the following assumptions:  risk- free interest rate of approximately 4.0%; dividend yield of zero; expected volatility of approximately 58%; and an expected option life of seven years.

In January 2006 and February 2006, options were exercised to acquire a total of 322,000 shares of the Company’s common stock. The total intrinsic value of these exercised stock options was approximately $0.3 million, and the Company received cash proceeds of approximately $0.9 million.

The following tables are based on selected ranges of exercise prices for the Company’s outstanding and exercisable stock options as of June 30, 2006.

Options Outstanding
			Weighted
			average
		Weighted	remaining
	Number of	average	contractual life
Range of exercise prices	options	exercise price	(years)

$ 2.10 — $ 2.90	348,000	$2.41	6.2
$ 3.05 — $ 3.85	596,000	$3.60	9.0
$ 4.25 — $ 5.00	1,716,498	$4.73	9.0
$ 2.10 — $ 5.00	2,660,498	$4.17	8.8

Options Exercisable
			Weighted
			average
		Weighted	remaining
	Number of	average	contractual life
Range of exercise prices	options	exercise price	(years)

$ 2.10 — $ 2.90	273,000	$2.42	6.1
$ 3.05 — $ 3.78	335,000	$3.54	8.2
$ 4.62 — $ 5.00	375,708	$4.75	9.0
$ 2.10 — $ 5.00	983,708	$3.69	8.1

Stock Bonus Plan

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees were granted 1.5 million shares of the Company’s common stock. Approximately 275,000 and 608,000 of these shares were distributed to Hawaiian’s employees on February 14, 2006 and May 1, 2006, respectively, and the remaining shares will be distributed on May 1, 2007. The May 2006 distribution was and the May 2007 distribution will be based on each eligible employee’s pro rata share of the applicable cumulative W-2 wages for the tax year preceding the year of each distribution. For the three months and six months ended June 30, 2006, the Company recognized approximately $0.7 million and $1.3 million of compensation expense, respectively, related to the May 2007 distribution, which expense is included in wages and benefits in the accompanying consolidated statement of operations for those periods. The Company recognized compensation expense of $2.9 million during the three months and six months ended June 30, 2005 related to the February 2006 and May 2006 distributions.

Impact on Earnings due to Adoption of SFAS 123R

Total share-based compensation expense recognized by the Company under SFAS 123R was $1.2 million and $2.4 million for the three months and six months ended June 30, 2006, respectively, which was $0.7 million (or $0.02 per basic and diluted net loss per common stock share) and $1.3 million (or $0.03 per basic and diluted net loss per common stock share) more than what share-based compensation expense would have been under the previous accounting under APB 25 for those two periods in 2006. As of June 30, 2006, $3.7 million of compensation expense related to unvested stock options (inclusive of $0.4 million for stock options granted to non-employee directors) attributable to future performance had not yet been recognized, which related expense will be recognized over a weighted average period of approximately two years. The Company will also recognize approximately $2.2 million of compensation expense during the period July 1, 2006 through April 30, 2007 related to the final distribution of the Company’s common stock to be made under its stock bonus plan in May 2007.

The following table illustrates the pro forma effects on net income (loss) for the three months and six months ended June 30, 2005 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123. The fair values for the stock options were estimated at the dates granted using the Black-Scholes-Merton option-pricing model.

	Period ended June 30, 2005
	Three Months	Six Months
	(in thousands, except for
	per share data)

Net income (loss) as reported	$1,399	$(696)
Less: less employee stock-based compensation expense determined under the fair value method for all grants	87	153
Pro forma net income (loss)	$1,312	$(849)
Basic net income (loss) per common stock share
As reported	$0.03	$(0.02)
Pro forma	$0.04	$(0.03)
Diluted net income (loss) per common stock share
As reported	$0.03	$(0.02)
Pro forma	$0.04	$(0.03)

5. Debt and Common Stock Warrants

On March 13, 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the two secured credit facilities (the Senior Credit Facility and Term B Credit Facility) Hawaiian entered into in June 2005 to help fund the Joint Plan. As a result of these amendments, the credit facilities were cumulatively increased by approximately $91.3 million. As of June 30, 2006, the Company’s amended credit facilities consisted of a $60.0 million, 9.4% variable interest rate amortizing term loan due December 10, 2010, a $72.5 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011 and a $25 million revolving line of credit under which the Company had issued approximately $5.5 million in letters of credit. The amendment of the Senior Credit Facility was accounted for as a modification, and the Company expensed $1.4 million of legal and other professional fees paid to third parties in connection with amending that facility. The amendment of the Term B Credit Facility was accounted for as an extinguishment, and the Company incurred a nonoperating loss of $1.7 million in connection with amending that facility.

In connection with the amendment of the Term B Credit Facility in March 2006, the Company issued warrants to the Term B Credit Facility lenders and their affiliates to purchase 4,050,000 shares of the Company’s common stock (the Term B Warrants). As is discussed at Note 10 below, approximately 500,000 of these warrants expired on July 11, 2006. The remaining Term B Warrants are exercisable for a period of three years from the date of issuance, have an exercise price of $5.00 per share, and contain a feature whereby the Company can elect to force the exercise of the Term B Warrants at anytime after the average closing price of the Company’s common stock is at or above $9.00 per share for 30 consecutive calendar days. A portion of the borrowings under the $72.5 million term loan equal to the relative fair value of the Term B Warrants when they were issued, or $6.3 million, was allocated to capital in excess of par value. The resulting debt discount is being amortized through March 2011 using the effective interest method (approximately 11.3%), and the unamortized balance of the discount was $6.0 million as of June 30, 2006.

On April 21, 2006, the Company redeemed all of the then outstanding 5.0% subordinated convertible notes it issued in connection with funding the Joint Plan for approximately $55.9 million, inclusive of an approximate $2.6 million prepayment premium and approximately $1.0 million of accrued and unpaid interest to that date. The Company incurred a $28.0 million nonoperating loss on the redemption of the notes due principally to the accelerated amortization of the remaining discount associated with the notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company’s common stock issued to the former holders of these notes remain outstanding under their original terms until June 1, 2010.

Maturities of long-term debt as of June 30, 2006 are as follows (in thousands):

Remainder of 2006	$7,276
2007	14,702
2008	14,920
2009	15,169
2010	30,434
2011	75,321
157,822
Less unamortized discounts on debt:
9.0% term Loan due March 11, 2011	(5,996)
5.0% notes payable due June 1, 2011	(1,706)
(7,702)
150,120
Less current maturities	14,603
Long-term debt	$135,517

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense for the three and six months ended June 30, 2006 and 2005 included the following components (in thousands).

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005

Service cost	$1,896	$724	$3,792	$724
Interest cost	5,194	1,659	10,388	1,659
Expected return on plan assets	(4,279)	(1,335)	(8,558)	(1,335)
	$2,811	$1,048	$5,622	$1,048

The Company sponsors three tax-qualified defined benefit pension plans covering certain of its contract labor groups and its non-contract salaried employees. The Company made scheduled contributions of $3.4 million during the six months ended June 30, 2006. The Company’s net periodic defined pension and other retirement benefit expense for the three and six months ended June 30, 2005 includes only the period June 2, 2005 through June 30, 2005 when Hawaiian was consolidated by the Company.

7. Income Taxes

The Company recorded income tax expense of $4.3 million and $4.5 million for the three months and the six months ended June 30, 2006, respectively, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets and the non-deductibility of certain expenses. Utilization of the Company’s deferred tax assets is based on the Company’s ability to generate taxable income in the future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to carry back net operating losses (NOL) to periods in which the Company or Hawaiian had taxable income, the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting NOL carryforwards prior to expiration. As of June 30, 2006, the Company recognized a full valuation allowance on its deferred tax assets.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. In addition, the State of Hawaii Department of Taxation is currently in the process of examining Hawaiian’s general excise tax returns for 2001 through 2005, in addition to the tax credit for research activities claimed on the 2001 income tax return and the Hawaii capital goods excise tax credit claimed on the 2001 through 2004 income tax returns. Hawaiian cannot currently determine the impact of any potential assessments resulting from these examinations on its future financial position, results of operations and liquidity. Any additional taxes paid by the Company related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability resulting for the State of Hawaii examination will result in a decrease in goodwill.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109’’ (FIN 48), which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. Under FIN 48, a tax position must be at least more-likely-than-not to be sustained, based solely on its technical merits, upon examination by the relevant taxing authority before a benefit is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

8. Comprehensive Income (Loss)

Comprehensive loss for the three months and six months ended June 30, 2006 was $22.2 million and $25.0 million, respectively, and included changes in the fair value and reclassifications into earnings of amounts previously deferred related to the Company’s fuel forward contracts, which contracts are accounted for as cash flow hedges in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Total comprehensive income (loss) for the comparable three-month and six-month periods in 2005 was $1.4 million and $(0.7) million, respectively.

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

10. Subsequent Events

On July 11, 2006, Hawaiian made a $10.0 million prepayment of the non-amortizing term loan under the amended Term B Credit Facility. This prepayment resulted in an approximate $1.0 million nonoperating loss due principally to the accelerated amortization of portions of the unamortized debt discount and issuance costs associated with the Term B Credit Facility.  Additionally, warrants to acquire approximately 500,000 shares of the Company’s common stock that were issued to the Term B Credit Facility lenders in March 2006 expired pursuant to their terms on July 11, 2006.

Hawaiian Airlines, Inc. (Debtor)

Statements of Operations (in thousands)

	April 1, 2005	January 1, 2005
	through	through
	June 1, 2005	June 1, 2005
	(unaudited)
Operating Revenue:
Passenger	$120,093	$289,840
Charter	1,396	5,915
Cargo	4,724	11,770
Other	5,593	13,625
Total	131,806	321,150
Operating Expenses:
Wages and benefits	36,492	92,782
Aircraft fuel, including taxes and oil	31,451	69,786
Aircraft rent	17,727	43,868
Maintenance materials and repairs	9,944	24,015
Other rentals and landing fees	3,923	9,636
Depreciation and amortization	1,568	3,768
Sales commissions	1,184	2,578
Other	25,820	62,647
Total	128,109	309,080
Operating Income	3,697	12,070
Nonoperating Income (Expense):
Reorganization items, net	6,738	887
Interest	(131)	(465)
Other, net	4,693	3,374
Total	11,300	3,796
Income Before Income Taxes	14,997	15,866
Income tax expense	18,067	18,572
Net Loss	$(3,070)	$(2,706)

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc. (Debtor)

Balance Sheet (in thousands, except for share data)

June 1, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$118,176
Restricted cash	57,448
Accounts receivable, net of allowance for doubtful accounts of $1,219	35,636
Spare parts and supplies, net	10,911
Prepaid expenses and other	30,854
Total	253,025

Property and Equipment, less accumulated depreciation and amortization of $43,564	59,844

Other Assets:
Long-term prepayments and other	32,625
Reorganization value in excess of amounts allocable to identifiable assets, net	27,486

Total Assets	$372,980

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable	$42,612
Air traffic liability	166,464
Other accrued liabilities	37,408
Current portions of long-term debt and capital leases	4,306
Total	250,790

Long-Term Debt and Capital Lease Obligations	25,295

Other Liabilities and Deferred Credits:
Accumulated pensions and other postretirement benefit obligations	171,868
Other liabilities and deferred credits	37,305
Total	209,173

Liabilities Subject to Compromise	209,461

Commitments and Contingent Liabilities

Shareholders’ Deficiency:
Preferred stock, no shares outstanding	—
Common stock, 27,814,143 shares outstanding	278
Capital in excess of par value	60,084
Notes receivable from sales of common stock	(49)
Accumulated deficit	(233,924)
Accumulated other comprehensive income (loss):
Minimum pension liability	(151,872)
Derivative financial instruments	3,744
Total	(321,739)
Total Liabilities and Shareholders’ Deficiency	$372,980

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc. (Debtor)

Condensed Cash Flow Statement (in thousands)

January 1, 2005
through
June 1, 2005

Net cash provided by Operating Activities before Reorganization Activities	$25,280
Net cash used in Reorganization Activities	(4,491)
Net cash provided by Operating Activities	20,789

Cash Flows From Investing Activities:
Additions to property and equipment	(12,978)
Cash used in investing activities	(12,978)

Cash Flows From Financing Activities:
Proceeds on notes receivable from sales of common stock	20
Repayments of long-term debt and capital lease obligations	(302)
Net cash used in financing activities	(282)

Net increase in cash and cash equivalents	7,529

Cash and cash equivalents - Beginning of Period	110,647

Cash and cash equivalents - End of Period	$118,176

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

Hawaiian is a “predecessor” of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (SEC).  As a result, financial information of Hawaiian as of June 1, 2005 and for the periods April 1, 2005 through June 1, 2005 and January 1, 2005 through June 1, 2005 are included in this Quarterly Report on Form 10-Q of Holdings for the quarterly period ended June 30, 2006.  The accompanying financial statements of Hawaiian were prepared on a going concern basis in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

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

	April 1, 2005 through June 1, 2005	January 1, 2005 through June 1, 2005
	(in thousands)

Net loss as reported	$(3,070)	$(2,706)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of tax	44	53
Pro forma	$(3,114)	$(2,759)

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

5. Reorganization Items, Net

Reorganization items, net represents amounts resulting directly from Hawaiian’s Chapter 11 proceedings and are presented separately in its statements of operations. Reorganization items for the periods April 1, 2005 through June 1, 2005 and January 1, 2005 through June 1, 2005 consist primarily of a $4.9 million reduction in liabilities subject to compromise resulting from the settlement of a claim by American Airlines for pre-petition aircraft rent and maintenance charges, interest earned on accumulated cash balances, and professional fees incurred in connection with Hawaiian’s Chapter 11 case.

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense for the periods April 1, 2005 through June 1, 2005 and January 1, 2005 through June 1, 2005 included the following components (in thousands):

	April 1	January 1
	through	through
	June 1, 2005	June 1, 2005
\
Service cost	$1,396	$4,518
Interest cost	3,572	8,880
Expected return on plan assets	(2,826)	(6,987)
Amortization of prior service cost	35	92
Recognized net actuarial loss	1,055	3,321
	$3,232	$9,824

7. Income Taxes

Hawaiian’s effective tax rates differ from the federal statutory rate of 35% due primarily to increases in the valuation allowance for deferred tax assets, the non-deductibility of certain reorganization related expenses, and state income taxes.  Due in part to limitations on the availability of Hawaiian’s net operating loss carryforwards to offset federal income taxes payable, Hawaiian has paid income taxes on its taxable earnings in both 2003 and 2004.  As a result, increases in net deferred tax assets created by temporary differences also result in increases in the valuation allowance and in the provision for income taxes.  As of June 1, 2005, Hawaiian recognized a full valuation allowance on its net deferred tax assets.

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

8. Comprehensive Loss

Total comprehensive loss for the period April 1, 2005 through June 1, 2005 and for the period January 1, 2005 through June 1, 2005 was $42.8 million and $28.7 million, respectively. The difference between net loss and total comprehensive loss for those periods was due to changes in the fair value of derivative financial instruments accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and to adjustments to Hawaiian’s minimum pension liability.

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

In addition to that matter discussed below under Risk Factors in this Quarterly Report on Form 10-Q, other factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•      jet fuel costs;

•      Hawaiian’s dependence on tourist travel;

•      the effects of seasonality and cyclicality on the airline industry and Hawaiian’s business;

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

•      consumer perceptions of the services of Hawaiian compared to other airlines; and

•      other risks and uncertainties set forth from time to time in our reports to the Securities and Exchange Commission, included under Risk Factors in our Annual Reports on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Overview

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005 as is described in greater detail in Note 2 to Holdings financial statements included in this Quarterly Report on Form 10-Q.

Hawaiian is primarily engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers in 2005, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. At June 30, 2006, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft and 14 leased Boeing 767-300ER aircraft. Additionally, Hawaiian purchased four used Boeing 767-300 aircraft during the first quarter of 2006 that are currently being overhauled and modified for entry into revenue service later this year. Based in Honolulu, Hawaiian had 3,350 active employees as of June 30, 2006.

Despite increased competition in all of our markets, and particularly in our interisland and transpacific markets, our yield and load factor for the second quarter of 2006 increased to 12.17 cents and 86.9%, respectively, from 11.36 cents and 85.4% for the same quarter of 2005, which growth reflects the continuing favorable passenger demand for our competitive fares and excellent customer service. According to reports by the U.S. Department of Transportation, Hawaiian was the nation’s number one carrier for on-time performance, fewest flight cancellations and best baggage service reliability in 2005 and the first quarter of 2006, and Hawaiian had the best on-time performance and best baggage service reliability for the second quarter of 2006. Consumer travel surveys conducted by Conde Nast Traveler, Travel + Leisure, and Zagat all rank Hawaiian as the top domestic airline serving Hawaii, and in June 2006, we were named the nation’s top airline serving Hawaii in Travel + Leisure magazine’s 2006 World’s Best Service Awards.

In response to the strong customer demand for our services, we plan to increase capacity to certain of the U.S. West Coast cities we presently serve beginning in September with the first of the four 767-300 aircraft we acquired in the first quarter of 2006. The remaining three of these aircraft should be available for revenue service in our transpacific market one each in September 2006, October 2006 and November 2006, with one of the incremental aircraft to serve as a spare supporting our overall wide-body fleet. We believe that the combination of our increased schedule, our competitive fares and superior customer service will enable us to continue to be an effective competitor in this market. However, there are no assurances that potential downward pressures on our yields and load factors in the transpacific market due to capacity increases by Hawaiian and/or its competitors will not negatively and materially impact our future revenue in that market.

On June 9, 2006, Mesa Air Group, the parent company of Mesa Airlines (Mesa), began interisland service through its operating division, go!, with some one-way fares as low as $19, and by July 7, 2006, go! was operating 62 daily flights. Mesa’s entry into the interisland market initiated fare discounting (as recently as July 31, 2006, Mesa announced $29 one-way fares on certain flights) that was and is generally being matched by us and our other significant interisland competitors. As we experienced period-over-period passenger revenue and load factor gains in the interisland market for the three months and six months ended June 30, 2006 compared to the same periods in 2005, and considering the limited period of time that Mesa has been operating in this market, we cannot reasonably predict the long-term effects on our results of operations and financial condition from Mesa’s presence in the interisland market or from any other potential actions by our other interisland competitors.

During the second quarter of 2006, we signed a letter agreement with the International Association of Machinists (IAM) that will allow us to use outsourcing as a means of controlling our future operating costs. The letter agreement pertains to our organized reservation agents and certain administrative staff and allows us to outsource the positions currently performed by these employees in exchange for providing them with job security. At present, we have made only limited and inconclusive investigations as to the possible cost savings from outsourcing the above positions.

In the first quarter of 2006, we purchased four used Boeing 767-300 aircraft for approximately $32 million, which acquisition was funded by a combination of cash and debt. These aircraft will be used exclusively on our transpacific routes beginning in September 2006 when the first of these aircraft is scheduled to be available for revenue service. The other three aircraft are scheduled for induction into our operating fleet one each in September 2006, October 2006 and November 2006. To support this growth in our 767 aircraft fleet, we have or will hire and/or recall a limited number of pilots, flight attendants and ground support personnel. However, due to possible delays in the timely completion of the overhauls and modifications of the aircraft and/or approval by the FAA to operate the aircraft on extended over water routes, there are no assurances that the aircraft will be available for their scheduled induction dates. See Part II, Item 1A, Risk Factors, for additional information regarding the impact that any such delays might have on our results of operations.

General and other information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Results of Operations

We incurred a net loss of $26.4 million ($0.56 per basic and diluted common stock share) on operating income of $9.0 million for the three months ended June 30, 2006 and a net loss of $38.7 million ($0.82 per basic and diluted common stock share) on operating income of $4.4 million for the six months ended June 30, 2006. Our results of operations for those two periods in 2006 were significantly and adversely affected by continuing increases in our cost of jet fuel and by nonoperating charges we incurred in connection with the redemption, extinguishment and modification of certain long-term debt we issued in June 2005 to help fund Hawaiian’s joint plan of reorganization. The cost of jet fuel is the single largest component of our operating expenses representing approximately 27.8% (or $59.2 million) and 27.2% (or $116.2 million), respectively, of our total operating expenses for the three months and six months ended June 30, 2006.  In the second quarter of 2006 and for the six-month period ended June 30, 2006, we incurred nonoperating charges of $28.0 million and $31.1 million, respectively, related to our redemption in April 2006 of the then outstanding 5.0% subordinated convertible notes we issued in June 2005, and the extinguishment and modification in March 2006 of the two secured credit facilities Hawaiian entered into in June 2005. Additionally, pretax losses were negatively impacted by non-cash amortization and other continuing effects of $6.3 million and $13.4 million for the three months and six months ended June 30, 2006, respectively, associated with recording Hawaiian’s assets and liabilities at their fair values upon our reacquisition of Hawaiian on June 2, 2005.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, we consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, we deconsolidated Hawaiian effective April 1, 2003 and prospectively accounted for our ownership interest in Hawaiian using the cost method of accounting until we regained control of Hawaiian on June 2, 2005.  Accordingly, our results of operations do not include Hawaiian’s operating results for the period April 1, 2003 through June 1, 2005.  During the periods April 1, 2005 through June 1, 2005 and April 1, 2005 through June 1, 2005, we generated no operating revenue, and our operating expenses consisted primarily of legal and other professional fees related to Hawaiian’s Chapter 11 case and consummation of its joint plan of reorganization, which expenses were approximately $0.9 million and $3.0 million, respectively. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, we reconsolidated Hawaiian as of such date for financial reporting purposes. Hawaiian’s emergence from bankruptcy was accounted for as a business combination (our acquisition of Hawaiian), with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in our consolidated results of operations since June 2, 2005.  Considering the significance of Hawaiian’s results of operations to our future results of operations and financial condition, as well as the extremely limited nature of our operations during the period January 1, 2005 through June 1, 2005, the historical results of operations of Holdings and Hawaiian for the three months and six months ended June, 2005 have been combined and discussed below in order to provide a more informative comparison with our consolidated results for the three-month and six-month periods ended June 30, 2006.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Statements of Operations (in thousands)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006(*)	2005(**)	2006(*)	2005(**)

Operating Revenue:
Passenger	$202,157	$183,973	$391,745	$353,720
Charter	1,951	2,081	4,225	6,600
Cargo	7,830	7,293	15,918	14,339
Other	10,340	8,381	20,108	16,414
Total	222,278	201,728	431,996	391,073

Operating Expenses:
Aircraft fuel, including taxes and oil	59,216	48,222	116,178	86,556
Wages and benefits	56,057	59,070	114,226	115,360
Aircraft rent	27,164	26,589	54,522	52,730
Maintenance materials and repairs	18,262	13,941	35,033	28,012
Depreciation and amortization	6,961	3,825	13,725	6,025
Other rentals and landing fees	6,149	5,816	12,065	11,530
Sales commissions	2,227	1,741	4,084	3,135
Other	37,225	42,369	77,741	81,271
Total	213,261	201,573	427,574	384,619

Operating Income	9,017	155	4,422	6,454

Nonoperating Income (Expense):
Reorganization items, net	—	6,738	—	888
Interest and amortization of debt discount and issuance costs	(4,533)	(1,236)	(5,396)	(1,570)
Losses due to redemption, extinguishment and modification of long-term debt	(28,032)	—	(31,104)	—
Interest income	3,037	508	5,466	508
Capitalized interest	960	—	1,259	—
Other, net	(2,519)	10,229	(8,824)	8,910
Total	(31,087)	16,239	(38,599)	8,736

Income (Loss) Before Income Taxes	(22,070)	16,394	(34,177)	15,190

Income tax expense	4,314	18,067	4,499	18,572

Net Loss	$(26,384)	$(1,673)	$(38,676)	$(3,382)

(*)	Consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
(**)	Combined results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise noted)
(unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2006		2005		2006		2005

Scheduled Operations:
Revenue passengers flown	1,516		1,421		2,964		2,775
Revenue passenger miles (RPM)	1,661,489		1,618,956		3,287,320		3,090,337
Available seat miles (ASM)	1,911,600		1,896,133		3,770,205		3,625,073
Passenger load factor (RPM/ASM)	86.9%		85.4%		87.2%		85.2%
Passenger revenue per RPM (Yield)	12.17	¢	11.36	¢	11.92	¢	11.45	¢

Charter Operations:
Revenue block hours operated (actual)	266		278		577		927
Revenue per revenue block hour	$7.3		$7.5		$7.3		$7.1

Cargo Operations:
Revenue ton miles (RTM)	19,337		21,601		38,002		40,880
Revenue per RTM	34.69	¢	29.30	¢	35.76	¢	30.50	¢

Total Operations:
Operating revenue per ASM	11.43	¢	10.45	¢	11.25	¢	10.45	¢
Operating cost per ASM	10.97	¢	10.44	¢	11.13	¢	10.28	¢
Revenue passengers flown	1,526		1,432		2,987		2,809
Revenue block hours operated (actual)	20,857		20,150		41,180		39,445
RPM	1,690,381		1,647,467		3,350,947		3,185,210
ASM	1,944,880		1,931,262		3,841,041		3,740,750
Breakeven load factor (a)	96.6%		84.6%		94.0%		83.4%
Gallons of jet fuel consumed	27,499		27,683		54,706		53,829
Average cost per gallon of jet fuel (actual) (b)	$2.15		$1.74		$2.12		$1.61

(a) The scheduled passenger load factor required at the current yield to breakeven on a net income basis.

(b) Includes applicable taxes and fees.

Holdings’ reacquisition of Hawaiian on June 2, 2005 was accounted for as a business combination, and the assets and liabilities of Hawaiian were recorded at fair value as of that date. The changes in the book values of Hawaiian’s assets and liabilities as of June 2, 2005 affected the combined entity’s income (loss) before income taxes as follows for the three months and six months ended June 30, 2006 and 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Effect on income (loss) before income taxes
Passenger revenue—elimination of deferred revenue from sales of miles in frequent flyer program	$(1,750)	$(2,034)	$(4,384)	$(2,034)
Wages and benefits—elimination of unrecognized actuarial losses [postretirement benefit plans]	—	755	—	755
Aircraft and other rent expense—amortization of unfavorable operating lease liability	843	283	1,689	283
Depreciation and amortization of property and equipment—adjust property and equipment to fair value	411	137	822	137
Amortization of intangible assets:
Favorable aircraft and spare aircraft engine leases (recognized as a component of aircraft rent)	(1,268)	(436)	(2,570)	(436)
Favorable aircraft maintenance contracts (recognized as a component of maintenance materials and repairs)	(324)	(246)	(645)	(246)
Other intangible assets (recognized as a component of depreciation and amortization)	(4,347)	(1,257)	(8,694)	(1,257)
Total amortization of intangible assets	(5,939)	(1,939)	(11,909)	(1,939)
Net decrease in operating income	(6,435)	(2,798)	(13,782)	(2,798)
Interest expense—amortization of debt discount due to recognizing debt obligation at fair value	(153)	(25)	(310)	(25)
Interest income—accretion due to recognizing aircraft maintenance and lease security deposits at fair value	328	121	679	121
Total net change in income (loss) before income taxes	$(6,260)	$(2,702)	$(13,413)	$(2,702)

For the purposes of the following discussions of the results of operations for the three months and six months ended June 30, 2006 and 2005, the term “the combined entity” refers to the consolidated results of operations of Holdings and Hawaiian for the three months and six months ended June 30, 2006, and the combined results of operations of Holdings and Hawaiian for the comparable periods in 2005.  As used in the context of this narrative, Holdings and Hawaiian refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities.

Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005

We incurred a net loss of $26.4 million on operating income of $9.0 million for the three months ended June 30, 2006, compared to a net loss of $1.7 million on operating income of $0.2 million for the combined entity for the same three-month period in 2005.  Despite the $8.8 million improvement in operating income for the three-month period ended June 30, 2006 compared to operating income for the same three-month period in 2005, a $28.0 million nonoperating loss related to the redemption of certain debt in the second quarter of 2006 was principally responsible for the $24.7 million period-over-period increase in the combined entity’s net loss for the second quarter. The significant differences between other income and expense items for the second quarters of 2006 and 2005 are discussed below.

Operating Revenue. Operating revenue was $222.3 million for the three months ended June 30, 2006, a 10.2% increase over operating revenue of $201.7 million for the same three-month period in 2005.  Scheduled passenger revenue was $202.2 million for the three months ended June 30, 2006, compared to scheduled passenger revenue of $184.0 million for the same three-month period in 2005.  This $18.2 million, or 9.9%, increase in scheduled passenger revenue was due to improvements in traffic and yields in Hawaiian’s markets as is shown in the table below.

Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$11.4	8.2%	1.3%	0.6%
Interisland	4.7	(1.9)	10.7	6.4
South Pacific	2.1	7.3	10.3	(2.4)
Total scheduled	$18.2	7.1%	2.6%	0.8%

Other operating revenue was $20.1 million for the three months ended June 30, 2006, and $17.8 million for the comparable three-month period in 2005.  The $2.3 million, or 13.3%, net increase in other operating revenue for the three months ended June 30, 2006 was due primarily to an increase of $2.5 million in cargo and other operating revenue. The increase in cargo revenue was due primarily to an 18.4% improvement in cargo revenue per ton mile, and the increase in other operating revenue was due primarily to increases in ticket change fees and revenue earned from providing aircraft and traffic handling services to other airlines.

Operating Expenses. Operating expenses were $213.3 million for the three months ended June 30, 2006, an $11.7 million increase from operating expenses of $201.6 million for the comparable three-month period in 2005.  The main components of the net increase in operating expenses for the three-month period in 2006 are shown in the table below and are discussed in the accompanying footnotes.

		Change from three
	Three months ended	months ended
	June 30, 2006	June 30, 2005	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	59,216	10,994	22.8	% (a)
Wages and benefits	$56,057	$(3,013)	(5.1	) (b)
Aircraft rent	27,164	575	2.2
Maintenance materials and repairs	18,262	4,321	31.0	(c)
Depreciation and amortization	6,961	3,136	82.0	(d)
Other rentals and landing fees	6,149	333	5.7
Sales commissions	2,227	486	27.9
Other	37,225	(5,144)	(12.1	) (e)
Total	$213,261	$11,688	5.8%

(a)          The increase in aircraft fuel expense was primarily due to an approximate 24% increase in the cost of jet fuel to an average of $2.15 per gallon for the three-month period ended June 30, 2006 compared to the same three-month period in 2005.  Aircraft fuel expense for the three-month period in 2006 included a gain of $1.7 million resulting from the fuel hedging programs in effect during that quarter compared to a fuel hedging gain of $2.1 million recognized in the comparable three-month period in 2005.

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

As illustrated below, Hawaiian’s average fuel expense per gallon in the second quarter of 2006 was $2.15, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate (millions)

Spot Price (including delivery)	$2.12	$58.3
Taxes	0.10	2.6
Hedge Impact	(0.07)	(1.7)
Fuel Expense	$2.15	$59.2

The settlement of the associated jet fuel forward contracts resulted in cash savings by Hawaiian of $5.2 million during the second quarter of 2006. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)          The net decrease in wages and benefits expense was due primarily to $4.7 million of compensation expense included in the second quarter of 2005 related to cash and stock bonuses associated with Hawaiian’s successful reorganization in June 2005.  The second quarter of 2006 included approximately $1.2 million of share-based compensation related to our adoption of SFAS 123R on January 1, 2006. Absent any additional stock option grants and/or cancellations, we estimate that we will recognize additional share-based compensation expense of approximately $2.7 million during the remainder of 2006 resulting from our stock option and stock bonus plans. See Note 4, “Stock Option and Stock Bonus Plans”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed discussion of the impact of SFAS 123R on the current and future periods’ results of operations.

(c)          The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for 767-300ER and 717-200 aircraft engines and other 767 and 717 aircraft components (e.g., auxiliary power units), and to increases in the number of 767 airframe and 717 landing gear overhauls performed in the second quarter of 2006 compared to the second quarter of 2005. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 3.3% more block hours were operated in the second quarter of 2006 compared to the same quarter of 2005). We expect aircraft maintenance expenses to continue to increase in future periods due in part to the four additional 767-300 aircraft we will induct into our fleet during the remainder of 2006, the aging of the rest of our aircraft fleet and as manufacturers’ warranties continue to expire for those aircraft we acquired when they were new.

(d)          The increase in depreciation and amortization is attributable primarily to $4.3 million of amortization of certain intangible assets recorded at June 2, 2005.

(e)          The net decrease in other operating expenses for the three months ended June 30, 2006 was due primarily to decreases in legal and professional fees and advertising and promotional expense of $2.6 million and $1.5 million, respectively. The decrease in legal and professional fees for the second quarter of 2006 compared to the second quarter of 2005 was primarily due to reduced professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and Hawaiian’s emergence from bankruptcy. The decrease in advertising and promotional expense for the three-month period in 2006 compared to the three months ended June 30, 2005 was primarily due to a reduction in the period-over-period growth in miles earned by the members of our frequent flyer program, HawaiianMiles.

Nonoperating Income and Expense.  Nonoperating expense was $31.1 million for the three months ended June 30, 2006 compared to nonoperating income of $16.2 million for the same three-month period in 2005. This $47.3 million period-over-period difference was due primarily to a $28.0 million loss incurred in the second quarter of 2006 in connection with the redemption of all of the then outstanding 5.0% subordinated convertible notes issued in June 2005, and to $15.8 million of gains recognized in the second quarter of 2005 related to jet fuel forward contracts that did not qualify for hedge accounting and the favorable settlement of a bankruptcy related claim.

Income Taxes.  Income tax expense was $4.3 million for the second quarter of 2006 compared to income tax expense of $18.1 million for the second quarter of 2005.  The tax provision and unusual effective tax rate are primarily due to the non-deductibility of certain expenses we incurred in connection with the redemption of the 5.0% subordinated convertible notes and an increase in net deferred tax assets requiring a full valuation allowance for the three-month period of 2006.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

We incurred a net loss of $38.7 million on operating income of $4.4 million for the six months ended June 30, 2006, compared to a net loss of $3.4 million on operating income of $6.5 million for the combined entity for the same six-month period in 2005.  Nonoperating losses of $31.1 million related to the redemption of and modifications to certain debt instruments during the six-month period of 2006 were the primary causes of the $35.3 million period-over-period increase in the combined entity’s net loss for the 2006 period. The significant differences between other income and expense items for the six months ended June 30, 2006 and 2005 are discussed below.

Operating Revenue. Operating revenue was $432.0 million for the six months ended June 30, 2006, a 10.5% increase over operating revenue of $391.1 million for the same six-month period in 2005.  Scheduled passenger revenue was $391.7 million for the six months ended June 30, 2006, compared to scheduled passenger revenue of $353.7 million for the same six-month period in 2005.  This $38.0 million, or 10.8%, increase in scheduled passenger revenue was due to improvements in traffic and yields in Hawaiian’s markets as is shown in the table below.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$25.1	4.8%	6.2%	4.3%
Interisland	9.1	(0.3)	8.8	6.6
South Pacific	3.8	10.1	5.7	(0.6)
Total scheduled	$38.0	4.1%	6.4%	4.0%

Other operating revenue was $40.3 million for the six months ended June 30, 2006, and $37.4 million for the comparable six-month period in 2005.  The $2.9 million, or 7.8%, net increase in other operating revenue for the six months ended June 30, 2006 was due primarily to increases of $3.7 million and $1.6 million, respectively, in other operating and cargo revenues, which increases were offset in part by a $2.4 million decrease in charter revenue for the six months ended June 30, 2006. The increase in other operating revenue was due primarily to increases in ticket change fees and revenue earned from providing aircraft and traffic handling services to other airlines. The increase in cargo revenue was due primarily to a 17.2% improvement in cargo revenue per ton mile and increased excess passenger luggage fees.  The decrease in charter revenue was due almost entirely to a 37.8% decrease in charter revenue block hours operated in that period compared to the same six-month period in 2005.

Operating Expenses. Operating expenses were $427.6 million for the six months ended June 30, 2006, a $43.0 million increase from operating expenses of $384.6 million for the comparable six-month period in 2005.  The main components of the net increase in operating expenses for the six-month period in 2006 are shown in the table below and are discussed in the accompanying footnotes.

		Change from six
	Six months ended	months ended	Percent
	June 30, 2006	June 30, 2005	change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	116,178	29,622	34.2	%(a)
Wages and benefits	$114,226	$(1,134)	(1.0)
Aircraft rent	54,522	1,792	3.4	(b)
Maintenance materials and repairs	35,033	7,021	25.1	(c)
Depreciation and amortization	13,725	7,700	127.8	(d)
Other rentals and landing fees	12,065	535	4.6
Sales commissions	4,084	949	30.3
Other	77,741	(3,530)	(4.3	) (e)
Total	$427,574	$42,955	11.2%

(a)          The increase in aircraft fuel expense was primarily due to an approximate 32% increase in the cost of jet fuel to an average of $2.12 per gallon for the six-month period ended June 30, 2006 compared to the same six-month period in 2005.  Aircraft fuel expense for the six-month period in 2006 included a loss of $1.7 million resulting from the fuel hedging programs in effect during that period, compared to a fuel hedging gain of $2.0 million recognized in the comparable six-month period in 2005.

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

As illustrated below, Hawaiian’s average fuel expense per gallon in the six months ended June 30, 2006 was $2.12, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate
		(millions)

Spot Price (including delivery)	$2.00	$109.5
Taxes	0.09	5.0
Hedge Impact	.03	1.7
Fuel Expense	$2.12	$116.2

Although the hedge impact on Hawaiian’s jet fuel expense resulted in a reduction in operating income for the six months ended June 30, 2006, the settlement of the associated jet fuel forward contracts resulted in cash savings by Hawaiian of $7.4 million during that six-month period. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)          The increase in aircraft rent expense was due primarily to revaluing Hawaiian’s aircraft and spare engine leases to their fair values when Holdings reacquired Hawaiian in June 2005.

(c)          The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for 767-300ER and 717-200 aircraft engines and other 767 and 717 aircraft components (e.g., auxiliary power units), and to increases in the number of 767 airframe and 717 landing gear overhauls performed during the six months ended June 30, 2006 compared to the same six-month period in 2005. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 4.3% more block hours were operated in the six-month period of 2006 compared to the same period of 2005). We expect aircraft maintenance expenses to continue to increase in future periods due in part to the four additional 767-300 aircraft we will induct into our fleet during the remainder of 2006, the aging of the rest of our aircraft fleet and as manufacturers’ warranties continue to expire for those aircraft we acquired when they were new.

(d)          The increase in depreciation and amortization is attributable primarily to $8.7 million of amortization of certain intangible assets recorded at June 2, 2005.

(e)          The net decrease in other operating expenses for the six months ended June 30, 2006 was primarily due to decreases in advertising and promotional expense and legal and professional fees of $4.7 million and $1.2 million, respectively, which decreases were offset in part by an increase of $3.6 million in other purchased services. The decrease in advertising and promotional expense for the six-month period in 2006 compared to the six months ended June 30, 2005 was primarily due to a reduction in the period-over-period growth in miles earned by the members of our frequent flyer program, HawaiianMiles. The decrease in legal and professional fees for the six months ended June 2006 compared to the same six-month period in 2005 was primarily due to reduced professional fees related to compliance with the Sarbanes-Oxley Act of 2002 and Hawaiian’s emergence from bankruptcy. The increase in other purchased services for the six months ended June 30, 2006 compared to the same period in 2005 was due primarily to processing fees incurred on increased credit card sales, fees paid for computer-based systems and services (e.g., Hawaiian’s website) and ancillary fees associated with Hawaiian’s two credit facilities.

Nonoperating Income and Expense. Nonoperating expense was $38.6 million for the six months ended June 30, 2006 compared to nonoperating income of $8.7 million for the same six-month period in 2005. This $47.3 million period-over-period difference was primarily due to $31.1 million of losses incurred during the six-month period of 2006 related to the redemption of the 5.0% subordinated convertible notes we issued and modifications to the two credit facilities we undertook in  June 2005 to help fund Hawaiian’s joint plan of reorganization, and to $14.6 million of gains recognized during the comparable six-month period in 2005 related to jet fuel forward contracts that did not qualify for hedge accounting and the favourable settlement of a bankruptcy related claim. See Note 5, “Debt and Common Stock Warrants”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed discussion of the aforementioned nonoperating losses incurred in the six-month period of 2006.

Income Taxes.  Income tax expense was $4.5 million for the six months ended June 30, 2006 compared to income tax expense of $18.6 million for the same six-month period in 2005.  The tax provision and unusual effective tax rate are primarily due to the non-deductibility of certain expenses we incurred in connection with the redemption of the 5.0% subordinated convertible notes and an increase in net deferred tax assets requiring a full valuation allowance for the six-month period of 2006.

Liquidity and Capital Resources

Our liquidity is essentially completely dependent on the operating results and cash flows of Hawaiian, along with the two credit facilities put in place in June 2005 in connection with Hawaiian’s joint plan of reorganization (the Joint Plan), as amended on March 13, 2006, and as are described in more detail below and in Note 5, “Debt and Common Stock Warrants”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Substantially all of our assets are encumbered under our existing credit facilities. Due to the significance of the operating cash flows of Hawaiian to our future liquidity, our consolidated sources and uses of cash for the six months ended June 30, 2006, and ours and Hawaiian’s combined sources and uses of cash for the six months ended June 30, 2005 are discussed below in order to provide a more informative comparison of cash flows for those two six-month periods.

Hawaiian has been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles.  However, the introduction of new and expanded service into our transpacific market by certain major domestic airlines, and the introduction of service into our interisland market by Mesa Airlines in early June 2006, together with any other potential downward pressures on our yields and load factors in those markets from other competitors, may negatively and materially impact Hawaiian’s future revenues in these markets.

Cash and cash equivalents were $172.5 million as of June 30, 2006, an increase of $19.2 million from cash and cash equivalents of $153.4 million as of December 31, 2005. We also had restricted cash on those dates of $87.0 million and $53.4 million, respectively. Of the total restricted cash as of June 30, 2006, $10.2 million consisted of cash held in escrow (inclusive of interest earned to that date) that was included in long-term payments and other under other assets in the accompanying consolidated June 30, 2006 balance sheet. As is discussed in more detail below, $10.0 million of such escrowed funds was used to prepay certain long-term debt in July 2006.  The balance of restricted cash at June 30, 2006 and the restricted cash at December 31, 2005 consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales.  The cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers.  Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Despite the $35.3 million increase in the net loss for the six months ended June 30, 2006 compared to the same six-

month period in 2005, net cash provided by operating activities before reorganization activities decreased by only $3.7 million for the 2006 period compared to the same period in 2005. This disparity was due principally to the fact that substantially all of the $31.1 million nonoperating losses we incurred in the six-month period of 2006 resulting from the redemption of our 5.0% subordinated convertible notes and modifications of Hawaiian’s two credit facilities did not use cash. Reorganization activities used $4.5 million in net cash during the six months ended June 30, 2005 mostly for payments of professional fees associated with Hawaiian’s bankruptcy case and eventual reorganization. Net cash used in investing activities was $55.1 million for the six months ended June 30, 2006 compared to $14.9 million for the comparable period in 2005, the increase in cash used in the 2006 period being primarily due to the acquisition of and the overhauls of and modifications to the four Boeing 767-300 aircraft discussed below and the net cash held in escrow discussed above.  Financing activities provided net cash of approximately $26.0 million during the six months ended June 30, 2006 compared to net cash used in financing activities of approximately $0.3 million during the comparable period in 2005. The period-over-period difference in net cash provided by/used in financing activities was primarily due to the approximate $86.8 million of additional debt we raised in the six-month period of 2006 (net of associated issuance costs) less $52.3 million principal of the 5.0% subordinated convertible notes we redeemed in April 2006 and $6.9 million of other principal repayments we made during the six-month period in 2006.

In the first quarter of 2006, Hawaiian purchased four used Boeing 767-300 aircraft for a total purchase price of approximately $32 million. We estimate that our capital expenditures during the last two quarters of 2006 will be approximately $45 million. Anticipated capital expenditures include overhauls and modifications of the recently acquired aircraft for entry into revenue service, upgrades and enhancements to our information technology systems, improvements to certain of our ground facilities and acquisitions of ground support equipment (principally for the four aircraft acquired in 2006). Excepting certain contracts pertaining to the induction of the above four aircraft, the majority of the other anticipated capital expenditures are not firm commitments, and therefore we can adjust the level of our capital spending based on our then available and projected available cash.

In March 2006, we raised approximately $86.8 million, net of debt issuance costs, of additional capital by amending the two credit facilities (the Senior Credit Facility and Term B Credit Facility) that Hawaiian initially entered into in June 2005 to help fund the Joint Plan. We used such additional funds to partially fund the acquisition of the aforementioned four used Boeing 767-300 aircraft and to redeem the outstanding balance of the 5.0% subordinated convertible notes issued in June 2005 to help fund the Joint Plan.  As of June 30, 2006, approximately $10.0 million (excluding interest earned to that date) was held in escrow for the purpose of acquiring certain capital assets.  On July 11, 2006, and pursuant to the provisions of the amended Term B Credit Facility, the $10.0 million of escrowed funds was released to the Term B Credit Facility lenders, and our total obligation under that facility was reduced commensurately.  The release of the $10.0 million to the Term B Credit Facility lenders was accounted for as an early repayment of the $72.5 million term loan we made under that credit facility in March 2006 and resulted in a nonoperating charge of $1.0 million due to the accelerated amortization of portions of the debt discount and issuance costs associated with the $72.5 million term loan.

On April 21, 2006, we redeemed all of the then outstanding 5.0% subordinated convertible notes due June 1, 2010 for approximately $55.9 million inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date.  We incurred an approximate $28.0 million loss on such redemption due principally to the accelerated amortization of the remaining discount associated with the notes when they were initially issued in June 2005.

During the six months ended June 30, 2006, we made scheduled contributions of $3.4 million to our pension and other postretirement benefit plans, and we expect to make additional contributions of $7.6 million to those plans during the remainder of 2006.

On August 3, 2006, the U.S. Congress passed and sent to President George W. Bush for his signature pension reform legislation that would, among other things, require us to fully fund our defined benefit plans over a period of ten years, beginning in 2008.  Also under the legislation, airlines that freeze their defined benefit plans are allowed to fund their plans over a 17-year period and to use a higher discount rate of 8.85 percent to calculate their pension liabilities.  Based on comments made by certain members of the U.S. Senate, it is expected that a “technical corrections” bill will be passed later in 2006 that will provide equal treatment for all airlines.  However, no assurances can be made that such legislation will be passed by the U.S. Congress and signed into law by the President.  We are currently evaluating this new legislation, but have not yet determined what impact it would have on our future pension funding obligations if it is passed into law by the President.

As of June 30, 2006, we had borrowing capacity of approximately $15.7 million available under the Senior Credit Facility.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions and/or conditions.

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies other than the one discussed immediately below, see “Critical Accounting Policies and Estimates” and Note 3, “Summary of Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Aircraft maintenance and repair costs.  Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred, on the basis of hours flown per contract. Under the terms of our power-by-the-hour agreements, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions.

Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are specifically to be used to reimburse third-party providers that furnish services in connection with maintenance of our leased aircraft. If there are sufficient funds on deposit to pay the invoices submitted, they are paid. However, if amounts on deposit are insufficient to cover the invoices, we must cover the shortfall because, as noted above, we are legally responsible for maintaining the leased aircraft. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as prepaid maintenance on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Prepaid maintenance totaled $28.5 million as of June 30, 2006.  Any excess amounts retained by the lessor upon the expiration of the lease, which are not expected to be significant, would be recognized as additional aircraft rental expense at that time.

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

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of Hawaiian’s operating expense. Fuel costs represented 28.0% and 25.2%, respectively, of Hawaiian’s operating expenses for the three months ended June 30, 2006 and the year ended December 31, 2005.  Based on gallons expected to be consumed in 2006, for every one-cent increase in the cost of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.2 million.

As of June 30, 2006, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 24% of its fuel requirements for the remainder of 2006. Hawaiian does not have any definitive plans to hedge its fuel requirements beyond 2006. Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.89 to $2.17 per gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts was $1.6 million as of June 30, 2006 and was recorded in prepaid expenses and other in the accompanying consolidated balance sheet.

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

The following table reflects Hawaiian’s jet fuel forward contract position for the final two quarters of 2006:

	Average Forward Contract Designation Price Per Gallon (1)	Average Settlement Price of Forward Contract	Gallons Purchased Forward (thousands)	Percentage of Quarterly Consumption Purchased Forward
Third Quarter 2006	$2.025	$2.024	13,944	48%
Fourth Quarter 2006	$2.085	$2.100	756	2%

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

Interest Rates.  Our results of operations are subject to fluctuations in interest rates due to the resultant effects on our variable rate debt and certain of our interest bearing cash and restricted cash accounts. As of June 30, 2006, we had $60.0 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and a LIBOR rate that were 8.25% and 5.38%, respectively, and $98.9 million of fixed rate debt, including capital leases of $1.0 million. The weighted average effective yield for June 2006 was approximately 4.40% for certain of our interest bearing cash and restricted cash accounts, which totaled $246.9 million as of June 30, 2006.

We do not mitigate our exposure to variable-rate debt by entering into interest rate swaps. Changes in market interest rates do, therefore, have a direct and corresponding effect on our pretax earnings and cash flows associated with our floating rate debt and cash investments. A hypothetical 100 basis point increase in the Wells Fargo Prime Rate and the LIBOR rate in effect at June 30, 2006 and the effective yield on our cash investments for June 2006 would increase our pretax earnings and cash flows associated with these variable rate instruments by approximately $1.9 million for the 12-month period ending June 30, 2007. For the purpose of determining this hypothetical increase, the only cash flow subsequent to June 30, 2006 that was considered was the scheduled amortization of our variable rate debt.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.1 million as of June 30, 2006.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management,  including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2006 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we determined that changes in the fair value of certain fuel derivatives designated as fuel hedges and used to manage the risk of changing jet fuel prices were not appropriately recognized into earnings during the fourth quarter of 2005 as required under U.S. generally accepted accounting principles. We concluded that these errors resulted from the lack of an effective review of the account reconciliations related to our fuel hedging, which constituted a material weakness in our internal control over financial reporting.  We have designed and implemented new internal control procedures to remediate the controls over our accounting for fuel derivatives. During the first six months of 2006, we performed an extensive review of our account reconciliations related to our fuel derivative financial instruments in an effort to ensure the proper recognition under generally accepted accounting principles.  Effective March 2006, we implemented a review of open counterparty contracts, developed a fuel derivative checklist, and implemented additional reconciliation controls to ensure that the valuation and recognition is both complete and adequately reviewed. We believe we have taken the steps necessary to remediate this material weakness relating to our fuel derivative accounting processes, procedures and controls.

Changes in Internal Controls Over Financial Reporting

Other than as noted above in this Item 4, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Mesa Air Group

As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, on February 13, 2006, we filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.), alleging that Mesa misused confidential and proprietary information that we provided to Mesa in 2004 pursuant to a process established by the Bankruptcy Court to facilitate our efforts to solicit potential investment in connection with our Chapter 11 plan of reorganization. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Anti-Trust Act, intentional interference with prospective economic advantage and unfair trade practices.  We filed a motion to dismiss the counterclaim in its entirety; at a hearing held on May 19, 2006, the Bankruptcy Court dismissed the two state law causes of action but not the antitrust action.  Accordingly, discovery on the antitrust claim has commenced.  Mesa also filed a motion to withdraw the reference, in which it sought to remove the proceeding from the Bankruptcy Court’s jurisdiction and to have the proceeding instead adjudicated by the federal district court. At a hearing held on May 15, 2006, the District Court ruled in our favor and denied the motion.   Mesa also filed a motion to dismiss Hawaiian’s turnover claim, under which Hawaiian had requested the return of any Hawaiian confidential documents in Mesa’s possession; the Bankruptcy Court denied Mesa’s motion at a hearing held on June 30, 2006.  On June 28, 2006, we filed a motion for a preliminary injunction, requesting that the Bankruptcy Court enjoin Mesa for a period of one year from selling or issuing tickets in the inter-island market.  Mesa’s objection to the motion for a preliminary injunction is due on August 11, 2006, and a hearing on the motion is scheduled for September 15, 2006.  On June 30, 2006, we filed a motion to extend the deadline to move to amend our complaint or add new parties, or in the alternative, for permission to add as a defendant the former aviation consultant for Hawaiian Holdings that was retained by Mesa in April 2005 to evaluate the Hawaii inter-island market.  Mesa subsequently agreed to the 45 day extension, which the Bankruptcy Court approved.  The deadline for completion of fact discovery is November 15, 2006.  To date, the parties have exchanged documents, have exchanged their initial disclosures pursuant to Fed. R. Civ. P. 26(f), and depositions have begun. A trial date has been scheduled for April 2, 2007.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

Item 1A.                                                  RISK FACTORS.

Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a discussion of our risk factors. Other than the matter discussed below, there have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended December 31, 2005. The information below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

We may experience delays in introducing our recently acquired 767-300 aircraft into revenue service.

As is discussed in more detail above in Item 2 of Part I, Management’s Discussion and Analysis Of Financial Condition and Results of Operations, we expect to have all four of the 767-300 aircraft we acquired in the first quarter of 2006 available for revenue service by the end of 2006. However, due to possible delays in the timely completion of the overhauls and modifications of the aircraft and/or approval by the FAA to operate the aircraft on extended over water routes, there are no assurances that the aircraft will be available by their scheduled induction dates.

We have sold and are selling tickets for future travel on certain of our transpacific flights that are scheduled to be operated by these aircraft.  The possible unavailability of the aircraft and resultant cancellation of the flights they are scheduled to operate might require us to accommodate those displaced passengers on other airlines and at costs exceeding the fares we collect for such canceled flights. Additionally, until the aircraft are in revenue service, there will be no direct incremental revenue to fund the fixed costs associated with our ownership and operation of these aircraft, including the wages and benefits for the additional flight crews and ground personnel we hired to accommodate the growth in our 767 aircraft fleet and the debt-service costs related to the increased debt we incurred in the first quarter of 2006 to help fund our acquisition of these aircraft.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 31, 2006, we held our annual meeting of stockholders.  At the meeting, our stockholders voted for seven directors, electing Lawrence S. Hershfield, Mark B. Dunkerley, Randall L. Jenson, Gregory S. Anderson, Donald J. Carty, Thomas B. Fargo and Bert T. Kobayashi, Jr. as members of our Board of Directors.  In addition, our stockholders voted in favor of a proposal to approve the Hawaiian Holdings, Inc. 2006 Management Incentive Plan.  The results of the voting were as follows:

Proposal	Votes For	Votes Withheld

Election of Lawrence S. Hershfield	40,200,854	3,541,678

Election of Mark B. Dunkerley	40,209,326	3,533,206

Election of Randall L. Jenson	40,199,373	3,543,159

Election of Gregory S. Anderson	41,727,287	2,015,245

Election of Donald J. Carty	41,521,367	2,221,165

Election of Thomas B. Fargo	41,988,424	1,754,108

Election of Bert T. Kobayashi, Jr.	41,784,746	1,957,786

	Votes For	Votes Against	Abstentions and Broker Non- Votes

Approval of Hawaiian Holdings, Inc. 2006 Management Incentive Plan	24,281,473	3,243,158	16,217,901

The Company previously furnished a description and complete text of the Hawaiian Holdings, Inc. 2006 Management Incentive Plan in a Current Report on Form 8-K filed with the SEC on June 6, 2006.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description

10.1	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 6, 2006).*+

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed; incorporated herein by reference.

+ This exhibit relates to a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

August 8, 2006	By	/s/ Peter R. Ingram
Peter R. Ingram
Chief Financial Officer and Treasurer