Form 10-Q
period 2006-09-30
HAWAIIAN HOLDINGS  INC
filed 2006-11-03
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

46,553,914 shares of the Registrant’s common stock were outstanding as of October 31, 2006.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2006

Table of Contents

Part I.	Financial Information

Item 1.

On March 21, 2003, Hawaiian Airlines, Inc., a subsidiary of Hawaiian Holdings, Inc., filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii (In re Hawaiian Airlines, Inc., Case No. 03-00817). Hawaiian Holdings, Inc. did not file for relief under Chapter 11 of the Bankruptcy Code and deconsolidated Hawaiian Airlines, Inc. effective April 1, 2003. On June 2, 2005, Hawaiian Airlines, Inc. emerged from bankruptcy under the control of Hawaiian Holdings, Inc. and was reconsolidated by Hawaiian Holdings, Inc. See the Notes to the Consolidated Financial Statements of Hawaiian Holdings, Inc. for further information regarding the impact to these consolidated financial statements.

Financial Statements of Hawaiian Holdings, Inc. (Unaudited)

Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and 2005

Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2006

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes to Consolidated Financial Statements

Financial Statements of Hawaiian Airlines, Inc. (Debtor) (Unaudited)

Statement of Operations for the period January 1, 2005 through June 1, 2005

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

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except for per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006(*)	2005(*)	2006(*)	2005(**)
Operating Revenue:
Passenger	$208,660	$204,537	$600,405	$268,417
Cargo	7,884	8,264	23,802	10,833
Charter	2,512	2,450	6,737	3,135
Other	10,713	8,835	30,821	11,623
Total	229,769	224,086	661,765	294,008
Operating Expenses:
Aircraft fuel, including taxes and oil	65,096	54,811	181,274	71,580
Wages and benefits	52,243	55,313	166,469	77,890
Aircraft rent	27,268	26,349	81,790	35,211
Maintenance materials and repairs	17,130	13,549	52,164	17,547
Depreciation and amortization	7,156	7,006	20,881	9,015
Other rentals and landing fees	6,393	6,290	18,458	8,183
Sales commissions	2,238	1,912	6,321	2,470
Other	39,549	40,920	117,290	59,813
Total	217,073	206,150	644,647	281,709
Operating Income	12,696	17,936	17,118	12,299
Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(3,886)	(5,004)	(12,354)	(6,107)
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	(1,030)	—	(32,134)	—
Interest income	3,518	1,879	8,984	2 ,387
Capitalized interest	1,344	—	2,603	—
Other, net	683	7,916	(5,069)	13,452
Total	629	4,791	(37,970)	9,732
Income (Loss) Before Income Taxes	13,325	22,727	(20,852)	22,031
Income tax expense	5,565	14,894	10,065	14,894
Net Income (Loss)	$7,760	$7,833	$(30,917)	$7,137
Net income (Loss) Per Common Stock Share:
Basic	$0.16	$0.17	$(0.66)	$0.19
Diluted	$0.16	$0.16	$(0.66)	$0.18
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,171	44,898	47,141	37,019
Diluted.	47,251	58,999	47,141	51,120

(*)                       Includes the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                Includes the results of operations of Hawaiian Holdings, Inc. for the period January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the period June 2, 2005 through September 30, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$162,487	$153,388
Restricted cash	71,021	53,420
Accounts receivable, net of allowance for doubtful accounts of $500 and $912 as of September 30, 2006 and December 31, 2005, respectively	35,729	35,278
Spare parts and supplies, net	14,623	14,578
Deferred tax assets	11,062	9,269
Prepaid expenses and other	26,881	21,673
Total	321,803	287,606

Property and equipment, less accumulated depreciation and amortization of $13,532 and $5,751 as of September 30, 2006 and December 31, 2005, respectively	105,682	51,277
Other Assets:
Long-term prepayments and other	27,892	29,253
Intangible assets, net of accumulated amortization of $31,815 and $13,936 as of September 30, 2006 and December 31, 2005, respectively	173,327	191,205
Goodwill	104,231	107,179
Total Assets	$732,935	$666,520

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$38,926	$39,089
Air traffic liability	207,806	162,638
Other accrued liabilities	38,631	62,969
Current maturities of long-term debt and capital lease obligations	14,848	13,064
Total	300,211	277,760

Long-Term Debt and Capital Lease Obligations	123,819	77,576

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	196,591	196,831
Other liabilities and deferred credits	65,740	57,017
Deferred income taxes	11,062	9,269
Total	273,393	263,117
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock	—	—
Common stock	466	453
Capital in excess of par value	209,424	203,479
Accumulated deficit	(174,638)	(143,721)
Accumulated other comprehensive income (loss):
Income (loss) on hedge instruments	$260	$(12,144)
Total	35,512	48,067
Total Liabilities and Shareholders' Equity	$732,935	$666,520

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) (in thousands, except share data)

(unaudited, except for the December 31, 2005 balances)

					Accumulated
		Special	Capital In		Other
	Common	Preferred	Excess of	Accumulated	Comprehensive
	Stock (*)	Stock (**)	Par Value	Deficit	Income (Loss)	Total

Balance at December 31, 2005	$453	$—	$203,479	$(143,721)	$(12,144)	$48,067
Net loss	—	—	—	(30,917)	—	(30,917)
Unrealized gain on hedge instruments	—	—	—	—	12,404	12,404
Total comprehensive loss	—	—	—	—	—	(18,513)

Exercise of options to acquire 322,000 shares of common stock	3	—	862	—	—	865
Distribution of 882,814 shares of common stock pursuant to stock bonus plan	10	—	4,000	—	—	4,010
Adjustment to beneficial conversion feature resulting from the redemption of the 5% subordinated convertible notes	—	—	(9,054)	—	—	(9,054)
Fair value of warrants issued with long-term debt	—	—	6,280	—		6,280
Share-based compensation	—	—	3,687	—	—	3,687
Excess tax benefits from exercise of stock options	—	—	170	—	—	170
Balance at September 30, 2006	$466	$—	$209,424	$(174,638)	$260	$35,512

(*)                                 Common stock—$0.01 par value; 118,000,000 shares authorized, and 46,553,914 and 45,349,100 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively.

(**)                          Special preferred stock—$0.01 par value; 2,000,000 shares authorized, and three shares issued and outstanding as of September 30, 2006 and December 31, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Condensed Statements of Cash Flows (in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006(*)	2005(**)

Net cash provided by Operating Activities	$59,190	$39,719
Cash flows from Investing Activities:
Acquisition of Hawaiian Airlines, Inc.	—	113,685
Additions to property and equipment, net of disposals	(62,419)	(4,159)
Net cash provided by (used in) investing activities	(62,419)	109,526
Cash flows from Financing Activities:
Proceeds from long-term borrowings	91,250	—
Proceeds from exercise of stock options	865	631
Excess tax benefit from exercise of stock options	170	—
Proceeds from notes receivable from sales of common stock	—	24
Debt issuance costs	(4,463)	—
Repayments of long-term debt and capital lease obligations	(75,494)	(3,267)
Net cash provided by (used in) financing activities	12,328	(2,612)
Net increase in cash and cash equivalents	9,099	146,633
Cash and cash equivalents—Beginning of Period	153,388	2,169
Cash and cash equivalents—End of Period	$162,487	$148,802

(*)                                 Includes the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)                          Includes the cash flows of Hawaiian Holdings, Inc. for the period January 1, 2005 through June 1, 2005, and the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the period June 2, 2005 through September 30, 2005.

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

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia. Based on the total number of miles flown by revenue passengers during the first nine months of 2006, Hawaiian was the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. At September 30, 2006, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft, 14 leased Boeing 767-300ER aircraft and one owned Boeing 767-300 aircraft. Additionally, three other used 767-300 aircraft that Hawaiian purchased in the first quarter of 2006 are currently being overhauled and modified for entry into revenue service by the end of this year.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations common to the airline industry and Hawaiian, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. Additionally, and as is discussed in Note 4, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), effective January 1, 2006. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

On April 1, 2003, following Hawaiian’s bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. The Company reconsolidated Hawaiian pursuant to SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries”, upon Hawaiian’s emergence from bankruptcy protection on June 2, 2005 in a transaction accounted for as a business combination. As a result, for financial reporting purposes, the Company was a holding company with no business operations or properties for the period April 1, 2003 through June 1, 2005. As used in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, the terms Company, we, our, and us refer to: (i) Hawaiian Holdings, Inc. and its consolidated subsidiaries, with respect to the periods prior to and including March 31, 2003; (ii) Hawaiian Holdings, Inc. only, with respect to the period from April 1, 2003 through June 1, 2005; and (iii) Hawaiian Holdings, Inc. and its consolidated subsidiary, Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

2. Reorganization and Reacquisition of Hawaiian

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). The Company did not file for relief under Chapter 11 of the Bankruptcy Code. At the time of the bankruptcy filing, the Company’s then-current management expected the Company to regain full control of Hawaiian in a short period of time. The Company had renegotiated the collective bargaining agreements with Hawaiian’s pilots, mechanics, and flight attendants prior to the Chapter 11 filing, Hawaiian had minimal secured debt or other secured non-aircraft claims, and management believed Hawaiian’s operating leases could be renegotiated quickly through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have a common board of directors and common management. However, those expectations proved incorrect as the subsequent filing of a motion seeking the appointment of a bankruptcy trustee created significant uncertainty regarding the Company’s ability to facilitate a timely reorganization of and to regain full control of Hawaiian, which uncertainty was confirmed on May 16, 2003 by the Bankruptcy Court’s issuance of an order appointing a Chapter 11 trustee (the Trustee) to manage and operate Hawaiian’s business instead of the Company’s and Hawaiian’s common board of directors and management. At the time of the bankruptcy filing, the Company’s management publicly stated that they believed the bankruptcy case would be relatively short. However, Hawaiian’s bankruptcy case eventually continued over 26 months and involved not only the renegotiation of Hawaiian’s aircraft leases, but also the renegotiation of all of Hawaiian’s labor agreements, significant changes to the defined benefit plan for Hawaiian’s pilots, changes to Hawaiian’s route structure and other restructuring activities. During the period subsequent to the appointment of the Trustee until Hawaiian’s emergence from bankruptcy on June 2, 2005, the Company had no control or significant influence over Hawaiian, or access to nonpublic financial or operating information of Hawaiian. The Trustee was in charge of operating Hawaiian’s business, and the Bankruptcy Court had to approve all significant actions taken by the Trustee. Also, during this period of time, Hawaiian’s operating results and business prospects improved significantly due to several factors, including both the actions taken by Hawaiian in bankruptcy under the direction of the Trustee and general improvements in the markets served by Hawaiian. As a result of these improvements, the enterprise value of Hawaiian increased significantly during the bankruptcy case such that all creditors ultimately received payment in full of all allowed claims (excluding interest thereon), including the aircraft lease claims and all unsecured claims.

During 2004, after Hawaiian’s operating results and business prospects improved, the Trustee, under a process approved by the Bankruptcy Court, began soliciting bids for potential investors in Hawaiian. Twenty-two parties expressed an interest in investing in Hawaiian as part of a plan of reorganization. As all of the competitive bids received by the Trustee provided that the Company would have no future equity interest in Hawaiian, there was significant uncertainty as to whether Company would ever regain control of Hawaiian. It was not until in August 2004, after new management was in place at the Company, that the Company and the Trustee negotiated the Joint Plan of Reorganization (the Joint Plan) that was ultimately selected by the Trustee and approved by the Bankruptcy Court as Hawaiian’s plan of reorganization.

The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, and was financed through the issuance of approximately 14.1 million shares of the Company’s common stock, a private placement by the Company of $60.0 million of 5% subordinated convertible notes, and by two secured credit facilities undertaken by Hawaiian for $75 million of variable rate and fixed rate debt (the Senior Credit Facility and the Term B Credit Facility, respectively). The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (HHIC), with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc.

The consummation of the Joint Plan resulted in the Company regaining control of Hawaiian, which it did not have subsequent to the appointment of the Trustee, by redeeming claims of creditors that had equity-like characteristics because they had a higher priority claim to the assets of Hawaiian than the common stock interests owned by the Company. Additionally, in order to regain control of Hawaiian, the Company had been required to bid against other potential buyers for the assets of Hawaiian in a process that treated the Company as a potential buyer and not a controlling shareholder. Therefore, purchase accounting was applied, and the assets and liabilities of Hawaiian were recorded in the Company’s consolidated financial statements at their fair values as of June 2, 2005, and the results of Hawaiian’s operations are included in the Company’s consolidated results of operations from that date. The following table presents pro forma financial information as if the business combination had occurred on January 1, 2005.

	Period ended September 30, 2005
	Three Months	Nine Months
	(in thousands, except for per share data)

Statements of Operations
Operating revenue	$221,178	$603,638
Operating income	18,057	5,041
Income before income taxes	23,247	12,739
Net income (loss)	8,145	(10,665)

Net income (loss) per common stock share:
Basic	$0.17	$(0.23)
Diluted	$0.16	$(0.23)

Hawaiian is a predecessor of the Company, as defined in Rule 405 of Regulation C under the Securities Act of 1933. As a result, separate financial statements of Hawaiian, prepared in accordance with Article 10 of Regulation S-X of the SEC, as of June 1, 2005 and for the period January 1, 2005 through June 1, 2005 are included in this Quarterly Report on Form 10-Q.

3. Net Income (Loss) Per Share

	Three Months ended September 30,		Nine Months ended September 30,
	2006(*)	2005(*)	2006(*)	2005(**)
	(in thousands, except for per share data)
Numerator:
Net income (loss)—Basic	$7,760	$7,833	$(30,917)	$7,137
Less amount allocated to participating warrants	—	(90)	—	(170)
Net income (loss) available to common stock shareholders—Basic	7,760	7,743	(30,917)	6,967
Addback interest due to assumed conversion of 5% convertible notes	—	1,645	—	2,194
Net income (loss) available to common stock shareholders—Diluted	$7,760	$9,388	$(30,917)	$9,161

Denominator:
Weighted average common stock shares outstanding—Basic	47,171	44,898	47,141	37,019
Assumed exercise of stock options	80	308	—	308
Assumed conversion of 5% convertible notes	—	13,793	—	13,793
Weighted average common stock shares outstanding—Diluted	47,251	58,999	47,141	51,120
Net income (loss) per common stock share:
Basic	$0.16	$0.17	$(0.66)	$0.19
Diluted	$0.16	$0.16	$(0.66)	$0.18

(*)           Includes the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the entire period presented.

(**)         Includes the results of operations of Hawaiian Holdings, Inc. for the period January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. for the period June 2, 2005 through September 30, 2005.

In June 2005, the Company issued a warrant to one of its common stock shareholders to acquire 200 shares of the Company’s Series E preferred stock (the Series E Warrant), which warrant had the right to share in dividends and other distributions with the Company’s common stock shareholders. Pursuant to the applicable provisions of SFAS No. 128, “Earnings per Share” (SFAS 128) and Emerging Issues Task Force Consensus 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (EITF 03-6), this warrant was considered to be a participating security, and the Company was required to use the two-class method to calculate earnings per share for the three months and nine months ended September 30, 2005. In July 2005, the Series E Warrant was replaced with a warrant to acquire approximately 6.9 million shares of the Company’s common stock, which warrant, by its terms, is not considered to be a participating security under the applicable provisions of SFAS 128 and EITF 03-6.

The weighted average number of common stock shares outstanding used in the calculations of basic and diluted net income (loss) per common stock share for the three months and nine months ended September 30, 2006 includes approximately 617,000 contingently issuable shares related to the Company’s stock bonus plan, which plan is discussed further in Note 4 below.

Options to acquire approximately 2.0 million weighted average shares and 2.6 million weighted average shares of the Company’s common stock were not included in the calculations of diluted net income (loss) per common stock share for the three months and nine months ended September 30, 2006, respectively, because they were either out-of-the-money or anti-dilutive, as applicable. Options to acquire approximately 2.0 million weighted average shares and 1.2 million weighted average shares of the Company’s common stock were not included in the calculations of diluted net income per common stock share for the three months and nine months ended September 30, 2005, respectively, because they were out-of-the-money.

Approximately 9.6 million weighted average and 13.7 million weighted average potential common stock shares related to convertible debt securities and common stock warrants were not included in the calculations of diluted net income (loss) per common stock share for the three months and nine months ended September 30, 2006, respectively, because they were either out-of-the-money or anti-dilutive, as applicable. For the three months and nine months ended September 30, 2005, the calculations of diluted net income per common stock share exclude approximately 6.3 million weighted average and 2.1 million weighted average potential common stock shares, respectively, related to common stock warrants because they were out-of-the-money.

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

Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized stock-compensation expense were reported as operating cash flows.  Under SFAS No. 123R such excess tax benefits are reported as financing cash flows.  Although total cash flow under SFAS No. 123R remains unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123R.  For the nine months ended September 30, 2006, there were excess tax benefits of $0.2 million, which are classified as financing cash flows at the accompanying consolidated condensed statement of cash flows.

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

The Company estimates the fair values of its options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. The Company uses a dividend yield of zero as it never has paid nor intends to pay dividends on its common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the “simplified” method prescribed in the SEC’s Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity’s common stock. Due to Hawaiian’s bankruptcy and the thin liquidity of the Company’s common stock during that period, the Company believes that the historic volatility of its common stock is not a reliable indicator of future volatility. Accordingly, the Company has used a stock volatility factor based on the stock volatility factors of a peer comparison group over a period of time approximating the estimated lives of its stock options.

Stock option activity during the nine months ended September 30, 2006 is summarized in the following table.

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual life	intrinsic value
	options	exercise price	(years)	(thousands)

Outstanding at December 31, 2005	2,826,498	$4.02
Granted during the period	136,000	$3.84
Exercised during the period	(322,000)	$2.68
Cancelled during the period	—
Outstanding at September 30, 2006	2,640,498	$4.17	8.5	$937

Exercisable at September 30, 2006	1,121,008	$3.76	8.0	$714

In February 2006 and May 2006, options to acquire 16,000 shares and 120,000 shares of common stock were granted to certain officers and non-employee board members, respectively, at a weighted average exercise price of $3.84 per share. The options granted in February 2006 vest on the third anniversary of their grant date (or February 13, 2009), and the options granted in May 2006 vest over three years at the rate of one-third per year beginning on May 31, 2007. All of these options have ten-year contractual lives. The aggregate fair value of the options granted during the nine months ended September 30, 2006 was estimated at approximately $270,000, or $1.98 weighted average per share, using the Black-Scholes-Merton option-pricing model and the following assumed weighted average variables:  risk- free interest rate of approximately 5.0%; dividend yield of zero; expected volatility of approximately 47%; and an expected option life of six years.

In the second and third quarters of 2005, options to acquire approximately 582,000 shares and 1,134,000 shares of common stock, respectively, were granted to certain officers and non-employee board members at a weighted average exercise price of $4.73 per share. These options vest as follows: i) options to acquire 1,044,000 shares vest in three equal tranches on January 1, 2006, January 1, 2007 and January 1, 2008; ii) options to acquire approximately 55,000 shares and 51,000 shares vest over two years at the rate of one-half per year beginning on June 10, 2006 and July 25, 2006, respectively; iii) options to acquire 166,000 shares and 95,000 shares vest over three years at the rate of one-third per year beginning on July 25, 2006 and August 10, 2006, respectively; and iv) options to acquire approximately 226,000 shares and 79,000 shares vest on the third anniversaries of their grant dates, or June 10, 2009 and July 25, 2009, respectively. The fair values of these grants were estimated at approximately $3.2 million ($2.85 weighted average per share) and $5.0 million ($2.93 weighted average per share), respectively, for the three months and nine months ended September 30, 2005. The fair values of the stock options granted during the nine-month period in 2005 were determined using the Black-Scholes-Merton option-pricing model and the following assumed weighted average variables:  risk-free interest rate of approximately 4.2%; dividend yield of zero; expected volatility of approximately 58%; and an expected option life of seven years.

In the first quarter of 2006, options were exercised to acquire a total of 322,000 shares of the Company’s common stock. The total intrinsic value of these exercised stock options was approximately $0.3 million, and the Company received cash proceeds of approximately $0.9 million.

In September 2005, options were exercised to acquire 250,000 shares of the Company’s common stock. The total intrinsic value of these exercised stock options was approximately $0.1 million, and the Company received cash proceeds of approximately $0.6 million.

The following tables are based on selected ranges of exercise prices for the Company’s outstanding and exercisable stock options as of September 30, 2006.

Options Outstanding
			Weighted
			average
		Weighted	remaining
	Number of	average	contractual life
Range of exercise prices	options	exercise price	(years)

$2.10 - $2.90	348,000	$2.41	6.0
$3.05 - $3.85	576,000	$3.59	8.7
$4.25 - $5.00	1,716,498	$4.73	8.8
$2.10 - $5.00	2,640,498	$4.17	8.5

Options Exercisable
			Weighted
			average
		Weighted	remaining
	Number of	average	contractual life
Range of exercise prices	options	exercise price	(years)

$2.10 - $2.90	298,000	$2.46	5.9
$3.05 - $3.78	335,000	$3.54	8.0
$4.25 - $5.00	488,008	$4.70	8.8
$2.10 - $5.00	1,121,008	$3.76	8.0

Stock Bonus Plan

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees were granted 1.5 million shares of the Company’s common stock. Approximately 275,000 and 608,000 of these shares were distributed to Hawaiian’s employees on February 14, 2006 and May 1, 2006, respectively, and the remaining shares will be distributed on May 1, 2007. The May 2006 distribution was and the May 2007 distribution will be based on each eligible employee’s pro rata share of the applicable cumulative W-2 wages for the tax year preceding the year of each distribution. For the three months and nine months ended September 30, 2006, the Company recognized approximately $0.7 million and $2.0 million of compensation expense, respectively, related to the May 2007 distribution, which expense is included in wages and benefits in the accompanying consolidated statement of operations for those periods. The Company recognized compensation expense of $0.1 million and $3.0 million during the three months and nine months ended September 30, 2005, respectively, related to the February 2006 and May 2006 distributions.

Impact on Earnings due to Adoption of SFAS 123R

Total share-based compensation expense recognized by the Company under SFAS 123R was $1.3 million and $3.7 million for the three months and nine months ended September 30, 2006, respectively, which was $0.7 million (or $0.02 per basic and diluted net income per common stock share) and $1.8 million (or $0.04 per basic and diluted net loss per common stock share) more than what share-based compensation expense would have been under the previous accounting under APB 25 for those two periods in 2006. As of September 30, 2006, $2.9 million of compensation expense related to unvested stock options (inclusive of $0.4 million for stock options granted to non-employee directors) attributable to future performance had not yet been recognized, which related expense will be recognized over a weighted average period of approximately two years. The Company will also recognize approximately $1.6 million of compensation expense during the period October 1, 2006 through April 30, 2007 related to the final distribution in May 2007 of the Company’s common stock granted under its stock bonus plan in June 2005.

The following table illustrates the pro forma effects on net income for the three months and nine months ended September 30, 2005 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123. The fair values for the stock options were estimated at the dates granted using the Black-Scholes-Merton option-pricing model.

	Period ended September 30, 2005
	Three Months	Nine Months
	(in thousands, except for per share data)

Net income as reported	$7,833	$7,137
Less: less employee stock-based compensation expense determined under the fair value method for all grants, net of income tax	261	351
Pro forma net income	$7,572	$6,786

Basic net income per common stock share
As reported	$0.17	$0.19
Pro forma	$0.17	$0.18

Diluted net income per common stock share
As reported	$0.16	$0.18
Pro forma	$0.15	$0.17

5. Debt and Common Stock Warrants

On March 13, 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the Senior Credit Facility and Term B Credit Facility Hawaiian entered into in June 2005 to help fund the Joint Plan. As a result of these amendments, the credit facilities were cumulatively increased by approximately $91.3 million. As of September 30, 2006, the Company’s amended credit facilities consisted of a $57.5 million, 9.4% variable interest rate amortizing term loan due December 10, 2010, a $62.5 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011, and a $25 million revolving line of credit under which the Company had issued approximately $4.7 million in letters of credit. The amendment of the Senior Credit Facility was accounted for as a modification, and the Company expensed $1.4 million of legal and other professional fees paid to third parties in connection with amending that facility. The amendment of the Term B Credit Facility was accounted for as an extinguishment, and the Company incurred a nonoperating loss of $1.7 million in connection with amending that facility. In connection with the amendment of the Term B Credit Facility, the Company also issued warrants to the Term B Credit Facility lenders and another party to acquire 4,050,000 shares of its common stock (the Term B Warrants).

On April 21, 2006, the Company redeemed all of the then outstanding 5% subordinated convertible notes it issued in connection with funding the Joint Plan for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. The Company incurred a $28.0 million nonoperating loss on the redemption of the notes due principally to the accelerated amortization of the remaining discount associated with the notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company’s common stock issued to the former holders of these notes remain outstanding under their original terms until June 1, 2010.

On July 11, 2006, Hawaiian made a $10.0 million prepayment of the 9.0% non-amortizing term loan outstanding under the amended Term B Credit Facility. This prepayment resulted in a $1.0 million nonoperating loss due principally to the accelerated amortization of a portion of the debt discount associated with the Term B Credit Facility when it was amended in March 2006. Additionally, Term B Warrants to acquire approximately 500,000 shares of the Company’s common stock expired pursuant to their terms on July 11, 2006. The remaining Term B Warrants to acquire approximately 3.55 million shares of the Company’s common stock are exercisable for a period of three years from the date of issuance, have an exercise price of $5.00 per share, and contain a feature whereby the Company can force the exercise of the Term B Warrants at anytime after the closing price of the Company’s common stock is at or above $9.00 per share for 30 consecutive calendar days. As of September 30, 2006, the remaining $5.0 million debt discount was being amortized using the effective interest method (at approximately 11.3%) through March 2011.

Maturities of long-term debt as of September 30, 2006 are as follows (in thousands):

Remainder of 2006	$3,646
2007	14,702
2008	14,920
2009	15,169
2010	30,434
2011	65,321
144,192
Less unamortized discounts on debt:
9.0% term loan due March 11, 2011	(4,956)
5.0% notes payable due June 1, 2011	(1,556)
(6,512)
137,680
Less current maturities	14,652
Long-term debt	$123,028

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense for the three and nine months ended September 30, 2006 and 2005 included the following components (in thousands).

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005

Service cost	$1,896	$1,407	$5,688	$1,876
Interest cost	5,194	4,284	15,582	5,712
Expected return on plan assets	(4,279)	(4,005)	(12,837)	(5,340)
	$2,811	$1,686	$8,433	$2,248

The Company sponsors three tax-qualified defined benefit pension plans covering certain of its contract labor groups and its non-contract salaried employees. The Company made scheduled contributions of $7.6 million during the nine months ended September 30, 2006. The Company’s net periodic defined pension and other retirement benefit expense for the nine months ended September 30, 2005 includes only the period June 2, 2005 through September 30, 2005 when Hawaiian was consolidated by the Company.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an Amendment of FASB Statements No. 87, 88, 106 and 132R)” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Also, under SFAS 158, gains and losses and prior service costs and credits under Statements No. 87 and No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of income tax effects, until they are recognized as a component of net periodic benefit expense. SFAS 158 does not change the amount of net periodic benefit expense recognized in the results of operations. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006. The Company will adopt the provisions of SFAS 158 at December 31, 2006, which is expected to result in a credit of approximately $30 million to the Company's accumulated other comprehensive income at December 31, 2006 based on current assumptions, which could change as of the adoption date.

7. Income Taxes

The Company recorded income tax expense of $5.6 million and $10.1 million for the three months and the nine months ended September 30, 2006, respectively, as the tax benefit from operating losses was offset by an increase in the valuation allowance for deferred tax assets and the non-deductibility of certain expenses. Utilization of the Company’s deferred tax assets is based on the Company’s ability to generate taxable income in the future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to carry back net operating losses (NOL) to periods in which the Company or Hawaiian had taxable income, the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting NOL carryforwards prior to expiration. As of September 30, 2006, the Company recognized a full valuation allowance on its deferred tax assets.

In October 2006, the Internal Revenue Service issued a Revenue Agent’s Report agent report summarizing the income tax examination changes for tax year 2003.  Most issues related to the examination of Hawaiian’s 2003 Federal income tax return have been resolved and agreed upon. Examination issues for 2003 that have not been resolved and agreed upon will next proceed to the Appeals Office of the IRS.  The resultant $1.0 million benefit resulting from the 2003 IRS examination was recorded as a credit to goodwill in the third quarter of 2006. In addition, the State of Hawaii Department of Taxation is currently in the process of examining Hawaiian’s general excise tax returns for 2001 through 2005, as well as the tax credit for research activities claimed on the 2001 income tax return and the Hawaii capital goods excise tax credit claimed on the 2001 through 2004 income tax returns. Hawaiian cannot currently determine the impact of any potential assessments resulting from these examinations on its future financial position, results of operations and liquidity. Any additional taxes paid by the Company related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability related to any periods prior to the effective date will result in a decrease in goodwill.

In July 2006, the FASB issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109’’ (FIN 48), which clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined. Under FIN 48, a tax position must be at least more-likely-than-not to be sustained, based solely on its technical merits, upon examination by the relevant taxing authority before a benefit is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the provisions of FIN 48, which is effective for fiscal years beginning after December 15, 2006.

8. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months and nine months ended September 30, 2006 was $6.4 million and $(18.5) million, respectively. Comprehensive income for the three months and the nine months ended September 30, 2005 was $7.3 million and $6.6 million, respectively. The differences between comprehensive income (loss) and net income (loss) for the respective periods in 2006 and 2005 were due to changes in the fair values and reclassifications into earnings of amounts previously deferred and associated with the Company’s fuel forward contracts, which are accounted for as cash flow hedges in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

9. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material adverse effect upon the Company’s results of operations and financial condition.

Los Angeles Airport Operating Terminal

In December 1985, Hawaiian entered into an agreement with other airlines, as amended, for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities). Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to the Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities, which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the City of Los Angeles for charges related to its terminal ground rental.

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

Hawaiian Airlines, Inc. (Debtor)

Statement of Operations (in thousands)

January 1, 2005 through June 1, 2005
Operating Revenue:
Passenger	$289,840
Cargo	11,770
Charter	5,914
Other	13,626
Total	321,150
Operating Expenses:
Wages and benefits	92,782
Aircraft fuel, including taxes and oil	69,786
Aircraft rent	43,868
Maintenance materials and repairs	24,015
Other rentals and landing fees	9,637
Depreciation and amortization	3,768
Sales commissions	2,578
Other	62,646
Total	309,080
Operating Income	12,070
Nonoperating Income (Expense):
Reorganization items, net	887
Interest	(465)
Other, net	3,374
Total	3,796
Income Before Income Taxes	15,866
Income tax expense	18,572
Net Loss	$(2,706)

See accompanying Notes to Financial Statements

Hawaiian Airlines, Inc. (Debtor)

Balance Sheet (in thousands, except for share data)

June 1, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$118,176
Restricted cash	57,448
Accounts receivable, net of allowance for doubtful accounts of $1,219	35,636
Spare parts and supplies, net	10,911
Prepaid expenses and other	30,854
Total	253,025
Property and Equipment, less accumulated depreciation and amortization of $43,594	59,844
Other Assets:
Long-term prepayments and other	32,625
Reorganization value in excess of amounts allocable to identifiable assets, net	27,486
Total Assets	$372,980
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$42,612
Air traffic liability	166,464
Other accrued liabilities	37,408
Current portions of long-term debt and capital leases	4,306
Total	250,790
Long-Term Debt and Capital Lease Obligations	25,295
Other Liabilities and Deferred Credits:
Accumulated pensions and other postretirement benefit obligations	171,868
Other liabilities and deferred credits	37,305
Total	209,173
Liabilities Subject to Compromise	209,461
Commitments and Contingent Liabilities
Shareholders' Deficiency:
Preferred stock, no shares outstanding	-
Common stock, 27,814,143 shares outstanding	278
Capital in excess of par value	60,084
Notes receivable from sales of common stock	(49)
Accumulated deficit	(233,924)
Accumulated other comprehensive income (loss):
Minimum pension liability	(151,872)
Derivative financial instruments	3,744
Total	(321,739)
Total Liabilities and Shareholders' Deficiency	$372,980

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

Hawaiian is a “predecessor” of Holdings, as defined in Rule 405 of Regulation C of the Securities Act of 1933.  As a result, financial information of Hawaiian as of June 1, 2005 and for the period January 1, 2005 through June 1, 2005 are included in this Quarterly Report on Form 10-Q of Holdings for the quarterly period ended September 30, 2006.  The accompanying financial statements of Hawaiian were prepared on a going concern basis in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and do not give effect to any adjustments to the carrying values of assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

The accompanying unaudited financial statements have also been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of Hawaiian’s results of operations and financial position as of and for the periods presented. However, due to seasonal fluctuations common to the airline industry and Hawaiian, results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.

2.  Chapter 11 Proceedings and Reorganization

On March 21, 2003 (the Petition Date), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and thereafter operated Hawaiian under the jurisdiction of the Bankruptcy Court and applicable provisions of the bankruptcy code until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization and its emergence from bankruptcy.

On March 11, 2005, the Company, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC and RC Aviation LLC (which was then Holdings’ largest stockholder), sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian’s emergence from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, and provided for the merger of Hawaiian and HHIC as discussed in Note 1.

The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings’ common stock, a private placement by Holdings of $60.0 million in 5.0% subordinated convertible notes, and by Hawaiian’s $75 million variable rate and fixed rate secured credit facilities.

3. Stock Compensation

Hawaiian accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option is equal to or more than the fair market value of the underlying stock on the date of grant.  Hawaiian also adopted the pro forma disclosure features of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for its employee stock options and awards granted using the fair value method prescribed by SFAS 123.  The fair value for the stock options was estimated at the date of grant using the Black-Scholes-Merton option pricing model.

January 1, through June 1, 2005
(in thousands)
Net loss as reported	$(2,706)
Less: total stock based employee compensation expense determined under the fair value method for all awards, net of income tax	53
Pro forma net loss	$(2,759)

4. Liabilities Subject to Compromise

Under the U.S. Bankruptcy Code, pre-petition obligations of Hawaiian generally could not be enforced, and any actions to collect pre-petition indebtedness were automatically stayed, unless the stay was lifted by the Bankruptcy Court. Concurrent with its Chapter 11 filing, Hawaiian received approval from the Bankruptcy Court to: (i) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (ii) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (iii) honor customer service programs, including the HawaiianMiles frequent flyer program and ticketing policies; (iv) honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; and (v) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above, which consisted primarily of aircraft lease-related claims and pre-petition accounts payable, were classified as liabilities subject to compromise and were settled under the Joint Plan, as further described in Note 2.

5. Reorganization Items, Net

Reorganization items, net represents amounts resulting directly from Hawaiian’s Chapter 11 proceedings and are presented separately in its statements of operations. Reorganization items for the period January 1, 2005 through June 1, 2005 consist primarily of a $4.9 million reduction in liabilities subject to compromise resulting from the settlement of a claim for pre-petition aircraft rent and maintenance charges, interest earned on accumulated cash balances and professional fees incurred in connection with Hawaiian’s Chapter 11 case.

6. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense for the period January 1, 2005 through June 1, 2005 included the following components (in thousands):

January 1
through
June 1, 2005

Service cost	$4,518
Interest cost	8,880
Expected return on plan assets	(6,987)
Amortization of prior service cost	92
Recognized net actuarial loss	3,321
Net periodic benefit cost	$9,824

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

8. Comprehensive Loss

Total comprehensive loss for the period January 1, 2005 through June 1, 2005 was $28.7 million. The difference between net loss and total comprehensive loss was due to changes in the fair value of derivative financial instruments accounted for as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and to adjustments to Hawaiian’s minimum pension liability.

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

In December 1985, Hawaiian entered into an agreement with other airlines, as amended, for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities). Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, are jointly and severally obligated to pay their share of debt service payments related to the Facilities Sublease Revenue Bonds issued to finance the acquisition, construction and renovation of the Facilities, which totaled $111.9 million at completion. The Corporation leases the Facilities from the Regional Airports Improvement Corporation under an agreement accounted for as an operating lease. In addition, the Corporation is also obligated to make annual payments to the City of Los Angeles for charges related to its terminal ground rental.

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

In addition to that matter discussed below under Risk Factors in this Quarterly Report on Form 10-Q, other factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the concentration of essentially all of our revenue sources amongst and to and from the Hawaiian Islands, which markets are highly sensitive to tourist travel, very competitive and are in most cases served by air carriers with substantially greater financial resources than ours; increases in our operating costs, particularly fuel, which has been volatile, and aircraft maintenance due to the aging of our fleet and the expiration of manufacturers’ warranties; the ability of one of our lessors to terminate early the leases for seven of our 767-300ER aircraft (subject to time restrictions and certain other conditions); our complete dependence on the use of out-of-production 717-200 aircraft to service our interisland market; the realization of our cost reduction goals; the costs of servicing our substantial indebtedness; compliance with our financial covenants; our reliance on third-party vendors and partners to provide essential services such as computer reservations, aircraft maintenance and ground handling, passenger servicing, code sharing and frequent flyer programs; our increasing dependence on technologies to operate our business; general economic conditions, as well as economic conditions in the geographic regions we serve; actual and/or the specter of terrorist attacks; global instability and potential U.S. military actions or activities; insurance costs; labor costs and disputes; our ability to attract and retain qualified personnel; an aircraft accident or incident; liability and other claims asserted against us; operational disruptions; increases in government fees and taxes; changes in laws and regulations; and other risks and uncertainties set forth from time to time in our periodic reports filed with the Securities and Exchange Commission (SEC), including those set forth under Risk Factors in our Annual Reports on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Overview

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005 as is described in greater detail in Note 2 to Holdings’ financial statements included in this Quarterly Report on Form 10-Q.

Hawaiian is primarily engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers during the first nine months of 2006, Hawaiian was the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. At September 30, 2006, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft, 14 leased Boeing 767-300ER aircraft and one owned Boeing 767-300 aircraft. Additionally, three other used 767-300 aircraft that Hawaiian purchased in the first quarter of 2006 are currently being overhauled and modified for entry into revenue service by the end of this year. Based in Honolulu, Hawaiian had approximately 3,390 active employees as of September 30, 2006.

Despite increased competition in all of our markets, and particularly in our interisland and transpacific markets, our system-wide yield for the third quarter of 2006 increased to 12.00 cents from 11.38 cents for the same quarter of 2005. Passenger load factor, however, for the third quarter of 2006 decreased to 86.2% compared to 89.9% for the same quarter of 2005 (for the first nine months of 2006, however, Hawaiian had the highest passenger load factor amongst 28 major, national and regional domestic airlines). Capacity increased by 19.6 million available seat miles flown (less than 1.0%) in the third quarter of 2006 compared to the same quarter in 2005. According to reports by the U.S. Department of Transportation (DOT), Hawaiian continued to be among the top five domestic airlines in terms of on-time performance, flight cancellations, baggage service reliability and fewest passenger complaints. August 2006 was the 34th consecutive month that Hawaiian was ranked by the DOT as the most punctual domestic airline. Consumer travel surveys conducted by Conde Nast Traveler, Travel + Leisure, and Zagat magazines all rank Hawaiian as the top domestic airline serving Hawaii, and in June 2006, we were named the nation’s top airline serving Hawaii in Travel + Leisure magazine’s

2006 World’s Best Service Awards.

In response to the strong customer demand for our services, we have recently increased and plan to further increase capacity during the last three months of 2006 to certain of the U.S. West Coast cities we presently serve. This expansion began in September2006 with the entry into service of the first of the four 767-300 aircraft we acquired in the first quarter of 2006. The remaining three of these aircraft are expected to be available for revenue service in our transpacific market in November 2006 and December 2006, with one of the incremental aircraft to serve as a spare supporting our overall 767 aircraft fleet. To support this growth in our 767 aircraft fleet, we have or will hire and/or recall a limited number of pilots, flight attendants and ground support personnel. However, due to possible delays in the timely completion of the overhauls and modifications of the remaining three aircraft and/or approval by the FAA to operate the aircraft on extended over water routes, there are no assurances that these aircraft will be available by their scheduled induction dates. See Part II, Item 1A, Risk Factors, for additional information regarding the impact that any such delays might have on our results of operations. We believe that the combination of our increased schedule, our competitive fares and superior customer service will enable us to continue to be an effective competitor in the transpacific market. However, there are no assurances that potential downward pressures on our yields and load factors in the transpacific market due to either weakness in the overall economy and consumer spending and/or capacity increases by Hawaiian and/or its competitors will not negatively and materially impact our future revenue in that market.

On June 9, 2006, Mesa Air Group, the parent company of Mesa Airlines (Mesa), began interisland service through its  operating division, go!, and by October 11, 2006, go! was operating 64 daily flights in this market. Mesa’s entry into the interisland market initiated significant fare discounting, which was the primary reason for a $4.7 million decrease in passenger revenue in our interisland market for the third quarter of 2006 compared to the third quarter of 2005. We cannot reasonably predict the long-term effects on our results of operations and financial condition from Mesa’s continued presence and possible expansion in the interisland market, and/or from any other potential actions by our other interisland competitors.

We have realized and are actively pursuing further cost reductions throughout our business as part of a broad program to reduce expenses. As part of this initiative, we are pursuing savings in areas of our business such as aircraft maintenance, ground handling and support functions, insurance and catering. We have negotiated and are negotiating various contracts related to ground handling and support functions at certain airports we serve, which we anticipate will result in cumulative annual savings in excess of $1.0 million; however, we cannot at this time reasonably estimate the cost saving resulting from the other aspects of our cost reduction program due to the limited and exploratory nature of such negotiations to date.

Additionally, in July 2006, the International Association of Machinists (IAM) ratified an agreement that will allow us to use outsourcing as a means of controlling our future operating costs. The letter agreement pertains to our organized reservation agents and certain administrative staff and will allow us to outsource the positions currently performed by these employees in exchange for providing the incumbent employees in these areas with protection from layoffs. To that end, we have submitted requests for proposals to certain entities to provide us with the reservations and accounting services presently performed by these IAM employees. Due to the preliminary nature of discussions with potential service providers, uncertainty with regard to the level of outsourcing we will ultimately pursue and uncertainty regarding the timing of potential savings due to our layoff protection commitments, we are unable to reasonably project the potential savings of these initiatives at this point in time.

On October 15, 2006, an earthquake struck the Hawaiian Islands causing a state-wide electrical blackout, which in turn resulted in some disruptions in our operations. The costs associated with such disruptions, however, were not significant.

Information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Results of Operations

We had net income of $7.8 million ($0.16 per basic and diluted common stock share) on operating income of $12.7 million for the three months ended September 30, 2006 and a net loss of $30.9 million ($0.66 per basic and diluted common stock share) on operating income of $17.1 million for the nine months ended September 30, 2006. Our results of operations for the two periods in 2006 were significantly and adversely affected by increases in our cost of jet fuel and by nonoperating charges we incurred in connection with the redemption, extinguishment, modification and prepayment of certain long-term debt we issued in June 2005 to help fund Hawaiian’s joint plan of reorganization. The cost of jet fuel is the single largest component of our operating expenses representing approximately 30% (or $65.0 million) and 28% (or $181.2 million), respectively, of our total operating expenses for the three months and nine months ended September 30, 2006.  In the nine-month period ended September 30, 2006, we incurred nonoperating charges of $32.1 million related to our redemption in April 2006 of the 5.0% subordinated convertible notes we issued in June 2005, the extinguishment and modification in March 2006 of the two secured credit facilities Hawaiian entered into in June 2005 and a prepayment in July 2006 under one of the credit facilities amended in March 2006. Additionally, pretax income (loss) was negatively impacted by non-cash amortization and other continuing effects of $5.2 million and $18.6 million for the three months and nine months ended September 30, 2006, respectively, associated with recording Hawaiian’s assets and liabilities at their fair values upon our reacquisition of Hawaiian on June 2, 2005.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, we consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, we deconsolidated Hawaiian effective April 1, 2003 and prospectively accounted for our ownership interest in Hawaiian using the cost method of accounting until we regained control of Hawaiian on June 2, 2005.  Accordingly, our results of operations do not include Hawaiian’s operating results for the period April 1, 2003 through June 1, 2005.  During the period January 1, 2005 through June 1, 2005, we generated no operating revenue, and our operating expenses consisted primarily of legal and other professional fees related to Hawaiian’s Chapter 11 case and consummation of its joint plan of reorganization of approximately $3.0 million. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, we reconsolidated Hawaiian as of such date for financial reporting purposes. Hawaiian’s emergence from bankruptcy was accounted for as a business combination (our acquisition of Hawaiian), with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in our consolidated results of operations since June 2, 2005.  Considering the significance of Hawaiian’s results of operations to our future results of operations and financial condition, as well as the extremely limited nature of our operations during the period January 1, 2005 through June 1, 2005, the historical results of operations of Holdings and Hawaiian for the nine months ended September 30, 2005 have been combined and discussed below in order to provide a more informative comparison with our consolidated results of operations for the nine-month period ended September 30, 2006.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Statements of Operations (in thousands)
(unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2006(*)	2005(*)	2006(*)	2005(**)
Operating Revenue:
Passenger	$208,660	$204,537	$600,405	$558,257
Cargo	7,884	8,264	23,802	22,602
Charter	2,512	2,450	6,737	9,050
Other	10,713	8,835	30,821	25,248
Total	229,769	224,086	661,765	615,157
Operating Expenses:
Aircraft fuel, including taxes and oil	65,096	54,811	181,274	141,367
Wages and benefits	52,243	55,313	166,469	170,673
Aircraft rent	27,268	26,349	81,790	79,080
Maintenance materials and repairs	17,130	13,549	52,164	41,562
Depreciation and amortization	7,156	7,006	20,881	12,783
Other rentals and landing fees	6,393	6,290	18,458	17,820
Sales commissions	2,238	1,912	6,321	5,047
Other	39,549	40,920	117,290	122,459
Total	217,073	206,150	644,647	590,791
Operating Income	12,696	17,936	17,118	24,366
Nonoperating Income (Expense):
Reorganization items, net	—	—	—	887
Interest and amortization of debt discount and issuance costs	(3,886)	(5,004)	(12,354)	(6,571)
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	(1,030)	—	(32,134)	—
Interest income	3,518	1,879	8,984	2,387
Capitalized interest	1,344	—	2,603	—
Other, net	683	7,916	(5,069)	16,826
Total	629	4,791	(37,970)	13,529
Income (Loss) Before Income Taxes	13,325	22,727	(20,852)	37,895
Income tax expense	5,565	14,894	10,065	33,466
Net Income (Loss)	$7,760	$7,833	$(30,917)	$4,429

(*)            Consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

(**)     Combined results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Statistical Data (in thousands, except as otherwise noted)
(unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2006		2005		2006		2005
Scheduled Operations:
Revenue passengers flown	1,593		1,539		4,558		4,313
Revenue passenger miles (RPM)	1,738,424		1,796,649		5,025,744		4,886,986
Available seat miles (ASM)	2,017,730		1,998,154		5,787,935		5,623,227
Passenger load factor (RPM/ASM)	86.2%		89.9%		86.8%		86.9%
Passenger revenue per RPM (Yield)	12.00	¢	11.38	¢	11.95	¢	11.42	¢

Cargo Operations:
Revenue ton miles (RTM)	17,056		22,355		55,058		63,233
Revenue per RTM	38.85	¢	31.61	¢	36.72	¢	30.90	¢

Total Operations:
Operating revenue per ASM	11.18	¢	11.00	¢	11.22	¢	10.65	¢
Operating cost per ASM	10.56	¢	10.12	¢	10.93	¢	10.23	¢
Revenue passengers flown	1,605		1,550		4,592		4,358
Revenue block hours operated (a)	22,215		21,149		63,395		60,589
RPM	1,768,752		1,827,022		5,119,699		5,012,233
ASM	2,054,655		2,037,124		5,895,696		5,777,873
Breakeven load factor (b)	81.5%		84.8%		89.6%		83.9%
Gallons of jet fuel consumed	28,990		29,171		83,696		83,000
Average cost per gallon of jet fuel (a) (c)	$2.24		$1.88		$2.17		$1.70

(a)             Actual amount.

(b)            The scheduled passenger load factor required at the current yield to breakeven on a net income basis.

(c)             Includes applicable taxes and fees.

Holdings’ reacquisition of Hawaiian on June 2, 2005 was accounted for as a business combination, and the assets and liabilities of Hawaiian were recorded at fair value as of that date. The changes in the book values of Hawaiian’s assets and liabilities as of June 2, 2005 affected consolidated income (loss) before income taxes as follows for the three months and nine months ended September 30, 2006 and 2005 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Effect on income (loss) before income taxes
Passenger revenue—elimination of deferred revenue from sales of miles in frequent flyer program	$(706)	$(4,197)	$(5,090)	$(6,231)
Wages and benefits—elimination of unrecognized actuarial losses [postretirement benefit plans]	—	2,265	—	3,020
Aircraft and other rent expense—amortization of unfavorable operating lease liabilities	848	841	2,537	1,128
Depreciation and amortization of property and equipment- adjust property and equipment to fair value	450	450	1,350	600
Amortization of intangible assets:
Favorable aircraft and spare aircraft engine leases (recognized as a component of aircraft rent)	(1,299)	(1,300)	(3,868)	(1,736)
Favorable aircraft maintenance contracts (recognized as a component of maintenance materials and repairs)	(324)	(1,062)	(969)	(1,308)
Other intangible assets (recognized as a component of depreciation and amortization)	(4,347)	(4,539)	(13,041)	(5,796)
Total amortization of intangible assets	(5,970)	(6,901)	(17,878)	(8,840)
Net decrease in operating income	(5,378)	(7,542)	(19,081)	(10,323)
Interest expense—amortization of debt discount due to recognizing debt obligation at fair value	(150)	(224)	(460)	(250)
Interest income—accretion due to recognizing aircraft maintenance and lease security deposits at fair value	307	397	987	518
Total net change in income (loss) before income taxes	$(5,221)	$(7,369)	$(18,554)	$(10,055)

For the purposes of the following discussions of the results of operations for the three months and nine months ended September 30, 2006 and 2005, the term “the combined entity” refers only to the combined results of operations of Holdings and Hawaiian for the nine months ended September 30, 2005 as Hawaiian was reconsolidated by Holdings on June 2, 2005. As used in the context of this narrative, Holdings and Hawaiian refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities.

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

We had net income of $7.8 million for both the three months ended September 30, 2006 and 2005 on operating income of $12.7 million for the three-month period in 2006 and $17.9 million for the three-month period in 2005. The $5.2 million decrease in operating income for the three-month period ended September 30, 2006 was effectively offset by decreases of $4.2 million in nonoperating income and $9.3 million in income tax expense for the third quarter of 2006 compared to the third quarter of 2005.

Operating Revenue. Operating revenue was $229.8 million for the three months ended September 30, 2006, a 2.5% increase over operating revenue of $224.1 million for the same three-month period in 2005. Scheduled passenger revenue increased to $208.7 million for the three months ended September 30, 2006 from scheduled passenger revenue of $204.5 million for the same three-month period in 2005. This $4.2 million, or 2.1%, increase in scheduled passenger revenue was principally due to improvements in the yields in our transpacific market, which more than offset a significant decline in the yields in our interisland market brought about by the entry of Mesa Airlines into that market and the resultant fare discounting that occurred during the third quarter of 2006.

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$8.8	9.8%	(2.8)%	1.9%
South Pacific	0.1	22.4	(17.7)	(16.3)
Interisland	(4.7)	(15.6)	8.8	12.4
Total scheduled	$4.2	5.5%	(3.2)%	1.0%

Other operating revenue was $21.1 million for the three months ended September 30, 2006 and $19.5 million for the comparable three-month period in 2005.  The $1.6 million net increase in other operating revenue for the three months ended September 30, 2006 was due primarily to increases in ticket change fees and revenue earned from providing aircraft and traffic handling services to other airlines.

Operating Expenses. Operating expenses were $217.1 million for the three months ended September 30, 2006, a $10.9 million increase from operating expenses of $206.2 million for the comparable three-month period in 2005.  The main components of the net increase in operating expenses for the three-month period in 2006 are shown in the table below and are discussed in the accompanying footnotes.

		Change from three
	Three months ended	months ended
	September 30, 2006	September 30, 2005	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$65,096	$10,285	18.8%	(a)
Wages and benefits	52,243	(3,070)	(5.6)	(b)
Aircraft rent	27,268	919	3.5
Maintenance materials and repairs	17,130	3,581	26.4	(c)
Depreciation and amortization	7,156	150	2.1
Other rentals and landing fees	6,393	103	1.6
Sales commissions	2,238	326	17.1
Other	39,549	(1,371)	(3.4)
Total	$217,073	$10,923	5.3%

(a)             The increase in aircraft fuel expense was primarily due to an approximate 19% increase in the cost of jet fuel to an average of $2.24 per gallon for the three-month period ended September 30, 2006 compared to the same three-month period in 2005.  Aircraft fuel expense for the three-month period in 2006 included a gain of $0.9 million resulting from the fuel hedging programs in effect during that quarter. As a result of fuel conservation programs initiated earlier in 2006, fuel consumption for the third quarter of 2006 declined by approximately 1.0% even though we flew 17.5 million more ASM and operated over one thousand more revenue block hours in that quarter than in the third quarter of 2005.

Hawaiian’s jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of fuel hedge gains or losses for the designated period. As a result of the designation of jet fuel forward contracts during 2005 for consumption in 2006 at times when spot prices were generally higher than the settlement price of the contracts, Hawaiian’s reported fuel expense during 2006 does not reflect the actual economic benefit of the forward contracts or the cash savings achieved by Hawaiian.

As illustrated below, Hawaiian’s average fuel expense per gallon in the third quarter of 2006 was $2.24, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon	Aggregate
	Average	(millions)

Spot Price (including delivery)	$2.17	$63.0
Taxes	0.10	2.9
Hedge Impact	(0.03)	(0.9)
Fuel Expense	$2.24	$65.0

The settlement of the associated jet fuel forward contracts resulted in cash savings by Hawaiian of $0.5 million for the third quarter of 2006. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)             The decrease in wages and benefits expense was due primarily to a $4.9 million decrease in employee benefits resulting from a reduction in actuarial loss projections for workers’ compensation insurance driven by recent favorable loss development experience. The third quarter of 2006 also included approximately $1.3 million of share-based compensation related to our adoption of SFAS 123R on January 1, 2006. Absent any additional stock option grants and/or cancellations, we estimate that we will recognize additional share-based compensation expense of approximately $1.3 million in the fourth quarter of 2006 resulting from our stock option and stock bonus plans. See Note 4, “Stock Option and Stock Bonus Plans”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed discussion of the impact of SFAS 123R on the current and future periods’ results of operations.

(c)             The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for 767-300ER and 717-200 aircraft engines and other 767 and 717 aircraft components (e.g., auxiliary power units), and to increases in the number of 767 airframe overhauls performed in the third quarter of 2006 compared to the third quarter of 2005. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 5.0% more block hours were operated in the third quarter of 2006 compared to the same quarter of 2005). We expect aircraft maintenance expenses to continue to increase in future periods due in part to the additional 767-300 aircraft we plan to induct into our fleet during the remainder of 2006, the aging of our aircraft fleet and as manufacturers’ warranties continue to expire for those aircraft we acquired when they were new.

Nonoperating Income and Expense.  Nonoperating income was $0.6 million for the three months ended September 30, 2006 compared to nonoperating income of $4.8 million for the same three-month period in 2005. This $4.2 million period-over-period decrease was due primarily to gains of approximately $7.8 million recognized in the third quarter of 2005 related to jet fuel forward contracts that did not qualify for hedge accounting.

Income Taxes.  Income tax expense was $5.6 million for the third quarter of 2006 compared to income tax expense of $14.9 million for the third quarter of 2005. The tax provision and unusual effective tax rate we experienced in 2005 were due to a significant increase in book-tax timing differences, which resulted in higher taxable income on the Company's tax returns, while the offsetting deferred tax asset (representing the value of the future tax deduction when the timing differences "turn" and are recognized in our tax returns) was fully offset by a valuation allowance given our history of operating losses and Hawaiian's recent bankruptcy. The impact of these book-tax timing differences was dramatically increased in 2005 by the application of purchase accounting upon Hawaiian's emergence from bankruptcy on June 2, 2005, which resulted in fair value adjustments to the book basis of Hawaiian's assets and liabilities, but had no impact on the corresponding tax basis in those assets and liabilities. Furthermore, while the consummation of the Joint Plan triggered significant tax deductions related to the payment of the lease deficiency claims of Hawaiian, the benefit of those deductions was recorded as a reduction to goodwill, not to the book provision for income taxes, because the deductions related to transactions originally occurring prior to the point at which Hawaiian was consolidated by the Company.

Consolidated Nine Months ended September 30, 2006 Compared to Combined Nine Months ended September 30, 2005

We incurred a consolidated net loss of $30.9 million on operating income of $17.1 million for the nine months ended September 30, 2006 compared to net income of $4.4 million on operating income of $24.4 million for the combined entity for the same nine-month period in 2005. Nonoperating losses of $32.1 million related to the redemption and prepayment of and modifications to certain debt instruments during the nine-month period of 2006 were the primary causes of the $35.3 million period-over-period decrease in net earnings for the 2006 period.

Operating Revenue. Operating revenue was $661.8 million for the nine months ended September 30, 2006, a 7.6% increase over operating revenue of $615.2 million for the same nine-month period in 2005. Scheduled passenger revenue increased to $600.4 million for the nine months ended September 30, 2006 from scheduled passenger revenue of $558.3 million for the same nine-month period in 2005. This $42.1 million, or 7.5%, increase in scheduled passenger revenue was principally due to improvements in the yields in our transpacific and south pacific markets, which more than offset a decline in the yields in our interisland market brought about by the entry of Mesa Airlines into that market in June 2006 and the resultant fare discounting that occurred during the applicable period in 2006.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

	Change in
	scheduled
	passenger	Change in	Change in	Change in
	revenue	Yield	RPM	ASM
	(millions)

Transpacific	$33.8	6.5%	2.9%	3.5%
South Pacific	3.9	13.9	(3.1)	(6.0)
Interisland	4.4	(5.7)	8.8	8.6
Total scheduled	$42.1	4.6%	2.8%	2.9%

Other operating revenue was $61.4 million for the nine months ended September 30, 2006 and $56.9 million for the comparable nine-month period in 2005.  The $4.5 million, or approximately 7.8%, net increase in other operating revenue for the nine months ended September 30, 2006 was due primarily to increases of $5.6 million and $1.2 million, respectively, in other operating and cargo revenues, which increases were offset in part by a $2.3 million decrease in charter revenue for the nine months ended September 30, 2006. The increase in other operating revenue was due primarily to increases in ticket change fees and revenue earned from providing aircraft and traffic handling services to other airlines. The increase in cargo revenue was due primarily to an 18.8% improvement in cargo revenue per ton mile. The decrease in charter revenue was due almost entirely to a 29.3% decrease in charter revenue block hours operated in that period compared to the same nine-month period in 2005.

Operating Expenses. Operating expenses were $644.6 million for the nine months ended September 30, 2006, a $53.9 million increase from operating expenses of $590.8 million for the comparable nine-month period in 2005.  The main components of the net increase in operating expenses for the nine-month period in 2006 are shown in the table below and are discussed in the accompanying footnotes.

		Change from nine
	Nine months ended	months ended	Percent
	September 30, 2006	September 30, 2005	change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$181,274	$39,907	28.2%	(a)
Wages and benefits	166,469	(4,204)	(2.5)
Aircraft rent	81,790	2,710	3.4
Maintenance materials and repairs	52,164	10,602	25.5	(b)
Depreciation and amortization	20,881	8,098	63.3	(c)
Other rentals and landing fees	18,458	638	3.6
Sales commissions	6,321	1,274	25.2
Other	117,290	(5,169)	(4.2)
Total	$644,647	$53,856	9.1%

(a)          The increase in aircraft fuel expense was primarily due to an approximate 28% increase in the cost of jet fuel to an average of $2.17 per gallon for the nine-month period ended September 30, 2006 compared to the same nine-month period in 2005.  Aircraft fuel expense for the nine-month period in 2006 included a loss of $0.8 million resulting from the fuel hedging programs in effect during that period compared to a fuel hedging gain of $2.0 million recognized in the comparable nine-month period in 2005.  Fuel consumption increased by less than 1.0% during the nine-month period ended September 30, 2006 even though we flew 2.1% more ASM and operated 4.6% more revenue block hours in that period than in the comparable period of 2005.  These efficiency improvements were due mostly to fuel conversation programs we initiated in 2006.

Hawaiian’s jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of fuel hedge gains or losses for the designated period. As a result of the designation of jet fuel forward contracts during 2005 for consumption in 2006 at times when spot prices were generally higher than the settlement price of the contracts, Hawaiian’s reported fuel expense during 2006 does not reflect the actual economic benefit of the forward contracts or the cash savings achieved by Hawaiian.

As illustrated below, Hawaiian’s average fuel expense per gallon in the nine months ended September 30, 2006 was $2.17, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate (millions)

Spot Price (including delivery)	$2.06	$172.5
Taxes	0.10	7.9
Hedge Impact	0.01	0.8
Fuel Expense	$2.17	$181.2

Although the hedge impact on Hawaiian’s jet fuel expense resulted in a reduction in operating income for the nine months ended September 30, 2006, the settlement of the associated jet fuel forward contracts resulted in cash savings by Hawaiian of $7.9 million for that nine-month period. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)          The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for 767-300ER and 717-200 aircraft engines and other 767 and 717 aircraft components (e.g., auxiliary power units), and to increases in the number of 767 airframe and 717 landing gear overhauls performed during the nine months ended September 30, 2006 compared to the same nine-month period in 2005. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 4.5% more block hours were operated in the nine-month period of 2006 compared to the same period of 2005). We expect aircraft maintenance expenses to continue to increase in future periods due in part to the additional 767-300 aircraft we plan to induct into our fleet during the remainder of 2006, the aging of our aircraft fleet and as manufacturers’ warranties continue to expire for those aircraft we acquired when they were new.

(c)          The increase in depreciation and amortization expense is attributable primarily to $7.2 million of amortization of certain intangible assets recorded at June 2, 2005.

Nonoperating Income and Expense. Nonoperating expense was $38.0 million for the nine months ended September 30, 2006 compared to nonoperating income of $13.5 million for the same nine-month period in 2005. This $51.5 million period-over-period difference was primarily due to $32.1 million of nonoperating losses incurred during the nine-month period of 2006 related to the redemption of our 5.0% subordinated convertible notes and the amendments to both and prepayment of one of our two credit facilities, and to $17.6 million of gains recognized during the comparable nine-month period in 2005 related to jet fuel forward contracts that did not qualify for hedge accounting. See Note 5, “Debt and Common Stock Warrants”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a more detailed discussion of the aforementioned nonoperating losses incurred in the nine-month period of 2006.

Income Taxes.  Income tax expense was $10.1 million for the nine months ended September 30, 2006 compared to income tax expense of $33.5 million for the same period of 2005.  The tax provision and unusual effective tax rate for the nine months ended September 30, 2006 was primarily due to the non-deductibility of certain expenses we incurred in connection with the redemption of the 5% subordinated convertible notes in April 2006. The tax provision and unusual effective tax rate we experienced in 2005 were due to a significant increase in book-tax timing differences, which resulted in higher taxable income on the Company's tax returns, while the offsetting deferred tax asset (representing the value of the future tax deduction when the timing differences "turn" and are recognized in our tax returns) was fully offset by a valuation allowance given our history of operating losses and Hawaiian's recent bankruptcy. The impact of these book-tax timing differences was dramatically increased in 2005 by the application of purchase accounting upon Hawaiian's emergence from bankruptcy on June 2, 2005, which resulted in fair value adjustments to the book basis of Hawaiian's assets and liabilities, but had no impact on the corresponding tax basis in those assets and liabilities. Furthermore, while the consummation of the Joint Plan triggered significant tax deductions related to the payment of the lease deficiency claims of Hawaiian, the benefit of those deductions was recorded as a reduction to goodwill, not to the book provision for income taxes, because the deductions related to transactions originally occurring prior to the point at which Hawaiian was consolidated by the Company.

Liquidity and Capital Resources

Our liquidity is essentially completely dependent on the operating results and cash flows of Hawaiian, along with the two credit facilities put in place in June 2005 in connection with Hawaiian’s joint plan of reorganization (the Joint Plan), as amended on March 13, 2006, and as are described in more detail below and in Note 5, “Debt and Common Stock Warrants”, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. Substantially all of our assets are encumbered under our existing credit facilities. Due to the significance of the operating cash flows of Hawaiian to our future liquidity, our consolidated sources and uses of cash for the nine months ended September 30, 2006, and ours and Hawaiian’s combined sources and uses of cash for the nine months ended September 30, 2005 are discussed below in order to provide a more informative comparison of cash flows for those two nine-month periods.

Hawaiian has been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles. However, the introduction of new and expanded service into our transpacific market by certain major domestic airlines, the depressed fares in our interisland markets associated with overall capacity increases including the initiation of interisland service by Mesa Airlines in early June 2006, the maturation of HawaiianMiles and any other potential downward pressures on our yields and load factors in the markets we serve have and may continue to adversely impact Hawaiian’s future operating revenues. As discussed above, to counteract in part such potentially adverse effects on our operating revenues, we have initiated programs aimed at significantly reducing our operating expenses in order to help maintain positive cash flow from operations in the future.

Cash and cash equivalents were $162.5 million as of September 30, 2006, an increase of $9.1 million from cash and cash equivalents of $153.4 million as of December 31, 2005. We also had restricted cash on those dates of $71.0 million and $53.4 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales. Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers.  Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Despite the $35.3 million decrease in the net earnings for the nine months ended September 30, 2006 compared to the same nine-month period in 2005, net cash provided by operating activities before reorganization activities decreased by only $5.8 million for the 2006 period compared to the same period in 2005. This disparity was due principally to the fact that substantially all of the $32.1 million nonoperating losses we incurred in the nine-month period of 2006 resulting from the redemption of our 5.0% subordinated convertible notes and modifications and an early repayment associated with Hawaiian’s two credit facilities did not use cash. Reorganization activities used $4.5 million in net cash during the nine months ended September 30, 2005 mostly for payments of professional fees associated with Hawaiian’s bankruptcy case and eventual reorganization. Net cash used in investing activities was $62.4 million for the nine months ended September 30, 2006 compared to $17.1 million for the comparable period in 2005, the increase in cash used in the 2006 period being primarily due to the acquisition of and the overhauls of and modifications to the four Boeing 767-300 aircraft discussed below. Financing activities provided net cash of approximately $12.3 million during the nine months ended September 30, 2006 compared to net cash used in financing activities of approximately $2.9 million during the same period in 2005. The period-over-period difference in net cash provided by/used in financing activities was primarily due to the approximate $86.8 million of additional debt we raised in the nine-month period of 2006 (net of associated issuance costs) less $52.3 million principal of the 5.0% subordinated convertible notes we redeemed in April 2006 and $20.6 million of other principal repayments we made during the nine-month period in 2006.

In the first quarter of 2006, Hawaiian purchased four used 767-300 aircraft for a total purchase price of approximately $32 million. We estimate that our capital expenditures during the fourth quarter of 2006 will be approximately $31.0 million, most of which is for the completion of the overhauls and modifications of the acquired 767-300 aircraft for entry into revenue service. Excepting certain contracts pertaining to the induction of the above four aircraft and for one spare aircraft engine, the majority of the other anticipated capital expenditures are not firm commitments, and therefore we can adjust the level of our capital spending based on our then available and projected available cash.

The lessor of seven of Hawaiian’s leased 767-300ER aircraft has options affording it the right to terminate all of the leases early, subject to certain conditions. Hawaiian has been engaged in negotiations with the lessor to modify or eliminate the early termination options. While the outcome of these negotiations is uncertain, and there is no guarantee that a mutually agreeable modification to the current leases will be reached, potential outcomes include adjustments of the lease rates and lease terms, early return of the subject aircraft and/or acquisition of some number of the subject aircraft by Hawaiian from the lessor. Should Hawaiian agree to acquire some of the aircraft from the lessor, it would expect to fund such acquisition through a combination of existing available cash, cash from operations and additional debt financing. As a transaction is uncertain, the potential capital expenditure associated with such acquisition is not in the included estimated capital expenditures for the remainder of 2006.

In March 2006, we raised approximately $86.8 million, net of debt issuance costs, of additional capital by amending the two credit facilities (the Senior Credit Facility and Term B Credit Facility) that Hawaiian initially entered into in June 2005 to help fund the Joint Plan. We used such additional borrowings to redeem the outstanding balance of the 5.0% subordinated convertible notes issued in June 2005 to help fund the Joint Plan and to partially fund the acquisition of the aforementioned four used 767-300 aircraft. On July 11, 2006, $10.0 million of such additional borrowings, then held in escrow, was released to the

Term B Credit Facility lenders, and our total obligation under that facility was reduced commensurately. The release of the $10.0 million to the Term B Credit Facility lenders was accounted for as an early repayment of the $72.5 million non-amortizing term loan we made under that credit facility in March 2006, which resulted in a nonoperating charge of $1.0 million due principally to the accelerated amortization of a portion of the debt discount associated with that loan.  Our credit facilities include customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants.  We were in compliance with all of these covenants as of September 30, 2006.  The terms of the credit facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets.  The terms of the credit facilities also restrict the ability of Hawaiian to make dividends or advances to the Company.

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

During the nine months ended September 30, 2006, we made scheduled contributions of $7.6 million to our pension and other postretirement benefit plans, and we expect to make additional contributions of $3.3 million to those plans in the fourth quarter of 2006.

In August 2006, the U.S. Congress passed and President George W. Bush signed House Resolution 4, the “Pension Protection Act of 2006”. Among other things, this legislation will require us beginning in 2008 to fully fund our non-frozen defined benefit plans over a period of ten years and our frozen defined benefit plans over a 17-year period. We estimate that subject to this new legislation our minimum plan contributions will be approximately $10.2 million in 2007 and $10.6 million in 2008, respectively, compared to the $13.0 million and $13.2 million we would have contributed in those years under the previous legislation. Our ultimate minimum pension contributions may be further reduced by “technical corrections” amendments to the Pension Protection Act of 2006 which may be considered by Congress, but these changes are currently uncertain.

As of September 30, 2006, we had borrowing capacity of approximately $14.9 million available under the Senior Credit Facility.

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

Aircraft maintenance and repair costs. Maintenance and repair costs for owned and leased flight equipment, including the overhauls of airframes, engines and certain other aircraft components, are charged to operating expenses as incurred. The costs associated with the overhauls and repairs of engines and certain other aircraft components that are covered by power-by-the-hour arrangements are paid and expensed as incurred on the basis of hours flown per contract. Under the terms of our power-by-the-hour agreements, we pay a monthly amount based on flight hours operated, and the third-party vendors in turn assume the obligations to overhaul and repair the engines and other aircraft components at no additional cost to us, subject to certain specified exclusions.

Under the terms of our aircraft lease agreements, we are responsible for maintenance of the leased aircraft. However, under those aircraft lease agreements we are obligated to make maintenance deposits to the aircraft lessors, which are applied towards the costs of future maintenance events. Depending on their character, the deposits are calculated based on either flight hours or cycles, and are reimbursed to us upon the completion of the maintenance of the aircraft as is prescribed in the leases. If there are sufficient funds held by the lessor to reimburse us for the invoices initially paid by Hawaiian, such funds are reimbursed to us.  Reimbursements are, however, limited to the then available deposits associated with the specific maintenance activity for which reimbursement is requested. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the termination of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us provided that we have fulfilled all of our obligations under those and certain other lease agreements. The maintenance deposits paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider (subject to lessor approval not unreasonably withheld). We record these amounts as deposits on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed in accordance with our maintenance accounting policy. Maintenance deposits totaled $32.5 million as of September 30, 2006. If at any point we determine that it is not probable we will recover any portion of these deposits through future maintenance events, such amounts are expensed as additional aircraft rental expense.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices), and interest rate risk. We have market sensitive instruments in the form of variable rate debt instruments and cash investments, and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases. The effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs. Aircraft fuel costs were the largest components of Hawaiian’s operating expenses for the three months and nine months ended September 30, 2006, representing 30.2% and 28.4%, respectively, of its total operating expenses for those periods. Based on gallons expected to be consumed in the fourth quarter of 2006, for every one-cent change in the cost of jet fuel, Hawaiian’s fuel expense for that quarter will increase or decrease by approximately $0.3 million, as applicable.

As of September 30, 2006, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 33% of its fuel requirements for the remainder of 2006, and approximately 16% and 5% of its fuel requirements for the first and second quarters of 2007, respectively. Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.85 to $2.15 per gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts was $1.3 million and was recorded in prepaid expenses and other in our consolidated balance sheet as of September 30, 2006.

The following table reflects Hawaiian’s open jet fuel forward contract positions as of October 24, 2006 for the fourth quarter of 2006 and the first and second quarters of 2007:

	Average Jet Fuel Contract Price Per Gallon	Gallons Purchased Forward (thousands)	Percentage of Quarterly Consumption Purchased Forward

Fourth Quarter 2006	$1.903	12,290	39%
First Quarter 2007	$1.953	6,668	21%
Second Quarter 2007	$1.982	2,058	6%

The Company does not hold or issue derivative financial instruments for trading purposes.  The Company is exposed to credit risks in the event the above counterparty fails to meet its obligations; however, the Company does not expect this counterparty to fail to meet its obligations.

Interest Rates.  Our results of operations are subject to fluctuations in interest rates due to the resultant effects on our variable rate debt and certain of our interest bearing cash and restricted cash accounts. As of September 30, 2006, we had $57.5 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and a LIBOR rate that were 8.25% and 5.38%, respectively, and $87.7 million of fixed rate debt, including capital leases of $1.0 million. The weighted average effective yield for September 2006 was approximately 4.62% for certain of our interest bearing cash and restricted cash accounts, which totaled $233.2 million as of September 30, 2006.

We do not mitigate our exposure to variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pretax earnings and cash flows associated with our floating rate debt and cash investments. A hypothetical 100 basis point increase in the Wells Fargo Prime Rate and the LIBOR rate in effect at September 30, 2006 and the effective yield on our cash investments for September 2006 would increase our pretax earnings and cash flows associated with these variable rate instruments by approximately $1.7 million for the 12-month period ending September 30, 2007. For the purpose of determining this hypothetical increase, the only cash flow subsequent to September 30, 2006 that was considered was the scheduled amortization of our variable rate debt.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.9 million as of September 30, 2006.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of September 30, 2006 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities and Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we determined that changes in the fair value of certain fuel derivatives designated as fuel hedges and used to manage the risk of changing jet fuel prices were not appropriately recognized into earnings during the fourth quarter of 2005 as required under U.S. generally accepted accounting principles. We concluded that these errors resulted from the lack of an effective review of the account reconciliations related to our fuel hedging, which constituted a material weakness in our internal control over financial reporting.  We have designed and implemented new internal control procedures to remediate the controls over our accounting for fuel derivatives. During the first nine months of 2006, we performed an extensive review of our account reconciliations related to our fuel derivative financial instruments in an effort to ensure the proper recognition under U.S. generally accepted accounting principles.  Effective March 2006, we implemented a review of open counterparty contracts, developed a fuel derivative accounting checklist, and implemented additional reconciliation controls to ensure that the valuation and recognition of our fuel derivatives is both complete and adequately reviewed. We believe we have taken the steps necessary to remediate this material weakness relating to our fuel derivative accounting processes, procedures and controls.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls performed during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Mesa Air Group

As previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006, on February 13, 2006, we filed a complaint against Mesa Air Group, Inc. (Mesa) in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court), Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.), alleging that Mesa misused confidential and proprietary information that we provided to Mesa in 2004 pursuant to a process established by the Bankruptcy Court to facilitate our efforts to solicit potential investment in connection with our Chapter 11 plan of reorganization. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Anti-Trust Act, intentional interference with prospective economic advantage and unfair trade practices.  We filed a motion to dismiss the counterclaim in its entirety; and at a hearing held on May 19, 2006, the Bankruptcy Court dismissed the two state law causes of action but not the antitrust action.  Accordingly, discovery on the antitrust claim has commenced.  On June 28, 2006, we filed a motion for a preliminary injunction, requesting that the Bankruptcy Court enjoin Mesa for a period of one year from selling or issuing tickets in the interisland market.  Following a hearing on September 15, 2006, the Bankruptcy Court issued a decision on October 5, 2006, denying the motion for preliminary injunction.  On August 14, 2006, we filed a motion to amend our complaint to add as a defendant the former aviation consultant (Consultant) for Hawaiian Holdings that was retained by Mesa in April 2005 to evaluate the Hawaii interisland market.  At a hearing held on September 15, 2006, the Bankruptcy Court granted a motion to amend our complaint to add Consultant as a defendant.  Mesa and Consultant have since been served with the amended complaint and have filed answers.  Trial is scheduled to commence on April 2, 2007, with a deadline for completion of fact discovery on November 15, 2006.  To date, the parties have exchanged documents and taken depositions.  However, Consultant has filed a motion to postpone the trial date and related deadlines for a period of five months to allow for an opportunity for discovery.  A hearing on that motion is scheduled for November 3, 2006.

American Samoa

On July 26, 2006, the Governor of the United States Territory of American Samoa, Togiola Tulafono, issued Executive Order 005-2006 (the Executive Order) regarding Hawaiian’s service to American Samoa. The Executive Order stated that within 90 days of its issuance the government of American Samoa would identify a new air carrier to provide essential air service to American Samoa and would ban Hawaiian from clearing into or out of the territory. On August 11, 2006, Hawaiian filed a Request for Declaratory Ruling from the United States Department of Transportation (DOT), seeking a declaration that the Executive Order is preempted by federal law. The public comment period is scheduled to close on October 31, 2006, and following the close of the public comment period, Hawaiian will have until November 21, 2006 to reply to the public comments.

On October 23, 2006, Governor Tulafono filed a complaint with the DOT alleging that Hawaiian had not complied with a 1984 Essential Air Service Order requiring certain levels of service to be provided by Hawaiian to American Samoa. In response to Governor Tulafono’s complaint, Hawaiian has provided the DOT with information on its service patterns for the past year. At the present time, the DOT has taken no action on the complaint, and its outcome and resultant amount of any loss or fine, if any, cannot be predicted.

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

As is discussed in more detail above in Item 2 of Part I, Management’s Discussion and Analysis Of Financial Condition and Results of Operations, we expect to have the remaining three 767-300 aircraft we acquired in the first quarter of 2006 available for revenue service by the end of 2006. However, due to possible delays in the timely completion of the overhauls and modifications of the aircraft and/or approval by the FAA to operate the aircraft on extended over water routes, there are no assurances that the aircraft will be available by their scheduled induction dates.

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

10.1

Amendment Number Two to Credit Agreement, dated October 10, 2006, by the lenders identified on the signature pages thereof, Canyon Capital Advisors, LLC, a Delaware limited liability company, Hawaiian Holdings, Inc., a Delaware corporation, and Hawaiian Airlines, Inc., a Delaware corporation.

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

HAWAIIAN HOLDINGS, INC.

November 2, 2006	By	/s/ Peter R. Ingram
Peter R. Ingram
Chief Financial Officer and Treasurer