Form 10-K
period 2006-12-31
HAWAIIAN HOLDINGS  INC
filed 2007-03-16
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	71-0879698
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350, Honolulu, Hawaii	96819
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	American Stock Exchange and NYSE Area

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $158,283,308, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange, on June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter.

As of February 28, 2007, 46,583,914 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on May 30, 2007 will be incorporated by reference into Part III of this Form 10-K.

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

•       competition in the interisland market;

•       the effects of seasonality and cyclicality;

•       the concentration of our business in Hawaii;

•       the competitive advantages held by network carriers in the transpacific markets;

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

PART I

ITEM 1.                BUSINESS.

Overview

Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) is a holding company whose primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Based on the total number of miles flown by revenue passengers in 2006, Hawaiian was the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. Hawaiian offers daily service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Francisco, San Jose, Las Vegas, Phoenix, Portland, and Seattle, as well as daily service among the Hawaiian Islands, and additional service to Australia, American Samoa and Tahiti. Charter service is also provided from Honolulu to Anchorage, Alaska. As of December 31, 2006, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and 15 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and our direct wholly-owned subsidiary in June 2005 pursuant to a short-form merger described in greater detail below under “Consummation of Hawaiian’s Joint Plan of Reorganization.” We were incorporated in April 2002 under the laws of the State of Delaware.

General information about us, including our corporate governance guidelines and the charters for the committees of our Board of Directors, can be found at http://www.hawaiianair.com/about/. Our Board of Directors has adopted a code of ethics entitled “Code of Business Ethics and Conduct” that applies to all of our employees, officers and directors. Our code of ethics can be found at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of them.

Consummation of Hawaiian’s Joint Plan of Reorganization

On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. We did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and orders of the bankruptcy court until June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization as discussed further below. The appointment of the bankruptcy trustee effectively served to divest operational and financial control of Hawaiian from our officers and directors, and severed the availability of funds needed to support our efforts to meet our ongoing financial and other obligations, including our reporting requirements under the Securities Exchange Act of 1934, as amended.

On March 11, 2005, we, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, our wholly-owned subsidiary formerly known as HHIC, Inc., a Delaware corporation (HHIC), and RC Aviation LLC (RC Aviation), a principal stockholder of the Company, sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian to emerge from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc. As used in this report, the term Hawaiian refers to the predecessor company for all periods prior to the HHIC merger and the successor company for all periods subsequent to the merger. We retained our equity interest in Hawaiian; however, in connection with the Joint Plan, we issued shares of our common stock to creditors of Hawaiian to help fund the Joint Plan, resulting in a dilution of the ownership interest of our common stockholders.

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

The Joint Plan provided for the settlement of the allowed claims under Hawaiian’s bankruptcy case by a combination of $126.4 million in cash payments and the issuance of approximately 14.1 million shares of our common stock. We also assumed long-term payment obligations of $32.9 million. We incurred substantial indebtedness to fund the Joint Plan including the issuance of $60.0 million of 5.0% unsecured subordinated convertible notes due June 1, 2010 (the Notes), a $50.0 million variable interest rate senior secured credit facility (of which $25.0 million was drawn in the form of a three-year term loan at June 2, 2005) and a $25.0 million 10.0% subordinated secured three-year term loan.

Flight Operations

Our flight operations are based in Honolulu, Hawaii. In January 2007, we operated approximately 152 scheduled and charter flights per day with:

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

•       Scheduled service on our South Pacific routes between Hawaii and Pago Pago, American Samoa, and Papeete, Tahiti and Sydney, Australia;

•       Public charter service between Honolulu and Anchorage, Alaska; and

•       Other ad hoc charters.

Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian’s aircraft fuel consumption and cost, including the impact of Hawaiian’s fuel hedging program, for the years 2006 through 2004.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2006	114,236	$241,611	$2.12	27.3
2005	111,220	$201,157	$1.81	24.6
2004	104,911	$135,866	$1.30	19.3

As illustrated by the table above, fuel costs constitute a significant portion of Hawaiian’s operating expense. Approximately 55% of Hawaiian’s fuel is based on Singapore jet fuel prices; the remaining 45% is based on U.S. West Coast jet fuel prices. Fuel prices are volatile; based on gallons expected to be consumed in 2007, for every one cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.3 million. Jet fuel costs represented 27.3% of Hawaiian’s operating expenses in 2006. The cost of jet fuel is influenced by international political and economic circumstances, such as unrest in Iraq and other conflicts in the Middle East, OPEC production curtailments, disruption of oil imports, increased demand by China, India and other developing countries, environmental concerns, weather and other unpredictable events. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

Hawaiian purchases aircraft fuel at prevailing market prices, but seeks to manage market risk through execution of a hedging strategy. From time to time, Hawaiian has entered into various derivative instruments to hedge a portion of our anticipated jet fuel requirements. In September 2004, Hawaiian resumed a jet fuel hedging program which utilized forward heating oil contracts in order to moderate market risks and mitigate its financial exposure to fluctuations in its cost of jet fuel. In May 2005, Hawaiian terminated its heating oil contracts and entered into jet fuel forward contracts with a single counterparty to hedge a portion of its fuel consumption requirements. Jet fuel forward contracts are not traded on commodities exchanges due to the limited market for such contracts. However, they tend to have a higher level of effectiveness than do heating oil forward contracts. As of December 31, 2006, our fuel hedges outstanding were in a loss position. The fair value of our obligation related to these contracts was $1.1 million. As of February 2007, Hawaiian had hedged approximately 44%, 23%, 4% and 1% of its anticipated aircraft fuel consumption for the first, second, third and fourth quarters of 2007, respectively.

Aircraft Maintenance

Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown or by the number of takeoffs and landings, or cycles, operated. In addition, we perform inspections, repairs and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. Checks range from “walk around” inspections before each flight departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components are time or cycle controlled, and such parts and components are replaced or refurbished prior to the expiration of their time or cycle limits.

Code Sharing and Other Alliances

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). We have code sharing agreements with American Airlines, American Eagle, Continental Airlines, Harmony Airways, Island Air, Korean Air, Northwest Airlines and US Airways. We also participate in the frequent flyer programs of American Airlines, American Eagle, Continental Airlines, Island Air, Northwest Airlines, US Airways, Virgin Atlantic Airways and Virgin Blue. We also have a code share and reciprocal frequent flyer agreement with Alaska Airlines that expires on April 30, 2007. These programs enhance our revenue opportunities by:

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

Marketing

In an effort to reduce our reliance on travel agencies and lower our distribution costs, we continue to pursue e-commerce initiatives. We currently utilize web-fare discounts to improve service to our customers and to reduce our distribution costs. In addition, we provide internet check-in and self-service kiosks to improve the customer check-in process. Our website, www.HawaiianAirlines.com, offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

On October 19, 2006, our website began to allow the general public to purchase gift certificates via Hawaiian Gifts, LLC (Hawaiian Gifts), a newly created subsidiary of the Company. In addition, Hawaiian Gifts also sells gift cards which are available at supermarkets in Hawaii and West Coast regions that we serve. These gift certificates and gift cards are to be redeemed for air transportation on Hawaiian.

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

HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being for free air travel on Hawaiian. Travel awards range from a 5,000 mile award, which is redeemable for a SuperSaver one-way interisland flight, to a 105,500 mile award, which is redeemable for an Anytime one-way first class travel between the mainland U.S. and Sydney, Australia. In January 2006, we amended the HawaiianMiles program to allow members increased flexibility in redeeming their mileage credits for travel on Hawaiian.

Competition

Transpacific

We face multiple competitors on our transpacific routes including major network carriers such as American Airlines, Continental Airlines, Northwest Airlines, Delta Air Lines, United Airlines (United) and US Airways. ATA Airlines (ATA), a low-cost carrier, offers scheduled service to Hawaii with Southwest Airlines as a code share partner on its routes. Aloha Airlines provides scheduled service to multiple mainland cities from Hawaii, and various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements. We believe that transpacific competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, schedule, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

South Pacific

Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways, its low-cost affiliate Jetstar and Air Canada on this route.

Interisland

Interisland routes are served by several carriers including Aloha Airlines, Island Air, Pacific Wings and a number of “air taxi” companies. Also, Mesa Airlines, through its go! operating division, began interisland service in June 2006. In January 2007, we operated approximately 120 daily interisland flights, which represented approximately 36% of the total daily interisland flights operated by all carriers in that month. We believe that interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, affiliations, frequent flyer programs, customer service and aircraft type.

Employees

As of December 31, 2006, Hawaiian had 3,454 active employees, consisting of 1,153 flight deck and cabin crew members, 933 customer service representatives, 573 ground support personnel, 246 maintenance and engineering personnel and 549 general management, administrative and clerical personnel. Approximately 84% of our employees are covered by labor agreements with the following organized labor groups:

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

Seasonality

Our operations and financial results are subject to substantial seasonal and cyclical volatility, primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August and December. During weaker demand periods, we may adjust our flight availability to obtain a profitable passenger load factor, or utilize discounted fare pricing strategies to increase our traffic volume, which may involve higher ticket discounts during these periods.

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

Industry Regulations

As a certificated air carrier, we and all other U.S. domestic airlines are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the FAA. The DOT has jurisdiction over certain aviation matters such as a carrier’s certificate of public convenience and necessity, international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls. To assure compliance with its operational standards, the FAA requires air carriers to obtain operating, airworthiness and other certificates, which may be suspended or revoked for cause. The FAA also conducts safety audits and has the power to impose fines and other sanctions for violations of aviation safety and security regulations. Like other carriers, we are subject to inspections by the FAA in the normal course of business and on a routine basis.

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

Airport Security

The Aviation and Transportation Security Act (ATSA), enacted in November 2001, created the Transportation Security Administration (TSA), which is part of the Department of Homeland Security (DHS) and is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are now federal employees, and significant other elements of airline and airport security are now overseen and performed by federal employees, including security managers, law enforcement officers and federal air marshals. The ATSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and Border Protection and enhanced background checks. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement security service fee ($5.00 one-way maximum fee for multiple segments) which is being collected from passengers by the air carriers and submitted to the government. The TSA also has the authority to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines’ actual security costs for the year ended December 31, 2000. The TSA has announced that this fee structure will remain in place until further notice. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future. Most airports where we operate impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

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

Taxes

The airline industry is subject to various passenger, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel); while certain other of these taxes are pass though taxes (e.g., excise taxes on air transportation of passengers and cargo). The Bush Administration has proposed changing the current funding mechanism for the FAA air traffic control system and the airport improvement program, which involves the imposition of certain taxes and fees, by introducing a cost-based user fee to be collected from all users of the system, including additional fees charged to users of highly congested airports. The Administration also proposed that Congress authorize the FAA to borrow $5 billion to fund capital improvements necessary to upgrade the air traffic control system and reduce costly delays, which would require additional user fees between 2013 and 2017, and allow airports to increase their passenger facility charges from $4.50 to $6 per segment. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions will have a material effect on our costs or revenue.

Civil Reserve Air Fleet Program

The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program whereby we have agreed to make our Boeing 767 aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that lets the U.S. Department of Defense U.S. Transportation Command call on as many as four contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities.

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

Aircraft fuel costs constitute a significant portion of Hawaiian’s operating expenses, and our results are significantly impacted by changes in the cost of fuel. Fuel costs represented 27.3% and 24.6% of Hawaiian’s operating expenses for the years ended December 31, 2006 and 2005, respectively. Based on gallons expected to be consumed in 2007, for every one cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.3 million. Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the war and post-war unrest in Iraq, as well as OPEC production curtailments, a disruption of oil imports, other conflicts in the Middle East, increasing demand from China, India and other developing countries, environmental concerns, weather and other unpredictable events. For example, during the third quarter of 2005, Hurricanes Katrina and Rita caused widespread disruption to oil production, refinery operations and pipeline capacity along the U.S. Gulf Coast. As a result of these disruptions, the price of jet fuel increased significantly and the availability of jet fuel supplies was diminished. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

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

Our profitability and liquidity are sensitive to seasonal volatility primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination. Demand is typically stronger during June, July, August and December and considerably weaker at other times of the year. During weaker demand periods, we may utilize discounted fare pricing strategies to increase our traffic volume. Our results of operations generally reflect this seasonality, but are also impacted by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. Additionally, airlines generally require substantial liquidity to sustain continued operations under most conditions.

The concentration of our business in Hawaii, and between Hawaii and the western United States, provides little diversification of our revenue.

Most of our revenue is generated from air transportation between the islands of Hawaii and the western United States, or within the Hawaiian islands. Many of our competitors, particularly major network carriers with whom we compete in the transpacific business, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawaii, or to Hawaii from the western United States or the U.S. mainland in general, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively more adverse impact on our financial results.

Our business is increasingly impacted by competition from low cost carriers.

Until recent years, Hawaiian has been largely insulated from direct competition from low cost carriers or LCCs. Most LCCs have lacked the fleet and infrastructure necessary to provide long-haul trans-oceanic service. The Hawaii market has, however, in recent years, seen growing LCC competition from carriers such as ATA and US Airways. ATA offers service to Hawaii from a number of West Coast markets and enjoys a marketing and code sharing relationship with Southwest Airlines providing access to Southwest’s customer base and website. US Airways has positioned its business as a low cost carrier following its emergence from bankruptcy and combination with America West Airlines and commenced service to Hawaii at the end of 2005. Our interisland business also faces LCC competition following the entrance of go! (an operating division of Mesa Airlines) and the emergence of Aloha Airlines from bankruptcy in early 2006. We also face the threat of more LCC competition in the future. Furthermore, a more fundamental and immediate consequence for us of the proliferation of LCCs is the response from full service network carriers, which are meeting the competition from LCCs by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition is less severe. The result is that the network carriers have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Our competitors have reduced their operating costs, enabling them to compete successfully at lower fare levels.

In recent years, many of our competitors have dramatically reduced operating costs through a combination of operational restructuring, business simplification and vendor and labor negotiations. Several airlines, including United Airlines, Delta Air Lines, Northwest Airlines, US Airways, ATA and Aloha Airlines filed for bankruptcy protection since 2001, resulting in reduced labor costs, restructuring of debt and lease agreements and other financial improvements. Other carriers, including American Airlines and Continental Airlines, have also reduced operating costs outside of the bankruptcy process. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fares levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these airlines.

Our business is impacted by the competitive advantages held by network carriers in the transpacific market.

In the transpacific market, most of our competition comes from network carriers such as United Airlines, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and US Airways. Network carriers have a number of competitive advantages relative to Hawaiian that historically have enabled them to obtain higher fares or attract higher customer traffic levels than Hawaiian:

•       Network carriers generate passenger traffic from throughout the U.S. mainland. In contrast, Hawaiian lacks a comparable network to feed passengers to its transpacific flights and is therefore more reliant on passenger demand in the cities we serve.

•       Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to schedule approximately 12 flights a day, depending on seasonality, between San Francisco and the Hawaiian islands, which gives San Francisco residents wishing to travel to Hawaii a large number of United non-stop flight choices to Oahu, Maui, Kauai and the Big Island, while Hawaiian, without feed traffic, can offer only one flight per day. In contrast, Honolulu, the hub of our operations, does not originate much transpacific travel, nor does it have the city strength or potential customer franchise of a city such as Chicago or Dallas necessary to provide Hawaiian with a built-in market. Tickets to Hawaii are for the most part not sold in Honolulu, but rather on the mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

Capacity in the interisland market has increased dramatically, including the entry of a new competitor in 2006, and price discounts have escalated.

Since June 2006, capacity on our primary interisland routes (measured in the number of daily seats offered for sale) has increased dramatically. Mesa Airlines, through its operating division go!, entered the interisland business in June, with a schedule of approximately 60 daily flights offered as of February 2007. Also in March, Hawaiian expanded its schedule of interisland flights to remain competitive with go!’s schedule, particularly in the early morning and evenings. Aloha Airlines also expanded its schedule shortly thereafter. These capacity increases have been accompanied by significant downward pressure on interisland fare prices, including those charged by Hawaiian. In addition, in July 2007, the Superferry is expected to commence operations in Hawaii with daily interisland services between Oahu and Maui and Oahu and Kauai which will provide for transportation of passengers as well as vehicles.

The combination of increased capacity (seat availability) and price promotions as go! seeks to establish a customer following has resulted in a significant reduction in the revenue generated on our interisland routes since June 2006. We can offer no assurances that the competitive situation will change, or that we will be able to achieve cost reductions sufficient to offset the decline in revenue.

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

The market price for our common stock has been and may continue to be subject to significant price fluctuations. Price fluctuations could be in response to operating results, changes in the competitive activity in the markets we serve, changes in jet fuel prices, additional bankruptcy filings among airlines, increased government regulation and general market conditions. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may affect the price of our common stock.

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

We are increasingly dependent on technology to operate our business.

We depend heavily on computer systems and technology, such as flight operations systems, communications systems, airport systems and reservations systems to operate our business. Any substantial or repeated failures of our computer or communications systems could impact our customer service, compromise the security of customer information, result in the loss of important data, loss of revenue, and increased costs, and generally harm our business. Like all companies, our computer and communication systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power or equipment failures, terrorist attacks, equipment or software failures, computer viruses and hackers. Although we have implemented various technology security initiatives and taken measures in an effort to reduce the adverse effects of certain potential failures or disruption, there can be no assurance that these measures are adequate to prevent or remedy disruptions of our systems.

We are subject to various risks as a result of our fleet concentration in Boeing 717s.

Our interisland fleet consists entirely of Boeing 717 aircraft. In January 2005, Boeing Commercial Airplanes (Boeing) announced it would discontinue the production of that aircraft model in 2006. As a result, the availability of parts and maintenance support for Boeing 717 aircraft may become limited in future years. Additionally, we may experience increased costs in later years associated with parts acquisition for and/or maintenance support of this aircraft. Other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

We may experience delays in introducing our recently acquired Boeing 767-300 aircraft into revenue service.

We purchased four used Boeing 767-300 aircraft with the intention of introducing all four aircraft into service during 2006. However, due to unanticipated delays in obtaining FAA approval on our interior modifications, one aircraft was placed into service during September 2006 and one each in January and March 2007. We expect to have the remaining Boeing 767-300 aircraft available for revenue service by the end of the second quarter of 2007. However, due to possible further delays in the timely completion of the overhauls and modifications of the remaining aircraft, there are no assurances that the aircraft will be available by its revised scheduled induction.

As a result of the delays in operating these aircraft, we have incurred costs related to accommodating displaced passengers on other airlines and at costs exceeding the fares we collect for such canceled flights. Additionally, until the aircraft are in revenue service, there will be no direct incremental revenue to fund the fixed costs associated with our ownership and operation of these aircraft, including the wages and benefits for the additional flight crews and ground personnel we hired to accommodate the growth in our Boeing 767 aircraft fleet and the debt-service costs related to the increased debt we incurred in the first quarter of 2006 to help fund our acquisition of these aircraft. We have sold and are selling tickets for future travel on certain of our transpacific flights that are scheduled to be operated by the two remaining aircraft. Further delays to the availability of the aircraft and resultant cancellation of the flights they are scheduled to operate may result in further costs and lost incremental revenue.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

We have agreements with Alaska Airlines, US Airways, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Island Air, and certain other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business impacts our ability to conduct our business effectively.

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

•       Code sharing agreements.   We have code sharing agreements with Alaska Airlines, American Airlines, American Eagle, Continental Airlines, Harmony Airways, Island Air, Korean Air, Northwest Airlines and US Airways. We also participate in the frequent flyer programs of Alaska Airlines, American Airlines, American Eagle, Continental Airlines, Island Air, Northwest Airlines, US Airways, Virgin Atlantic Airways and Virgin Blue. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

•       Fuel agreements.   We have entered into a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2007. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to Hawaiian for whatever reason, our operations could be adversely affected.

•       Travel agency and wholesale agreements.   In 2006, passenger ticket sales from travel agencies and wholesalers constituted approximately 24% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer’s flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies and or wholesalers may have a material adverse effect on operations.

We are subject to various risks associated with our labor outsourcing initiatives.

In July 2006, we reached an agreement with one of our largest labor unions allowing the outsourcing of various clerical and back-office functions including our reservation call center and certain accounting and information technology positions. In exchange for our ability to consider outsourcing as a strategy to reduce future labor and benefit costs, we provided furlough protection to the affected employees and allowed the transfer to other positions at same or higher pay scales. Our future agreements with third-party providers, including overseas third-party providers, may materially fail to meet our service level and performance standards and commitments to our customers. The failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce our revenues and increase our expenses, or prevent us from operating our flights profitably and providing other services to our customers. In addition, our business and financial performance could be materially harmed if our customers believe that our services are unreliable or unsatisfactory. In addition, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house.

We are dependent on satisfactory labor relations.

Labor costs are a significant component of airline expenses and can substantially impact an airline’s results. Labor and related benefit costs represented approximately 25.8% and 27.7% of Hawaiian’s operating expenses for the years ended December 31, 2006 and 2005, respectively. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages or benefits in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, dispatchers and network engineers which are amendable in less than two years. We cannot assure you that future agreements with our employees’ unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain key executives, including our Chief Executive Officer.

We are dependent on our ability to attract and retain key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, with whom we entered into a three-year employment agreement on August 18, 2005. Competition for such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

Our substantial debt could adversely affect our financial condition.

As of December 31, 2006, we had substantial indebtedness, including $126.0 million of debt related to the acquisition in December 2006 of three previously leased Boeing 767-300ER aircraft, $55.0 million of the Term A Credit Facility scheduled to mature in December 2010, a $62.5 million Term B Credit Facility scheduled to mature in March 2011 and $23.0 million of notes payable to the Internal Revenue Service (IRS) that mature in June 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Certain of our financing agreements and our credit card processing agreement include financial covenants that impose substantial restrictions on our financial and business operations.

The terms of our Term A and Term B Credit Facilities with Wells Fargo Foothill, Inc. and Canyon Capital Advisors, LLC, respectively, restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. Moreover, these agreements contain covenants that require us to meet certain financial tests. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreement, our credit card processor holds back proceeds from advance ticket sales to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheet, totaled $53.7 million at December 31, 2006. Funds are subsequently made available to us as air travel is provided. The agreement also contains financial covenants which require, among other things, that we maintain a minimum amount of unrestricted cash and maintain certain levels of debt service coverage and operating income. Although we are currently in compliance with all of these covenants, failure to maintain compliance would result in our credit card processor being able to hold back additional proceeds from advance ticket sales, which would adversely affect our liquidity. Depending on our unrestricted cash balance at the time, the holdback of a significant amount of cash collateral could cause our unrestricted cash and short term investments balance to fall below the minimum balance requirement under our Term A Credit Facility, resulting in a default under that facility.

Our business has substantial financial and operating leverage.

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

Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.

Hawaiian sponsors three defined benefit pension plans. Although two of the plans were frozen effective October 1, 1993 and Hawaiian’s collective bargaining agreement with our pilots provides that benefit accruals for certain pilots will be frozen effective January 1, 2008, our unfunded pension obligation was $74.0 million as of December 31, 2006. Hawaiian made scheduled contributions of $10.9 million and $23.3 million for 2006 and 2005, respectively, and anticipates contributing $8.7 million to the defined benefit pension plans during 2007. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

Risks Relating to the Airline Industry

The continued threat of terrorist attacks may adversely impact our business.

Since the terrorist attacks of September 11, 2001, the airline industry has experienced profound changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats such as the August 2006 terrorist plot targeting multiple U.S. airlines), could further adversely impact us and the airline industry. Increased regulation governing carry-on baggage and passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, other world events and developments may further decrease demand for air travel, and could result in further increased costs for us and the airline industry. We are currently unable to estimate the impact of any future terrorist attacks. However, any future terrorist attacks could have a material adverse impact on our business, financial condition and results of operations, and on the airline industry in general.

The airline industry is highly competitive, and if we cannot successfully compete in the marketplace, our financial condition and results of operations will be adversely affected.

The airline industry is highly competitive, and many of our competitors are larger and have substantially greater financial resources than we do. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. In the past, competing airlines have reduced fares and increased capacity beyond market demand on routes served by us in order to maintain or generate additional revenue. Further fare reductions and capacity increases by competing airlines could force us to reduce fares or adjust our capacity to levels that may adversely affect our operations and profitability. Many of our competitors have larger customer bases, greater brand recognition and significantly greater financial and marketing resources than we do. Either aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely impact our financial resources and affect our ability to compete in these markets.

Vigorous price competition exists in the airline industry, with competitors frequently offering discounted fares and other promotions to stimulate traffic during weaker demand periods, generate cash flow or increase relative market share in selected markets. Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels are influenced by, among other things, the state of the global economy, domestic and international events, airline capacity and pricing actions taken by carriers. The September 11, 2001 terrorist attacks, turbulent international events (including the war and post-war unrest in Iraq), high fuel prices and extensive price discounting by carriers have resulted in significant losses for the airline industry. The introduction of broadly available, deeply discounted fares by a U.S. airline could result in lower yields for the entire industry and could have a material adverse effect on our operating results.

The airline industry is subject to extensive government regulation, and new regulations could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA’s regulations.

Many aspects of airlines’ operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities are not available. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect us.

Our operations may be adversely impacted by increased security measures mandated by regulatory authorities.

Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports significantly increased their rates and charges to air carriers, including us, and may do so again in the future. Additionally, since September 11, 2001, the DHS and the TSA and other agencies within the DHS have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. The DHS has announced greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded use of federal air marshals on flights (thus displacing revenue passengers), investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. The TSA has imposed additional measures affecting the contents of baggage that may be carried on an aircraft in response to the discovery in August 2006 of a terrorist plot targeting several U.S. airlines. The TSA and other security regulators may impose other measures as necessary to respond to future threats. A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of increasing the inconvenience of air transportation and thus decreasing traffic. Security measures imposed by the U.S. and foreign governments subsequent to September 11, 2001 have increased our costs, and additional measures taken in the future may result in similar adverse effects. We cannot provide assurance that additional security requirements or security-related fees enacted in the future will not adversely affect us.

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

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. This coverage has been extended by the FAA under the Homeland Security Act to September 30, 2007, after which time it is anticipated that the federal policy will be extended unless insurance for war-risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost. Although our overall hull and liability insurance costs have been reduced since the post-2001 increases, there can be no assurances that these reductions would be maintained in the event of future increases in the risk, or perceived risk, of air travel by the insurance industry, or a reduction of capital flows into the aviation insurance market.

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

Public health threats, such as avian influenza (the Bird Flu), Severe Acute Respiratory Syndrome (SARs) and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations and the worldwide demand for air travel. In 2003, there was an outbreak of SARS, which primarily had an adverse impact on our Pacific operations. If there were another outbreak of a disease (such as SARS or the Bird Flu) that adversely affects travel behavior, it could have a material adverse impact on our operations.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                PROPERTIES.

Aircraft

As of December 31, 2006, our operating fleet consisted of 14 Boeing 767-300ER and one Boeing 767-300 aircraft to service our transpacific, South Pacific and substantially all of our charter routes, and 11 Boeing 717-200 aircraft to service our interisland routes. The following table summarizes our total fleet as of December 31, 2006:

			Seating
			Capacity	Simple
			(Per	Average Age
Aircraft Type	Leased	Owned	Aircraft)	(In Years)
767-300ER	11	3	252-264	8
767-300(a)	—	4	264	20
717-200	11	—	123	6
Total	22	7

(a)           Three of the four Boeing 767-300 aircraft were not yet in service as of December 31, 2006.

See Note 7 to our consolidated financial statements for additional information regarding our aircraft lease agreements.

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

Hawaiian has signatory agreements with the Port of Portland and McCarran International Airport, and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento and Societe D’Equipment De Tahiti Et Des Iles (SETIL) for Faa’a International Airport in Papeete, French Polynesia. Hawaiian has a right of entry agreement with the Ted Stevens Anchorage International Airport. Hawaiian is a shareholder in LAX Two in Los Angeles. Hawaiian has ground handling agreements which include office space leases with Delta Air Lines in Portland, Oregon, San Francisco and Sacramento, California; American Airlines in San Jose, California; United Airlines in Anchorage, Alaska; and Penauille Servisair in Las Vegas, Nevada. Hawaiian has a License Agreement with Jet Blue Airlines in San Diego, California and Phoenix, Arizona, for the use of ticket counter space and other operational areas. Hawaiian has lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. Hawaiian also has agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California and Fairbanks International Airport in Alaska.

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

Our corporate headquarters are located in leased premises adjacent to the Honolulu International Airport. The lease for this space expires in November 2016. In January 2006, Hawaiian terminated two ticket office leases in Hawaii, one on the island of Oahu and one on the island of Hawaii. In January 2007, we closed our Tokyo sales office. We also lease sales as well as cargo sales offices in San Francisco, Seattle, Los Angeles, Papeete and Tokyo. The leases for these offices expire during 2009.

ITEM 3.                LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleges that Mesa misused confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Anti-Trust Act, intentional interference with prospective economic advantage and unfair trade practices. Hawaiian filed a motion to dismiss the counterclaim in its entirety, and at a hearing held on May 19, 2006, the Bankruptcy Court dismissed the two state law causes of action but not the antitrust action. Hawaiian subsequently filed a motion for summary judgment to dismiss the remaining antitrust action, and at a hearing on December 8, 2006, and by order (as amended) entered on March 5, 2007, the Bankruptcy Court granted the motion for summary judgment and dismissed that remaining counterclaim. On June 28, 2006, we filed a motion for a preliminary injunction, requesting that the Bankruptcy Court enjoin Mesa for a period of one year from selling or issuing tickets in the interisland market. Following a hearing on September 15, 2006, the Bankruptcy Court issued a decision on October 5, 2006, denying the motion for preliminary injunction. On August 14, 2006, we filed a motion to amend our complaint to add as a defendant the former aviation consultant (Consultant) for Hawaiian Holdings that was retained by Mesa in April 2005 to evaluate the

Hawaii interisland market. At a hearing held on September 15, 2006, the Bankruptcy Court granted a motion to amend our complaint to add Consultant as a defendant. Mesa and Consultant have since been served with the amended complaint and have filed answers. Trial was scheduled to commence on April 2, 2007. Consultant subsequently filed a motion to postpone the trial date for a period of five months to allow for an opportunity for discovery. That motion was granted by the court and trial has been rescheduled to September 25, 2007.

American Samoa

On July 26, 2006, the Governor of the United States Territory of American Samoa, Togiola Tulafono, issued Executive Order 005-2006 (the Executive Order) regarding Hawaiian’s service to American Samoa. The Executive Order stated that within 90 days of its issuance the government of American Samoa would identify a new air carrier to provide essential air service to American Samoa and would ban Hawaiian from clearing into or out of the territory. On August 11, 2006, Hawaiian filed a Request for Declaratory Ruling from the DOT, seeking a declaration that the Executive Order is preempted by federal law. The public comment period ended on October 31, 2006, with more than 100 comments filed, including a comment by Governor Tulafono. Hawaiian filed a reply to Governor Tulafono’s public comments on November 3, 2006. At this time, the parties await a ruling by the DOT. Governor Tulafono has taken no further actions to implement the Executive Order.

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

Chapter 11 Case

On March 23, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). On June 2, 2005, Hawaiian’s plan of reorganization became effective, and Holdings reacquired control of Hawaiian by a transaction accounted for as a business combination. Certain aspects of Hawaiian’s bankruptcy case and reorganization, and Holdings’ reacquisition of Hawaiian are summarized under Item 1. “Business—Consummation of Hawaiian’s Joint Plan of Reorganization.”

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the last quarter of its fiscal year ended December 31, 2006.

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

	High	Low
2006
First Quarter	$5.90	$3.50
Second Quarter	5.50	2.87
Third Quarter	4.75	2.73
Fourth Quarter	5.40	3.75
2005
First Quarter	$7.30	$5.90
Second Quarter	6.83	3.80
Third Quarter	4.74	2.23
Fourth Quarter	4.38	2.42

Holders

There were 1,003 shareholders of record of our common stock as of February 28, 2007, which does not reflect those shares held beneficially or those shares held in “street” name. On February 28, 2007, the closing price reported on the Amex for our common stock was $4.64 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

We paid no dividends in 2005 or 2006. Restrictions contained in our Term A and Term B Credit Facility financing agreements (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”) and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock.

The Transportation Act prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not “citizens of the U.S.” As of December 31, 2006, we believe we are in compliance with the Transportation Act as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2001 to December 31, 2006. The comparison assumes $100 was invested on December 31, 2001 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Hawaiian Holdings Common Stock	$100	$51	$75	$171	$100	$123
S&P 500 Index	100	78	100	111	117	135
AMEX Airline Index(1)	100	44	70	68	62	66

(1)          As of December 31, 2006, the AMEX Airline Index consisted of AirTran Holdings Inc., Alaska Air Group Inc., AMR Corporation, Continental Airlines, Inc., ExpressJet Holdings Inc., Frontier Airlines Holdings Inc., JetBlue Airways Corporation,  Mesa Air Group Inc., Sky West Inc., Southwest Airlines Co. and UAL Corporation.

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

Equity Compensation Plan Information

The following table provides the specified information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,914,384	$4.21	4,259,616
Equity compensation plans not approved by security holders	none	—	none
Total	2,914,384	$4.21	4,259,616

(1)          Table does not include 1.5 million shares of our common stock, of which 274,700 shares and 608,100 shares were distributed to Hawaiian’s employees pursuant to the Hawaiian Airlines, Inc. Stock Bonus Plan in February 2006 and May 2006, respectively. The remaining 617,200 shares will be distributed in May 2007.

Hawaiian Airlines, Inc. Stock Bonus Plan

On June 2, 2005, we adopted the Hawaiian Airlines, Inc. Stock Bonus Plan, under which 1.5 million shares of our Common Stock were to be granted to certain Hawaiian employees as compensation for services previously rendered and to be rendered through December 31, 2006. On February 15, 2006 and May 1, 2006, 274,700 and 608,100 of the shares, respectively were distributed to Hawaiian’s employees, which shares had a fair value of approximately $1.6 million and $2.4 million, respectively, based on the closing market price per share on June 2, 2005. The remaining 617,200 shares are expected to be distributed to Hawaiian’s employees in May 2007, based upon the employee’s pro rata share of W-2 wages for the year ended December 31, 2006.

ITEM 6.                SELECTED FINANCIAL DATA.

The Selected Financial Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2006	2005(a)	2004(b)	2003(c)	2002
	(in thousands, except per share data)
Summary of Operations:
Operating revenue(d)	$888,047	$508,767	$—	$157,643	$633,973
Operating expenses(d)(e)	884,877	506,737	7,266	172,736	690,052
Operating income (loss)(e)	3,170	2,030	(7,266)	(15,093)	(56,079)
Net loss(e)(f)	(40,547)	(12,366)	(7,262)	(16,998)	(58,275)
Net Loss Per Common Stock Share:
Basic	$(0.86)	$(0.31)	$(0.24)	$(0.60)	$(1.88)
Diluted	(0.86)	(0.31)	(0.24)	(0.60)	(1.88)
Weighted Average Number of
Common Stock Shares Outstanding:
Basic	47,153	39,250	29,651	28,435	31,024
Diluted	47,153	39,250	29,651	28,435	31,024
Common Shares Outstanding at End of Year	46,584	45,349	30,751	28,459	28,350
Balance Sheet Items:
Total assets	$819,953	$666,520	$2,844	$862	$256,166
Property and equipment, net	272,614	51,277	—	—	45,685
Long-term debt and capital lease obligations, excluding current maturities	238,381	77,576	—	—	3,241
Shareholders’ equity (deficiency)	83,637	48,067	(61,292)	(63,731)	(142,610)

(a)          Includes the deconsolidated results of Holdings for the period January 1, 2005 through June 1, 2005, and the consolidated results of Holdings and Hawaiian for the period June 2, 2005 through December 31, 2005.

(b)          Includes only the deconsolidated results of Holdings for the year ended December 31, 2004.

(c)           Includes the consolidated results of Holdings and Hawaiian for the period January 1, 2003 through March 31, 2003, and the deconsolidated results of Holdings for the period April 1, 2003 through December 31, 2003.

(d)          For 2002, overall operating revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(e)           For 2002, operating expenses included an $8.7 million restructuring charge related to the accelerated retirement of DC-10 aircraft and the sale of DC-9 aircraft and parts.

(f)             For 2005 and 2006, losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements were $4.2 million and $34.8 million, respectively.

Hawaiian Airlines, Inc.
Selected Financial Data

	Period
	January 1, 2005
	through	Year ended December 31,
	June 1, 2005	2004	2003	2002
	(in thousands)
Summary of Operations:
Operating revenue(a)(b)	$321,150	$769,294	$708,799	$633,973
Operating expenses(a)(b)	309,080	698,211	631,321	689,222
Operating income (loss)	12,070	71,083	77,478	(55,249)
Net loss	(2,706)	(75,440)	(49,513)	(57,445)
Balance Sheet Items:
Total assets	$372,980	$334,205	$328,371	$256,996
Property and equipment, net	59,844	51,539	45,991	45,685
Long-term debt and capital lease obligations, excluding current maturities	25,295	33	—	3,241
Shareholders’ deficiency	(321,739)	(293,108)	(209,231)	(141,780)

(a)          For 2002, overall operating revenue and expenses were significantly unfavorably impacted by the events of September 11, 2001.

(b)          For 2003, operating expenses included a $17.5 million special credit for financial assistance received from the federal government under the Emergency Wartime Supplemental Appropriations Act for reimbursement of airline security fees. For 2002, operating expenses included an $8.7 million restructuring charge related to the accelerated retirement of DC-10 aircraft and the sale of DC-9 aircraft and parts.

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

Overview

We are a holding company incorporated in the State of Delaware. Our primary asset is our sole ownership of all issued and outstanding shares of common stock of Hawaiian. Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian became a Delaware corporation and our direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005 as described in greater detail in Note 2 to our financial statements included in this Annual Report on Form 10-K.

Hawaiian is primarily engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers during 2006, Hawaiian was the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. At December 31, 2006, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft for its interisland routes and 15 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes. Additionally, three used Boeing 767-300 aircraft that Hawaiian purchased in the first quarter of 2006 were in the process of being overhauled and modified as of December 31, 2006. Based in Honolulu, Hawaiian had 3,454 active employees as of December 31, 2006.

Although 2006 passenger revenue increased from 2005 to 2006 as a result of increased traffic and increased yields, many factors continue to threaten our current yields and growth strategies. In the transpacific market, Hawaiian has in the past been largely insulated from direct competition from low cost carriers or LCCs. Most LCCs have lacked the fleet and infrastructure necessary to provide long-haul trans-oceanic service. The Hawaii market has, however, in recent years, seen growing LCC competition from carriers such as ATA and US Airways. ATA offers service to Hawaii from a number of West Coast markets and enjoys a marketing and code sharing relationship with Southwest Airlines providing access to Southwest’s customer base and website. US Airways has positioned its business as a low cost carrier following its emergence from bankruptcy and combination with America West Airlines and commenced service to Hawaii at the end of 2005. We also face the threat of more LCC competition in the future. Furthermore, a more fundamental and immediate consequence for us of the proliferation of LCCs is the response from network carriers, who are meeting the competition from LCCs by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition is less severe. The result is that the network carriers have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the transpacific market, a decline in our transpacific yields, or both, which could have a material adverse effect on our results of operations and financial condition.

In response to the strong customer demand for our services, during 2006 we increased capacity to certain of the U.S. West Coast cities we presently serve and will continue to increase capacity in 2007. This expansion began in September 2006 with the entry into service of the first of the four Boeing 767-300 aircraft we acquired in the first quarter of 2006. The second and third aircraft were placed into service in January and March 2007, respectively, and the remaining aircraft is expected to be in service by May 2007. We believe that the combination of our increased schedule, our competitive fares and superior customer service will enable us to continue to be an effective competitor in the transpacific market. However, there are no assurances that potential downward pressures on our yields and load factors in the transpacific market due to either weakness in the overall economy and consumer spending and/or capacity increases by Hawaiian and/or its competitors will not negatively and materially impact our future revenue in that market.

In the interisland market, we currently face competition principally from three other airlines, Aloha Airlines (which was recapitalized upon its emergence from bankruptcy in February 2006), Mesa Airlines (Mesa) which operates under the brand name go!, and Island Air. On June 9, 2006, go! began interisland service and by February 28, 2007, go! was operating approximately 60 daily flights in this market. Additionally, Mesa has indicated in recent public comments its intention to increase capacity in the interisland market during 2007. Mesa’s entry into the interisland market initiated significant fare discounting, which was the primary reason for a $2.6 million decrease in passenger revenue in our interisland market for the year ended December 31, 2006 compared to the same period in 2005. The additional interisland capacity provided by Mesa Airlines together with the improved competitive position of the recapitalized Aloha Airlines have had a significant negative impact on our interisland yields and ultimately our financial condition. We cannot reasonably predict the long-term effects on our results of operations and financial condition from Mesa’s continued presence and possible expansion in the interisland market, and/or from any other potential actions by our other interisland competitors.

In order to effectively compete in the markets that we serve, we are committed to managing down our controllable costs. During 2006, we initiated a top-to-bottom review of a variety of third party spending categories, including the areas of ground handling, catering and insurance. We expect annual future savings of approximately $6.5 million from these areas specifically. During the summer of 2006, we signed a Letter of Agreement with the IAM which allows us to outsource reservations, accounting and certain other back office functions in return for job protection to the employees in those areas. During early 2007, we selected vendors for the areas of reservations and accounting and have offered voluntary separation packages to those employees whose positions will be affected in those areas. However, there continue to be certain costs that are more difficult to mitigate. Due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction into our fleet of the four used Boeing 767-300 acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services, we expect growing costs in the area of maintenance of our aircraft in future years, including 2007. Furthermore, although fuel prices have declined from record highs during 2006, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations.

Prior to the commencement of Hawaiian’s bankruptcy proceeding in March 2003, we consolidated Hawaiian. Following Hawaiian’s bankruptcy filing, effective April 1, 2003, we deconsolidated Hawaiian and prospectively accounted for our ownership interest in Hawaiian using the cost method of accounting. Our results of operations, therefore, do not include Hawaiian’s operating results during the period from April 1, 2003 through June 1, 2005. During the period April 1, 2003 through June 1, 2005, we generated no operating revenue, and our operating expenses consisted almost entirely of legal and professional fees related to Hawaiian’s Chapter 11 case, other legal and accounting fees, and other corporate expenses. Those expenses were $7.3 million for the year ended December 31, 2004 and $3.0 million for the period January 1, 2005 through June 1, 2005, prior to the reacquisition of Hawaiian. On June 2, 2005, the effective date of Hawaiian’s joint plan of reorganization, we reconsolidated Hawaiian for financial reporting purposes. Hawaiian’s emergence from bankruptcy has been accounted for as a business combination (the acquisition of Hawaiian by us), with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in our consolidated results of operations from June 2, 2005. However, given the significance of Hawaiian’s results of operations to our future results of operations and financial condition, as well as the extremely limited nature of our operations during the periods we deconsolidated Hawaiian, our historical results of operations and those of Hawaiian have been combined for the periods we did not consolidate Hawaiian and are discussed below with our consolidated results of operations for the periods we consolidated Hawaiian in order to provide a more informative comparison of results for those periods.

Results of Operations

We incurred a net loss of $40.5 million ($0.86 per basic and diluted common stock share) on operating income of $3.2 million for the year ended December 31, 2006. Our results of operations were significantly and adversely affected by increases in our cost of jet fuel, maintenance materials and repairs and by nonoperating charges we incurred in connection with the redemption, extinguishment, modification and prepayment of certain long-term debt we issued in June 2005 to help fund Hawaiian’s joint plan of reorganization and lease agreements on our certain of our aircraft and spare engine leases. The cost of jet fuel is the single largest component of our operating expenses representing approximately 27.3% (or $241.7 million) of our total operating expenses for the year ended December 31, 2006. In addition, the cost of maintenance, materials and repairs increased by $12.3 million from 2005 to 2006 due to the aging and increased utilization of our fleet as well as the expansion of our fleet in 2006. During the year ended December 31, 2006, we incurred nonoperating charges of $34.8 million related to our redemption in April 2006 of the Notes we issued in June 2005, the extinguishment and modification in March 2006 of the two secured credit facilities Hawaiian entered into in June 2005, a prepayment in July 2006 under one of the credit facilities amended in March 2006 and the write-off of lease-related intangible assets and unfavorable lease liabilities on aircraft and spare engine leases upon termination and modification of the leases in December 2006. Additionally, our pretax loss was negatively impacted by amortization and other continuing effects associated with recording Hawaiian’s assets and liabilities at their fair values upon our reacquisition of Hawaiian on June 2, 2005.

Despite increased competition in all of our markets, and particularly in our interisland and transpacific markets, our system-wide yield for the year ended December 31, 2006 increased to 11.65 cents from 11.32 cents for the year ended December 31, 2005. Passenger load factor, however, for the year ended December 31, 2006 decreased to 86.4% compared to 87.6% for 2005. Capacity increased by 326.4 million available seat miles flown (4.2%) for the year ended December 31, 2006 compared to 2005.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Combined Statements of Operations

	Year ended December 31,
	2006(*)	2005(**)	2004(**)
	(in thousands)
Operating Revenue:
Passenger	$796,821	$747,957	$699,497
Cargo	32,181	31,022	30,579
Charter	9,486	11,931	7,280
Other	49,559	42,689	31,938
Total	888,047	833,599	769,294
Operating Expenses:
Aircraft fuel, including taxes and oil	241,660	201,212	135,946
Wages and benefits	228,010	227,117	227,332
Aircraft rent	109,592	107,260	106,090
Maintenance materials and repairs	69,606	57,342	49,246
Aircraft and passenger servicing	52,655	48,283	41,960
Commissions and other selling	48,575	52,460	45,287
Depreciation and amortization	28,865	19,705	8,122
Other rentals and landing fees	25,720	23,819	23,984
Other	80,194	82,301	67,510
Total	884,877	819,499	705,477
Operating Income	3,170	14,100	63,817
Nonoperating Income (Expense):
Reorganization items, net	—	887	(129,520)
Interest and amortization of debt discounts and issuance costs	(17,476)	(9,495)	(1,030)
Losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements	(34,798)	(4,214)	—
Interest income	11,338	4,658	4
Capitalized interest	3,769	—	—
Other, net	(7,013)	20,404	843
Total	(44,180)	12,240	(129,703)
Income (Loss) Before Income Taxes	(41,010)	26,340	(65,886)
Income tax expense (benefit)	(463)	41,412	16,816
Net Loss	$(40,547)	$(15,072)	$(82,702)

(*)          Consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

(**)   Combined results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Selected Combined Statistical Data (unaudited)

	Year ended December 31,
	2006		2005		2004
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	6,156		5,781		5,580
Revenue passenger miles (RPM)	6,838,852		6,607,210		6,134,248
Available seat miles (ASM)	7,915,874		7,539,946		7,150,652
Passenger load factor (RPM / ASM)	86.4%		87.6%		85.8%
Passenger revenue per RPM (Yield)	11.65	¢	11.32	¢	11.40	¢
Charter Operations:
Revenue block hours operated (actual)	1,191		1,574		937
Revenue per revenue block hour	$8.0		$7.6		$7.8
Cargo Operations:
Revenue ton miles (RTM)	72,716		83,973		85,983
Revenue per RTM	37.58	¢	31.86	¢	31.20	¢
Total Operations:
Operating revenue per ASM	11.02	¢	10.78	¢	10.59	¢
Operating cost per ASM	10.98	¢	10.59	¢	9.71	¢
Revenue passengers flown	6,203		5,840		5,615
Revenue block hours operated (actual)	85,933		81,162		77,264
RPM	6,964,991		6,767,692		6,226,477
ASM	8,062,121		7,735,768		7,264,811
Breakeven load factor(a)	89.1%		87.1%		94.4%
Gallons of jet fuel consumed	114,236		111,220		104,911
Average cost per gallon of jet fuel (actual)(b)	$2.12		$1.81		$1.30

(a)           The scheduled passenger load factor required at the current yield to breakeven with operating expenses (or Operating cost per ASM divided by the Yield).

(b)          Includes applicable taxes and fees.

Holdings’ reacquisition of Hawaiian on June 2, 2005 was accounted for as a business combination, and the assets and liabilities of Hawaiian were recorded at fair value as of that date. The changes in the book values of Hawaiian’s assets and liabilities as of June 2, 2005 affected consolidated income (loss) before income taxes for the year ended December 31, 2006 and the period from June 2, 2005 through December 31, 2005, most significantly through an increase in depreciation and amortization of $17.4 million and $10.1 million, respectively. For the purposes of the following discussion, the term “the combined entity” refers to the combined results of operations of Holdings and Hawaiian. As used in the context of this narrative, “Holdings” and “Hawaiian” refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities

Year ended December 31, 2006 Compared to Year ended December 31, 2005

On a consolidated basis, we incurred a net loss of $40.5 million and had operating income of $3.2 million for the year ended December 31, 2006, compared to a net loss of $15.1 million and operating income of $14.1 million for the combined entity for the year ended December 31, 2005. Operating income decreased by $10.9 million in 2006, or 77.5%, compared to 2005 due primarily to increases in fuel, maintenance, depreciation and amortization, and aircraft and passenger servicing expenses. The net loss incurred in 2006 increased by $25.5 million compared to the net loss of $15.1 million in 2005 principally due to $35.7 million of special charges incurred in 2006 related to the redemption, prepayment, extinguishment and modification of various long-term instruments and the aircraft purchase and lease amendment transactions executed in December 2006. Of the $35.7 million, $0.9 million represents operating expenses, with the remainder reflected in nonoperating expense. Special charges in 2005 totaled $4.2 million related to the redemption of debt. Other significant differences between income and expense items for the years ended December 31, 2006 and 2005 are discussed below.

Operating Revenue.   Operating revenue was $888.0 million for the year ended December 31, 2006, a 6.5% increase over operating revenue of $833.6 million for the combined entity in 2005. Significant year-over-year changes leading to the increase in 2006 operating revenue are discussed below.

Scheduled passenger revenue was $796.8 million in 2006 compared to scheduled passenger revenue of $748.0 million in 2005. This $48.9 million or 6.5% increase in scheduled passenger revenue was principally due to improvements in the yields of our transpacific and South Pacific markets and traffic in our transpacific and interisland markets, which more than offset a decline in the yields in our interisland market brought about by the entry of go! into that market in June 2006 and the resultant fare discounting that occurred during subsequent months.

	Change in
	scheduled
	passenger	Change in	Change in	Change in
	revenue	Yield	RPM	ASM
	(millions)
Transpacific	$47.8	5.6%	4.2%	6.2%
South Pacific	3.8	11.8	(8.8)	(8.7)
Interisland	(2.7)	(9.7)	9.4	10.0
Total scheduled	$48.9	2.9%	3.5%	5.0%

Other operating revenue was $91.2 million for the year ended December 31, 2006, and $85.6 million for the comparable period in 2005. The $5.6 million, or 6.5%, increase in other operating revenue was due primarily to increases in ticket change fees, ground handling services provided to other airlines, and commissions and fees earned under certain joint marketing agreements with other companies.

Operating Expenses.   Operating expenses were $884.9 million for the year ended December 31, 2006, a $65.4 million increase from operating expenses of $819.5 million in 2005. The net increase in operating expenses in 2006 was due primarily to increases in aircraft fuel and maintenance, depreciation and amortization and aircraft and passenger servicing expenses.

	Year ended December 31, 2006	Change from Year ended December 31, 2005	Percent change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$241,660	$40,448	20.1%	(a)
Wages and benefits	228,010	893	0.4
Aircraft rent	109,592	2,332	2.2	(b)
Maintenance materials and repairs	69,606	12,264	21.4	(c)
Aircraft and passenger servicing	52,655	4,372	9.1	(d)
Commissions and other selling expenses	48,575	(3,885)	(7.4)	(e)
Depreciation and amortization	28,865	9,160	46.5	(f)
Other rentals and landing fees	25,720	1,901	8.0	(g)
Other	80,194	(2,107)	(2.6)	(h)
Total	$884,877	$65,378	8.0%

(a)          The increase in aircraft fuel expense was primarily due to a 17.1% increase in the cost of jet fuel to an average of $2.12 per gallon in 2006 compared to an average of $1.81 per gallon in 2005. The average cost of jet fuel in 2006 and 2005 includes hedging losses of $0.9 million and $2.2 million, respectively, and fuel related taxes. Fuel consumption increased by less than 3.0% during the year ended December 31, 2006 even though we flew 4.2% more ASM’s and operated 5.9% more revenue block hours compared to 2005. These efficiency improvements were due mostly to fuel conservation programs we initiated in 2006. Our jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of fuel hedge gains or losses for the designated period. As a result of the designation of jet fuel forward contracts during 2005 for consumption in 2006 at times when spot prices were generally higher than the settlement price of the contracts, our reported fuel expense during 2006 does not reflect the actual economic benefit of the forward contracts or the cash savings achieved by Hawaiian.

As illustrated below, Hawaiian’s average fuel expense per gallon for the year ended December 31, 2006 was $2.12, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon
	Average	Aggregate
		(millions)
Spot Price (including delivery)	$2.01	$229.9
Taxes	0.10	10.8
Hedge Impact	0.01	0.9
Fuel Expense	$2.12	$241.6

Although the hedge impact on our jet fuel expense resulted in a reduction in operating income for the year ended December 31, 2006, the settlement of the associated fuel forward contracts resulted in cash savings by Hawaiian of $7.2 million. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)          The increase in aircraft rent expense is mainly due to the amortization of an intangible asset related to favorable aircraft leases recorded upon Hawaiian’s emergence from of bankruptcy. The increase in the monthly rental expense recognized after emergence resulted in a year over year increase of $1.4 million. Additionally, $0.9 million was expensed in 2006 related to maintenance deposits which we determined were not probable of being recovered through future maintenance. See Note 3 to our consolidated financial statements and Critical Accounting Policies for a discussion of our accounting for maintenance deposits.

(c)           The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units), and to increases in the number of Boeing 767 airframe and Boeing 717 landing gear overhauls performed during 2006 compared to 2005. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization for our aircraft (approximately 5.9% more block hours were operated in 2006 compared to 2005). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction into our fleet of the four used Boeing 767-300 acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in Note 3 to our consolidated financial statements and Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $32.5 million ($28.1 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2006. The estimated maintenance reserve deposits to be paid to lessors and the estimated amounts to be reimbursed and charged to expense upon performance of the related maintenance, based on currently scheduled maintenance, are set forth in the following table (in thousands):

	2007	2008	2009	2010	2011
Deposits	$7,000	$6,174	$6,150	$5,668	$5,289
Reimbursements	7,986	152	6,965	5,505	1,187

These estimates are subject to significant variation, including, among others, the actual cost to complete the maintenance, timing and extent of the maintenance, aircraft cycles impacting the timing, and the imposition of potential new maintenance requirements.

(d)          The increase in aircraft and passenger servicing expense was due to an increase of $2.9 million in passenger inconvenience expense. This is primarily due to the issuances of transportation credit orders and vouchers for meals and hotels incurred during the fourth quarter of 2006 as a result of the delay in placing the remaining three of the four purchased Boeing 767 aircraft into service during the fourth quarter of 2006 as initially scheduled.

(e)           The decrease in commissions and other selling expenses was primarily due to a decrease in our frequent flyer liability due to a decrease in the incremental cost per mile. This decrease was partially offset by an increase in sales commissions and credit card fees related to increased sales. In an effort to minimize commission expense in the future, we plan to continue efforts to increase passenger sales through our own reservations agents and website and other Internet channels.

(f)             The increase in depreciation and amortization expense is primarily attributable to the amortization of certain intangible assets recorded upon the reacquisition of Hawaiian by Holdings at June 2, 2005. Future depreciation expense will increase due to the purchase of three previously-leased Boeing 767-300ER aircraft from AWMS I, an affiliate of AWAS (formerly Ansett Aviation Services, Inc. and, along with its affiliates, including AWMS I, collectively referred to herein as “AWAS”) in late December 2006 and the placement into service in early 2007 of three additional Boeing 767-300 aircraft purchased in 2006. The three Boeing 767-300 aircraft purchased from AWAS were previously leased and therefore, future aircraft rent expense will decrease.

(g)           The increase in other rentals and landing fees expense was due to a change in our third-party agreement for our ground handling services at the Seattle-Tacoma International Airport in Seattle, Washington for which, effective October 2006, we pay the gate and lobby rental charges separate from our ground handling agreement. This increase is offset by a decrease in ground handling fees related to this change. In addition, there was an increase in landing fees due to an 8% increase in the number of flights, and an increase in rent expense due to increased maintenance and operations fees associated with the Los Angeles Airport Terminal.

(h)          The decrease in other operating expense was due primarily to a decrease in professional fees relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and Hawaiian’s reorganization, as well as a decrease in our hull and liability insurance. Those decreases were partially offset by increases in professional fees relating to our sourcing and outsourcing initiatives.

Nonoperating Income and Expense.   Net nonoperating expense was $44.2 million for the year ended December 31, 2006, compared to net nonoperating income of $12.2 million for the same period in 2005. The year ended December 31, 2006 included $34.8 million of special charges related to the redemption, prepayment, extinguishment and modification of various long-term instruments and the aircraft purchase and lease amendment transactions executed in December, $17.5 million of interest expense and amortization of debt discounts and issuance costs, and a $7.3 million loss related to the portion of the change in fair value of Hawaiian’s jet fuel forward contracts excluded from hedge effectiveness, offset by interest income of $11.3 million and $3.8 million of capitalized interest. The year ended December 31, 2005 included realized and unrealized gains of $19.2 million related to jet fuel forward contracts that did not qualify for hedge accounting, a $2.5 million gain related to the portion of the change in fair value of Hawaiian’s jet fuel forward contracts excluded from hedge effectiveness, and interest income of $4.7 million, offset by interest expense of $9.5 million due primarily to the indebtedness incurred to fund the Joint Plan and a special charge of $4.2 million on the repurchase of $7.7 million of the Notes.

Income Tax Expense.   On a consolidated basis, the Company recorded an income tax benefit of $0.5 million for the year ended December 31, 2006, a $41.9 million, or 101.1%, decrease from combined income tax expense of $41.4 million for the comparable period in 2005. The unusual effective rate for the year ended December 31, 2006 was primarily due to the non-deductibility of certain expenses we incurred in connection with the redemption of the remainder of the Notes in April 2006. The tax provision and unusual effective tax rate we experienced in 2005 were due to a significant increase in book-tax timing differences, which resulted in higher taxable income on the Company’s tax returns, while the offsetting deferred tax asset (representing the value of the future tax deduction when the timing differences “turn” and are recognized in our tax returns) must be fully offset by a valuation allowance given our history of operating losses and Hawaiian’s recent bankruptcy. The impact of these book-tax timing differences was dramatically increased by the application of purchase accounting upon Hawaiian’s emergence from bankruptcy on June 2, 2005, which resulted in fair value adjustments to the book basis of Hawaiian’s assets and liabilities, but had no impact on the corresponding tax basis in those assets and liabilities. Furthermore, while the consummation of the Joint Plan triggered significant tax deductions related to the payment of the lease deficiency claims of Hawaiian, the benefit of those deductions was recorded as a reduction to goodwill, not the provision for income taxes, because the deductions related to transactions originally occurring prior to the point at which Hawaiian was consolidated by the Company. We expect these book-tax timing differences to have a negative impact on our effective tax rate for 2007 as well.

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

Operating Revenue.   Operating revenue was $833.6 million for the year ended December 31, 2005, an 8.4% increase over operating revenue of $769.3 million in 2004. The application of purchase accounting upon the reacquisition of Hawaiian by Holdings on June 2, 2005 resulted in a non-cash decrease of approximately $9.7 million in operating revenue in 2005. Other significant year-over-year changes leading to the increase in 2005 operating revenue are discussed below.

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

Other operating revenue was $85.6 million for the year ended December 31, 2005, and $69.8 million for the comparable period in 2004. The $15.8 million or 22.7% increase in other operating revenue was due primarily to increases of $4.7 million in charter revenue, due in turn to a 68.0% increase in charter revenue block hours operated, and $10.8 million in other operating revenue due primarily to increases in ground handling services provided to other airlines, ticket change fees, and commissions and fees earned under certain joint marketing agreements with other companies.

Operating Expenses.   Operating expenses were $819.5 million for the year ended December 31, 2005, a $114.0 million increase from operating expenses of $705.5 million for the prior year. The net increase in operating expenses in 2005 was due primarily to increases in aircraft fuel and maintenance, depreciation and amortization and other operating expenses. As discussed above, the application of purchase accounting upon the reacquisition of Hawaiian by Holdings on June 2, 2005 resulted in an increase of approximately $5.7 million in non-cash operating expenses in 2005.

	Year ended December 31, 2005	Change from Year ended December 31, 2004	Percent change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$201,212	$65,266	48.0%	(a)
Wages and benefits	227,117	(215)	(0.1)	(b)
Aircraft rent	107,260	1,170	1.1
Maintenance materials and repairs	57,342	8,096	16.4	(c)
Aircraft and passenger servicing	48,283	6,323	15.1	(d)
Commissions and other selling expenses	52,460	7,173	15.8	(e)
Depreciation and amortization	19,705	11,583	142.6	(f)
Other rentals and landing fees	23,819	(165)	(0.7)
Other	82,301	14,791	21.9	(g)
Total	$819,499	$114,022	16.2%

(a)          The increase in fuel expense was due mostly to a 39.2% increase to an average of $1.81 per gallon for the cost of jet fuel in 2005 compared to an average of $1.30 per gallon for jet fuel in 2004. The average cost of jet fuel in 2005 and 2004 includes hedging losses of $4.2 million and gains of $2.1 million, respectively, and fuel related taxes. Additionally, overall increases in flight operations in 2005 (particularly in the long-haul transpacific and South Pacific markets) led to an approximate 6.0% increase in fuel consumed in 2005 compared to the prior year.

(b)          The increase in wages and benefits for 2005 was due primarily to $4.0 million of compensation expense associated with 887,350 shares of Holdings common stock granted, or to be granted, to Hawaiian’s employees under the Hawaiian Airlines, Inc. Stock Bonus Plan for services provided through December 31, 2005. Expenses related to employee benefits decreased by $5.2 million in 2005 compared to 2004 due primarily to revaluations of Hawaiian’s pension and postretirement benefits obligations at June 2, 2005. Other net increases in salaries and wages, principally for Hawaiian’s AFA employees, contributed to the overall net increase in wages and benefits expense in 2005 compared to 2004. Hawaiian currently has contracts with its three largest organized labor groups, ALPA, AFA and IAM, through June 30, 2007, November 1, 2007 and March 31, 2008, respectively, when these contracts next become amendable.

(c)           The increase in maintenance materials and repairs expense was due primarily to increased expenses incurred for the major airframe maintenance of certain older Boeing 767-300 aircraft and one Boeing 767 aircraft engine, and to the inclusion of additional aircraft engines under a power-by-hour maintenance contract under which fees are assessed on the hours the engines subject to this contract are utilized. Also, Hawaiian operated approximately 3.9 thousand, or 5.0%, more revenue block hours in 2005 than in 2004, which increased aircraft utilization contributed to the overall year-over-year increase in aircraft maintenance. Maintenance expense in 2005 also included $0.8 million of amortization expense attributable to favorable aircraft maintenance contracts recognized at June 2, 2005.

(d)          The increase in aircraft and passenger servicing was primarily due to an increase in ground handling services mainly resulting from an increase in flights and passengers (Sydney, Australia service began in

May 2004), an increase in security services resulting from an additional assessment from the TSA in 2005, an increase in interrupted trips expense, and an increase in expenses related to on-board digeplayers that were added in late 2004.

(e)           The increase in commissions and other selling expense was primarily due to an increase in credit card fees resulting from increased credit card ticket sales as well as an increase in frequent flyer expenses associated with the growth of the HawaiianMiles program. Commission expense increased due to the increase in passenger revenues and to incentives paid to certain travel agencies to promote Hawaiian’s service to Sydney, Australia, which service began in May 2004.

(f)             The increase in depreciation and amortization expense was due almost entirely to the amortization of certain intangible assets recorded upon the reacquisition of Hawaiian by Holdings at June 2, 2005.

(g)           The increase in other operating expense was due primarily to professional fees relating to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, Hawaiian’s reorganization, and other financial accounting and auditing services.

Nonoperating Income and Expense.   Net nonoperating income was $12.2 million for the year ended December 31, 2005, compared to net nonoperating expense of $129.7 million for the same period in 2004. The year ended December 31, 2005 included a $2.5 million gain related to the portion of the change in fair value of Hawaiian’s jet fuel forward contracts excluded from hedge effectiveness, realized and unrealized gains of $19.2 million related to jet fuel forward contracts that did not qualify for hedge accounting, interest income of $4.7 million, offset by interest expense of $9.5 million due primarily to the indebtedness incurred to fund the Joint Plan and a special charge of $4.2 million on the repurchase of $7.7 million of the Notes. The 2004 year included net reorganization expenses of $129.5 million arising primarily from allowed claims related to affirmed and rejected aircraft leases, and rejected firm orders for aircraft.

Income Tax Expense.   Combined income tax expense was $41.4 million for the year ended December 31, 2005, a $24.6 million, or 146.3%, increase from combined income tax expense of $16.8 million for the comparable period in 2004. It is important to note that the combined income tax provision reflects the separate company income tax expense incurred by Holdings and Hawaiian and is not reflective of the income tax expense that would have resulted had Holdings and Hawaiian filed consolidated income tax returns during the periods presented or had Holdings consolidated Hawaiian during the periods presented. The combined provision for income taxes for 2005 is significantly in excess of the $10.5 million “expected” tax expense, based on the combined federal and state statutory rates applicable to the Company, resulting in an effective tax rate of 157.2%. The combined provision for income taxes of $41.4 million is also significantly in excess of the income taxes that we paid 2005. The primary factor driving the tax rate is a significant increase in book-tax timing differences. These differences result in higher taxable income on the Company’s tax returns, while the offsetting deferred tax asset (representing the value of the future tax deduction when the timing differences “turn” and are recognized in our tax returns) must be fully offset by a valuation allowance given our history of operating losses and Hawaiian’s recent bankruptcy. The impact of these book-tax timing differences was dramatically increased by the application of purchase accounting upon Hawaiian’s emergence from bankruptcy on June 2, 2005, which resulted in fair value adjustments to the book basis of Hawaiian’s assets and liabilities, but had no impact on the corresponding tax basis in those assets and liabilities. Furthermore, while the consummation of the Joint Plan triggered significant tax deductions related to the payment of the lease deficiency claims of Hawaiian, the benefit of those deductions was recorded as a reduction to goodwill, not the provision for income taxes, because the deductions related to transactions originally occurring prior to the point at which Hawaiian was consolidated by the Company. Nevertheless, these deductions did serve to reduce our income taxes payable for 2005 by approximately $21.1 million.

Liquidity and Capital Resources

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings, including the loan agreements entered into in December 2006 to finance the purchase of three previously leased Boeing 767-300ER aircraft and the two credit facilities entered into in June 2005 in connection with Hawaiian’s plan of reorganization and subsequently amended in March 2006. These financial arrangements are described in more detail below and in Note 6, “Debt and Common Stock Warrants”, to our consolidated financial statements included in this Annual Report on Form 10-K.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the lenders (the Term A Credit Facility). As of December 31, 2006, the Term A Credit Facility consisted of a $55 million, 9.38% variable interest rate amortizing term loan due December 10, 2010 and a $25 million revolving line of credit. Hawaiian had issued $4.8 million of letters of credit and had $11.0 million of remaining availability under the Term A Credit Facility as of December 31, 2006. Indebtedness under the Term A Credit Facility is secured by substantially all of Hawaiian’s tangible and certain of its intangible assets. Indebtedness under the Term A Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the Wells Fargo Bank N.A. published prime rate plus 150 basis points, and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus 400 basis points, subject to certain adjustments as defined in the Term A Credit Facility. However, at no time during the term of the Term A Credit Facility will the interest rate be less than 5.0% per annum.

On June 2, 2005, Hawaiian, as borrower, also entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the lenders (the Term B Credit Facility). As of December 31, 2006, the Term B Credit Facility consisted of a $62.5 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011. The Term B Credit Facility is secured by liens on substantially all of the assets of Hawaiian, subordinate to the prior liens granted to the lenders under the Term A Credit Facility.

In March 2006, we incurred approximately $86.8 million, net of debt issuance costs, in additional debt by amending the Term A and Term B Credit Facilities. We used such additional borrowings to redeem the outstanding balance of the Notes issued in June 2005 to help fund the Joint Plan and to partially fund the acquisition of four used 767-300 aircraft acquired by Hawaiian during the first quarter of 2006. On July 11, 2006, $10.0 million of such additional borrowings, then held in escrow, was released to the Term B Credit Facility lenders, and our total obligation under that facility was reduced commensurately. The release of the $10.0 million to the Term B Credit Facility lenders was accounted for as an early repayment of the $72.5 million non-amortizing term loan we incurred under that credit facility in March 2006, which resulted in a nonoperating charge of $1.0 million due principally to the accelerated amortization of a portion of the debt discount associated with that loan. Since the Term A Facility was amended in March 2006, we have made principal payments totaling $7.5 million.

The terms of the credit facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets. The terms of the credit facilities also restrict the ability of Hawaiian to pay dividends or advances to the Company. The Term A Credit Facility and the Term B Credit Facility include customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Company was in compliance with the covenants of the Term A and Term B Credit Facilities as of December 31, 2006.

On April 21, 2006, we redeemed all of the then outstanding Notes for approximately $55.9 million inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. We incurred an approximate $28.0 million loss on such redemption due principally to the accelerated amortization of the remaining discount associated with the Notes when they were initially issued in June 2005.

During December 2006, we borrowed a total of $126 million from a third-party lender to help finance the purchase of three previously-leased Boeing 767-300ER aircraft. The purchase of these three aircraft from AWAS was done in conjunction with the lease modification of four other Boeing 767-300ER aircraft also leased from AWAS in order to remove a provision of the previous agreements that allowed AWAS to exercise early termination options beginning in 2007.

Cash Flows

Due to the significance of the operating cash flows of Hawaiian to our future liquidity, our historical sources and uses of cash and those of Hawaiian have been combined for the periods we did not consolidate Hawaiian and are discussed below with our consolidated sources and uses of cash for the periods we consolidated Hawaiian in order to provide a more informative comparison of cash flows for those periods.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Condensed Combined Statements of Cash Flows

	Year ended December 31,
	2006 (*)	2005 (**)	2004 (**)
	(in thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities before reorganization activities	$63,143	$78,715	$46,711
Net cash used in reorganization activities	—	(4,491)	(18,060)
Net cash provided by operating activities	63,143	74,224	28,651
Cash Flows From Investing Activities:
Additions to property and equipment	(236,335)	(20,352)	(13,673)
Net sales (purchases) of short-term investments	(24,397)	(18,247)	(4,388)
Net cash used in investing activities	(260,732)	(38,599)	(18,061)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	11,192
Tax benefit from stock option exercise	191	—	—
Proceeds on notes receivable from sales of common stock	—	20	—
Proceeds from exercise of stock options	951	1,212	—
Long-term borrowings	217,250	—	—
Repurchase of subordinated convertible notes and warrants	(54,891)	(7,722)	—
Repayments of long-term debt and capital lease obligations	(24,321)	(6,810)	(1,083)
Debt issuance costs	(4,894)	—	—
Net cash provided by (used in) financing activities	134,286	(13,300)	10,109
Net increase in cash and cash equivalents	(63,303)	22,325	20,699
Cash and cash equivalents—Beginning of Period	130,155	107,830	87,131
Cash and cash equivalents—End of Period	$66,852	$130,155	$107,830

(*)          Consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

(**)   Combined cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Hawaiian has been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sale of miles to companies affiliated with its frequent flyer program, HawaiianMiles. However, the introduction of new and expanded service into our transpacific market by certain major domestic airlines, the depressed fares in our interisland markets associated with overall capacity increases including the initiation of interisland service by Mesa Airlines in early June 2006, and any other potential downward pressures on our yields and load factors in the markets we serve have impacted and may continue to adversely impact Hawaiian’s operating revenues. As discussed above, to counteract in part such potentially adverse effects on our operating revenues, we have initiated programs aimed at significantly reducing our operating expenses in order to help maintain positive cash flow from operations in the future.

Cash, cash equivalents, restricted cash and short term investments were $168.2 million and $206.8 million as of December 31, 2006 and 2005, respectively. Cash and cash equivalents were $66.9 million as of December 31, 2006, a decrease of $63.3 million from cash and cash equivalents of $130.2 million as of December 31, 2005. We also had restricted cash on those dates of $53.7 million and $53.4 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales. Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers. Effective January 1, 2007, Hawaiian amended its largest credit card processing contract, reducing the cash collateral required by the credit card processor subject to certain adjustments based on the level of advanced ticket sales and Hawaiian’s performance relative to specific financial measures. Hawaiian’s short term investments balance was $47.6 million and $23.2 million as of December 31, 2006 and 2005, respectively. Historically, Hawaiian’s cash flow from operations is higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Despite the $25.5 million decrease in the net earnings for the year ended December 31, 2006 compared to the same period in 2005, net cash provided by operating activities before reorganization activities decreased only by $15.6 million for the 2006 period compared to the same period in 2005. This disparity was principally because substantially all of the $34.8 million nonoperating losses we incurred during 2006 did not require the use of cash. These nonoperating items included the redemption of the Notes and modifications and an early repayment associated with Hawaiian’s two credit facilities, as well as charges for the write-off of intangible assets related to the aircraft and spare engine leases that were modified in December 2006. Reorganization activities used $4.5 million in net cash during the year ended December 31, 2005, mostly for payments of professional fees associated with Hawaiian’s bankruptcy case and eventual reorganization. Net cash used in investing activities was $260.7 million for the year ended December 31, 2006 compared to $39.0 million for the comparable period in 2005, the increase in cash used during 2006 being primarily due to the acquisition of a total of seven Boeing 767 aircraft - three previously leased from AWAS and four used aircraft that were additions to our total fleet, all of which are discussed further below. Financing activities provided net cash of approximately $134.3 million during year ended December 31, 2006 compared to net cash used in financing activities of approximately $13.3 million during the same period in 2005. The period-over-period difference in net cash provided by/used in financing activities was primarily due to the approximate $217.3 million of additional debt we incurred during 2006 (net of associated issuance costs) less $54.9 million used to redeem the Notes in April 2006 and $24.3 million of other principal repayments made during 2006.

Capital Expenditures

In the first quarter of 2006, Hawaiian purchased four used Boeing 767-300 aircraft for a total purchase price of approximately $32.0 million. In addition to the purchase of these four aircraft, our capital expenditures during 2006 to ready the aircraft for service were approximately $47.0 million. The first aircraft was placed into service in September 2006 without interior modifications. The second and third aircraft were fully modified and placed into service in January and March 2007, respectively. The fourth aircraft is expected to be in service by May 2007, with additional capital costs of approximately $6.0 million.

During 2006, the Company also purchased three Boeing 767-300ER aircraft from AWAS for a total purchase price of $150.8 million. These aircraft were previously leased and continued to operate in our fleet without any modifications. Total other capital expenditures for 2006 were approximately $10.5 million. In 2007, our estimated capital expenditures are expected to be approximately $28.0 million, which includes approximately $6.0 million related to the completion of modifications and overhauls of the Boeing 767-300 aircraft purchased in 2006. A substantial portion of the remainder of our 2007 capital expenditures are for improvements to our information technology systems. We also have three spare engines with leases expiring in 2007, 2008 and 2009. At this time, we are uncertain if the engine requirements will be satisfied through an operating lease or via capital expenditures. We have not included this possibility in our capital spending projections. The majority of these anticipated capital expenditures are not firm commitments, and therefore we can adjust the level of our capital spending based on our then current and projected available cash.

We may also acquire additional aircraft from time to time as opportunities arise to both (i) acquire the aircraft on satisfactory price and financing terms, and (ii) deploy them in appropriate markets. We currently do not have any firm commitments to acquire additional aircraft.

Financial Covenants

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. Moreover, these agreements contain covenants that require us to meet certain financial tests. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreement, our card processor holds back proceeds from advance ticket sales to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheet, totaled $53.7 million at December 31, 2006. Funds are subsequently made available to us as air travel is provided. The agreement also contains financial covenants which require, among other things, that we maintain a minimum amount of unrestricted cash and maintain certain levels of debt service coverage and operating income. Although we are currently in compliance with all of these covenants, failure to maintain compliance would result in our credit card processor being able to hold back additional proceeds from advance ticket sales, which would adversely affect our liquidity. Depending on our unrestricted cash and short-term investments balance at the time, the holdback of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance requirement under our Term A Credit Facility, resulting in a default under that facility.

Pension Plan Funding

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM, TWU, NEG and certain non-contract employees. In the aggregate, these plans are underfunded. As of December 31, 2006, the excess of the projected benefit obligations over the fair value of plan assets was approximately $74.0 million. Hawaiian made scheduled contributions of $10.9 million and $23.3 million during 2006 and 2005, respectively and anticipates contributing $8.7 million to the defined benefit pension plans during 2007. Future funding requirements are dependent upon many factors such as interest rates, funding status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Contractual Obligations

Our estimated contractual obligations as of December 31, 2006 are summarized in the following table (in thousands):

Contractual Obligations

					2012 and
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Fixed-rate debt(1)	$87,874	$5,729	$11,427	$70,718	$—
Variable-rate debt(1)	278,867	34,100	68,358	73,348	103,061
Notes payable to IRS(2)	25,866	5,748	11,496	8,622	—
Capital lease obligations	1,357	271	347	204	535
Operating leases—aircraft and related equipment(3)	769,802	88,026	174,750	127,796	379,230
Operating leases—non-aircraft(3)	27,913	3,439	6,412	5,272	12,790
Projected employee benefit contributions(4)	41,720	8,680	33,040	—	—
Total contractual obligations(5)	$1,233,399	$145,993	$305,830	$285,960	$495,616

(1)          Amounts represent contractual amounts due, including interest. Interest on floating rate debt was estimated using projected forward rates as of the fourth quarter of 2006.

(2)          Amounts represent long-term obligations payable to the IRS for settlement of certain pre and post petition tax claims.

(3)          Amounts represent minimum lease payments due under the respective lease agreements. We have assumed no escalations in rents that are contingent in nature.

(4)          Amounts represent our estimate of the minimum funding requirements under the ERISA, including the impact of the Pension Protection Act of 2006 (PPA). The PPA allows certain funding relief for airlines and that relief is anticipated in these expected contributions. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns, and the impact of future legislation. We are unable to estimate the projected contributions beyond 2009.

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

Revenue Recognition.   Passenger revenue is recognized either when the transportation is provided or when the related ticket expires unused. The value of unused passenger tickets is included as air traffic liability. Any adjustments resulting from periodic evaluations of this estimated liability, which can be significant, are included in results of operations for the periods in which the evaluations are completed. Cargo and charter revenue are recognized when the transportation is provided. Other revenue includes revenue from the sale of frequent flyer miles, ticket change fees and other incidental services.

We are required to charge certain taxes and fees on our passenger tickets. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These taxes and fees are legal assessments on the customer. As we have a legal obligation to act as a collection agent with respect to these taxes and fees, we do not include such amounts in passenger revenue. We record a liability when the amounts are collected and relieve the liability when payments are made to the applicable government agency or operating carrier.

Pension and Other Postretirement Benefits.   We account for our defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employer’s Accounting for Pensions” (SFAS 87) and our other postretirement benefit plans using SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other than Pensions” (SFAS 106). Effective December 31, 2006, we adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which amends SFAS 87 and SFAS 106. The adoption of SFAS 158 resulted in a decrease to our pension liability and an increase to shareholders’ equity (deficiency) of approximately $57 million. SFAS 158 requires companies to measure its plans’ assets and obligations that determine its funded status at fiscal year end, recognize the funded status of their benefit plans in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year which the changes occur. However, the amount of net periodic benefit cost that we recognize in our statement of operations will continue to be accounted for in accordance with SFAS 87 and SFAS 106. Under both SFAS 87 and SFAS 106, pension and other postretirement benefit expense is recognized on an accrual basis over employees’ approximate service periods. Expense calculated under SFAS 87 and SFAS 106 is generally independent of funding decisions or requirements. The calculation of pension and other postretirement benefit expense requires the use of a number of significant assumptions. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from the assumptions.

We assumed that the assets in Hawaiian’s plans would generate a long-term rate of return of 7.9% at June 2, 2005, the date we reacquired Hawaiian and at December 31, 2005 and 2006. The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans’ assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our allocation of assets was as follows at December 31, 2006:

	Percent of Total	Expected Long-Term Rate of Return
U.S. equities	25.6%	9.6%
International equities	31.3%	10.8%
Fixed income	32.9%	4.7%
Other	10.2%	6.7%
Total	100.0%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan’s investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by one percent (from 7.9% to 6.9%) would increase our estimated 2007 pension expense by approximately $2.5 million.

We discounted our future pension benefit obligation using a discount rate of 5.0% at June 2, 2005, the date we reacquired Hawaiian and recorded its pension obligation at its fair value, 5.5% at December 31, 2005, and a weighted average discount rate of 5.86% for all plans at December 31, 2006. We discounted our future other postretirement benefit obligation using a discount rate of 5.0% at June 2, 2005, 5.5% at December 31, 2005 and 5.9% at December 31, 2006. We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other post retirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other post retirement benefit liabilities at December 31, 2006 by approximately $42.8 million and $8.8 million, respectively, and would increase our estimated 2007 pension and other postretirement benefit expense by approximately $1.7 and $0.6 million, respectively.

At December 31, 2006, the health care cost trend rate was assumed to be 9.0% for 2007 and decrease gradually to 5.0% over seven years and remain level thereafter. A one percent increase in the assumed health care cost trend rate would increase the other post retirement benefit obligation as of December 31, 2006 by approximately $9.1 million and our estimated 2007 other post retirement benefit expense by approximately $1.3 million. A one percent decrease in the assumed health care cost trend rate would decrease the accumulated retiree medical benefit obligation as of December 31, 2006 by approximately $7.4 million and our estimated 2007 other postretirement benefit expense by approximately $1.6 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pension funding legislation and various other factors related to the participants in our pension plans will impact our future retirement benefit expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Embedded financial instruments.   Warrants issued in connection with debt financings are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, where the portion of the proceeds allocable to the warrants is treated as additional paid-in capital. The allocation between the debt and additional paid-in capital is based on the relative fair values of the two securities at time of issuance. The resulting debt discount is amortized using the effective interest rate method to interest expense over the life of the debt instrument. For purposes of valuing the common stock warrants issued in connection with the Notes in June 2005 and the Term B Credit Facility in March 2006, we utilized the Black-Scholes-Merton option pricing model. The most critical assumption used in developing the fair value of the warrants is the expected volatility of our stock. Because the historic volatility of our common stock is not a reliable indicator of future volatility due to Hawaiian’s bankruptcy and the thin liquidity for our common stock during that period, we utilized a stock volatility factor based on a peer comparison group for a period of time approximating the term of the warrants, which resulted in an expected volatility of 58% and 47% for the warrants issued in June 2005 and March 2006, respectively. The value ascribed to the common stock warrants as capital in excess of par value in the accompanying balance sheet as of December 31, 2006 and 2005 was $6.3 million and $12.6 million, respectively, after giving effect to the cancellation of 882,301 warrants associated with the repurchases in the fourth quarter of 2005 of $7.7 million par value of the Notes. Additionally, convertibility features within debt instruments are evaluated under Emerging Issues Task Force Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, whereby an “in-the-money” nondetachable conversion feature at the commitment date (a beneficial conversion feature) is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that beneficial conversion feature to additional paid-in capital. The intrinsic value of the beneficial conversion is calculated as the difference between the conversion price, adjusted for the fair value allocated to warrants described above, and the fair value of the common stock (or other securities into which the security is convertible) multiplied by the number of shares into which the security is convertible. The amount recorded as additional capital in excess of par value in the accompanying balance sheet at December 31, 2005 for the beneficial conversion feature in the Notes was $27.8 million and was not affected by the $7.7 million of repurchases of the Notes in the fourth quarter of 2005 as the per share market prices of our common stock as of the dates of such repurchases was less than the $4.35 per share conversion price provided for in the Notes. The resulting debt discount associated with the beneficial conversion feature is amortized to interest expense using the effective interest rate method over the life of the debt instrument. As a result of the amounts ascribed to the beneficial conversion feature in the Notes and the common stock warrants issued in connection therewith, the Notes were recorded at a substantial discount, which was being amortized to interest expense over the remaining life of the Notes. The carrying value of the Notes at December 31, 2005 was $18.1 million, and the effective interest rate on the Notes was 33.5% over the remaining life of the Notes. On April 21, 2006, we redeemed all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. We incurred a $28.0 million nonoperating loss on the redemption of the Notes due principally to the accelerated amortization of the remaining discount associated with the Notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company’s common stock issued to the former holders of these notes remain outstanding under their original terms until June 1, 2010.

Derivative Financial Instruments.   We have adopted a fuel hedging program that provides us with flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuel forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge a portion of our anticipated aircraft fuel needs. At December 31, 2006, we had hedged approximately 10% of our anticipated aircraft fuel needs for 2007. We do not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the designation of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness. Such amounts are recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of nonoperating income (loss). We designated the effectiveness of our jet fuel forward contracts based on the changes in fair value attributable to changes in spot prices; the change in fair value related to the changes in the difference between the spot price and the forward price (i.e., the spot-forward difference) are excluded from the assessment of hedge effectiveness. As a result, any changes in the spot-forward difference are immediately recognized into earnings as a component of other nonoperating income (expense). For the year ended December 31, 2006 and 2005, we recognized $7.3 million of nonoperating losses and $2.5 million of nonoperating gains, respectively, related to spot-forward changes. Derivatives that are not hedges, or for situations where we have not met the stringent documentation requirements of SFAS 133, such derivatives must be adjusted to fair value through earnings. We measure fair value of our derivatives based on quoted values provided by the counterparty. Upon our acquisition of Hawaiian and through August 31, 2005, the documentation requirements for hedge accounting pursuant to SFAS 133 were not met, and therefore increases in the fair value of the jet fuel forward contracts on approximately 40% of our fuel consumption of approximately $15.0 million were reported through earnings as nonoperating income. As of September 1, 2005, we had completed the required documentation and designated the jet fuel forward contracts as cash flow hedges under SFAS 133.

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

Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us, provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2004	$15,916	$11,412	$(1,990)	$25,338
2005	25,338	12,593	(7,542)	30,389
2006	30,389	14,604	(8,504)	36,489
Fair value adjustments(1)				(4,325)
Deposits not considered probable of recovery(2)				(4,039)
Recorded balance at December 31, 2006				$28,125

(1)          The Company recorded Hawaiian’s maintenance deposits at fair value upon Hawaiian’s emergence from bankruptcy on June 2, 2005. The individual line items in the table do not reflect the fair value adjustments recorded by the Company (which related primarily to recording the deposits at their net present value as of June 2, 2005, based on the anticipated dates the underlying maintenance would be performed).

(2)          Deposits made by Hawaiian prior to its emergence from bankruptcy that were not considered probable of recovery as of June 2, 2005 and certain spare engine deposits discussed below.

Any non-refundable amounts that are not probable of being used to fund future maintenance expense would be recognized as additional aircraft rental expense. In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

•       We evaluate the aircraft’s condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

•       We then project future usage of the aircraft during the term of the lease based on our business and fleet plan.

•       We also estimate the cost of performing all required maintenance during the lease term. These estimates are based on the experience of our maintenance personnel and industry available data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers.

Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions supporting it change over time. Those key estimates and assumptions include the Company’s fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves. In December 2006, as described more fully in the notes to our consolidated financial statements, we amended certain of our aircraft and spare engine leases. These amendments, among other things, reduced the respective lease terms and amended certain provisions with regard to the maintenance deposits. As a result of the reductions in the lease terms, we expensed $0.9 million of maintenance deposits that we had previously determined to be recoverable through future maintenance activities, and, subsequent to the amendments, began expensing certain of the maintenance deposits as they become due. This revision in our assessment was based solely on the reduced term of the lease and not a change in the projected total cost of the anticipated major maintenance activities that will be required over the life of the engine. Based on current market conditions we believe that further significant changes in our fleet plan are unlikely. Furthermore, based on historical trends and future projections, including those published by the manufacturers of our aircraft and engines, we believe it is unlikely that future maintenance costs for our aircraft will decline to such an extent that the maintenance deposits currently recorded on our consolidated balance sheet would not be used to fund the cost of future maintenance events and therefore not be recoverable.

Impairment of Long-Lived Assets.   We record impairment losses on long-lived assets used in operations, primarily property and equipment and intangible assets subject to amortization, when events and circumstances indicate, in management’s judgment, that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management’s best estimate based on market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.

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

Goodwill and Indefinite-Lived Purchased Intangible Assets.   We review goodwill and purchased intangible assets with indefinite lives, all of which relate to the acquisition of Hawaiian, for impairment annually and/or whenever events or changes in applicable circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the Hawaiian reporting unit is compared to its carrying value. If the fair value of the Hawaiian reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Hawaiian reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Hawaiian reporting unit’s goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions management believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from these estimates. We have reviewed the carrying values of goodwill and the intangible asset associated with the fair value of Hawaiian’s trade name pursuant to the applicable provisions of SFAS No. 142 and have concluded that such carrying values were not impaired as of December 31, 2006.

Frequent Flyer Accounting.   We utilize a number of estimates in accounting for the HawaiianMiles frequent flyer program that are consistent with industry practices. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. Incremental cost includes the costs of fuel, meals and beverages, and certain other passenger traffic related costs, but does not include any costs for aircraft ownership and maintenance. A change to these cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on our liability in the period of change as well as future years. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles frequent flyer program, and is included in the accompanying consolidated balance sheets as air traffic liability. Changes in the liability are recognized in the period of change. Hawaiian also sells mileage credits in the HawaiianMiles frequent flyer program to participating companies such as hotels, car rental agencies and credit card companies. A portion of the revenue from the sale of mileage credits is deferred and amortized as passenger revenue over the estimated period when the transportation is expected to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized immediately as other operating income. The estimated period over which the transportation is expected to be provided is based on the historical average time taken by our members to accumulate mileage credits and fly using the miles redeemed (currently 18 months). Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member’s HawaiianMiles account for immediate redemption for a free travel award. For those transactions, revenue is amortized over the historical period of time between when a member redeems mileage credits for a free travel award and when the resulting free travel is provided (currently five months). On a periodic basis, we review and update the amortization periods. A change to the amortization periods, the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Stock Compensation.   Effective January 1, 2006, we account for stock options in accordance with Financial Accounting Standards Board No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) , which replaces SFAS 123 “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities.

Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

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

We account for all stock options granted on and after January 1, 2006 pursuant to SFAS 123R. For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, we adopted the modified prospective transition method permitted by SFAS 123R. Under this method, we account for unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the statement of operations using the grant-date fair values previously calculated for the SFAS 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006. We estimate the fair values of our options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. We use a dividend yield of zero as we have never paid nor do we intend to pay dividends on our common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the “simplified” method prescribed in the SEC’s Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity’s common stock. Due to Hawaiian’s bankruptcy and the thin liquidity of our common stock during that period, we believe that the historic volatility of our common stock is not a reliable indicator of future volatility. Accordingly, we have used a stock volatility factor based on the stock volatility factors of a peer comparison group over a period of time approximating the estimated lives of our stock options.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk. We have market sensitive instruments in the forms of financial derivative instruments used to hedge Hawaiian’s exposure to increases in jet fuel prices and a variable interest rate debt. We have market risk for the changes in the fair value of our fixed-rate debt resulting from movements in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate its exposure to such adverse changes. Actual results may differ. See the discussion of critical accounting policies above for other information related to these financial instruments.

Aircraft Fuel Costs

Aircraft fuel costs was the largest component of Hawaiian’s operating expenses for the year ended December 31, 2006, representing 27.3% of total operating expenses. Based on gallons expected to be consumed in 2007, for every one-cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense will increase or decrease by approximately $1.3 million.

As of December 31, 2006, Hawaiian had entered into jet fuel forward contracts with a single counterparty. Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.85 to $2.03 per gallon and receives a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. At December 31, 2006, our fuel hedges outstanding were in a loss position. Based on quoted values provided by the counterparty, the fair value of our obligation related to these contracts was $1.1 million and is included in other current liabilities. The fair value of the jet fuel forward contracts as of December 31, 2005 was $2.4 million and was recorded in prepaid expenses.

The following table reflects Hawaiian’s open jet fuel forward contract positions as of February 2, 2007 (reflects actual hedging for January 2007):

	Average Jet Fuel Contract Price Per Gallon	Gallons Purchased Forward (thousands)	Percentage of Quarterly Consumption Purchased Forward
First Quarter 2007	$1.914	13,346	44%
Second Quarter 2007	$1.918	7,434	23%
Third Quarter 2007	$1.974	1,218	4%
Fourth Quarter 2007	$2.000	252	1%

We do not hold or issue derivative financial instruments for trading purposes. We are exposed to credit risks in the event the above counterparty fails to meet its obligations; however, we do not expect this counterparty to fail to meet its obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on certain of our cash deposits and short-term investments. The Company’s debt agreements include the Term A Credit Facility, Term B Credit Facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 6 to our consolidated financial statements included in this Form 10-K.

At December 31, 2006, we had approximately $86.5 million of fixed rate debt including capital lease obligations of $1.0 million, and $181.0 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR. Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually. The Wells Fargo Bank Prime Rate was 8.25% and one-month LIBOR and six-month LIBOR were 5.32% and 5.37%, respectively, on such date. We do not mitigate our exposure to variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments. However, based on the balances of our cash and cash equivalents, restricted cash, short term investments, and variable-rate debt as of December 31, 2006, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximates the level of our variable-rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed-rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.7 million as of December 31, 2006.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment”, and, as discussed in Note 9 to the consolidated financial statements, the Company adopted, effective December 31, 2006, Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88 and 106 and 132(R)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hawaiian Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii
March 15, 2007

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2006, 2005 and 2004

	Year ended December 31,
	2006	2005(*)	2004(**)
	(in thousands, except per share data)
Operating Revenue:
Passenger	$796,821	$458,117	$—
Cargo	32,181	19,252	—
Charter	9,486	6,017	—
Other	49,559	25,381	—
Total	888,047	508,767	—
Operating Expenses:
Aircraft fuel, including taxes and oil	241,660	131,426	—
Wages and benefits	228,010	134,335	—
Aircraft rent	109,592	63,392	—
Maintenance materials and repairs	69,606	33,327	—
Aircraft and passenger servicing	52,655	29,093	—
Commissions and other selling	48,575	25,246	—
Depreciation and amortization	28,865	15,937	—
Other rentals and landing fees	25,720	14,182	—
Other	80,194	59,799	7,266
Total	884,877	506,737	7,266
Operating Income (Loss)	3,170	2,030	(7,266)
Nonoperating Income (Expense):
Interest and amortization of debt discount and issuance costs	(17,476)	(9,030)	—
Losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements	(34,798)	(4,214)	—
Interest income	11,338	4,658	4
Capitalized interest	3,769	—	—
Other, net	(7,013)	17,030	—
Total	(44,180)	8,444	4
Income (Loss) Before Income Taxes	(41,010)	10,474	(7,262)
Income tax expense (benefit)	(463)	22,840	—
Net Loss	$(40,547)	$(12,366)	$(7,262)
Net Loss Per Common Stock Share:
Basic	$(0.86)	$(0.31)	$(0.24)
Diluted	$(0.86)	$(0.31)	$(0.24)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,153	39,250	29,651
Diluted	47,153	39,250	29,651

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

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$66,852	$130,155
Restricted cash	53,719	53,420
Short term investments	47,630	23,233
Total cash, restricted cash and short term investments	168,201	206,808
Accounts receivable, net of allowance for doubtful accounts of $498 and $912 as of December 31, 2006 and 2005, respectively	39,304	35,278
Spare parts and supplies, net	15,462	14,578
Deferred tax assets	17,609	9,269
Prepaid expenses and other	19,120	21,673
Total	259,696	287,606
Property and equipment, net
Flight equipment	237,685	14,494
Other property and equipment	52,096	42,534
	289,781	57,028
Less accumulated depreciation and amortization	(17,167)	(5,751)
Total	272,614	51,277
Other Assets:
Long-term prepayments and other	31,454	29,253
Intangible assets, net of accumulated amortization of $37,110 and $13,936 as of December 31, 2006 and 2005, respectively	162,560	191,205
Goodwill	93,629	107,179
Total Assets	$819,953	$666,520
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,918	$39,089
Air traffic liability	180,539	162,638
Other accrued liabilities	38,402	62,969
Current maturities of long-term debt and capital lease obligations	22,992	13,064
Total	293,851	277,760
Long-Term Debt and Capital Lease Obligations	238,381	77,576
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	127,280	196,831
Other liabilities and deferred credits	59,195	57,017
Deferred income taxes	17,609	9,269
Total	204,084	263,117
Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred stock, three shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, 46,583,914 shares and 45,349,100 shares issued and outstanding at December 31, 2006 and 2005, respectively	466	453
Capital in excess of par value	210,892	203,479
Accumulated deficit	(184,268)	(143,721)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	56,743	—
Loss on hedge instruments	(196)	(12,144)
Total	83,637	48,067
Total Liabilities and Shareholders’ Equity	$819,953	$666,520

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Loss
For the Years ended December 31, 2006, 2005 and 2004

					Accumulated
		Special	Capital In		Other
	Common	Preferred	Excess of	Accumulated	Comprehensive
	Stock (*)	Stock (**)	Par Value	Deficit	Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2003	$285	$—	$60,077	$(124,093)	$—	$(63,731)
Net and comprehensive loss	—	—	—	(7,262)	—	(7,262)
Issuance of 1,001,062 shares	10	—	5,572	—	—	5,582
Exercise of options to acquire 1,294,000 shares	12	—	4,107	—	—	4,119
Cancellation of four shares of Series A Preferred Stock	—	—	—	—	—	—
Balance at December 31, 2004	307	—	69,756	(131,355)	—	(61,292)
Net loss	—	—	—	(12,366)	—	(12,366)
Unrealized loss on hedge instruments	—	—	—	—	(12,144)	(12,144)
Comprehensive loss	—	—	—	—	—	(24,510)
Issuance of 14,123,873 shares pursuant to the Joint Plan	141	—	91,664	—	—	91,805
Exercise of options to acquire 474,000 shares	5	—	1,208	—	—	1,213
Intrinsic value of beneficial conversion feature of 5% subordinated convertible notes	—	—	27,750	—	—	27,750
Fair value of warrants issued with 5% subordinated convertible notes	—	—	13,540	—	—	13,540
Repurchases of warrants issued with 5% subordinated convertible notes	—	—	(902)	—	—	(902)
Non-employee stock option compensation	—	—	356	—	—	356
Excess tax benefit from exercise of stock options	—	—	107	—	—	107
Balance at December 31, 2005	453	—	203,479	(143,721)	(12,144)	48,067
Net loss	—	—	—	(40,547)	—	(40,547)
Unrealized income on hedge instruments	—	—	—	—	11,948	11,948
Comprehensive loss	—	—	—	—	—	(28,599)
Exercise of options to acquire 352,000 shares of common stock	3	—	948	—	—	951
Distribution of 882,814 shares of common stock pursuant to stock bonus plan	10	—	4,000	—	—	4,010
Adjustment to beneficial conversion feature resulting from the redemption of the 5% subordinated convertible notes	—	—	(9,054)	—	—	(9,054)
Fair value of warrants issued with long-term debt	—	—	6,280	—	—	6,280
Share-based compensation	—	—	5,048	—	—	5,048
Excess tax benefits from exercise of stock options	—	—	191	—	—	191
Impact of adoption of SFAS 158	—	—	—	—	56,743	56,743
Balance at December 31, 2006	$466	$—	$210,892	$(184,268)	$56,547	$83,637

(*)                Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2006 and 2005.

(**)           Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2006 and 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2006, 2005 and 2004

	Year ended December 31,
	2006	2005(*)	2004(**)
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(40,547)	$(12,366)	$(7,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities before reorganization activities:
Amortization of intangible assets	23,839	13,936	—
Depreciation and amortization of property and equipment	11,477	5,794	—
Deferred income taxes	—	24,865
Stock compensation	5,048	4,396	—
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	34,798	4,223
Amortization of debt discounts and issuance costs	3,543	3,771	—
Pension and postretirement benefit cost	14,435	7,337	—
Other, net	(3,090)	(2,226)	—
Changes in operating assets and liabilities:
Restricted cash	(299)	4,528	—
Accounts receivable	(2,701)	21,214	—
Spare parts and supplies	(2,302)	(3,087)	—
Prepaid expenses and other current assets	14,501	(2,788)	(100)
Accounts payable	13,121	(9,026)	(178)
Air traffic liability	17,901	9,709	—
Other accrued liabilities	(19,671)	(4,264)	289
Other assets and liabilities, net	(6,910)	(8,090)	(282)
Net cash provided by (used in) operating activities	63,143	57,926	(7,533)
Cash Flows From Investing Activities:
Acquisition of Hawaiian Airlines, Inc	—	91,280	—
Additions to property and equipment	(236,335)	(7,374)	—
Net sales (purchases) of short-term investments	(24,397)	(828)	—
Net cash provided by (used in) investing activities	(260,732)	83,078	—
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	9,701
Tax benefit from stock option exercise	191	—	—
Proceeds from exercise of stock options	951	1,212	—
Long-term borrowings	217,250	—	—
Repayments of long-term debt and capital lease obligations	(24,321)	(6,508)	—
Repurchase of subordinated convertible notes and warrants	(54,891)	(7,722)	—
Debt issuance costs	(4,894)	—	—
Net cash provided by (used in) financing activities	134,286	(13,018)	9,701
Net increase (decrease) in cash and cash equivalents	(63,303)	127,986	2,168
Cash and cash equivalents—Beginning of Period	130,155	2,169	1
Cash and cash equivalents—End of Period	$66,852	$130,155	$2,169

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements

1.                 Business and Organization

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the total number of miles flown by revenue passengers in 2006, was the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to nine Western United States cities (transpacific). Hawaiian also provides daily direct service to four of the six major islands and directly through an arrangement with Island Air to two of the six major islands of the State of Hawaii (interisland) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (South Pacific) and Sydney, Australia. Charter service is also provided from Honolulu to Anchorage, Alaska (Charter). As of December 31, 2006, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 15 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

As further described in Note 2, on April 1, 2003, following Hawaiian’s bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. As further discussed in Note 4, on June 2, 2005, the Company reconsolidated Hawaiian upon Hawaiian’s emergence from bankruptcy protection in a transaction accounted for as a business combination. As a result, for financial reporting purposes, the Company was a holding company with no business operations or properties for the period April 1, 2003 through June 1, 2005. Accordingly, as used in this report, the terms “Company”, “we”, “our”, and “us” refer to (i) Hawaiian Holdings, Inc. only, with respect to the period from April 1, 2003 through June 1, 2005; and (ii) Hawaiian Holdings, Inc. and its consolidated subsidiaries, including Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

2.                 Reorganization and Reacquisition of Hawaiian

On March 21, 2003 (the Petition Date), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). At the time of the bankruptcy, the Company’s then-current management expected the Company to regain full control of Hawaiian in a short period of time. The Company had renegotiated the collective bargaining agreements with Hawaiian’s pilots, mechanics, and flight attendants prior to the Chapter 11 filing, Hawaiian had minimal secured debt or other secured non-aircraft claims, and management believed Hawaiian’s operating leases could be renegotiated quickly through the Chapter 11 bankruptcy process. Furthermore, the Company and Hawaiian continued to have a common board of directors and common management. However, those expectations proved incorrect as the subsequent filing of a motion seeking the appointment of a bankruptcy trustee created significant uncertainty regarding the Company’s ability to facilitate a timely reorganization and to regain full control of Hawaiian, which uncertainty was confirmed on May 16, 2003 by the Bankruptcy Court’s issuance of an order appointing a Chapter 11 trustee (the Trustee) to manage and operate Hawaiian’s business instead of the Company’s and Hawaiian’s common board of directors and management.

At the time of the bankruptcy filing, the Company’s management publicly stated that they believed the bankruptcy case would be relatively short. However, Hawaiian’s bankruptcy case eventually continued over 26 months and involved not only the renegotiation of Hawaiian’s aircraft leases, but also the renegotiation

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

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

During 2004, after Hawaiian’s operating results and business prospects improved, the Trustee, under a process approved by the Bankruptcy Court, began soliciting bids for potential investors in Hawaiian. Twenty-two parties expressed an interest in investing in Hawaiian as part of a plan of reorganization. As all of the competitive bids received by the Trustee provided that the Company would have no future equity interest in Hawaiian, there was significant uncertainty as to whether the Company would ever regain control of Hawaiian. It was not until August 2004, after new management was in place at the Company, that the Company and the Trustee negotiated the Joint Plan of Reorganization (the Joint Plan) that was ultimately selected by the Trustee and approved by the Bankruptcy Court as Hawaiian’s plan of reorganization.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

The following table summarizes the classification and treatment of claims under the Joint Plan (in millions):

Class	Classification	Treatment under the Joint Plan	Cash	Long-Term Obligations	Common Stock
Unclassified	Unsecured Priority Tax Claims	In cash, paid in 24 equal quarterly installments.	$1.2	$29.5	$—
Class 1 (Unimpaired)	Secured Priority Tax Claims	In cash, paid in accordance with the legal, equitable and contractual rights of the holder of the claim.	0.9	—	—
Class 2 (Unimpaired)	Other Secured Claims	Generally, at the election of Hawaiian, (i) cash, (ii) surrender of the collateral securing the claim, (iii) cure and reinstatement, or (iv) retention by the holder of the claim of its legal, equitable and contractual rights.	1.3	1.2	—
Class 3 (Unimpaired)	Other Priority Claims	Cash	0.1	—	—
Class 4 (Impaired)	Unsecured Claims not included in a category below	Cash equal to 100% of the allowed claim.	31.7	—	—
Class 5 (Impaired)	Lease Related Claims	A combination of cash, common stock of the Company based on a stock value of $616 per share, and subordinated convertible notes of the Company.	27.0	60.0	87.0
Class 6 (Impaired)	Convenience Claims	Cash	0.8	—	—
Class 7 (Impaired/ Unimpaired)	Equity Interests	Holders of equity interests in Hawaiian retained their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan However, the Company was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of the Company’s common shareholders.	—	—	—
		Total	$63.0	$90.7	$87.0

The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, and was financed through the issuance of approximately 14.1 million shares of the Company’s common stock, a private placement by the Company of $60.0 million of 5% subordinated convertible notes, and by two secured credit facilities undertaken by Hawaiian for $75 million of variable rate and fixed rate debt (the Term A and Term B Credit Facility, respectively), as discussed further in Note 6. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (HHIC), with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc.

The consummation of the Joint Plan resulted in the Company regaining control of Hawaiian, which it did not have subsequent to the appointment of the Trustee, by redeeming claims of creditors that had equity-like characteristics because they had a higher priority claim to the assets of Hawaiian than the

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

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

	Period
	January 1, 2005
	through	Year ended
	June 1, 2005	December 31, 2004
	(in thousands)
Operating revenue	$321,150	$763,965
Operating expenses	309,080	692,882
Operating income	12,070	71,083
Reorganization items, net	887	(129,520)
Other nonoperating income (expense)	2,909	(187)
Income (loss) before income tax expense	15,866	(58,624)
Income tax expense	18,572	16,816
Net loss	$(2,706)	$(75,440)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

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

Restricted Cash

At December 31, 2006 and 2005, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).

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

Property and Equipment

Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Aircraft and engines	7-20 years, 0%-15% residual value
Major rotable parts	12 years, 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Leasehold improvements	Shorter of lease term or useful life
Furniture, fixtures and other equipment	3-7 years, no residual value
Capitalized software	3-7 years, no residual value

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

Aircraft Maintenance and Repair Costs

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

Maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed. Any non-refundable amounts that are not probable of being used to fund future maintenance expense are recognized as additional aircraft rental expense. In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, management considers the condition, including the airframe, the engines, the auxiliary power unit and the landing gear, of the related aircraft, the projected future usage of the aircraft during the term of the lease based on the Company’s business and fleet plan, and the estimated cost of performing all required maintenance during the lease term. These estimates are based on the experience of the Company’s maintenance personnel and industry available data, including historical fleet operating statistics reports published by the aircraft and engine manufacturers. As of December 31, 2006, based on this assessment, management determined that it was probable that all maintenance deposits recorded as an asset in the accompanying consolidated balance sheet will be used to fund the cost of maintenance events and are therefore recoverable.

Impairment of Long-Lived Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a “two-step process.” The first step of the test is to identify a potential impairment. The second step of the test is measure the amount of the impairment loss, if required, at fair value. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of SFAS No. 142 and has concluded that as of December 31, 2006 such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge for the fair value amount of the impairment during the quarter in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

Long-lived assets used in operations, consisting principally of property and equipment, and intangible assets subject to amortization are tested for impairment when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, the Company considers market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

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

Hawaiian sells mileage credits in its HawaiianMiles frequent flyer program to participating companies such as hotels, car rental agencies and credit card companies. A portion of the revenue from the sale of mileage credits is deferred and recognized as passenger revenue when transportation is likely to be provided, based on the fair value of the transportation to be provided. Amounts in excess of the fair value of the transportation to be provided are recognized immediately as other operating revenue. Prior to 2006, these amounts were recognized on a comparable basis but were classified as a reduction in other operating expenses. For the year ended December 31, 2005, $4.4 million has been reclassified from other operating expense to other operating income to conform to the current year presentation.

Other components of other operating revenue include ticket change fees, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies and other incidental sales that are recognized as revenue when the related goods and services are provided.

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

Commissions and Other Selling Expenses

Commissions and other selling expenses include credit card commissions, the costs of free travel and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation systems charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying balance sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $8.8 million and $4.9 million, for the years ended December 31, 2006 and 2005, respectively, during those periods in which the Company consolidated Hawaiian.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements  (Continued)

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

	Year Ended December 31,
	2006	2005	2004
Net loss	$(40,547)	$(12,366)	$(7,262)
Less: amount allocated to participating warrants	—	210	—
Net loss available to common shareholders—Basic	(40,547)	(12,156)	(7,262)
Weighted average common shares outstanding	47,153	39,250	29,651
Basic loss per share	$(0.86)	$(0.31)	$(0.24)

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

	Year Ended December 31,
	2006	2005	2004
Net loss	$(40,547)	$(12,366)	$(7,262)
Less: amount allocated to participating warrants	—	210	—
Net loss available to common shareholders—Diluted	(40,547)	(12,156)	(7,262)
Weighted average common shares outstanding	47,153	39,250	29,651
Assumed exercise of stock options	—	—	—
Assumed exercise of convertible notes	—	—	—
Adjusted weighted average shares—Diluted	47,153	39,250	29,651
Diluted loss per share	$(0.86)	$(0.31)	$(0.24)

Approximately 2.6 million, 2.8 million, and 1.5 million of options to purchase shares of the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2006, 2005, and 2004, respectively, because the options’ exercise price was greater than the average market price of the common shares or the effect of including the options would have been antidilutive. In addition, 9.0 million and 3.9 million potential common shares related to common stock warrants and 3.6 million and 7.7 million potential common shares related to convertible debt securities, were excluded from the computation of diluted earnings per share for the year ended December 31, 2006 and 2005, respectively, because they were antidilutive.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Option Plans

The Company has a stock option plan for its officers and non-employee directors and a stock bonus plan for all of its other employees. Effective January 1, 2006, the Company adopted SFAS 123R to account for grants and awards made under these plans. SFAS 123R supersedes APB 25 and replaces SFAS 123. Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148. See Note 10.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

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

Pending Adoption of Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), an interpretation of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109), to create a single model to address accounting for uncertainty in tax positions. FIN 48 utilizes a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.

4.   Business Combination

As discussed in Note 2, from the period April 1, 2003 through June 1, 2005, during which time the Company did not control Hawaiian, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. In connection with Hawaiian’s reorganization and emergence from bankruptcy, the Company issued debt and equity

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

securities to holders of certain claims in Hawaiian’s bankruptcy case in order to consummate the Joint Plan and to regain control of Hawaiian at the Effective Date. The Company’s reacquisition of Hawaiian was accounted for as a business combination, and Hawaiian’s results of operations are included in the Company’s results of operations since June 2, 2005.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Of the total estimated purchase price, $192.1 million was ultimately allocated to amortizable intangible assets, and $13.0 million was allocated to intangible assets with indefinite lives. The Company ultimately recorded $93.6 million of goodwill representing the estimated purchase price in excess of the fair value of the tangible and intangible assets acquired and the liabilities assumed. Intangible assets with indefinite lives consist of the estimated fair value allocated to the Hawaiian Airlines trade name, which was determined to have an indefinite useful life due to several factors and considerations, including the length of time that the Hawaiian Airlines trade name has been in use, the Hawaiian Airlines brand awareness and market position, and the assumed continued use of the Hawaiian Airlines trade name.

The difference between the $93.6 million carrying value of goodwill as of December 31, 2006 and the $105.8 million of goodwill recorded at June 2, 2005 is primarily due to a $13.3 million correction to reduce the accumulated pension benefit obligation at June 2, 2005. The remaining difference is due to net adjustments resulting from the finalization of appraisals done by independent valuation specialists of certain of the assets acquired and liabilities assumed by the Company (preliminary appraisals of such assets and liabilities had been used to initially record such assets and liabilities), and the recognition of certain contingent assets and liabilities. See Note 9 for further discussion of the $13.3 million correction of the accumulated benefit obligation.

The following table summarizes the gross carrying values of intangible assets less accumulated amortization as of December 31, 2006, and the useful lives assigned to each asset. During the year ended December 31, 2006, the Company reduced the aircraft and engine lease intangible asset and accumulated amortization by $5.5 million and $0.7 million, respectively, related to certain aircraft and engine leases with AWMS I, an affiliate of AWAS (formerly Ansett Worldwide Aviation Services, Inc., along with its affiliates, including AWMS I, referred to herein as “AWAS”) that the Company terminated and modified in December 2006 (see Note 7).

	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(25,308)	$94,592	7.5
Favorable aircraft and engine leases	32,710	(7,530)	25,180	8.5	(*)
Favorable aircraft maintenance contracts	18,200	(2,049)	16,151	14	(*)
Frequent flyer program—customer relations	12,200	(1,748)	10,452	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(475)	3,185	12
Total intangible assets	$199,670	$(37,110)	$162,560

(*)          Weighted average based on gross carrying values and estimated useful lives as of June 2, 2005. The range of useful lives was from approximately 16 years for a favorable aircraft lease to approximately six years for a favorable aircraft maintenance contract.

Amortization expense related to the above intangible assets were $23.8 million and $13.9 million, respectively for the year ended December 31, 2006 and the period June 2, 2005 through December 31, 2005. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying consolidated statement of operations for the years ended December 31, 2006 and 2005. The estimated future amortization expense as of December 31, 2006 of the intangible assets subject to amortization is as follows (in thousands):

2007	$23,448
2008	23,448
2009	23,448
2010	23,448
2011	23,347
Thereafter	32,421
$149,560

The following table presents pro forma financial information as if the business combination had occurred on January 1, 2005 (in thousands, except per share data).

Year ended
December 31, 2005
Operating revenue	$818,013
Operating loss	(137)
Income (loss) before income taxes	6,512
Net loss	(26,969)
Net Loss Per Common Stock Share:
Basic and diluted	$(0.59)
Weighted Average Number of Common Stock Shares Outstanding:
Basic and diluted	45,856

5.   Financial Instruments and Fuel Risk Management

Financial Instruments

Short term investments as of December 31, 2006 and 2005 consisted of (in thousands):

	December 31,
	2006	2005
Auction rate securities	$27,975	$—
Foreign bonds	9,184	5,087
U.S. government agency mortgages	6,486	8,487
U.S. government agency notes	3,985	5,951
Corporate and bank notes	—	3,708
	$47,630	$23,233

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Short term investments at December 31, 2006, by contractual maturity included (in thousands):

Due in one year or less	$7,002
Due between one and two years	5,544
Due after two years	35,084
$47,630

All short term investments are classified as available-for-sale and stated at fair value. Gross realized and unrealized gains and losses are not material for all periods presented. The Company’s short term investments as of December 31, 2005 were previously classified within cash equivalents. However, in connection with the preparation of these annual financial statements, the Company determined that these investments were more appropriately classified as short term investments and made the resulting reclassifications in the accompanying financial statements, the effect of which was to lower each of cash and cash equivalents as of December 31, 2005, and cash provided by investing activities for the year then ended, by $23.2 million.

The fair value of the Company’s debt with a carrying value of $260.4 million and $89.5 million at December 31, 2006 and 2005, respectively, was approximately $261.8 million and $111.4 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated incremental rate of borrowing for similar liabilities as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, short term investments, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company has adopted a comprehensive fuel hedging program that provides it with the flexibility of utilizing certain derivative financial instruments, such as heating oil forward contracts and jet fuel forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Heating oil forward contracts and/or jet fuel forward contracts are utilized to hedge a portion of Hawaiian’s anticipated aircraft fuel needs. The Company accounts for its fuel derivative contracts as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). The heating oil and jet fuel forward contracts are recorded at fair value in other current assets and/or other current liabilities in the accompanying consolidated balance sheet with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged is used. Any ineffective portion of a change in fair value is immediately recognized into earnings as a component of other nonoperating income (expense). The Company does not hold or issue derivative financial instruments for trading purposes. The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of the Company’s exposure resulting from the use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments.

As of June 2, 2005, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 45% of its fuel requirements for the subsequent 12-month period. The fair value of the jet fuel forward contracts of $4.7 million was recorded in prepaid expenses upon the Company’s acquisition of Hawaiian. From June 2, 2005 until August 31, 2005, the jet fuel forward contracts

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

did not qualify as hedges under SFAS 133, because the Company did not have the required documentation during that period. As a result, the increase in the fair value of the jet fuel forward contracts during the period June 2, 2005 through August 31, 2005 of $14.5 million, consisting of both realized and unrealized gains, was recorded as a component of other nonoperating income. As of September 1, 2005, the Company completed, and has subsequently maintained for all periods, its required documentation and designated the effectiveness of their jet fuel forward contracts based on the changes in fair value attributable to changes in spot prices; the change in fair value related to the changes in the difference between the spot price and the forward price (i.e., the spot-forward difference) are excluded from the assessment of hedge effectiveness.

As of December 31, 2006, the Company had hedged approximately 28%, 9% and 1% for the first, second and third quarters of 2007, respectively, using jet fuel forward contracts with a weighted average contract price of $1.95 per gallon. At December 31, 2006, the Company’s fuel hedges outstanding were in a loss position. The fair value of the Company’s obligation related to these contracts was $1.1 million and is included in other current liabilities in the consolidated balance sheet. At December 31, 2005, the Company’s fuel hedges outstanding were in a gain position. The fair value of the jet fuel forward contracts as of December 31, 2005 was $2.4 million and was recorded in prepaid expenses in the consolidated balance sheet.

For the years ended December 31, 2006 and 2005, hedge ineffectiveness was not material. The Company recognized $7.3 million of nonoperating losses and $2.5 million of nonoperating gains related to spot-forward differences for the years ended December 31, 2006 and 2005, respectively. The Company recorded losses of $0.9 million and $4.2 million related to fuel hedging instruments as a component of fuel expense for the years ended December 31, 2006 and 2005, respectively. Realized gains of $0.2 million and unrealized losses of $0.4 million were deferred as a component of accumulated other comprehensive income (loss) on the balance sheet as of December 31, 2006. Realized losses of $0.9 million and unrealized losses of $11.3 million were deferred as a component of accumulated other comprehensive income (loss) on the balance sheet as of December 31, 2005.

The Company does not require collateral or other security to support its derivative financial instruments. Therefore, the Company is exposed to credit risks to the extent of the positive fair value of its jet fuel forward contracts in the event the counterparty fails to meet its obligations; however, the Company does not expect this counterparty to fail to meet its obligations.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

6.                 Debt and Common Stock Warrant

Long-term debt as of December 31, 2006 and 2005 consisted of the following obligations:

	2006	2005
Hawaiian Holdings	(in thousands)
5% subordinated convertible notes due June 1, 2010, interest at 5.0%, interest only semi-annual payments	$—	$52,278
Less unamortized discount on 5% subordinated convertible notes	—	(34,155)
	—	18,123
Less current maturities	—	—
	$—	$18,123
Hawaiian Airlines
Term A Credit Facility, variable interest rates of 9.75% (base rate loans) and 9.35% (LIBOR rate loans) (weighted average of 9.38% at December 31, 2006), level quarterly principal payments of $2.5 million each plus interest through December 10, 2010 with the remaining balance due at maturity	$55,000	$20,833
Term B Credit Facility loan due March 11, 2011, interest at 9%, interest only quarterly payments	62,500	25,000
Secured loans, variable interest rate of 8.72% at December 31, 2006 (LIBOR rate loans), monthly payments of principal and interest through December 2013 with the remaining balance of $52.2 million due at maturity Notes payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	126,000	—
IRS notes payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	23,016	27,466
Capital lease obligations (see Note 7)	976	1,153
Other, monthly payments of principal and interest at various interest rates through April 2008 (weighted average interest rate of 5.43% at December 31, 2006)	30	81
Total long-term debt and capital lease obligations	267,522	74,533
Less unamortized discounts on debt:
9% term loan due March 11, 2011	(4,737)	—
5% notes payable due June 1, 2011	(1,412)	(2,016)
	(6,149)	(2,016)
Less current maturities	(22,992)	(13,064)
	$238,381	$59,453

Subordinated Convertible Notes

On June 1, 2005, the Company and RC Aviation entered into an agreement, pursuant to which RC Aviation and its members purchased from the Company Series A Subordinated Convertible Notes due June 1, 2010 (the Series A Notes) and Series B Subordinated Convertible Notes due June 1, 2010 (the Series B Notes and, together with the Series A Notes, the Notes), in the aggregate principal amount of $60.0 million. The Notes provided for interest at a rate of 5% per annum, payable in cash or additional Notes at the option of the Company. The Notes were convertible into the Company’s common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes were convertible into 8,933,000 shares and 4,860,103 shares, respectively, of the Company’s common stock at any time after the first anniversary of the issuance thereof. The Notes were to become due in five years from the issue date, if not prepaid or

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

converted prior to such date. The Company had the right, and had covenanted to use its best efforts, to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to purchase shares of the Company’s newly designated Series E Preferred Stock of the Company. In July 2005, such warrant was automatically exchanged, upon the occurrence of certain events (including stockholder approval), for a warrant to purchase up to 10% of the fully-diluted shares of the Company’s common stock (6,855,685 shares) at an exercise price of $7.20 per share (the Common Stock Warrant). In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of Common Stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

At issuance, the Notes were convertible into common stock of the Company at a price per share that was lower than the closing share price of the Company’s common stock as of the date, which difference constituted a beneficial conversion feature. In accordance with EITF Consensus 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), the intrinsic value of the beneficial conversion feature as of June 1, 2005 of $27.8 million was recorded as and is included in capital in excess of par value in the consolidated balance sheet as of December 31, 2005. The fair value of the Common Stock Warrant of $13.5 million was also recorded to capital in excess of par value. As a result of the amounts ascribed to the beneficial conversion feature and the Common Stock Warrant, the Notes were recorded at a substantial discount, which was amortized using the effective interest rate method to interest expense over the stated lives of the Notes. The initial carrying value of the Notes was $18.7 million and the initial effective interest rate on the Notes was 33.5%.

During the fourth quarter of 2005, the Company repurchased $7.7 million in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock Warrant. The Company recognized losses of $4.2 million as a result of these repurchases. These losses are included in losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements in the consolidated statement of operations for the year ended December 31, 2005.

On April 21, 2006, the Company redeemed all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. The Company incurred a $28.0 million nonoperating loss on the redemption of the Notes due principally to the accelerated amortization of the remaining discount associated with the Notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company’s common stock issued to the former holders of these Notes remain outstanding under their original terms until June 1, 2010.

Term A and B Credit Facilities

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the lenders (the Term A Credit Facility). Indebtedness under the Term A Credit Facility is secured by substantially all Hawaiian’s tangible and certain of its intangible assets. Upon inception, the Term A Credit Facility provided Hawaiian with a variable interest rate $50.0 million senior secured credit facility comprised of: (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on certain of Hawaiian’s eligible assets (as defined in the agreement), with $15.0 million sub-limits

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

for letters of credit and $5.0 million in swing loans; and (ii) a three-year $25.0 million term loan. Indebtedness under the Term A Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the Wells Fargo Bank N.A. published prime rate plus 150 basis points, and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus 400 basis points, subject to certain adjustments as defined in the Term A Credit Facility. However, at no time during the term of the Term A Credit Facility will the interest rate be less than 5.0% per annum.

On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the lenders (the Term B Credit Facility). The Term B Credit Facility was secured by liens on substantially all of the assets of Hawaiian, subordinate to the prior liens granted to the lenders under the Term A Credit Facility. As of December 31, 2005, the Term B Credit Facility provided Hawaiian with an additional $25.0 million term loan at an interest rate of 10.0% per annum, with interest payable quarterly in arrears.

On March 13, 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the Term A and Term B Credit Facilities to cumulatively increase the facilities by $91.3 million. Proceeds from the additional borrowings were used to redeem the Notes and fund a portion of the purchase price and modification costs of four used Boeing 767-300 aircraft acquired by the Company during the first quarter of 2006. The amendment of the Term A Credit Facility was accounted for as a modification, and the Company expensed $1.4 million of legal and other professional fees paid to third parties in connection with amending that facility. The amendment of the Term B Credit Facility was accounted for as an extinguishment, and the Company incurred a nonoperating loss of $1.7 million in connection with amending that facility. The cumulative $3.1 million of losses related to these transactions was recorded in losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements in the consolidated statement of operations for the year ended December 31, 2006. In connection with the amendment of the Term B Credit Facility, the Company also issued warrants to the Term B Credit Facility lenders and another party to acquire 4,050,000 shares of its common stock (the Term B Warrants).

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

As of December 31, 2006, the Term A Credit Facility consisted of a $55 million, 9.38% variable interest rate amortizing term loan due December 10, 2010 and a $25 million revolving line of credit under which Hawaiian had issued approximately $4.8 million in letters of credit as of December 31, 2006. The Term B Credit Facility consisted of a $62.5 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011. The remaining debt discount on the Term B Credit Facility at December 31, 2006 of $4.7 million is being amortized using the effective interest method (at approximately 11.3%) through March 2011. The terms of the Term A and Term B Credit Facilities restrict the Company’s ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments,

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the Company’s assets. The terms of the Term A and Term B Credit Facilities also restrict the ability of Hawaiian to make dividends or advances to the Company. The Term A and Term B Credit Facilities include customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Company was in compliance with the covenants of these facilities as of December 31, 2006. Parent company only financial information is presented in Note 14.

Other notes payable

In December 2006, Hawaiian, as borrower, entered into three loan agreements to finance the purchase of three Boeing 767-300ER aircraft, previously leased from AWAS. The loans each provided Hawaiian with $42 million, for a total of $126 million. The loans are secured by the three aircraft and related property (engines, records, warranties, etc.), and bear interest at a per annum rate equal to the LIBOR rate plus 337 basis points. Principal and interest payments are due monthly, with a balloon payment equal to 41.4% of the original principal amount of the loan due upon maturity in December 2013.

In May 2005, Hawaiian issued two, 5.00% unsecured notes payable to the Internal Revenue Service (IRS) totaling $29.5 million for the settlement of certain pre-petition and administrative tax claims (see Note 8). The notes were subsequently discounted by approximately $2.4 million after adjustment to their fair values at June 2, 2005. As of December 31, 2006 and 2005, the unamortized carrying values of the notes were approximately $21.6 million and $25.4 million, respectively. As of December 31, 2006 and 2005, the unamortized discounts were $1.4 million and $2.0 million, respectively.

The maturities of long-term debt over the next five years as of December 31, 2006 were as follows (in thousands):

2007	$22,809
2008	23,743
2009	24,836
2010	40,991
2011	76,849

Interest payments were $12.3 million and $4.7 million in 2006 and 2005, respectively

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

In December 2006, Hawaiian purchased three of the seven Boeing 767 aircraft previously leased from AWAS, and modified the leases on the remaining four Boeing 767 aircraft. The amended aircraft leases removed a provision of the previous agreements that allowed AWAS to exercise early termination options

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

beginning in 2007, shortened the term of the leases and modified the monthly rent due under the lease agreements. Concurrent with the aircraft transactions, the Company and AWAS also amended the leases for three spare engines. The amended leases include a purchase option in 2007. If the purchase option is not exercised, the leases terminate from 2007 through 2009. Losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements includes a net expense of $2.7 million to write-off lease-related intangible assets and unfavorable lease liabilities related to the terminated and modified leases that had been recorded upon Hawaiian’s emergence from bankruptcy in June 2005. In addition, solely a result of the reductions in the lease terms of the spare engines, the Company expensed $0.9 million of maintenance deposits that the Company had previously determined to be recoverable through future maintenance activities, and began expensing certain maintenance deposits as they become due, as it is no longer probable that those deposits will be recoverable through future maintenance activities prior to the end of the lease.

As of December 31, 2006, the Company had 11 Boeing 767-300ER aircraft and 11 Boeing 717-200 aircraft under operating leases with remaining basic lease terms ranging from approximately three years to 15 years. The Company currently leases four Boeing 767 aircraft from AWAS, four Boeing 767 aircraft from International Lease Finance Corporation, three Boeing 767 aircraft from BCC Equipment Leasing Corporation, an affiliate of Boeing Capital Corporation (BCC), and 11 Boeing 717 aircraft from Wells Fargo Bank Northwest, N.A., as owner trustee for the benefit of BCC as owner participant. Under these lease agreements, Hawaiian is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by Hawaiian to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once Hawaiian successfully completes such qualified scheduled airframe, engine and landing gear overhauls. Hawaiian’s aircraft lease agreements also contain provisions routinely included in aircraft lease agreements, including in some cases stipulated loss values and termination values. Stipulated loss values are negotiated amounts that must be paid by Hawaiian to the aircraft lessor upon the occurrence of certain aircraft loss events. Termination values are negotiated amounts that must be paid by Hawaiian to terminate the lease.

As of December 31, 2006, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows (in thousands):

	Capital	Operating Leases
	Leases	Aircraft(*)	Other
2007	$271	$88,405	$3,782
2008	227	90,315	3,555
2009	120	85,580	3,431
2010	102	64,480	2,923
2011	102	63,387	2,923
Thereafter	535	380,359	14,184
	1,357	$772,526	$30,798
Less amounts representing interest (at a weighted average imputed interest rate of 10.3%)	381
Present value of minimum capital lease payments	$976

(*)           Includes rentals due under operating leases for spare aircraft engines and certain aircraft parts, which corresponding expenses are classified as aircraft rent at the accompanying consolidated statements of operations.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Rent expense was $125.1 million and $71.8 million, respectively, during the years ended December 31, 2006 and 2005 (during the period in which the Company consolidated Hawaiian).

8.                 Income Taxes

The components of the income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Current
Federal	$(517)	$(2,036)	$—
State	54	11
	(463)	(2,025)	—
Deferred
Federal	$—	$20,429	$—
State	—	4,436	—
	—	24,865	—
Provision for income taxes	$(463)	$22,840	$—

Cash payments for federal and state income taxes were $17.7 million during the year ended December 31, 2006. There were no payments made for federal and state income taxes for the years ended December 31, 2005 and 2004.

The reconciliation of income tax expense (benefit) computed at the United States federal statutory tax rates to income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Income tax expense (benefit) at the U.S. statutory rate	$(14,354)	$3,665	$(2,542)
State income taxes, net of federal income tax	(493)	1,145	(424)
Change in deferred tax valuation allowance	3,005	14,075	974
Convertible debt discount amortization	10,472	1,297	—
Bankruptcy reorganization costs	—	538	—
Other	907	2,120	1,992
Provision for income taxes	$(463)	$22,840	$—

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Accumulated pension and other postretirement benefits	$50,445	$78,551
Leases	50,942	64,563
Air traffic liability	26,835	21,419
Net operating loss carryforwards	2,365	2,354
Other	13,835	14,542
Total gross deferred tax assets	144,422	181,429
Less valuation allowance on deferred tax assets	(86,006)	(116,038)
Net deferred tax assets	58,416	65,391
Deferred tax liabilities:
Intangible assets	$(53,858)	$(62,425)
Plant and equipment, principally accelerated depreciation	(4,558)	(2,966)
Total deferred tax liabilities	(58,416)	(65,391)
Net deferred taxes	$—	$—

The Company’s effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets, the non-deductibility of certain expenses, and state income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to carry back net operating losses (NOLs) to periods in which the Company or Hawaiian had net taxable income, the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting NOL carryforwards prior to expiration. As of December 31, 2006 and 2005, the Company recognized a full valuation allowance on its net deferred tax assets. As a result, the valuation allowance for deferred tax assets decreased by $30.0 million and increased by $114.0 million and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. The decrease in valuation allowance for the year ended December 31, 2006 impacts the provision (benefit) for income taxes, other comprehensive loss, and goodwill for $3.0 million, $(27.0) million and $(6.0) million, respectively. The increase in valuation allowance for the year ended December 31, 2005 impacts the provision (benefit) for income taxes, other comprehensive loss, and goodwill for $14.1 million, $4.9 million and $(2.4) million, respectively. The increase in the valuation allowance for the year ended December 31, 2004 only impacts the provision (benefit) for income taxes.

As of December 31, 2006, the Company had total NOL carryforwards of approximately $6.3 million available to offset future taxable income. If not used to offset future taxable income, the NOLs will expire between the years 2007 and 2009. Additionally, Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (IRC Section 382). IRC Section 382 places an annual limitation on the amount of taxable income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain “built-in” income items. This limitation applies to all net operating losses incurred prior to the ownership change. During the year ended December 31, 2006,

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

the Company utilized $0.5 million of the net operating loss carryforwards resulting in an income tax benefit of $0.2 million, which was credited to goodwill. Future utilization of the net operating loss carryforwards may result in a reduction in goodwill.

During 2003, the IRS commenced an audit of Hawaiian’s 2001 and 2002 tax years, covering taxes for income, fuel excise, and other matters. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim. Other issues under audit were settled with the IRS resulting in a net liability of approximately $7.7 million. As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, in May 2005, Hawaiian issued two, 5% notes payable to the IRS totaling approximately $29.5 million, the unamortized balance of those notes being approximately $23.0 million as of December 31, 2006. The notes mature on June 1, 2011.

In October 2006, the IRS issued a Revenue Agent’s Report summarizing the income tax examination changes for tax year 2003. Most issues related to the examination of Hawaiian’s 2003 federal income tax return have been resolved and agreed upon. Examination issues for 2003 that have not been resolved and agreed upon have proceeded to the Appeals Office of the IRS. The $1.0 million benefit resulting from the agreed issues related to the 2003 IRS examination was recorded as a credit to goodwill during the year ended December 31, 2006.

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

9.   Benefit Plans

Hawaiian sponsors three defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen effective October 1, 1993. The new collective bargaining agreement that Hawaiian’s pilots ratified in January 2007 provides that benefit accruals for pilots under age 50 as of July 1, 2005 will be frozen effective January 1, 2008, and that Hawaiian will begin to make contributions to an alternate defined contribution retirement program for pilots. All of the pilots’ existing accrued benefits under their defined benefit plan at the date of the freeze will be preserved, but there will be no further benefit accruals after the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). The pilots’ plan is funded based on minimum Employee Retirement Income Security Act of 1974 (ERISA) requirements, but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements.

In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian’s pilot group are eligible for

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	Pension	Other
	Benefits	Benefits
Accumulated benefit obligation	$338,188	$55,950
Projected benefit obligation	347,139	55,950
Fair value of plan assets	(202,105)	—
Accrued benefit obligation	$145,034	$55,950

Discount rate	5.0%
Expected return on plan assets	7.9%
Rate of compensation increase (pilots only)	1.0%

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an Amendment of FASB Statements No. 87, 88, 106 and 132R)” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Also, under SFAS 158, gains and losses and prior service costs and credits under Statements No. 87 and No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of income tax effects, until they are recognized as a component of net periodic benefit expense. SFAS 158 does not change the amount of net periodic benefit expense recognized in the results of operations. The adoption of SFAS 158 at December 31, 2006 resulted in a decrease to accumulated pension and other postretirement benefit obligations and an increase to shareholders’ equity (deficiency) of approximately $56.7 million.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the accompanying balance sheets as of December 31, 2006 and 2005 (in thousands):

	2006		2005
	Pension	Other	Pension	Other
Change in benefit obligation
Benefit obligation, beginning of period(a)	$330,860	$56,717	$347,139	$55,950
Service cost	7,400	2,310	3,283	1,781
Interest cost	17,886	2,976	9,996	1,619
Actuarial gains and losses	(2,468)	(5,711)	—	—
Assumption changes	—	—	(21,014)	(1,781)
Benefits paid	(14,945)	(1,349)	(8,544)	(852)
less: federal subsidy on benefits paid	N/A	27	N/A	N/A
Actuarial valuation adjustment(b)	(11,297)	—	—	—
Benefit obligation at end of year(c)	$327,436	$54,970	$330,860	$56,717
Change in plan assets
Fair value of assets, beginning of period(a)	$219,897	$—	$202,105	$—
Actual return on plan assets	37,537	—	15,699	—
Employer contribution	10,940	1,349	10,637	852
Benefits paid	(14,945)	(1,349)	(8,544)	(852)
Fair value of assets at end of year	$253,429	$—	$219,897	$—
Funded status
Fair value of plan assets	$253,429	$—	$219,897	$—
Benefit obligations	327,436	54,970	330,860	56,717
Funded status—underfunded	(74,007)	(54,970)	(110,963)	(56,717)
Unrecognized actuarial gain	N/A	N/A	(27,372)	(1,780)
Amount recognized, end of year	$(74,007)	$(54,970)	$(138,335)	$(58,497)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(12)	$(1,686)	N/A	N/A
Noncurrent benefit liability	(73,995)	(53,284)	N/A	N/A
Accrued benefit cost	N/A	N/A	(138,335)	(58,497)
	$(74,007)	$(54,970)	$(138,335)	$(58,497)
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
Discount rate to determine net periodic benefit expense	5.50%	5.50%	5.00%	5.00%
Discount rate to determine projected benefit obligation	5.86%	5.90%	5.50%	5.50%
Expected return on plan assets	7.90%	Not applicable	7.90%	Not applicable
Rate of compensation increase	Various *	Not applicable	Various *	Not applicable

(a)           For 2005, the beginning of period represents the balance as of June 2, 2005 recorded in purchase accounting.

(b)          See discussion of the actuarial valuation adjustment below.

(c)           The accumulated pension benefit obligation as of December 31, 2006 and 2005 was $320.4 million and $323.5 million, respectively.

*                    Differs for each pilot. For pilots age 50 and older at July 1, 2005, amount needed to bring pilot’s final pay to $168,000 in 2005 dollars, indexed 1.0% per year after 2005. For pilots under age 50 at July 1, 2005, compensation was assumed to increase according to negotiated pay increases, and changes in pay grades, aircraft and seat position, until December 31, 2007, indexed at 1% per year. The rate of compensation increase is not applicable to the frozen plans.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Included in accumulated other comprehensive income (loss) at December 31, 2006 are net actuarial gains of $49.4 million related to the Company’s defined benefit pension obligation and $7.4 million related to the Company’s other postretirement benefit obligations, of which $1.5 million and $0.2 million, respectively, are estimated to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in 2007.

At December 31, 2005, the health care cost trend rate was assumed to be 9.5% for 2006 and decrease gradually to 5.0% in 2014. At December 31, 2006, the health care cost trend rate was assumed to be 9.0% for 2007 and decrease gradually to 5.0% in 2014. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (in thousands):

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$998	$(801)
Effect on postretirement benefit obligation	9,118	(7,438)

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan’s assets, including the trustee’s review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Hawaiian’s expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The actual asset allocation percentages by category as of December 31, 2006, the target allocation of assets by category, and the expected long-term rate of return by category are as follows:

	Asset Allocation			Expected
	As of December 31			Long-Term
	2006	2005	Target	Rate of Return
U.S. equities	25.6%	27.5%	27.5%	9.6%
Fixed income	32.9%	34.4%	35.0%	4.7%
International equities	31.3%	28.3%	27.5%	10.8%
Other	10.2%	9.8%	10.0%	6.7%
	100.0%	100.0%	100.0%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company made scheduled contributions of $10.9 million and $23.3 million in 2006 and 2005, respectively. Based on current legislation and current assumptions, the Company anticipates contributing $8.7 million to Hawaiian’s defined benefit pension plans during 2007. The Company projects that Hawaiian’s pension plans and other post retirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in thousands):

		Other Postretirement Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
2007	16,657	1,719	(34)
2008	17,985	2,130	(39)
2009	19,152	2,474	(46)
2010	20,062	2,803	(52)
2011	20,972	3,052	(60)
2012 through 2016	119,630	18,257	(474)

The following table sets forth the net periodic benefit cost for the years ended December 31, 2006 and, during those periods in which the Company consolidated Hawaiian. The Company did not consolidate Hawaiian in 2004 (in thousands).

	2006		2005(*)
Components of Net Periodic Benefit Cost	Pension	Other	Pension	Other
Service cost	$7,400	$2,310	$3,283	$1,781
Interest cost	17,886	2,976	9,996	1,619
Expected return on plan assets	(17,176)	—	(9,342)	—
Amortization of prior service cost	—	—	—	—
Recognized net actuarial (gain) loss	(2)	(100)	—	—
Curtailment and termination benefits	—	—	—	—
Actuarial valuation adjustment(a)	1,141	—	—	—
Net periodic benefit cost	$9,249	$5,186	$3,937	$3,400

(*)          Only represents the period (June 2, 2005 to December 31, 2005) during which Hawaiian was consolidated by the Company.

(a)           See discussion of the actuarial valuation adjustment below.

During 2006, the Company determined that its pension obligation as of June 2, 2005, the date of Hawaiian’s emergence from bankruptcy, was overstated by $13.3 million. The impact of this error was to overstate goodwill and the pension obligation as of June 2, 2005 by approximately $13.3 million. In addition, pension expense was understated by $1.1 million for 2005 and $0.8 million of assumption changes were not reflected in the pension obligation balance as of December 31, 2005. Because the impact of the error was not material to the Company’s financial statement for either the current or prior year, the Company has corrected its accounting for the pension obligation during the year ended December 31, 2006.

Hawaiian also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions are not currently required under the terms of the pilots’ plan, but will be required subsequent to the freeze of the pilots’ defined

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

benefit plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan. Contributions to the flight attendants’ plan are funded currently and totaled approximately $2.5 million and $1.7 in 2006 and 2005, respectively, during the period Hawaiian was consolidated by the Company. Hawaiian is also required to contribute a minimum of 5.04%, up to a maximum of 9.04%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $4.7 million and $2.4 million in 2006 and 2005, respectively, during the period Hawaiian was consolidated by the Company.

10.   Capital Stock, Stock Compensation and Stock Option Plans

Common Stock

On June 14, 2004, RC Aviation purchased ten million shares of the Company’s common stock from AIP,  LLC (AIP), reducing AIP’s ownership of the Company to approximately 14 percent of the Company’s outstanding common stock. Also as part of the purchase, John W. Adams resigned as the Company’s Chairman and Chief Executive Officer and RC Aviation and AIP entered into a stockholders agreement, under which, among other things, AIP agreed to cause the directors that AIP had previously designated to the Board of Directors of the Company to resign (other than Gregory S. Anderson), and Lawrence S. Hershfield and Randall L. Jenson (the RC Designees) to be appointed to the Company’s Board of Directors. AIP also agreed, among other things, to vote all of its common stock and Special Preferred Stock (i) in favor of the election, as members of the Board of Directors of the Company, of persons identified by RC Aviation for nomination or so nominated in accordance with the Company’s Amended and Restated Certificate of Incorporation and the Company’s Amended Bylaws, (ii) to otherwise effect the intent of the stockholders agreement, which is to cause RC Designees to become members of the Board of Directors of the Company, and (iii) to otherwise vote such equity securities at the direction of RC Aviation. On December 30, 2004, the Company and AIP entered into an agreement whereby the four shares of Special Preferred Stock of the Company held by AIP were cancelled and AIP no longer has any beneficial ownership or any other form of right, title or interest in, the shares of Special Preferred Stock.

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

No dividends were paid by the Company during years ended December 31, 2006, 2005, or 2004. Restrictions in the Term A and Term B Credit Facility and certain of the Company’s aircraft lease agreements restrict the Company’s ability to pay dividends.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Adoption of SFAS 123R

The Company has a stock option plan for its officers and non-employee directors and a stock bonus plan for all of its other employees. Effective January 1, 2006, the Company adopted SFAS 123R to account for grants and awards made under these plans. SFAS 123R superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123). Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

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

Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized stock-compensation expense were reported as operating cash flows. Under SFAS 123R, such excess tax benefits are reported as financing cash flows. Although total cash flow remains unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS 123R. For the year ended December 31, 2006, there were excess tax benefits of $0.2 million, which are classified as financing cash flows at the accompanying consolidated condensed statement of cash flows.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Incentive Plan

On July 7, 2005, the Company’s shareholders approved the Company’s 2005 Stock Incentive Plan (the Plan), which superseded the Company’s 1996 Stock Incentive Plan and 1996 Nonemployee Director Stock Option Plan (the Prior Plans), which would have expired under their terms in 2006. The Plan allows for the issuance of eight million shares of common stock, which includes approximately 1.1 million shares to be rolled over from the Company’s Prior Plans and approximately 6.9 million additional shares of common stock. The Plan authorizes the Compensation Committee of the Company’s Board of Directors (the Compensation Committee) to grant to participants: (i) options to purchase common stock, which may be in the form of non-statutory stock options or, if granted to employees, Incentive Stock Options; (ii) stock appreciation rights; (iii) deferred stock units; (iv) restricted common stock with such restriction periods, restrictions or transferability, and performance goals as the Compensation Committee may designate at the time of the grant; (v) cash payments that may be granted separately or as a supplement to any stock-based award; (vi) dividend rights to participants, which entitles a participant to receive the dividends on common stock to which the participant would be entitled if the participant owned the number of shares of common stock represented by the dividend rights; and (vii) other stock-based awards as deemed by the Compensation Committee to be consistent with the purposes of the Plan. The Plan also authorizes the Governance and Nominating Committee of the Company’s Board of Directors to grant and administer director options. The term of each award will be determined by the Compensation Committee at the time each award is granted, provided that the terms of options, stock appreciation rights and dividend rights may not exceed ten years.

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

Options granted under the Plan have exercise prices equal to the fair value of the Company’s common stock at the grant date, generally vest and become fully exercisable over periods ranging from two to four years and have ten-year terms. For grants that are subject to graded vesting over the service period, the Company historically recognized for purposes of the pro forma disclosures permitted by SFAS 123 and will

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

continue to recognize expense on a straight-line basis over the requisite service period for the entire award. None of the Company’s grants include performance-based or market-based vesting conditions.

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

Stock option activity during the year ended December 31, 2006 is summarized in the following table:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2005	2,826,498	$4.02
Granted during the period	439,886	$4.20
Exercised during the period	(352,000)	$2.70
Cancelled during the period	(18,536)	$4.81
Outstanding at December 31, 2006	2,895,848	$4.20	8.5	$2,075
Exercisable at December 31, 2006	1,176,008	$3.70	7.8	$1,426

For share-based compensation recognized for the year ended December 31, 2006, as a result of the adoption of SFAS 123R, as well as pro forma disclosures according to the original provisions of SFAS 123 for periods prior to the adoption of SFAS 123R, the Company used the Black-Scholes-Merton option-pricing model to estimate the fair value of the stock options granted.  The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Year ended December 31,
	2006	2005
Weighted average fair value per share for options granted	$2.12	$2.81
Stock options granted during the year	439,886	1,996,498
Assumptions:
Weighted average volatility for options granted	44.48%	57.91%
Weighted average risk-free rate for options granted	4.71%	4.19%
Weighted average expected life rate for options granted	6.3	6.9
Expected dividend yield	0.00%	0.00%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

There were no stock options granted during the year ended December 31, 2004.

The following tables are based on selected ranges of exercise prices for the Company’s outstanding and exercisable stock options as of December 31, 2006.

	Options Outstanding
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$2.10 - $2.90	318,000	$2.36	5.7
$3.05 - $3.92	584,000	$3.60	8.5
$4.25 - $5.00	1,993,848	$4.67	8.7
$2.10 - $5.00	2,895,848	$4.20	8.5

	Options Exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$2.10 - $2.90	318,000	$2.36	5.7
$3.05 - $3.78	370,000	$3.53	7.9
$4.25 - $5.00	488,008	$4.70	8.5
$2.10 - $5.00	1,176,008	$3.70	7.8

The total intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised was $0.4 million, $0.3 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock Bonus Plan

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees were granted 1.5 million shares of the Company’s common stock. Approximately 275,000 and 608,000 of these shares were distributed to Hawaiian’s employees on February 14, 2006 and May 1, 2006, respectively, and the remaining shares will be distributed on May 1, 2007. The May 2006 distribution was and the May 2007 distribution will be based on each eligible employee’s pro rata share of the applicable cumulative W-2 wages for the tax year preceding the year of each distribution. The Company recognized approximately $2.6 million and $4.0 million of compensation expense for the years ended December 31, 2006 and 2005, respectively, related to the Stock Bonus Plan.

Impact on Earnings due to Adoption of SFAS 123R

Total share-based compensation expense recognized by the Company under SFAS 123R was $5.0 million for the year ended December 31, 2006, which was $2.0 million (or $0.04 per basic and diluted net loss per common stock share) more than what share-based compensation expense would have been under the previous accounting under APB 25 for that period in 2006. As of December 31, 2006, $3.1 million of compensation expense related to unvested stock options (inclusive of $0.3 million for stock options granted to non-employee directors) attributable to future performance had not yet been

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

recognized, which related expense will be recognized over a weighted average period of approximately two years. The Company will also recognize approximately $0.9 million of compensation expense during 2007 related to the final distribution in May 2007 of the Company’s common stock granted under its stock bonus plan in June 2005.

The following table illustrates the pro forma effects on net loss for the years ended December 31, 2005 and 2004 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123. The fair values for the stock options were estimated at the dates the options were granted using the Black-Scholes-Merton option pricing model (in thousands, except per share data).

	Year Ended December 31,
	2005	2004
Net loss—as reported	$(12,366)	$(7,262)
Add: stock-based employee compensation included in reported net loss, net of tax	2,636	—
Less: stock-based employee compensation expense determined under the fair value method for all grants, net of tax	(3,303)	(318)
Pro forma net loss	$(13,033)	$(7,580)
Basic and diluted loss per share
As reported	$(0.31)	$(0.24)
Pro forma	$(0.33)	$(0.26)

11.   Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to various legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

12.          Related Party Transactions

RC Aviation, a principal stockholder of the Company, owned or beneficially owned approximately 36% of the Company’s outstanding shares of common stock as of December 31, 2005. Prior to the effective date of the Joint Plan, RC Aviation purchased the lease claims of BCC and AWAS, and elected to receive cash equal to fifty percent of the claims and common stock equal to fifty percent of the claims. RC Aviation distributed, also prior to the effective date, the lease claims to its members who had funded the purchase price of those claims. In exchange for those claims, on the effective date of the Joint Plan, members of RC Aviation received $87.0 million and 14.1 million shares of the Company’s common stock.

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

During the fourth quarter of 2005, the Company repurchased $7.7 million in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock Warrant, from members of RC Aviation. The Company recognized losses of $4.2 million as a result of these repurchases. These losses are included in losses due to redemption, prepayment, extinguishment and modification of long-term debt and leases in the consolidated statement of operations for the year ended December 31, 2005. As of December 31, 2005, after giving effect to the warrant repurchases in connection with the Note repurchases, RC Aviation and certain of its members held warrants to purchase approximately 6.0 million shares of common stock.

On April 21, 2006, the Company redeemed all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. The Company recognized a nonoperating loss of $28.0 million on the redemption of the Notes due principally to the accelerated amortization of the remaining original issue discount associated with the Notes when they were initially issued in June 2005.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

On May 3, 2006, following the effectiveness of the Company’s registration statement, RC Aviation distributed the Common Stock Warrant. In addition, on May 8, 2006, RC Aviation distributed 6,848,948 shares of common stock to its members from the 10,000,000 shares of common stock acquired from AIP, LLC in June 2004. On June 2, 2006, RC Aviation distributed 1,486,346 shares of common stock to certain of its members. As of December 31, 2006, RC Aviation owns or beneficially owns approximately 6.6% of the Company.

During December 2005, the Company made cash payments and grants of immediately vested stock options to Messrs. Hershfield and Jenson for consulting services provided to the Company during 2004 and 2005 for which they were not previously compensated. Mr. Hershfield was granted options to purchase 100,000 shares of common stock and a cash payment of $100,000; and Mr. Jenson was granted options to purchase 75,000 shares of common stock and a cash payment of $150,000. The Company recognized other operating expense of $0.4 million for these grants during the year ended December 31, 2005, which represented the fair value of the options on the date of grant. Additionally, the Company also authorized the payment of $10,000 per month to Mr. Hershfield, Mr. Jenson and/or their affiliates for continued consulting services to the Company.

During 2004 and 2005, Ranch Capital, LLC, an organization for which Messrs. Hershfield and Jenson serve as chief executive officer and managing director, respectively, paid approximately $69,000 and $52,000 on the Company’s behalf for travel expenses for Messrs. Hershfield and Jenson. As of December 31, 2006, the Company had reimbursed Ranch Capital for all of those travel expenses.

On July 26, 2004, Mr. Donald J. Carty, formerly a member of our board of directors, purchased 351,062 unregistered shares of the Company’s common stock for $2.0 million. The purchase price per share of common stock represented an approximate ten percent discount to the market price of the common stock on the date of the transaction.

Mr. William S. Swelbar, one of our directors, is the former President and Managing Partner of Eclat Consulting, Inc. (Eclat). During 2004, 2005 and 2006, Eclat received consulting fees in the amount $0.2 million, $0.5 million and $0.2 million, respectively, from Hawaiian.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

14.          Parent Company Only Financial Information

Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, as of and for the years ended December 31, 2006 and 2005 (in thousands):

Condensed Statements of Operations
Years ended December 31, 2006 and 2005

	Years ended December 31,
	2006	2005
Operating revenue	$—	$—
Opearting expenses	8,864	14,999
Operating loss	(8,864)	(14,999)
Nonoperating expense, net	(29,763)	(8,329)
Loss before income taxes and undistributed earnings of Hawaiian Airlines, Inc.	(38,627)	(23,328)
Income tax benefit	3,032	4,246
Loss before undistributed earnings of Hawaiian Airlines, Inc.	(35,595)	(19,082)
Undistributed net income (loss) of Hawaiian Airlines, Inc.	(4,952)	6,716
Net loss	$(40,547)	$(12,366)

Condensed Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash	$10,959	$9,492
Total	10,959	9,492
Investment in Hawaiian Airlines, Inc.	6,144	—
Due from Hawaiian Airlines, Inc	67,355	123,510
Other noncurrent assets	—	1,524
Total assets	$84,458	$134,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$591	$818
Other	230	788
Total	821	1,606
Long-term debt	$—	$18,123
Losses in excess of investment in Hawaiian Airlines, Inc.	—	66,730
Shareholders’ equity	83,637	48,067
Total liabilities and shareholders’ equity	$84,458	$134,526

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2006 and 2005

	Years ended December 31,
	2006	2005
Operating Activities:
Net loss	$(40,547)	$(12,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net income (loss) of subsidiaries	4,952	(6,716)
Deferred income taxes	—	3,416
Loss on repurchase of subordinated convertible notes	28,032	4,223
Other operating activities, net	424	(1,408)
Net cash used in operating activities	(7,139)	(12,851)
Investing Activities:
Net payments from Hawaiian Airlines	62,435	26,684
Net cash provided by investing activities	62,435	26,684
Financing Activities:
Proceeds from exercises of stock options	951	1,212
Repurchases of subordinated convertible notes and warrants	(54,891)	(7,722)
Tax benefit from stock option exercise	191	—
Other	(80)	—
Net cash used in financing activities	(53,829)	(6,510)
Net increase in cash	1,467	7,323
Cash—Beginning of Period	9,492	2,169
Cash—End of period	$10,959	$9,492

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

15.          Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information (in thousands, except for per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006:
Operating revenue	$212,090	$224,494	$231,834	$219,629
Operating income (loss)	(4,594)	9,017	12,696	(13,949)
Nonoperating income (loss)	(7,514)	(31,087)	629	(6,208)
Net income (loss)	(12,292)	(26,384)	7,760	(9,631)
Net income (loss) per common stock share:
Basic	(0.26)	(0.56)	0.16	(0.20)
Diluted	(0.26)	(0.56)	0.16	(0.20)
2005*:
Operating revenue	$—	$70,651	$226,171	$211,945
Operating income (loss)	(2,095)	(3,541)	17,936	(10,270)
Nonoperating income (loss)	—	4,940	4,791	(1,287)
Net income (loss)	(2,095)	1,399	7,833	(19,503)
Net income (loss) per common stock share:
Basic	(0.07)	0.03	0.17	(0.43)
Diluted	(0.07)	0.03	0.16	(0.43)

*                    Includes the deconsolidated results of operations of Hawaiian Holdings, Inc. through June 1, 2005 and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. thereafter.

As discussed in Note 3, during the fourth quarter of 2006, the Company changed its classification of the non-travel portion of frequent flyer mileage sales to recognize these amounts as other operating revenue. Prior to 2006, these amounts were classified as a reduction in other operating expenses. The results of operations for all interim periods have been reclassified to conform to the current year presentation.

As discussed in Notes 6 and 7, the Company incurred nonoperating expenses related to the redemption, prepayment, extinguishment and modification of long-term debt and lease agreements of $4.2 million in the fourth quarter of 2005, $3.1 million in the first quarter of 2006, $28.0 million in the second quarter of 2006, $1.0 million in the third quarter of 2006 and $2.7 million in the fourth quarter of 2006.

As discussed in Note 10, during the fourth quarter of 2006, the Company determined that its pension obligation as of June 2, 2005, the date of Hawaiian’s emergence from bankruptcy, was overstated and that pension expense in subsequent periods was understated. As a result, the Company recorded $3.1 million of additional pension expense during the fourth quarter, of which $1.1 million relates to 2005 and $2.0 million relates to the first three quarters of 2006, to correct the prior accounting for the pension obligation. The impact of the error was not material to any prior annual or interim period.

REPORT OF INDEPENDENT AUDITORS

Hawaiian Airlines, Inc.

We have audited the accompanying balance sheets of Hawaiian Airlines, Inc. (Hawaiian) as of June 1, 2005, and the related statements of operations, shareholders’ deficiency and comprehensive loss, and cash flows for the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004. These financial statements are the responsibility of Hawaiian’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Hawaiian’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Hawaiian’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawaiian as of June 1, 2005, and the results of its operations and its cash flows for the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

March 17, 2006

Honolulu, Hawaii

Hawaiian Airlines, Inc. (Debtor)
Statements of Operations

	Period January 1, 2005 through June 1, 2005	Year ended December 31, 2004
	(in thousands)
Operating Revenue:
Passenger	$289,840	$699,497
Charter	5,914	7,280
Cargo	11,770	30,579
Other	13,626	26,609
Total	321,150	763,965
Operating Expenses:
Wages and benefits	92,782	227,332
Aircraft fuel, including taxes and oil	69,786	135,946
Aircraft rent	43,868	106,090
Maintenance materials and repairs	24,015	49,246
Other rentals and landing fees	9,637	23,984
Depreciation and amortization	3,768	8,122
Sales commissions	2,578	5,529
Other	62,646	136,633
Total	309,080	692,882
Operating Income	12,070	71,083
Nonoperating Income (Expense):
Reorganization items, net	887	(129,520)
Interest expense	(465)	(1,030)
Other, net	3,374	843
Total	3,796	(129,707)
Income (Loss) Before Income Taxes	15,866	(58,624)
Income Tax Expense	18,572	16,816
Net Loss	$(2,706)	$(75,440)

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Balance Sheet

June 1, 2005
(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$118,176
Restricted cash	57,448
Accounts receivable, net of allowance for doubtful accounts of $1,219	35,636
Spare parts and supplies, net	10,911
Prepaid expenses and other	30,854
Total	253,025
Property and Equipment, net
Flight equipment	32,430
Other property and equipment	71,008
103,438
Accumulated depreciation and amortization	(43,594)
Total	59,844
Other Assets:
Long-term prepayments and other	32,625
Reorganization value in excess of amounts allocable to identifiable assets, net	27,486
Total Assets	$372,980
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$42,612
Air traffic liability	166,464
Other accrued liabilities	37,408
Current portions of long-term debt and capital leases	4,306
Total	250,790
Long-Term Debt and Capital Lease Obligations	25,295
Other Liabilities and Deferred Credits:
Accumulated pensions and other postretirement benefit obligations	171,868
Other liabilities and deferred credits	37,305
Total	209,173
Liabilities Subject to Compromise	209,461
Commitments and Contingent Liabilities
Shareholders’ Equity Deficiency:
Preferred stock, no shares outstanding	—
Common stock, 27,814,143 shares outstanding	278
Capital in excess of par value	60,084
Notes receivable from sales of common stock	(49)
Accumulated deficit	(233,924)
Accumulated other comprehensive income (loss):
Minimum pension liability	(151,872)
Derivative financial instruments	3,744
Total	(321,739)
Total Liabilities and Shareholders’ Deficiency	$372,980

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Statements of Shareholders’ Deficiency and Comprehensive Loss

				Notes		Accumulated
			Capital In	Receivable		Other
	Common	Preferred	Excess of	from Common	Accumulated	Comprehensive
	Stock(*)	Stock(**)	Par Value	Stock Sales	Deficit	Loss	Total
	(in thousands, except for share data)
Balance at December 31, 2003	278	—	60,084	(1,560)	(155,778)	(112,255)	(209,231)
Net loss	—	—	—	—	(75,440)	—	(75,440)
Minimum pension liability	—	—	—	—	—	(8,461)	(8,461)
Derivative financial instruments	—	—	—	—	—	(1,467)	(1,467)
Total comprehensive loss							(85,368)
Notes receivable from common stock sales	—	—	—	1,491	—	—	1,491
Balance at December 31, 2004	278	—	60,084	(69)	(231,218)	(122,183)	(293,108)
Net loss	—	—	—	—	(2,706)	—	(2,706)
Minimum pension liability	—	—	—	—	—	(31,156)	(31,156)
Derivative financial instruments	—	—	—	—	—	5,211	5,211
Total comprehensive loss							(28,651)
Notes receivable from common stock sales	—	—	—	20	—	—	20
Balance at June 1, 2005	$278	$—	$60,084	$(49)	$(233,924)	$(148,128)	$(321,739)

(*)             Common Stock—$0.01 par value; 60,000,000 shares authorized.

(**)       Preferred Stock—$0.01 par value; 2,000,000 shares authorized.

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)
Statements of Cash Flows

	Period January 1, 2005 through June 1, 2005	Year Ended December 31, 2004
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,706)	$(75,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items, net	(887)	129,520
Depreciation and amortization of property and equipment	3,768	8,122
Deferred income taxes	245	589
Pension and postretirement benefit cost	9,824	21,548
Other operating activities, net	—	1,201
Changes in operating assets and liabilities:
Restricted cash	(9,546)	4,864
Accounts receivable	(12,315)	13,581
Spare parts and supplies	(2,384)	(44)
Prepaid expenses and other current assets	6,492	(11,839)
Accounts payable	(4,713)	(1,769)
Air traffic liability	36,932	18,609
Accrued liabilities	6,427	(16,478)
Other assets and liabilities, net	(5,857)	(38,220)
Net cash provided by operating activities before reorganization activities	25,280	54,244
Reorganization Activities:
Professional fees paid and other	(6,070)	(20,709)
Interest on accumulated cash balances	1,579	2,649
Net cash used in reorganization activities	(4,491)	(18,060)
Net cash provided by operating activities	20,789	36,184
Cash Flows From Investing Activities:
Additions to property and equipment	(12,978)	(13,673)
Net cash used in investing activities	(12,978)	(13,673)
Cash Flows From Financing Activities:
Proceeds on notes receivable from sales of common stock	20	1,491
Repayments of long-term debt and capital lease obligations	(302)	(1,083)
Net cash provided by (used in) financing activities	(282)	408
Net Increase in Cash and Cash Equivalents	7,529	22,919
Cash and Cash Equivalents—Beginning of Period	110,647	87,728
Cash and Cash Equivalents—End of Period	$118,176	$110,647

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

On March 11, 2005, the Company, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC, and RC Aviation (which was then the largest stockholder), sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian’s emergence from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims and provided for the merger of Hawaiian and HHIC as discussed in Note 1.

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

The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings’ common stock to the holders of aircraft lease related claims, a private placement by Holdings of

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

$60.0 million in subordinated convertible notes, and the Senior Credit Facility and Term B Credit Facility of Hawaiian described in Note 6.

3.   Summary of Significant Accounting Policies

Basis of Presentation

Hawaiian is a predecessor of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (SEC). As a result, financial information of Hawaiian, prepared in accordance with Regulation S-X of the SEC, up until the point at which Hawaiian was reconsolidated by Holdings, is included in the accompanying financial statements and in the Annual Report on Form 10-K of Holdings for the year ended December 31, 2006. The accompanying financial statements, prepared as of and through June 1, 2005, do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of Hawaiian’s plan of reorganization on June 2, 2005.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

Advertising Costs

Hawaiian expenses advertising costs as incurred. Advertising expense was $4.6 million and $7.7 million for the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004, respectively.

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

Hawaiian has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. As required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the period January 1, 2005 to June 1, 2005, and for the year ended December 31, 2004. The fair values for the stock options were estimated at the dates the options were granted using a Black-Scholes-Merton option pricing model and the following assumptions: expected dividend yield of 0%; expected volatility of 55.0%; risk-free interest rates of between 3.97% to 5.27%; and expected lives of 10 years (in thousands).

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

	Period
	January 1, 2005
	through	Year ended
	June 1, 2005	December 31, 2004
Net loss—as reported	$(2,706)	$(75,440)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	53	318
Pro forma net loss	$(2,759)	$(75,758)

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

4.   Reorganization Items, net

Reorganization items, net represents amounts incurred as a direct result of Hawaiian’s Chapter 11 filing and are presented separately in the statements of operations. Reorganization items, net for the period January 1, 2005 through June 1, 2005, and for the year ended December 31, 2004 consisted of the following (in thousands):

	Period
	January 1, 2005
	through	Year ended
	June 1, 2005	December 31, 2004
Deficiency claims and related charges (See Note 5)	$(5,418)	$111,189
Professional fees	6,070	20,709
Interest on accumulated cash balances	(1,579)	(2,649)
Other	40	271
Total reorganization items, net	$(887)	$129,520

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

In 2003, under the terms of the revised lease agreements with AWAS,formerly Ansett Worldwide Aviation Services, Inc. (AWAS), for seven Boeing 767 aircraft, Hawaiian surrendered security deposits totaling $5.8 million and agreed that AWAS’ deficiency claims related to the revised and cancelled leases would be $91.1 million. In 2004, AWAS filed an amended proof of claim for the revised leases of $89.0 million. Additionally, Hawaiian agreed to AWAS’ $18.5 million deficiency claim, net of a surrendered lease security deposit of $0.3 million, for the cancelled delivery of one Boeing 767 aircraft in 2003. As a result of these agreements, Hawaiian recognized reorganization expense of $16.4 million and $96.9 million during the years ended December 31, 2004 and 2003 respectively. The agreed deficiency claims have been classified as liabilities subject to compromise in the accompanying balance sheets.

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

5.   Liabilities Subject to Compromise

Under the U.S. Bankruptcy Code, pre-petition obligations generally can not be enforced, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. Hawaiian received approval from the Bankruptcy Court to: (i) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (ii) pay vendors and other providers in the ordinary course for goods and services received from and after the Petition Date; (iii) honor customer service programs, including the HawaiianMiles program and ticketing policies; (iv) honor obligations arising prior to the Petition Date related to Hawaiian’s interline, clearinghouse, code sharing and other similar agreements; and (v) pay certain pre-petition taxes and fees, including transportation excise taxes, payroll taxes and passenger facility charges. Substantially all other pre-petition liabilities not mentioned above, which consisted primarily of lease-related claims and pre-petition accounts payable, were classified as liabilities subject to compromise in the accompanying balance sheet and were settled under the Joint Plan (in thousands).

June 1, 2005
Debt	$1,475
Capital leases	1,108
Accounts payable and accrued liabilities	32,872
Deficiency Claims	174,006
Total Liabilities Subject to Compromise	$209,461

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

6.   Long-Term Debt

Long-term debt at June 1, 2005 consisted primarily of 5.00% unsecured note payables to the Internal Revenue Service related to the settlement of certain pre-petition and administrative tax claims (see Note 9).

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

7.                 Leases

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

Aircraft Leases

At June 1, 2005, Hawaiian leased all of its aircraft under long-term operating leases. The aircraft fleet in service on June 1, 2005 was as follows:

Aircraft Type	June 1, 2005
Boeing 767-300ER	14
Boeing 717-200	11
Total	25

Hawaiian currently leases seven Boeing 767 aircraft from AWMS I, an affiliate of AWAS, four Boeing 767 aircraft from International Lease Finance Corporation (ILFC), three Boeing 767 aircraft from BCC and 11 Boeing 717 aircraft from Wells Fargo Bank Northwest, N.A., as owner trustee for the benefit of BCC as owner participant. Under these lease agreements, Hawaiian is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are negotiated amounts that are paid by Hawaiian to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once Hawaiian successfully completes such qualified scheduled airframe, engine and landing gear overhauls. Hawaiian’s aircraft lease agreements also contain provisions routinely included in aircraft lease agreements, including in some cases stipulated loss values and termination values. Stipulated loss values are negotiated amounts that must be paid by Hawaiian to the aircraft lessor upon the occurrence of certain aircraft loss events. Termination values are negotiated amounts that must be paid by Hawaiian to terminate the lease.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

General

Rent expense for aircraft, airport facility and office space and other property and equipment was $49.2 million and $120.3 million for the period January 1, 2005 through June 1, 2005, and the year ended December 31, 2004, respectively.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The following table sets forth Hawaiian’s scheduled future minimum lease commitments under capital and operating leases as of June 1, 2005. This table reflects the amended terms of Hawaiian’s aircraft leases with BCC, AWAS and ILFC, but it does not include any amounts for the rejected 717 and DC-10 leases or any of the deficiency claims associated with such leases amended or rejected by Hawaiian subsequent to the bankruptcy filing (in thousands).

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

A portion of Hawaiian’s capital lease obligations are included in liabilities subject to compromise as of June 1, 2005.

The net book value of property held under capital leases as of June 1, 2005 was $2.7 million. Amortization of property acquired under capital leases is included in depreciation and amortization expense in the accompanying statements of operations.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

Hawaiian accounted for the heating oil forward contracts as cash flow hedges. They were recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged was used. Hawaiian measured fair value of its derivatives based on quoted market prices. The ineffective portion of a change in the fair value of the forward contracts was immediately recognized in earnings as a component of non-operating income (loss). During the period January 1, 2005 through June 1, 2005, and year ended December 31, 2004, Hawaiian recognized $(0.5) million and $0.4 million, respectively in nonoperating income (expense) related to the ineffectiveness of its hedges. For the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004, Hawaiian realized net gains of $2.0 million and $2.1 million, respectively, as a component of aircraft fuel expense on liquidated contracts designated as hedges.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

9.                 Income Taxes

The significant components of the income tax provision were (in thousands):

	Period January 1, 2005 through June 1, 2005	2004
Current
Federal	$14,904	$12,311
State	3,423	3,916
	18,327	16,227
Deferred
Federal	$245	$589
State	—	—
	245	589
Provision for income taxes	$18,572	$16,816

Cash payments for federal and state income taxes were $0.4 million and $36.5 million during the period January 1, 2005 through June 1, 2005, and the year ended December 31, 2004, respectively.

Income tax expense for the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004 from the “expected” tax expense (benefit) for that year computed by applying the respective year’s U.S. federal corporate income tax rate to income (loss) before income taxes as follows (in thousands):

	Period January 1, 2005 through June 1, 2005	2004
Computed “expected” tax benefit	$5,553	$(20,518)
State income taxes, net of federal income tax	1,282	(2,931)
Change in deferred tax valuation allowance	8,571	35,117
Non-deductible reorganization costs	802	4,324
Other	2,364	824
	$18,572	$16,816

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of Hawaiian’s deferred tax assets and deferred tax liabilities at June 1, 2005 are presented below (in thousands):

January 1, 2005 through June 1, 2005
Deferred tax assets:
Leases	$96,577
Accumulated pension and other postretirement benefits	67,280
Air traffic liability	20,097
Net operating loss carryforwards	2,697
Other	6,982
Total gross deferred tax assets	193,633
Less valuation allowance on deferred tax assets	(185,950)
Net deferred tax assets	7,683
Deferred tax liabilities:
Plant and equipment, principally due to accelerated depreciation	$(7,683)
Total deferred tax liabilities	(7,683)
Net deferred taxes	$—

Utilization of Hawaiian’s deferred tax assets is predicated on Hawaiian being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. Due to management’s determination that it is more likely than not that Hawaiian’s net deferred tax assets will ultimately not be realized, Hawaiian recognized a full valuation allowance on all net deferred tax assets recorded during the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004. As a result, the valuation allowance for deferred tax assets increased by $18.7 million and $48.6 million during the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004. These increases include amounts in all periods presented that impact the provision (benefit) for income taxes, other comprehensive loss and excess reorganization value.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

Hawaiian and the IRS settled the disputes regarding the deductibility of payments for power-by-the-hour maintenance agreements, tax revenue recognition relative to certain components of the air traffic liability, and the deductions taken by Hawaiian in 2001 for the DC-9 aircraft. On February 1, 2005, the Bankruptcy Court ruled that the IRS’s claim for unpaid fuel excise tax and interest of $21.8 million was a valid claim, but that the IRS’s penalty claim for nonpayment of the fuel excise tax was not a valid claim. Additionally, on February 24, 2005, the Bankruptcy Court ruled in favor of Hawaiian with respect to the net operating loss issue. Under the applicable provisions of the Bankruptcy Code, amounts due to the IRS by a debtor in a bankruptcy proceeding are generally payable in up to twenty-four equal quarterly installments. As a result of the agreed settlements with the IRS and the Bankruptcy Court’s ruling with respect to the excise tax claim, in May 2005, Hawaiian issued two, 5% notes payable to the IRS totaling approximately $29.5 million, which are included in long-term debt. Under the terms of these notes, Hawaiian will make quarterly payments of $1.4 million to the IRS through the second quarter of 2011. This obligation is included in long-term debt. After considering the additional deductions available to Hawaiian in its 2003 and 2004 tax returns arising from the income adjustments agreed to with the IRS for the two years under audit, the results of the IRS audit of Hawaiian’s 2001 and 2002 tax returns did not have a material impact on Hawaiian’s financial position, results of operations and liquidity as of December 31, 2004. However, Hawaiian increased its valuation allowance by approximately $7.1 million during the second quarter of 2005 due to a determination, based on developments during that quarter in the on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

The IRS is currently in the process of examining Hawaiian’s income tax returns for 2003. The Company cannot currently determine the impact of any potential assessments by the IRS on the Company’s financial position, results of operations and liquidity.

10.          Benefit Plans

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the accompanying balance sheets as of June 1, 2005 (in thousands):

	Pension Benefits	Other Benefits
	June 1, 2005	June 1, 2005
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$323,661	$47,458
Service cost	3,390	1,128
Interest cost	7,665	1,216
Assumption changes	19,020	4,538
Curtailment	—	(1,357)
Actuarial (gain) loss	(644)	3,581
Benefits paid	(5,953)	(614)
Projected benefit obligation at end of year	$347,139	$55,950
Change in plan assets
Fair value of assets at beginning of year	$194,191	$—
Actual gain on plan assets	1,171	—
Employer contribution	12,696	614
Benefits paid	(5,953)	(614)
Fair value of assets at end of year	$202,105	$—

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

	Pension Benefits	Other Benefits
	June 1, 2005	June 1, 2005
Funded status
Funded status—underfunded	$(145,034)	$(55,950)
Unrecognized actuarial net loss	160,822	19,119
Unrecognized prior service cost	—	1,047
Net amount recognized	$15,788	$(35,784)
Amounts recognized in the accompanying balance sheets Funded status
Accrued benefit liability	$(136,084)	$(35,784)
Accumulated other comprehensive loss	151,872	—
Net amount recognized	$15,788	$(35,784)
Weighted average assumptions at end of year
Discount rate	5.00%	5.00%
Expected return on plan assets	8.00%	Not applicable
Rate of compensation increase	Various *	Not applicable

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

Assumption changes, for both pension and other benefits, relate primarily to reductions in the discount rate used to value the pension obligations as of June 1, 2005, which resulted in a significant increase in the projected benefit obligation.

The accumulated benefit obligation for Hawaiian’s defined benefit pension plans was $338.2 million as of June 1, 2005. To the extent that the accumulated benefit obligation exceeds the fair value of plan assets, a minimum pension liability must be recognized on the balance sheet. Accordingly, Hawaiian recognized an additional amount (the minimum pension liability adjustment) necessary to record the full amount of the minimum pension liability. Pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”, minimum pension liability adjustments are recognized through accumulated other comprehensive income (loss), rather than through the statement of operations. The minimum pension liability increased shareholders’ deficiency by $151.9 million as of June 1, 2005.

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

The following table sets forth the net periodic benefit cost for the period January 1 through June 1, 2005 and the year ended December 31, 2004 (in thousands):

	Pension Benefits		Other Benefits
	January 1 through June 1, 2005	2004	January 1 through June 1, 2005	2004
Components of Net Periodic Benefit Cost
Service cost	$3,390	$8,753	$1,128	$1,610
Interest costs	7,665	18,235	1,215	2,060
Expected return on plan assets	(6,987)	(17,267)	—	—
Amortization of prior service cost	—	—	92	221
Recognized net actuarial loss (gain)	2,836	7,848	485	88
Net periodic benefit cost	$6,904	$17,569	$2,920	$3,979

Plan assets consist primarily of equity and fixed income securities. As of June 1, 2005, the asset allocation percentages by category were as follows:

June 1, 2005
U.S. equities	43%
Fixed income	9%
International equities	10%
Other	38%
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
	100%

Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants, ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots’ plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants’ plan. Contributions to the flight attendants’ plan are funded currently and

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

totaled approximately $1.1 million for the period from January 1, 2005 through June 1, 2005 and $2.3 million in 2004. Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $1.6 million for the period from January 1, 2005 through June 1, 2005 and $3.5 million in 2004.

11.   Stock Compensation and Stock Options

Stock Compensation

Holdings set aside 1.5 million shares of its common stock in a pool for allocation between the time of Hawaiian’s emergence from bankruptcy and May 2007 among employees of Hawaiian (other than officers) or to their accounts in Hawaiian’s 401(k) or similar deferred compensation plans. The shares will be allocated pursuant to formulas set forth in the agreement.

Stock Option Plans

Under the 1994 Stock Option Plan, 600,000 shares of common stock were reserved for grants of options to officers and key employees of Hawaiian. Under the 1996 Stock Incentive Plan, as amended, 4,500,000 shares of common stock were reserved for issuance of discretionary grants of options to Hawaiian’s employees. Hawaiian also had a 1996 Nonemployee Director Stock Option Plan under which 500,000 shares of common stock were reserved for issuance and grants of options to nonemployee members of the Board of Directors. Stock options are granted with exercise prices equal to the common stock’s fair market values at the grant dates, generally vest over a period of four years and expire, if not previously exercised or cancelled, ten years from the date of grant. Holdings assumed sponsorship of the then-existing Hawaiian stock option plans in 2002. As a result, the outstanding options became exercisable into shares of Holdings common stock upon the same terms and conditions as they were previously exercisable into shares of Hawaiian common stock. Hawaiian had no stock options outstanding during 2005 or 2004.

Other

No dividends were paid by Hawaiian during the period January 1, 2005 through June 1, 2005 or the year ended December 31, 2004.

12.   Commitments and Contingent Liabilities

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

13.   Stock Repurchases, Related Party Transactions and Related Litigation

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

Prior to the appointment of the bankruptcy trustee, Hawaiian paid certain expenses on behalf of Holdings, generally relating to Holdings’ obligations as a public company. In addition, Hawaiian transferred $500,000 to Holdings immediately prior to Hawaiian’s bankruptcy filing. These transactions resulted in an aggregate receivable from Holdings of $1.4 million as of June 1, 2005, which was fully reserved by Hawaiian.

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

Hawaiian Airlines, Inc. (Debtor)
Notes to Financial Statements (Continued)

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

14.   Concentration of Business Risk

Hawaiian’s scheduled service operations are primarily focused on providing air transportation service to, from, and throughout the Hawaiian Islands. Therefore, Hawaiian’s operations, including its ability to collect its outstanding receivables, are significantly affected by economic conditions in the State of Hawaii and by other factors affecting the level of tourism in Hawaii.

15.   Supplemental Financial Information (unaudited)

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2006 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities and Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 was conducted. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited management’s assessment, included in the section of Item 9A entitled Management’s Report on Internal Control over Financial Reporting, that Hawaiian Holdings, Inc. (the Company) maintained effective internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity (deficiency) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii
March 15, 2007

ITEM 9B.           OTHER INFORMATION.

On February 8, 2007, Hoyt H. Zia was appointed Secretary of the Company, effective immediately, and Senior Vice President, General Counsel and Secretary of Hawaiian, effective February 19, 2007.  Until such dates, David Z. Arakawa had served as Secretary of the Company and Senior Vice President, General Counsel and Secretary of Hawaiian.  Mr. Arakawa is expected to terminate his employment with the Company on March 31, 2007.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 11.             EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission no later than April 30, 2007.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                                     Financial Statements and Financial Statement Schedules:

(1)          Financial Statements of Hawaiian Holdings, Inc.

i.                    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.                Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004.

iii.            Consolidated Balance Sheets, December 31, 2006 and 2005.

iv.              Consolidated Statements of Shareholders’ Equity (Deficiency) and Comprehensive Loss for the Years ended December 31, 2006, 2005 and 2004.

v.                  Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004.

vi.              Notes to Consolidated Financial Statements.

(2)          Financial Statements of Hawaiian Airlines, Inc.

i.                    Report of Ernst & Young LLP, Report of Independent Auditors.

ii.                Statements of Operations for the Period January 1, 2005 through June 1, 2005 and the Year ended December 31, 2004.

iii.            Balance Sheet, June 1, 2005.

iv.              Statements of Shareholders’ Deficiency and Comprehensive Loss for the Period January 1, 2005 through June 1, 2005 and the Year ended December 31, 2004.

v.                  Statements of Cash Flows for the Period January 1, 2005 through June 1, 2005 and the Year ended December 31, 2004.

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

10.1

Lease Agreement N475HA, dated February 28, 2001, between Wells Fargo Bank Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft (filed as Exhibit 1.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N476HA, dated March 14, 2001 between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., and a Lease Agreement N477HA, dated April 20, 2001, a Lease Agreement N478HA, dated May 24, 2001, a Lease Agreement N479HA, dated June 21, 2001, a Lease Agreement N480HA, a Lease Agreement N481HA, dated July 26, 2001, a Lease Agreement N482HA, dated August 13, 2001, a Lease Agreement N483HA, dated August 27, 2001, a Lease Agreement N484HA, dated September 12, 2001, a Lease Agreement N485HA, dated October 29, 2001, a Lease Agreement N486HA, dated November 20, 2001, and a Lease

Agreement N487HA, dated December 20, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.2

Amendment No. 1 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 1 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 1 to Lease Agreement N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment. and pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*

10.3

Amendment No. 2 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 2 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank, Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 2 to Lease Agreement N475HA, except with respect to the aircraft information and delivery dates. Pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*

10.4

Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc., for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28140 (filed as Exhibit 1.3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 14, 2001 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian

Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28141, and a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 28139, which lease agreements are substantially identical to Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.5

Amendment to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., amending that certain Lease Agreement, dated June 8, 2001, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28140 (filed as Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amended Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28139, and Amended Lease Agreement, dated as of May 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 28141, which amended lease agreements are substantially identical to Amended Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.6

Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33423, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33424, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*

10.7

Amendment No. 1 to Lease Agreement, dated November 6, 2002, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33421 (filed as Exhibit 10.4 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer’s Serial Number 33422, Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer’s Serial Number 33423, and Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33421, except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.8

Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33421 (filed as Exhibit 10.5 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provision thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer’s Serial Number 33422, Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer’s Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.9

Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33421. Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer’s Serial Number 33422, Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer’s Serial Number 33423, and Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer’s Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33421, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements are not being filed herewith.

10.10

Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24257 (filed as Exhibit 1.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.11

Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 24257 (filed as Exhibit 10.6 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer’s Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.12

Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer’s Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.13

Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426) (filed as Exhibit 10.7 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer’s Serial Number 33427 (originally 33467) and Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer’s Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.14

Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426) (filed as Exhibit 10.8 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33427 (originally 33467) and Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33466, except with respect to aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.15

Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer’s Serial Number 33466 (originally 33426) (filed as Exhibit 10.9 to the Form 10-Q/A filed by the

Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33427 (originally 33467) and Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer’s Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.16

Amended and Restated Stockholders Agreement, dated as of August 29, 2002, by and among Hawaiian Holdings, Inc., AIP, LLC, Air Line Pilots Association, Hawaiian Master Executive Council, Association of Flight Attendants and the International Association of Machinists and Aerospace Workers (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).*

10.17	Registration Rights Agreement, dated as of August 29, 2002, between Hawaiian Holdings, Inc. and AIP, LLC (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 30, 2002).*
10.18	Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on July 14, 2005).*+
10.19	Hawaiian Airlines, Inc. Stock Bonus Plan (filed as Exhibit 4.1 to the Form S-8 filed by Hawaiian Holdings, Inc. on August 19, 2005).*+

10.20	Employment Agreement, dated as of August 18, 2005, between the Company and Mark B. Dunkerley (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 19, 2005).*+
10.21

Employment Agreement, dated as of March 29, 2005, between Hawaiian Airlines, Inc. and David Z. Arakawa (filed as Exhibit 10.24 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*+

10.22	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*+
10.23	Employment Agreement, dated as of April 5, 2005, between Hawaiian Airlines, Inc. and David Osborne+
10.24

Stock Purchase Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 2 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*

10.25

Stockholders Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 3 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*

10.26

Stock Purchase Agreement, dated July 26, 2004, by and between Hawaiian Holdings, Inc. and Donald J. Carty (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.27

Restructuring Support Agreement, dated as of August 26, 2004, by and among Joshua Gotbaum as Trustee, Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.28

Stock Purchase Agreement, dated December 8, 2004, by and between Hawaiian Holdings, Inc. and the Investors Signatory thereto (filed as Exhibit 10.1 to the Form 8-K/A by Hawaiian Holdings, Inc. on December 10, 2004.)*

10.29

Mutual Release, dated as of December 30, 2004, by and among Hawaiian Holdings, Inc., RC Aviation, LLC, RC Aviation Management, LLC, John Adams, Smith Management LLC, AIP, LLC, and AIP, LLC’s functional predecessor, Airline Investors Partnership, L.P. (filed as Exhibit 10.46 to the Form 10-K for the year ended December 31, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*

10.30

Amended and Restated Stockholders Agreement, dated as of December 30, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 10.1 to the Amendment No. 11 to Schedule 13D filed by AIP, LLC and Jeffrey A. Smith on January 12, 2005).*

10.31

Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.08 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*

10.32

Amendment No. 1 to Credit Agreement, dated August 19, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.33 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*

10.33

Amendment No. 2 to Credit Agreement, dated September 8, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.34 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*

10.34

Amendment No. 3 to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.35

Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.36

Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.37

General Continuing Guaranty, dated June 2, 2005, by Hawaiian Holdings, Inc. in favor of Wells Fargo Foothill, Inc. (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.38

Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Canyon Capital Advisors, LLC (filed as Exhibit 10.12 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*

10.39

Amendment Number One to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Canyon Capital Advisors, LLC, Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.40

Amendment Number Two to Credit Agreement, dated October 10, 2006, by the lenders identified on the signature pages thereof, Canyon Capital Advisors, LLC, a Delaware limited liability company, Hawaiian Holdings, Inc., a Delaware corporation, and Hawaiian Airlines, Inc., a Delaware corporation (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc., on November 3, 2006).*

10.41

General Continuing Guaranty, dated June 2, 2005, executed and delivered by Hawaiian Holdings, Inc. in favor of Canyon Capital Advisors LLC (filed as Exhibit 10.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.42

Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.43

Warrant, dated November 17, 2005, granted to RC Aviation, LLC (and subsequently distributed to its members) to purchase the Common Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.44 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.44

Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing 767-332 aircraft bearing manufacturer’s serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.45

Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer’s serial number 23276 and FAA registration number N117DL (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.46

Form of Warrant, dated March 13, 2006, to purchase the Common Stock of Hawaiian Holdings, Inc., granted to Term B lenders or their affiliates and immediately exercisable (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.47

Registration Rights Agreement, dated as of March 13, 2006, by and among Hawaiian Holdings, Inc. and the Holders party thereto (filed as Exhibit 10.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*

10.48

Purchase Agreement, dated as of December 20, 2006, by and between AWMS I, a Delaware statutory trust, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-300ER aircraft bearing manufacturer’s serial number 28139. Hawaiian Airlines, Inc. also entered into purchase agreements with AWMS I relating to the purchase of two Boeing 767-300ER aircraft bearing manufacturer’s serial numbers 28140 and 28141, which purchase agreements are substantially identical to the purchase agreement related to the aircraft bearing manufacturer’s serial number 28139, except with respect to the aircraft information, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements are not being filed herewith.

10.49

Loan Agreement No. 28139, dated as of December 20, 2006, by and among Hawaiian Airlines, Inc., C.I.T. Leasing Corporation and such other lenders as may from time to time be party thereto. Hawaiian Airlines, Inc. also entered into Loan Agreement No. 28140 and Loan Agreement No. 28141, which loan agreements are substantially identical to Loan Agreement No. 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these loan agreements are not being filed herewith.

10.50

Security Agreement No. 28139, dated as of December 20, 2006, by and between Hawaiian Airlines, Inc. and C.I.T. Leasing Corporation. Hawaiian Airlines, Inc. also entered into Security Agreement 28140 and Security Agreement 28141, which security agreements are substantially identical to Security Agreement 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these security agreements are not being filed herewith.

14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+                These exhibits relate to management contracts or compensatory plans or arrangements.

*                    Previously filed; incorporated herein by reference.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2006, 2005 and 2004

COLUMN A	COLUMN B	COLUMN C ADDITIONS				COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2006	$912	290		—		(704	)(a)	$498
2005	$—	(180)		1,219	(b)	(127	)(a)	$912
2004	$—	—		—		—		$—
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2006	$546	1,051	(c)	—		(90	)(d)	$1,507
2005	$—	631	(c)	—		(85	)(d)	$546
2004	$—	—		—		—		$—
Valuation Allowance on Deferred Tax Assets
2006	$116,038	(3,005)		(27,026	)(e)	—		$86,007
2005	$1,990	14,075		102,305	(f)	(2,332	)(g)	$116,038
2004	$588	1,402		—		—		$1,990

(a)    Doubtful accounts written off, net of recoveries.

(b)          Represents addition upon reconsolidation of Hawaiian on June 2, 2005.

(c)           Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(d)          Spare parts and supplies written off against the allowance for obsolescence.

(e)           Reversal of valuation allowance on deferred tax assets recorded directly to other comprehensive income (loss).

(f)             Reconsolidation of Hawaiian on June 2, 2005 and increase in valuation allowance on deferred tax assets recorded directly to other comprehensive income (loss).

(g)           Elimination of the Company’s valuation allowance on deferred tax assets upon reconsolidation of Hawaiian on June 2, 2005 credited to goodwill.

Schedule II—Hawaiian Airlines, Inc. (Debtor)
Valuation and Qualifying Accounts (in thousands)
Period from January 1, 2005 through June 1, 2005 and

Year Ended December 31, 2004

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

(a)           Doubtful accounts written off, net of recoveries.

(b)          Relates to changes in the valuation allowance of deferred tax assets recorded directly to other comprehensive income (loss).

(c)           Relates to the utilization of net operating loss carryforwards credited to goodwill.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
March 15, 2007	By	/s/ PETER R. INGRAM
Peter R. Ingram
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2007.

SIGNATURE	TITLE
/s/ MARK B. DUNKERLEY	President and Chief Executive Officer, and Director
Mark B. Dunkerley	(Principal Executive Officer)
/s/ PETER R. INGRAM	Chief Financial Officer and Treasurer
Peter R. Ingram	(Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD	Chairman of the Board of Directors
Lawrence S. Hershfield
/s/ GREGORY S. ANDERSON	Director
Gregory S. Anderson
/s/ L. TODD BUDGE	Director
L. Todd Budge
/s/ THOMAS B. FARGO	Director
Thomas B. Fargo
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ SEAN KIM	Director
Sean Kim
/s/ BERT T. KOBAYASHI, JR.	Director
Bert T. Kobayashi, Jr.
/s/ ERIC C.W. NICOLAI	Director
Eric C.W. Nicolai
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar