Form 10-Q
period 2007-03-31
HAWAIIAN HOLDINGS  INC
filed 2007-05-09
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 20, 2007, 46,583,914 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Operating Revenue:
Passenger	$192,557	$189,590
Cargo	6,990	8,088
Charter	2,403	2,274
Other	13,241	12,138
Total	215,191	212,090

Operating Expenses:
Aircraft fuel, including taxes and oil	59,294	56,962
Wages and benefits	57,997	58,169
Aircraft rent	24,140	27,358
Maintenance materials and repairs	25,062	16,772
Aircraft and passenger servicing	14,090	11,997
Commissions and other selling	13,384	12,904
Depreciation and amortization	10,226	6,764
Other rentals and landing fees	6,985	5,915
Other	20,143	19,843
Total	231,321	216,684

Operating Loss	(16,130)	(4,594)

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(6,542)	(3,936)
Extinguishment and modification of long-term debt	—	(3,072)
Interest income	2,821	2,429
Capitalized interest	909	299
Other, net	(848)	(3,234)
Total	(3,660)	(7,514)

Loss Before Income Taxes	(19,790)	(12,108)

Income tax expense (benefit)	(7,898)	184

Net Loss	$(11,892)	$(12,292)

Net Loss Per Common Stock Share:
Basic	$(0.25)	$(0.26)
Diluted	$(0.25)	$(0.26)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,153	46,464
Diluted	47,153	46,464

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$117,005	$66,852
Restricted cash	39,852	53,719
Short-term investments	13,660	47,630
Total cash, restricted cash and short-term investments	170,517	168,201
Accounts receivable, net of allowance for doubtful accounts of $498 as of March 31, 2007 and December 31, 2006	50,285	39,304
Spare parts and supplies, net	13,252	15,462
Deferred tax assets	18,076	17,609
Prepaid expenses and other	25,314	19,120
Total	277,444	259,696

Property and equipment, less accumulated depreciation and amortization of $22,932 and $17,167 as of March 31, 2007 and December 31, 2006, respectively	276,953	272,614

Other Assets:
Long-term prepayments and other	35,179	31,454
Intangible assets, net of accumulated amortization of $42,974 and $37,110 as of March 31, 2007 and December 31, 2006, respectively	156,697	162,560
Goodwill	93,629	93,629
Total Assets	$839,902	$819,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,995	$51,918
Air traffic liability	222,182	180,539
Other accrued liabilities	37,331	38,402
Current maturities of long-term debt and capital lease obligations	23,164	22,992
Total	328,672	293,851

Long-Term Debt and Capital Lease Obligations	232,838	238,381

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	127,004	127,280
Other liabilities and deferred credits	60,253	59,195
Deferred income taxes	18,076	17,609
Total	205,333	204,084

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of March 31, 2007 and December 31, 2006	—	—
Common stock, 46,583,914 shares outstanding as of March 31, 2007 and December 31, 2006	466	466
Capital in excess of par value	211,599	210,892
Accumulated deficit	(196,160)	(184,268)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	56,333	56,743
Unrealized gain (loss) on hedge instruments and short-term investments	821	(196)
Total	73,059	83,637
Total Liabilities and Shareholders’ Equity	$839,902	$819,953

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Net cash provided by Operating Activities	$32,396	$16,711

Cash flows from Investing Activities:
Additions to property and equipment	(10,281)	(36,403)
Net sales (purchases) of short-term investments	33,913	(6,454)
Deposit into noncurrent escrow account	—	(64,600)
Net cash provided by (used in) investing activities	23,632	(107,457)

Cash flows from Financing Activities:
Proceeds from long-term borrowings	—	91,250
Proceeds from exercise of stock options	—	865
Tax benefit from exercise of stock options	—	142
Debt issuance costs	(147)	(4,463)
Repayments of long-term debt and capital lease obligations	(5,728)	(3,234)
Net cash provided by (used in) financing activities	(5,875)	84,560

Net increase (decrease) in cash and cash equivalents	50,153	(6,186)

Cash and cash equivalents - Beginning of Period	66,852	130,155

Cash and cash equivalents - End of Period	$117,005	$123,969

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the total number of miles flown by passengers in 2006, Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States.   Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia. As of March 31, 2007, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 17 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations common to the airline industry and Hawaiian, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2. Loss Per Share

The weighted average number of common shares outstanding used in the calculations of basic and diluted net loss per common share for the three months ended March 31, 2007 includes approximately 617,000 issuable shares related to the Company’s stock bonus plan discussed in Note 3.

Options to acquire approximately 2.9 million and 2.5 million weighted average shares of the Company’s common stock were not included in the calculation of diluted net loss per common share for the three months ended March 31, 2007 and 2006, respectively, because the options’ exercise prices were greater than the average market price of the common shares or the effect of including the options would have been antidilutive.  In addition, 9.5 million potential common shares related to common stock warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 6.8 million potential common shares related to common stock warrants and 12.0 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006, because they were antidilutive.

3. Stock Option and Stock Bonus Plans

Under the Hawaiian Airlines, Inc. Stock Bonus Plan, which became effective June 2, 2005, Hawaiian’s eligible employees were granted 1.5 million shares of the Company’s common stock. Approximately 275,000 and 608,000 of these shares were distributed to Hawaiian’s employees on February 14, 2006 and May 1, 2006, respectively. The final distribution of the remaining 617,000 shares was distributed on May 1, 2007. The May 2006 distribution and the May 2007 distributions were based on each eligible employee’s pro rata share of the applicable cumulative W-2 wages for the tax year preceding the year of each distribution. For the three months ended March 31, 2007, the Company recognized approximately $0.7 million of expense related to the May 2007 distribution, which expense is included in wages and benefits in the accompanying consolidated statement of operations for that period, with a credit to capital in excess of par.

4. Employee Benefit Plans

Net periodic defined pension and other retirement benefit expense for the three months ended March 31, 2007 and 2006 included the following components (in thousands).

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2007	2006
Service cost	$2,445	$1,896
Interest cost	5,615	5,194
Expected return on plan assets	(4,943)	(4,279)
Recognized net actuarial gain	(410)	—
Net periodic benefit cost	$2,707	$2,811

The Company sponsors three tax-qualified defined benefit pension plans covering certain of its contract labor groups and its non-contract salaried employees. The Company made scheduled contributions of $3.0 million during the three months ended March 31, 2007 and expects to make contributions in the amount of $8.4 million during the remainder of 2007, of which $3.3 million was made on April 13, 2007.

5. Income Taxes

The Company recorded an income tax benefit of $7.9 million for the three months ended March 31, 2007 primarily due to the tax benefit from operating losses which will be fully recovered by the availability of carrybacks to tax year 2005.  The Company recorded an income tax provision of $0.2 million for the comparable period in 2006.  The Company does not expect to record any significant additional tax benefits resulting from net operating losses, if any, realized in the remainder of 2007, as additional carrybacks are not available during the carryback period.

Utilization of the Company’s deferred tax assets is generally based on the Company’s ability to generate taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration.  As of March 31, 2007 and December 31, 2006, the Company recognized a full valuation allowance on its deferred tax assets.

In October 2006, the IRS issued a Revenue Agent’s Report summarizing the income tax examination changes for tax year 2003.  Most issues related to the examination of Hawaiian’s 2003 federal income tax return have been resolved and agreed upon.  Examination issues for 2003 that have not been resolved and agreed upon are currently being reviewed by the Appeals Office of the IRS.

The State of Hawaii Department of Taxation is currently in the process of examining Hawaiian’s general excise tax returns for 2002 through 2005, in addition to the Hawaii capital goods excise tax credit claimed on the 2002 through 2004 income tax returns. Hawaiian cannot currently determine the impact of any potential assessments resulting from these examinations on its future financial position, results of operations and liquidity. Any additional taxes paid by the Company related to any periods prior to the effective date of Hawaiian’s plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company’s income tax liability resulting from the State of Hawaii examination will result in a decrease to goodwill.

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.

Upon adoption of FIN 48, the Company’s tax liability was adequate for purposes of its unrecognized tax benefits of $6.7 million; as such, no incremental entry to retained earnings was necessary.  In future periods, the Company may be required to adjust its liability as these matters are finalized, which could increase or decrease our income tax expense and effective income tax rates.  Of the Company’s total unrecognized tax benefits, approximately $6.7 million would favorably affect its effective income tax rate if recognized in future periods.  While the Company expects that the amount of its unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its income statement.  As of January 1, 2007, the Company had liabilities of approximately $0.3 million for interest accrued related to the unrecognized tax benefits.  The amount of interest recognized in its income statement was not material for the three months ended March 31, 2007.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities.  These taxes and fees have been presented on a net basis in the accompanying condensed consolidated statements of operations and recorded as a liability until remitted to the appropriate taxing authority.

6. Comprehensive Loss

Total comprehensive loss for the three months ended March 31 included the following (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(11,892)	$(12,292)
Other comprehensive income (loss):
Unrealized net gains on hedge instruments and short-term investments	1,017	9,498
Amortization of net actuarial gains on employee benefit plans	(410)	—
Total comprehensive loss	$(11,285)	$(2,794)

7. Commitments and Contingent Liabilities

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

Overview

Our Company

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005 as is described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2006.

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers in 2006, Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. At March 31, 2007, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft, 11 leased Boeing 767-300 aircraft and six owned Boeing 767-300 aircraft.  One remaining Boeing 767-300 aircraft that was purchased in March 2006 is being overhauled and modified and is anticipated to enter into service during the second quarter of 2007.  The availability of this aircraft will provide an operating spare aircraft.  Based in Honolulu, Hawaiian had approximately 3,600 active employees as of March 31, 2007.

General information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

First Quarter Highlights

•      The second and third of the four used Boeing 767-300 aircraft that were purchased in March 2006 were placed into revenue service.  The fourth aircraft is expected to be placed into service during the second quarter of 2007.  This will increase our operating fleet to 11 leased Boeing 717 aircraft for our interisland flights and 18 Boeing 767-300 aircraft (11 leased and seven owned) for our transpacific and South Pacific routes.

•      We increased our capacity by approximately 14%, primarily in the transpacific and interisland markets while maintaining our load factor.  However, intense competition on both the interisland and transpacific routes has caused reduced yields and continues to affect our revenue performance.

•      Our operating cost per available seat mile (CASM) decreased by 6.4% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  Our operating cost per seat mile excluding fuel (ex-fuel CASM) declined by 5.5%.

Results of Operations

We had a net loss of $11.9 million ($ 0.25 per basic and diluted common share) on an operating loss of $16.1 million for the three months ended March 31, 2007. Our passenger yield has declined by 11.1% from the three months ended March 31, 2006 to the three months ended March 31, 2007.  This decline is attributable to competitive pressures in the form of increased capacity and the proliferation of discount fares on many of our routes. We expect the proliferation of low fares to continue to exert downward pressure on revenue per available seat mile and that our revenue per available seat mile will decline in 2007. Passenger yield on our interisland routes continue to be affected by the availability of substantially lower fares than were available during the first quarter of 2006.  The availability of these lower fares coincided with the commencement of service by Mesa Airlines (Mesa) which operates under the brand name go! in June 2006.

For the three months ended March 31, 2007 and the year ended December 31, 2006, passenger revenue represented approximately 90% of our operating revenue.  Of this amount, approximately 68% came from our transpacific routes.  Hawaiian’s principal competition on its transpacific routes has come from network carriers such as American Airlines, United Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and US Airways, and from low-cost air carriers such as ATA Airlines.  Delta Air Lines and Northwest Airlines have been operating under Chapter 11 of the U.S. bankruptcy code since September 2005.  Although Delta Air Lines emerged from bankruptcy on April 30, 2007, both carriers have been able to substantially reduce their costs while operating under bankruptcy, and other airlines continue to pursue a variety of means toward reducing costs and increasing general competitiveness.  Many of the network carriers are able to offset the negative impact of competitive pressure on transpacific routes with increasing yields on their international routes.  Potential increases in airline capacity to Hawaii, whether from existing or other network carriers or low-cost carriers, could result in a significant decrease in our share of the transpacific market and/or our yields in that market, which could have a material adverse effect on our results of operations and financial condition.

In the South Pacific market, we currently are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways, its low-cost affiliate Jetstar and Air Canada on this route.  For the three months ended March 31, 2007 and the year ended December 31, 2006, we derived approximately 6% of our total operating revenue from our South Pacific market.

For the three months ended March 31, 2007, Hawaiian’s CASM decreased by 6.4% from the same period in 2006.  Hawaiian’s ex-fuel CASM decreased by 5.5% from the same period in 2006.  While Hawaiian’s operations and financial results are affected by a variety of factors, Hawaiian, like most airlines, is particularly affected by the availability and price of jet fuel.  Fuel costs are volatile and constituted a significant portion of our operating expenses representing approximately 25.6% and 26.3% of our operating expenses for the three months ended March 31, 2007 and 2006, respectively.  Based on gallons expected to be consumed in 2007, every one-cent change in the cost of jet fuel increases or decreases Hawaiian’s annual fuel expense by approximately $1.3 million.  Furthermore, although fuel prices have declined from record highs during 2006, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations.

In order to effectively compete in the markets that we serve, we are committed to managing down our controllable costs. During 2006, we initiated a top-to-bottom review of a variety of third-party spending categories, including the areas of ground handling, catering and insurance. We expect annual future savings of approximately $6.5 million from these areas specifically. We expect to generate additional savings attributable to changes in certain of our third-party maintenance relationships for which we anticipate reaching agreement with in the second quarter of 2007.  During the summer of 2006, we signed a Letter of Agreement with the International Association of Machinists and Aerospace Workers (IAM) which allows us to outsource reservations, accounting and certain other back office functions in return for job protection to the employees in those areas. During early 2007, we selected vendors for the areas of reservations and accounting and have offered voluntary separation packages to those employees whose positions will be affected in those areas.  Outsourcing of certain reservations activities to third-party contractors in the Philippines began during April 2007 and it is anticipated that certain accounting functions will be transitioned to India during the third quarter of 2007.  We expect to generate additional cost savings related to these efforts.

Hawaiian Holdings, Inc.
Statistical Data (unaudited)

	Three months ended March 31,
	2007		2006
	(in thousands, except as
	otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,663		1,448
Revenue passenger miles (RPM)	1,856,910		1,625,831
Available seat miles (ASM)	2,123,441		1,858,605
Passenger revenue per ASM (PRASM)	9.07	¢	10.20	¢
Passenger load factor (RPM/ASM)	87.4%		87.5%
Passenger revenue per RPM (Yield)	10.37	¢	11.66	¢

Charter Operations:
Revenue block hours operated (actual)	314		311
Revenue per revenue block hour	$7.7		$7.3

Cargo Operations:
Revenue ton miles (RTM)	15,958		18,666
Revenue per RTM	37.93	¢	36.86	¢

Total Operations:
Operating revenue per ASM	9.96	¢	11.19	¢
Operating cost per ASM (CASM)	10.70	¢	11.43	¢
Operating cost per ASM excluding fuel (ex-fuel CASM)	7.96	¢	8.42	¢
Revenue passengers flown	1,675		1,461
Revenue block hours operated (actual)	23,176		20,323
RPM	1,890,703		1,660,566
ASM	2,161,130		1,896,161
Breakeven load factor (a)	91.2%		91.3%
Gallons of jet fuel consumed	30,532		27,207
Average cost per gallon of jet fuel (actual) (b)	$1.94		$2.09

(a)    The scheduled passenger load factor required at the current yield to breakeven on a net income basis.

(b)    Includes applicable taxes and fees.

Both the cost and availability of jet fuel are subject to many economic and political factors and are therefore beyond our control.  Presenting ex-fuel CASM provides the ability to measure and monitor our cost performance on a more consistent basis.  The following is a reconciliation between the CASM and ex-fuel CASM for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007		2006
	(in millions, except as otherwise indicated)
GAAP operating expenses	$231.3		$216.7
Aircraft fuel, including taxes and oil	59.3		57.0
Adjusted operating expenses	$172.0		$159.7

Available Seat Miles	2,161.1		1,896.2

CASM	10.70	¢	11.43	¢
Less aircraft fuel	2.74		3.01
CASM - ex-fuel	7.96	¢	8.42	¢

Three Months ended March 31, 2007 Compared to Three Months ended March 31, 2006

During the three months ended March 31, 2007, the Company incurred a net loss of $11.9 million and an operating loss of $16.1 million, compared to a net loss of $12.3 million and operating loss of $4.6 million for the same three-month period in 2006.  Operating loss increased by $11.5 million in the three months ended March 31, 2007, compared to the operating loss for the same three-month period in 2006 primarily due to increases in operating expenses.  Despite the increase in operating loss from 2006, the net loss only decreased by $0.4 million in the three months ended March 31, 2007 compared to the same period in 2006.  This was primarily due to a tax benefit of $7.9 million recognized during the three months ended March 31, 2007 as a result of our ability to carryback losses to prior years not available in the prior year due to the existence of taxable temporary differences.  The significant differences between income and expense items for the first quarters of 2007 and 2006 are discussed below.

Operating Revenue. Operating revenue was $215.2 million for the three months ended March 31, 2007, a 1.5% increase over operating revenue of $212.1 million for the same three-month period in 2006.  Scheduled passenger revenue was $192.6 million for the three months ended March 31, 2007, compared to scheduled passenger revenue of $189.6 million for the same three-month period in 2006.  The detail of changes in revenue is described in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
Transpacific	$13.0	(4.6)%	16.3%	18.7%
Interisland	(9.3)	(26.6)	14.4	11.1
South Pacific	(0.7)	3.3	(8.5)	(18.3)
Total scheduled	$3.0	(11.1)%	14.2%	14.2%

Other operating revenue remained flat at $22.6 million for the three months ended March 31, 2007 compared to the comparable three-month period in 2006.

Operating Expenses. Operating expenses were $231.3 million for the three months ended March 31, 2007, a $14.6 million increase from operating expenses of $216.7 million for the comparable three-month period in 2006.  The increase in operating expenses for the three-month period in 2007 was due primarily to increases in maintenance materials and repairs, depreciation and amortization, aircraft fuel and aircraft and passenger servicing expenses.

		Change from
	Three months	three months
	ended	ended
	March 31, 2007	March 31, 2006	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$59,294	$2,332	4.1	%(a)
Wages and benefits	57,997	(172)	(0.3)
Aircraft rent	24,140	(3,218)	(11.8	) (b)
Maintenance materials and repairs	25,062	8,290	49.4	(c)
Aircraft and passenger servicing	14,090	2,093	17.4	(d)
Commissions and other selling	13,384	480	3.7
Depreciation and amortization	10,226	3,462	51.2	(e)
Other rentals and landing fees	6,985	1,070	18.1	(f)
Other	20,143	300	1.5
Total	$231,321	$14,637	6.8%

(a)                                  The increase in aircraft fuel expense was due to a 12% increase in fuel consumption during the three-month period ended March 31, 2007 related primarily to increased operations on our transpacific and interisland routes (we flew approximately 2,900 or 14% more block hours in the three months ended March 31, 2007 compared to the same period in 2006).  Partially offsetting the increased consumption, the cost of fuel (inclusive of taxes, delivery and hedging) decreased by 7.2% to an average of $1.94 per gallon for the three-month period ended March 31, 2007 compared to the same period in 2006, and the implementation of fuel efficiency programs in 2006 resulted in a 1.8% improvement in our burn rate (gallons consumed per block hour).  In addition, aircraft fuel expense for the three-month period in 2007 included a loss of $0.1 million resulting from the fuel hedging programs in effect during that quarter, compared to a loss of $3.4 million recognized in the comparable three-month period in 2006.

Hawaiian’s jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of hedge gains or losses for the designated period.

As illustrated below, Hawaiian’s average fuel expense per gallon in the first quarter of 2007 was $1.94, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$1.84	$56.3
Taxes	0.09	2.8
Hedge Impact	0.01	0.1
Fuel Expense	$1.94	$59.2

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)                                  The decrease in aircraft rent expense was a result of the purchase in late December 2006 of three Boeing 767-300ER aircraft that were previously leased.  This decrease was partially offset by $1.1 million of aircraft rent expense recorded during the three months ended March 31, 2007, due primarily to projected cost savings for major maintenance activities for certain leased aircraft with non-refundable maintenance deposits.  As a result of the expected cost savings, we expensed $0.8 million of certain major overhaul maintenance deposits that we had previously determined to be recoverable through future maintenance activities with our current third-party maintenance providers, along with $0.3 million of spare engine maintenance deposits that we began expensing as they become due.  Consistent with our accounting policies for aircraft maintenance and repair costs, we review the recoverability of our maintenance deposits on an ongoing basis and if it is determined that the deposits are not likely to be fully recovered, we will expense the excess deposits as additional aircraft rent.

(c)                                  The increase in maintenance materials and repairs expense was due primarily to a Boeing 767 engine overhaul that took place during the three months ended March 31, 2007 compared to none in the same period in 2006, as well as increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units). The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization for our aircraft (approximately 14% more block hours were operated in the three months ended March 31, 2007 compared to the same period in 2006). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction into our fleet of the four used Boeing 767-300 acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)                                  The increase in aircraft passenger servicing expense was due primarily to an increase in passenger inconvenience expenses as a result of issuing transportation credit orders and vouchers for meals and hotels incurred during the first quarter of 2007.  In addition, passenger food expense increased by approximately 14% which is consistent with the increase in the number of passengers carried.

(e)                                  The increase in depreciation and amortization expense is attributable primarily to depreciation expense incurred following the acquisition of the three Boeing 767-300ER aircraft that were previously leased in late December 2006, as well as depreciation expense incurred on the three used Boeing 767-300 aircraft that were purchased in March 2006 and placed into service in September 2006, January 2007 and March 2007, respectively.

(f)                                    The increase in other rentals and landing fees expense was due to a change in our third-party agreement for our ground handling services at the Seattle-Tacoma International Airport in Seattle, Washington, for which, effective October 2006, we pay the gate and lobby rental charges separate from our ground handling agreement.  This increase is offset by a decrease in ground handling fees related to this change.  In addition, there was an increase in landing fees due to a 12% increase in the number of flights, and an increase in rent expense associated with the Los Angeles Airport Terminal.

Nonoperating Income and Expense.  Nonoperating expense, net was $3.7 million for the three months ended March 31, 2007, as compared to nonoperating expense, net of $7.5 million for the three months ended March 31, 2006.  The decrease of $3.8 million from the three months ended March 31, 2006 to the three months ended March 31, 2007 is primarily due to the following:

•       $3.1 million of debt extinguishment and modification costs recorded during the three months ended March 31, 2006 related to the credit facilities that were amended on March 13, 2006.

•       A decrease of $2.4 million of realized and unrealized losses related to Hawaiian’s fuel hedging program from the three months ended March 31, 2006 to the three months ended March 31, 2007.

•       An increase of $0.6 million of capitalized interest recorded during the three months ended March 31, 2007.

•       $2.6 million higher interest expense during the three months ended March 31, 2007 due to the addition of long-term debt in 2006.

Income Taxes.  The Company recorded an income tax benefit of $7.9 million for the three months ended March 31, 2007 compared to income tax expense of $0.2 million for the same period in 2006.  The difference is primarily due to the tax benefit recognized in the three months ended March 31, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to tax year 2005.   In addition, the Company had more deductible expenses during the three months ended March 31, 2007 compared to the same period in 2006 triggered primarily by accelerated tax depreciation of aircraft that were acquired during 2006.

Liquidity and Capital Resources

Cash Flows

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings, including the loan agreements entered into in December 2006 to finance the purchase of three previously leased Boeing 767-300ER aircraft and two credit facilities entered into in June 2005 in connection with Hawaiian’s plan of reorganization and subsequently amended in March 2006.  These financial arrangements are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006.  Substantially all of our assets are encumbered under our existing credit facilities.

Hawaiian has been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles.  However, the introduction of new and expanded service into our transpacific market by certain major domestic airlines, the depressed fares in our interisland markets associated with overall capacity increases including the entrance of Mesa Airlines in June 2006, and other potential downward pressures on our yields and load factors in the markets we serve have impacted and may continue to adversely impact Hawaiian’s operating revenue.  As discussed above, to counteract in part such potentially adverse effects on our operating revenue, we have initiated programs aimed at significantly reducing our operating expenses in order to help maintain positive cash flow from operations in the future.

Cash, cash equivalents, restricted cash and short-term investments were $170.5 million as of March 31, 2007, which is $2.3 million higher than at December 31, 2006.  Cash and cash equivalents as of March 31, 2007 were $117.0 million which was $50.2 million higher than at December 31, 2006.  The increase in cash and cash equivalents was due to liquidation of a portion of our short-term investments during the three months ended March 31, 2007 as well as the decrease in the holdback level required by our largest credit card processing contract which was amended effective January 1, 2007.  As a result of the amendment to the credit card agreement, our holdback percentage was reduced resulting in a release of approximately $24 million from restricted to unrestricted cash.

Despite our net earnings remaining relatively constant between the three months ended March 31, 2007 and the three months ended March 31, 2006, net cash provided by operating activities increased by $15.7 million between those same periods.  The $15.7 million period-over-period increase was primarily due to increases in air traffic liability during the three months ended March 31, 2007 due to advanced ticket sales for summer travel as well as a reduction in the cash collateral required by our credit card processor due to the amendment discussed above.  Net cash provided by investing activities was $23.6 million during the three months ended March 31, 2007 compared to net cash used in investing activities of $107.5 million for the comparable period in 2006.  During the three months ended March 31, 2007, we had net sales of short-term investments of $33.9 million, which was offset by $10.3 million of capital expenditures primarily related to modifications and overhauls of the remaining used Boeing 767-300 aircraft purchased in March 2006 and improvements to our information technology systems.  During the three months ended March 31, 2006, our restricted cash balance increased by $64.6 million and our capital expenditures primarily related to the initial purchase of the four used Boeing 767-300 aircraft was $36.4 million.  Financing activities for the three months ended March 31, 2007 used net cash of approximately $5.9 million primarily related to repayments on our long-term debt and capital lease obligations, whereas financing activities for the three months ended March 31, 2006 provided net cash of approximately $84.6 million due primarily to the $91.3 million of additional debt incurred.

Financial Covenants

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreement, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheet, totaled $39.9 million at March 31, 2007. Funds are subsequently made available to us as air travel is provided. The agreement also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and maintain certain levels of debt service coverage and operating income. Under the terms of our credit card processing agreement the level of credit card holdback is subject to adjustment based on these specific financial triggers.  As of March 31, 2007, the holdback was at the minimum contractual level of 40% of the applicable unrecognized credit card air traffic liability, and could increase significantly if the various applicable financial triggers are not met.  We cannot guarantee that Hawaiian’s financial performance in future periods will allow it to maintain the current holdback level and that restricted cash will not be commensurately increased.

Pension Plan Funding

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its Air Line Pilots Association, IAM, Transport Workers Union, Network Engineering Group and certain non-contract employees. In the aggregate, these plans are underfunded. Hawaiian made scheduled contributions of $3.0 million during the three months ended March 31, 2007 and expects to contribute an additional $8.4 million to the defined benefit pension plans during the remainder of 2007. Of the $8.4 million, $3.3 million was contributed by Hawaiian in April 2007.  Future funding requirements are dependent upon many factors such as interest rates, funding status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies other than the one discussed immediately below, see “Critical Accounting Policies” and Note 3, “Summary of Significant Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us, provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years and the three months ended March 31, 2007, is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2004	$15,916	$11,412	$(1,990)	$25,338
2005	25,338	12,593	(7,542)	30,389
2006	30,389	14,604	(8,504)	36,489
Three months ended March 31, 2007	36,489	3,396	(125)	39,760
Fair value adjustments (1)				(4,128)
Deposits not considered probable of recovery (2)				(5,115)
Recorded balance at March 31, 2007.				$30,517

(1)             We recorded Hawaiian’s maintenance deposits at fair value upon Hawaiian’s emergence from bankruptcy on June 2, 2005. The individual line items in the table do not reflect our recorded fair value adjustments (which related primarily to recording the deposits at their net present value as of June 2, 2005, based on the anticipated dates the underlying maintenance would be performed).

(2)             Non-refundable amounts that are not considered probable of being used to fund future maintenance expense recognized as additional aircraft rental expense. In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

•       We evaluate the aircraft’s condition, including the airframe, the engines and the landing gear.

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

Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions supporting it change over time. Those key estimates and assumptions include our fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves. In the three months ended March 31, 2007, we initiated negotiations with new third-party maintenance providers resulting in projected cost savings for major maintenance activities for certain leased aircraft with non-refundable maintenance deposits.  As a result of the expected cost savings, we expensed $0.8 million of certain major overhaul maintenance deposits that we had previously determined to be recoverable through future maintenance activities with our current third-party maintenance providers, along with $0.3 million of spare engine maintenance deposits that we began expensing as they become due. This revision in our assessment was based entirely on the projected total cost of the anticipated major maintenance activities that will be required over the remaining aircraft lease term. Based on current market conditions we believe that further significant changes in our fleet plan are unlikely. Furthermore, based on historical trends and future projections, including those published by the manufacturers of our aircraft and engines, we believe it is unlikely that future maintenance costs for our aircraft will decline further to such an extent that the maintenance deposits currently recorded on our consolidated balance sheet would not be used to fund the cost of future maintenance events and therefore not be recoverable.

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

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of Hawaiian’s operating expense. Fuel costs represented 25.6% and 26.3%, respectively, of Hawaiian’s operating expenses for the three months ended March 31, 2007 and the year ended December 31, 2006.  Based on gallons expected to be consumed in 2007, for every one-cent increase in the cost of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.3 million.

As of March 31, 2007, Hawaiian had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 9% of its fuel requirements for the remainder of 2007. Hawaiian does not presently have jet fuel forward contracts to hedge its fuel requirements beyond 2007. Under the terms of these jet fuel forward contracts, Hawaiian pays a fixed price per gallon for jet fuel ranging from $1.78 to $2.04 per gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts was $0.8 million as of March 31, 2007 and was recorded in prepaid expenses and other in the accompanying consolidated balance sheet.

The table below reflects Hawaiian’s jet fuel forward contract position as of March 30, 2007:

	Average Jet Fuel Contract Price Per Gallon	Gallons Hedged	Percentage of Quarterly Consumption Hedged
		(thousands)
Second Quarter 2007	$1.918	7,434	23%
Third Quarter 2007	$1.974	1,218	4%
Fourth Quarter 2007	$2.000	252	1%

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

Interest Rates.  Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  The Company’s debt agreements include the Term A Credit Facility, Term B Credit Facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

At March 31, 2007, we had $85.3 million of fixed rate debt, including capital leases of $0.9 million, and $176.5 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR.  Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually.  The Wells Fargo Bank Prime Rate was 8.25 and one-month LIBOR and six-month LIBOR were 5.32 and 5.33, respectively, on such date.  We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of March 31, 2007, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.6 million as of March 31, 2007.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2007 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleges that Mesa misused confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Anti-Trust Act, intentional interference with prospective economic advantage and unfair trade practices. Hawaiian filed a motion to dismiss the counterclaim in its entirety, and at a hearing held on May 19, 2006, the Bankruptcy Court dismissed the two state law causes of action but not the antitrust action. Hawaiian subsequently filed a motion for summary judgment to dismiss the remaining antitrust action, and at a hearing on December 8, 2006, and by order (as amended) entered on March 5, 2007, the Bankruptcy Court granted the motion for summary judgment and dismissed that remaining counterclaim. On June 28, 2006, we filed a motion for a preliminary injunction, requesting that the Bankruptcy Court enjoin Mesa for a period of one year from selling or issuing tickets in the interisland market. Following a hearing on September 15, 2006, the Bankruptcy Court issued a decision on October 5, 2006, denying the motion for preliminary injunction. On August 14, 2006, we filed a motion to amend our complaint to add as a defendant the former aviation consultant (Consultant) for Hawaiian Holdings that was retained by Mesa in April 2005 to evaluate the Hawaii interisland market. At a hearing held on September 15, 2006, the Bankruptcy Court granted a motion to amend our complaint to add Consultant as a defendant. Mesa and Consultant have since been served with the amended complaint and have filed answers. Trial was scheduled to commence on April 2, 2007. Consultant subsequently filed a motion to postpone the trial date for a period of five months to allow for an opportunity for discovery. That motion was granted by the court and trial has been rescheduled to September 25, 2007.  Discovery is on-going with a cut-off date currently scheduled for May 23, 2007 for fact discovery and August 23, 2007 for expert discovery.

American Samoa

On July 26, 2006, the Governor of the United States Territory of American Samoa, Togiola Tulafono, issued Executive Order 005-2006 (the Executive Order) regarding Hawaiian’s service to American Samoa. The Executive Order stated that within 90 days of its issuance the government of American Samoa would identify a new air carrier to provide essential air service to American Samoa and would ban Hawaiian from clearing into or out of the territory. On August 11, 2006, Hawaiian filed a Request for Declaratory Ruling from the Department of Transportation (DOT), seeking a declaration that the Executive Order is preempted by federal law. The public comment period ended on October 31, 2006, with more than 100 comments filed, including a comment by Governor Tulafono. Hawaiian filed a reply to Governor Tulafono’s public comments on November 3, 2006. On April 2, 2007, DOT issued a Declaratory Order concluding that the Governor may not bar Hawaiian from serving American Samoa and that the federal law had preempted the area. The order also urged Hawaiian and Governor Tulafono to meet to discuss the issues, and DOT will review the claims of discrimination raised in the responses to the Governor’s petition to determine if there is an issue to pursue.   No appeal of this final order has been filed as of this date by the Governor any other party.

On October 23, 2006, Governor Tulafono filed a complaint with the DOT alleging that Hawaiian had not complied with a 1984 Essential Air Service (EAS) Order requiring certain levels of service to be provided by Hawaiian to American Samoa. In response to Governor Tulafono’s complaint, Hawaiian has provided the DOT with information on its service patterns for the past year.   On March 15, 2007, Governor Tulafono petitioned DOT to conduct a review of Pago Pago’s EAS determination particularly with respect to its capacity element during the peak summer months.

In an order issued on March 30, 2007, DOT reviewed the capacity requirements for the EAS program for Pago Pago, American Samoa finding that the capacity levels were appropriate as set forth in its prior Order. DOT found that Hawaiian was in compliance with those Orders through the provision of its historic service levels.  The

Order also reviewed fare levels to comparable destinations and found that Hawaiian’s fares were not suppressing passenger traffic. No appeal of this final order has been filed as of this date by the Governor or any other party.

Chapter 11 Case

On March 23, 2003, Hawaiian filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). On June 2, 2005, Hawaiian’s plan of reorganization became effective, and Holdings reacquired control of Hawaiian by a transaction accounted for as a business combination. Certain aspects of Hawaiian’s bankruptcy case and reorganization, and Holdings’ reacquisition of Hawaiian are summarized under Item 1. “Business—Consummation of Hawaiian’s Joint Plan of Reorganization” of our Annual Report on Form 10-K for the year ended December 31, 2006.

In addition, Hawaiian continues to resolve objections to claims filed by creditors during the bankruptcy case.  On or about April 9, 2007, we received correspondence from a creditor that represented that it had not received notice of the prior claim objection.  Based upon a subsequent investigation, we became aware of the possibility that approximately one hundred forty of the claimants may not have received copies of the objections applicable to their claims or notice of the associated hearing dates.  On April 23, 2007, we filed a motion in Bankruptcy Court to amend the previously entered orders sustaining the objections to these claimants, and to request authority to set a new hearing date to address our objections to each of the claims.  On April 25, 2007, the Bankruptcy Court entered an order approving that motion and set a hearing on our objections to those claims for June 18, 2007.  We do not expect to incur material charges related to the claims.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

Item 1A.                                                  RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description

10.1	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

May 7, 2007	By	/s/ PETER R. INGRAM
Peter R. Ingram
Chief Financial Officer and Treasurer