Form 10-Q
period 2007-06-30
HAWAIIAN HOLDINGS  INC
filed 2007-08-09
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, 47,201,100 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30, ,		June 30
	2007	2006	2007	2006

Operating Revenue:
Passenger	$222,167	$202,157	$414,724	$391,747
Cargo	7,454	7,830	14,444	15,918
Charter	2,213	1,951	4,616	4,225
Other	12,350	12,556	25,590	24,694
Total	244,184	224,494	459,374	436,584

Operating Expenses:
Aircraft fuel, including taxes and oil	68,164	59,216	127,458	116,178
Wages and benefits	59,946	56,057	117,943	114,226
Aircraft rent	24,439	27,164	48,579	54,522
Maintenance materials and repairs	23,236	18,262	48,298	35,034
Aircraft and passenger servicing	13,847	11,760	27,937	23,757
Commissions and other selling	14,996	12,302	28,380	25,206
Depreciation and amortization	11,169	6,961	21,395	13,725
Other rentals and landing fees	6,818	6,149	13,803	12,064
Other	22,168	17,606	42,310	37,449
Total	244,783	215,477	476,103	432,161

Operating Income (Loss)	(599)	9,017	(16,729)	4,423

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(6,414)	(4,533)	(12,956)	(8,469)
Losses due to redemption, extinguishment and modification of long-term debt	—	(28,032)	—	(31,104)
Interest income	2,374	3,037	5,195	5,466
Capitalized interest	400	960	1,309	1,259
Other, net	(963)	(2,519)	(1,811)	(5,753)
Total	(4,603)	(31,087)	(8,263)	(38,601)

Loss Before Income Taxes	(5,202)	(22,070)	(24,992)	(34,178)

Income tax expense (benefit)	(1,261)	4,314	(9,159)	4,498

Net Loss	$(3,941)	$(26,384)	$(15,833)	$(38,676)

Net Loss Per Common Stock Share:
Basic	$(0.08)	$(0.56)	$(0.34)	$(0.82)
Diluted	$(0.08)	$(0.56)	$(0.34)	$(0.82)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,153	47,171	47,153	47,126
Diluted	47,153	47,171	47,153	47,126

See accompanying Notes to Consolidated Financial Statements.

Hawaiia  n Holdings, Inc.

Consolidated Balance Sheets (in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$104,518	$66,852
Restricted cash	49,132	53,719
Short-term investments	48,330	47,630
Total cash, restricted cash and short-term investments	201,980	168,201
Accounts receivable, net of allowance for doubtful accounts of $345 and $498 as of June 30, 2007 and December 31, 2006, respectively	50,159	39,304
Spare parts and supplies, net	14,406	15,462
Deferred tax assets	17,788	17,609
Prepaid expenses and other	27,593	19,120
Total	311,926	259,696

Property and equipment, less accumulated depreciation and amortization of $29,748 and $17,167 as of June 30, 2007 and December 31, 2006, respectively	278,446	272,614

Other Assets:
Long-term prepayments and other	36,163	31,454
Intangible assets, net of accumulated amortization of $48,836 and $37,110 as of June 30, 2007 and December 31, 2006, respectively	150,834	162,560
Goodwill	93,629	93,629
Total Assets	$870,998	$819,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,387	$51,918
Air traffic liability	253,260	180,539
Other accrued liabilities	39,424	38,402
Current maturities of long-term debt and capital lease obligations	23,409	22,992
Total	369,480	293,851

Long-Term Debt and Capital Lease Obligations	227,269	238,381

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	126,463	127,280
Other liabilities and deferred credits	61,345	59,195
Deferred tax liabilities	17,788	17,609
Total	205,596	204,084

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of June 30, 2007 and December 31, 2006	—	—
Common stock, 47,201,100 shares and 46,583,914 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	472	466
Capital in excess of par value	212,103	210,892
Accumulated deficit	(200,101)	(184,268)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	55,923	56,743
Unrealized gain (loss) on hedge instruments and short-term investments	256	(196)
Total	68,653	83,637
Total Liabilities and Shareholders’ Equity	$870,998	$819,953

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2007	2006

Net cash provided by Operating Activities	$68,664	$48,285

Cash flows from Investing Activities:
Additions to property and equipment	(18,634)	(45,124)
Purchases of short-term investments	(40,975)	(12,188)
Sales of short-term investments	40,191	5,010
Deposit into noncurrent escrow account	—	(10,000)
Net cash used in investing activities	(19,418)	(62,302)

Cash flows from Financing Activities:
Proceeds from long-term borrowings	—	91,250
Proceeds from exercise of stock options	—	865
Tax benefit from exercise of stock options	—	142
Debt issuance costs	(167)	(4,463)
Repayments of long-term debt and capital lease obligations	(11,413)	(61,801)
Net cash provided by (used in) financing activities	(11,580)	25,993

Net increase in cash and cash equivalents	37,666	11,976

Cash and cash equivalents - Beginning of Period	66,852	130,155

Cash and cash equivalents - End of Period	$104,518	$142,131

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the total number of miles flown by revenue passengers in 2006, Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States.   Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia. As of June 30, 2007, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments unless otherwise disclosed, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations common to the airline industry and Hawaiian, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2. Loss Per Share

The weighted average number of common shares outstanding used in the calculations of basic and diluted net loss per common share for the three and six months ended June 30, 2007 includes 617,186 shares issued in May 2007 under the Hawaiian Airlines, Inc. Stock Bonus Plan discussed in Note 3.

Options to acquire approximately 2.9 million shares of the Company’s common stock were not included in the calculation of diluted net loss per common share for the three and six months ended June 30, 2007 and options to acquire approximately 2.6 million shares of the Company’s common stock were not included in the calculation of diluted net loss per common share for the three and six months ended June 30, 2006 because the effect of including the options would have been antidilutive.  In addition, 9.5 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 12.7 million and 15.8 million weighted average shares of the Company’s common stock issuable upon conversion of convertible debt securities and issuable upon exercise of common stock warrants, respectively, were excluded from the computation of diluted net loss per common stock share for the three and six months ended June 30, 2006 as they were antidilutive.

3. Stock Option and Stock Bonus Plans

On May 1, 2007, the final distribution of 617,186 shares of the Company’s common stock was made in accordance with the Hawaiian Airlines, Inc. Stock Bonus Plan.  The May 2007 distribution was based on each eligible employee’s pro rata share of the applicable cumulative W-2 wages for the tax year preceding the year of the distribution. For the three and six months ended June 30, 2007, the Company recognized approximately $0.2 million and $0.9 million of expense, respectively, related to the May 2007 distribution, which expense is included in wages and benefits in the accompanying Consolidated Statement of Operations for those periods, with a credit to capital in excess of par value.

4. Employee Benefit Plans

Net periodic defined benefit pension and other retirement benefit expense for the three and six months ended June 30, 2007 and 2006 included the following components (in thousands).

	Three months ended June 30,		Six months ended June 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006

Service cost	$2,445	$1,896	$4,889	$3,792
Interest cost	5,615	5,194	11,229	10,388
Expected return on plan assets	(4,943)	(4,279)	(9,885)	(8,558)
Recognized net actuarial gain	(410)	—	(820)	—

Net periodic benefit cost	$2,707	$2,811	$5,413	$5,622

The Company sponsors three tax-qualified defined benefit pension plans covering certain of its contract labor groups and its non-contract salaried employees. The Company made scheduled contributions of $3.3 million and $6.3 million during the three and six months ended June 30, 2007, respectively, and expects to make contributions of up to $6.7 million during the remainder of 2007, including a $3.3 million contribution that was made in July 2007.

5. Income Taxes

The Company recorded an income tax benefit of $1.3 million and $9.2 million for the three and six months ended June 30, 2007, respectively, primarily due to the tax benefit from operating losses which will be fully recovered by the availability of carrybacks to the 2005 tax year.  The Company recorded an income tax provision of $4.3 million and $4.5 million for the comparable three and six month periods in 2006, respectively.  The Company does not expect to record any significant additional tax benefits resulting from net operating losses, if any, realized in the remainder of 2007 as additional carrybacks are not available during the carryback period.

Utilization of the Company’s deferred tax assets is generally based on the Company’s ability to generate taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration.  As of June 30, 2007, the Company recognized a full valuation allowance on its deferred tax assets.

In October 2006, the Internal Revenue Service (IRS) issued a Revenue Agent’s Report summarizing the income tax examination changes for tax year 2003.  Most issues related to the examination of Hawaiian’s 2003 federal income tax return have been resolved and agreed upon.  Examination issues for 2003 that have not been resolved and agreed upon are currently being reviewed by the Appeals Office of the IRS.

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

Upon adoption of FIN 48, the Company’s existing tax liability was adequate for purposes of its unrecognized tax benefits of $6.7 million; as such, no incremental entry to retained earnings was necessary.  In future periods, the Company may be required to adjust its liability as these matters are finalized, which could increase or decrease our income tax expense and effective income tax rates.  Of the Company’s total unrecognized tax benefits, approximately $6.7 million would favorably affect its effective income tax rate if recognized in future periods.  While the Company expects that the amount of its unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its Consolidated Statement of Operations.  As of January 1, 2007, the Company had liabilities of approximately $0.3 million for interest accrued related to the unrecognized tax benefits.  The amount of interest recognized in its income statement was $0.3 million for the six months ended June 30, 2007.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities.  These taxes and fees have been presented on a net basis in the accompanying Consolidated Statements of Operations and recorded as a liability until remitted to the appropriate taxing authority.

6. Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2007 and 2006 included the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(3,941)	$(26,384)	$(15,833)	$(38,676)
Other comprehensive income (loss):
Unrealized net gains/(losses) on hedge instruments and short-term investments	(564)	4,220	452	13,718
Amortization of net actuarial gains on employee benefit plans	(410)	—	(820)	—
Total comprehensive loss	$(4,915)	$(22,164)	$(16,201)	$(24,958)

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

General Guarantees and Indemnifications

The Company is the lessee under certain real estate leases. It is common in such commercial leases for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically agrees to indemnify such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. The Company cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under our credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $49.1 million at June 30, 2007. Funds, some of which are interest-bearing, are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and maintain certain levels of debt service coverage and operating income. Under the terms of this credit card processing agreement, which was amended effective June 30, 2007,  the level of credit card holdback is subject to adjustment based on these specific financial triggers.  As of June 30, 2007, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could increase up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

8. Special Charges

The Company recorded $2.5 million of severances charges during the three months ended June 30, 2007 as a component of Wages and benefits.  These severance charges are a result of the voluntary separation packages offered to employees affected by the outsourcing of certain functions within our accounting, reservations and information technology (IT) departments and costs related to involuntary terminations resulting from the Company’s organizational restructuring which eliminated approximately 140 positions.  As of June 30, 2007, the Company has a liability of $1.1 million for severance payments recorded in accrued liabilities in the Consolidated Balance Sheets which are expected to be paid during the third quarter of 2007.

9. New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.  As required, the Company will adopt SFAS 157 on January 1, 2008.  The Company has not yet determined the impact of adopting SFAS 157 on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB No. 115 (SFAS 159).  SFAS 159 permits, but does not require, entities to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis, with the objective of reducing both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective for the Company on January 1, 2008.  The Company has not yet determined the impact of adopting SFAS 159 on the consolidated financial statements.

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

•      our dependence on tourist travel;

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

•      demand for transportation in the markets in which we operate;

•      the impact of our substantial financial and operating leverage;

•      our ability to comply with financial covenants;

•      the competitiveness of our labor costs;

•      our relationship with our employees and possible work stoppages;

•      our ability to attract, motivate and retain key executives and other employees;

•      increasing dependence on technologies to operate our business;

•      our reliance on other companies for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, accounting and computer services, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training);

•      our fleet concentration in out-of-production Boeing 717-200 aircraft;

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

•      the impact of possible disruptions due to unpredictable weather and environmental concerns;

•      economic conditions generally;

•      changes in the level of fares we can charge and remain competitive;

•      the cost and availability of insurance, including aircraft insurance;

•      security-related costs;

•      consumer perceptions of our services compared to other airlines; and

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

We are engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers in 2006, Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. As of June 30, 2007, our operating fleet consisted of 11 leased Boeing 717-200 aircraft, 11 leased Boeing 767-300 aircraft and seven owned Boeing 767-300 aircraft.  Based in Honolulu, Hawaiian had approximately 3,480 active employees as of June 30, 2007.

General information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Second Quarter Highlights

•      The fourth and final used Boeing 767-300 aircraft that was purchased in March 2006 was placed into revenue service.  This increased our operating fleet to 11 leased Boeing 717 aircraft for our interisland flights and 18 Boeing 767-300 aircraft (11 leased and seven owned) for our transpacific, South Pacific and charter routes.

•      We increased our capacity by approximately 18.9%, primarily in the transpacific and interisland markets while maintaining our load factor.  However, intense competition on both the interisland and transpacific routes has caused reduced yields and continues to affect our revenue performance.

•      Our operating cost per available seat mile (CASM) decreased by 4.4% from the three months ended June 30, 2006 to the three months ended June 30, 2007 and 5.4% from the six months ended June 30, 2006 to the six months ended June 30, 2007.  Our operating cost per seat mile excluding fuel (ex-fuel CASM) declined by 4.9% and 5.2% for the three and six months ended June 30, 2007, respectively.

•       We continued our cost containment efforts with the implementation of a plan to outsource back-office functions including certain accounting, reservations call center and information technology (IT) activities.  In addition, we announced an organizational restructuring which resulted in the elimination of approximately 140 positions.

•      We were recognized for our outstanding service.  In early July 2007, the U.S. Department of Transportation’s (DOT) monthly Consumer Air Travel Report for May ranked us number one for on-time performance, fewest cancellations and fewest misplaced bags.  We were also ranked number three for fewest complaints.  With this result, we have posted the number one on-time performance reported by the DOT in 40 of the past 43 months.  In its July 2007 issue, Consumer Reports gave us a “Best Buy” rating for offering the “best combination of service and price”.  We were one of only four airlines nationwide and the only one serving Hawaii to receive the magazine’s top rating.  In its June 2007 issue, Travel + Leisure’s 2007 World’s Best Service Awards rated us highest of all domestic carriers serving Hawaii and number three domestic carrier overall.

Results of Operations

We had a net loss of $3.9 million ($0.08 per basic and diluted common share) on an operating loss of $0.6 million for the three months ended June 30, 2007 and a net loss of $15.8 million ($0.34 per basic and diluted common share) on an operating loss of $16.7 million for the six months ended June 30, 2007.  On a net loss basis, our results have improved from the three and six months ended June 30, 2006 to the same periods in 2007, primarily due to nonoperating charges that we recognized during March and April 2006 in connection with the redemption, extinguishment and modification of certain long-term debt we issued in June 2005 to help fund Hawaiian’s joint plan of reorganization.  Our operating income has declined from the three and six months ended June 30, 2006 to the same periods in 2007 primarily due to decreased yields and recognition of certain charges during 2007 related to our cost restructuring initiatives.  Our passenger yield has declined by 8.0% and 9.4% from the three and six months ended June 30, 2006 as compared with the three and six months ended June 30, 2007, respectively.  This decline was attributable to competitive pressures in the form of increased capacity and the proliferation of discount fares on many of our routes. Our revenue per available seat mile declined 8.5% and 9.6% for the three and six months ended June 30, 2007, respectively, from the same periods in 2006.  We expect the proliferation of low fares to continue to exert downward pressure on revenue per available seat mile in 2007. Passenger yield on our interisland routes continue to be affected by the availability of substantially lower fares than were available during the first two quarters of 2006.  The availability of these lower fares is attributed to the commencement of service by Mesa Airlines (Mesa), which operates under the brand name go!, in June 2006

For the three and six months ended June 30, 2007, passenger revenue represented approximately 90% of our operating revenue.  Of this amount, approximately 70% came from our transpacific routes.  Our principal competition on its transpacific routes has come from network carriers such as United Airlines, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and US Airways, and from low-cost air carriers such as ATA Airlines.  Delta Air Lines and Northwest Airlines were both operating under Chapter 11 of the U.S. bankruptcy code since September 2005.  Although both carriers emerged from bankruptcy during 2007, both carriers were able to substantially reduce their cost structures while operating under Chapter 11.  In addition, other airlines continue to pursue a variety of means toward reducing costs and increasing general competitiveness.  Many of the network carriers are able to offset the negative impact of competitive pressure on transpacific routes with increasing yields on their international routes.  Potential increases in airline capacity to Hawaii, whether from existing or other network carriers or low-cost carriers, could result in a significant decrease in our share of the transpacific market and/or our yields in that market, which could have a material adverse effect on our results of operations and financial condition.

In the South Pacific market, we currently are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways, its low-cost affiliate Jetstar and Air Canada on this route.  For the three and six months ended June 30, 2007 and the year ended December 31, 2006, we derived approximately 7% of our total operating revenue from our South Pacific market.

For the three and six months ended June 30, 2007, our CASM decreased by 4.4% and 5.4%, respectively, from those same periods in 2006.  Our ex-fuel CASM decreased by 4.9% and 5.2% for the three and six months ended June 30, 2007, respectively, compared to those same periods in 2006.  While our operations and financial results are affected by a variety of factors, we, like most airlines, are particularly affected by the availability and price of jet fuel.  Fuel costs are volatile and constituted a significant portion of our operating expenses representing approximately 27.9% and 26.8% of our operating expenses for the three and six months ended June 30, 2007, respectively.  Based on gallons expected to be consumed in 2007, every one-cent change in the cost of jet fuel increases or decreases our annual fuel expense by approximately $1.3 million.  Furthermore, although fuel prices have declined from record highs during 2006, future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations.

In order to effectively compete in the markets that we serve, we are committed to managing down our controllable costs. During 2006, we initiated a top-to-bottom review of a variety of third-party spending categories, including the areas of maintenance, ground handling, catering and insurance. We expect annual future savings of over $10 million from these areas specifically.  During July 2007, we executed an agreement with a new third-party maintenance vendor to provide periodic airframe heavy maintenance for our 767-300 fleet, the benefits of which are reflected in the aforementioned savings estimate.  During the summer of 2006, we signed a Letter of Agreement with the International Association of Machinists and Aerospace Workers (IAM) which allows us to outsource reservations, accounting and certain other back office functions in return for job protection to the employees in those areas. During early 2007, we selected vendors for the areas of reservations, accounting and IT and offered voluntary separation packages to those employees whose positions were affected.  Outsourcing of certain reservations activities to a third-party contractor in the Philippines began during April 2007, while transition of certain transactional accounting functions and certain IT infrastructure functions to a third-party contractor in India commenced during the second quarter of 2007.  In addition, during the second quarter of 2007, we announced an organization restructuring resulting in the elimination of approximately 140 positions.  Of the approximately 140 positions that were eliminated, 98 positions were filled by non-union employees who held administrative positions throughout the Company.  The remaining positions that were eliminated were unfilled at the time of the organizational restructuring.  As a result of voluntary separation packages offered to employees affected by outsourcing and costs related to the involuntary terminations, our second quarter results include $2.5 million of severance charges in wages and benefits in the Consolidated Statement of Operations.

Hawaiian Holdings, Inc.
Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2007		2006		2007		2006
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,766		1,516		3,428		2,964
Revenue passenger miles (RPM)	1,985,317		1,661,489		3,842,227		3,287,320
Available seat miles (ASM)	2,277,172		1,911,600		4,400,613		3,770,205
Passenger revenue per ASM (PRASM)	9.76	¢	10.58	¢	9.43	¢	10.39	¢
Passenger load factor (RPM/ASM)	87.2%		86.9%		87.3%		87.2%
Passenger revenue per RPM (Yield)	11.19	¢	12.17	¢	10.79	¢	11.92	¢

Charter Operations:
Revenue block hours operated (actual)	279		266		593		577
Revenue per revenue block hour	$7.9		$7.3		$7.8		$7.3

Cargo Operations:
Revenue ton miles (RTM)	16,015		19,337		31,972		38,002
Revenue per RTM	38.89	¢	34.69	¢	38.42	¢	35.76	¢

Total Operations:
Operating revenue per ASM	10.56	¢	11.54	¢	10.27	¢	11.37	¢
Operating cost per ASM (CASM)	10.59	¢	11.08	¢	10.64	¢	11.25	¢
Operating cost per ASM excluding fuel (ex-fuel CASM)	7.64	¢	8.03	¢	7.80	¢	8.23	¢
Revenue passengers flown	1,776		1,526		3,451		2,987
Revenue block hours operated (actual)	24,419		20,857		47,595		41,182
RPM	2,014,017		1,690,381		3,904,721		3,350,947
ASM	2,311,751		1,944,880		4,472,882		3,841,041
Breakeven load factor (a)	87.9%		96.6%		89.4%		94.0%
Gallons of jet fuel consumed	32,301		27,499		62,833		54,706
Average cost per gallon of jet fuel (actual) (b)	$2.11		$2.15		$2.03		$2.12

(a)             The scheduled passenger load factor required at the current yield to breakeven on a net income basis.

(b)            Includes applicable taxes and fees.

Both the cost and availability of jet fuel are subject to many economic and political factors and are therefore beyond our control.  Presenting ex-fuel CASM provides the ability to measure and monitor our cost performance on a more consistent basis.  The following is a reconciliation between the CASM and ex-fuel CASM for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$244,783		$215,477		$476,103		$432,161
Aircraft fuel, including taxes and oil	68,164		59,216		127,458		116,178
Adjusted operating expenses	$176,619		$156,261		$348,645		$315,983

Available Seat Miles	2,311,751		1,944,880		4,472,882		3,841,041

CASM	10.59	¢	11.08	¢	10.64	¢	11.25	¢
Less aircraft fuel	2.95	¢	3.05	¢	2.84	¢	3.02	¢
CASM - ex-fuel	7.64	¢	8.03	¢	7.80	¢	8.23	¢

Three Months ended June 30, 2007 Compared to Three Months ended June 30, 2006

During the three months ended June 30, 2007, we incurred a net loss of $3.9 million and an operating loss of $0.6 million, compared to a net loss of $26.4 million and operating income of $9.0 million for the same three-month period in 2006.  Operating income decreased by $9.6 million in the three months ended June 30, 2007, compared to the same three-month period in 2006.  Despite the decrease in operating income from 2006, the net loss for the three months ended June 30, 2007 improved by $22.4 million compared to the same period in 2006.  The net loss for the earlier period included a $28.0 million nonoperating charge that was incurred during the three months ended June 30, 2006 in connection with the redemption, extinguishment and modification of certain long-term debt issued in June 2005 to help fund the joint plan of reorganization.  The significant differences between income and expense items for the second quarters of 2007 and 2006 are discussed below.

Operating Revenue. Operating revenue was $244.2 million for the three months ended June 30, 2007, an 8.8% increase over operating revenue of $224.5 million for the same three-month period in 2006.  Scheduled passenger revenue was $222.2 million for the three months ended June 30, 2007, compared to scheduled passenger revenue of $202.2 million for the same three-month period in 2006.  The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$28.1	(0.2)%	22.1%	24.1%
Interisland	(8.4)	(24.2)	13.1	8.5
South Pacific	0.3	5.6	(3.3)	(12.9)
Total scheduled	$20.0	(8.0)%	19.5%	19.1%

Other operating revenue remained flat at $22.0 million for the three months ended June 30, 2007 compared to the comparable three-month period in 2006.

Operating Expenses. Operating expenses were $244.8 million for the three months ended June 30, 2007, a $29.3 million increase from operating expenses of $215.5 million for the comparable three-month period in 2006.  The increase in operating expenses for the three-month period in 2007 was due primarily to increases in aircraft fuel, maintenance materials and repairs, depreciation and amortization and other operating expenses.

	Three months ended June 30, 2007	Change from three months ended June 30, 2006	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$68,164	$8,948	15.1%	(a)
Wages and benefits	59,946	3,889	6.9	(b)
Aircraft rent	24,439	(2,725)	(10.0)	(c)
Maintenance materials and repairs	23,236	4,974	27.2	(d)
Aircraft and passenger servicing	13,847	2,087	17.7	(e)
Commissions and other selling	14,996	2,694	21.9	(f)
Depreciation and amortization	11,169	4,208	60.5	(g)
Other rentals and landing fees	6,818	669	10.9
Other	22,168	4,562	25.9	(h)
Total	$244,783	$29,306	13.6%

(a)                                 The increase in aircraft fuel expense was due to a 17.5% increase in fuel consumption during the three-month period ended June 30, 2007.  Partially offsetting the increased consumption, the cost of fuel (including taxes, delivery and hedging) decreased by 2.0% to an average of $2.11 per gallon in the second quarter of 2007.  The Company recognized $1.8 million and $1.7 million of gains during the three months ended June 30, 2007 and 2006, respectively, resulting from the fuel hedging programs in effect during that quarter which are reflected in the average fuel price per gallon.

As illustrated below, our average fuel expense per gallon in the second quarter of 2007 was $2.11, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$2.07	$66.8
Taxes	0.09	3.2
Hedge Impact	(0.05)	(1.8)
Fuel Expense	$2.11	$68.2

(b)                                 The increase in wages and benefits expense was primarily due to the $2.5 million special charge related to the voluntary separation packages offered to employees affected by outsourcing and costs related to the involuntary termination, as well as higher wages related to increased headcount of our pilots and flight attendants as a result of the increases in our flight schedule.

(c)                                 The decrease in aircraft rent expense was a result of the purchase in late December 2006 of three Boeing 767-300ER aircraft that were previously leased.  This decrease was partially offset by $1.3 million of aircraft rent expense recorded during the three months ended June 30, 2007, due primarily to supplemental rent charged for certain leased aircraft with non-refundable maintenance deposits.  See our Critical Accounting Policies section for further discussion.

(d)                                 The increase in maintenance materials and repairs expense was due primarily to a Boeing 767 engine overhaul that took place during the three months ended June 30, 2007 compared to none in the same period in 2006, as well as increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units). The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization of our aircraft (approximately

                                                16.6% more block hours were operated in the three months ended June 30, 2007 compared to the same period in 2006). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction of the four used Boeing 767-300 aircraft acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as deposits, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(e)                                  The increase in aircraft and passenger servicing expense was due primarily to an increase in passenger food expense, which was due to a 21% increase in passengers on our long haul 767-300 services.  In addition, passenger inconvenience expenses increased by approximately $0.9 million due to more flight disruptions.

(f)                                    The increase in commissions and other selling expenses was due primarily to a 21% increase in credit card fees due to an increase in credit card sales, as well as a 37% increase in booking fees attributable to the expansion of available fare classes and an increase in agency bookings.

(g)                                 The increase in depreciation and amortization expense was attributable primarily to depreciation expense incurred following the acquisition of the three Boeing 767-300ER aircraft that were previously leased in late December 2006, as well as depreciation expense incurred on the four used Boeing 767-300 aircraft that were purchased in March 2006 and placed into service in September 2006 and January, March and June 2007, respectively.

(h)                                 The increase in other operating expense was primarily due to expenses incurred as a result of the transition of certain of our reservations functions to a third-party contractor in the Philippines and certain of our accounting functions to a third-party contractor in India.  The transition expenses included professional and technical fees paid to a third-party to assist us with the transition process, transition fees paid to the third-party contractors in the Philippines and India, and air, hotel and per diem costs incurred by employees to perform offshore training in the Philippines and India.

Nonoperating Income and Expense.  Nonoperating expense, net was $4.6 million for the three months ended June 30, 2007, as compared to nonoperating expense, net of $31.1 million for the three months ended June 30, 2006.  The $26.5 million improvement from the three months ended June 30, 2006 to the three months ended June 30, 2007 is primarily due to the following:

•                    $28.0 million of nonoperating loss on the redemption of the 5.0% subordinated convertible notes on April 21, 2006 due principally to the accelerated amortization of the remaining discount associated with the notes when they were initially issued in June 2005.

•                    $1.9 million higher interest expense during the three months ended June 30, 2007 due to the addition of long-term debt in 2006.

Income Taxes.  We recorded an income tax benefit of $1.3 million for the three months ended June 30, 2007 compared to income tax expense of $4.3 million for the same period in 2006.  The difference is primarily due to the tax benefit recognized in the three months ended June 30, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to tax year 2005.  In addition, our taxable income for the three months ended June 30, 2007 was less than the same period in 2006 because of higher deductible expenses triggered primarily by accelerated tax depreciation of aircraft that were acquired during 2006.

Six Months ended June 30, 2007 Compared to Six Months ended June 30, 2006

During the six months ended June 30, 2007, we incurred a net loss of $15.8 million and an operating loss of $16.7 million, compared to a net loss of $38.7 million and operating income of $4.4 million for the same six-month period in 2006.  Operating loss increased by $21.1 million in the six months ended June 30, 2007, compared to the operating income for the same six-month period in 2006.  Despite the increase in operating loss from 2006, the net loss for the six months ended June 30, 2007 improved by $22.8 million compared to the same period in 2006.  This was due to a $31.1 million nonoperating charge incurred during the six months ended June 30, 2006 in connection with the redemption, extinguishment and modification of certain long-term debt issued in June 2005 to help fund the joint plan of reorganization.  The significant differences between income and expense items for the six months ended June 30, 2007 and 2006 are discussed below.

Operating Revenue. Operating revenue was $459.4 million for the six months ended June 30, 2007, a 5.2% increase over operating revenue of $436.6 million for the same three-month period in 2006.  Scheduled passenger revenue was $414.7 million for the six months ended June 30, 2007, compared to scheduled passenger revenue of $391.7 million for the same six-month period in 2006.  The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
Transpacific	$41.1	(2.2)%	19.2%	21.5%
Interisland	(17.7)	(25.4)	13.7	9.8
South Pacific	(0.4)	4.6	(6.0)	(15.6)
Total scheduled	$23.0	(9.4)%	16.9%	16.7%

Other operating revenue remained flat at $44.7 million for the six months ended June 30, 2007 compared to the comparable six-month period in 2006.

Operating Expenses. Operating expenses were $476.1 million for the six months ended June 30, 2007, a $43.9 million increase from operating expenses of $432.2 million for the comparable six-month period in 2006.  The increase in operating expenses for the six-month period in 2007 was due primarily to increases in maintenance materials and repairs, aircraft fuel and depreciation and amortization expenses.

		Change from six
	Six months ended	months ended
	June 30, 2007	June 30, 2006	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$127,458	$11,280	9.7%	(a)
Wages and benefits	117,943	3,717	3.3	(b)
Aircraft rent	48,579	(5,943)	(10.9)	(c)
Maintenance materials and repairs	48,298	13,264	37.9	(d)
Aircraft and passenger servicing	27,937	4,180	17.6	(e)
Commissions and other selling	28,380	3,174	12.6	(f)
Depreciation and amortization	21,395	7,670	55.9	(g)
Other rentals and landing fees	13,803	1,739	14.4
Other	42,310	4,861	13.0	(h)
Total	$476,103	$43,942	10.2%

(a)                                  The increase in aircraft fuel expense was due to a 15% increase in fuel consumption during the six-month period ended June 30, 2007.  Partially offsetting the increased consumption, the cost of fuel (inclusive of taxes, delivery and hedging) decreased by 4.2% to an average of $2.03 per gallon for the six-month period ended June 30, 2007, and the implementation of fuel efficiency programs in 2006 resulted in a 1% improvement in our burn rate (gallons consumed per block hour).  The Company recorded a gain of $1.6 million and a loss of $1.7 million during the six months ended June 30, 2007 and 2006, respectively, resulting from the fuel hedging programs in effect during those respective periods.

Our jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of hedge gains or losses for the designated period.

As illustrated below, our average fuel expense per gallon in the first six months of 2007 was $2.03, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the period.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$1.96	$123.1
Taxes	0.10	6.0
Hedge Impact	(0.03)	(1.6)
Fuel Expense	$2.03	$127.5

(b)                                 The increase in wages and benefits expense was primarily due to the $2.5 million special charge related to the voluntary separation packages offered to employees affected by outsourcing and severance costs related to the organizational restructuring, as well as higher wages related to increased headcount of pilots and flight attendants as a result of the increases in our flight schedule.

(c)                                 The decrease in aircraft rent expense was a result of the purchase in late December 2006 of three Boeing 767-300ER aircraft that were previously leased.  This decrease was partially offset by $2.3 million of aircraft rent expense recorded during the six months ended June 30, 2007, due primarily to supplemental rent charged for certain leased aircraft with non-refundable maintenance deposits.  See our Critical Accounting Policies section for further discussion.

(d)                                 The increase in maintenance materials and repairs expense was due primarily to two Boeing 767 engine overhauls that took place during the six months ended June 30, 2007 compared to none in the same period in 2006, as well as increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units). The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 16% more block hours were operated in the six months ended June 30, 2007 compared to the same period in 2006). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction of the four used Boeing 767-300 aircraft acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(e)                                 The increase in aircraft and passenger servicing expense was due primarily to an increase in passenger inconvenience expenses as a result of issuing transportation credit orders and vouchers for meals and hotels incurred during the first six months of 2007.  In addition, passenger food expense increased by approximately 19% which was consistent with the increase in the number of passengers carried on our long haul 767-300 services.

(f)                                   The increase in commissions and other selling expenses was due primarily to a 12% increase in credit card fees due to an increase in credit card sales, as well as a 23% increase in booking fees attributable to the expansion of available fare classes and an increase in agency bookings.

(g)                                The increase in depreciation and amortization expense was attributable primarily to depreciation expense incurred following the acquisition of the three Boeing 767-300ER aircraft that were previously leased in late December 2006, as well as depreciation expense incurred on the four used Boeing 767-300 aircraft that were purchased in March 2006 and placed into service in September 2006 and January, March and June 2007, respectively.

(h)                                The increase in other operating expense was primarily due to expenses incurred as a result of the transition of certain of our reservations functions to a third-party contractor in the Philippines and certain of our accounting functions to a third-party contractor in India.  The transition expenses included professional and technical fees paid to a third-party to assist us with the transition process, transition fees paid to the third-party contractors in the Philippines and India, and air, hotel and per diem costs incurred by employees to perform offshore training in the Philippines and India.

Nonoperating Income and Expense.  Nonoperating expense, net was $8.3 million for the six months ended June 30, 2007, as compared to nonoperating expense, net of $38.6 million for the six months ended June 30, 2006.  The decrease of $30.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to the following:

•                    $28.0 million of nonoperating loss on the redemption of the 5.0% subordinated convertible notes on April 21, 2006 due principally to the accelerated amortization of the remaining discount associated with the notes when they were initially issued in June 2005.

•                    $3.1 million of debt extinguishment and modification costs recorded during the six months ended June 30, 2006 related to the credit facilities that were amended on March 13, 2006.

•                    $1.6 million of realized and unrealized gains related to our fuel hedging program recognized during the six months ended June 30, 2007 compared to $1.7 million of realized and unrealized losses recognized during the six months ended June 30, 2006.

•                    $4.5 million higher interest expense during the six months ended June 30, 2007 due to the addition of long-term debt in 2006.

Income Taxes.  We recorded an income tax benefit of $9.2 million for the six months ended June 30, 2007 compared to income tax expense of $4.5 million for the same period in 2006.  The difference was primarily due to the tax benefit recognized in the six months ended June 30, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to tax year 2005.   In addition, our taxable income for the six months ended June 30, 2007 was less than the same period in 2006 because of higher deductible expenses triggered primarily by accelerated tax depreciation of aircraft that were acquired during 2006.

Liquidity and Capital Resources

Cash Flows

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings, including the loan agreements entered into in December 2006 to finance the purchase of three previously leased Boeing 767-300ER aircraft and two credit facilities entered into in June 2005 in connection with our plan of reorganization and subsequently amended in March 2006.  These financial arrangements are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2006.  Substantially all of our assets are encumbered under our existing credit facilities.

We have been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on its long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles.  However, the introduction of new and expanded service into our transpacific market by certain major domestic airlines, the depressed fares in our interisland markets associated with overall capacity increases including the entrance of Mesa Airlines in June 2006, and other potential downward pressures on our yields and load factors in the markets we serve have adversely impacted and may continue to adversely impact our operating revenue.  As discussed above, to counteract in part such potentially adverse effects on our operating revenue, we have initiated programs aimed at significantly reducing our operating expenses in order to help maintain positive cash flow from operations in the future.

Cash, cash equivalents, restricted cash and short-term investments were $202.0 million as of June 30, 2007, which was $33.8 million higher than at December 31, 2006.  Cash and cash equivalents as of June 30, 2007 were $104.5 million which was $37.7 million higher than at December 31, 2006.  The increase in cash and cash equivalents was due to increased ticket sales and a decrease in the holdback level required by our largest credit card processing contract which was amended effective January 1, 2007.  As a result of the amendment to the credit card agreement, our holdback percentage was reduced, resulting in a release of approximately $24 million from restricted to unrestricted cash.

Our net cash provided by operating activities increased by $20.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007 which is consistent with the decrease in our net loss of $21.6 million between those same periods.  The $20.3 million period-over-period increase was primarily due to a reduction in the cash collateral required by our credit card processor resulting from the amendment discussed above, as well as increases in air traffic liability during the six months ended June 30, 2007 due to advanced ticket sales and due to a reduction in the other accrued liabilities during the six months ended June 30, 2006.  Net cash used by investing activities was $19.4 million during the six months ended June 30, 2007 compared to net cash used of $62.3 million for the comparable period in 2006.  The net cash used of $19.4 million during the six months ended June 30, 2007 was due to $18.6 million of capital expenditures primarily related to modifications and overhauls of the last used Boeing 767-300 aircraft purchased in March 2006 which was placed into service in May 2007.  Purchases and sales of short-term investments offset each other for the six months ended June 30, 2007.  During the six months ended June 30, 2006, we used $62.3 million of cash for investing activities.  This was comprised of $45.1 million of capital expenditures related to the initial purchase of the four used Boeing 767-300, an increase in our restricted cash balance of $10.0 million and $7.2 million of net purchases of short-term investments.  Financing activities for the six months ended June 30, 2007 used net cash of approximately $11.5 million primarily related to repayments on our long-term debt and capital lease obligations, whereas financing activities for the six months ended June 30, 2006 provided net cash of approximately $26.0 million due primarily to the $91.3 million of additional debt incurred, offset by $54.9 million used to repurchase the subordinated convertible notes and warrants.

Financial Covenants

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of June 30, 2007, we were in compliance with our covenants.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $49.1 million at June 30, 2007. Funds, some of which are interest-bearing, are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and maintain certain levels of debt service coverage and operating income. Under the terms of this credit card processing agreement, which was amended effective June 30, 2007, the level of credit card holdback is subject to adjustment based on these specific financial triggers.  As of June 30, 2007, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability.  However, given continued downward pressure on passenger yields and volatility of fuel prices, we cannot guarantee that our financial performance in future periods will not require further increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased.  The additional holdback of restricted cash may increase the likelihood of failing to comply with other credit facility financial covenants and, if we did not take steps to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension Plan Funding

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its Air Line Pilots Association, IAM, Transport Workers Union, Network Engineering Group and certain non-contract employees. In the aggregate, these plans are underfunded. Hawaiian made scheduled contributions of $3.3 million and $6.3 million during the three and six months ended June 30, 2007, respectively, and expects to contribute up to $6.7 million to the defined benefit pension plans during the remainder of 2007. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

As a result of a recent technical correction to the Pension Protection Act of 2006, the timing of our minimum required contributions to our defined benefit pension plans has changed significantly and will have the effect of delaying previously required minimum contributions to future periods.  The legislation did not change our total future contributions and also did not change the expected contribution for 2007.

The U.S. Congress is currently considering legislation that would allow commercial airline pilots to fly until age 65.  The Federal Aviation Administration currently requires commercial pilots to retire once they reach age 60.  We have not completed an evaluation of the impact of the proposed legislation on our financial statements; however, the proposed legislation could have a material impact on the valuation of our liability for pension and postretirement benefits.

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

Aircraft maintenance and repair costs.   Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred, on the basis of hours flown per contract. Under the terms of our power-by-the-hour agreements, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas, at the expiration of certain other of our existing aircraft lease agreements, any such excess amounts are returned to us provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years and the six months ended June 30, 2007, is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2004	$15,916	$11,412	$(1,990)	$25,338
2005	25,338	12,593	(7,542)	30,389
2006	30,389	14,604	(8,504)	36,489
Six months ended June 30, 2007	36,489	6,515	(125)	42,879
Fair value adjustments (1)				(3,956)
Deposits not considered probable of recovery (2)				(6,398)
Recorded balance at June 30, 2007				$32,525

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

•       We also estimate the cost of performing all required maintenance during the lease term. These estimates are based on the experience of our maintenance personnel and industry available data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers. Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions supporting it change over time. Those key estimates and assumptions include our fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves. During the six months ended June 30, 2007, we initiated negotiations with new third-party maintenance providers resulting in projected cost savings for major maintenance activities for certain leased aircraft with non-refundable maintenance deposits.  As a result of the expected cost savings, we expensed $1.3 million of certain major overhaul maintenance deposits that we had previously determined to be recoverable through future maintenance activities with our current third-party maintenance providers, along with $1.1 million of engine maintenance deposits that we began expensing as they become due. This revision in our assessment was based entirely on the projected total cost of the anticipated major maintenance activities that will be required over the remaining aircraft lease term. During July 2007, we executed the agreement with the new third-party maintenance provider.  Based on current market conditions we believe that further significant changes in our fleet plan are unlikely. Furthermore, based on historical trends and future projections, including those published by the manufacturers of our aircraft and engines, we believe it is unlikely that future maintenance costs for our aircraft will decline further to such an extent that the maintenance deposits currently recorded on our Consolidated Balance Sheets would not be used to fund the cost of future maintenance events and, therefore, not be recoverable.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices), and interest rate risk. We have market sensitive instruments in the form of variable rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases. The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of our operating expense. Fuel costs represented 27.9% and 27.3%, respectively, of our operating expenses for the three months ended June 30, 2007 and the year ended December 31, 2006.  Based on gallons expected to be consumed in 2007, for every one-cent increase in the cost of jet fuel, our annual fuel expense increases by approximately $1.3 million.

As of June 30, 2007, we had entered into jet fuel forward contracts with a single counterparty to hedge the cost of approximately 2% of its fuel requirements through the first quarter of 2008.  We presently do not have jet fuel forward contracts to hedge our fuel requirements beyond the first quarter of 2008.  Under the terms of these jet fuel forward contracts, we pay a fixed price per gallon for jet fuel ranging from $1.98 to $2.27 per gallon and receives or pays a floating price per gallon for jet fuel from the counterparty based on the market price for jet fuel. The fair value of the jet fuel forward contracts was $0.1 million as of June 30, 2007 and was recorded in prepaid expenses and other in the accompanying Consolidated Balance Sheets.

The table below reflects our jet fuel forward contract position as of June 30, 2007:

	Average Jet Fuel Contract Price Per Gallon	Gallons Hedged	Percentage of Quarterly Consumption Hedged
		(thousands)
Third Quarter 2007	$2.11	1,008	3%
Fourth Quarter 2007	$2.17	840	3%
First Quarter 2008	$2.25	168	1%

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

At June 30, 2007, we had $84.1 million of fixed rate debt, including capital leases of $0.9 million, and $172.0 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and three-month LIBOR.  Interest rates on the LIBOR indexed loans adjust either monthly or quarterly.  The Wells Fargo Bank Prime Rate was 8.25% and one-month LIBOR and three-month LIBOR were 5.32% and 5.36%, respectively, on such date.  We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of June 30, 2007, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.4 million as of June 30, 2007.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2007 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

During the second quarter of 2007, we began outsourcing certain accounting functions to a business process outsourcing (BPO) organization in India.  In connection with this transaction, we believe there have been no significant changes to the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the effectiveness of our internal controls over financial reporting.

During the third quarter of 2007, we will continue to outsource additional accounting functions and processes to India as well as upgrade our financial accounting system.  We will continue to monitor and assess the impact to our internal controls over financial reporting and will determine the significance of any changes during the third quarter.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleges that Mesa misused confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On March 16, 2006, Mesa filed its answer to the complaint and a counterclaim alleging violations of the Sherman Anti-Trust Act, intentional interference with prospective economic advantage and unfair trade practices. Hawaiian filed a motion to dismiss the counterclaim in its entirety, and at a hearing held on May 19, 2006, the Bankruptcy Court dismissed the two state law causes of action but not the antitrust action. Hawaiian subsequently filed a motion for summary judgment to dismiss the remaining antitrust action, and at a hearing on December 8, 2006, and by order (as amended) entered on March 5, 2007, the Bankruptcy Court granted the motion for summary judgment and dismissed that remaining counterclaim. On June 28, 2006, we filed a motion for a preliminary injunction, requesting that the Bankruptcy Court enjoin Mesa for a period of one year from selling or issuing tickets in the interisland market. Following a hearing on September 15, 2006, the Bankruptcy Court issued a decision on October 5, 2006, denying the motion for preliminary injunction. On August 14, 2006, we filed a motion to amend our complaint to add as a defendant the former aviation consultant (Consultant) for Hawaiian Holdings that was retained by Mesa in April 2005 to evaluate the Hawaii interisland market. At a hearing held on September 15, 2006, the Bankruptcy Court granted a motion to amend our complaint to add Consultant as a defendant. Mesa and Consultant have since been served with the amended complaint and have filed answers. Trial was scheduled to commence on April 2, 2007. Consultant subsequently filed a motion to postpone the trial date for a period of five months to allow for an opportunity for discovery. That motion was granted by the court and trial has been rescheduled to September 25, 2007.  On June 8, 2007, Mesa filed a motion for summary judgment and Consultant filed motions for judgment on the pleadings, partial summary judgment, and summary judgment.  A hearing on those motions is scheduled for July 27, 2007.

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

In addition, Hawaiian resolved objections to the claims filed by creditors who mistakenly had not received notice of the claim objection hearing during the bankruptcy case.  On April 23, 2007, Hawaiian filed a motion in Bankruptcy Court to request authority to set a new hearing date to address Hawaiian’s objections to claims.  After a hearing held on June 18, 2007, the Bankruptcy Court sustained Hawaiian’s objections to all but two claims, which have since been resolved.  We did not incur material charges related to those claims.

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

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 30, 2007, we held our annual meeting of stockholders.  At the meeting, our stockholders voted for eight directors, electing Lawrence S. Hershfield, Mark B. Dunkerley, Randall L. Jenson, Gregory S. Anderson, Thomas B. Fargo, Bert T. Kobayashi, Jr., L. Todd Budge and Crystal K. Rose as members of our Board of Directors.  The results of the voting were as follows:

Proposal	Votes For	Votes Withheld

Election of Lawrence S. Hershfield	37,975,873	939,705

Election of Mark B. Dunkerley	38,003,721	911,857

Election of Randall L. Jenson	37,975,497	940,083

Election of Gregory S. Anderson	38,044,760	870,818

Election of Thomas B. Fargo	38,074,087	841,491

Election of Bert T. Kobayashi, Jr.	38,069,708	845,870

Election of L. Todd Budge	38,066,468	849,110

Election of Crystal K. Rose	38,063,619	851,959

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

August 9, 2007	By	/s/ PETER R. INGRAM
Peter R. Ingram
Chief Financial Officer and Treasurer