Form 10-Q
period 2007-09-30
HAWAIIAN HOLDINGS  INC
filed 2007-11-07
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 22, 2007, 47,241,100 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating Revenue:
Passenger	$247,728	$208,660	$662,443	$600,405
Cargo	8,111	7,884	22,555	23,802
Charter	2,607	2,512	7,223	6,737
Other	14,061	12,778	39,649	37,472
Total	272,507	231,834	731,870	668,416

Operating Expenses:
Aircraft fuel, including taxes and oil	76,821	65,096	204,279	181,274
Wages and benefits	53,585	52,243	171,528	166,469
Aircraft rent	24,629	27,268	73,208	81,790
Maintenance materials and repairs	21,122	17,130	69,420	52,164
Aircraft and passenger servicing	13,172	12,163	41,109	35,920
Commissions and other selling	14,056	11,184	42,436	36,390
Depreciation and amortization	11,958	7,156	33,353	20,881
Other rentals and landing fees	7,521	6,393	21,324	18,458
Other	24,091	20,505	66,390	57,952
Total	246,955	219,138	723,047	651,298

Operating Income	25,552	12,696	8,823	17,118

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(6,397)	(3,886)	(19,353)	(12,354)
Losses due to redemption, extinguishment and modification of long-term debt	—	(1,030)	—	(32,134)
Interest income	2,729	3,518	7,924	8,984
Capitalized interest	—	1,344	1,309	2,603
Other, net	(64)	683	(1,875)	(5,069)
Total	(3,732)	629	(11,995)	(37,970)

Income (Loss) Before Income Taxes	21,820	13,325	(3,172)	(20,852)

Income tax expense (benefit)	2,243	5,565	(6,916)	10,065

Net Income (Loss)	$19,577	$7,760	$3,744	$(30,917)

Net Income (Loss) Per Common Stock Share:
Basic	$0.41	$0.16	$0.08	$(0.66)
Diluted	$0.41	$0.16	$0.08	$(0.66)

Weighted Average Number of
Common Stock Shares Outstanding:
Basic	47,203	47,171	47,190	47,141
Diluted	47,305	47,251	47,362	47,141

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,415	$66,852
Restricted cash	47,823	53,719
Short-term investments	57,017	47,630
Total cash, restricted cash and short-term investments	215,255	168,201
Accounts receivable, net of allowance for doubtful accounts of $577 and $498 as of September 30, 2007 and December 31, 2006, respectively	42,761	39,304
Spare parts and supplies, net	13,346	15,462
Deferred tax assets	20,610	17,609
Prepaid expenses and other	22,924	19,120
Total	314,896	259,696

Property and equipment, less accumulated depreciation and amortization of
$36,623 and $17,167 as of September 30, 2007 and December 31, 2006, respectively	275,492	272,614

Other Assets:
Long-term prepayments and other	38,710	31,454
Intangible assets, net of accumulated amortization of $54,699 and $37,110 as of September 30, 2007 and December 31, 2006, respectively	144,972	162,560
Goodwill	103,748	93,629
Total Assets	$877,818	$819,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,892	$51,918
Air traffic liability	242,709	180,539
Other accrued liabilities	38,987	38,402
Current maturities of long-term debt and capital lease obligations	23,659	22,992
Total	350,247	293,851

Long-Term Debt and Capital Lease Obligations	221,641	238,381

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	130,515	127,280
Other liabilities and deferred credits	61,491	59,195
Deferred tax liabilities	20,610	17,609
Total	212,616	204,084

Commitments and Contingencies

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of September 30, 2007 and December 31, 2006	—	—
Common stock, 47,221,100 shares and 46,583,914 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	472	466
Capital in excess of par value	212,631	210,892
Accumulated deficit	(180,524)	(184,268)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	58,465	56,743
Unrealized gain (loss) on hedge instruments and short-term investments	2,270	(196)
Total	93,314	83,637
Total Liabilities and Shareholders’ Equity	$877,818	$819,953

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Net cash provided by Operating Activities	$93,500	$59,190

Cash flows from Investing Activities:
Additions to property and equipment	(23,373)	(62,419)
Purchases of short-term investments	(65,270)	(44,125)
Sales of short-term investments	55,978	12,810
Net cash used in investing activities	(32,665)	(93,734)

Cash flows from Financing Activities:
Proceeds from long-term borrowings	—	91,250
Proceeds from exercise of stock options	64	865
Tax benefit from exercise of stock options	—	170
Debt issuance costs	(178)	(4,463)
Repayments of long-term debt and capital lease obligations	(17,158)	(75,494)
Net cash provided by (used in) financing activities	(17,272)	12,328

Net increase (decrease) in cash and cash equivalents	43,563	(22,216)

Cash and cash equivalents - Beginning of Period	66,852	130,155

Cash and cash equivalents - End of Period	$110,415	$107,939

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and, based on the total number of miles flown by revenue passengers in 2006, Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific and Australia. As of September 30, 2007, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to the current year presentation.

2. Earnings Per Share

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	47,203	47,171	47,190	47,141
Assumed exercise of stock options	102	80	172	—
Weighted average common stock shares outstanding - Diluted	47,305	47,251	47,362	47,141

Net income (loss) per common stock share:

Basic	$0.41	$0.16	$0.08	$(0.66)
Diluted	$0.41	$0.16	$0.08	$(0.66)

The weighted average number of common shares outstanding used in the calculations of basic and diluted net loss per common share for the three and nine months ended September 30, 2007 includes 617,186 shares issued on May 1, 2007 under the Hawaiian Airlines, Inc. Stock Bonus Plan discussed in Note 3.

Options to acquire approximately 2.5 million and 2.3 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three and nine months ended September 30, 2007, respectively, and options to acquire approximately 2.0 million and 2.6 million shares of the Company’s common stock were not included in the calculation of diluted net (income) loss per common share for the three and nine months ended September 30, 2006, respectively, because the effect of including the options would have been antidilutive. In addition, 9.5 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 9.6 million and 13.7 million weighted average shares of the Company’s common stock issuable upon conversion of convertible debt securities and issuable upon exercise of common stock warrants, respectively, were excluded from the computation of diluted net income (loss) per common stock share for the three and nine months ended September 30, 2006 because the effect of including such shares would have been antidilutive.

3. Employee Benefit Plans

Net periodic defined benefit pension and other retirement benefit expense for the three and nine months ended September 30, 2007 and 2006 included the following components (in thousands).

	Three months ended September 30,		Nine months ended September 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006

Service cost	$2,286	$1,896	$7,632	$5,688
Interest cost	5,614	5,194	17,285	15,582
Expected return on plan assets	(5,217)	(4,279)	(15,240)	(12,837)
Recognized net actuarial gain	(1,032)	—	(1,851)	—

Net periodic benefit cost	$1,651	$2,811	$7,826	$8,433

The Company sponsors three tax-qualified defined benefit pension plans covering certain of its contract labor groups and its non-contract salaried employees. In addition, the Company sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in the Company’s pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for the Company. Employees in the Company’s non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

Effective June 1, 2005, the Company established a separate plan to administer the pilots disability benefits previously covered under the Retirement Plan for Pilots of Hawaiian Airlines, Inc. The Company initially accounted for the separate plan as a defined contribution plan because the Company’s contributions to the plan are limited to an amount specified in the pilots’ disability plan. During the three months ended September 30, 2007, the Company determined that the pilots disability benefits should be accounted for as a defined benefit plan in accordance with Financial Accounting Standards No. 112, Employer’s Accounting for Postemployment Benefits since the plan does not include individual participant accounts. As a result, the Company determined that its accumulated postemployment benefit liability and goodwill were understated by $9.3 million. The impact to employee benefits expense was negligible for all periods. Because the impact of the error was not material to the Company’s financial statement for either the current or prior periods, the Company has corrected its accounting for the other postretirement benefit obligation during the three months ended September 30, 2007.

The Company made scheduled contributions to its tax-qualified defined benefit pension plans and pilots disability plan of $4.7 million and $11.1 million related to these plans during the three and nine months ended September 30, 2007, respectively, and made its last expected contribution for 2007 to its defined benefit pension plans on October 15, 2007 in the amount of $0.6 million.

4. Income Taxes

The Company recorded an income tax expense of $2.2 million and an income tax benefit of $6.9 million for the three and nine months ended September 30, 2007, respectively. The Company recorded an income tax expense of $5.6 million and $10.1 million for the comparable three and nine month periods in 2006, respectively. For the three months ended September 30, 2007, the income tax expense of $2.2 million is driven by the decrease of the net operating loss carryback to 2005 due to the increase in income in the third quarter. For the three months ended September 30, 2006, the income tax expense of $5.6 million is based on the taxable income for the third quarter of 2006. For the nine months ended September 30, 2007, the difference was primarily due to the tax benefit recognized resulting from operating losses which will be fully recovered by the availability of carrybacks to tax years 2004 and 2005. In addition, the taxable income for the nine months ended September 30, 2007 was less than the same period in 2006 because of higher deductible expenses triggered primarily by accelerated tax depreciation of aircraft that were acquired during 2006.

Utilization of the Company’s deferred tax assets is generally based on the Company’s ability to generate taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration. As of September 30, 2007, the Company recognized a full valuation allowance on its deferred tax assets.

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

The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its Consolidated Statement of Operations. As of January 1, 2007, the Company had liabilities of approximately $0.3 million for interest accrued related to the unrecognized tax benefits. The amount of interest recognized in its income statement was $0.2 million and $0.4 million for the three and nine months ended September 30, 2007.

Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying Consolidated Statements of Operations and recorded as a liability until remitted to the appropriate taxing authority.

5. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 included the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$19,577	7,760	$3,744	(30,917)
Other comprehensive income (loss):
Unrealized net gains/(losses) on hedge instruments and short-term investments	2,013	(1,314)	2,466	12,404
Adjustments to net actuarial gains (losses) on employee benefit plans as a result of changes in actuarial assumptions	3,241	—	3,241	—
Amortization of net actuarial gains (losses) on employee benefit plans	(700)	—	(1,519)	—
Total comprehensive income (loss)	$24,131	$6,446	$7,932	$(18,513)

6. Commitments and Contingencies

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements except as noted below.

As previously disclosed, Hawaiian filed suit in the United States Bankruptcy Court for the District of Hawaii against Mesa in February 2006. The suit alleged that Mesa misued confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On October 30, 2007, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest, its cost of litigation and reasonable attorney fees. There can be no assurance that Hawaiian will prevail if this decision is appealed by Mesa, as Mesa has stated publicly that it intends to do, or that any damages or litigation costs will ultimately be recovered by Hawaiian. The recognition of any such amount will only occur when realized, likely upon collection of such amount.

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

Credit Card Holdback

Under Hawaiian’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s Consolidated Balance Sheets, totaled $47.8 million at September 30, 2007. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with Hawaiian’s largest credit card processor also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments, and maintain certain levels of debt service coverage and operating income. Under the terms of this credit card processing agreement, which was amended effective June 30, 2007, the level of credit card holdback is subject to adjustment based on these specific financial triggers. As of September 30, 2007, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

7. Special Charges

The Company recorded $2.5 million of severances charges during the second quarter of 2007 as a component of Wages and Benefits in the Consolidated Statement of Operations. These severance charges are a result of the voluntary separation packages offered to employees affected by the outsourcing of certain functions within our accounting, reservations and information technology (IT) departments and costs related to involuntary terminations resulting from the Company’s organizational restructuring which eliminated approximately 140 positions. There were no additional charges incurred during the three months ended September 30, 2007.

8. New Accounting Standards

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

We are engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market). Based on the total number of miles flown by revenue passengers in 2006, Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States. As of September 30, 2007, our operating fleet consisted of 11 leased Boeing 717-200 aircraft, 11 leased Boeing 767-300 aircraft and seven owned Boeing 767-300 aircraft. Based in Honolulu, Hawaiian had approximately 3,400 active employees as of September 30, 2007.

General information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Third Quarter Highlights

•       We increased our capacity by approximately 17.2%, primarily in the transpacific market with a slight increase in our load factor. However, intense competition on both the interisland and transpacific routes continues to suppress yields and affect our revenue performance.

•       Our operating cost per available seat mile (CASM) decreased by 3.8% from the three months ended September 30, 2006 to the three months ended September 30, 2007 and 4.9% from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. Our operating cost per seat mile excluding fuel (ex-fuel CASM) declined by 5.7% and 5.4% for the three and nine months ended September 30, 2007, respectively.

•      We announced approval from the U.S. Department of Transportation (DOT) to provide nonstop flights between Honolulu and Manila in the Philippines. When service begins in 2008, we will be the only U.S. carrier providing nonstop service between Hawaii and the Philippines.

Results of Operations

We had net income of $19.6 million ($0.41 per basic and diluted common share) on operating income of $25.6 million for the three months ended September 30, 2007 and net income of $3.7 million ($0.08 per basic and diluted common share) on operating income of $8.8 million for the nine months ended September 30, 2007. On a net income basis, our results have improved from the three and nine months ended September 30, 2006 to the same periods in 2007. During the three months ended September 30, 2007, we have seen improvements in our unit operating costs, substantially due to cost containment efforts. During the nine months ended September 30, 2007, our net income improved primarily due to the inclusion in the prior year period of $32.1 million of nonoperating charges incurred in connection with the redemption, extinguishment and modification of certain long-term debt we issued in June 2005 to partially fund Hawaiian’s joint plan of reorganization.

Our passenger yield has declined by 1.0% and 6.4% during the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. This decline was attributable to competitive pressures in the form of increased capacity and the proliferation of discount fares on many of our routes that began during the third quarter of 2006 and the disproportionate increase in our longer haul flying which has lower yield. Our revenue per available seat mile decreased for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 by 6.2%, our revenue per available seat mile increased by 0.3% for the three months ended September 30, 2007 from the same period in 2006. We expect the proliferation of low fares to suppress revenue per available seat mile during the remainder of 2007. Passenger yield on our interisland routes continue to be affected by the availability of substantially lower fares than were available during the first two quarters of 2006. The availability of these lower fares is attributed to the commencement of service by Mesa Airlines (Mesa), which operates under the brand name go!, in June 2006.

For the three and nine months ended September 30, 2007, passenger revenue represented approximately 90% of our operating revenue. Of this amount, approximately 70% came from our transpacific routes. Our principal competition on our transpacific routes has come from network carriers such as United Airlines, American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and US Airways, and from low-cost air carriers such as ATA Airlines. Delta Air Lines and Northwest Airlines were both operating under Chapter 11 of the U.S. Bankruptcy Code since September 2005. Although both carriers emerged from bankruptcy during 2007, both carriers were able to substantially reduce their cost structures while operating under Chapter 11. In addition, other airlines continue to pursue a variety of means toward reducing costs and increasing general competitiveness. Many of the network carriers are able to offset the negative impact of competitive pressure on transpacific routes with increasing yields on their international routes. Potential increases in airline capacity to Hawaii, whether from existing or other network carriers or low-cost carriers, could result in a significant decrease in our share of the transpacific market and/or our yields in that market, which could have a material adverse effect on our results of operations and financial condition. In October 2007, Alaska Airlines commenced daily scheduled service to Hawaii.

In the South Pacific market, we currently are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways, its low-cost affiliate Jetstar and Air Canada on this route. For the three and nine months ended September 30, 2007 and the year ended December 31, 2006, we derived approximately 7% of our total operating revenue from our South Pacific market.

For the three and nine months ended September 30, 2007, our CASM decreased by 3.8% and 4.9%, respectively, from those same periods in 2006. Our ex-fuel CASM decreased by 5.7% and 5.4% for the three and nine months ended September 30, 2007, respectively, compared to those same periods in 2006. While our operations and financial results are affected by a variety of factors, we, like most airlines, are particularly affected by the availability and price of jet fuel. Fuel costs are volatile and constituted a significant portion of our operating expenses representing approximately 31.1% and 28.3% of our operating expenses for the three and nine months ended September 30, 2007, respectively. Based on gallons expected to be consumed in 2007, every one-cent change in the cost of jet fuel increases or decreases our annual fuel expense by approximately $1.3 million. Future increases in jet fuel prices or disruptions in fuel supplies could have a material adverse effect on our results of operations.

In order to more effectively compete in the markets that we serve, we are committed to managing down our controllable costs. During 2006, we initiated a top-to-bottom review of a variety of third-party spending categories, including the areas of maintenance, ground handling, catering and insurance. We expect annual savings of over $10 million from these areas specifically. During July 2007, we executed an agreement with a new third-party maintenance vendor to provide periodic airframe heavy maintenance for our 767-300 fleet, the benefits of which are reflected in the aforementioned savings estimate. During the summer of 2006, we signed a Letter of Agreement with the International Association of Machinists and Aerospace Workers (IAM) which allows us to outsource reservations, accounting and certain other back office functions in return for job protection to the employees in those areas. During early 2007, we selected vendors for the areas of reservations, accounting and IT and offered voluntary separation packages to those employees whose positions were affected. Outsourcing of certain reservations activities to a third-party contractor in the Philippines began during April 2007, while transition of certain transactional accounting functions and certain IT infrastructure functions to a third-party contractor in India commenced during the second quarter of 2007. Each of these outsourcing initiatives is expected to be fully transitioned to steady state by the end of 2007 or early 2008. In addition, approximately 140 positions were eliminated as a result of organizational restructuring, including 98 positions that were filled by non-union employees who held administrative positions throughout the Company. The remaining positions that were eliminated were unfilled at the time of the organizational restructuring. As a result of voluntary separation packages offered to employees affected by outsourcing and costs related to the involuntary terminations, our operating expenses for the nine months ended September 30, 2007 include $2.5 million of severance charges in Wages and Benefits in the Consolidated Statement of Operations.

Hawaiian Holdings, Inc.
Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2007		2006		2007		2006
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,869		1,593		5,298		4,558
Revenue passenger miles (RPM)	2,083,928		1,738,423		5,926,154		5,025,744
Available seat miles (ASM)	2,373,222		2,017,730		6,773,835		5,787,935
Passenger revenue per ASM (PRASM)	10.44	¢	10.34	¢	9.78	¢	10.38	¢
Passenger load factor (RPM/ASM)	87.8%		86.2%		87.5%		86.8%
Passenger revenue per RPM (Yield)	11.89	¢	12.00	¢	11.18	¢	11.95	¢

Charter Operations:
Revenue block hours operated (actual)	283		297		876		874
Revenue per revenue block hour	$9.2		$8.5		$8.2		$7.7

Total Operations:
Operating revenue per ASM	11.32	¢	11.28	¢	10.64	¢	11.34	¢
Operating cost per ASM (CASM)	10.26	¢	10.67	¢	10.51	¢	11.05	¢
Operating cost per ASM excluding fuel (ex-fuel CASM)	7.07	¢	7.50	¢	7.54	¢	7.97	¢
Revenue passengers flown	1,880		1,605		5,331		4,592
Revenue block hours operated (actual)	25,184		22,215		72,704		63,395
RPM	2,111,217		1,768,752		6,015,937		5,119,699
ASM	2,408,201		2,054,655		6,881,083		5,895,696
Breakeven load factor (a)	79.7%		81.5%		85.6%		89.6%
Gallons of jet fuel consumed	33,800		28,990		96,633		83,696
Average cost per gallon of jet fuel (actual) (b)	$2.27		$2.24		$2.11		$2.17

(a)             The scheduled passenger load factor required at the current yield to breakeven on a net income basis.

(b)            Includes applicable taxes and fees.

Both the cost and availability of jet fuel are subject to many economic and political factors and are therefore beyond our control. Presenting ex-fuel CASM provides the ability to measure and monitor our cost performance on a more consistent basis. The following is a reconciliation between the CASM and ex-fuel CASM for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$246,955		$219,138		$723,047		$651,298
Aircraft fuel, including taxes and oil	76,821		65,096		204,279		181,274
Adjusted operating expenses	$170,134		$154,042		$518,768		$470,024

Available Seat Miles	2,408,201		2,054,655		6,881,083		5,895,696

CASM	10.26	¢	10.67	¢	10.51	¢	11.05	¢
Less aircraft fuel	3.19	¢	3.17	¢	2.96	¢	3.07	¢
CASM - ex-fuel	7.07	¢	7.50	¢	7.54	¢	7.97	¢

Three Months ended September 30, 2007 Compared to Three Months ended September 30, 2006

During the three months ended September 30, 2007, we achieved net income of $19.6 million and operating income of $25.6 million, compared to net income of $7.8 million and operating income of $12.7 million for the same three-month period in 2006. The significant differences between income and expense items for the third quarters of 2007 and 2006 are discussed below.

Operating Revenue. Operating revenue was $272.5 million for the three months ended September 30, 2007, a 17.8% increase over operating revenue of $231.8 million for the same three-month period in 2006. Scheduled passenger revenue was $247.7 million for the three months ended September 30, 2007, compared to scheduled passenger revenue of $208.7 million for the same three-month period in 2006. The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$33.2	2.4%	20.7%	21.1%
Interisland	2.7	(8.8)	15.1	1.4
South Pacific	3.2	6.8	14.5	1.3
Total scheduled	$39.1	(1.0)%	19.9%	17.6

Other operating revenue slightly increased to $24.8 million for the three months ended September 30, 2007 compared to $23.2 million for the comparable three-month period in 2006.

Operating Expenses. Operating expenses were $247.0 million for the three months ended September 30, 2007, a $27.8 million increase from operating expenses of $219.1 million for the comparable three-month period in 2006. The increase in operating expenses for the three-month period in 2007 was due primarily to increases in aircraft fuel, maintenance materials and repairs, depreciation and amortization and other operating expenses.

		Change from three
	Three months ended	months ended
	September 30, 2007	September 30, 2006	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$76,821	$11,725	18.0%	(a)
Wages and benefits	53,585	1,342	2.6
Aircraft rent	24,629	(2,639)	(9.7)	(b)
Maintenance materials and repairs	21,122	3,992	23.3	(c)
Aircraft and passenger servicing	13,172	1,009	8.3
Commissions and other selling	14,056	2,872	25.7	(d)
Depreciation and amortization	11,958	4,802	67.1	(e)
Other rentals and landing fees	7,521	1,128	17.6
Other	24,091	3,586	17.5	(f)
Total	$246,955	$27,817	12.7%

(a)                                  The increase in aircraft fuel expense was primarily due to a 16.6% increase in fuel consumption during the three-month period ended September 30, 2007 as a result of increased operations. The cost of fuel (including taxes, delivery and hedging) also increased slightly by 1.2% to an average of $2.27 per gallon in the third quarter of 2007.

The Company recognized $0.7 million and $0.9 million of gains during the three months ended September 30, 2007 and 2006, respectively, resulting from the fuel hedging programs in effect during those quarters which are reflected in the average fuel price per gallon.

As illustrated below, our average fuel expense per gallon in the third quarter of 2007 was $2.27 as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate
		(thousands)
Spot Price (including delivery)	$2.19	$74,066
Taxes	0.10	3,413
Hedge Impact	(0.02)	(658)
Fuel Expense	$2.27	$76,821

(b)                                  The decrease in aircraft rent expense was a result of the purchase in late December 2006 of three Boeing 767-300ER aircraft that were previously leased. This decrease was partially offset by $1.6 million of aircraft rent expense recorded during the three months ended September 30, 2007, due primarily to supplemental rent charged for certain leased aircraft with non-refundable maintenance deposits. See our Critical Accounting Policies section for further discussion.

(c)                                  The increase in maintenance materials and repairs expense was due primarily to three Boeing 767 aircraft c-checks performed during the three months ended September 30, 2007 compared to one in the same period in 2006, as well as increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units). The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 13.2% more block hours were operated in the three months ended September 30, 2007 compared to the same period in 2006). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction of the four used Boeing 767-300 aircraft acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as deposits, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)                                  The increase in commissions and other selling expenses was due primarily to an increase in credit card fees resulting from increased credit card sales as well as an increase in costs associated with our frequent flyer program.

(e)                                  The increase in depreciation and amortization expense was attributable primarily to depreciation expense incurred following the acquisition of the three Boeing 767-300ER aircraft that were previously leased in late December 2006, as well as depreciation expense incurred on the four used Boeing 767-300 aircraft that were purchased in March 2006 and placed into service in September 2006 and January, March and June 2007.

(f)                                    The increase in other operating expense included transition expenses related to the transfer of certain of our reservations functions to a third-party contractor in the Philippines and certain of our accounting and information technology (IT) functions to a third-party contractor in India. The increase also includes third-party contractor costs associated with completed outsourced activities which is expected to increase as we complete our outsourcing initiatives in reservations, accounting and IT. In addition, we incurred higher legal fees during the three months ended September 30, 2007 as well as increased hotel and per diem costs for the flight attendants and pilots as a result of increased operations.

Nonoperating Income and Expense. Nonoperating expense, net was $3.7 million for the three months ended September 30, 2007, as compared to nonoperating income, net of $0.6 million for the three months ended September 30, 2006. The $4.4 million additional expense from the three months ended September 30, 2006 to the three months ended September 30, 2007 is primarily due to higher interest expense due to the addition of long-term debt in 2006.

Income Taxes. We recorded an income tax expense of $2.2 million for the three months ended September 30, 2007 compared to income tax expense of $5.6 million for the same period in 2006. The income tax expense of $2.2 million is driven by the decrease of the net operating loss carryback to 2005 due to the increase in income in the third quarter. The income tax expense of $5.6 million is based on the taxable income for the third quarter of 2006.

Nine Months ended September 30, 2007 Compared to Nine Months ended September 30, 2006

During the nine months ended September 30, 2007, we achieved net income of $3.7 million and operating income of $8.8 million, compared to a net loss of $30.9 million and operating income of $17.1 million for the same nine-month period in 2006. The $34.7 million improvement in net income for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to the inclusion in the earlier period of a $32.1 million nonoperating charge incurred in connection with the redemption, extinguishment and modification of certain long-term debt issued in June 2005 to partially fund the joint plan of reorganization. The significant differences between income and expense items for the nine months ended September 30, 2007 and 2006 are discussed below.

Operating Revenue. Operating revenue was $731.9 million for the nine months ended September 30, 2007, a 9.5% increase over operating revenue of $668.4 million for the same nine-month period in 2006. Scheduled passenger revenue was $662.4 million for the nine months ended September 30, 2007, compared to scheduled passenger revenue of $600.4 million for the same nine-month period in 2006. The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$74.3	(0.5)%	19.8%	21.3%
Interisland	(15.0)	(20.1)	14.2	6.7
South Pacific	2.7	6.0	0.5	(10.4)
Total scheduled	$62.0	(6.4)%	17.9%	17.0%

Operating Expenses. Operating expenses were $723.0 million for the nine months ended September 30, 2007, a $71.7 million increase from operating expenses of $651.3 million for the comparable nine-month period in 2006. The increase in operating expenses for the nine-month period in 2007 was due primarily to increases in aircraft fuel expense, maintenance materials and repairs, and depreciation and amortization expenses.

		Change from nine
	Nine months ended	months ended
	September 30, 2007	September 30, 2006	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$204,279	$23,005	12.7%	(a)
Wages and benefits	171,528	5,059	3.0
Aircraft rent	73,208	(8,582)	(10.5)	(b)
Maintenance materials and repairs	69,420	17,256	33.1	(c)
Aircraft and passenger servicing	41,109	5,189	14.4	(d)
Commissions and other selling	42,436	6,046	16.6	(e)
Depreciation and amortization	33,353	12,472	59.7	(f)
Other rentals and landing fees	21,324	2,866	15.5
Other	66,390	8,438	14.6	(g)
Total	$723,047	$71,749	11.0%

(a)                                  The increase in aircraft fuel expense was due to a 12.5% increase in fuel consumption during the nine-month period ended September 30, 2007 due to increased operations. The cost of fuel (inclusive of taxes, delivery and hedging) also increased slightly by 0.02% to an average of $2.11 per gallon for the nine-month period ended September 30, 2007. The Company recorded a gain of $2.3 million and a loss of $0.8 million during the nine months ended September 30, 2007 and 2006, respectively, resulting from the fuel hedging programs in effect during those respective periods.

As illustrated below, our average fuel expense per gallon in the first nine months of 2007 was $2.11, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the period.

	Per Gallon Average	Aggregate
		(thousands)
Spot Price (including delivery)	$2.04	$197,150
Taxes	0.10	9,412
Hedge Impact	(0.03)	(2,283)
Fuel Expense	$2.11	$204,279

(b)                                  The decrease in aircraft rent expense was a result of the purchase in late December 2006 of three Boeing 767-300ER aircraft that were previously leased. This decrease was offset by $4.2 million of aircraft rent expense recorded during the nine months ended September 30, 2007, due primarily to supplemental rent charged for certain leased aircraft with non-refundable maintenance deposits. See our Critical Accounting Policies section for further discussion.

 (c)                               The increase in maintenance materials and repairs expense was due primarily to two Boeing 767 engine overhauls that took place during the nine months ended September 30, 2007 compared to none in the same period in 2006, as well as increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units). The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization of our aircraft (approximately 15% more block hours were operated in the nine months ended September 30, 2007 compared to the same period in 2006). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction of the four used Boeing 767-300 aircraft acquired in early 2006, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)                                  The increase in aircraft and passenger servicing expense was primarily due to an increase in passenger food expense and an increase in passenger inconvenience expense over the prior year. The increase in passenger food expense is largely attributable to the increase in the number of passengers carried on our long haul 767-300 services.

(e)                                  The increase in commissions and other selling expenses was due primarily to an increase in credit card fees resulting from increased credit card sales as well as an increase in costs associated with our frequent flyer program.

 (f)                                 The increase in depreciation and amortization expense was attributable primarily to depreciation expense incurred following the acquisition of the three Boeing 767-300ER aircraft that were previously leased in late December 2006, as well as depreciation expense incurred on the four used Boeing 767-300 aircraft that were purchased in March 2006 and placed into service in September 2006 and January, March and June 2007.

(g)                                 The increase in other operating expense was primarily due to transition expenses related to the transfer of certain of our reservations functions to a third-party contractor in the Philippines and certain of our accounting and IT functions to a third-party contractor in India. The increase also includes third-party contractor costs associated with completed outsourced activities which are expected to increase as we complete our outsourcing initiatives in reservations, accounting and IT. In addition, we incurred higher legal fees during the nine months ended September 30, 2007 as well as increased hotel and per diem costs for the flight attendants and pilots.

Nonoperating Income and Expense. Nonoperating expense, net was $12.0 million for the nine months ended September 30, 2007, as compared to nonoperating expense, net of $38.0 million for the nine months ended September 30, 2006. The decrease of $26.0 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to the following:

•                    $28.0 million of nonoperating loss on the redemption of the 5.0% subordinated convertible notes on April 21, 2006 due principally to the accelerated amortization of the remaining discount associated with the notes when they were initially issued in June 2005.

•                    $4.1 million of debt extinguishment and modification costs recorded during the nine months ended September 30, 2006 related to the credit facilities that were amended on March 13, 2006.

•                    $7.0 million higher interest expense during the nine months ended September 30, 2007 due to the addition of long-term debt in December 2006.

Income Taxes. We recorded an income tax benefit of $6.9 million for the nine months ended September 30, 2007 compared to income tax expense of $10.1 million for the same period in 2006. The difference was primarily due to the tax benefit recognized in the nine months ended September 30, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to tax years 2004 and 2005. In addition, our taxable income for the nine months ended September 30, 2007 was less than the same period in 2006, primarily due to additional depreciation deductions in 2007. In 2006, taxable income was also higher due to the nondeductibility of certain debt extinguishment charges.

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

We have been able to maintain positive cash flow from operations principally by increasing scheduled passenger revenue through a combination of yield management and scheduling on our long-haul and interisland routes, and through increases in the sales of miles to companies affiliated with its frequent flyer program, HawaiianMiles. However, the introduction of new and expanded service into our transpacific market by certain major domestic airlines, the depressed fares in our interisland markets associated with overall capacity increases due primarily to the entrance of Mesa Airlines in June 2006, and other downward pressures on our yields and load factors in the markets we serve have adversely impacted and may continue to adversely impact our operating revenue. As discussed above, to counteract in part such potentially adverse effects on our operating revenue, we have initiated programs aimed at significantly reducing our operating expenses in order to help maintain positive cash flow from operations in the future.

Cash, cash equivalents, restricted cash and short-term investments were $215.3 million as of September 30, 2007, which was $47.1 million higher than at December 31, 2006. Cash and cash equivalents as of September 30, 2007 were $110.4 million which was $43.6 million higher than at December 31, 2006. The increase in cash and cash equivalents was due to increased ticket sales and a decrease in the holdback level required by our largest credit card processing contract through an amendment which was effective January 1, 2007. As a result of the amendment to the credit card agreement, our holdback percentage was reduced, resulting in a release of approximately $24 million from restricted to unrestricted cash.

Our net cash provided by operating activities increased by $34.3 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 which is consistent with the increase in net income of $34.7 million between those same periods. The $34.3 million period-over-period increase was primarily due to a reduction in the cash collateral required by our credit card processor resulting from the amendment discussed above, as well as increases in air traffic liability during the nine months ended September 30, 2007 due to advanced ticket sales. Net cash used by investing activities was $32.7 million during the nine months ended September 30, 2007 compared to net cash used of $93.7 million for the comparable period in 2006. The net cash used of $32.7 million during the nine months ended September 30, 2007 was due to $23.4 million of capital expenditures primarily related to modifications and overhauls of the used Boeing 767-300 aircraft purchased in March 2006. Purchases and sales of short-term investments offset each other for the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we used $93.7 million of cash for investing activities. This was comprised of $62.4 million of capital expenditures primarily related to the initial purchase of the four used Boeing 767-300 aircraft and $31.3 million of net purchases of short-term investments. Financing activities for the nine months ended September 30, 2007 used net cash of approximately $17.3 million primarily related to repayments on our long-term debt and capital lease obligations, whereas financing activities for the nine months ended September 30, 2006 provided net cash of approximately $12.3 million due primarily to the $91.3 million of additional debt incurred, offset by $54.9 million used to repurchase the subordinated convertible notes and warrants and $20.6 million of repayments on our long-term debt and capital lease obligations.

Financial Covenants

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of September 30, 2007, we were in compliance with these covenants. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $47.8 million at September 30, 2007. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments, and maintain certain levels of debt service coverage and operating income. Under the terms of this credit card processing agreement, which was amended effective June 30, 2007, the level of credit card holdback is subject to adjustment based on these specific financial triggers. As of September 30, 2007, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. However, given continued downward pressure on passenger yields and volatility of fuel prices, we cannot guarantee that our financial performance in future periods will not require further increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased. The additional holdback of restricted cash may increase the likelihood of failing to comply with other credit facility financial covenants and, if we did not take steps to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its Air Line Pilots Association, IAM, Transport Workers Union, Network Engineering Group and certain non-contract employees, as well as a separate plan to administer the pilots’ disability benefits. In the aggregate, these plans are underfunded. Hawaiian made scheduled contributions of $4.7 million and $11.1 million during the three and nine months ended September 30, 2007, respectively, and made its last expected contribution of $0.6 million to the defined benefit pension plans for the remainder of 2007 on October 15, 2007. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Aircraft maintenance and repair costs.   Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred, on the basis of hours flown per contract. Under the terms of our power-by-the-hour agreements, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas, at the expiration of certain other of our existing aircraft lease agreements, any such excess amounts are returned to us provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years and the nine months ended September 30, 2007, is as follows (in thousands):

	Beginning			Ending
	Balance	Payments	Reimbursements	Balance
Year ended December 31:
2004	$15,916	$11,412	$(1,990)	$25,338
2005	25,338	12,593	(7,542)	30,389
2006	30,389	14,604	(8,504)	36,489
Nine months ended September 30, 2007	36,489	9,582	(3,096)	42,975
Fair value adjustments (1)				(3,798)
Deposits not considered probable of recovery (2)				(7,924)
Recorded balance at September 30, 2007				$31,253

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

•       We also estimate the cost of performing all required maintenance during the lease term. These estimates are based on the experience of our maintenance personnel and industry available data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers. Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions supporting it change over time. Those key estimates and assumptions include our fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves. During the nine months ended September 30, 2007, we contracted with a new third-party maintenance provider resulting in projected cost savings for major maintenance activities for certain leased aircraft with non-refundable maintenance deposits. As a result of the expected cost savings, we expensed $1.8 million of certain major overhaul maintenance deposits that we had previously determined to be recoverable through future maintenance activities with our current third-party maintenance providers, along with $1.2 million of engine maintenance deposits that we began expensing as they become due. This revision in our assessment was based entirely on the projected total cost of the anticipated major maintenance activities that will be required over the remaining aircraft lease term. Furthermore, based on historical trends and future projections, including those published by the manufacturers of our aircraft and engines, we believe it is unlikely that future maintenance costs for our aircraft will decline further to such an extent that the maintenance deposits currently recorded on our Consolidated Balance Sheets would not be used to fund the cost of future maintenance events and, therefore, not be recoverable.

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

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of our operating expense. Fuel costs represented 31.1% and 27.3%, respectively, of our operating expenses for the three months ended September 30, 2007 and the year ended December 31, 2006. Based on gallons expected to be consumed in 2007, for every one-cent increase in the cost of jet fuel, our annual fuel expense increases by approximately $1.3 million.

In order to mitigate some of the risk associated with the fluctuating cost of jet fuel, we utilize jet fuel forward contracts and heating oil hedging contracts. As of September 30, 2007, we had entered into jet fuel forward contracts and heating oil forward contracts to hedge the cost of approximately 20% of our fuel requirements through the first quarter of 2008. The combined jet fuel and heating oil forward contracts hedge approximately 25% of our total fuel requirements for the fourth quarter of 2007 and approximately 14% of our total fuel requirements for the first quarter of 2008. Our jet fuel forward contracts have an average contract price of $2.18 and our heating oil forward contracts have an average contract price of $2.05. The fair value of the jet fuel forward contracts and heating oil hedging contracts was $2.1 million as of September 30, 2007 and was recorded in prepaid expenses and other in the accompanying Consolidated Balance Sheets.

Our jet fuel operating expense in a particular period will reflect the spot price for jet fuel during that period, applicable fuel taxes, the cost of delivery to airports and the recognition of hedge gains or losses for the designated period.

We do not hold or issue derivative financial instruments for trading purposes. We are exposed to credit risks in the event our jet fuel forward counterparty fails to meet its obligations; however, we do not expect this counterparty to fail to meet its obligations.

Interest Rates. Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments. The Company’s primary debt agreements include the Term A Credit Facility, Term B Credit Facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

At September 30, 2007, we had $77.8 million of fixed rate debt, including capital leases of $0.8 million, and $167.5 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR. Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually. The Wells Fargo Bank Prime Rate was 7.75% and one-month LIBOR and six-month LIBOR were 5.12% and 5.13%, respectively, on such date. We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments. However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of September 30, 2007, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.2 million as of September 30, 2007.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of September 30, 2007 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

During the third quarter of 2007, we continued to outsource certain accounting functions to a business process outsourcing (BPO) organization in India. We also upgraded our financial accounting system. In connection with these transactions, we believe there have been no significant changes to the internal controls over financial reporting that materially affected, or are reasonably likely to materially affect the effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleged that Mesa misused confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On September 25, 2007 the case went to trial. The first matter the Court considered was the motion for sanctions Hawaiian filed on September 7, 2007 based upon new forensic computer evidence that was uncovered revealing that a Mesa senior executive officer had destroyed files and other documentary evidence on three computers he used and then backdated the computers’ clocks to conceal his spoliation of the evidence. After two days of hearing, the Court ruled that Mesa had failed to return or destroy the proprietary information it had received from Hawaiian, had misused that information, and had relied on that information as a substantial factor in its decision to enter the Hawaii market. During the trial that followed, the remaining issues for Hawaiian to prove were that the information Mesa misused was confidential and not publicly-available, and the extent Hawaiian was damaged by Mesa’s malfeasance. Hawaiian seeks $173 million in damages, plus prejudgment interest and attorney’s fees and costs, and injunctive relief. On October 30, 2007, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date and ordering that Mesa pay Hawaiian post-judgment interest and its cost of litigation and reasonable attorneys’ fees. There can be no assurance that Hawaiian will prevail if this decision is appealed by Mesa, as Mesa has stated publicly that it intends to do, or that any damages or litigation costs will ultimately be recovered by Hawaiian.

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

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                  EXHIBITS.

Exhibit No.	Description

3.2	Amended Bylaws of Hawaiian Holdings, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

November 6, 2007	By	/s/ PETER R. INGRAM
Peter R. Ingram
Chief Financial Officer and Treasurer