Form 10-K
period 2007-12-31
HAWAIIAN HOLDINGS  INC
filed 2008-03-03
CIK 1172222

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant was approximately $170,867,982, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange, on June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter.

        As of January 31, 2008, 47,304,670 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 20, 2008 will be incorporated by reference into Part III of this Form 10-K.

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

        Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

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

  •
  ability to negotiate amendments to labor agreements which are currently amendable or become amendable during 2008;

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

  •
  our reliance on other companies for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training);

  •
  our fleet concentration in out-of-production Boeing 717-200 aircraft;

  •
  our new long-term commitments with aircraft and engine manufacturers and eventual financing arrangements;

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

  •
  government legislation and regulation, including the Aviation and Transportation Security Act (ATSA) and other such regulations;

  •
  changes that may be required by the Federal Aviation Administration (FAA) or other regulators to Hawaiian's aircraft or operations;

  •
  the impact of possible aircraft incidents;

  •
  the impact of possible outbreaks of disease;

  •
  the impact of possible disruptions due to unpredictable weather and environmental concerns;

  •
  economic conditions generally;

  •
  changes in competition in all of the markets we serve which may impact the level of fares and capacity that we are able to offer in order to remain competitive;

  •
  the potential impact of consolidation within the airline industry;

  •
  the cost and availability of insurance, including aircraft insurance;

  •
  security-related costs and regulation;

  •
  consumer perceptions of our services compared to other airlines; and

  •
  other risks and uncertainties set forth from time to time in our reports to the Securities and Exchange Commission, included under "Risk Factors" in this annual report.

        We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this annual report.

PART I

ITEM 1.    BUSINESS.

Overview

        Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) is a holding company whose primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Based on the total number of miles flown by revenue passengers in 2007, Hawaiian was the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. Hawaiian offers daily service on transpacific routes between Hawaii and Los Angeles, Sacramento, San Diego, San Francisco, San Jose, Las Vegas, Phoenix, Portland, and Seattle, as well as daily service among the Hawaiian Islands, and additional service to Australia, American Samoa and Tahiti. In April 2008, Hawaiian plans to initiate nonstop service between Hawaii and Manila in the Philippines. As of December 31, 2007, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and 18 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

        Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and our direct wholly-owned subsidiary in June 2005 pursuant to a short-form merger described in greater detail below under "Consummation of Hawaiian's Joint Plan of Reorganization."

        General information about us, including our corporate governance guidelines and the charters for the committees of our Board of Directors, can be found at http://www.hawaiianair.com/about/. Our Board of Directors has adopted a code of ethics entitled "Code of Business Ethics and Conduct" that applies to all of our employees, officers and directors. Our code of ethics can be found at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Consummation of Hawaiian's Joint Plan of Reorganization

        On March 21, 2003, Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. We did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 filing and operate Hawaiian, which thereafter operated its business under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the bankruptcy code and orders of the bankruptcy court until June 2, 2005, the effective date of Hawaiian's joint plan of reorganization as discussed further below. The appointment of the bankruptcy trustee effectively served to divest operational and financial control of Hawaiian from our officers and directors, and severed the availability of funds needed to support our efforts to meet our ongoing financial and other obligations, including our reporting requirements under the Securities Exchange Act of 1934, as amended.

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

        The Joint Plan was consummated on June 2, 2005 (the Effective Date), at which point we regained control of Hawaiian. Except as otherwise provided in the Joint Plan, on such date, all property of the estate of Hawaiian as an entity in bankruptcy vested in Hawaiian. Hawaiian's emergence from bankruptcy was accounted for as a business combination, with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair values as of June 2, 2005 and the results of Hawaiian's operations included in our results of operations from that date.

        The Joint Plan provided for the settlement of the allowed claims under Hawaiian's bankruptcy case by a combination of $126.4 million in cash payments and the issuance of approximately 14.1 million shares of our common stock. We also assumed long-term payment obligations of $32.9 million. We incurred substantial indebtedness to fund the Joint Plan including the issuance of $60.0 million of 5.0% unsecured subordinated convertible notes due June 1, 2010 (the Notes), a $50.0 million variable interest rate senior secured credit facility (of which $25.0 million was drawn in the form of a three-year term loan at June 2, 2005) and a $25.0 million 10.0% subordinated secured three-year term loan.

Recent Events

  Mesa Litigation

        In February 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii alleging that Mesa misused confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian's efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. The case went to trial in September 2007, and the Court ruled that Mesa had failed to return or destroy the proprietary information it had received from Hawaiian, had misused that information, and had relied on that information as a substantial factor in its decision to enter the Hawaii market. In October 2007, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million in damages incurred to date and ordering that Mesa pay Hawaiian post-judgment interest and its cost of litigation and reasonable attorneys' fees. In November 2007, Mesa filed a notice of appeal to this ruling, however, it was required to post a $90 million bond as security for the judgment and post judgment interest amount pending the outcome of the litigation. In January 2008, the Bankruptcy Court awarded Hawaiian approximately $3.9 million in attorney's fees and costs through trial, a ruling which Mesa is also appealing. There can be no assurance that Hawaiian will prevail, or that any damages or litigation costs will ultimately be recovered by Hawaiian.

  Cost Structure Overhaul

        Due to the record high fuel costs and the increasingly competitive environment within the airline industry, during 2007, we implemented measures to focus on and improve other controllable areas of our operating costs, including the areas of salaries and wages, maintenance, ground handling, catering and insurance. We reviewed our third-party contracts in these areas and were able to improve the economics and benefits through renegotiation or changes in vendors. In addition, we outsourced certain areas of our reservations, accounting and information technology functions to third party vendors in the Philippines and India.

  Aircraft Purchase Agreement

        As part of our mission to grow our business, in January 2008, we signed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB (Extra Wide Body) -800 aircraft, with purchase rights for an additional six A330-200s and six A350XWB-800s. This agreement will allow us greater flexibility to expand our long-range fleet and enable us to open new routes to more distant markets on a nonstop basis from Hawaii. In addition, the agreement with Airbus allows us to lease additional aircraft for introduction into our fleet, providing for growth and the replacement of our aircraft in our current fleet as leases expire during this timeframe. The purchase agreement provides for delivery, subject to certain extension rights, of two A330-200 aircraft in calendar 2012; three A330-200 aircraft in calendar 2013; one A330-200 aircraft in calendar 2014; two A350XWB-800 aircraft in calendar 2017; two A350XWB-800 aircraft in calendar 2018; one A350XWB-800 aircraft in calendar 2019; and one A350XWB-800 aircraft in calendar 2020. The purchase agreement also provides Hawaiian with purchase rights with respect to an additional six A330-200 aircraft, exercisable until between calendar 2010 and calendar 2013, and six A350XWB-800 aircraft, exercisable until between calendar 2018 and calendar 2019. In connection with the agreement, Airbus agreed to provide stand-by financing for the acquisition of up to four aircraft, two of which may be A350XWB-800 aircraft if the entire amount of the financing is not used for A330-200 aircraft.

  Introduction of Service to Asia

        In January 2008, we announced new scheduled and nonstop service between Honolulu and Manila, Philippines. Manila will be our first gateway into Asia and will make us the only U.S. carrier providing nonstop service between Manila and Honolulu. Flights are expected to commence from Honolulu in April 2008, with four flights per week. We will operate the new nonstop route using our Boeing 767-300ER aircraft.

Flight Operations

        Our flight operations are based in Honolulu, Hawaii. At the end of 2007, we operated approximately 153 scheduled and charter flights per day with:

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

  •
  Scheduled service on our South Pacific routes between Hawaii and Pago Pago, American Samoa, and Papeete, Tahiti and Sydney, Australia; and

  •
  Other ad hoc charters.

Fuel

        Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian's aircraft fuel consumption and cost, including the impact of Hawaiian's fuel hedging program, for the years 2005 through 2007.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2007	129,865	$291,636	$2.25	29.9
2006	114,236	$241,660	$2.12	27.3
2005	111,220	$201,212	$1.81	24.6

        As illustrated by the table above, fuel costs constitute a significant portion of our operating expense. Approximately 50% of our fuel is based on Singapore jet fuel prices and 50% is based on U.S. West Coast jet fuel prices. Fuel prices are volatile; based on gallons expected to be consumed in 2008, for every one cent change in the cost per gallon of jet fuel, our annual fuel expense increases or decreases by approximately $1.3 million. Jet fuel costs represented 29.9% of our operating expenses in 2007. The cost of jet fuel is influenced by international political and economic circumstances, such as unrest in Iraq and other conflicts in the Middle East, OPEC production curtailments, disruption of oil imports, increased demand by China, India and other developing countries, environmental concerns, weather and other unpredictable events. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

        We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through execution of a hedging strategy. From time to time, we have entered into various derivative instruments to hedge a portion of our anticipated jet fuel requirements, including jet fuel and heating oil future contracts.

        As of December 31, 2007, we hedged approximately 25%, 8% and 1% of our anticipated aircraft fuel needs for the first, second and third quarters of 2008, respectively, primarily utilizing heating oil future contracts. The heating oil future contracts had a weighted average contract price of $2.27 per gallon as of December 31, 2007 and was in a gain position of $3.3 million which is recorded in prepaid expenses and other in the Consolidated Balance Sheet.

        Additional information regarding our fuel program is included in Item 7(A)—Quantitative and Qualitative Disclosures about Market Risk and in Note 5 to the Consolidated Financial Statements.

Aircraft Maintenance

        Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown or by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. Checks range from "walk around" inspections before each flight departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components are time or cycle controlled, and such parts and components are replaced or refurbished prior to the expiration of their time or cycle limits.

Code Sharing and Other Alliances

        We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code sharing on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). We have code sharing agreements with American Airlines (American), American Eagle, Continental Airlines (Continental), Island Air, Korean Air, Northwest Airlines (Northwest) and US Airways. We also participate in the frequent flyer programs of American, Continental, Northwest, US Airways, Virgin Atlantic Airways and Virgin Blue. American Eagle, Continental, Island Air, Northwest, and Virgin Atlantic participate in our frequent flyer program. These programs enhance our revenue opportunities by:

  •
  providing our customers more value by offering easier access to more travel destinations and better mileage accrual/redemption opportunities;

  •
  gaining access to more connecting traffic from other airlines; and

  •
  providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.

        Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Marketing

        In an effort to reduce our reliance on travel agencies and lower our distribution costs, we continue to pursue e-commerce initiatives. Since 2003 we have substantially increased the use of our website, www.HawaiianAirlines.com, as a distribution channel. During 2007, more than 50 percent of our passenger revenue originated through our website. In addition, we provide internet check-in and self-service kiosks to improve the customer check-in process. Our website offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

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

Competition

  Transpacific

        We face multiple competitors on our transpacific routes including major network carriers such as American, Continental, Northwest, Delta Air Lines (Delta), United Airlines (United) and US Airways. ATA Airlines (ATA), a low-cost carrier, offers scheduled service to Hawaii with Southwest Airlines as a code share partner on its routes. In October 2007, Alaska Airlines initiated service to Hawaii. Aloha Airlines (Aloha) provides scheduled service to multiple mainland cities from Hawaii, and various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements. We believe that transpacific competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, schedule, affiliations, frequent flyer programs, customer service, aircraft type and in-flight service.

  South Pacific

        Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa, and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways and its low-cost affiliate Jetstar on this route.

  Interisland

        Interisland routes are served by several carriers including Aloha, Island Air, Mesa Airlines (through its go! operating division), Pacific Wings and a number of "air taxi" companies. In January 2008, we operated approximately 120 daily interisland flights, which represented approximately 39% of the total daily interisland flights operated by all carriers in that month. We believe that interisland competition is primarily based on fare levels, flight frequency, on-time performance and reliability, name recognition, marketing affiliations, frequent flyer programs, customer service and aircraft type.

Employees

        As of December 31, 2007, Hawaiian had 3,415 active employees, consisting of 1,278 flight deck and cabin crew members, 678 customer service representatives, 694 ground support personnel, 184 maintenance and engineering personnel and 581 general management, administrative and clerical personnel. Approximately 86% of our employees are covered by labor agreements with the following organized labor groups:

Represented by	Employee Group	Agreement amendable on(*)
Air Line Pilots Association (ALPA)	Flight deck crew members	Currently Amendable(**)
Association of Flight Attendants (AFA)	Cabin crew members	Currently Amendable(***)
International Association of Machinists and Aerospace Workers (IAM)	Maintenance and engineering personnel	March 31, 2008
IAM	Customer service representatives	March 31, 2008
Transport Workers Union (TWU)	Flight dispatch personnel	Currently Amendable(**)

(*)
Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which act the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

(**)
Contract negotiations are currently ongoing.

(***)
Future meeting dates have been set through the summer of 2008.

Seasonality

        Our operations and financial results are subject to substantial seasonal and cyclical volatility, primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August and December. We may adjust our pricing or the availability of particular fares to obtain a profitable passenger load factor depending on seasonal demand differences.

Customers

        Our business is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on our business.

Regulation

        Our business is subject to extensive and evolving federal, state, local and transportation laws and regulations in the destinations we serve. Many of these agencies regularly examine our operations to monitor compliance with applicable laws and regulations. Governmental authorities can enforce compliance with applicable laws and regulations and obtain injunctions or impose civil or criminal penalties in case of violations.

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

  Industry Regulations

        We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate. The DOT has jurisdiction over international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

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

  Airport Security

        The Aviation and Transportation Security Act (ATSA) mandates that the Transportation Security Administration (TSA) provide for the screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are now federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including security managers, law enforcement officers and federal air marshals. The ATSA also provides for increased security on flight decks of aircraft and requires federal air marshals to be present on certain flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and Border Protection and enhanced background checks. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement security service fee ($5.00 one-way maximum fee for multiple segments) which is being collected from passengers by the air carriers and submitted to the government. The TSA also has the authority to impose additional fees on the air carriers if necessary to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual security costs for the year ended December 31, 2000. The TSA may increase these fees through a rulemaking, but has not yet initiated such a proceeding. The existing fee structure will remain in place until further notice. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future. Most airports where we operate impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

  Environmental and Employee Safety and Health

        We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries which we do business. Many aspects of airlines' operations are subject to increasingly stringent federal, state and local laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that impact our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements, such as California. Congress is considering environmental legislation that may impact the cost of operating aircraft within the United States by requiring the purchase of environmental credits to operate engines using carbon-based fuels, such as those used on our aircraft. The form and impact of such legislation cannot be predicted.

  Noise Abatement

        Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, San Jose and Sydney, Australia, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise regulations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.

  Taxes

        The airline industry is subject to various passenger ticket, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel); while certain other of these taxes are pass-through taxes (e.g., excise taxes on air transportation of passengers and cargo). Pending in Congress is a proposal to change the current funding mechanism for the FAA air traffic control system and the airport improvement program, which involves the imposition of certain taxes and fees, by introducing a cost-based user fee to be collected from all users of the system, including additional fees charged to users of highly congested airports. In addition, Congress also proposed to authorize the FAA to borrow $5 billion to fund capital improvements necessary to upgrade the air traffic control system and reduce costly delays, which would require additional user fees between 2013 and 2017, and allow airports to increase their passenger facility charges from $4.50 to $6.00 per segment. Congress is considering alternate legislative proposals that will also alter the funding of the FAA and related services including increases in the passenger facility charge (PFC). In the interim, Congress has passed a series of short-term extensions of the existing law. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions will have a material effect on our costs or revenue.

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

        A "Stage 1" mobilization of the CRAF program is the lowest activation level and would require us to make one passenger aircraft available. Under the requirements of a Stage 2 mobilization, an additional passenger aircraft would be required. The remaining aircraft subject to the CRAF program would be mobilized under a Stage 3 mobilization, which for us would involve a total of four passenger aircraft. While the government would reimburse us for the use of these aircraft, the mobilization of aircraft under the CRAF program could have a significant adverse impact on our results of operations. None of our aircraft are presently mobilized under this program.

        Owing to the departure of certain key personnel who held the security clearances necessary for our participation in the program, our CRAF contract was temporarily suspended in October 2007. Since then, the necessary security clearances have cleared and our reinstatement into the CRAF program will occur upon final approval of our application package which is currently pending.

  Other Regulations

        Several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. The federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates use of all communications frequencies assigned to us and the airlines generally. There is increased focus on consumer protection both on the federal and state level. The Inspector General of the Department of Transportation is investigating airlines to determine what contractual and other passenger rights airlines will be required to honor. The State of New York has recently passed and implemented a statute governing the rights of passengers encountering long-term on-board delays. We cannot predict the cost of such requirements on our operations.

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

ITEM 1A.    RISK FACTORS.

        In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:

Risks Relating to our Business

Our business is highly dependent on the price and availability of fuel.

        Aircraft fuel costs are at an all-time high and, for the second year in a row, represents our single largest operating expense. Fuel costs represented 29.9% and 27.3% of Hawaiian's operating expenses for the years ended December 31, 2007 and 2006, respectively. Based on gallons expected to be consumed in 2008, for every one cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense increases or decreases by approximately $1.3 million. Prices and availability of aviation fuel are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including: the impact of political instability and crude oil production, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory levels of crude oil and other petroleum products, and the relative fluctuation between the U.S. dollar and other major currencies. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

We operate in an extremely competitive environment.

        The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our interisland, transpacific and South Pacific routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors are larger and have greater financial resources and name recognition than we do. Either aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets.

        In recent years, many of our competitors have dramatically reduced operating costs through a combination of operational restructuring, business simplification and vendor and labor negotiations. Several airlines, including United, Delta Air Lines, Northwest, US Airways, ATA and Aloha were able to reduce labor costs, restructure debt and lease agreements, and implement other financial improvements through the bankruptcy process. Other carriers, including American and Continental, have also reduced operating costs outside of the bankruptcy process. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fares levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these airlines.

        In addition, the Hawaii market has seen growing competition from low-cost carriers (LCC) such as ATA. ATA offers service to Hawaii from a number of West Coast markets and enjoys a marketing and code sharing relationship with Southwest Airlines, providing access to Southwest's customer base and website. Our interisland business also faces low-fare competition following the entrance of go! (an operating division of Mesa Airlines) and from Aloha Airlines. We also face the threat of more LCC competition in the future. Furthermore, a more fundamental and immediate consequence for us of the proliferation of LCCs is the response from full service network carriers, which have met the competition from LCCs by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition has been less severe. The result is that the network carriers have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Our business is affected by the competitive advantages held by network carriers in the transpacific market.

        In the transpacific market, most of our competition comes from network carriers such as United, American, Continental, Delta, Northwest and US Airways. Network carriers have a number of competitive advantages relative to Hawaiian that historically have enabled them to obtain higher fares or attract higher customer traffic levels than Hawaiian:

  •
  Network carriers generate passenger traffic from throughout the U.S. mainland. In contrast, Hawaiian lacks a comparable network to feed passengers to its transpacific flights and is therefore more reliant on passenger demand in the cities we serve.

  •
  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to schedule approximately 11 flights a day, depending on the time of year, between San Francisco and the Hawaiian islands, which gives San Francisco residents wishing to travel to Hawaii a large number of United nonstop flight choices to Oahu, Maui, Kauai and the Big Island, while Hawaiian, without feed traffic, offers only one flight per day. In contrast, Honolulu, the hub of our operations, does not originate much transpacific travel, nor does it have the city strength or potential customer franchise of a city such as Chicago or Dallas necessary to provide Hawaiian with a built-in market. Tickets to Hawaii are for the most part not sold in Honolulu, but rather on the mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

The interisland market continues to experience reduced fares and decreasing demand.

        The demand for interisland service has reduced in recent years as other airlines have increased direct service from the mainland to Oahu's neighbor islands, obviating the need for interisland transfers, and as the infrastructure, particularly the availability of goods and services, in the neighbor islands improves. A decline in the level of interisland passenger traffic could have a material adverse effect on our results of operations and financial condition.

        In addition, Mesa Airlines, Inc. (Mesa) through its operating division go!, entered the interisland market in June 2006. Since their entry into the market, the interisland market has experienced significant downward pressure on interisland fares, including those charged by Hawaiian. The continued price promotions initiated by go! has resulted in a significant reduction in the revenue generated on our interisland routes since June 2006. We can offer no assurances that the competitive situation will change, or that we will be able to achieve cost reductions sufficient to offset the decline in revenue.

Our business is highly dependent on tourism, and our financial results could suffer if there is a downturn in tourism levels.

        Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and among the Hawaiian Islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii's main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawaii. In addition, the potential or actual occurrence of terrorist attacks, the wars in Afghanistan and Iraq, and the threat of other negative world events has had and may in the future again have a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is subject to substantial seasonal and cyclical volatility.

        Our profitability and liquidity are sensitive to seasonal volatility primarily due to leisure and holiday travel patterns. Hawaii is a popular vacation destination. Demand is typically stronger during June, July, August and December and considerably weaker at other times of the year. Our results of operations generally reflect this seasonality, but are also affected by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. Additionally, airlines generally require substantial liquidity to sustain continued operations under most conditions.

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

Our failure to successfully implement our growth strategy and related cost-reduction goals could harm our business.

        Our growth strategy involves purchasing additional aircraft, expanding into new markets and increasing the frequency of flights to markets that we currently serve. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to hire and retain skilled personnel or to secure the required equipment and facilities, or if we are not able to otherwise successfully implement our growth strategy, our business and operations could be adversely affected.

        We continue to strive toward aggressive cost-reduction goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe having a lower cost structure better positions us to be able to fund our growth strategy and take advantage of market opportunities. If we are unable to further reduce our non-fuel unit costs, we likely will not be able to achieve our growth plan and our financial results may suffer.

Our share price could be subject to extreme price fluctuations, and stockholders could have difficulty trading shares.

        The market price for our common stock has been and may continue to be subject to significant price fluctuations. Price fluctuations could be in response to operating results, changes in the competitive activity in the markets we serve, changes in jet fuel prices, additional bankruptcy filings by airlines, increased government regulation and general market conditions. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may affect the price of our common stock.

        In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources. In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders may have an adverse impact on the market price of the shares of common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.

We are increasingly dependent on technology to operate our business.

        We depend heavily on computer systems and technology, such as flight operations systems, communications systems, airport systems and reservations systems to operate our business. Any substantial or repeated failures of our computer or communications systems could impact our customer service, compromise the security of customer information, result in the loss of important data, loss of revenue, and increased costs, and generally harm our business. Like all companies, our computer and communication systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power or equipment failures, terrorist attacks, equipment or software failures, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems.

We are subject to various risks as a result of our fleet concentration in Boeing 717s and Boeing 767s.

        Our fleet consists entirely of Boeing 717 and Boeing 767 aircraft. In 2006, Boeing Commercial Airplanes (Boeing) discontinued the production of the Boeing 717 aircraft model. In addition, the rate of production of Boeing 767 aircraft has significantly decreased. As a result, the availability of parts and maintenance support for Boeing 717 and Boeing 767 aircraft may become limited in future years. Additionally, we may experience increased costs in later years associated with parts acquisition for and/or maintenance support of these aircraft. Other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

        We have agreements with Air New Zealand, US Airways, American, Continental, Delta, Northwest, Island Air, and certain other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business impacts our ability to conduct our business effectively.

  •
  Maintenance agreements.  We have maintenance agreements with Delta, Air New Zealand Engineering Services, the Pratt & Whitney division of United Technologies Corporation, Rolls Royce, Honeywell and others to provide maintenance services for our aircraft, engines, parts and equipment. If one or more of our maintenance providers terminate their respective agreements, we would have to seek alternative sources of maintenance service or undertake the maintenance of these aircraft or components ourselves. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current maintenance arrangements.

  •
  Code sharing agreements.  We have code sharing agreements with American, American Eagle, Continental, Island Air, Korean Air, Northwest and US Airways. We also participate in the frequent flyer programs of American, Continental, Northwest, US Airways, Virgin Atlantic Airways and Virgin Blue. American Eagle, Continental, Island Air, Northwest, and Virgin Atlantic participate in our frequent flyer programs. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

  •
  Fuel agreements.  We have entered into a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2008. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to Hawaiian for whatever reason, our operations could be adversely affected.

  •
  Outsourcing agreements.  We have entered into agreements with a third-party contractor in India to provide certain accounting and information technology services as well as with a third-party contractor in the Philippines to provide reservation call center functions. Our agreements may materially fail to meet our service level and performance standards and commitments to our customers. Any failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce our revenue and increase our expenses, or prevent us from operating our flights profitably and providing other services to our customers. In addition, our business and financial performance could be materially harmed if our customers believe that our services are unreliable or unsatisfactory. In addition, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house.

  •
  Travel agency and wholesale agreements.  In 2007, passenger ticket sales from travel agencies and wholesalers constituted approximately 27% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies and or wholesalers may have an adverse effect on operations.

We are dependent on satisfactory labor relations.

        Labor costs are a significant component of airline expenses and can substantially impact an airline's results. Labor and related benefit costs represented approximately 22.8% and 25.8% of Hawaiian's operating expenses for the years ended December 31, 2007 and 2006, respectively. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, dispatchers and network engineers which are either currently amendable or become amendable during 2008. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain key executives, including our Chief Executive Officer.

        We are dependent on our ability to attract and retain key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, whose employment agreement was recently amended to provide for a three-year term of employment ending on November 8, 2010. Competition for such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

Our substantial debt could adversely affect our financial condition.

        As of December 31, 2007, we had substantial indebtedness, including $117.9 million of debt related to the acquisition in December 2006 of three previously leased Boeing 767-300ER aircraft, $45.0 million of the Term A Credit Facility scheduled to mature in December 2010, a $62.5 million Term B Credit Facility scheduled to mature in March 2011 and $18.3 million of notes payable to the Internal Revenue Service (IRS) that mature in June 2011. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Our agreement to purchase Airbus A330-200 and A350XWB-800 aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the change from our current Boeing 767-300 fleet.

        In January 2008, we reached an agreement with Airbus to purchase six A330-200 aircraft beginning in 2012 and six A350XWB-800 aircraft beginning in 2017 with additional purchase rights to acquire an additional six aircraft of each type. These commitments substantially increase our future capital spending requirements and may require us to substantially increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms or at all.

        The addition of the Airbus aircraft to our fleet will require us to incur additional costs related to training of crews and ground employees, the addition of these aircraft types to our operating certificate and other implementation activities. There can be no assurance that we will be able to recover these costs through the future operation of these aircraft in our fleet or that we will not experience delays in the implementation process which could adversely affect our operations or financial performance.

Delays in scheduled aircraft deliveries or other loss of fleet capacity may adversely impact our operations and financial results.

        The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft, including the introduction of the Airbus aircraft. If for any reason we were unable to secure deliveries of the Airbus aircraft on contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, this could have a negative impact on our business, operations and financial performance. Our failure to integrate the Airbus aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point of which it is economically optimal to retire them, resulting in increased maintenance costs. Additionally, aircraft lease rates have increased subsequent to the rates applicable when several of our existing leases were established. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates on our existing Boeing aircraft leases.

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

        Under our bank-issued credit card processing agreements, our credit card processors hold back proceeds from advance ticket sales to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our consolidated balance sheet, totaled $38.7 million at December 31, 2007. Funds are subsequently made available to us as air travel is provided. The agreement with Hawaiian's largest credit card processor also contains financial triggers which provide, among other things, for the level of credit card holdback to be adjusted based on Hawaiian's level of unrestricted cash and short-term investments and levels of debt service coverage and operating income. As of December 31, 2007, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would adversely affect our liquidity. Depending on our unrestricted cash balance at the time, the holdback of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance requirement under our Term A and Term B Credit Facilities, resulting in defaults under those facilities.

Our business has substantial operating leverage.

        The airline industry operates on low gross profit margins and revenue that varies substantially in relation to fixed operating costs. Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenue generated from a particular flight is directly related to the number of passengers carried. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. An increase in the number of passengers carried would have the opposite effect.

Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.

        Hawaiian sponsors three defined benefit pension plans, as well as a separate plan to administer the pilots' disability benefits. Two of the pension plans were frozen effective October 1, 1993 and Hawaiian's collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots will be frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $47.2 million as of December 31, 2007. Hawaiian made scheduled contributions of $11.6 million and $13.1 million for 2007 and 2006, respectively, and anticipates a minimum funding requirement of $5.7 million to the defined benefit pension and disability plans during 2008. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

Airline strategic combinations or industry consolidation could have an impact on our competitive environment in ways yet to be determined.

        The environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength and entering into global alliance arrangements. Similarly, the merger, bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors or the entry of new competitors into some or all of the markets we serve or currently are seeking to serve. We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

Our reputation and financial results could be harmed in the event of adverse publicity.

        Our customer base is broad and our business activities have significant prominence, particularly in the state of Hawaii and the other markets we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations or business conduct could negatively affect the public image of our Company and the willingness of customers to purchase services from us, which could affect our revenue performance and financial results.

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawaii as a result of the modernization plan.

        The state of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the state. As a result of the modernization plan, we expect our costs of operations to increase in future years (beginning in 2008) as landing fees and airport rent rates are increased to fund the modernization program. Additionally, we expect the costs for our interisland operations to increase proportionately more than the costs related to our transpacific and international operations because of phased adjustments to the airport's funding mechanism, which will result in the cost changes having a proportionately higher impact on us than our competitors which do not have significant interisland operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and therefore can offer no assurance that our future financial results will not be negatively affected by them.

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

        Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA's regulations.

        Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. In addition, the ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities are not available. We cannot predict the impact that future laws or regulations may have on our operations or that regulations enacted in the future will not adversely affect us.

Our operations may be adversely impacted by increased security measures mandated by regulatory authorities.

        Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports significantly increased their rates and charges to air carriers, including us, and may do so again in the future. Additionally, since September 11, 2001, the Department of Homeland Security (DHS) and the TSA and other agencies within the DHS have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. The DHS has announced greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded use of federal air marshals on flights (thus displacing revenue passengers), investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface to air missiles) and expanded cargo and baggage screening. The TSA has imposed additional measures affecting the contents of baggage that may be carried on an aircraft in response to the discovery in August 2006 of a terrorist plot targeting several U.S. airlines. The TSA and other security regulators may impose other measures as necessary to respond to future threats. A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of increasing the inconvenience of air transportation and thus decreasing traffic. Security measures imposed by the U.S. and foreign governments subsequent to September 11, 2001 have increased our costs, and additional measures taken in the future may result in similar adverse effects. We cannot provide assurance that additional security requirements or security-related fees enacted in the future will not adversely affect us.

Our insurance costs are susceptible to significant increases, and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

        We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not be changed, or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.

        After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. This coverage has been extended by the FAA under the Homeland Security Act to March 30, 2008, after which time it is anticipated that the federal policy will be extended unless insurance for war-risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost. Although our overall hull and liability insurance costs have been reduced since the post-2001 increases, there can be no assurances that these reductions would be maintained in the event of future increases in the risk, or perceived risk, of air travel by the insurance industry, or a reduction of capital flows into the aviation insurance market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Aircraft

        As of December 31, 2007, our operating fleet consisted of 14 Boeing 767-300ER and four Boeing 767-300 aircraft to service our transpacific, South Pacific and substantially all of our charter routes, and 11 Boeing 717-200 aircraft to service our interisland routes. The following table summarizes our total fleet as of December 31, 2007:

Aircraft Type	Leased	Owned	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
767-300ER	11	3	252 - 264	9
767-300	—	4	264	21
717-200	11	—	123	7

Total	22	7

        See Note 7 to our consolidated financial statements for additional information regarding our aircraft lease agreements.

        In January 2008, we signed a purchase agreement with Airbus, providing for the delivery of twelve new aircraft over the next 13 years, with purchase rights for an additional twelve aircraft. Our firm orders consist of the following:

	A330-200 Aircraft	A350XWB-800 Aircraft
Delivery Year
	Firm Order	Firm Order
2012	2	—
2013	3	—
2014	1	—
2017	—	2
2018	—	2
2019	—	1
2020	—	1

	6	6

Ground Facilities

        Hawaiian's principal terminal facilities, cargo facilities, hangar and maintenance facilities are located at the Honolulu International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. Hawaiian is also charged for the use of terminal facilities at the five major interisland airports owned by the State of Hawaii. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawaii to be common areas and thus are not exclusively controlled by Hawaiian. Other facilities, including station managers' offices, Premier Club lounges and operations support space, are considered exclusive-use space by the State of Hawaii.

        Hawaiian has signatory agreements with the Port of Portland and McCarran International Airport, and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento and Societe D'Equipment De Tahiti Et Des Iles (SETIL) for Faa'a International Airport in Papeete, French Polynesia. Hawaiian has a right of entry agreement with the Ted Stevens Anchorage International Airport. Hawaiian is a shareholder in LAX Two in Los Angeles. Hawaiian has a License Agreement with Jet Blue Airlines in San Diego, California and Phoenix, Arizona, for the use of ticket counter space and other operational areas. Hawaiian has lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. Hawaiian also has agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California and Fairbanks International Airport in Alaska.

        The table below sets forth the airport locations Hawaiian utilizes pursuant to various lease agreements:

Name of Airport	Location
Ted Stevens Anchorage International Airport	Anchorage	Alaska
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Hilo International Airport	Hilo	Hawaii
Norman Y. Mineta San Jose International Airport	San Jose	California
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Sydney Airport	Sydney	Australia

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

ITEM 3.    LEGAL PROCEEDINGS.

Mesa Air Group

        On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleged that Mesa misused confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian's efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On September 25, 2007 the case went to trial. After two days of hearing, the Court ruled that Mesa had failed to return or destroy the proprietary information it had received from Hawaiian, had misused that information, and had relied on that information as a substantial factor in its decision to enter the Hawaii market. During the trial that followed, the remaining issues for Hawaiian to prove were that the information Mesa misused was confidential and not publicly-available, and the extent Hawaiian was damaged by Mesa's malfeasance. Hawaiian sought $173 million in damages, plus prejudgment interest and attorney's fees and costs, and injunctive relief. On October 30, 2007, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date and ordering that Mesa pay Hawaiian post-judgment interest and its cost of litigation and reasonable attorneys' fees. In November 2007, Mesa filed a notice of appeal to this ruling and was required to post a $90 million bond as security for the judgment and post judgment interest amount pending the outcome of the litigation. In January 2008, the Bankruptcy Court ruled that Hawaiian was entitled to $3.9 million in attorney's fees and costs for services provided through trial. Mesa has since appealed that award. The appeal of the trial verdict is now pending before the U.S. District Court (District of Hawaii) with briefing to be completed by April 25, 2008 and oral arguments to be heard on May 12, 2008. There can be no assurance that Hawaiian will prevail or that any damages or litigation costs will ultimately be recovered by Hawaiian.

        We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the American Stock Exchange (Amex) under the symbol "HA." The following table sets forth the range of high and low sales prices of our common stock as reported on the Amex for the periods indicated.

	High	Low
2007
First Quarter	$6.45	$3.12
Second Quarter	4.15	2.97
Third Quarter	4.40	2.60
Fourth Quarter	5.30	4.02
2006
First Quarter	$5.90	$3.50
Second Quarter	5.50	2.87
Third Quarter	4.75	2.73
Fourth Quarter	5.40	3.75

Holders

        There were 1,139 shareholders of record of our common stock as of January 31, 2008, which does not reflect those shares held beneficially or those shares held in "street" name. On January 31, 2008, the closing price reported on the Amex for our common stock was $5.07 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

        We paid no dividends in 2006 or 2007. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. Accordingly, we do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources".

        United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2007, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2002 to December 31, 2007. The comparison assumes $100 was invested on December 31, 2002 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Hawaiian Holdings Common Stock	$100	$147	$335	$196	$240	$250
S & P 500 Index	100	129	143	150	173	183
AMEX Airline Index (1)	100	158	155	140	150	88

(1)
As of December 31, 2007, the AMEX Airline Index consisted of AirTran Holdings Inc., Alaska Air Group Inc., AMR Corporation, Continental Airlines, Inc., Delta Airlines, Inc., ExpressJet Holdings Inc., Frontier Airlines Holdings Inc., JetBlue Airways Corporation, Mesa Air Group Inc., Northwest Airlines, Inc., Sky West Inc., Southwest Airlines Co., US Airways Group, Inc. and UAL Corporation.

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

Equity Compensation Plan Information

        The following table provides the specified information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,196,432	$4.27	3,112,568
Equity compensation plans not approved by security holders	none	—	none

Total	3,196,432	$4.27	3,112,568

(1)
Table does not include 1.5 million shares of our Common Stock which were distributed to Hawaiian's employees pursuant to the Hawaiian Airlines, Inc. Stock Bonus Plan in 2006 and 2007.

Hawaiian Airlines, Inc. Stock Bonus Plan

        On June 2, 2005, we adopted the Hawaiian Airlines, Inc. Stock Bonus Plan, under which 1.5 million shares of our Common Stock were to be granted to certain Hawaiian employees as compensation for services rendered through December 31, 2006. On February 15, 2006, May 1, 2006, and May 1, 2007, 274,700, 608,100 and 617,200 shares, respectively, were distributed to Hawaiian's employees, which shares had a fair value of approximately $1.6 million, $2.4 million, and $3.5 million, respectively. The $1.6 million distributed on February 15, 2006 and the $3.5 million distributed on May 1, 2007 were based on the closing market price per share on June 2, 2005 and the $2.4 million distributed on May 1, 2006 was based on the closing market price on December 31, 2005. See further discussion in Note 10 to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA.

        The Selected Financial Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2007	2006	2005(a)	2004(b)	2003(c)
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$982,555	$888,047	$508,767	$—	$157,643
Operating expenses	975,721	887,541	506,737	7,266	172,736
Operating income (loss)(e)	6,834	506	2,030	(7,266)	(15,093)
Net income (loss)(d)	7,051	(40,547)	(12,366)	(7,262)	(16,998)
Net Income (Loss) Per Common Stock Share:
Basic	$0.15	$(0.86)	$(0.31)	$(0.24)	$(0.60)
Diluted	0.15	(0.86)	(0.31)	(0.24)	(0.60)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,203	47,153	39,250	29,651	28,435
Diluted	47,460	47,153	39,250	29,651	28,435
Common Shares Outstanding at End of Year	47,241	46,584	45,349	30,751	28,459
Balance Sheet Items:
Total assets	$823,399	$802,344	$666,520	$2,844	$862
Property and equipment, net	270,734	272,614	51,277	—	—
Long-term debt and capital lease obligations, excluding current maturities	215,926	238,381	77,576	—	—
Shareholders' equity (deficit)	133,339	83,637	48,067	(61,292)	(63,731)

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

(d)
For 2005 and 2006, losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements were $4.2 million and $32.1 million, respectively.

(e)
During 2007 we recorded approximately $5 million of favorable adjustments to operating income, primarily due to a change in estimate in our frequent flyer liability for miles that will not be redeemed.

Hawaiian Airlines, Inc.
Selected Financial Data

		Year ended December 31,
	Period January 1, 2005 through June 1, 2005
		2004	2003
	(in thousands)
Summary of Operations:
Operating revenue(a)	$321,150	$769,294	$708,799
Operating expenses(a)	309,080	698,211	631,321
Operating income	12,070	71,083	77,478
Net loss	(2,706)	(75,440)	(49,513)
Balance Sheet Items:
Total assets	$372,980	$334,205	$328,371
Property and equipment, net	59,844	51,539	45,991
Long-term debt and capital lease obligations, excluding current maturities	25,295	33	—
Shareholders' deficit	(321,739)	(293,108)	(209,231)

(a)
For 2003, operating expenses included a $17.5 million special credit for financial assistance received from the federal government under the Emergency Wartime Supplemental Appropriations Act for reimbursement of airline security fees.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors." In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

        During the year ended December 31, 2007, we recorded net income of $7.1 million ($0.15 per basic and diluted common share) compared to a net loss of $40.5 million (($0.86) per basic and diluted common share) during 2006. The improvement in results during 2007 compared to 2006 was primarily due to $35.7 million of losses recorded during the year ended December 31, 2006 related to the redemption, prepayment, extinguishment and modification of various long-term debt instruments and lease agreements. Of such $35.7 million, $3.6 million represents operating expenses while the remainder is reflected in nonoperating expense. In addition, during 2007, we recorded an income tax benefit of $9.1 million compared to a benefit of $0.5 million in 2006. This 2007 benefit is primarily due to tax operating losses that will be carried back to the 2005 tax year. We also recorded favorable adjustments to operating income of approximately $5.0 million during the fourth quarter of 2007, primarily a result of changes in estimates in our frequent flyer liability for miles that will not be redeemed. Operationally, during 2007, we increased our capacity by approximately 15% primarily due to the purchase of four Boeing 767 aircraft in 2006 which were placed into service in late 2006 and early 2007. We also recognized some improvement in our unit costs resulting from our cost savings initiatives which we initiated in 2006.

  Year in Review

  •
  Reported net income of $7.1 million for the year.

  •
  Expanded capacity on our transpacific routes by 18% with the addition of four Boeing 767-300 aircraft into service between late 2006 and mid 2007. We increased capacity to certain of the U.S. West Coast cities that we previously served.

  •
  Decreased our cost per available seat mile by 4.0% year over year despite the high costs of fuel.

  •
  Outsourced certain of our accounting, reservations and information technology processes to offshore third party providers.

  •
  Announced plans to initiate service to Manila, Philippines in April 2008.

  •
  Signed an agreement with Airbus to purchase six A330-200 aircraft and six 350XWB-800 aircraft with purchase rights for an additional six aircraft of each type.

  •
  Extended our number one on-time performance record to four consecutive years.

Results of Operations

        We recognized net income of $7.1 million ($0.15 per basic and diluted common stock share) on operating income of $6.8 million for the year ended December 31, 2007. During the year ended December 31, 2007, our total passenger revenue increased by 11.6%, primarily due to an increase in revenue on our transpacific routes with the addition of four aircraft for most of 2007. Transpacific revenue comprises approximately 70% of our total passenger revenue. We recognized slightly lower revenue on our interisland routes for the year ended December 31, 2007 compared to the same period in 2006, primarily due to a continuation of depressed fares on our interisland fares with 2007 being the first full year that go! was in service in Hawaii.

        Our results of operations were significantly and adversely affected by increases in our cost of jet fuel, maintenance materials and repairs and depreciation expense. The cost of jet fuel is the single largest component of our operating expenses representing approximately 29.9% (or $291.6 million) of our total operating expenses for the year ended December 31, 2007. In addition, the cost of maintenance, materials and repairs increased by 33.9% or $23.6 million from 2006 to 2007 due to the aging and increased utilization of our fleet as well as the expansion of our fleet in 2006. We were able to offset these increases with improvements to our cost structure. In addition, our 2007 operating income included approximately $5.0 million of favorable adjustments, primarily due to a change in estimate in our frequent flyer liability for miles that will not be redeemed. During 2006, we initiated a top-to-bottom review of a variety of third party spending categories, including the areas of ground handling, catering and insurance. During 2007, we improved the economics and benefits of those contracts through renegotiation or a change in vendors. We signed a Letter of Agreement with the IAM during the summer of 2006 which enabled us to outsource certain functions of our reservations, accounting and information technology departments in return for providing job protection to the employees in those areas. We completed the outsourcing efforts during 2007 and currently have contracted third-parties in India and the Philippines to perform those functions. In addition, approximately 140 positions were eliminated during 2007 as a result of organizational restructuring, including 98 positions that were filled by non-union employees who held administrative positions throughout the Company. The remaining positions that were eliminated were unfilled at the time of the organization restructuring.

        During the year ended December 31, 2006, we incurred nonoperating charges of $32.1 million related to our redemption in April 2006 of the Notes we issued in June 2005, the extinguishment and modification in March 2006 of the two secured credit facilities Hawaiian entered into in June 2005, and a prepayment in July 2006 under one of the credit facilities amended in March 2006. Additionally, our pretax loss was negatively impacted by amortization and other continuing effects associated with recording Hawaiian's assets and liabilities at their fair values upon our reacquisition of Hawaiian on June 2, 2005.

        During the period January 1, 2005 through June 1, 2005, we deconsolidated Hawaiian as a result of Hawaiian's bankruptcy. On June 2, 2005, the effective date of Hawaiian's joint plan of reorganization, we reconsolidated Hawaiian for financial reporting purposes. Hawaiian's emergence from bankruptcy has been accounted for as a business combination (the acquisition of Hawaiian by us), with the assets and liabilities of Hawaiian recorded in our consolidated financial statements at their fair value as of June 2, 2005, and the results of operations of Hawaiian included in our consolidated results of operations from June 2, 2005. However, given the significance of Hawaiian's results of operations to our future results of operations and financial condition, as well as the extremely limited nature of our operations during the periods we deconsolidated Hawaiian, our historical results of operations and those of Hawaiian have been combined for the periods we did not consolidate Hawaiian and are discussed below with our consolidated results of operations for the periods we consolidated Hawaiian in order to provide a more informative comparison of results for those periods.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Consolidated and Combined Statements of Operations

	Year ended December 31,
	2007(*)	2006(*)	2005(**)
	(in thousands)
Operating Revenue:
Passenger	$889,038	$796,821	$747,957
Cargo	30,916	32,181	31,022
Charter	11,842	9,486	11,931
Other	50,759	49,559	42,689

Total	982,555	888,047	833,599

Operating Expenses:
Aircraft fuel, including taxes and oil	291,636	241,660	201,212
Wages and benefits	222,558	228,010	227,117
Aircraft rent	97,626	109,592	107,260
Maintenance materials and repairs	93,166	69,606	57,342
Aircraft and passenger servicing	53,877	52,655	48,283
Commissions and other selling	53,602	48,575	52,460
Depreciation and amortization	45,952	28,865	19,705
Other rentals and landing fees	27,897	25,720	23,819
Other	89,407	82,858	82,301

Total	975,721	887,541	819,499

Operating Income	6,834	506	14,100

Nonoperating Income (Expense):
Reorganization items, net	—	—	887
Interest and amortization of debt discount and issuance costs	(25,510)	(17,476)	(9,495)
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	—	(32,134)	(4,214)
Interest income	10,643	11,338	4,658
Capitalized interest	1,309	3,769	—
Other, net	4,653	(7,013)	20,404

Total	(8,905)	(41,516)	12,240

Income (Loss) Before Income Taxes	(2,071)	(41,010)	26,340
Income tax expense (benefit)	(9,122)	(463)	41,412

Net Income (Loss)	$7,051	$(40,547)	$(15,072)

(*)
Consolidated results of operations of Hawaiian Holdings, Inc.

(**)
Combined results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Selected Consolidated and Combined Statistical Data (unaudited)

	Year ended December 31,
	2007(*)		2006(*)		2005(**)
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	7,051		6,156		5,781
Revenue passenger miles (RPM)	7,929,860		6,838,852		6,607,210
Available seat miles (ASM)	9,076,233		7,915,874		7,539,946
Passenger revenue per ASM (PRASM)	9.80	¢	10.07	¢	9.92	¢
Passenger load factor (RPM/ASM)	87.4%		86.4%		87.6%
Passenger revenue per RPM (Yield)	11.21	¢	11.65	¢	11.32	¢
Total Operations:
Operating revenue per ASM	10.64	¢	11.02	¢	10.78	¢
Operating cost per ASM (CASM)	10.57	¢	11.01	¢	10.59	¢
Aircraft fuel expense per ASM	3.16	¢	3.00	¢	2.60	¢
Revenue passengers flown	7,098		6,203		5,840
Revenue block hours operated (actual)	97,525		85,933		81,162
RPM	8,057,130		6,964,991		6,767,692
ASM	9,231,619		8,062,121		7,735,768
Gallons of jet fuel consumed	129,865		114,236		111,220

(*)
Consolidated results of operations of Hawaiian Holdings, Inc.

(**)
Combined results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

(a)
Includes applicable taxes and fees.

        Holdings' reacquisition of Hawaiian on June 2, 2005 was accounted for as a business combination, and the assets and liabilities of Hawaiian were recorded at fair value as of that date. The changes in the book values of Hawaiian's assets and liabilities as of June 2, 2005 affected consolidated income (loss) before income taxes for the year ended December 31, 2007 and 2006 and the period from June 2, 2005 through December 31, 2005, most significantly through an increase in depreciation and amortization of $17.4 million, $17.4 million and $10.1 million, respectively. For the purposes of the following discussion, the term "the combined entity" refers to the combined results of operations of Holdings and Hawaiian. As used in the context of this narrative, "Holdings" and "Hawaiian" refer to Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. in their individual capacities.

Year ended December 31, 2007 Compared to Year ended December 31, 2006

        On a consolidated basis, we recognized net income of $7.1 million and our operating income was $6.8 million for the year ended December 31, 2007. This is compared to a net loss of $40.5 million and operating income of $0.5 million for the year ended December 31, 2006. Operating income increased by $6.3 million in 2007 compared to 2006, which included a favorable adjustment of approximately $5.0 million, primarily a result of a change in estimate in our frequent flyer liability for miles that will not be redeemed. Corresponding with our increased capacity, our operating expenses also increased, primarily in the areas of fuel, maintenance and depreciation. Our net income improved by $47.6 million from a net loss of $40.5 million in 2006. This was primarily due to $35.7 million of special charges incurred in 2006 related to the redemption, prepayment, extinguishment and modification of various long-term instruments. Of this $35.7 million, $3.6 million represented operating expenses, with the remainder reflected in nonoperating expense. Other significant differences between income and expense items for the years ended December 31, 2007 and 2006 are discussed below.

        Operating Revenue.    Operating revenue was $982.6 million for the year ended December 31, 2007, a 10.6% increase over operating revenue of $888.0 million in 2006. Significant year-over-year changes leading to the increase in 2007 operating revenue are discussed below.

        Scheduled passenger revenue was $889.0 million in 2007 compared to scheduled passenger revenue of $796.8 million in 2006. This $92.2 million or 11.6% increase in scheduled passenger revenue was principally due to the increased capacity or available seat miles (ASMs) and traffic or revenue passenger miles (RPMs) in our transpacific market with the four additional Boeing 767-300 aircraft in service for a majority of the year. Those improvements more than offset the decline in our interisland yield which corresponded to the entry of a new market participant in June 2006 and the resultant fare discounting that has continued since this time which contributed to a reduction in interisland revenue from 2006 to 2007.

	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)
Transpacific	$96.2	0.8%	17.4%	18.1%
Interisland	(8.6)	(14.8)	12.7	5.3
South Pacific	4.6	6.9	1.4	(8.0)

Total scheduled	$92.2	(3.8)%	16.0%	14.7%

        Other operating revenue was $93.5 million for the year ended December 31, 2007, and $91.2 million for the comparable period in 2006. The $2.3 million, or 2.5%, increase in other operating revenue was primarily due to an increase in our charter revenue.

        Operating Expenses.    Operating expenses were $975.7 million for the year ended December 31, 2007, an $88.2 million increase from operating expenses of $887.5 million in 2006. The net increase in operating expenses in 2007 was primarily a result of operating four additional aircraft for most of the year on our transpacific routes, which provided for an additional 18% of capacity in that market. The transpacific routes are our longer range flights, which generally are operated with lower costs per ASM. As a result, we would expect that with a higher proportion of our growth represented by longer range flying, our cost per available seat miles would decrease. In addition, we have implemented several cost improvement programs throughout the year which has also contributed to the decrease in our cost per available seat mile (CASM).

	Year Ended December 31,
			Percent Change
	2007	2006
Operating expense:
Aircraft fuel, including taxes and oil	$291,636	$241,660	20.7	%(a)
Wages and benefits	222,558	228,010	(2.4)
Aircraft rent	97,626	109,592	(10.9	)(b)
Maintenance materials and repairs	93,166	69,606	33.8	(c)
Aircraft and passenger servicing	53,877	52,655	2.3
Commissions and other selling	53,602	48,575	10.3	(d)
Depreciation and amortization	45,952	28,865	59.2	(e)
Other rentals and landing fees	27,897	25,720	8.5
Other	89,407	82,858	7.9

Total	$975,721	$887,541	9.9%

(a)
The increase in the aircraft fuel expense of 20.7% was primarily due to increased consumption which is consistent with the increased operations. In addition, cost of jet fuel increased by 6.2% to an average of $2.25 per gallon in 2007 compared to an average of $2.12 per gallon in 2006. The increase in spot fuel prices was partially offset by $3.7 million of hedging gains recognized in fuel expense during 2007 compared to $0.9 million of hedging losses recognized in fuel expense during 2006.

  As illustrated below, Hawaiian's average fuel expense per gallon of $2.25 for the year ended December 31, 2007 was a result of the following prevailing spot prices, taxes and the impact of jet fuel hedges designated for the year.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$2.18	$282.6
Taxes	0.10	12.7
Hedge Impact	(0.03)	(3.7)

Fuel Expense	$2.25	$291.6

(b)
The decrease in aircraft rent expense was a result of the purchase in late December 2006 of three Boeing 767-300ER aircraft that were previously leased. This decrease was partially offset by $4.6 million of aircraft rent expense recorded during 2007 due to supplemental rent charged for certain leased aircraft with non-refundable maintenance deposits. See our Critical Accounting Policies section for further discussion.

(c)
The increase in maintenance materials and repairs expense was primarily due to the addition of four Boeing 767-300 aircraft to our fleet during 2007, the aging of our fleet which corresponds to an increase in maintenance activity to be performed, the timing of certain periodic maintenance events, and rate escalations in our power-by-the-hour (PBH) contracts. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines under our PBH agreements, increased hourly charges and increased utilization of our aircraft (approximately 12% more block hours were operated in 2007 compared to 2006). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction into our fleet of the four used Boeing 767-300 acquired in early 2006, the expiration of manufacturers' warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in Note 2 to our consolidated financial statements and Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not affect the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $34.4 million ($30.8 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2007. The estimated maintenance reserve deposits to be paid to lessors and the estimated amounts to be reimbursed and charged to expense upon performance of the related maintenance, based on currently scheduled maintenance, are set forth in the following table (in thousands):

	2008	2009	2010	2011	2012
Deposits	$4,705	$4,703	$4,026	$3,222	$2,767
Reimbursements	4,408	3,046	5,824	2,940	2,253

  These estimates are subject to significant variation, including, among others, the actual cost to complete the maintenance, timing and extent of the maintenance, aircraft cycles impacting the timing, and the imposition of potential new maintenance requirements.

(d)
Reflected in the 2007 commissions and other selling expense is approximately $5.0 million of reductions in expense primarily related to the estimate of frequent flyer miles that we expect will not be redeemed. Excluding the frequent flyer adjustment, commissions and other selling expenses increased by $10.1 million, primarily due to increases in credit card fees, booking fees, the cost of our frequent flyer program and commissions which is consistent with the increase in volume.

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

        Nonoperating Income and Expense.    Net nonoperating expense was $8.9 million for the year ended December 31, 2007, compared to net nonoperating expense of $41.5 million for the same period in 2006. Nonoperating income and expense includes interest expense, interest income, special charges related to the redemption, prepayment, extinguishment and modification of various long-term instruments, and other gains and losses. The $32.6 million decrease in nonoperating expense is primarily due to the $32.1 million of special charges related to the redemption, prepayment, extinguishment and modification of various long-term instruments that was recognized in 2006 and an $11.7 million increase in other gains from 2006 to 2007. This was partially offset by an increase in interest expense of $8.0 million from 2006 to 2007, which was due to $126 million of additional debt that was borrowed in December 2006 and used to finance the purchase of three aircraft and a decrease of $2.5 million in capitalized interest

        Other gains and losses primarily includes amounts recorded in accordance with the Company's hedging activities and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). During 2007, the Company recorded $5.9 million of gains (of which $2.6 was realized) related to the increase in market value of heating oil future contracts that were not designated for hedge accounting under SFAS 133 and are simply marked to market. These gains were slightly offset by a $2.3 million loss related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness. During 2006, the Company recorded $7.3 million of losses related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness.

        Income Tax Expense.    The Company recorded an income tax benefit of $9.1 million for the year ended December 31, 2007, an $8.6 million increase from the income tax benefit of $0.5 million for the comparable period in 2006. The difference was primarily due to the tax benefit recognized for the year ended December 31, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to year 2005. In addition, our taxable income for the year ended December 31, 2007 was less than the same period in 2006 because of higher deductible expenses triggered primarily by accelerated tax depreciation of aircraft that were acquired during 2006. We do not expect to record any significant additional tax benefits resulting from net operating losses, if any, realized in the future, as additional carrybacks are not available during the carryback period.

Year ended December 31, 2006 Compared to Year ended December 31, 2005

        On a consolidated basis, we incurred a net loss of $40.5 million and had operating income of $0.5 million for the year ended December 31, 2006, compared to a net loss of $15.1 million and operating income of $14.1 million for the combined entity for the year ended December 31, 2005. Operating income decreased by $13.6 million in 2006, or 96%, compared to 2005 due primarily to increases in fuel, maintenance, and depreciation and amortization expenses. The net loss incurred in 2006 increased by $25.5 million compared to the net loss of $15.1 million in 2005 principally due to $35.7 million of special charges incurred in 2006 related to the redemption, prepayment, extinguishment and modification of various long-term instruments. Of the $35.7 million, $3.6 million represented operating expenses, with the remainder reflected in nonoperating expense. Special charges in 2005 totaled $4.2 million related to the redemption of debt. Other significant differences between income and expense items for the years ended December 31, 2006 and 2005 are discussed below.

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

	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)
Transpacific	$47.8	5.6%	4.2%	6.2%
South Pacific	3.8	11.8	(8.8)	(8.7)
Interisland	(2.7)	(9.7)	9.4	10.0

Total scheduled	$48.9	2.9%	3.5%	5.0%

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

        Operating Expenses.    Operating expenses were $887.5 million for the year ended December 31, 2006, a $68.0 million increase from operating expenses of $819.5 million in 2005. The net increase in operating expenses in 2006 was due primarily to increases in aircraft fuel and maintenance, depreciation and amortization and aircraft and passenger servicing expenses.

	Year Ended December 31,
			Percent Change
	2006	2005
Operating expense:
Aircraft fuel, including taxes and oil	$241,660	$201,212	20.1	%(a)
Wages and benefits	228,010	227,117	0.4
Aircraft rent	109,592	107,260	2.2
Maintenance materials and repairs	69,606	57,342	21.4	(b)
Aircraft and passenger servicing	52,655	48,283	9.1
Commissions and other selling	48,575	52,460	(7.4)
Depreciation and amortization	28,865	19,705	46.5	(c)
Other rentals and landing fees	25,720	23,819	8.0
Other	82,858	82,301	0.7

Total	$887,541	$819,499	8.3%

(a)
The increase in aircraft fuel expense was primarily due to a 17.1% increase in the cost of jet fuel to an average of $2.12 per gallon in 2006 compared to an average of $1.81 per gallon in 2005. The average cost of jet fuel in 2006 and 2005 includes hedging losses of $0.9 million and $2.2 million, respectively, and fuel related taxes. Fuel consumption increased by less than 3.0% during the year ended December 31, 2006 even though we flew 4.2% more ASM's and operated 5.9% more revenue block hours compared to 2005. These efficiency improvements were due mostly to fuel conservation programs we initiated in 2006.

  As illustrated below, Hawaiian's average fuel expense per gallon for the year ended December 31, 2006 was $2.12, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the year.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$2.01	$229.9
Taxes	0.10	10.8
Hedge Impact	0.01	0.9

Fuel Expense	$2.12	$241.6

(b)
The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines and other Boeing 767 and Boeing 717 aircraft components (e.g., auxiliary power units), and to increases in the number of Boeing 767 airframe and Boeing 717 landing gear overhauls performed during 2006 compared to 2005. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines, increased hourly charges and increased utilization for our aircraft (approximately 5.9% more block hours were operated in 2006 compared to 2005). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction into our fleet of the four used Boeing 767-300 acquired in early 2006, the expiration of manufacturers' warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in Note 2 to our consolidated financial statements and Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $32.5 million ($28.1 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2006.

(c)
The increase in depreciation and amortization expense was primarily attributable to the amortization of certain intangible assets recorded upon the reacquisition of Hawaiian by Holdings at June 2, 2005. Future depreciation expense will increase due to the purchase of three previously-leased Boeing 767-300ER aircraft from AWMS I, an affiliate of AWAS (formerly Ansett Aviation Services, Inc. and, along with its affiliates, including AWMS I, collectively referred to herein as "AWAS") in late December 2006 and the placement into service in early 2007 of three additional Boeing 767-300 aircraft purchased in 2006. The three Boeing 767-300 aircraft purchased from AWAS were previously leased and therefore, future aircraft rent expense will decrease.

        Nonoperating Income and Expense.    Net nonoperating expense was $41.5 million for the year ended December 31, 2006, compared to net nonoperating income of $12.2 million for the same period in 2005. The year ended December 31, 2006 included $32.1 million of special charges related to the redemption, prepayment, extinguishment and modification of various long-term instruments, $17.5 million of interest expense and amortization of debt discounts and issuance costs, and a $7.3 million loss related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness, offset by interest income of $11.3 million and $3.8 million of capitalized interest. The year ended December 31, 2005 included realized and unrealized gains of $19.2 million related to jet fuel forward contracts that were not designated for hedge accounting, a $2.5 million gain related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness, and interest income of $4.7 million, offset by interest expense of $9.5 million due primarily to the indebtedness incurred to fund the Joint Plan and a special charge of $4.2 million on the repurchase of $7.7 million of the Notes.

        Income Tax Expense.    On a consolidated basis, the Company recorded an income tax benefit of $0.5 million for the year ended December 31, 2006, a $41.9 million, or 101.1%, decrease from combined income tax expense of $41.4 million for the comparable period in 2005. The unusual effective rate for the year ended December 31, 2006 was primarily due to the non-deductibility of certain expenses we incurred in connection with the redemption of the remainder of the Notes in April 2006. The tax provision and unusual effective tax rate we experienced in 2005 were due to a significant increase in book-tax timing differences, which resulted in higher taxable income on the Company's tax returns, while the offsetting deferred tax asset (representing the value of the future tax deduction when the timing differences "turn" and are recognized in our tax returns) must be fully offset by a valuation allowance given our history of operating losses and Hawaiian's recent bankruptcy. The impact of these book-tax timing differences was dramatically increased by the application of purchase accounting upon Hawaiian's emergence from bankruptcy on June 2, 2005, which resulted in fair value adjustments to the book basis of Hawaiian's assets and liabilities, but had no impact on the corresponding tax basis in those assets and liabilities. Furthermore, while the consummation of the Joint Plan triggered significant tax deductions related to the payment of the lease deficiency claims of Hawaiian, the benefit of those deductions was recorded as a reduction to goodwill, not the provision for income taxes, because the deductions related to transactions originally occurring prior to the point at which Hawaiian was consolidated by the Company.

Liquidity and Capital Resources

        Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings, including the loan agreements entered into in December 2006 to finance the purchase of three previously leased Boeing 767-300ER aircraft and the two credit facilities entered into in June 2005 in connection with Hawaiian's plan of reorganization and subsequently amended in March 2006. These financial arrangements are described in more detail below and in Note 6, "Debt and Common Stock Warrants", to our consolidated financial statements included in this Annual Report on Form 10-K.

        Cash, cash equivalents and short term investments were $144.5 million and $114.5 million as of December 31, 2007 and 2006, respectively. We also had restricted cash on those dates of $38.7 million and $53.7 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales. Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers. The decrease in restricted cash from 2006 to 2007 was primarily a result of an amendment, effective January 1, 2007, to Hawaiian's largest credit card processing contract, which reduced the cash collateral required by the credit card processor subject to certain adjustments based on the level of advanced ticket sales and Hawaiian's performance relative to specific financial measures. Hawaiian's cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

        On June 2, 2005, Hawaiian, as borrower, and the Company, as guarantor, entered into a credit agreement with Wells Fargo Foothill, Inc., as agent, and the lenders named therein (the Term A Credit Facility). The Term A Credit Facility is secured by liens on substantially all of Hawaiian's assets. On June 2, 2005, Hawaiian, as borrower, and the Company, as guarantor, also entered into a credit agreement with Canyon Capital Advisors, LLC, as agent, and the lenders named therein (the Term B Credit Facility). The Term B Credit Facility is secured by liens on substantially all of Hawaiian's assets, subordinate to the prior liens granted to the lenders under the Term A Credit Facility. In March 2006, we incurred approximately $86.8 million, net of debt issuance costs, in additional debt by amending the Term A and Term B Credit Facilities. We used such additional borrowings to redeem the outstanding balance of the Notes issued in June 2005 to help fund the Joint Plan and to partially fund the acquisition of four used 767-300 aircraft acquired by Hawaiian during the first quarter of 2006. On July 11, 2006, $10.0 million of such additional borrowings, then held in escrow, was released to the Term B Credit Facility lenders, and our total obligation under that facility was reduced commensurately. The release of the $10.0 million to the Term B Credit Facility lenders was accounted for as an early repayment of the $72.5 million non-amortizing term loan we incurred under that credit facility in March 2006, which resulted in a nonoperating charge of $1.0 million due principally to the accelerated amortization of a portion of the debt discount associated with that loan. Since the Term A Credit Facility was amended in March 2006, we have made principal payments totaling $17.5 million. As of December 31, 2007, the Term A Credit Facility consisted of a $45 million, 9.42% variable interest rate amortizing term loan due December 10, 2010 and a $25 million revolving line of credit. Hawaiian had issued $4.8 million of letters of credit and had $16.8 million of remaining availability under the revolving line of credit as of December 31, 2007. As of December 31, 2007, the Term B Credit Facility consisted of a $62.5 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011.

        During December 2006, we borrowed a total of $126 million from a third-party lender to help finance the purchase of three previously-leased Boeing 767-300ER aircraft. The purchase of these three aircraft from AWAS was done in conjunction with the lease modification of four other Boeing 767-300ER aircraft also leased from AWAS in order to remove a provision of the previous agreements that allowed AWAS to exercise early termination options beginning in 2007. As of December 31, 2007, this indebtedness consisted of a $117.9 million, 8.32% variable interest rate amortizing term loan due December 2013.

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

Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.
Condensed Consolidated and Combined Statements of Cash Flows

	Year ended December 31,
	2007(*)	2006(*)	2005(**)
	(in thousands)
Cash Flows From Operating Activities:
Net cash provided by operating activities before reorganization activities	$81,552	$63,143	$78,715
Net cash used in reorganization activities	—	—	(4,491)

Net cash provided by operating activities	81,552	63,143	74,224

Cash Flows From Investing Activities:
Additions to property and equipment	(28,571)	(236,335)	(20,352)
Net sales (purchases) of short-term investments	(2,697)	(24,397)	(18,247)

Net cash used in investing activities	(31,268)	(260,732)	(38,599)

Cash Flows From Financing Activities:
Tax benefit from stock option exercise	23	191	—
Proceeds on notes receivable from sales of common stock	—	—	20
Proceeds from exercise of stock options	110	951	1,212
Long-term borrowings	—	217,250	—
Repurchase of subordinated convertible notes and warrants	—	(54,891)	(7,722)
Repayments of long-term debt and capital lease obligations	(22,995)	(24,321)	(6,810)
Debt issuance costs	(178)	(4,894)	—

Net cash provided by (used in) financing activities	(23,040)	134,286	(13,300)

Net increase (decrease) in cash and cash equivalents	27,244	(63,303)	22,325
Cash and cash equivalents—Beginning of Period	66,852	130,155	107,830

Cash and cash equivalents—End of Period	$94,096	$66,852	$130,155

(*)
Consolidated cash flows of Hawaiian Holdings, Inc.

(**)
Combined cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

        Net cash provided by operating activities was $81.6 million for 2007, an increase of $18.4 million over 2006. The increase was primarily due to increased ticket sales and a decrease in the holdback level required by our largest credit card processing contract pursuant to an amendment which was effective January 1, 2007.

        Net cash used in investing activities was $31.3 million for 2007 compared to $260.7 million for 2006. The significant decrease in cash used during 2006 compared to 2007 is primarily due to the acquisition of a total of seven Boeing 767 aircraft in 2006. During 2007, additions to property and equipment totaled $25.0 million which consisted primarily of modifications to the four used Boeing 767-300 aircraft that were purchased in 2006. Other additions included purchases of various ground assets and purchases for various information technology projects.

        Financing activities used net cash of $23.0 million for 2007, primarily for repayments of long-term debt and capital lease obligations. Financing activities provided net cash of approximately $134.3 million during 2006, primarily due to the approximate $217.3 million of additional debt we incurred during 2006 (net of associated issuance costs) less $54.9 million used to redeem in April 2006 the Notes we had issued in June 2005 and $24.3 million of other principal repayments made during 2006.

Capital Expenditures

        During 2006, Hawaiian purchased four used Boeing 767-300 aircraft for a total purchase price of approximately $32.0 million. In addition to the purchase of these four aircraft, our capital expenditures during 2006 and 2007 to ready the aircraft for service were approximately $47.0 million and $13.2 million, respectively. The first aircraft was placed into service in September 2006. The second, third and fourth aircraft were fully modified and placed into service in January, March and June 2007, respectively. During 2006, the Company also purchased three Boeing 767-300ER aircraft from AWAS for a total purchase price of $150.8 million. These aircraft were previously leased and continued to operate in our fleet without any modifications.

        In November 2007, we signed a Memorandum of Understanding with Airbus and Rolls Royce to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft. We paid an initial deposit in 2007 as well as additional deposits upon signing the purchase agreement with Airbus in January 2008. Following execution of the agreement, the combined deposit became non-refundable. Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. These prepayments are included in our Contractual Obligations table below, however, no significant additional deposits are required until 2011. The manufacturer has provided backstop financing at customary terms on up to four aircraft. In order to complete the purchase of these aircraft, we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase rights we exercise and the amount of cash we generate through operations prior to delivery of the aircraft. We will explore various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms or at all. The inability to secure such financing could have a material adverse effect on us.

Financial Covenants

        The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of December 31, 2007, we were in compliance with these covenants. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

        Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $38.7 million at December 31, 2007. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of this Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers. As of December 31, 2007, the holdback was the contractual level of 40% of the applicable credit card air traffic liability. However, given continued downward pressure on passenger yields and volatility of fuel prices, we cannot guarantee that our financial performance in future periods will not require increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased. The additional holdback of restricted cash may increase the likelihood of failing to comply with other credit facility financial covenants and, if we did not take steps to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

        We invest in auction rate securities, which are long-term bonds that resemble short term instruments because their interest rates are reset periodically through an auction process—every 7 days. The underlying bonds have heretofore been considered relatively liquid, short-term investments because of the auction process. In February 2008, we held approximately $42.9 million in AAA/Aaa rated tax-exempt municipal auction rate securities. We first experienced a failed auction on our municipal auction rate securities on February 13, 2008. For the securities that experienced a failed auction, the issuer will pay interest at premium rates (i.e., default rates) on the future regular auction dates until the earlier of the occurrence of a successful auction, the date the securities are redeemed or the maturity date. These default rates may increase if there is a downgrade in the current rating of the securities. In February 2008, after we began experiencing the auction rate failures described above, we obtained a letter supplement to the Credit Card Agreement which enables us to continue to include the failed auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008, provided that the AAA rating from S&P assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their classification on our consolidated balance sheet. The current rating of the security is AAA, which is comprised of an A+ rating for the issuer and a bond insurance supplement which increases the rating to AAA. Generally if the AAA rating from S&P is not maintained then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. We believe the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome. If the auction rate securities no longer qualified for inclusion in the calculation of the Unrestricted Cash Trigger and we did not take steps to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

        Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM, TWU, NEG and certain non-contract employees, as well as a separate plan to administer the pilots' disability benefits. In the aggregate, these plans are underfunded. As of December 31, 2007, the excess of the projected benefit obligations over the fair value of plan assets was approximately $47.2 million. Hawaiian made scheduled contributions of $11.6 million, $13.1 million and $23.3 million during 2007, 2006 and 2005, respectively, to its defined benefit pension and disability plans, and anticipates contributing $5.7 million during 2008. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

        As a result of a recent technical correction to the Pension Protection Act of 2006, the timing of our minimum required contributions to our defined benefit pension plans has changed significantly and will have the effect of delaying previously required minimum contributions to future periods. The legislation did not change our total future contributions.

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

Contractual Obligations

        Our estimated contractual obligations as of December 31, 2007 are summarized in the following table (in thousands):

Contractual Obligations

Contractual Obligations	Total	2008	2009-2010	2011-2012	2013 and Thereafter
Fixed-rate debt(1)	$82,146	$5,724	$11,406	$65,016	$—
Variable-rate debt(1)	238,043	32,905	81,422	46,986	76,730
Notes payable to IRS	20,118	5,748	11,496	2,874	—
Capital lease obligations	1,086	227	222	204	433
Operating leases—aircraft and related equipment(2)	684,807	90,886	150,266	114,954	328,701
Operating leases—non-aircraft(2)	28,345	3,705	6,654	6,146	11,840
Purchase commitments(3)	1,289,627	18,145	29,456	289,264	952,762
Projected employee benefit contributions(4)	7,280	5,700	1,580	—	—

Total contractual obligations(5)	$2,351,452	$163,040	$292,502	$525,444	$1,370,466

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of December 31, 2007.

(2)
Amounts represent minimum lease payments due under the respective lease agreements. Rentals for aircraft parts are based on actual usage and have been estimated using forecasted usage. Certain engine rentals reset every six months based on changes in LIBOR and has been estimated using the rates in effect in December 2007.

(3)
Represents contractual commitments for firm order aircraft, net of previously paid purchase deposits, and noncancelable commitments to purchase services, primarily, reservations, information technology and business process services at current operating levels. Future payments for aircraft include estimated amounts for price escalation. Additional information about the Company's purchase commitments are included in Note 11 to the Consolidated Financial Statements.

(4)
Amount includes our estimated contributions to our pension plans and our pilot's disability plan. The pension contributions represent our estimate of the minimum funding requirements under the ERISA. The contribution to the pilot's disability plan represents our 2008 contribution. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns, and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2009.

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

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 2, "Summary of Significant Accounting Policies", in the notes to our consolidated financial statements included in this Form 10-K.

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

        Pension and Other Postretirement and Postemployment Benefits.    We account for our defined benefit pension and other postretirement and postemployment plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires companies to measure their plans' assets and obligations that determine their funded status at fiscal year end, recognize the funded status of their benefit plans in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year which the changes occur. SFAS 158 does not change the amount of net periodic benefit expense recognized in our results of operations; net periodic benefit expense continues to be accounted for in accordance with SFAS No. 87, "Employer's Accounting for Pensions" (SFAS 87) and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension" (SFAS 106). Pension and other postretirement and postemployment benefit expense are recognized on an accrual basis over employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements.

        The calculation of pension and other postretirement and postemployment benefit expense and their corresponding liabilities requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. These assumptions as of December 31 were:

	2007	2006	2005
Pension:
Discount rate to determine projected benefit obligation	6.16%	5.86%	5.50%
Expected return on plan assets	7.90%	7.90%	7.90%
Postretirement:
Discount rate to determine projected benefit obligation	6.25%	5.90%	5.50%
Expected return on plan assets	N/A	N/A	N/A
Expected health care cost trend rate:
Initial	8.00%	9.00%	9.50%
Ultimate	5.00%	5.00%	5.00%
Disability*
Discount rate to determine projected benefit obligation	6.05%	N/A	N/A
Expected return on plan assets	7.50%	N/A	N/A

    *
    The disability plan was established upon Hawaiian's emergence from bankruptcy on June 2, 2005. The plan was initially accounted for as a defined contribution plan. However, because the plan does not include individual participant accounts, it is required to be accounted for as a defined benefit plan in accordance with Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits". This correction was made during 2007. See further discussion in Note 9 of the Consolidated Financial Statements.

        The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our allocation of assets was as follows at December 31, 2007:

	Percent of Total	Expected Long-Term Rate of Return
U.S. equities	25.9%	9.6%
International equities	35.5%	10.8%
Fixed income	29.1%	4.7%
Other	9.5%	6.7%

Total	100.0%

        We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by one percent (from 7.9% to 6.9%) would increase our estimated 2008 pension expense by approximately $2.6 million.

        We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due.

The pension and other post retirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other post retirement benefit liabilities at December 31, 2007 by approximately $40.2 million and $7.7 million, respectively, and would increase our estimated 2008 pension and other postretirement benefit expense by approximately $3.3 and $0.9 million, respectively.

        The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one percent increase in the assumed health care cost trend rate would increase the other postretirement benefit obligation as of December 31, 2007 by approximately $8.0 million and our estimated 2008 other post retirement benefit expense by approximately $1.5 million. A one percent decrease in the assumed health care cost trend rate would decrease the other postretirement benefit obligation as of December 31, 2007 by approximately $6.5 million and our estimated 2008 other postretirement benefit expense by approximately $1.4 million.

        On December 13, 2007, Congress signed a new law, effective immediately, that extended the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. It is the our assumption that some of Hawaiian's pilots will work beyond age 60 as a result of this change in law, therefore, we elected to change our retirement assumption from a single retirement age at age 60 to a graded schedule of expected retirements between ages 60 and 65, which resulted in an average retirement age of 63.5 as of December 31, 2007. As a result, our projected future benefit obligation decreased and the funded status of the plans improved.

        Future changes in plan asset returns, plan provisions, assumed discount rates, pilot estimated retirement age, pension funding legislation and various other factors related to the participants in our pension plans will impact our future retirement benefit expense and liabilities. We cannot predict with certainty what these factors will be in the future.

        Embedded financial instruments.    Warrants issued in connection with debt financings are accounted for in accordance with Accounting Principles Board (APB) Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", where the portion of the proceeds allocable to the warrants is treated as additional paid-in capital. The allocation between the debt and additional paid-in capital is based on the relative fair values of the two securities at time of issuance. The resulting debt discount is amortized using the effective interest rate method to interest expense over the life of the debt instrument. For purposes of valuing the common stock warrants issued in connection with the Notes in June 2005 and the Term B Credit Facility in March 2006, we utilized the Black-Scholes-Merton option pricing model. The most critical assumption used in developing the fair value of the warrants is the expected volatility of our stock. Because the historic volatility of our common stock is not a reliable indicator of future volatility due to Hawaiian's bankruptcy and the thin liquidity for our common stock during that period, we utilized a stock volatility factor based on a peer comparison group for a period of time approximating the term of the warrants, which resulted in an expected volatility of 58% and 47% for the warrants issued in June 2005 and March 2006, respectively. The value ascribed to the common stock warrants as capital in excess of par value in the accompanying balance sheet as of December 31, 2006 and 2005 was $6.3 million and $12.6 million, respectively, after giving effect to the cancellation of 882,301 warrants associated with the repurchases in the fourth quarter of 2005 of $7.7 million par value of the Notes. Additionally, convertibility features within debt instruments are evaluated under Emerging Issues Task Force Consensus 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", whereby an "in-the-money" nondetachable conversion feature at the commitment date (a beneficial conversion feature) is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that beneficial conversion feature to additional paid-in capital. The intrinsic value of the beneficial conversion is calculated as the difference between the conversion price, adjusted for the fair value allocated to warrants described above, and the fair value of the common stock (or other securities into which the security is convertible) multiplied by the number of shares into which the security is convertible. The amount recorded as additional capital in excess of par value in the accompanying balance sheet at December 31, 2005 for the beneficial conversion feature in the Notes was $27.8 million and was not affected by the $7.7 million of repurchases of the Notes in the fourth quarter of 2005 as the per share market prices of our common stock as of the dates of such repurchases was less than the $4.35 per share conversion price provided for in the Notes. The resulting debt discount associated with the beneficial conversion feature is amortized to interest expense using the effective interest rate method over the life of the debt instrument. As a result of the amounts ascribed to the beneficial conversion feature in the Notes and the common stock warrants issued in connection therewith, the Notes were recorded at a substantial discount, which was being amortized to interest expense over the remaining life of the Notes. The carrying value of the Notes at December 31, 2005 was $18.1 million, and the effective interest rate on the Notes was 33.5% over the remaining life of the Notes. On April 21, 2006, we redeemed all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. We incurred a $28.0 million nonoperating loss on the redemption of the Notes due principally to the accelerated amortization of the remaining discount associated with the Notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company's common stock issued to the former holders of these notes remain outstanding under their original terms until June 1, 2010.

        Derivative Financial Instruments.    We have adopted a fuel hedging program that provides us with flexibility of utilizing certain derivative financial instruments, such as heating oil future contracts and jet fuel forward contracts to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. Heating oil future contracts and/or jet fuel forward contracts are utilized to hedge a portion of our anticipated aircraft fuel needs. At December 31, 2007, we had hedged approximately 25%, 8% and 1% of our anticipated aircraft fuel needs for the first, second and third quarters of 2008, respectively. We do not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under SFAS 133, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the designation of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness. Such amounts are recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of nonoperating income (loss). We designated the effectiveness of our jet fuel forward contracts based on the changes in fair value attributable to changes in spot prices; the change in fair value related to the changes in the difference between the spot price and the forward price (i.e., the spot-forward difference) are excluded from the assessment of hedge effectiveness. As a result, any changes in the spot-forward difference are immediately recognized into earnings as a component of other nonoperating income (expense). For the year ended December 31, 2007 and 2006, we recognized $2.3 million and $7.3 million of nonoperating losses, respectively, related to spot-forward changes. We measure fair value of our derivatives based on quoted values provided by counterparties or market participants. Starting in August 2007, we began purchasing heating oil future contracts to hedge our fuel expense. However, these derivatives were not designed to qualify for financial hedge accounting under SFAS 133. As a result, during 2007, we recorded $5.9 million of gain (of which $2.6 million was realized) in nonoperating income related to the increase in market value of heating oil future contracts.

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

        Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us, provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian's maintenance reserve activity for the past three years is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2005	$25,338	$12,593	$(7,542)	$30,389
2006	30,389	14,604	(8,504)	36,489
2007	36,489	12,663	(5,413)	43,739
Fair value adjustments(1)				(3,644)
Deposits not considered probable of recovery(2)				(9,344)

Recorded balance at December 31, 2007				$30,751

(1)
The Company recorded Hawaiian's maintenance deposits at fair value upon Hawaiian's emergence from bankruptcy on June 2, 2005. The individual line items in the table do not reflect the fair value adjustments recorded by the Company (which related primarily to recording the deposits at their net present value as of June 2, 2005, based on the anticipated dates the underlying maintenance would be performed).

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

  •
  We evaluate the aircraft's condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

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

        Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions supporting it change over time. Those key estimates and assumptions include the Company's fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves. In December 2006, as described more fully in the notes to our consolidated financial statements, we amended certain of our aircraft and spare engine leases. These amendments, among other things, reduced the respective lease terms and amended certain provisions with regard to the maintenance deposits. In addition, during 2007, we contracted with a new third-party maintenance provider resulting in projected cost savings for major maintenance activities for certain leased aircraft with non-refundable maintenance deposits. As a result of these types of events, we assess the recoverability of our maintenance deposits and adjust them to our best estimate of future maintenance events.

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

        Impairment of Long-Lived Assets.    We record impairment losses on long-lived assets used in operations, primarily property and equipment and intangible assets subject to amortization, when events and circumstances indicate, in management's judgment, that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of fair value represent management's best estimate based on market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.

        Goodwill and Indefinite-Lived Purchased Intangible Assets.    We review goodwill and purchased intangible assets with indefinite lives, all of which relate to the acquisition of Hawaiian, for impairment annually and/or whenever events or changes in applicable circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the Hawaiian reporting unit is compared to its carrying value. If the fair value of the Hawaiian reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Hawaiian reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Hawaiian reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions management believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from these estimates. We have reviewed the carrying values of goodwill and the intangible asset associated with the fair value of Hawaiian's trade name pursuant to the applicable provisions of SFAS No. 142 and have concluded that such carrying values were not impaired as of December 31, 2007.

        Frequent Flyer Accounting.    We utilize a number of estimates in accounting for the HawaiianMiles frequent flyer program that are consistent with industry practices. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. During 2007, we performed an analysis of our frequent flyer accounting estimates and as a result, adopted a change in the estimate used to calculate our frequent flyer liability. The most significant change was to estimate the number of miles that will not be redeemed ("breakage") in its incremental cost calculation. Previously, breakage estimates were not included due to a lack of availability of acceptable data. During 2007, we determined that 20% of miles in the incremental cost calculation will never be redeemed and applied this adjustment as of December 31, 2007, principally resulting in a favorable adjustment to operating income of approximately $5.0 million. Our breakage assumptions are reasonable in light of historical experience and future expectations. Actual breakage could differ significantly from our estimate.

        Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic related costs, but does not include any costs for aircraft ownership and maintenance. A change to these cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on our liability in the period of change as well as future years.

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

        The estimated period over which the transportation is expected to be provided is based on the historical average time taken by our members to accumulate mileage credits and fly using the miles redeemed (currently 15 months). Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption for a free travel award. For those transactions, revenue is amortized over the historical period of time between when a member redeems mileage credits for a free travel award and when the resulting free travel is provided (currently five months). On a periodic basis, we review and update the amortization periods. A change to the amortization periods, the actual redemption activity or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

        Stock Compensation.    Effective January 1, 2006, we account for stock options in accordance with Financial Accounting Standards Board No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which replaces SFAS 123 "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities.

        Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards is estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition or the fair value at the measurement date (usually the grant date) for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award. Under APB 25, no compensation expense was recognized for grants of stock options if on the date the option was granted its exercise price was equal to or more than the fair value of the underlying stock. Although SFAS 123, as amended, encouraged the recognition of expense associated with the fair value of grants of stock options, SFAS 123 allowed for the presentation in the notes to financial statements of pro forma net income (loss) as if a company had accounted for granted employee stock options using the fair value method prescribed by SFAS 123.

        We account for all stock options granted on and after January 1, 2006 pursuant to SFAS 123R. For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, we adopted the modified prospective transition method permitted by SFAS 123R. Under this method, we account for unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the statement of operations using the grant-date fair values previously calculated for the SFAS 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006. We estimate the fair values of our options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. We use a dividend yield of zero as we have never paid nor do we intend to pay dividends on our common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the "simplified" method prescribed in the SEC's Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity's common stock. Due to Hawaiian's bankruptcy and the thin liquidity of our common stock during the period April 1, 2003 through June 1, 2005, we believe that the historic volatility of our common stock during that period is not a reliable indicator of future volatility. Accordingly, we used a blended stock volatility factor based on our stock volatility factor from the period post-emergence (starting on June 2, 2005) and a peer comparison group prior to June 2, 2005. The total period covered by the blended volatility is commensurate with the expected term of the stock options.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk. We have market sensitive instruments in the forms of financial derivative instruments used to hedge Hawaiian's exposure to increases in jet fuel prices and a variable interest rate debt. We have market risk for the changes in the fair value of our fixed-rate debt resulting from movements in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate its exposure to such adverse changes. Actual results may differ. See the discussion of critical accounting policies above for other information related to these financial instruments.

Aircraft Fuel Costs

        Aircraft fuel costs was the largest component of Hawaiian's operating expenses for the year ended December 31, 2007, representing 29.9% of total operating expenses. Based on gallons expected to be consumed in 2008, for every one-cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense will increase or decrease by approximately $1.3 million.

        During 2007, Hawaiian had entered into jet fuel and heating oil future contracts to hedge a portion of its aircraft fuel expense. Jet fuel forward contracts are not traded on commodities exchanges due to the limited market for such instruments; however, they tend to have a higher level of effectiveness than do heating oil future contracts. The fair value of jet fuel forward contracts as of December 31, 2007 related to Hawaiian's fuel hedging program was $0.4 million, which hedged approximately 2% of its anticipated aircraft fuel needs for 2008. As of December 31, 2006, the fair value of our obligation related to the jet fuel forward contracts was $1.1 million and was included in other current liabilities. We measure the fair value of the derivative instruments based on quoted values provided by an affiliate of the counterparty.

        Effective August 2007, Hawaiian entered into heating oil future contracts and started phasing out its jet fuel forward contracts. Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. Our heating oil future contracts are traded on the New York Mercantile Exchange (NYMEX) and therefore, the fair value of these contracts are based on their quoted market prices. These heating oil future contracts do not meet the requirements of SFAS 133 and are not considered derivative financial instruments for financial reporting purposes. As of December 31, 2007, the fair value of our heating oil future contracts totaled $3.3 million and is reflected in prepaid expenses and other in the Consolidated Balance Sheet.

        As of February 22, 2008, Hawaiian had entered into heating oil future contracts to hedge approximately 28%, 19% and 10% of its first, second and third quarter 2008 consumption, respectively. Certain of these contracts have settled as of this date. Additionally, Hawaiian had entered into jet fuel forward contracts to hedge approximately 2% of its first quarter consumption. Hawaiian's future contracts as of February 22, 2008 are outlined in the table below:

HEATING OIL FUTURES

	Average Heating Oil Contract Price per Gallon	Gallons Hedged (thousands)	Percentage of Quarterly Consumption Hedged
First Quarter 2008	$2.28	9,156	28%
Second Quarter 2008	$2.39	6,090	19%
Third Quarter 2008	$2.41	3,192	10%

JET FUEL FORWARDS

	Average Jet Fuel Contract Price per Gallon	Gallons Hedged (thousands)	Percentage of Quarterly Consumption Hedged
First Quarter 2008	$2.21	714	2%

        We do not hold or issue derivative financial instruments for trading purposes. We are exposed to credit risks in the event the above counterparty fails to meet its obligations; however, we do not expect this counterparty to fail to meet its obligations.

Interest Rates

        Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on certain of our cash deposits and short-term investments. The Company's debt agreements include the Term A Credit Facility, Term B Credit Facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 6 to our consolidated financial statements included in this Form 10-K.

        At December 31, 2007, we had approximately $81.6 million of fixed rate debt including capital lease obligations of $0.8 million, and $162.9 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR. Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually. The Wells Fargo Bank Prime Rate was 8.75% and one-month LIBOR and six-month LIBOR were 4.60% on such date. We do not mitigate our exposure to variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments. However, based on the balances of our cash and cash equivalents, restricted cash, short term investments, and variable-rate debt as of December 31, 2007, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximates the level of our variable-rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

        Market risk for fixed-rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.7 million as of December 31, 2007.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted, effective January 1, 2006, Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment", and, as discussed in Note 9 to the consolidated financial statements, the Company adopted, effective December 31, 2006, Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 28, 2008

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2007, 2006 and 2005

	Year ended December 31,
	2007	2006	2005(*)
	(in thousands, except per share data)
Operating Revenue:
Passenger	$889,038	$796,821	$458,117
Cargo	30,916	32,181	19,252
Charter	11,842	9,486	6,017
Other	50,759	49,559	25,381

Total	982,555	888,047	508,767

Operating Expenses:
Aircraft fuel, including taxes and oil	291,636	241,660	131,426
Wages and benefits	222,558	228,010	134,335
Aircraft rent	97,626	109,592	63,392
Maintenance materials and repairs	93,166	69,606	33,327
Aircraft and passenger servicing	53,877	52,655	29,093
Commissions and other selling	53,602	48,575	25,246
Depreciation and amortization	45,952	28,865	15,937
Other rentals and landing fees	27,897	25,720	14,182
Other	89,407	82,858	59,799

Total	975,721	887,541	506,737

Operating Income	6,834	506	2,030

Nonoperating Income (Expense):
Interest expense and amortization of debt discount and issuance costs	(25,510)	(17,476)	(9,030)
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	—	(32,134)	(4,214)
Interest income	10,643	11,338	4,658
Capitalized interest	1,309	3,769	—
Other, net	4,653	(7,013)	17,030

Total	(8,905)	(41,516)	8,444

Income (Loss) Before Income Taxes	(2,071)	(41,010)	10,474
Income tax expense (benefit)	(9,122)	(463)	22,840

Net Income (Loss)	$7,051	$(40,547)	$(12,366)

Net Income (Loss) Per Common Stock Share:
Basic	$0.15	$(0.86)	$(0.31)

Diluted	$0.15	$(0.86)	$(0.31)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,203	47,153	39,250

Diluted	47,460	47,153	39,250

(*)
Includes the deconsolidated results of operations of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through December 31, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2007 and 2006

	December 31,
	2007	2006
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$94,096	$66,852
Restricted cash	38,720	53,719
Short term investments	50,388	47,630

Total cash, restricted cash and short term investments	183,204	168,201
Accounts receivable, net of allowance for doubtful accounts of $608 and $498 as of December 31, 2007 and 2006, respectively	40,622	39,304
Spare parts and supplies, net	19,035	15,462
Prepaid expenses and other	24,522	19,120

Total	267,383	242,087

Property and equipment, net
Flight equipment	251,332	237,685
Other property and equipment	63,692	52,096

	315,024	289,781
Less accumulated depreciation and amortization	(44,290)	(17,167)

Total	270,734	272,614

Other Assets:
Long-term prepayments and other	41,491	31,454
Intangible assets, net of accumulated amortization of $60,562 and $37,110
as of December 31, 2007 and 2006, respectively	139,109	162,560
Goodwill	104,682	93,629

Total Assets	$823,399	$802,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$37,239	$51,918
Air traffic liability	215,581	180,539
Other accrued liabilities	42,391	38,402
Current maturities of long-term debt and capital lease obligations	23,905	22,992

Total	319,116	293,851

Long-Term Debt and Capital Lease Obligations	215,926	238,381
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	94,020	127,280
Other liabilities and deferred credits	60,998	59,195

Total	155,018	186,475

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value per share, 47,241,100 shares and 46,583,914 shares issued and outstanding at December 31, 2007 and 2006, respectively	472	466
Capital in excess of par value	213,200	210,892
Accumulated deficit	(177,217)	(184,268)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	96,439	56,743
Unrealized gain (loss) on hedge instruments and short-term investments	445	(196)

Total	133,339	83,637

Total Liabilities and Shareholders' Equity	$823,399	$802,344

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss)

For the Years ended December 31, 2007, 2006 and 2005

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2004	307	—	69,756	(131,355)	—	(61,292)
Net loss	—	—	—	(12,366)	—	(12,366)
Unrealized loss on hedge instruments	—	—	—	—	(12,144)	(12,144)

Comprehensive loss	—	—	—	—	—	(24,510)

Issuance of 14,123,873 shares pursuant to the Joint Plan	141	—	91,664	—	—	91,805
Exercise of options to acquire 474,000 shares	5	—	1,208	—	—	1,213
Intrinsic value of beneficial conversion feature of 5% subordinated convertible notes	—	—	27,750	—	—	27,750
Fair value of warrants issued with 5% subordinated convertible notes	—	—	13,540	—	—	13,540
Repurchases of warrants issued with 5% subordinated convertible notes	—	—	(902)	—	—	(902)
Non-employee stock option compensation	—	—	356	—	—	356
Excess tax benefit from exercise of stock options	—	—	107	—	—	107

Balance at December 31, 2005	453	—	203,479	(143,721)	(12,144)	48,067
Net loss	—	—	—	(40,547)	—	(40,547)
Unrealized income on hedge instruments	—	—	—	—	11,948	11,948

Comprehensive loss	—	—	—	—	—	(28,599)

Exercise of options to acquire 352,000 shares of common stock	3	—	948	—	—	951
Distribution of 882,814 shares of common stock pursuant to stock bonus plan	10	—	4,000	—	—	4,010
Adjustment to beneficial conversion feature resulting from the redemption of the 5% subordinated convertible notes	—	—	(9,054)	—	—	(9,054)
Fair value of warrants issued with long-term debt	—	—	6,280	—	—	6,280
Share-based compensation expense	—	—	5,048	—	—	5,048
Excess tax benefits from exercise of stock options	—	—	191	—	—	191
Impact of adoption of SFAS 158	—	—	—	—	56,743	56,743

Balance at December 31, 2006	$466	$—	$210,892	$(184,268)	$56,547	$83,637
Net income	—	—	—	7,051	—	7,051
Net change related to employee benefit plans	—	—	—	—	39,696	39,696
Unrealized income on hedge instruments and short-term investments	—	—	—	—	641	641

Comprehensive income	—	—	—	—	—	47,388

Exercise of options to acquire 40,000 shares of common stock	—	—	110	—	—	110
Distribution of 617,186 shares of common stock pursuant to stock bonus plan	6	—	884	—	—	890
Share-based compensation expense	—	—	1,291	—	—	1,291
Excess tax benefits from exercise of stock options	—	—	23	—	—	23

Balance at December 31, 2007	$472	$—	$213,200	$(177,217)	$96,884	$133,339

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2007 and 2006.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2007 and 2006.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2007, 2006 and 2005

	Year ended December 31,
	2007	2006	2005(*)
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$7,051	$(40,547)	$(12,366)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Amortization of intangible assets	23,451	23,839	13,936
Depreciation and amortization of property and equipment	28,564	11,477	5,794
Deferred income taxes	—	—	24,865
Stock compensation	2,181	5,048	4,396
Losses due to redemption, prepayment, extinguishment
and modification of long-term debt	—	34,798	4,223
Amortization of debt discounts and issuance costs	2,414	3,543	3,771
Pension and postretirement benefit cost	10,301	14,435	7,337
Other, net	(2,720)	(3,090)	(2,226)
Changes in operating assets and liabilities:
Restricted cash	14,999	(299)	4,528
Accounts receivable	(1,478)	(2,701)	21,214
Spare parts and supplies	(4,834)	(2,302)	(3,087)
Prepaid expenses and other current assets	(4,822)	14,501	(2,788)
Accounts payable	(14,679)	13,121	(9,026)
Air traffic liability	35,042	17,901	9,709
Other accrued liabilities	3,955	(19,671)	(4,264)
Other assets and liabilities, net	(17,873)	(6,910)	(8,090)

Net cash provided by operating activities	81,552	63,143	57,926

Cash Flows From Investing Activities:
Acquisition of Hawaiian Airlines, Inc	—	—	91,280
Additions to property and equipment	(28,571)	(236,335)	(7,374)
Purchases of short-term investments	(62,020)	(51,097)	(10,746)
Sales of short-term investments	59,323	26,700	9,918

Net cash provided by (used in) investing activities	(31,268)	(260,732)	83,078

Cash Flows From Financing Activities:
Tax benefit from stock option exercise	23	191	—
Proceeds from exercise of stock options	110	951	1,212
Long-term borrowings	—	217,250	—
Repayments of long-term debt and capital lease obligations	(22,995)	(24,321)	(6,508)
Repurchase of subordinated convertible notes and warrants	—	(54,891)	(7,722)
Debt issuance costs	(178)	(4,894)	—

Net cash provided by (used in) financing activities	(23,040)	134,286	(13,018)

Net increase (decrease) in cash and cash equivalents	27,244	(63,303)	127,986
Cash and cash equivalents—Beginning of Period	66,852	130,155	2,169

Cash and cash equivalents—End of Period	$94,096	$66,852	$130,155

(*)
Includes the deconsolidated cash flows of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated cash flows of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through December 31, 2005.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements

1. Business and Organization

        Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company's primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to nine Western United States cities (transpacific). Hawaiian also provides daily direct service to all six of the major islands, including those that are serviced by a code share arrangement with Island Air (interisland) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific (South Pacific) and Sydney, Australia. Charter service is also provided from Honolulu to Anchorage, Alaska (Charter). As of December 31, 2007, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

        On March 21, 2003 (the Petition Date), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the Bankruptcy Code) in the U.S. Bankruptcy Court for the District of Hawaii (the Bankruptcy Court). On April 1, 2003, following Hawaiian's bankruptcy filing, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. On March 11, 2005, the Company, together with the bankruptcy trustee, the Official Committee of Unsecured Creditors of Hawaiian, a wholly-owned subsidiary of the Company formerly known as HHIC, Inc. (HHIC), A Delaware corporation, and RC Aviation, LLC (RC Aviation), which is currently the Company's largest shareholder, sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian to emerge from bankruptcy. As further discussed in Note 3, on June 2, 2005, the effective date of Hawaiian's joint plan of reorganization and its emergence from bankruptcy (the Effective Date), the Company reconsolidated Hawaiian in a transaction accounted for as a business combination. As a result, for financial reporting purposes, the Company was a holding company with no business operations for the period from January 1, 2005 through June 1, 2005. Accordingly, as used in this report, the terms "Company", "we", "our", and "us" refer to (i) Hawaiian Holdings, Inc. only, with respect to the period from January 1, 2005 through June 1, 2005; and (ii) Hawaiian Holdings, Inc. and its consolidated subsidiaries, including Hawaiian Airlines, Inc., with respect to the periods from and after June 2, 2005.

2. Summary of Significant Accounting Policies

Basis of Presentation

        Prior to Hawaiian's bankruptcy, the Company consolidated Hawaiian pursuant to Statement of Financial Accounting Standards (SFAS) No. 94, "Consolidation of All Majority-Owned Subsidiaries", because the Company controlled Hawaiian through its ownership of all of the voting stock of Hawaiian. After the bankruptcy, the Company deconsolidated Hawaiian and prospectively accounted for its ownership of Hawaiian using the cost method of accounting until the Company regained control of Hawaiian on June 2, 2005. The Company accounted for Hawaiian's emergence from bankruptcy as a business combination, with the assets and liabilities of Hawaiian recorded in the Company's consolidated financial statements at their fair values as of June 2, 2005, and the results of operations of Hawaiian included in the Company's consolidated results of operations since June 2, 2005.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Period January 1, 2005 through June 1, 2005
(in thousands)
Operating revenue	$321,150
Operating expenses	309,080

Operating income	12,070
Reorganization items, net	887
Other nonoperating income	2,909

Income before income tax expense	15,866
Income tax expense	18,572

Net loss	$(2,706)

        Hawaiian's financial statements, from which the above summarized financial information was derived, were prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), and on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian's reorganization and restructuring are reported separately as reorganization items in its statements of operations. Hawaiian's financial statements do not give effect to any adjustments to the carrying values of the assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of the Joint Plan.

Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

        At December 31, 2007 and 2006, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Spare Parts and Supplies

        Spare parts and supplies consist primarily of expendable parts for flight equipment and other supplies that are valued at average cost. An allowance for obsolescence for expendable parts is provided over the estimated useful lives of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service. An allowance is also provided to reduce the carrying costs of excess spare parts to the lower of amortized cost or net realizable value. These allowances are based on management's estimates and are subject to change.

Property and Equipment

        Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Aircraft and engines	7 - 20 years, 0% - 15% residual value
Major rotable parts	12 years, 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

        Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable. Costs associated with aircraft modifications that enhance the usefulness of the aircraft are capitalized and depreciated over the estimated remaining useful life of the aircraft or modification, whichever is less.

Aircraft Maintenance and Repair Costs

        Aircraft maintenance and repairs are charged to operations as incurred, except for charges for maintenance and repairs incurred under power-by-the-hour maintenance contracts that are accrued and expensed when a contractual obligation exists, generally on the basis of hours flown.

        Maintenance reserves paid to certain aircraft lessors in advance of the performance of major maintenance activities are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed. Any non-refundable amounts that are not probable of being used to fund future maintenance expense are recognized as additional aircraft rental expense. In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, management considers the condition, including the airframe, the engines, the auxiliary power unit and the landing gear, of the related aircraft, the projected future usage of the aircraft during the term of the lease based on the Company's business and fleet plan, and the estimated cost of performing all required maintenance during the lease term. These estimates are based on the experience of the Company's maintenance personnel and industry

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

available data, including historical fleet operating statistics reports published by the aircraft and engine manufacturers. As of December 31, 2007, based on this assessment, management determined that it was probable that all maintenance deposits recorded as an asset in the accompanying Consolidated Balance Sheet will be used to fund the cost of maintenance events and are therefore recoverable.

Impairment of Long-Lived Assets

        Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a "two-step process." In the first step, the fair value of the Company's reporting unit is compared to its carrying value. If the fair value of the Company's reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Company's reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Company's reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of SFAS No. 142 and has concluded that as of December 31, 2007 such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge during the period in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

        Long-lived assets used in operations, consisting principally of property and equipment, and intangible assets subject to amortization are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, the Company considers market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.

Revenue Recognition

        Passenger revenue is recognized either when the transportation is provided or when tickets expire unused. The value of passenger tickets for future travel is included as air traffic liability. Charter and cargo revenue is recognized when the transportation is provided.

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

        The Company's receivables primarily consist of airline traffic (including credit card) receivables, amounts from customers, mileage plan partners, government tax authorities, and other miscellaneous

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

amounts due to the Company, and are net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts based on known troubled accounts and historical experience applied to an aging of accounts.

Frequent Flyer Program

        HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing free travel on Hawaiian or on certain other airlines, and for goods and services provided by other participating partners, is recognized as a liability and charged to operations as program members accumulate mileage. The incremental cost for travel provided by Hawaiian includes the cost of fuel, passenger meals, beverages and other in-flight supplies, passenger liability insurance, reservations and ticketing, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles program.

        During 2007, we performed an analysis of our frequent flyer accounting estimates and as a result, adopted a change in the estimate used to calculate our frequent flyer liability. The most significant change was to estimate the number of miles that will not be redeemed ("breakage") in its incremental cost calculation. Previously, breakage estimates were not included due to a lack of availability of acceptable data. During 2007, we determined that 20% of miles in the incremental cost calculation will never be redeemed and applied this adjustment as of December 31, 2007, principally resulting in a favorable adjustment to operating income of approximately $5.0 million. Our breakage assumptions are reasonable in light of historical experience and future expectations. Actual breakage could differ significantly from our estimate. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

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

Commissions and Other Selling Expenses

        Commissions and other selling expenses include credit card commissions, the costs of free travel earned on flights, and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation systems charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying balance sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $8.3 million, $8.8 million and $4.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively, during those periods in which the Company consolidated Hawaiian.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Capitalized Interest

        Interest is capitalized on aircraft acquisition and significant modifications of the aircraft as part of the cost of the related asset, and is depreciated over the estimated useful life of the asset. The capitalized interest is based on the Company's weighted-average borrowing rate.

Basic Earnings Per Share

        Net income or loss per share is reported in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The following table sets forth the components of basic earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Net income (loss)	$7,051	$(40,547)	$(12,366)
Less: amount allocated to participating warrants	—	—	210

Net income (loss) available to common shareholders—Basic	7,051	(40,547)	(12,156)
Weighted average common shares outstanding	47,203	47,153	39,250

Basic income (loss) per share	$0.15	$(0.86)	$(0.31)

Diluted Earnings Per Share

        Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock (in thousands, except per share data).

Year Ended December 31, 2007
Net income available to common shareholders—Diluted	$7,051
Weighted average common shares outstanding	47,203
Assumed exercise of stock options	257

Adjusted weighted average shares—Diluted	47,460

Diluted income per share	$0.15

        Approximately 2.2 million, 2.6 million, and 2.8 million of shares related to options to purchase the Company's common stock and other awards were not included in the computation of diluted earnings per share for the years ended December 31, 2007, 2006, and 2005, respectively, because the awards would have been antidilutive. In addition, 9.5 million, 9.0 million and 3.9 million potential common shares related to common stock warrants were excluded from the computation of diluted earnings per share for the year ended December 31, 2007, 2006 and 2005, respectively, and 3.6 million and 7.7 million potential common shares related to convertible debt securities, were excluded from the computation of diluted earnings per share for the year ended December 31, 2006 and 2005, respectively, because they were antidilutive.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Stock Compensation Plans

        The Company has a stock compensation plan for its officers and non-employee directors. The Company also had a stock bonus plan, for which all of the stock was distributed to the Company's eligible employees in 2006 and 2007 (see Note 10). Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment" (SFAS 123R) to account for grants and awards made under these plans. SFAS 123R supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and replaces SFAS 123, "Accounting for Stock-Based Compensation" (SFAS 123). Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148. See Note 10.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

        During 2007, the Company determined that $2.7 million of expense recorded during 2006 related to the write-off of lease-related intangible assets and unfavorable lease liabilities, should be reflected as other operating expense instead of non-operating expense. As a result, this amount was reclassified and is reflected as other operating expense for the year ended December 31, 2006.

Segment Information

        The Company has no other significant operations other than the operations of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment.

Recently Issued Accounting Pronouncement

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. On February 6, 2008 the FASB issued a final FASB Staff Position (FSP) No. 157-b, "Effective Date of FASB Statement No. 157". This FSP delays

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted the required provision of SFAS 157 as of January 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Consolidated Financial Statements.

3. Business Combination

        As discussed in Note 1, from the period January 1, 2005 through June 1, 2005, during which time the Company did not control Hawaiian, the Company deconsolidated Hawaiian for financial reporting purposes and accounted for its ownership of Hawaiian using the cost method of accounting. In connection with Hawaiian's reorganization and emergence from bankruptcy, the Company issued debt and equity securities to holders of certain claims in Hawaiian's bankruptcy case in order to consummate the Joint Plan and to regain control of Hawaiian at the Effective Date. The Company's reacquisition of Hawaiian was accounted for as a business combination, and Hawaiian's results of operations are included in the Company's results of operations since June 2, 2005.

        The Joint Plan provided for payment in full of all allowed claims, including unsecured claims, and was financed through the issuance of approximately 14.1 million shares of the Company's common stock, a private placement by the Company of $60.0 million of 5% subordinated convertible notes, and by two secured credit facilities undertaken by Hawaiian for $75 million of variable rate and fixed rate debt (the Term A and Term B Credit Facility, respectively), as discussed further in Note 6. The Joint Plan also provided for the merger of Hawaiian Airlines, Inc., a Hawaii corporation, with and into HHIC, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (HHIC), with HHIC as the surviving entity immediately changing its name to Hawaiian Airlines, Inc. As used hereinafter in this report, the term "Hawaiian" refers to the predecessor company for all periods prior to the merger with HHIC, and the successor company for all periods subsequent to the merger with HHIC.

        In accordance with EITF Consensus 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", the common stock was valued at $6.50 per share for accounting purposes. This price represents the average closing price per share for the five-day period prior to and including November 2, 2004, the date upon which the number of shares of the Company's common stock issued under the Joint Plan was finalized. The Company's total purchase price for Hawaiian was as follows (in thousands):

Common stock	$91,805
Issuance of subordinated convertible notes	60,000
Cash payments made to holders of claims against Hawaiian	48,257
Accruals for estimated unpaid claims	18,246

Total estimated purchase price	$218,308

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Business Combination (Continued)

        The reacquisition of Hawaiian was accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations" (SFAS 141). Accordingly, the total purchase price was allocated to the net tangible and intangible assets of Hawaiian based on their fair values as of the date of acquisition. The following table summarizes the fair values initially allocated to Hawaiian's assets and liabilities at the date of acquisition, which fair values were determined by management with the assistance of independent valuation specialists for certain of the significant acquired assets and assumed liabilities (in thousands).

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

        Of the total estimated purchase price, $192.1 million was ultimately allocated to amortizable intangible assets, and $13.0 million was allocated to intangible assets with indefinite lives. The Company ultimately recorded goodwill representing the estimated purchase price in excess of the fair value of the tangible and intangible assets acquired and the liabilities assumed. Intangible assets with indefinite lives consist of the estimated fair value allocated to the Hawaiian Airlines trade name, which was determined to have an indefinite useful life due to several factors and considerations, including the length of time that the Hawaiian Airlines trade name has been in use, the Hawaiian Airlines brand awareness and market position, and the assumed continued use of the Hawaiian Airlines trade name.

        As of December 31, 2007, the Company's goodwill was $104.7 million which reflects adjustments recorded during 2006 and 2007 as a result of corrections to their pension accounting that substantially offset each other. See Note 9 for further discussion of the pension adjustments.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets

        The following table summarizes the gross carrying values of intangible assets less accumulated amortization as of December 31, 2007 and 2006, and the useful lives assigned to each asset.

	As of December 31, 2007
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(41,292)	$78,608	7.5
Favorable aircraft and engine leases	32,710	(12,298)	20,412	8.5	(*)
Favorable aircraft maintenance contracts	18,200	(3,345)	14,855	14	(*)
Frequent flyer program—customer relations	12,200	(2,852)	9,348	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(775)	2,885	12

Total intangible assets	$199,670	$(60,562)	$139,108

	As of December 31, 2006
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(25,308)	$94,592
Favorable aircraft and engine leases	32,710	(7,530)	25,180
Favorable aircraft maintenance contracts	18,200	(2,049)	16,151
Frequent flyer program—customer relations	12,200	(1,748)	10,452
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(475)	3,185

Total intangible assets	$199,670	$(37,110)	$162,560

(*)
Weighted average based on gross carrying values and estimated useful lives as of June 2, 2005. The range of useful lives was from approximately 16 years for a favorable aircraft lease to approximately six years for a favorable aircraft maintenance contract.

        During the year ended December 31, 2006, the Company reduced the aircraft and engine lease intangible asset and accumulated amortization by $5.5 million and $0.7 million, respectively, related to certain aircraft and engine leases with AWMS I, an affiliate of AWAS (formerly Ansett Worldwide Aviation Services, Inc., along with its affiliates, including AWMS I, referred to herein as "AWAS") that the Company terminated and modified in December 2006 (see Note 7).

        Amortization expense related to the above intangible assets were $23.5 million, $23.8 million and $13.9 million, respectively for the years ended December 31, 2007, 2006, and the period from June 2, 2005 through December 31, 2005. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying consolidated statement of operations for the years ended

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Intangible Assets (Continued)

December 31, 2007, 2006 and 2005. The estimated future amortization expense as of December 31, 2007 of the intangible assets subject to amortization is as follows (in thousands):

2008	$23,448
2009	23,448
2010	23,448
2011	23,347
2012	18,755
Thereafter	13,662

$126,108

5. Financial Instruments and Fuel Risk Management

  Financial Instruments

        Short term investments as of December 31, 2007 and 2006 recorded at fair value consisted of (in thousands):

	December 31,
	2007	2006
Auction rate securities	$42,944	$27,975
Foreign bonds	3,488	9,184
U.S. government agency mortgages	1,032	6,486
U.S. government agency notes	—	3,985
Corporate and bank notes	2,924	—

	$50,388	$47,630

        Short term investments at December 31, 2007, by contractual maturity included (in thousands):

Due in one year or less	$4,064
Due between one and two years	2,348
Due after two years	43,976

$50,388

        All short term investments are classified as available-for-sale and stated at fair value. Gross realized and unrealized gains and losses are not material for all periods presented.

        The Company invests in auction rate securities, which are long-term bonds that resemble short-term instruments because their interest rates are reset periodically through an auction process—every 7 days. The underlying bonds have heretofore been considered relatively liquid, short-term investments because of the auction process. In February 2008, we held approximately $42.9 million in AAA/Aaa rated tax-exempt municipal auction rate securities. The Company first experienced a failed auction on our municipal auction rate securities on February 13, 2008. For the securities that experienced a failed auction, the issuer will pay interest at premium rates (i.e., default rates) on the future regular auction dates until the earlier of the occurrence of a successful auction, the date the securities are redeemed or

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management (Continued)

the maturity date. These default rates may increase if there is a downgrade in the current rating of the securities. We believe that the securities were stated at fair value as of December 31, 2007, based on the existence of subsequent successful auctions in 2008.

        The fair value of the Company's debt with a carrying value of $239.0 million and $260.4 million at December 31, 2007 and 2006, respectively, was approximately $221.0 million and $261.8 million. These estimates were based on the discounted amount of future cash flows using the Company's estimated incremental rate of borrowing for similar liabilities as comparable market prices were not available.

        The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

  Fuel Risk Management

        The Company has adopted a comprehensive fuel hedging program that provides it with the flexibility of utilizing certain derivative financial instruments, such as heating oil future and jet fuel forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Heating oil future contracts and/or jet fuel forward contracts are utilized to hedge a portion of Hawaiian's anticipated aircraft fuel needs. Jet fuel forward contracts are recorded as cash flow hedges in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Heating oil future contracts were not designated as cash flow hedges.

        Under SFAS 133, all derivatives designated as hedges that meet certain requirements are granted special hedge accounting treatment. Generally, utilizing the special hedge accounting, all periodic changes in fair value of the derivatives designated as hedges that are considered to be effective are recorded in accumulated other comprehensive income until the underlying jet fuel is consumed, and recognized as a component of fuel expense when the underlying fuel being hedged is consumed. Ineffectiveness results when the change in the fair value of the derivative instrument exceeds the change in the value of the Company's expected future cash outlay to purchase and consume jet fuel. Any ineffective portion of a change in fair value is immediately recognized into earnings as a component of other nonoperating income (expense).

        The Company's jet fuel forward contracts meet the requirements under SFAS 133 for hedge accounting treatment. The last jet fuel forward contracts were purchased in October 2007 and are designated to hedge January 2008 fuel expense. These contracts are in a gain position and are reflected in other accumulated other comprehensive income in the Consolidated Balance Sheet. The $0.4 million gain will be reflected in Aircraft Fuel expense in January 2008.

        Effective August 2007, the Company entered into heating oil future contracts and started phasing out its jet fuel forward contracts. The heating oil future contracts were not designated as hedges under SFAS 133. As such, any changes in fair value of the derivative instruments are marked to market through earnings in the period of change. As of December 31, 2007, the fair value of these heating oil future contracts totaled $3.3 million and is reflected in prepaid expenses and other in the Consolidated Balance Sheet.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management (Continued)

        The following table presents the location of pre-tax gains and/or losses on derivative instruments within the Consolidated Statement of Income:

	2007	2006	2005
	(in thousands)
Fuel hedge (gains) losses (in Aircraft fuel expense)	$(3,698)	$943	$4,204
Other nonoperating (income) expense(a)	(3,564)	7,348	(17,519)

(a)
During 2007, the Company recorded $5.9 million of gains (of which $2.6 was realized) related to the increase in market value of heating oil future contracts that were not designated for hedge accounting under SFAS 133 and are simply marked to market. These gains were slightly offset by a $2.3 million loss related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness.

        As of December 31, 2007, the Company had hedged approximately 25%, 8% and 1% for the first, second and third quarters of 2008, respectively, using primarily heating oil future contracts. The jet fuel forward contracts only comprised approximately 2% of the derivatives hedging the first quarter of 2008. These jet fuel forward contracts had a weighted average contract price of $2.21 per gallon and were in a gain position of $0.4 million as of December 31, 2007. The heating oil future contracts had a weighted average contract price of $2.27 per gallon as of December 31, 2007. At December 31, 2006, the Company's fuel hedges outstanding were in a loss position. The fair value of the Company's obligation related to these contracts was $1.1 million and is included in other current liabilities in the Consolidated Balance Sheet. The Company does not require collateral or other security to support its derivative financial instruments. Therefore, the Company is exposed to credit risks to the extent of the positive fair value of its jet fuel forward contracts in the event the counterparty fails to meet its obligations; however, the Company does not expect this counterparty to fail to meet its obligations.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Debt and Common Stock Warrant

        Long-term debt as of December 31, 2007 and 2006 consisted of the following obligations:

	2007	2006
	(in thousands)
Term A Credit Facility, level quarterly principal payments of $2.5 million each plus interest through December 10, 2010 with the remaining balance due at maturity	$45,000	$55,000
Term B Credit Facility loan due March 11, 2011, interest at 9%, interest only quarterly payments	62,500	62,500
Secured loans, variable interest rate of 8.32% at December 31, 2007 (LIBOR rate loans), monthly payments of principal and interest through December 2013 with the remaining balance of $52.2 million due at maturity	117,893	126,000
Notes payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	18,339	23,016
Capital lease obligations (see Note 7)	792	976
Other	5	30

Total long-term debt and capital lease obligations	244,529	267,522
Less unamortized discounts on debt:
9% term loan due March 11, 2011	(3,803)	(4,737)
5% notes payable due June 1, 2011	(895)	(1,412)

	(4,698)	(6,149)
Less current maturities	(23,905)	(22,992)

	$215,926	$238,381

  Subordinated Convertible Notes

        On the Effective Date, the Company sold Series A Subordinated Convertible Notes due June 1, 2010 (the Series A Notes) and Series B Subordinated Convertible Notes due June 1, 2010 (the Series B Notes and, together with the Series A Notes, the Notes), in the aggregate principal amount of $60.0 million. The Notes were convertible into the Company's common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes were convertible into 8,933,000 shares and 4,860,103 shares, respectively, of the Company's common stock at any time after the first anniversary of the issuance thereof. The Notes were to become due in five years from the issue date, if not prepaid or converted prior to such date. The Company had the right, and had covenanted to use its best efforts, to redeem the Notes at 105% of the aggregate principal amount, plus all accrued and unpaid interest due and payable thereunder, at any time prior to the first anniversary of issuance. On June 2, 2005, RC Aviation also received a warrant to purchase shares of the Company's newly designated Series E Preferred Stock of the Company. In July 2005, such warrant was automatically exchanged, upon the occurrence of certain events (including stockholder approval), for a warrant to purchase up to 10% of the fully-diluted shares of the Company's common stock (6,855,685 shares) at an exercise price of $7.20 per share (the Common Stock Warrant). In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of Common Stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Debt and Common Stock Warrant (Continued)

        At issuance, the Notes were convertible into common stock of the Company at a price per share that was lower than the closing share price of the Company's common stock as of the date, which difference constituted a beneficial conversion feature. In accordance with EITF Consensus 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" (EITF 98-5), the intrinsic value of the beneficial conversion feature as of June 1, 2005 of $27.8 million was recorded as and is included in capital in excess of par value in the consolidated balance sheet as of December 31, 2005. The fair value of the Common Stock Warrant of $13.5 million was also recorded to capital in excess of par value. As a result of the amounts ascribed to the beneficial conversion feature and the Common Stock Warrant, the Notes were recorded at a substantial discount, which was amortized using the effective interest rate method to interest expense over the stated lives of the Notes. The initial carrying value of the Notes was $18.7 million and the initial effective interest rate on the Notes was 33.5%.

        During the fourth quarter of 2005, the Company repurchased $7.7 million in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock Warrant. The Company recognized losses of $4.2 million as a result of these repurchases. These losses are included in losses due to redemption, prepayment, extinguishment and modification of long-term debt in the consolidated statement of operations for the year ended December 31, 2005.

        On April 21, 2006, the Company redeemed all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. The Company incurred a $28.0 million nonoperating loss on the redemption of the Notes due principally to the accelerated amortization of the remaining discount associated with the Notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company's common stock issued to the former holders of these Notes remain outstanding under their original terms until June 1, 2010.

  Term A and B Credit Facilities

        On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the lenders (the Term A Credit Facility). Indebtedness under the Term A Credit Facility is secured by substantially all Hawaiian's tangible and certain of its intangible assets. Upon inception, the Term A Credit Facility provided Hawaiian with a variable interest rate $50.0 million senior secured credit facility comprised of: (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula based on certain of Hawaiian's eligible assets (as defined in the agreement), with $15.0 million sub-limits for letters of credit and $5.0 million in swing loans; and (ii) a three-year $25.0 million term loan. Indebtedness under the Term A Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the Wells Fargo Bank N.A. published prime rate plus 150 basis points, and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus 400 basis points, subject to certain adjustments as defined in the Term A Credit Facility. However, at no time during the term of the Term A Credit Facility will the interest rate be less than 5.0% per annum.

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

6. Debt and Common Stock Warrant (Continued)

$25.0 million term loan at an interest rate of 10.0% per annum, with interest payable quarterly in arrears.

        On March 13, 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the Term A and Term B Credit Facilities to cumulatively increase the facilities by $91.3 million. Proceeds from the additional borrowings were used to redeem the Notes and fund a portion of the purchase price and modification costs of four used Boeing 767-300 aircraft acquired by the Company during the first quarter of 2006. The amendment of the Term A Credit Facility was accounted for as a modification, and the Company expensed $1.4 million of legal and other professional fees paid to third parties in connection with amending that facility. The amendment of the Term B Credit Facility was accounted for as an extinguishment, and the Company incurred a nonoperating loss of $1.7 million in connection with amending that facility. The cumulative $3.1 million of losses related to these transactions was recorded in losses due to redemption, prepayment, extinguishment and modification of long-term debt in the consolidated statement of operations for the year ended December 31, 2006. In connection with the amendment of the Term B Credit Facility, the Company also issued warrants to the Term B Credit Facility lenders and another party to acquire 4,050,000 shares of its common stock (the Term B Warrants).

        The Company determined the fair value of the Term B Warrants utilizing Black-Scholes-Merton option-pricing models. The option-pricing models used in the valuation of the Term B Warrants included the following assumptions: a risk-free interest rate based on the U.S. Treasury yield curve in effect for the expected three-year life of the Term B Warrants; a dividend yield of zero; and a stock volatility factor based on a peer comparison group for a period of time approximating the three-year term of the Term B Warrants, which resulted in an expected volatility of 47%. The resulting $6.3 million warrant fair value was accounted as additional paid in capital and a discount to the Term B Credit Facility amortized using the effective interest rate method to interest expense over the life of the note.

        On July 11, 2006, Hawaiian made a $10.0 million prepayment of the 9.0% non-amortizing term loan outstanding under the amended Term B Credit Facility. This prepayment resulted in a $1.0 million nonoperating loss due principally to the accelerated amortization of a portion of the debt discount associated with the Term B Credit Facility when it was amended in March 2006. Additionally, Term B Warrants to acquire approximately 500,000 shares of the Company's common stock expired pursuant to their terms on July 11, 2006. The remaining Term B Warrants to acquire approximately 3.55 million shares of the Company's common stock are exercisable for a period of three years from the date of issuance, have an exercise price of $5.00 per share, and contain a feature whereby the Company can force the exercise of the Term B Warrants at anytime after the closing price of the Company's common stock is at or above $9.00 per share for 30 consecutive calendar days.

        As of December 31, 2007, the Term A Credit Facility consisted of a $45 million, 9.42% variable interest rate amortizing term loan due December 10, 2010 and a $25 million revolving line of credit under which Hawaiian had issued approximately $4.8 million in letters of credit as of December 31, 2007. The Term B Credit Facility consisted of a $62.5 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011. The remaining debt discount on the Term B Credit Facility at December 31, 2007 of $3.8 million is being amortized using the effective interest method (at approximately 11.3%) through March 2011. The terms of the Term A and Term B Credit Facilities restrict the Company's ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Debt and Common Stock Warrant (Continued)

of all or substantially all of the Company's assets. The terms of the Term A and Term B Credit Facilities also restrict the ability of Hawaiian to make dividends or advances to the Company. The Term A and Term B Credit Facilities include customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants. The Company was in compliance with the covenants of these facilities as of December 31, 2007.

  Other notes payable

        In December 2006, Hawaiian, as borrower, entered into three loan agreements to finance the purchase of three Boeing 767-300ER aircraft, previously leased from AWAS. Each of the loans provided Hawaiian with $42 million, for a total of $126 million. The loans are secured by the three aircraft and related property (engines, records, warranties, etc.), and bear interest at a per annum rate equal to the one-month LIBOR rate plus 337 basis points. Principal and interest payments are due monthly, with a balloon payment equal to 41.4% of the original principal amount of the loan due upon maturity in December 2013.

        In May 2005, Hawaiian issued two, 5.00% unsecured notes payable to the Internal Revenue Service (IRS) totaling $29.5 million for the settlement of certain pre-petition and administrative tax claims (see Note 8). The notes were subsequently discounted by approximately $2.4 million after adjustment to their fair values at June 2, 2005. As of December 31, 2007 and 2006, the unamortized carrying values of the notes were approximately $17.4 million and $21.6 million, respectively. As of December 31, 2007 and 2006, the unamortized discounts were $0.9 million and $1.4 million, respectively.

        The maturities of long-term debt over the next five years as of December 31, 2007 were as follows (in thousands):

2008	$23,905
2009	24,907
2010	41,050
2011	76,914
2012	12,640
Thereafter	65,113

244,529
Less current maturities	23,905

Long-term debt	$220,624

        Interest payments were $22.4 million and $12.3 million in 2007 and 2006, respectively.

7. Leases

        The Company leases aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term, as defined, or the useful life of the asset. In December 2006, Hawaiian purchased three of the seven Boeing 767 aircraft previously leased

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Leases (Continued)

from AWAS, and modified the leases on the remaining four Boeing 767 aircraft. The amended aircraft leases removed a provision of the previous agreements that allowed AWAS to exercise early termination options beginning in 2007, shortened the term of the leases and modified the monthly rent due under the lease agreements. Concurrent with the aircraft transactions, the Company and AWAS also amended the leases for three spare engines. Other operating expense includes a net expense of $2.7 million to write-off lease-related intangible assets and unfavorable lease liabilities related to the terminated and modified leases. In addition, solely a result of the reductions in the lease terms of the spare engines, the Company expensed $0.9 million of maintenance deposits that the Company had previously determined to be recoverable through future maintenance activities, and began expensing certain maintenance deposits as they become due, as it is no longer probable that those deposits will be recoverable through future maintenance activities prior to the end of the lease.

        As of December 31, 2007, the Company had 11 Boeing 767-300ER aircraft and 11 Boeing 717-200 aircraft under operating leases with remaining basic lease terms ranging from approximately two years to 14 years. Under these lease agreements, Hawaiian is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by Hawaiian to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once Hawaiian successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

        As of December 31, 2007, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows (in thousands):

		Operating Leases
	Capital Leases
		Aircraft (*)	Other
2008	$227	$90,886	$3,705
2009	120	85,911	3,581
2010	102	64,355	3,073
2011	102	63,297	3,073
2012	102	51,657	3,073
Thereafter	433	328,701	11,840

	1,086	$684,807	$28,345

Less amounts representing interest	294

Present value of minimum capital lease payments	$792

    (*)
    Includes rentals due under operating leases for spare aircraft engines and certain aircraft parts, which corresponding expenses are classified as aircraft rent at the accompanying consolidated statements of operations.

        Certain of Hawaiian's lease agreements contain customary prohibitive and restrictive covenants similar to the Company's borrowings.

        Rent expense was $113.5 million, $125.1 million and $71.8 million, respectively, during the years ended December 31, 2007, 2006 and 2005 (during the period in which the Company consolidated Hawaiian).

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

        The components of the income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Current
Federal	$(8,311)	$(517)	$(2,036)
State	(811)	54	11

	(9,122)	(463)	(2,025)

Deferred
Federal	$—	$—	$20,429
State	—	—	4,436

	—	—	24,865

Income tax expense (benefit)	$(9,122)	$(463)	$22,840

        There were no payments made for federal and state income taxes for the year ended December 31, 2007. Cash payments for federal and state income taxes were $17.7 million during the year ended December 31, 2006.

        The reconciliation of income tax expense (benefit) computed at the United States federal statutory tax rates to income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Income tax expense (benefit) at the U.S. statutory rate	$(725)	$(14,354)	$3,665
State income taxes, net of federal income tax	(1,048)	(493)	1,145
Change in deferred tax valuation allowance	(7,607)	3,005	14,075
Non-deductible convertible debt expense	—	10,472	1,297
Non-deductible reorganization costs	—	—	538
Other	258	907	2,120

Income tax expense (benefit)	$(9,122)	$(463)	$22,840

        In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 9. The total increase (decrease) in the valuation allowance was $(19.5) million, $(30.0) million and $114.0 million in 2007, 2006 and 2005, respectively. During 2007, the valuation allowance also increased $4.3 million as a result of a purchase accounting adjustment, primarily increasing our pilots' disability plan liability. This increased deferred tax assets by $4.3 million and correspondingly increased the valuation allowance by the same amount.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006
Deferred tax assets:
Accumulated pension and other postretirement benefits	$36,127	$50,445
Leases	45,629	50,942
Air traffic liability	28,272	26,835
Net operating loss carryforwards	5,667	2,365
Tax credit carryforwards	1,740	—
Other	13,566	13,835

Total gross deferred tax assets	131,001	144,422
Less valuation allowance on deferred tax assets	(66,437)	(86,006)

Net deferred tax assets	64,564	58,416

Deferred tax liabilities:
Intangible assets	$(47,041)	$(53,858)
Plant and equipment, principally accelerated depreciation	(17,523)	(4,558)

Total deferred tax liabilities	(64,564)	(58,416)

Net deferred taxes	$—	$—

        The Company's effective tax rates differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance for deferred tax assets, the non-deductibility of certain expenses, and state income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company's deferred tax assets will not be realized. The ultimate realization of the Company's deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss (NOL) carryforwards prior to expiration. Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (IRC Section 382). IRC Section 382 places an annual limitation on the amount of taxable income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 2007, the Company had total NOL carryforwards of approximately $13.0 million available to offset future taxable income. If not used to offset future taxable income, $8.4 million of the NOLs related to the Section 382 limitation will expire between the years 2008 and 2009 and utilization of these NOLs may result in a reduction in goodwill. Additionally, if not used to offset future taxable income, the $4.6 million of NOLs will expire by the end of 2027.

        In October 2006, the Internal Revenue Service (IRS) issued a Revenue Agent's Report summarizing the income tax examination changes for tax year 2003. Most issues related to the examination of Hawaiian's 2003 federal income tax return have been resolved and agreed upon.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

Examination issues for 2003 that have not been resolved and agreed upon are currently being reviewed by the Appeals Office of the IRS.

        The State of Hawaii Department of Taxation is currently in the process of examining Hawaiian's general excise tax returns for 2002 through 2005, in addition to the Hawaii capital goods excise tax credit claimed on the 2002 through 2004 income tax returns. Hawaiian cannot currently determine the impact of any potential assessments resulting from these examinations on its future financial position, results of operations and liquidity. Any additional taxes paid by the Company related to any periods prior to the effective date of Hawaiian's plan of reorganization will result in a corresponding increase in goodwill; conversely, a reduction in the Company's income tax liability resulting from the State of Hawaii examination will result in a decrease to goodwill.

        The Company adopted the Financial Accounting Standards Board's Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48") effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.

        Upon adoption of FIN 48, the Company's existing tax liability was adequate for purposes of its unrecognized tax benefits of $6.7 million; as such, no incremental entry to retained earnings was necessary. In future periods, the Company may be required to adjust its liability as these matters are finalized, which could increase or decrease our income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. Of the Company's total unrecognized tax benefits, approximately $5.3 million would favorably affect its effective income tax rate if recognized in future periods. While the Company expects that the amount of its unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

        The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)
Balance at January 1, 2007	$6,710
Increases related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2007	$6,710

        The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its Consolidated Statement of Operations. As of January 1, 2007, the Company had liabilities of approximately $0.3 million for interest accrued related to the unrecognized tax benefits. The amount of interest recognized in its income statement was $0.6 million for the year ended December 31, 2007.

9. Benefit Plans

  Defined Benefit Plans

        Hawaiian sponsors three defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Benefit Plans (Continued)

personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen effective October 1, 1993. In accordance with the new collective bargaining agreement that Hawaiian's pilots executed in January 2007, effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen and Hawaiian will begin to make contributions in 2008 and beyond to an alternate defined contribution retirement program for pilots. All of the pilots' existing accrued benefits under their defined benefit plan at the date of the freeze were preserved, but there will be no further benefit accruals after the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian's pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach age 60 while working for Hawaiian. Employees in Hawaiian's non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

        During 2006, the Company determined that its pension obligation as of June 2, 2005, the date of Hawaiian's emergence from bankruptcy, was overstated by $13.3 million. The impact of this error was to overstate goodwill and the pension obligation as of June 2, 2005 by approximately $13.3 million. In addition, pension expense was understated by $1.1 million for 2005 and $0.8 million of assumption changes were not reflected in the pension obligation balance as of December 31, 2005. Because the impact of the error was not material to the Company's financial statement for either the current or prior year, the Company has corrected its accounting for the pension obligation during the year ended December 31, 2006.

        Effective June 1, 2005, the Company established a separate plan to administer the pilots disability benefits previously covered under the Retirement Plan for Pilots of Hawaiian Airlines, Inc. The Company initially accounted for the separate plan as a defined contribution plan because the Company's contributions to the plan are limited to an amount specified in the pilots' disability plan. During 2007, the Company determined that the pilots disability benefits should be accounted for as a defined benefit plan in accordance with Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" since the plan does not include individual participant accounts. As a result, the Company determined that its accumulated postemployment benefit liability and goodwill were understated by $9.3 million. The impact to employee benefits expense was not material for all periods. Because the impact of the error was not material to the Company's financial statement for either the current or prior periods, the Company has corrected its accounting for the disability benefit obligation during 2007.

        On September 29, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an Amendment of FASB Statements No. 87, 88, 106 and 132R)" (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Also, under SFAS 158, gains and losses and prior service costs and credits under Statements No. 87 and No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of income tax effects, until they are recognized as a component of net periodic benefit expense. SFAS 158 does not change the amount of net periodic benefit expense recognized in the results of operations. The adoption of SFAS 158 at December 31, 2006 resulted in a decrease to

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Benefit Plans (Continued)

accumulated pension and other postretirement benefit obligations and an increase to shareholders' equity (deficiency) of approximately $56.7 million.

        The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the accompanying balance sheets as of December 31, 2007 and 2006 (in thousands):

	2007		2006
Change in benefit obligation
	Pension	Other	Pension	Other
Benefit obligation, beginning of period	$327,436	$54,970	$330,860	$56,717
Service cost	6,998	3,062	7,400	2,310
Interest cost	18,731	4,162	17,886	2,976
Actuarial gains and losses	(37,982)	(10,857)	(2,468)	(5,711)
Assumption changes	—	—	—	—
Benefits paid	(16,190)	(1,620)	(14,945)	(1,349)
less: federal subsidy on benefits paid	N/A	30	N/A	27
Adjustment(a)(b)	—	14,612	(11,297)	—

Benefit obligation at end of year(c)	$298,993	$64,359	$327,436	$54,970

Change in plan assets
Fair value of assets, beginning of period	$253,429	$—	$219,897	$—
Actual return on plan assets	16,171	244	37,537	—
Employer contribution	10,211	2,982	10,940	1,349
Benefits paid	(16,190)	(1,620)	(14,945)	(1,349)
Fair value of disability plan assets(a)	—	2,372	—	—

Fair value of assets at end of year	$263,621	$3,978	$253,429	$—

Funded status
Fair value of plan assets	$263,621	$3,978	$253,429	$—
Benefit obligations	298,993	64,359	327,436	54,970

Funded status—underfunded	(35,372)	(60,381)	(74,007)	(54,970)

Amount recognized, end of year	$(35,372)	$(60,381)	$(74,007)	$(54,970)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(12)	$(1,720)	(12)	(1,686)
Noncurrent benefit liability	(35,360)	(58,661)	(73,995)	(53,284)

	$(35,372)	$(60,381)	$(74,007)	$(54,970)

(a)
The 2007 adjustment to other benefits represents the obligation related to the disability plan that was recorded in 2007 in order to account for the disability plan as a defined benefit plan.

(b)
See discussion of the 2006 actuarial valuation adjustment above.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Benefit Plans (Continued)

(c)
The accumulated pension benefit obligation as of December 31, 2007 and 2006 was $293.3 million and $320.4 million, respectively.

        The following actuarial assumptions were used to determine our benefit obligation at December 31:

	Pension		Postretirement		Disability
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
	2007	2006	2007	2006	2007	2006
Discount rate to determine net periodic benefit expense	5.86%	5.50%	5.90%	5.00%	5.74%	N/A
Discount rate to determine projected benefit obligation	6.16%	5.86%	6.25%	5.90%	6.05%	N/A
Expected return on plan assets	7.90%	7.90%	N/A	N/A	7.50%	N/A
Rate of compensation increase	Various *	Various **	N/A	N/A	Various ***	N/A

*
Differs for each pilot. For pilots age 50 and older at July 1, 2005, expected earnings at age 60 of $170,000 (in 2006 dollars) with 1.0% per year indexing; 1% salary increases after age 60 for 2007. Expected earnings at age 60 of $168,000 (in 2005 dollars) with 1.0% per year indexing for 2005. For pilots under age 50 at July 1, 2005, salary increases reflect negotiated pay increases and changes in seat position and fleet aircraft indexed 1.0% through December 31, 2007; no future salary increases after 2007.

**
Differs for each pilot. For pilots age 50 and older at July 1, 2005, amount needed to bring pilot's final pay to $168,000 in 2005 dollars, indexed 1.0% per year after 2005, compensation was assumed to increase according to negotiated pay increases, and changes in pay grades, aircraft and seat position, until December 31, 2007, indexed at 1.0% per year. The rate of compensation is not applicable to the frozen plans.

**
Differs for each pilot. For pilots age 50 and older at July 1, 2005, expected earnings at age 60 of $170,000 (in 2006 dollars) with 1.0% per year indexing. For pilots under age 50 at July 1, 2005, 4.0% salary increase.

        During 2007, the Company recorded a $39.7 million actuarial gain as a decrease to the recognized obligation with an offset to accumulated other comprehensive income. This actuarial gain is included above and primarily resulted from Congress' passage of a law in December 2007 to increase the mandatory retirement age for U.S. commercial airline pilots from 60 to 65, effective immediately. Therefore, based on the Company's assumption that some of its pilots will work past age 60, the Company's projected future pension and postretirement benefit obligation decreased.

        Included in accumulated other comprehensive income (loss) are net actuarial gains of $81.4 million and $49.4 million as of December 31, 2007 and 2006, respectively, related to the Company's defined benefit pension obligation and $15.1 million and $7.4 million as of December 31, 2007 and 2006, respectively, related to the Company's other postretirement benefit obligations. The Company estimates that it will amortize $3.7 million and $0.9 million of actuarial gains related to its defined benefit pension and other postretirement benefit plans, respectively, during 2008.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Benefit Plans (Continued)

        At December 31, 2006, the health care cost trend rate was assumed to be 9.0% for 2007 and decrease gradually to 5.0% in 2014. At December 31, 2007, the health care cost trend rate was assumed to be 8.0% for 2008 and decrease gradually to 5.0% in 2014. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$976	$(789)
Effect on postretirement benefit obligation	7,952	(6,509)

        Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Hawaiian's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The actual asset allocation percentages by category as of December 31, 2007 and 2006, the target allocation of assets by category, and the expected long-term rate of return by category are as follows:

	Asset Allocation
	As of December 31
				Expected Long-Term Rate of Return
	2007	2006	Target
U.S. equities	25.9%	25.6%	27.5%	9.6%
Fixed income	35.5%	32.9%	35.0%	4.7%
International equities	29.1%	31.3%	27.5%	10.8%
Other	9.5%	10.2%	10.0%	6.7%

	100.0%	100.0%	100.0%

        The Company made scheduled contributions of $11.6 million and $13.1 million in 2007 and 2006, respectively. Based on current legislation and current assumptions, the Company anticipates contributing $5.7 million to Hawaiian's defined benefit pension plans during 2008. The Company projects that Hawaiian's pension plans and other post retirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in thousands):

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
2008	15,720	2,253	(35)
2009	16,011	2,715	(43)
2010	16,455	3,191	(49)
2011	16,989	3,545	(56)
2012	17,871	3,900	(66)
2013 through 2017	105,477	23,357	(505)

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Benefit Plans (Continued)

        The following table sets forth the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 (during those periods in which the Company consolidated Hawaiian). (in thousands).

	2007		2006		2005(*)
Components of Net Periodic Benefit Cost
	Pension	Other	Pension	Other	Pension	Other
Service cost	$6,998	$3,062	$7,400	$2,310	$3,283	$1,781
Interest cost	18,731	4,162	17,886	2,976	9,996	1,619
Expected return on plan assets	(19,982)	(276)	(17,176)	—	(9,342)	—
Recognized net actuarial (gain) loss	(2,112)	(83)	(2)	(100)	—	—
Actuarial valuation adjustment(a)	—	—	1,141	—	—	—

Net periodic benefit cost	$3,635	$6,865	$9,249	$5,186	$3,937	$3,400

(*)
Only represents the period (June 2, 2005 to December 31, 2005) during which Hawaiian was consolidated by the Company.

(a)
See discussion of the actuarial valuation adjustment above.

  Defined Contribution Plans

        Hawaiian also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Participating employer cash contributions were not required under the terms of the pilots' plan, but are required effective January 1, 2008, in conjunction with the freeze of the pilots' defined benefit plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $2.6 million and $2.5 million in 2007 and 2006, respectively. Hawaiian is also required to contribute a minimum of 5.04%, up to a maximum of 9.04%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $4.7 million in 2007 and 2006.

10. Capital Stock, Stock Compensation and Stock Option Plans

  Common Stock

        The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share. During 2006 and 2007, the Company distributed a total of 1.5 million shares to its employees pursuant to the Hawaiian Airlines, Inc. Stock Bonus Plan (Stock Bonus Plan).

        No dividends were paid by the Company during the years ended December 31, 2005, 2006 and 2007. Restrictions in the Term A and Term B Credit Facility and certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

  Special Preferred Stock

        The IAM, Association of Flight Attendants (AFA), and ALPA each hold one share of Special Preferred Stock, which entitles each union to nominate one director to the Company's board of directors. In addition, each series of the Special Preferred Stock, unless otherwise specified: (i) ranks

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

senior to the Company's common stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights unless a dividend is declared and paid on the Company's common stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the common stock; (iii) is entitled to one vote per share of such series and votes with the common stock as a single class on all matters submitted to holders of the Company's common stock; (iv) automatically converts into the Company's common stock on a 1:1 basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements.

  Share Based Compensation

        The Company has a stock compensation plan for its officers and non-employee directors. As discussed above, the Company also had a stock bonus plan, for which all of the stock was distributed to the Company's eligible employees in 2006 and 2007. and a stock bonus plan for all of its other employees. Effective January 1, 2006, the Company adopted SFAS 123R to account for grants and awards made under these plans. SFAS 123R superseded APB 25 and replaces SFAS 123. Prior to its adoption of SFAS 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition, or the fair value at the measurement date (usually the grant date) for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

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

        Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized stock-compensation expense were reported as operating cash flows. Under SFAS 123R, such excess tax benefits are reported as financing cash flows. Although total cash flow remains unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS 123R. For the year ended December 31, 2006, there were excess tax benefits of $0.2 million, which are classified as financing cash flows at the accompanying consolidated condensed statement of cash flows. The excess tax benefits for the year ended December 31, 2007 were not significant.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

        For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, the Company adopted the modified prospective transition method permitted by SFAS 123R. Under this method, the Company accounts for such unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the statement of operations using the grant-date fair values previously calculated for the SFAS 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006.

        Total share-based compensation expense recognized by the Company under SFAS 123R was $2.2 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2006, the year that SFAS 123R was adopted, share based compensation expense was $2.0 million (or $0.04 per basic and diluted net loss per common stock share) more than what share-based compensation expense would have been under the previous accounting under APB 25 for that period in 2006. As of December 31, 2007, $5.7 million of compensation expense related to unvested stock options (inclusive of $0.3 million for stock options granted to non-employee directors) and other awards attributable to future performance had not yet been recognized, which related expense will be recognized over a weighted average period of approximately two years.

        The following table illustrates the pro forma effects on net loss for the year ended December 31, 2005 as if the Company had accounted for the grants of employee stock options using the fair value method prescribed by SFAS 123. The fair values for the stock options were estimated at the dates the options were granted using the Black-Scholes-Merton option pricing model (in thousands, except per share data).

Year Ended December 31, 2005
Net loss—as reported	$(12,366)
Add: stock-based employee compensation included in reported net loss, net of tax	2,636
Less: stock-based employee compensation expense determined under the fair value method for all grants, net of tax	3,303

Pro forma net loss	$(13,033)

Basic and diluted loss per share
As reported	$(0.31)

Pro forma	$(0.33)

  Stock Incentive Plan

        On July 7, 2005, the Company's shareholders approved the Company's 2005 Stock Incentive Plan (the Plan), which superseded the Company's 1996 Stock Incentive Plan and 1996 Nonemployee Director Stock Option Plan (the Prior Plans), which would have expired under their terms in 2006. The Plan allows for the issuance of eight million shares of common stock, which includes approximately 1.1 million shares to be rolled over from the Company's Prior Plans and approximately 6.9 million additional shares of common stock. The Plan authorizes the Compensation Committee of the Company's Board of Directors (the Compensation Committee) to grant to participants: (i) options to

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

purchase common stock, which may be in the form of non-statutory stock options or, if granted to employees, Incentive Stock Options; (ii) stock appreciation rights; (iii) deferred stock units; (iv) restricted common stock with such restriction periods, restrictions or transferability, and performance goals as the Compensation Committee may designate at the time of the grant; (v) cash payments that may be granted separately or as a supplement to any stock-based award; (vi) dividend rights to participants, which entitles a participant to receive the dividends on common stock to which the participant would be entitled if the participant owned the number of shares of common stock represented by the dividend rights; and (vii) other stock-based awards as deemed by the Compensation Committee to be consistent with the purposes of the Plan. The Plan also authorizes the Governance and Nominating Committee of the Company's Board of Directors to grant and administer director options. The term of each award will be determined by the Compensation Committee at the time each award is granted, provided that the terms of options, stock appreciation rights and dividend rights may not exceed ten years.

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

  Stock Options

        Options granted under the Plan generally have exercise prices equal to the fair value of the Company's common stock at the grant date, generally vest and become fully exercisable over periods ranging from two to four years and have terms ranging from five to ten years. For grants that are subject to graded vesting over the service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.

        The Company estimates the fair values of its options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. The Company uses a dividend yield of zero as it never has paid nor intends to pay dividends on its common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the "simplified" method prescribed in the SEC's Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity's common stock. Due to Hawaiian's bankruptcy and the thin liquidity of the Company's common stock during the period that it was in bankruptcy, the Company believes that the historic volatility of its common stock during that period is not a reliable indicator of future volatility. Accordingly, the Company has used a blended stock volatility factor based on its stock volatility for the period post-emergence from bankruptcy as well as the stock volatility

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

factor of a peer comparison group, which cumulatively cover a period of time equivalent to the estimated lives of its stock options. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Year ended December 31,
	2007	2006	2005
Weighted average fair value per share for options granted	$2.25	$2.12	$2.81
Stock options granted during the year	603,000	439,886	1,996,498
Assumptions:
Weighted average volatility for options granted	51.40%	44.48%	57.91%
Weighted average risk-free rate for options granted	4.08%	4.71%	4.19%
Weighted average expected life rate for options granted	5.4	6.3	6.9
Expected dividend yield	0.00%	0.00%	0.00%

        Stock option activity during the year ended December 31, 2007 is summarized in the following table:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2006	2,895,848	$4.27
Granted during the period	603,000	$4.62
Exercised during the period	(40,000)	$2.76
Forfeited during the period	(262,416)	$4.63

Outstanding at December 31, 2007	3,196,432	$4.27	7.7	$2,727

Exercisable at December 31, 2007	1,719,022	$4.01	7.2	$1,872

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

        The following tables are based on selected ranges of exercise prices for the Company's outstanding and exercisable stock options as of December 31, 2007.

Options Outstanding
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$2.10 - $2.90	278,000	$2.30	4.8
$3.05 - $3.92	781,000	$3.60	8.4
$4.25 - $5.00	2,074,432	$4.72	7.7
$6.00 - $6.20	63,000	$6.17	9.1

$2.10 - $6.20	3,196,432	$4.27	7.7

Options Exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$2.10 - $2.90	278,000	$2.30	4.8
$3.05 - $3.85	441,671	$3.55	7.4
$4.25 - $5.00	999,351	$4.69	7.6

$2.10 - $5.00	1,719,022	$4.01	7.2

        The total intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised was $0.1 million, $0.4 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

  Restricted Stock

        During 2007, 225,000 units of restricted stock were granted pursuant to the Company's 2005 Stock Incentive Plan. These restricted stock awards vest over a three-year period and will only be awarded if the Company's stock price is equal to or exceeds $6.50 over any 20-day consecutive period during such year. The fair value of these awards were calculated as $1.0 million using Monte Carlo simulations with the following assumptions: expected volatility of 58.1%, risk-free interest rate of 3.32%, expected life of 3.5 years and expected dividend yield of zero. As of December 31, 2007, none of the restricted stock was vested.

  Deferred Stock Units

        During 2007, the Company also awarded 550,000 deferred stock units pursuant to the Company's 2005 Stock Incentive Plan. These deferred stock units will vest over a three-year period and has a grant date fair value of $5.14 per unit based on the Company's share price on the measurement date. The compensation expense for the deferred stock units was not significant for 2007 since they were granted late in the year.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

  Stock Bonus Plan

        Under the Stock Bonus Plan, which became effective June 2, 2005, Hawaiian's eligible employees were granted 1.5 million shares of the Company's common stock, which were to be distributed in three separate tranches. Each eligible full time employee received 100 shares deposited in their 401(k) account (part-time eligible employees received 50 shares), subject to applicable legal limitations, as soon as practicable after June 2, 2005 (actual distribution was made on February 14, 2006) (Tranche 1). Remaining shares were distributed in two equal distributions on May 1, 2006 (Tranche 2) and May 1, 2007 (Tranche 3). The allocation of the 2006 and 2007 distributions were based on the employee's pro rata share of W-2 wages for the tax year preceding the year of each distribution.

        Tranche 1 and 2 consisted of approximately 275,000 shares and 608,000 shares, respectively, and were fully expensed in 2005. The measurement dates of these two tranches were determined in accordance with APB 25. The remaining 617,000 shares were distributed on May 1, 2007. The measurement date of this tranche was determined in accordance with SFAS 123R and was expensed over the 16-month period from January 2006 through May 2007. The Company recognized approximately $0.9 million, $2.6 million and $4.0 million of compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, related to the Stock Bonus Plan.

11. Commitments and Contingent Liabilities

  Commitments

        As of December 31, 2007, the Company had firm commitments with Airbus for six A330-200 aircraft and six A350XWB-800 aircraft scheduled for delivery from 2012 through 2020. Future payments, including the estimated amount for price escalations in the next five years approximate $10 million in 2008, $13 million in 2010, $99 million in 2011 and $178 million in 2012.

        As of December 31, 2007, the Company also has commitments with third-party contractors for reservations, information technology and accounting services. The estimated amounts of these commitments for the next five years are $8 million for each of the years 2008 through 2011 and $5 million for 2012. These amounts are estimated at the current service levels and include estimated price escalations.

  Litigation and Contingencies

        The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company's financial statements except as noted below.

        As previously disclosed, Hawaiian filed suit in the United States Bankruptcy Court for the District of Hawaii against Mesa in February 2006. The suit alleged that Mesa misused confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian's efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On October 30, 2007, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest, its cost of litigation and reasonable attorney fees. In November 2007, Mesa filed a notice of appeal to this ruling, however, it was required to post a $90 million bond as security for the judgment and post judgment interest amount pending the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

outcome of the litigation. There can be no assurance that Hawaiian will prevail or that any damages or litigation costs will ultimately be recovered by Hawaiian. The recognition of any such amount will only occur when realized, likely upon collection of such amount.

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

  General Guarantees and Indemnifications

        The Company is the lessee under certain real estate leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to lessee's use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to real estate that it leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

  Credit Card Holdback

        Under Hawaiian's credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $38.7 million at December 31, 2007. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with Hawaiian's largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers. As of December 31, 2007, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

        In February 2008, after the Company began experiencing the auction rate failures as described in Note 5, the Company obtained a letter supplement to the Credit Card Agreement which enables the Company to continue to include the failed auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008, provided that the AAA rating from S&P assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their classification on our Consolidated Balance Sheet. The current rating of the security is AAA, which is comprised of an A+ rating for the issuer and a bond insurance supplement which increases the rating to AAA. Generally if the AAA rating from S&P is not maintained then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. The Company believes the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome. If the auction rate securities no longer qualified for inclusion in the calculation of the Unrestricted Cash Trigger and the Company did not take steps to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

12. Related Party Transactions

        RC Aviation, a principal stockholder of the Company, owned or beneficially owned approximately 6.5% of the Company's outstanding shares of common stock as of December 31, 2007. Prior to the effective date of the Joint Plan, RC Aviation purchased the lease claims of BCC and AWAS, and elected to receive cash equal to fifty percent of the claims and common stock equal to fifty percent of the claims. RC Aviation distributed, also prior to the effective date, the lease claims to its members who had funded the purchase price of those claims. In exchange for those claims, on the effective date of the Joint Plan, members of RC Aviation received $87.0 million and 14.1 million shares of the Company's common stock.

        On June 1, 2005, members of RC Aviation, as well as RC Aviation itself and its managing member, RC Aviation Management, LLC, purchased the aggregate $60 million of the Company's Series A Notes and Series B Notes, pursuant to the Restructuring Support Agreement, dated as of August 26, 2004, under which the Company and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian would have at least the minimum amount of cash required by the Joint Plan on the effective date of the Joint Plan. RC Aviation Management, LLC is the managing member of RC Aviation and its managing member is Lawrence S. Hershfield, the chairman of the Company's board of directors. A special committee of the Company's board of directors approved the terms of the Notes, as well as the Common Stock Warrant described in Note 6, and received fairness opinions in connection therewith. In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

        During the fourth quarter of 2005, the Company repurchased $7.7 million in principal amount of the Notes at their face amount, plus accrued interest, and corresponding portions of the Common Stock Warrant, from members of RC Aviation. The Company recognized losses of $4.2 million as a result of these repurchases. These losses are included in losses due to redemption, prepayment, extinguishment and modification of long-term debt and leases in the consolidated statement of

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Related Party Transactions (Continued)

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

        On May 3, 2006, following the effectiveness of the Company's registration statement, RC Aviation distributed the Common Stock Warrant. In addition, on May 8, 2006, RC Aviation distributed 6,848,948 shares of common stock to its members from the 10,000,000 shares of common stock acquired from AIP, LLC in June 2004. On June 2, 2006, RC Aviation distributed 1,486,346 shares of common stock to certain of its members. During December 2005, the Company made cash payments and grants of immediately vested stock options to Messrs. Hershfield and Jenson for consulting services provided to the Company during 2004 and 2005 for which they were not previously compensated. Mr. Hershfield was granted options to purchase 100,000 shares of common stock and a cash payment of $100,000; and Mr. Jenson was granted options to purchase 75,000 shares of common stock and a cash payment of $150,000. The Company recognized other operating expense of $0.4 million for these grants during the year ended December 31, 2005, which represented the fair value of the options on the date of grant. Additionally, the Company also authorized the payment of $10,000 per month to Mr. Hershfield, Mr. Jenson and/or their affiliates for continued consulting services to the Company.

        During 2005, Ranch Capital, LLC, an organization for which Messrs. Hershfield and Jenson serve as chief executive officer and managing director, respectively, paid approximately $52,000 on the Company's behalf for travel expenses for Messrs. Hershfield and Jenson. As of December 31, 2006, the Company had reimbursed Ranch Capital for all of those travel expenses.

        Mr. William S. Swelbar, one of our directors, is the former President and Managing Partner of Eclat Consulting, Inc. (Eclat). During 2005, 2006 and 2007, Eclat received consulting fees in the amount $0.5 million, $0.2 million and $0.2 million, respectively, from Hawaiian. The Company's business relationship with Eclat prior and subsequent to Mr. Swelbar joining our board of directors as the designee of the Association of Flight Attendants in 2005, involves members of the firm other than Mr. Swelbar.

13. Parent Company Only Financial Information

        In accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to provide condensed financial information of Hawaiian Holdings, Inc. as a result of restrictions in Hawaiian's debt agreements. Following is the condensed financial information of Hawaiian Holdings, Inc.,

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Parent Company Only Financial Information (Continued)

presented on a parent company only basis, as of and for the years ended December 31, 2007 and 2006 (in thousands):

Condensed Statements of Operations
Years ended December 31, 2007 and 2006

	Years ended December 31,
	2007	2006	2005(*)
Opearting expenses	$4,229	$8,864	$14,999

Operating loss	(4,229)	(8,864)	(14,999)
Nonoperating income (expense)	344	(29,763)	(8,329)

Loss before income taxes and undistributed earnings of Hawaiian Airlines, Inc. and Subsidiaries	(3,885)	(38,627)	(23,328)
Income tax benefit	1	3,032	4,246

Loss before undistributed earnings of subsidiaries	(3,884)	(35,595)	(19,082)
Undistributed net income (loss) of Hawaiian Airlines, Inc. and Subsidiaries	10,935	(4,952)	6,716

Net income (loss)	$7,051	$(40,547)	$(12,366)

(*)
Includes the deconsolidated results of operations of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through December 31, 2005.

Condensed Balance Sheets
December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$11,501	$10,959

Total	11,501	10,959
Investment in Hawaiian Airlines, Inc	62,720	6,144
Due from Hawaiian Airlines, Inc	59,593	67,355

Total assets	$133,814	$84,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$465	$591
Other	10	230

Total	475	821

Shareholders' equity	133,339	83,637

Total liabilities and shareholders' equity	$133,814	$84,458

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Parent Company Only Financial Information (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2007 and 2006

	Years ended December 31,
	2007	2006	2005(*)
Operating Activities:
Net income (loss)	$7,051	$(40,547)	$(12,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net income (loss) of Hawaiian Airlines, Inc. and Subsidiaries	(10,931)	4,952	(6,716)
Deferred income taxes	—	—	3,416
Loss on repurchase of subordinated convertible notes	—	28,032	4,223
Other operating activities, net	(356)	424	(1,408)

Net cash used in operating activities	(4,236)	(7,139)	(12,851)
Investing Activities:
Net payments from Hawaiian Airlines	4,645	62,435	26,684

Net cash provided by investing activities	4,645	62,435	26,684

Financing Activities:
Proceeds from exercises of stock options	110	951	1,212
Repurchases of subordinated convertible notes and warrants	—	(54,891)	(7,722)
Tax benefit from stock option exercise	23	191	—
Other	—	(80)	—

Net cash used in financing activities	133	(53,829)	(6,510)

Net increase in cash	542	1,467	7,323
Cash—Beginning of Period	10,959	9,492	2,169

Cash—End of period	$11,501	$10,959	$9,492

(*)
Includes the deconsolidated results of operations of Hawaiian Holdings, Inc. from January 1, 2005 through June 1, 2005, and the consolidated results of operations of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. from June 2, 2005 through December 31, 2005.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Financial Information (unaudited)

        Unaudited Quarterly Financial Information (in thousands, except for per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007:
Operating revenue	$215,191	$244,184	$272,507	$250,682
Operating income (loss)	(16,130)	(599)	25,552	(1,988)
Nonoperating income (loss)	(3,660)	(4,603)	(3,732)	3,090
Net income (loss)	(11,892)	(3,941)	19,577	3,307
Net income (loss) per common stock share:
Basic	(0.25)	(0.08)	0.41	0.07
Diluted	(0.25)	(0.08)	0.41	0.07
2006:
Operating revenue	$212,090	$224,494	$231,834	$219,629
Operating income (loss)	(4,594)	9,017	12,696	(16,613)
Nonoperating income (loss)	(7,514)	(31,087)	629	(3,544)
Net income (loss)	(12,292)	(26,384)	7,760	(9,631)
Net income (loss) per common stock share:
Basic	(0.26)	(0.56)	0.16	(0.20)
Diluted	(0.26)	(0.56)	0.16	(0.20)

        As discussed in Note 2, during the fourth quarter of 2006, the Company changed its classification of the non-travel portion of frequent flyer mileage sales to recognize these amounts as other operating revenue. Prior to 2006, these amounts were classified as a reduction in other operating expenses. The results of operations for all interim periods have been reclassified to conform to the current year presentation.

        As discussed in Note 2, during 2007 the Company determined that $2.7 million of net expense recorded during the fourth quarter of 2006 related to the write-off of lease-related intangible assets and unfavorable lease liabilities recorded upon Hawaiian's emergence from bankruptcy in June 2005 should be reflected as other operating expense instead of non-operating expense. This amount is reflected as other operating expense in the fourth quarter of 2006.

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

        As discussed in Note 9, during the fourth quarter of 2006, the Company determined that its pension obligation as of June 2, 2005, the date of Hawaiian's emergence from bankruptcy, was overstated and that pension expense in subsequent periods was understated. As a result, the Company recorded $3.1 million of additional pension expense during the fourth quarter, of which $1.1 million relates to 2005 and $2.0 million relates to the first three quarters of 2006, to correct the prior accounting for the pension obligation. The impact of the error was not material to any prior annual or interim period.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Financial Information (unaudited) (Continued)

        As discussed in Note 2, during the fourth quarter of 2007, the Company recorded a change in estimate related to its frequent flyer liability. The change in estimate includes, for the first time, an estimate of miles that will not be redeemed ("breakage") for miles valued at incremental cost. The impact of this adjustment was a favorable adjustment to operating income of approximately $5.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hawaiian Airlines, Inc.

        We have audited the accompanying statement of operations, shareholders' deficiency and comprehensive loss, and cash flows of Hawaiian Airlines, Inc. (Hawaiian) for the period January 1, 2005 through June 1, 2005. These financial statements are the responsibility of Hawaiian's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period January 1, 2005 through June 1, 2005, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Honolulu, Hawaii
March 17, 2006

Hawaiian Airlines, Inc. (Debtor)

Statement of Operations

Period January 1, 2005 through June 1, 2005
(in thousands)
Operating Revenue:
Passenger	$289,840
Charter	5,914
Cargo	11,770
Other	13,626

Total	321,150

Operating Expenses:
Wages and benefits	92,782
Aircraft fuel, including taxes and oil	69,786
Aircraft rent	43,868
Maintenance materials and repairs	24,015
Other rentals and landing fees	9,637
Depreciation and amortization	3,768
Sales commissions	2,578
Other	62,646

Total	309,080

Operating Income	12,070

Nonoperating Income (Expense):
Reorganization items, net	887
Interest expense	(465)
Other, net	3,374

Total	3,796

Income (Loss) Before Income Taxes	15,866
Income Tax Expense	18,572

Net Loss	$(2,706)

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)

Statements of Shareholders' Deficit and Comprehensive Loss

	Common Stock(*)	Preferred Stock(**)	Capital In Excess of Par Value	Notes Receivable from Common Stock Sales	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	(in thousands, except for share data)
Balance at December 31, 2004	278	—	60,084	(69)	(231,218)	(122,183)	(293,108)
Net loss	—	—	—	—	(2,706)	—	(2,706)
Minimum pension liability	—	—	—	—	—	(31,156)	(31,156)
Derivative financial instruments	—	—	—	—	—	5,211	5,211

Total comprehensive loss							(28,651)

Notes receivable from common stock sales	—	—	—	20	—	—	20

Balance at June 1, 2005	$278	$—	$60,084	$(49)	$(233,924)	$(148,128)	$(321,739)

(*)
Common Stock—$0.01 par value; 60,000,000 shares authorized.

(**)
Preferred Stock—$0.01 par value; 2,000,000 shares authorized.

See accompanying Notes to Financial Statements.

Hawaiian Airlines, Inc. (Debtor)

Statements of Cash Flows

Period January 1, 2005 through June 1, 2005
(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reorganization items, net	(887)
Depreciation and amortization of property and equipment	3,768
Deferred income taxes	245
Pension and postretirement benefit cost	9,824
Other operating activities, net	—
Changes in operating assets and liabilities:
Restricted cash	(9,546)
Accounts receivable	(12,315)
Spare parts and supplies	(2,384)
Prepaid expenses and other current assets	6,492
Accounts payable	(4,713)
Air traffic liability	36,932
Accrued liabilities	6,427
Other assets and liabilities, net	(5,857)

Net cash provided by operating activities before reorganization activities	25,280

Reorganization Activities:
Professional fees paid and other	(6,070)
Interest on accumulated cash balances	1,579

Net cash used in reorganization activities	(4,491)

Net cash provided by operating activities	20,789

Cash Flows From Investing Activities:
Additions to property and equipment	(12,978)

Net cash used in investing activities	(12,978)

Cash Flows From Financing Activities:
Proceeds on notes receivable from sales of common stock	20
Repayments of long-term debt and capital lease obligations	(302)

Net cash provided by (used in) financing activities	(282)

Net Increase in Cash and Cash Equivalents	7,529
Cash and Cash Equivalents—Beginning of Period	110,647

Cash and Cash Equivalents—End of Period	$118,176

See accompanying Notes to Financial Statements.

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

2. Chapter 11 Proceedings and Reorganization

        On March 21, 2003 (the Petition Date), Hawaiian filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Hawaii. Holdings did not file for relief under Chapter 11 of the Bankruptcy Code. On May 30, 2003, a bankruptcy trustee was selected to serve in connection with the Chapter 11 case and thereafter operated Hawaiian under the jurisdiction of the Bankruptcy Court and applicable provisions of the Bankruptcy Code until June 2, 2005, the effective date of Hawaiian's joint plan of reorganization and its emergence from bankruptcy.

        On March 11, 2005, the Company, together with the bankruptcy trustee, the unsecured creditors of Hawaiian, HHIC, and RC Aviation (which was then the largest stockholder), sponsored the Third Amended Joint Plan of Reorganization (the Joint Plan) to provide for Hawaiian's emergence from bankruptcy. The Joint Plan provided for payment in full of all allowed claims, including unsecured claims and provided for the merger of Hawaiian and HHIC as discussed in Note 1.

2. Chapter 11 Proceedings and Reorganization (Continued)

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
		Holders of equity interests in Hawaiian shall retain their interests in the reorganized Hawaiian, without modification or alteration by the Joint Plan. However, Holdings was required to issue new common stock to creditors of Hawaiian, which resulted in a dilution of the ownership interest of Holdings' common shareholders.

		Total	$63.0	$90.7	$87.0

        The Joint Plan was financed through the issuance of approximately 14.1 million shares of Holdings' common stock to the holders of aircraft lease related claims, a private placement by Holdings of $60.0 million in subordinated convertible notes, and the Senior Credit Facility and Term B Credit Facility of Hawaiian.

3. Summary of Significant Accounting Policies

  Basis of Presentation

        Hawaiian is a predecessor of Holdings, as defined in Rule 405 of Regulation C of the U.S. Securities and Exchange Commission (SEC). As a result, financial information of Hawaiian, prepared in accordance with Regulation S-X of the SEC, up until the point at which Hawaiian was reconsolidated by Holdings, is included in the accompanying financial statements and in the Annual Report on Form 10-K of Holdings for the year ended December 31, 2006. The accompanying financial statements, prepared as of and through June 1, 2005, do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities of Hawaiian resulting from and occurring subsequent to the consummation of Hawaiian's plan of reorganization on June 2, 2005.

        The accompanying financial statements are prepared in accordance with American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. SOP 90-7 requires that the financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, professional fees, realized gains and losses, and provisions for losses) directly associated with Hawaiian's reorganization and restructuring are reported separately as reorganization items in the statements of operations. The statements of financial position distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise are reported at amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

  Property and Equipment

        Owned property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Flight equipment	2 - 15 years, 15% residual value
Ground equipment	5 - 15 years, no residual value
Buildings	15 - 20 years, no residual value
Leasehold improvements	Shorter of lease term or useful life

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

3. Summary of Significant Accounting Policies (Continued)

  Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

        Hawaiian emerged from a previous Chapter 11 bankruptcy on September 12, 1994. Under fresh start reporting, the reorganization value of the entity was allocated to Hawaiian's assets and liabilities on a basis substantially consistent with the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of Hawaiian is reflected as reorganization value in excess of amounts allocable to identifiable assets (excess reorganization value) in the accompanying balance sheets. Excess reorganization value is not amortized but is instead subject to annual impairment tests. During the period January 1 through June 1, 2005, excess reorganization value was reduced by $0.2 million, representing the current year tax benefit of the utilization of net operating loss carryforwards arising prior to the previous Chapter 11 bankruptcy.

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

3. Summary of Significant Accounting Policies (Continued)

  Advertising Costs

        Hawaiian expenses advertising costs as incurred. Advertising expense was $4.6 million for the period January 1, 2005 through June 1, 2005.

  Stock Option Plans

        Hawaiian accounts for stock options issued by Hawaiian and by Holdings related to Hawaiian's participation in the stock-based compensation plans of Holdings in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants if at the date of the grant the exercise price of the stock option is at or above the fair market value of the underlying stock.

        Hawaiian has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". As required by SFAS 123, pro forma information regarding net loss has been determined as if Hawaiian had accounted for employee stock options and awards granted using the fair value method prescribed by SFAS 123. The following table illustrates the pro forma effect on net loss if Hawaiian had accounted for employee stock options and awards granted using the fair value method prescribed by SFAS 123 for the period January 1, 2005 to June 1, 2005, and for the year ended December 31, 2004. The fair values for the stock options were estimated at the dates the options were granted using a Black-Scholes-Merton option pricing model and the following assumptions: expected dividend yield of 0%; expected volatility of 55.0%; risk-free interest rates of between 3.97% to 5.27%; and expected lives of 10 years (in thousands).

Period January 1, 2005 through June 1, 2005
Net loss—as reported	$(2,706)
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	53

Pro forma net loss	$(2,759)

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

3. Summary of Significant Accounting Policies (Continued)

  Segment Information

        Substantially all of Hawaiian's flights either originate or end in Hawaii. The management of the associated operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one service, i.e., air transportation, management has concluded that it has only one segment.

4. Reorganization Items, net

        Reorganization items, net represents amounts incurred as a direct result of Hawaiian's Chapter 11 filing and are presented separately in the statements of operations. Reorganization items, net for the period January 1, 2005 through June 1, 2005 consisted of the following (in thousands):

Period January 1, 2005 through June 1, 2005
Deficiency claims and related charges (See Note 5)	$(5,418)
Professional fees	6,070
Interest on accumulated cash balances	(1,579)
Other	40

Total reorganization items, net	$(887)

5. Liabilities Subject to Compromise

        Included in the liabilities subject to compromise balance upon emergence from bankruptcy, was a claim for approximately $6.4 million from American Airlines (American) for unpaid pre-petition aircraft rent and maintenance charges. In January 2006, Hawaiian and American negotiated a settlement of this claim which was approved by the Bankruptcy Court in February 2006. On March 10, 2006, the settlement of this claim became final and irrevocable. The claim has been recorded at the settlement amount as of June 1, 2005. The difference of $4.9 million between the amount initially recorded for this claim and the settlement amount was credited to reorganization items, net, in the statement of operations for the period ended June 1, 2005.

6. Leases

        Hawaiian leases aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, sales offices, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, as defined in SFAS No. 13, "Accounting for Leases", the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Leasehold improvements are amortized over the shorter of the lease term, as defined, or the useful life of the asset. Hawaiian's leases do not include residual value guarantees.

7. Financial Instruments and Risk Management

  Fuel Risk Management

        Hawaiian has adopted a comprehensive fuel hedging program that provides it with flexibility of utilizing certain derivative financial instruments, such as heating oil future contracts and jet fuel

7. Financial Instruments and Risk Management (Continued)

forward contracts to manage market risks and hedge its financial exposure to fluctuations in its aircraft fuel costs. Heating oil future contracts and/or jet fuel forward contracts are utilized to hedge a portion of our anticipated aircraft fuel needs. Hawaiian does not hold or issue derivative financial instruments for trading purposes. The notional amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of exposure resulting from the use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments.

        During 2004, Hawaiian reinstated its fuel hedging program through the use of heating oil future contracts traded on the New York Mercantile Exchange (NYMEX) for approximately 40% to 45% of its estimated fuel consumption. Hawaiian's NYMEX heating oil contracts were liquidated in May 2005, and Hawaiian received cash proceeds of $3.8 million. The forward contracts had previously qualified as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133); as a result, the realized gain was deferred by Hawaiian as a component of other comprehensive income as of June 1, 2005.

        Hawaiian accounted for the heating oil future contracts as cash flow hedges. They were recorded at fair value with the offset to accumulated other comprehensive income (loss), net of applicable income taxes and hedge ineffectiveness, and recognized as a component of fuel expense when the underlying fuel being hedged was used. Hawaiian measured fair value of its derivatives based on quoted market prices. The ineffective portion of a change in the fair value of the forward contracts was immediately recognized in earnings as a component of non-operating income (loss). During the period January 1, 2005 through June 1, 2005, Hawaiian recognized $(0.5) million in nonoperating income (expense) related to the ineffectiveness of its hedges. For the period January 1, 2005 through June 1, 2005, Hawaiian realized net gains of $2.0 million as a component of aircraft fuel expense on liquidated contracts designated as hedges.

8. Income Taxes

        The significant components of the income tax provision were (in thousands):

Period January 1, 2005 through June 1, 2005
Current
Federal	$14,904
State	3,423

18,327
Deferred
Federal	$245
State	—

245

Provision for income taxes	$18,572

        Cash payments for federal and state income taxes were $0.4 million during the period January 1, 2005 through June 1, 2005.

8. Income Taxes (Continued)

        Income tax expense for the period January 1, 2005 through June 1, 2005 and the year ended December 31, 2004 from the "expected" tax expense (benefit) for that year computed by applying the respective year's U.S. federal corporate income tax rate to income (loss) before income taxes as follows (in thousands):

Period January 1, 2005 through June 1, 2005
Computed "expected" tax benefit	$5,553
State income taxes, net of federal income tax	1,282
Change in deferred tax valuation allowance	8,571
Non-deductible reorganization costs	802
Other	2,364

$18,572

        Utilization of Hawaiian's deferred tax assets is predicated on Hawaiian being profitable in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, or the future utilization of the resulting net operating loss carryforwards prior to expiration. Due to management's determination that it is more likely than not that Hawaiian's net deferred tax assets will ultimately not be realized, Hawaiian recognized a full valuation allowance on all net deferred tax assets recorded during the period January 1, 2005 through June 1, 2005. As a result, the valuation allowance for deferred tax assets increased by $18.7 million during the period January 1, 2005 through June 1, 2005. These increases include amounts in all periods presented that impact the provision (benefit) for income taxes, other comprehensive loss and excess reorganization value.

        Hawaiian increased its valuation allowance by approximately $7.1 million during the second quarter of 2005 due to a determination, based on developments during that quarter in the on-going IRS audits, that additional book-tax timing differences were likely to generate an increase in net deferred tax assets and a corresponding increase in the valuation allowance.

9. Benefit Plans

        Hawaiian sponsors three defined benefit pension plans covering ALPA, the International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen effective October 1, 1993. As a result of the freeze, there will be no further benefit accruals. The pilots' plan is funded based on minimum requirements under the Employee Retirement Income Security Act of 1974 (ERISA), but not less than the normal cost plus the 20-year funding of the past service liability. Funding for the ground personnel plans is based on minimum ERISA requirements. Plan assets consist primarily of common stocks, government and convertible securities, insurance contract deposits, and cash management and mutual funds.

        In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian's pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach normal retirement age while working for Hawaiian. Employees in Hawaiian's non-pilot group are

9. Benefit Plans (Continued)

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

        The following table sets forth the net periodic benefit cost for the period January 1 through June 1, 2005 (in thousands):

	Pension Benefits	Other Benefits
Components of Net Periodic Benefit Cost	January 1 through June 1, 2005	January 1 through June 1, 2005
Service cost	$3,390	$1,128
Interest costs	7,665	1,215
Expected return on plan assets	(6,987)	—
Amortization of prior service cost	—	92
Recognized net actuarial loss (gain)	2,836	485

Net periodic benefit cost	$6,904	$2,920

        Hawaiian also sponsors separate deferred compensation plans (401(k)) for its pilots, flight attendants, ground and salaried personnel. Participating employer cash contributions are not required under the terms of the pilots' plan. Hawaiian is required to contribute up to 7.0% of defined compensation pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $1.1 million for the period from January 1, 2005 through June 1, 2005. Hawaiian is also required to contribute a minimum of 4.04%, up to a maximum of 8%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $1.6 million for the period from January 1, 2005 through June 1, 2005.

9. Benefit Plans (Continued)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of December 31, 2007 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 was conducted. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

        We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 28, 2008

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated by reference from our definitive proxy statement, or amendment to this Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules:

(1)
Financial Statements of Hawaiian Holdings, Inc.

i.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.
Consolidated Statements of Operations for the Years ended December 31, 2007, 2006 and 2005.

iii.
Consolidated Balance Sheets, December 31, 2007 and 2006.

iv.
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for the Years ended December 31, 2007, 2006 and 2005.

v.
Consolidated Statements of Cash Flows for the Years ended December 31, 2007, 2006 and 2005.

vi.
Notes to Consolidated Financial Statements.

(2)
Financial Statements of Hawaiian Airlines, Inc.

i.
Report of Ernst & Young LLP, Report of Independent Auditors.

ii.
Statements of Operations for the Period January 1, 2005 through June 1, 2005.

iii.
Statements of Shareholders' Deficit and Comprehensive Loss for the Period January 1, 2005 through June 1, 2005.

iv.
Statements of Cash Flows for the Period January 1, 2005 through June 1, 2005.

v.
Notes to Financial Statements.

(3)
Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.

(4)
Schedule of Valuation and Qualifying Accounts of Hawaiian Airlines, Inc.

        The information required by Schedule I, "Condensed Financial Information of Registrant" has been provided in Note 14 to our consolidated financial statements. All other schedules have been omitted because they are not required.

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
3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended Bylaws of Hawaiian Holdings, Inc. (filed as Exhibit 3.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 7, 2007).*

10.1
Lease Agreement N475HA, dated February 28, 2001, between Wells Fargo Bank Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft (filed as Exhibit 1.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N476HA, dated March 14, 2001 between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., and a Lease Agreement N477HA, dated April 20, 2001, a Lease Agreement N478HA, dated May 24, 2001, a Lease Agreement N479HA, dated June 21, 2001, a Lease Agreement N480HA, a Lease Agreement N481HA, dated July 26, 2001, a Lease Agreement N482HA, dated August 13, 2001, a Lease Agreement N483HA, dated August 27, 2001, a Lease Agreement N484HA, dated September 12, 2001, a Lease Agreement N485HA, dated October 29, 2001, a Lease Agreement N486HA, dated November 20, 2001, and a Lease Agreement N487HA, dated December 20, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*
10.2
Amendment No. 1 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 1 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 1 to Lease Agreement N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment. and pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*

10.3
Amendment No. 2 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 2 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank, Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 2 to Lease Agreement N475HA, except with respect to the aircraft information and delivery dates. Pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*
10.4
Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc., for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28140 (filed as Exhibit 1.3 to the Form 10-Q filed by Hawaiian Airlines, Inc. on August 14, 2001 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28141, and a Lease Agreement, dated as of June 8, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 28139, which lease agreements are substantially identical to Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*
10.5
Amendment to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., amending that certain Lease Agreement, dated June 8, 2001, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 28140 (filed as Exhibit 10.3 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amended Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 28139, and Amended Lease Agreement, dated as of May 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 28141, which amended lease agreements are substantially identical to Amended Lease Agreement 28140, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.6
Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33423, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33424, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*
10.7
Amendment No. 1 to Lease Agreement, dated November 6, 2002, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.4 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33422, Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33423, and Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33421, except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.8
Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.5 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provision thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33422, Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.9
Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.9 to the Form 10-K filed by the Company on March 16, 2007). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33422, Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33423, and Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33421, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.

10.10
Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24257 (filed as Exhibit 1.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*
10.11
Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 24257 (filed as Exhibit 10.6 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.12
Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*

10.13
Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.7 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer's Serial Number 33427 (originally 33467) and Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer's Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.14
Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.8 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33427 (originally 33467) and Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33466, except with respect to aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.15
Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.9 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33427 (originally 33467) and Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.16
Amended and Restated Stockholders Agreement, dated as of August 29, 2002, by and among Hawaiian Holdings, Inc., AIP, LLC, Air Line Pilots Association, Hawaiian Master Executive Council, Association of Flight Attendants and the International Association of Machinists and Aerospace Workers (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 15, 2002).*
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
10.21
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of December 26, 2007, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc., but effective as of November 8, 2007 (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on December 31, 2007).*+
10.22	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*+
10.23	Employment Agreement, dated as of April 5, 2005, between Hawaiian Airlines, Inc. and David Osborne (filed as Exhibit 10.23 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007).+
10.24	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 9, 2007).*+
10.25
Stock Purchase Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 2 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*
10.26
Stockholders Agreement, dated as of June 11, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 3 to the Schedule 13D filed by RC Aviation, LLC, RC Aviation Management, LLC, and Lawrence S. Hershfield on June 21, 2004).*
10.27
Stock Purchase Agreement, dated July 26, 2004, by and between Hawaiian Holdings, Inc. and Donald J. Carty (filed as Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*
10.28
Restructuring Support Agreement, dated as of August 26, 2004, by and among Joshua Gotbaum as Trustee, Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.2 to the Form 10-Q for the quarter ended September 30, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*
10.29
Stock Purchase Agreement, dated December 8, 2004, by and between Hawaiian Holdings, Inc. and the Investors Signatory thereto (filed as Exhibit 10.1 to the Form 8-K/A by Hawaiian Holdings, Inc. on December 10, 2004.)*
10.30
Mutual Release, dated as of December 30, 2004, by and among Hawaiian Holdings, Inc., RC Aviation, LLC, RC Aviation Management, LLC, John Adams, Smith Management LLC, AIP, LLC, and AIP, LLC's functional predecessor, Airline Investors Partnership, L.P. (filed as Exhibit 10.46 to the Form 10-K for the year ended December 31, 2004 filed by Hawaiian Holdings, Inc. on March 31, 2005).*
10.31
Amended and Restated Stockholders Agreement, dated as of December 30, 2004, by and between AIP, LLC and RC Aviation, LLC (filed as Exhibit 10.1 to the Amendment No. 11 to Schedule 13D filed by AIP, LLC and Jeffrey A. Smith on January 12, 2005).*
10.32
Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.08 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*

10.33
Amendment No. 1 to Credit Agreement, dated August 19, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.33 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
10.34
Amendment No. 2 to Credit Agreement, dated September 8, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.34 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
10.35
Amendment No. 3 to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*
10.36
Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.37
Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.38
General Continuing Guaranty, dated June 2, 2005, by Hawaiian Holdings, Inc. in favor of Wells Fargo Foothill, Inc. (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.39
Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Canyon Capital Advisors, LLC (filed as Exhibit 10.12 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*
10.40
Amendment Number One to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Canyon Capital Advisors, LLC, Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*
10.41
Amendment Number Two to Credit Agreement, dated October 10, 2006, by the lenders identified on the signature pages thereof, Canyon Capital Advisors, LLC, a Delaware limited liability company, Hawaiian Holdings, Inc., a Delaware corporation, and Hawaiian Airlines, Inc., a Delaware corporation (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc., on November 3, 2006).*
10.42
General Continuing Guaranty, dated June 2, 2005, executed and delivered by Hawaiian Holdings, Inc. in favor of Canyon Capital Advisors LLC (filed as Exhibit 10.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.43
Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.44
Warrant, dated November 17, 2005, granted to RC Aviation, LLC (and subsequently distributed to its members) to purchase the Common Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.44 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.45
Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing 767-332 aircraft bearing manufacturer's serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.46
Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer's serial number 23276 and FAA registration number N117DL (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.47
Form of Warrant, dated March 13, 2006, to purchase the Common Stock of Hawaiian Holdings, Inc., granted to Term B lenders or their affiliates and immediately exercisable (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*
10.48
Registration Rights Agreement, dated as of March 13, 2006, by and among Hawaiian Holdings, Inc. and the Holders party thereto (filed as Exhibit 10.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*
10.49
Purchase Agreement, dated as of December 20, 2006, by and between AWMS I, a Delaware statutory trust, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-300ER aircraft bearing manufacturer's serial number 28139. Hawaiian Airlines, Inc. also entered into purchase agreements with AWMS I relating to the purchase of two Boeing 767-300ER aircraft bearing manufacturer's serial numbers 28140 and 28141, which purchase agreements are substantially identical to the purchase agreement related to the aircraft bearing manufacturer's serial number 28139, except with respect to the aircraft information, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements were not filed (filed as Exhibit 10.48 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007)*.
10.50
Loan Agreement No. 28139, dated as of December 20, 2006, by and among Hawaiian Airlines, Inc., C.I.T. Leasing Corporation and such other lenders as may from time to time be party thereto. Hawaiian Airlines, Inc. also entered into Loan Agreement No. 28140 and Loan Agreement No. 28141, which loan agreements are substantially identical to Loan Agreement No. 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these loan agreements were not filed (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007)*.
10.51
Security Agreement No. 28139, dated as of December 20, 2006, by and between Hawaiian Airlines, Inc. and C.I.T. Leasing Corporation. Hawaiian Airlines, Inc. also entered into Security Agreement 28140 and Security Agreement 28141, which security agreements are substantially identical to Security Agreement 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these security agreements were not filed (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007)*.
10.52
Airbus A330/A350XWB Purchase Agreement, dated as ofJanuary 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).
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

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)

Years Ended December 31, 2007, 2006 and 2005

		COLUMN C ADDITIONS
COLUMN A	COLUMN B						COLUMN E
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		COLUMN D
Description	Balance at Beginning of Year						Balance at End of Year
					Deductions
Allowance for Doubtful Accounts
2007	$498	447	—		(337)	(a)	$608

2006	$912	(290)	—		(124)	(a)	$498

2005	$—	(180)	1,219	(b)	(127)	(a)	$912

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2007	$1,507	1,044 (c)	—		73	(d)	$2,624

2006	$546	1,051 (c)	—		(90)	(d)	$1,507

2005	$—	631 (c)	—		(85)	(d)	$546

Valuation Allowance on Deferred Tax Assets
2007	$86,007	(8,114)	(11,456)	(h)	—		$66,437

2006	$116,038	(3,005)	(27,026)	(e)	—		$86,007

2005	$1,990	14,075	102,305	(f)	(2,332)	(g)	$116,038

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

(g)
Elimination of the Company's valuation allowance on deferred tax assets upon reconsolidation of Hawaiian on June 2, 2005 credited to goodwill.

(h)
Amount includes ($16,228) of a reversal of valuation allowance on deferred tax assets recorded directly to other comprehensive income (loss); offset by a $4,772 increase in valuation allowance on deferred tax assets recorded directly to goodwill.

Schedule II—Hawaiian Airlines, Inc. (Debtor)

Valuation and Qualifying Accounts (in thousands)

Period from January 1, 2005 through June 1, 2005

		COLUMN C ADDITIONS
COLUMN A	COLUMN B						COLUMN E
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts		COLUMN D
Description	Balance at Beginning of Year						Balance at End of Year
					Deductions
Allowance for Doubtful Accounts
2005	$1,337	(180)	—		62	(a)	$1,219

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2005	$2,516	184	—		(45)		$2,655

Valuation Allowance on Deferred Tax Assets
2005	$167,246	8,571	10,378	(b)	(245)	(c)	$185,950

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

HAWAIIAN HOLDINGS, INC.
February 28, 2008	By	/s/ PETER R. INGRAM Peter R. Ingram Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ PETER R. INGRAM Peter R. Ingram	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chairman of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ L. TODD BUDGE L. Todd Budge	Director
/s/ THOMAS B. FARGO Thomas B. Fargo	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director

/s/ SEAN KIM Sean Kim	Director
/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director
/s/ ERIC C.W. NICOLAI Eric C.W. Nicolai	Director
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director

QuickLinks

TABLE OF CONTENTS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. Selected Consolidated and Combined Statistical Data (unaudited)
Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. Condensed Consolidated and Combined Statements of Cash Flows
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Hawaiian Holdings, Inc. Consolidated Statements of Operations For the Years ended December 31, 2007, 2006 and 2005
Hawaiian Holdings, Inc. Consolidated Balance Sheets December 31, 2007 and 2006
Hawaiian Holdings, Inc. Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Income (Loss) For the Years ended December 31, 2007, 2006 and 2005
Hawaiian Holdings, Inc. Consolidated Statements of Cash Flows For the Years ended December 31, 2007, 2006 and 2005
Hawaiian Holdings, Inc. Notes to Consolidated Financial Statements
Condensed Statements of Cash Flows Years ended December 31, 2007 and 2006
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Hawaiian Airlines, Inc. (Debtor) Statement of Operations
Hawaiian Airlines, Inc. (Debtor) Statements of Shareholders' Deficit and Comprehensive Loss
Hawaiian Airlines, Inc. (Debtor) Statements of Cash Flows
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION.
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
Schedule II—Hawaiian Holdings, Inc. Valuation and Qualifying Accounts (in thousands) Years Ended December 31, 2007, 2006 and 2005
Schedule II—Hawaiian Airlines, Inc. (Debtor) Valuation and Qualifying Accounts (in thousands) Period from January 1, 2005 through June 1, 2005
SIGNATURES