Form 10-Q
period 2008-03-31
HAWAIIAN HOLDINGS  INC
filed 2008-05-06
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

As of April 21, 2008, 47,304,670 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q
Quarterly Period ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Operating Revenue:
Passenger	$230,327	$192,557
Cargo	7,762	6,990
Charter	1,144	2,403
Other	11,986	13,241
Total	251,219	215,191

Operating Expenses:
Aircraft fuel, including taxes and oil	91,036	59,294
Wages and benefits	57,301	57,997
Aircraft rent	23,813	24,140
Maintenance materials and repairs	29,375	25,062
Aircraft and passenger servicing	13,672	14,090
Commissions and other selling	16,168	13,384
Depreciation and amortization	12,019	10,226
Other rentals and landing fees	8,169	6,985
Other	21,674	20,143
Total	273,227	231,321

Operating Loss	(22,008)	(16,130)

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(5,633)	(6,542)
Interest income	1,993	2,821
Capitalized interest	—	909
Other, net	5,733	(848)
Total	2,093	(3,660)

Loss Before Income Taxes	(19,915)	(19,790)

Income tax expense (benefit)	—	(7,898)

Net Loss	$(19,915)	$(11,892)

Net Loss Per Common Stock Share:
Basic	$(0.42)	$(0.25)
Diluted	$(0.42)	$(0.25)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,302	47,153
Diluted	47,302	47,153

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$96,335	$94,096
Restricted cash	41,901	38,720
Short-term investments	3,938	50,388
Total cash, restricted cash and short-term investments	142,174	183,204
Accounts receivable, net of allowance for doubtful accounts of $637 and $608 as of March 31, 2008 and December 31, 2007, respectively	55,122	40,622
Spare parts and supplies, net	15,145	19,035
Prepaid expenses and other	27,105	24,522
Total	239,546	267,383

Property and equipment, less accumulated depreciation and amortization of $51,734 and $44,290 as of March 31, 2008 and December 31, 2007, respectively	276,923	270,734

Other Assets:
Long-term prepayments and other	42,422	41,491
Long-term investments	41,475	—
Intangible assets, net of accumulated amortization of $66,425 and $60,562 as of March 31, 2008 and December 31, 2007, respectively	133,246	139,109
Goodwill	105,667	104,682
Total Assets	$839,279	$823,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,650	$37,239
Air traffic liability	239,140	215,581
Other accrued liabilities	42,785	42,391
Current maturities of long-term debt and capital lease obligations	32,166	23,905
Total	363,741	319,116

Long-Term Debt and Capital Lease Obligations	210,131	215,926

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	92,210	94,020
Other liabilities and deferred credits	61,812	60,998
Total	154,022	155,018

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, 47,304,670 and 47,241,200 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	473	472
Capital in excess of par value	214,111	213,200
Accumulated deficit	(197,132)	(177,217)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	95,279	96,439
Unrealized gain (loss) on hedge instruments and short-term investments	(1,346)	445
Total	111,385	133,339
Total Liabilities and Shareholders’ Equity	$839,279	$823,399

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands)

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net cash provided by Operating Activities	$10,315	$32,396

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(13,908)	(10,281)
Net proceeds from disposition of property and equipment	55	—
Purchases of investments	(2,859)	—
Sales of investments	6,427	33,913
Net cash provided by (used in) investing activities	(10,285)	23,632

Cash flows from Financing Activities:
Proceeds from short-term borrowings	8,000	—
Proceeds from exercise of stock options	106	—
Debt issuance costs	—	(147)
Repayments of long-term debt and capital lease obligations	(5,897)	(5,728)
Net cash provided by (used in) financing activities	2,209	(5,875)

Net increase in cash and cash equivalents	2,239	50,153

Cash and cash equivalents - Beginning of Period	94,096	66,852

Cash and cash equivalents - End of Period	$96,335	$117,005

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific, Australia and the Philippines. As of March 31, 2008, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft for its transpacific, South Pacific and charter routes.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations common to the airline industry and Hawaiian, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2. Loss Per Share

Options and other equity awards to acquire approximately 4.1 million and 2.9 million weighted average shares of the Company’s common stock were not included in the calculation of diluted net loss per common share for the three months ended March 31, 2008 and 2007, respectively, because the effect of including the options and other equity awards would have been antidilutive.  In addition, 9.5 million potential common shares related to common stock warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007 because they were antidilutive.

3.  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (SFAS 157) for financial instruments, as required.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, fuel derivatives and short and long-term investments.

The Company’s investment in auction rate security instruments are classified as available for sale securities and reflected at fair value.  The auction rate security instruments held by the Company at March 31, 2008 total $41.5 million held in tax-exempt bond investments. The contractual maturities for these auction rate securities are approximately 20 years with an interest rate reset every seven days.  However, due to recent events in credit markets, the auction events for these instruments held by the Company failed during the first quarter of 2008.  Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. While we continue to earn interest on our auction rate security investments at the maximum contractual rate, these investments are not currently auctioning and therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value.

We have used a discounted cash flow model to determine the estimated fair value of our investment in auction rate securities as of March 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on this assessment of fair value, and as a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $1.4 million to accumulated other comprehensive income as of March 31, 2008.  Due to the Company’s belief that the market for these instruments may take in excess of twelve months to fully recover, the Company has classified these investments as long-term investments in the unaudited Consolidated Balance Sheets at March 31, 2008.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The table below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$45,758	$26,260	$19,498	$—
Short-term investments	3,938	510	3,428	—
Fuel derivative contracts*	4,368	—	4,368	—
Long-term investments	41,475	—	—	41,475
Total assets measured at fair value	$95,539	$26,770	$27,294	$41,475

*Fuel derivative contracts are reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during the first quarter 2008.  Accordingly, these securities changed from a Level 2 to Level 3 within SFAS 157’s hierarchy since the Company’s initial adoption of SFAS 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (in thousands):

Auction rate securities (Level 3)
Balance as of December 31, 2007	$—
Transfers to Level 3	42,925
Realized and unrealized net gains and (losses):
Included in earnings	—
Included in other comprehensive income	(1,400)
Purchases and settlements, net	(50)
Balance as March 31, 2008	$41,475

 4. Employee Benefit Plans

Net periodic defined pension and other postemployment and postretirement benefit expense for the three months ended March 31, 2008 and 2007 included the following components (in thousands).

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2008	2007

Service cost	$2,133	$2,445
Interest cost	5,598	5,615
Expected return on plan assets	(5,205)	(4,943)
Recognized net actuarial gain	(1,160)	(410)

Net periodic benefit cost	$1,366	$2,707

The Company made scheduled contributions of $4.0 million during the three months ended March 31, 2008 and expects to make contributions in the amount of $1.7 million during the remainder of 2008.

5.  Debt

During the three months ended March 31, 2008, the Company drew down $8.0 million under its $25.0 million revolving line of credit which is reflected in current maturities of long-term debt and capital lease obligations in the unaudited Consolidated Balance Sheets.  The Company subsequently repaid this $8.0 million in April 2008.

6. Income Taxes

Although the Company recognized a net loss for the three months ended March 31, 2008, the Company did not record an income tax benefit due to the unavailability of additional tax benefits from operating loss carrybacks.  The Company recorded an income tax benefit of $7.9 million for the comparable period in 2007.  The tax benefit resulting from operating loss carrybacks was fully utilized in 2007 and no additional benefits are available.  For this reason, the Company does not expect to record any significant additional tax benefits resulting from net operating losses, if any, realized in the remainder of 2008.

Utilization of the Company’s deferred tax assets is generally based on the Company’s ability to generate taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration.  As of March 31, 2008 and December 31, 2007, the Company recognized a full valuation allowance on its deferred tax assets.

In October 2006, the Internal Revenue Service (IRS) issued a Revenue Agent’s Report summarizing the income tax examination changes for tax year 2003.  Most issues related to the examination of Hawaiian’s 2003 federal income tax return have been resolved and agreed upon.  Examination issues for 2003 that have not been resolved and agreed upon were brought to the Appeals Office of the IRS.  In March 2008, the Appeals Office of the IRS presented a settlement proposal for the remaining examination issues related to the audit of the Company’s 2003 tax return which the Company agreed to accept.  The settlement proposal decreased the anticipated federal taxes receivable from the IRS of $1.1 million by approximately $0.9 million.  Since the examination related to a tax period prior to the effective date of Hawaiian’s plan of reorganization, a decrease in federal taxes receivable has been recorded with an offsetting increase to goodwill.  The Company is awaiting final execution of the settlement by the Appeals Office of the IRS.

7. Comprehensive Loss

Total comprehensive loss for the three months ended March 31 included the following (in thousands):

	Three months ended March 31,
	2008	2007

Net loss	$(19,915)	(11,892)
Other comprehensive income (loss):
Change in unrealized net gains/(losses) on hedge instruments and short and long-term investments	(1,791)	1,017
Amortization of net actuarial gains on employee benefit plans	(1,160)	(410)
Total comprehensive loss	$(22,866)	$(11,285)

8. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Hawaiian filed a complaint in the United States Bankruptcy Court for the District of Hawaii against Mesa Air Group, Inc. (Mesa) in February 2006. The complaint alleged that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On October 30, 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. In November 2007, Mesa filed a notice of appeal to this ruling and a motion for a new trial; however, it was required to post a $90 million bond as security for the judgment, post-judgment interest and attorney’s fees pending the outcome of the motion and appeal. On April 30, 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian will receive a cash payment of $52.5 million and Mesa will withdraw its appeal of Hawaiian’s judgment. On May 5, 2008, Hawaiian received full payment of the $52.5 million settlement, and as a result, currently expects to recognize a significant gain approximately equal to the proceeds received, during the second quarter of 2008.

Credit Card Holdback

Under Hawaiian’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $41.9 million at March 31, 2008. The funds are interest-bearing and are subsequently made available to the Company as air travel is provided. The agreement with Hawaiian’s largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers. Through a supplement to the Credit Card Agreement, the Company is allowed to include the failed auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008 provided that the AAA rating from Standard & Poor’s (S&P) assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their long-term classification on our unaudited Consolidated Balance Sheets. The current rating of the security is AAA, which is comprised of an A+ rating for the issuer and a bond insurance supplement which increases the rating to AAA. Generally, if the AAA rating from S&P is not maintained, then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. The Company believes the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome.

As of March 31, 2008, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  Also, if the auction rate securities no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger and the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

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

•      our ability to negotiate amendments to labor agreements which are currently amendable or become amendable during 2008;

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

•      government legislation and regulation, including the Aviation and Transportation Security Act and other similar regulations;

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

Overview

Our Company

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005 as is described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2007.

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific and Australia (the South Pacific market).  In April 2008, Hawaiian also launched its first flight to Manila, Philippines.  Hawaiian is the largest airline headquartered in Hawaii and the sixteenth largest domestic airline in the United States. At March 31, 2008, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft, 11 leased Boeing 767-300 aircraft and seven owned Boeing 767-300 aircraft.  Based in Honolulu, Hawaiian had approximately 3,400 active employees as of March 31, 2008.

General information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Recent Events

Current Environment

As a result of record high fuel costs and a downturn in the U.S. economy, the airline industry has experienced significant challenges which became clearly evident during and immediately after the first quarter of 2008.  Several airlines, including Aloha Airlines (Aloha), ATA Airlines (ATA), Skybus Airlines (Skybus) and Frontier Airlines all filed for bankruptcy protection during March and April 2008, with Aloha, ATA and Skybus terminating their passenger service operations.  Several airlines also experienced significant cancellations as a result of recent directives issued by the FAA to perform certain inspections on certain types of aircraft.  As airlines continue to face the many operational challenges within the airline industry, many US domestic carriers have announced plans to restructure their operations by reconfiguring flight schedules and decreasing services as well as looking at other cost cutting measures.  In an effort to offset high fuel costs, certain airlines have increased fare levels and have begun charging for various incidentals, such as for a second piece of luggage and for premium seating on the aircraft.  In addition, there continue to be reports of consolidation and potential consolidation within the industry.  We are unable to predict the impact that further bankruptcies or consolidation within the industry will have on our operations.

The Hawaii Market

On March 20, 2008, Aloha filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  Ten days after filing for bankruptcy, Aloha announced that it would be shutting down certain of its transpacific operations effective March 31, 2008, and the remainder of its transpacific operations and its interisland passenger service operations effective April 1, 2008.  Aloha provided approximately 40% of the total capacity of the interisland market as well as approximately 6% of the total seat capacity of flights from Hawaii to the West Coast, i.e. those markets generally competitive with our transpacific operations.  Aloha previously had service to Sacramento, San Diego, Santa Ana and Oakland, California and Reno and Las Vegas, Nevada.  In response to the closure of Aloha’s passenger service, on March 30, 2008, we announced additions to our interisland capacity starting on April 1, 2008 with an extended daily schedule.  Passengers with Aloha tickets were able to fly for free on Hawaiian on a stand-by basis between March 31 and April 3, 2008 and on our transpacific flights and between April 1 and April 3, 2008 on any interisland flight.

On April 2, 2008, ATA also filed for bankruptcy and discontinued all operations, canceling all current and future fights.  ATA operated approximately 11 daily flights between Hawaii and cities of the West Coast, including Los Angeles and Oakland, California, Las Vegas, Nevada and Phoenix, Arizona.   In an effort to assist displaced passengers who purchased tickets on either Aloha or ATA, we added several ad hoc extra section flights between Honolulu and the West Coast in early April.  In addition, we announced the introduction of nonstop daily service between Honolulu and Oakland, California to commence on May 1, 2008 in response to Aloha’s and ATA’s cessation of operations.  Aloha and ATA had provided direct daily service between Oakland and Hawaii.

In response to the changed competitive environment, Hawaiian is evaluating its capacity plans for the remainder of 2008.  Due to the reduction in industry capacity within the interisland market, we expect to maintain an increased schedule in the interisland market in the immediate future and are evaluating opportunities to lease or otherwise acquire additional aircraft to support these operations.  The availability of additional aircraft on terms satisfactory to us is uncertain at this time.  Similarly, we continue to evaluate opportunities to adjust capacity and the markets we serve in the transpacific markets.

Other Significant Events

On April 14, 2008, Hawaiian launched its nonstop service to Manila, Philippines.  There will be four scheduled roundtrip flights per week between Manila and Honolulu.  We are currently the only U.S. carrier providing nonstop service between Manila and Honolulu.

Hawaiian signed a frequent flyer agreement with Delta Air Lines (Delta), effective March 17, 2008, enabling members of HawaiianMiles to earn and redeem miles on all Delta flights systemwide, with reciprocal benefits for Delta’s SkyMiles members, allowing them to earn and redeem miles for travel on all interisland flights operated by Hawaiian within the State of Hawaii, as well as for travel to and from Sydney, Australia and Manila, Philippines.

Results of Operations

We had a net loss of $19.9 million (($0.42) per basic and diluted common share) on an operating loss of $22.0 million for the three months ended March 31, 2008.  For the three months ended March 31, 2008, our total passenger revenue increased by 19.6% compared to the same period in 2007 primarily due to increased yields across all markets, as well as an 8.1% increase in capacity on our transpacific routes.  The increase in yield is a result of the current environment whereby most airlines have increased their fares as a result of fuel costs which significantly increased over last year.  The increase in capacity is a result of the introduction of incremental Boeing 767-300 aircraft into service throughout 2007.

Our results of operations were significantly affected by increases in our cost of jet fuel and maintenance and materials expense.  For the three months ended March 31, 2008, Hawaiian’s cost per available seat mile increased by 12.0% from the same period in 2007, primarily due to the cost of fuel.  Excluding fuel, Hawaiian’s cost per available seat mile increased 0.4% compared to the same period in 2007.  The cost of jet fuel is the single largest component of our operating expenses, comprising 33.3% of our total operating expenses for the three months ended March 31, 2008 and reflecting a 53.5% increase from the comparable period in 2007.  Maintenance materials and repairs expense increased by 17.2% from the first quarter of 2007 to the first quarter of 2008 due to the increased utilization of our fleet, the expansion of our fleet in late 2006 and early 2007, the timing of periodic maintenance activities and increased costs for maintenance services and materials.  We were able to alleviate some of these increases with improvements to our cost structure which resulted in savings in wages and benefits, catering and insurance.  Certain of these cost savings initiatives were implemented beginning in the second half of 2007 and therefore, were not reflected in the results for the three months ended March 31, 2007.

Hawaiian Holdings, Inc.
Statistical Data (unaudited)

	Three Months ended March 31,
	2008		2007
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,730		1,663
Revenue passenger miles (RPM)	1,930,078		1,856,910
Available seat miles (ASM)	2,270,863		2,123,441
Passenger revenue per ASM (PRASM)	10.14	¢	9.07	¢
Passenger load factor (RPM/ASM)	85.0%		87.4%
Passenger revenue per RPM (Yield)	11.93	¢	10.37	¢

Total Operations:
Operating revenue per ASM	11.01	¢	9.96	¢
Operating cost per ASM (CASM)	11.98	¢	10.70	¢
Aircraft fuel expense per ASM	3.99	¢	2.74	¢
Revenue passengers flown	1,733		1,675
Revenue block hours operated (actual)	24,101		23,176
RPM	1,938,912		1,890,703
ASM	2,281,364		2,161,130
Gallons of jet fuel consumed	31,911		30,532
Average cost per gallon of jet fuel (actual) (a)	$2.85		$1.94

(a) Includes applicable taxes and fees.

Three Months ended March 31, 2008 Compared to Three Months ended March 31, 2007

During the three months ended March 31, 2008, the Company incurred a net loss of $19.9 million and an operating loss of $22.0 million, compared to a net loss of $11.9 million and operating loss of $16.1 million for the same three-month period in 2007.  Operating loss increased by $5.9 million in the three months ended March 31, 2008, compared to the operating loss for the same three-month period in 2007.  Corresponding with our increased capacity, our operating expenses also increased, and in the areas of fuel and maintenance, our cost increases exceeded the rate of capacity expansion.  Our net loss increased by $8.0 million from a net loss of $11.9 million for the three months ended March 31, 2007.  Of that increase, $7.9 million is due the tax benefit that we recorded during the three months ended March 31, 2007 as a result of our ability to carryback losses to prior years.  The tax benefit resulting from operating loss carrybacks has been fully utilized in 2007 and no additional benefits are available.  Nonoperating expenses decreased by $5.8 million due to gains on our heating oil contracts.  The significant differences between income and expense items for the first quarters of 2008 and 2007 are discussed below.

Operating Revenue. Operating revenue was $251.2 million for the three months ended March 31, 2008, a 16.7% increase over operating revenue of $215.2 million for the same three-month period in 2007.  Scheduled passenger revenue was $230.3 million for the three months ended March 31, 2008, compared to scheduled passenger revenue of $192.6 million for the same three-month period in 2007.  The detail of changes in revenue is described in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$24.6	13.5%	4.5%	8.1%
Interisland	10.5	17.9	3.2	0.4
South Pacific	2.7	25.6	(3.5)	1.0
Total scheduled	$37.8	15.1%	3.9%	6.9%

Other operating revenue decreased by $1.7 million for the three months ended March 31, 2008 compared to the comparable three-month period in 2007, primarily due to decreased charter operations.

Operating Expenses. Operating expenses were $273.2 million for the three months ended March 31, 2008, a $41.9 million increase from operating expenses of $231.3 million for the comparable three-month period in 2007.  The increase in operating expenses for the three-month period in 2008 was due primarily to increases in aircraft fuel and maintenance materials and repairs expense.

		Change from three
	Three months ended	months ended
	March 31, 2008	March 31, 2007	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$91,036	$31,742	53.5	%(a)
Wages and benefits	57,301	(696)	(1.2)
Aircraft rent	23,813	(327)	(1.4)
Maintenance materials and repairs	29,375	4,313	17.2	(b)
Aircraft and passenger servicing	13,672	(418)	(3.0)
Commissions and other selling	16,168	2,784	20.8	(c)
Depreciation and amortization	12,019	1,793	17.5
Other rentals and landing fees	8,169	1,184	17.0
Other	21,674	1,531	7.6
Total	$273,227	$41,906	18.1%

(a)                                The increase in aircraft fuel expense of 53.5% was primarily due to a 46.9% increase in the price of fuel .  In addition, fuel consumption increased by 4.5% from the three-month period ended March 31, 2007 to the three-month period in 2008 primarily due to increased operations on our transpacific routes with the two additional Boeing 767-300 aircraft placed in service in January and March 2007.  These increases were slightly offset by $0.4 million of hedging gains recognized in fuel expense during the three months ended March 31, 2008 compared to $0.1 million of hedging losses during the same period in 2007.

As illustrated below, Hawaiian’s average fuel expense per gallon in the first quarter of 2008 was $2.85, as a result of prevailing spot prices, taxes and the impact of jet fuel hedges designated for the quarter.

	Per Gallon Average	Aggregate
		(millions)
Spot Price (including delivery)	$2.75	$87.7
Taxes	0.11	3.7
Hedge Impact	(0.01)	(0.4)
Fuel Expense	$2.85	$91.0

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

(b)                                The increase in maintenance materials and repairs expense was due primarily to five Boeing 767 aircraft heavy checks being completed during the three months ended March 31, 2008 compared to four during the same period in 2007, as well as the cost per heavy check during the three months ended March 31, 2008 being higher than those performed during the three months ended March 31, 2007 due to the workload of the specific checks required during the period.  We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(c)                                The increase in commissions and other selling expense was due primarily to an increase in the incremental cost component of our frequent flyer liability resulting from the rising fuel prices and an increase in passenger commissions.

Nonoperating Income and Expense.  Nonoperating income, net was $2.1 million for the three months ended March 31, 2008, as compared to nonoperating expense, net of $3.7 million for the three months ended March 31, 2007.  The increase of $5.8 million from the three months ended March 31, 2007 to the three months ended March 31, 2008 is primarily due to $5.6 million of realized and unrealized gains on heating oil future contracts.

Income Taxes.  The Company did not record an income tax benefit for the three months ended March 31, 2008.  This is compared to an income tax benefit of $7.9 million for the same period in 2007.  The tax benefit recognized during the three months ended March 31, 2007 related to the carryback of net operating losses from fiscal 2005.  There was no income tax benefit recognized in the first quarter of 2008 as the Company fully utilized the benefit from its net operating loss carryback in 2007.

Liquidity and Capital Resources

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings, including the loan agreements entered into in December 2006 to finance the purchase of three previously leased Boeing 767-300ER aircraft and two credit facilities entered into in June 2005 in connection with Hawaiian’s plan of reorganization and subsequently amended in March 2006.  These financing arrangements are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007.  Substantially all of our assets are encumbered under our existing credit facilities.

Cash, cash equivalents, and short-term investments were $100.3 million as of March 31, 2008, which is $44.2 million less than at December 31, 2007, primarily due to $41.5 million of auction rate securities being reclassified from short-term investments to long-term investments as of March 31, 2008.  See further discussion below.  We also had restricted cash on those dates of $41.9 million and $38.7 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers.  Hawaiian’s cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $10.3 million for the three months ended March 31, 2008, a decrease of $22.1 million compared to the same period in 2007.  The decrease was primarily due to higher fuel costs and a corresponding reduction in operating income for the three months ended March 31, 2008, and in 2007, a decrease in the holdback level required by our largest credit card processing contract pursuant to an amendment which was effective January 1, 2007.

Net cash used in investing activities was $10.3 million for the three months ended March 31, 2008 compared to net cash provided by investing activities of $23.6 million for the same period in 2007. During the three months ended March 31, 2008, Hawaiian made $10.4 million of progress payments towards its acquisition of six wide-body A330-200 aircraft and six A350XWB-800 aircraft.  Additions to property and equipment used $3.5 million in cash during the three months ended March 31, 2008, primarily due to purchases for various information technology upgrade projects as well as aircraft improvements.  During the three months ended March 31, 2007, Hawaiian used $10.3 million of cash primarily for modifications and overhauls of the used Boeing 767-300 aircraft purchased during 2006 and improvements to our information technology systems.

Financing activities provided net cash of $2.2 million for the three months ended March 31, 2008.  During this period, we drew down $8.0 million under our $25.0 million revolving line of credit.  This was offset by $6.0 million of repayments on our long-term debt and capital lease obligations. During April 2008, we repaid the $8.0 million which had been drawn on the revolving line of credit.  Financing activities used net cash of approximately $5.9 million during the three months ended March 31, 2007 which was primarily for repayments of long-term debt and capital lease obligations.

Capital Expenditures

In January 2008, we executed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft. We paid an initial deposit in 2007 as well as additional deposits in 2008 upon signing the purchase agreement. Following execution of the agreement, the combined deposit became non-refundable. Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer.  In connection with the agreement, the manufacturer has provided backstop financing for the acquisition of up to four aircraft. In order to complete the purchase of these aircraft, we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase rights we exercise and the amount of cash we generate through operations prior to delivery of the aircraft. We will explore various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us.

Mesa Settlement

On April 30, 2008, Hawaiian and Mesa Air Group, Inc. (Mesa) reached an agreement of its lawsuit regarding Mesa’s misuse of confidential and proprietary information obtained during Hawaiian’s Chapter 11 plan of reorganization in 2004.  Under the terms of the settlement agreement, Hawaiian will receive a cash payment of $52.5 million and Mesa will withdraw its appeal of the $80 million judgment (plus interest, attorney’s fees and costs) awarded against Mesa by the United States Bankruptcy Court in October 2007.  On May 5, 2008, Hawaiian received full payment of the $52.5 million settlement, and as a result, currently expects to recognize a significant gain approximately equal to the proceeds received, during the second quarter of 2008.

Covenants under our Financing Arrangements

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of March 31, 2008, we were in compliance with these covenants. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $41.9 million at March 31, 2008. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers. As of March 31, 2008, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. However, given the volatility of fuel prices and continued pressure on passenger yields due to competitive and market circumstances, we cannot guarantee that our financial performance in future periods will not require increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased. The additional holdback of restricted cash may increase the likelihood of failing to comply with other credit facility financial covenants and, if we did not take steps to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

At December 31, 2007, we had $42.9 million invested in AAA/Aaa rated tax-exempt municipal auction rate securities, which were included in short-term investments.  These auction rate securities are long-term bonds that resemble short-term instruments because their interest rates are reset periodically through an auction process—every 7 days.  Beginning in February 2008, the auctions for these securities were unsuccessful, resulting in our continuing to hold them beyond their typical auction reset dates.  As a result of the illiquidity in the market following the auction failures, we have recorded a temporary impairment charge of $1.4 million through our accumulated other comprehensive income, resulting in a fair value of $41.5 as of March 31, 2008.  Since we believe that the market for these instruments may take in excess of twelve months to fully recover, we classified the auction rate securities as long-term investments in the unaudited Consolidated Balance Sheets as of March 31, 2008.  We do not presently believe that the auction failures reflect an increased risk of default for our auction rate securities; however, we will continue to evaluate the market factors in subsequent periods.  If future evaluations of our auction rate securities indicate that impairment is other than temporary, in addition to adjusting the carrying value of the securities, we would also record an impairment charge through our statement of operations, which could be significant.

After we began experiencing the auction rate failures described above, we obtained a letter supplement to the Credit Card Agreement which enables us to continue to include the auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008, provided that the AAA rating from Standard & Poor’s (S&P) assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their classification on our unaudited Consolidated Balance Sheets. The current rating of the security is AAA, which is comprised of an A+ rating for the issuer and a bond insurance supplement provided by Ambac which increases the rating to AAA. Generally, if the AAA rating from S&P is not maintained then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. We believe the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome. If the auction rate securities no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger and we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

Hawaiian made scheduled contributions of $4.0 million during the three months ended March 31, 2008 to its defined benefit pension and disability plans, and anticipates contributing $1.7 million during the remainder of 2008. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies other than the one discussed immediately below, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair value measurements.  We adopted Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  For additional information on the fair value of certain financial assets and liabilities, see Note 3 to the consolidated financial statements.

Under SFAS 157, Hawaiian utilizes several valuation techniques in order to assess the fair value of our financial assets and liabilities.  We use the discounted cash flow method which requires us to make certain assumptions on key variables used to calculate the fair value of the auction rate securities.  These key variables include interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.  These assumptions were based on management’s best estimate as of March 31, 2008.  Based on these assumptions, we recorded a temporary impairment charge of $1.4 million through other comprehensive income.  If future evaluations of our auction rate securities indicate that impairment is other than temporary, in addition to adjusting the carrying value of the securities, we would also record an impairment charge through earnings, which could be significant.

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

Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us, provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years and the three months ended March 31, 2008, is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2005	25,338	12,593	(7,542)	30,389
2006	30,389	14,604	(8,504)	36,489
2007	36,489	12,663	(5,413)	43,739
Three months ended March 31, 2008	43,739	3,055	—	46,794
Fair value adjustments (1)				(3,495)
Deposits not considered probable of recovery (2)				(10,143)
Recorded balance at March 31, 2008				$33,156

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

•     We also estimate the cost of performing all required maintenance during the lease term. These estimates are based on the experience of our maintenance personnel and industry available data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers.Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions supporting it change over time. Those key estimates and assumptions include our fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves.  In December 2006, we amended certain of our aircraft and spare engine leases.  These amendments, among other things, reduced the respective lease terms and amended certain provisions with regards to the maintenance deposits.  In addition, during 2007, we contracted with a new third-party maintenance provider resulting in projected cost savings for major maintenance activities for certain leased aircraft with non-refundable maintenance deposits.  As a result of these types of events, we assess the recoverability of our maintenance deposits and adjust them to our best estimate of future maintenance events.  Based on current market conditions, we believe that further significant changes in our fleet plan are unlikely. Furthermore, based on historical trends and future projections, including those published by the manufacturers of our aircraft and engines, we believe it is unlikely that future maintenance costs for our aircraft will decline further to such an extent that the maintenance deposits currently recorded on our unaudited Consolidated Balance Sheets would not be used to fund the cost of future maintenance events and therefore not be recoverable.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices), and interest rate risk. We have market sensitive instruments in the form of variable-rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases. The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of Hawaiian’s operating expense. Fuel costs represented 33.3% and 29.9%, respectively, of Hawaiian’s operating expenses for the three months ended March 31, 2008 and the year ended December 31, 2007.  Based on gallons expected to be consumed in 2008, for every one-cent increase in the cost of jet fuel, Hawaiian’s annual fuel expense increases by approximately $1.4 million.

During the three months ended March 31, 2008, Hawaiian entered into heating oil future contracts. Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. Our heating oil future contracts are traded on the New York Mercantile Exchange (NYMEX) and therefore, the fair value of these contracts are based on their quoted market prices. These heating oil future contracts do not meet the specific requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” necessary to achieve hedge accounting for financial reporting purposes. As of March 31, 2008, the fair value of our heating oil future contracts totaled $4.4 million and is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheet.

As of March 31, 2008, Hawaiian had entered into heating oil future contracts to hedge approximately 19% and 10% of its second and third quarter 2008 consumption, respectively. Certain of these contracts have settled as of this date. Hawaiian’s future contracts as of March 31, 2008 are outlined in the table below:

	Average Heating Oil Contract Price Per Gallon	Gallons Hedged	Percentage of Quarterly Consumption Hedged
		(thousands)
Second Quarter 2008	$2.393	6,090	19%
Third Quarter 2008	$2.407	3,192	10%

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our heating oil futures counterparty fails to meet its obligations; however, we do not expect this counterparty to fail to meet its obligations.

Interest Rates.  Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  The Company’s debt agreements include the Term A Credit Facility, Term B Credit Facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 6 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

At March 31, 2008, we had $80.4 million of fixed rate debt, including capital leases of $0.8 million, and $158.2 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR.  Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually.  The Wells Fargo Bank Prime Rate was 5.25 and one-month LIBOR and six-month LIBOR were 2.70% and 2.61%, respectively, on such date.  We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable-rate debt as of March 31, 2008, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $1.9 million as of March 31, 2008.

ITEM 4.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of March 31, 2008 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleged that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. The complaint also sought turnover of any of Hawaiian’s confidential information in Mesa’s possession.  On October 30, 2007, following a trial, the Bankruptcy Court entered judgment in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorneys’ fees. In November 2007, Mesa filed a notice of appeal to this ruling and a motion for a new trial and was required to post a $90 million bond as security for the judgment, post-judgment interest amount and attorney’s fees pending the outcome of the motion and appeal.   On April 30, 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian will receive a cash payment of $52.5 million and Mesa will withdraw its appeal of Hawaiian’s judgment. On May 5, 2008, Hawaiian received full payment of the $52.5 million settlement, and as a result, currently expects to recognize a significant gain approximately equal to the proceeds received, during the second quarter of 2008.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.                                            RISK FACTORS.

There have been no other material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

10.1

Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 3, 2008, in redacted form since confidential treatment has been requested for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

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

HAWAIIAN HOLDINGS, INC.

May 5, 2008	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and
Treasurer