Form 10-Q
period 2008-06-30
HAWAIIAN HOLDINGS  INC
filed 2008-08-06
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒  No

As of July 25, 2008, 47,581,476 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Revenue:
Passenger	$295,200	$222,167	$525,566	$414,724
Cargo	9,016	7,454	16,778	14,444
Charter	—	2,213	1,144	4,616
Other	14,976	12,350	26,968	25,590
Total	319,192	244,184	570,456	459,374

Operating Expenses:
Aircraft fuel, including taxes and oil	123,377	68,164	214,413	127,458
Wages and benefits	64,958	59,946	122,259	117,943
Aircraft rent	23,322	24,439	47,135	48,579
Maintenance materials and repairs	29,960	23,236	59,335	48,298
Aircraft and passenger servicing	14,314	13,847	27,986	27,937
Commissions and other selling	20,148	14,996	36,319	28,380
Depreciation and amortization	11,755	11,169	23,774	21,395
Other rentals and landing fees	8,944	6,818	17,113	13,803
Litigation settlement	(52,500)	—	(52,500)	—
Other	26,443	22,168	48,156	42,310
Total	270,721	244,783	543,990	476,103

Operating Income (Loss)	48,471	(599)	26,466	(16,729)

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(4,847)	(6,414)	(10,480)	(12,956)
Interest income	1,867	2,374	3,857	5,195
Capitalized interest	—	400	—	1,309
Gains (losses) on fuel hedging	8,877	(1,044)	14,451	(1,746)
Other, net	(23)	81	136	(65)
Total	5,874	(4,603)	7,964	(8,263)

Income (Loss) Before Income Taxes	54,345	(5,202)	34,430	(24,992)

Income tax expense (benefit)	—	(1,261)	—	(9,159)

Net Income (Loss)	$54,345	$(3,941)	$34,430	$(15,833)

Net Income (Loss) Per Common Stock Share:
Basic	$1.14	$(0.08)	$0.73	$(0.34)
Diluted	$1.09	$(0.08)	$0.71	$(0.34)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,488	47,153	47,396	47,153
Diluted	49,796	47,153	48,739	47,153

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$182,686	$94,096
Restricted cash	56,085	38,720
Short-term investments	8,185	50,388
Total cash, restricted cash and short-term investments	246,956	183,204
Accounts receivable, net of allowance for doubtful accounts of $995 and $608 as of June 30, 2008 and December 31, 2007, respectively	56,306	40,622
Spare parts and supplies, net	19,537	19,035
Prepaid expenses and other	35,150	24,522
Total	357,949	267,383

Property and equipment, less accumulated depreciation and amortization of $57,779 and $44,290 as of June 30, 2008 and December 31, 2007, respectively	275,892	270,734

Other Assets:
Long-term prepayments and other	47,276	41,491
Long-term investments	35,450	—
Intangible assets, net of accumulated amortization of $72,287 and $60,562 as of June 30, 2008 and December 31, 2007, respectively	127,383	139,109
Goodwill	109,156	104,682
Total Assets	$953,106	$823,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$51,782	$37,239
Air traffic liability	299,756	215,581
Other accrued liabilities	46,129	42,391
Current maturities of long-term debt and capital lease obligations	24,408	23,905
Total	422,075	319,116

Long-Term Debt and Capital Lease Obligations	204,322	215,926

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	97,308	94,020
Other liabilities and deferred credits	62,566	60,998
Total	159,874	155,018

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, 47,581,476 and 47,241,200 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	476	472
Capital in excess of par value	215,498	213,200
Accumulated deficit	(142,787)	(177,217)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	94,822	96,439
Unrealized gain (loss) on hedge instruments and short-term investments	(1,174)	445
Total	166,835	133,339
Total Liabilities and Shareholders’ Equity	$953,106	$823,399

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2008	2007

Net cash provided by Operating Activities	$114,351	$68,664

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(20,316)	(18,634)
Net proceeds from disposition of property and equipment	55	—
Purchases of short-term investments	(3,355)	(40,975)
Sales of short-term investments	8,873	40,191
Net cash used in investing activities	(14,743)	(19,418)

Cash flows from Financing Activities:
Proceeds from short-term borrowings	8,000	—
Proceeds from exercise of stock options	811	—
Debt issuance costs	—	(167)
Repayments of short and long-term debt and capital lease obligations	(19,829)	(11,413)
Net cash used in financing activities	(11,018)	(11,580)

Net increase in cash and cash equivalents	88,590	37,666

Cash and cash equivalents - Beginning of Period	94,096	66,852

Cash and cash equivalents - End of Period	$182,686	$104,518

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific, Australia and the Philippines. As of June 30, 2008, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft primarily for its transpacific, South Pacific, Australia, Asia and charter routes.

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

2. Litigation Settlement

In February 2006, Hawaiian filed a complaint in the United States Bankruptcy Court for the District of Hawaii against Mesa Air Group, Inc. (Mesa), alleging that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On October 30, 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. On April 30, 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian would receive a cash payment of $52.5 million and Mesa would withdraw its appeal of Hawaiian’s judgment.  On May 5, 2008, Hawaiian received full payment of the $52.5 million settlement, and as a result, recognized a gain equal to the proceeds received, during the second quarter of 2008.

3. Earnings Per Share

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	47,488	47,153	47,396	47,153
Assumed exercise of stock awards and warrants	2,308	—	1,343	—
Weighted average common stock shares outstanding - Diluted	49,796	47,153	48,739	47,153

Net income (loss) per common stock share:

Basic	$1.14	$(0.08)	$0.73	$(0.34)

Diluted	$1.09	$(0.08)	$0.71	$(0.34)

Options and other equity awards to acquire approximately 0.7 million and 1.3 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three and six months ended June 30, 2008, respectively, because the effect of including the options would have been antidilutive.  Options and other equity awards to acquire approximately 2.9 million shares of the Company’s common stock were not included in the calculation of diluted net loss per common share for the three and six months ended June 30, 2007 because the effect of including the options and other equity awards would have been antidilutive.  In addition, 6.0 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008 and 9.5 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted net loss per common stock share for the three and six months ended June 30, 2007 because the effect of including the warrants would have been antidilutive.

4. Fair Value Measurements

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, fuel derivatives and short and long-term investments.

The Company’s investments in auction rate security instruments are classified as available for sale securities and reflected at fair value.  At June 30, 2008, the Company held $42.8 million in auction rate security tax-exempt bond investments at par value. The contractual maturities for these auction rate securities are approximately 20 years with an interest rate  currently equal to the seven-day LIBOR plus 1.50% which is reset every seven days.  Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments held by the Company experienced failures.  While the Company continues to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not currently auctioning on a regular basis and therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities as of June 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including a liquidity discount, timing and amount of cash flows and expected holding periods of the auction rate securities. The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Based on this assessment of fair value, and as a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $1.2 million to accumulated other comprehensive income as of June 30, 2008.

Subsequent to the second quarter of 2008, the Company sold $5.0 million in auction rate securities and received a mandatory redemption payment of $1.2 million in July 2008.  As a result of these transactions, the Company classified $6.2 million of the auction rate securities in short-term investments as of June 30, 2008.  Aside from these transactions, the Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover.  As a result, the Company continues to classify the remaining investments as long-term investments in the unaudited Consolidated Balance Sheet at June 30, 2008.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  At this time, because the Company has the ability and intent to hold these securities until recovery of their value, the Company does not believe the securities are other-than-temporarily impaired or that the failures of the auction process will have a material impact on the Company’s liquidity or financial position.  The Company continues to monitor the market for auction rate securities and consider its impact, if any, on the fair value of the investment.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

The table below presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$135,854	$112,173	$23,681	$—
Short-term investments	8,185	502	1,533	6,150
Fuel derivative contracts*	4,915	—	4,915	—
Long-term investments	35,450	—	—	35,450
Total assets measured at fair value	$184,404	$112,675	$30,129	$41,600

*Fuel derivative contracts are reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 (in thousands):

Auction rate securities (Level 3)
Balance as of December 31, 2007	$—
Transfers to Level 3	42,925
Realized and unrealized net gains and (losses):
Included in earnings	—
Included in other comprehensive income	(1,200)
Purchases and settlements, net	(125)
Balance as June 30, 2008	$41,600
Less: Amounts classified as short-term investments	6,150
Long-term investments as of June 30, 2008	$35,450

5. Employee Benefit Plans

Net periodic defined pension and other postemployment and postretirement benefit expense for the three and six months ended June 30, 2008 and 2007 included the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007

Service cost	$1,179	$2,445	$3,312	$4,889
Interest cost	5,989	5,615	11,588	11,229
Expected return on plan assets	(5,199)	(4,943)	(10,404)	(9,885)
Amortization of net actuarial gains	(465)	(410)	(1,626)	(820)
Amortization of prior service costs	8	—	8	—

Net periodic benefit cost	$1,512	$2,707	$2,878	$5,413

During the three months ended June 30, 2008, the Company determined that there was an error in its Retirement Plan for Pilots of Hawaiian Airlines, Inc., which was not discovered until the accrual of new benefits ceased for certain plan participants effective on January 1, 2008, which caused the Company’s Accumulated pension and other postretirement benefit obligation and Goodwill to be understated by $3.5 million.  The impact to employee benefits expense was negligible for all periods.  Because the impact of the error was not material to the Company’s financial statement for either the current or prior periods, the Company has corrected its accounting for the accumulated pension benefit obligation during the three months ended June 30, 2008.

The Company made scheduled contributions of $4.0 million during the three and six months ended June 30, 2008, and expects to make contributions in the amount of $1.7 million during the remainder of 2008.

6. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts, jet fuel forward contracts and crude oil caps.  During the three and six months ended June 30, 2008, the Company has primarily used heating oil futures contracts and crude oil caps to hedge against its aircraft fuel expense.  These derivative instruments were not designated as effective hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are marked-to-market through other nonoperating (income) expense in the period of change.

During the three and six months ended June 30, 2007, the Company hedged its aircraft fuel expense utilizing jet fuel forward contracts which were designated as cash flow hedges under SFAS 133.  All periodic changes in fair value of these effective jet fuel forward contracts were recorded in accumulated other comprehensive income and recognized as a component of aircraft fuel expense when the underlying fuel being hedged was consumed.  Any ineffective portion of a change in fair value was immediately recognized into earnings as a component of other nonoperating (income) expense.

The table below shows the amount of realized and unrealized gains and losses that were recognized during the three and six months ended June 30, 2008 and June 30, 2007 and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Fuel hedge gains (in Aircraft fuel expense)	$—	$(1,758)	$(384)	$(1,625)
(Gains) losses on fuel hedges:
Mark-to-market gains on undesignated fuel hedges	(8,876)	—	(14,452)	—
Ineffectiveness on designated fuel hedges	—	1,044	—	1,746

During the three and six months ended June 30, 2008, the Company recognized $8.9 million and $14.5 million of gains related to the increase in market value of heating oil futures contracts and crude oil caps that were not designated for hedge accounting under SFAS 133 and were marked-to-market.  Of this amount, $3.5 million and $4.9 million represents unrealized gains related to contracts settling in future periods for the three and six months ended June 30, 2008, respectively.  For the three and six months ended June 30, 2008, $8.3 million and $12.9 million were realized on settled fuel derivative contracts, respectively.  During the three and six months ended June 30, 2007, the Company recognized $1.0 million and $1.7 million, respectively, related to the portion of the change in fair value of Hawaiian’s jet fuel forward contracts excluded from hedge effectiveness.

The Company records the derivative financial instruments, all of which are fuel hedge contracts, on the balance sheet at their fair value.  As of June 30, 2008, the fair value of the derivative financial instruments totaled $4.9 million and was reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheet.

7. Income Taxes

The Company did not record an income tax benefit or an income tax expense for the three and six months ended June 30, 2008.  Based on results to date and current forecasts, the Company does not expect taxable income for the year ending December 31, 2008 (and has a full valuation allowance as discussed below).  The projected taxable loss for the year is triggered primarily by accelerated tax depreciation of aircraft that we acquired during 2006.  The Company recorded an income tax benefit of $1.3 million and $9.2 million for the comparable three and six month periods in 2007, respectively.

Utilization of the Company’s deferred tax assets is generally based on the Company’s ability to generate taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration.  As of June 30, 2008, the Company recognized a full valuation allowance on its deferred tax assets.

In October 2006, the Internal Revenue Service (IRS) issued a Revenue Agent’s Report summarizing the income tax examination changes for tax year 2003.  Most issues related to the examination of Hawaiian’s 2003 federal income tax return have been resolved and agreed upon.  Examination issues for 2003 that were not resolved and agreed upon were brought to the Appeals Office of the IRS.  In March 2008, the Appeals Office of the IRS presented a settlement proposal for the remaining examination issues related to the audit of the Company’s 2003 tax return which the Company agreed to accept.  The settlement proposal decreased the anticipated federal taxes receivable from the IRS of $1.1 million by approximately $0.9 million.  Since the examination related to a tax period prior to the effective date of Hawaiian’s plan of reorganization, a decrease in federal taxes receivable has been recorded with an offsetting increase to goodwill.  In May 2008, the final settlement was executed by the Company and the Appeals Office of the IRS.  The Company is currently awaiting the IRS’s release of the federal taxes receivable.

8. Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 included the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$54,345	$(3,941)	$34,430	$(15,833)
Other comprehensive income (loss):
Unrealized net gains/(losses) on hedge instruments and short-term investments	173	(564)	(1,619)	452
Items related to employee benefit plans:
Amortization of net actuarial gains/(losses)	(457)	(410)	(1,617)	(820)
Total comprehensive income (loss)	$54,061	$(4,915)	$31,194	$(16,201)

9. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Credit Card Holdback

Under Hawaiian’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $56.1 million at June 30, 2008. The funds are interest-bearing and are subsequently made available to the Company as air travel is provided. The agreement with Hawaiian’s largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers. Through a supplement to the Credit Card Agreement, the Company is allowed to include the full amount of the failed auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008 provided that a AAA rating from Standard & Poor’s (S&P) assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their long-term classification on our unaudited Consolidated Balance Sheets. The current rating of the security is AA, which is comprised of an A+ rating for the issuer and a bond insurance supplement which increases the rating to AA. Generally, if a AAA rating from S&P is not maintained, then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. As of June 30, 2008, the auction rate securities will qualify in the calculation of Unrestricted Cash at 95% of their par value.  The Company believes the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome.

As of June 30, 2008, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability. However, based on the results of the Company as of June 30, 2008, the holdback subsequently decreased to 25% and as a result, on August 4, 2008, $17.5 million of the holdback was released to the Company.  Such amount is however included in restricted cash as of June 30, 2008.  If these specific financial triggers are not met in the future, or if the auction rate securities no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger and the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

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

•      economic conditions generally;

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

We are engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market) and the South Pacific, Australia and Asia. In April 2008, Hawaiian began service to Manila, Philippines and in May 2008, Hawaiian began service to Oakland, California.  Hawaiian is the largest airline headquartered in Hawaii and the seventeenth largest domestic airline in the United States.  As of June 30, 2008, Hawaiian’s operating fleet consisted of 11 leased Boeing 717-200 aircraft, 11 leased Boeing 767-300 aircraft and seven owned Boeing 767-300 aircraft.  As of June 30, 2008, Hawaiian has signed Letters of Intent for four leased Boeing 717-200 aircraft to be added to our current fleet during the third and fourth quarters of 2008, three leased Airbus A330-200 aircraft to be added to our fleet starting in 2011, two of which will replace existing Boeing 767-300 aircraft upon their lease expirations and lease extensions for four Boeing 767-300 aircraft in order for their expiration dates to coincide with our incoming Airbus A330-200 aircraft.  Based in Honolulu, Hawaiian had approximately 3,670 active employees as of June 30, 2008.

General information about us is available at http://www.hawaiianair.com/about/.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Recent Events

Current Environment

During the second quarter of 2008, the cost of aircraft fuel continued to escalate, averaging $3.63 per gallon and increasing 81.0% over the same period in 2007.  The cost of fuel has become the largest operating expense for the majority of the domestic carriers and, combined with weakness in the U.S. economy, has significantly affected the airline industry as a whole.  Continuing from the first quarter of 2008, domestic carriers have announced drastic changes to their businesses, including announcements of significant reductions in flight schedules with corresponding reductions in staff and grounding of airplanes in order to decrease overall capacity, allowing carriers to charge higher fares.  In addition, many airlines are charging for various ancillary items, including additional charges for checked baggage, charges for preferred seating on the aircraft, food service, and other miscellaneous items.

Despite initiatives to restructure operations, several airlines, including some of our competitors, have filed for bankruptcy protection.  Aloha Airlines (Aloha), ATA Airlines (ATA), Skybus Airlines (Skybus) and Frontier Airlines all filed for bankruptcy protection during March and April 2008, with Aloha, ATA and Skybus terminating their passenger service operations.

The Hawaii Market

While we are experiencing the same business challenges as the other domestic carriers with the increase in the cost of aircraft fuel, the recent events that took place within the Hawaii market have enabled us to continue to increase our capacity.  With Aloha and ATA both ceasing their passenger service operations in March and April 2008, the Hawaii market experienced significant capacity reductions both in the transpacific and interisland operations.  Aloha provided approximately 40% of the total capacity of the interisland market as well as approximately 6% of the total seat capacity from Hawaii to the West Coast, i.e. those markets generally competitive with our transpacific operations.  Aloha previously had service to Sacramento, San Diego, Santa Ana and Oakland, California and Reno and Las Vegas, Nevada.  ATA provided approximately 12% of total seat capacity or approximately 11 daily flights from Hawaii to the West Coast, including Los Angeles and Oakland, California, Las Vegas, Nevada and Phoenix, Arizona.

Since Aloha ceased its interisland passenger service operations at the end of March 2008, we have maintained an increased schedule in the interisland market, operating approximately 150 daily interisland flights between the islands of Oahu, Kauai, Maui and the Big Island.  Expansion of our flight capacity has been accomplished by increasing utilization of the existing interisland aircraft fleet, as well as deploying our spare Boeing 767-300 to interisland operations on a limited basis.  In order to more effectively and more efficiently serve the interisland market, we have signed Letters of Intent to lease four additional Boeing 717 aircraft to support our interisland operations.  We expect these aircraft to be added to our fleet beginning in the third and fourth quarters of 2008.

On May 1, 2008, we commenced nonstop daily service between Honolulu and Oakland, California in response to Aloha’s and ATA’s cessation of operations to this West Coast city.  The addition of this service was facilitated by the reallocation of aircraft capacity from other West Coast markets.  Aloha and ATA had both previously provided direct daily service between Honolulu and Oakland.  We continue to evaluate opportunities to adjust capacity and the markets we serve in the transpacific markets.

In conjunction with our increased operations, we have hired approximately 340 additional employees as of June 30, 2008, many of whom were previously employed by Aloha in the capacity of pilots, flight attendants, ramp agents and maintenance technicians.

Other Significant Events

On April 30, 2008, Hawaiian and Mesa Air Group, Inc. (Mesa) reached a settlement on their outstanding litigation, whereby Hawaiian received a cash payment of $52.5 million and Mesa withdrew its appeal of Hawaiian’s judgment.  See Note 2 in the Notes to the Consolidated Financial Statements.

On April 14, 2008, Hawaiian launched its nonstop service to Manila, Philippines with four scheduled round trip flights per week between Manila and Honolulu.  We are currently the only U.S. carrier providing nonstop service between Manila and Honolulu.

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

Hawaiian signed a codeshare and frequent flyer agreement with United Airlines (United), effective May 15, 2008, providing for more effective connections of United’s passengers to our interisland flights and enabling United’s Mileage Plus members to accrue and redeem frequent flyer miles on Hawaiian’s interisland connections.

On June 2, 2008, Hawaiian began trading on the NASDAQ Global Market under the symbol “HA”.  Additionally, on June 30, 2008, Hawaiian was added to the Russell 3000(R) Index, which is market cap weighted and measures the performance of the common stock of the largest 3000 companies incorporated in the United States and its territories.

Results of Operations

We had net income of $54.3 million ($1.14 per basic common share and $1.09 per diluted common share) on operating income of $48.5 million for the three months ended June 30, 2008 and net income of $34.4 million ($0.73 per basic common share and $0.71 per diluted common share) on operating income of $26.5 million for the six months ended June 30, 2008.  These results include a one-time litigation settlement of $52.5 million related to Hawaiian’s settlement of its lawsuit with Mesa.

For the three and six months ended June 30, 2008, our total passenger revenue increased by 32.9% and 26.7%, respectively, compared to the same periods in 2007 primarily due to the increase in yields and capacity on our interisland routes and increased yields on our transpacific routes.  The increases in yield results from the current environment whereby most airlines have increased their fares to compensate for fuel costs which significantly increased over last year.  The increase in capacity in our interisland routes is the result of additional flights that were added immediately after Aloha shutdown its interisland operations in the beginning of April 2008.

Our results of operations were significantly affected by increases in our cost of jet fuel and maintenance and materials expense.  For the three and six months ended June 30, 2008, Hawaiian’s cost per available seat mile (ASM) increased by 6.9% and 9.4% from the same periods in 2007, respectively, which includes the benefit of the $52.5 million litigation settlement.  Excluding the litigation settlement, Hawaiian’s cost per ASM increased by 27.7% and 20.0% for the three and six months ended June 30, 2008, respectively, primarily due to the cost of fuel.  Excluding both the litigation settlement and fuel, Hawaiian’s cost per ASM increased 9.4% and 4.9% compared to the same periods in 2007.  The cost of jet fuel is the single largest component of our operating expenses, comprising 45.6% and 39.4% of our total operating expenses for the three and six months ended June 30, 2008 and reflecting a 81.0% and 68.2% increase from the comparable three and six month periods in 2007.  Maintenance materials and repairs expense for the three and six months ended June 30,

2008 increased by 28.9% and 22.9% over the three and six months ended June 30, 2007 due to the increased utilization of our fleet, the timing of periodic maintenance activities and increased costs for maintenance services and materials.  We were able to alleviate some of these increases with savings in wages and benefits, catering and insurance.

Hawaiian Holdings, Inc.
Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2008		2007		2008		2007
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,154		1,766		3,884		3,428
Revenue passenger miles (RPM)	2,034,395		1,985,317		3,964,473		3,842,227
Available seat miles (ASM)	2,391,463		2,277,172		4,662,346		4,400,613
Passenger revenue per ASM (PRASM)	12.35	¢	9.76	¢	11.27	¢	9.43	¢
Passenger load factor (RPM/ASM)	85.1%		87.2%		85.0%		87.3%
Passenger revenue per RPM (Yield)	14.51	¢	11.19	¢	13.26	¢	10.79	¢

Total Operations:
Operating revenue per ASM	13.35	¢	10.56	¢	12.21	¢	10.27	¢
Operating cost per ASM (CASM)	11.32	¢	10.59	¢	11.64	¢	10.64	¢
Aircraft fuel expense per ASM	5.16	¢	2.95	¢	4.59	¢	2.85	¢
Litigation settlement per ASM	(2.20	)¢	—	¢	(1.12	)¢	—	¢
Revenue passengers flown	2,154		1,776		3,887		3,451
Revenue block hours operated (actual)	26,352		24,419		50,453		47,595
RPM	2,034,395		2,014,017		3,973,307		3,904,721
ASM	2,391,463		2,311,751		4,672,847		4,472,882
Gallons of jet fuel consumed	34,030		32,336		65,941		62,869
Average cost per gallon of jet fuel (actual) (a)	$3.63		$2.11		$3.25		$2.03

(a)             Includes applicable taxes and fees.

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007

During the three months ended June 30, 2008, we recognized net income of $54.4 million and operating income of $48.5 million, compared to a net loss of $3.9 million and operating loss of $0.6 million for the same three-month period in 2007.  This significant improvement is primarily due to the recognition of the one-time litigation settlement of $52.5 million related to Hawaiian’s settlement of its lawsuit with Mesa.  Consistent with the other domestic carriers, during the second quarter of 2008, we were able to increase our fares and adjust charges for various incidental services to help offset the increase in the price of fuel.  As a result, our operating revenue per ASM increased by 26.4% on a 3.4% increase in overall capacity.  Excluding the litigation settlement, our unit costs increased by 27.7% which included a 75.0% increase in aircraft fuel cost per ASM.  The significant differences between income and expense items for the second quarters of 2008 and 2007 are discussed below.

Operating Revenue. Operating revenue was $319.2 million for the three months ended June 30, 2008, a 30.7% increase over operating revenue of $244.2 million for the same three-month period in 2007.  Scheduled passenger revenue was $295.2 million for the three months ended June 30, 2008, compared to scheduled passenger revenue of $222.2 million for the same three-month period in 2007.  The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$24.9	18.9%	(2.6)%	(2.8)%
Interisland	42.8	34.3	37.3	27.9
South Pacific/Australia/Asia	5.4	3.2	33.8	71.6
Total scheduled	$73.1	29.7%	2.5%	5.0%

The significant increase in South Pacific/Australia/Asia ASM’s is a result of the start of our nonstop route between Honolulu and Manila commencing in April 2008 with four flights per week.  Other operating revenue for the three months ended June 30, 2008 was comparable to the three-month period in 2007.  A decrease in charter operating revenue was offset by increases in cargo revenue and incidental revenue.

Operating Expenses. Operating expenses were $270.7 million for the three months ended June 30, 2008, a $10.6 million increase from operating expenses of $244.8 million for the comparable three-month period in 2007.  The increase in operating expenses for the three-month period in 2008 was due primarily to increases in aircraft fuel, maintenance materials and repairs, and wages and benefits, the impact of which was offset by the litigation settlement of $52.5 million.

	Three months ended June 30, 2008	Change from three months ended June 30, 2007	Change
	(in thousands)

Operating expenses
Aircraft fuel, including taxes and oil	$123,377	$55,213	81.0	%(a)
Wages and benefits	64,958	5,012	8.4	(b)
Aircraft rent	23,322	(1,117)	(4.6)
Maintenance materials and repairs	29,960	6,724	28.9	(c)
Aircraft and passenger servicing	14,314	467	3.4
Commissions and other selling	20,148	5,152	34.4	(d)
Depreciation and amortization	11,755	586	5.2
Other rentals and landing fees	8,944	2,126	31.2
Litigation settlement	(52,500)	(52,500)	NM	(e)
Other	26,443	4,275	19.3	(f)
Total	$270,721	$25,938	10.6%

NM                          Not meaningful

(a)                                 The increase in aircraft fuel expense was due to a 68.1% increase in the raw price of fuel including taxes and delivery.  In addition, fuel consumption increased by 5.2% from the three-month period ended June 30, 2007 to the three-month period in 2008 primarily due to a 22% increase in flights on our interisland routes.

Aircraft fuel expense increased $55.2 million, or 81.0%, compared to the three months ended June 30, 2007.  The elements of the change are illustrated in the following table:

	Three Months Ended June 30
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	34,030	32,336	5.2%
Raw price per gallon, including taxes and delivery	$3.63	$2.16	68.1%
Total raw fuel expense	$123,377	$69,922	76.4%
Realized gains from settled SFAS 133 hedges	—	(1,758)	-100.0%
Aircraft fuel expense	$123,377	$68,164	81.0%

During the three months ended June 30, 2008, our fuel derivatives were not designated for hedge accounting under SFAS 133 and were marked-to-market.  As such, $8.9 million gains from our fuel hedging activities were not recorded as a reduction of aircraft fuel expense in operating activities, but rather as nonoperating income.  During the three months ended June 30, 2008, we realized gains on settled fuel derivative contracts of $8.3 million.  During this period, we recognized unrealized gains of $3.5 million on contracts that  will settle in future periods.  The market value of our fuel hedge derivatives as of June 30, 2008 was $4.9 million recorded in prepaid expenses and other in the unaudited Consolidated Balance Sheet.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense less gains realized through actual cash receipts received from hedge counterparties for fuel hedge derivatives settled in the period, offset by any premium expense we recognized.  Economic fuel expense for the three months ended June 30, 2008 and 2007 is calculated as follows:

	Three Months Ended June 30
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$123,377	$69,922	76.4%
Less realized gains on settlement of fuel derivative contracts	(8,336)	(1,758)	NM
Economic fuel expense	$115,041	$68,164	68.8%
Fuel gallons consumed	34,030	32,336	5.2%
Economic fuel costs per gallon	$3.38	$2.11	60.4%

NM Not meaningful

(b)             The increase in wages and benefits expense was primarily due to the following:

•                  Increased wages for our pilots, flight attendants and other operational personnel resulting from our increased operations starting in April 2008 after Aloha and ATA shut down their passenger service operations.  In order to staff the increased operations initially, we utilized our existing staff of pilots, flight attendants and operational personnel with increased hours at premium rates.

•                  A one-time bonus paid out in May 2008 to all of our employees in appreciation for their contributions during the past eighteen months.

•                  Offsetting those increases is a special charge recognized during the three months ended June 30, 2007 related to the voluntary separation packages offered to our employees affected by the outsourcing efforts and other costs related to the involuntary termination that started during the early part of 2007.

•                  A decrease in our wage and benefit expenses, primarily in the areas of accounting, reservations and information technology due to the outsourcing of certain functions of those areas as well as the involuntary terminations that started during the second quarter 2007.

(c)                                 The increase in maintenance materials and repairs expense was due primarily to increased costs incurred under our power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines due to increased utilization of our aircraft (approximately 9% more block hours were operated in the three months ended June 30, 2008 compared to the same period in 2007), as well as contractual rate increases in these arrangements.  In addition, we experienced increased maintenance activity on engines not in PBH programs, as well as additional landing gear overhaul events and a higher level of outsourced airframe maintenance.  We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as deposits, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)                                  The increase in commissions and other selling expenses was due primarily to increases in credit card fees, booking fees and commission expense due to an increase in sales, primarily due to Aloha and ATA no longer providing passenger service in the interisland and transpacific markets starting in early April 2008.  In addition, our frequent flyer expense increased as a result of an increase in the incremental cost component of our frequent flyer liability resulting from the rising fuel prices.

(e)                                  The $52.5 million credit reflects the cash settlement that was received on May 5, 2008 related to our litigation with Mesa.  See Note 2 in the Notes to the Consolidated Financial Statements.

(f)                                    The increase in other operating expense was primarily due to fees paid to third-party vendors for our outsourced reservations, information technology and accounting services.  The increased fees were offset by improvements in our wages and benefits expense.  In addition, during the three months ended June 30, 2008, we wrote off approximately $0.6 million of receivables from Aloha and ATA following their respective bankruptcy filings.

Nonoperating Income and Expense.  Nonoperating income, net was $5.9 million for the three months ended June 30, 2008, as compared to nonoperating expense, net of $4.6 million for the three months ended June 30, 2007.  The $10.5 million improvement from the three months ended June 30, 2007 to the three months ended June 30, 2008 was primarily due to the recognition of gains on heating oil futures and crude oil cap derivative instruments including $3.5 million in unrealized gains related to fuel derivative contracts settling in future periods.  We realized gains of $8.3 million on contracts that settled during the period, $2.9 million of which was recognized in previous periods on a mark-to-market basis.

Income Taxes.  We did not record an income tax expense for the three months ended June 30, 2008.  Based on results to date and current forecasts, we do not expect taxable income for the year ending December 31, 2008 (and have recorded a full valuation allowance).  The projected taxable loss for the year is triggered primarily by accelerated tax depreciation of aircraft that we acquired during 2006.  We recorded an income tax benefit of $1.3 million for the same period in 2007 primarily due to the tax benefit recognized in the three months ended June 30, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to tax year 2005.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

During the six months ended June 30, 2008, we recognized net income of $34.4 million and operating income of $26.5 million, compared to a net loss of $15.8 million and operating loss of $16.7 million for the same six-month period in 2007.  The significant improvement is primarily due to the recognition of the litigation settlement of $52.5 million related to Hawaiian’s settlement of its lawsuit with Mesa.  Consistent with the other domestic carriers, during the second quarter of 2008, we increased our fares and adjusted charges for various incidental services to help offset the increase in the price of fuel.  As a result, our operating revenue per available seat mile (ASM) increased by 18.9% on a 4.5% increase in overall capacity.  Excluding the litigation settlement, our unit costs increased 20.0% which included a 61.0% increase in aircraft fuel cost per ASM.  The significant differences between income and expense items for the six months ended June 30, 2008 and June 30, 2007 are discussed below.

Operating Revenue. Operating revenue was $570.5 million for the six months ended June 30, 2008, a 24.2% increase over operating revenue of $459.4 million for the same six-month period in 2007.  Scheduled passenger revenue was $525.6 million for the six months ended June 30, 2008, compared to scheduled passenger revenue of $414.7 million for the same six-month period in 2007.  The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$49.5	16.1%	0.8%	2.5%
Interisland	53.3	27.6	20.5	14.3
South Pacific/Australia/Asia	8.1	12.8	15.3	37.0
Total scheduled	$110.9	22.8%	3.2%	5.9%

Other operating revenue for the six months ended June 30, 2008 was comparable to other operating revenue for the six months ended June 30, 2007.  The decrease in charter revenue was offset by increases in cargo revenue and incidental revenue.

Operating Expenses. Operating expenses were $544.0 million for the six months ended June 30, 2008, a $67.9 million increase from operating expenses of $476.1 million for the comparable six-month period in 2007.  The increase in operating expenses for the six-month period in 2008 was due primarily to increases in aircraft fuel and maintenance materials and repairs, the impact of which was offset by the litigation settlement of $52.5 million.

	Six months ended June 30, 2008	Change from six months ended June 30, 2007	Change
	(in thousands)

Operating expenses
Aircraft fuel, including taxes and oil	$214,413	$86,955	68.2	%(a)
Wages and benefits	122,259	4,316	3.7	(b)
Aircraft rent	47,135	(1,444)	(3.0)
Maintenance materials and repairs	59,335	11,037	22.9	(c)
Aircraft and passenger servicing	27,986	49	0.2
Commissions and other selling	36,319	7,939	28.0	(d)
Depreciation and amortization	23,774	2,379	11.1
Other rentals and landing fees	17,113	3,310	24.0	(e)
Litigation settlement	(52,500)	(52,500)	NM	(f)
Other	48,156	5,846	13.8	(g)
Total	$543,990	$67,887	14.3%

NM                           Not meaningful

(a)                                  The increase in aircraft fuel expense was due to a 59.0% increase in the raw price of fuel including taxes and delivery.  In addition, fuel consumption increased by 4.9% from the six-month period ended June 30, 2007 to the six-month period in 2008 primarily due to an 11% increase in flights on our interisland routes.

Aircraft fuel expense increased $87.0 million, or 68.2%, compared to the six months ended June 30, 2007.  The elements of the change are illustrated in the following table:

	Six Months Ended June 30
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	65,941	62,869	4.9%
Raw price per gallon, including taxes and delivery	$3.26	$2.05	59.0%
Total raw fuel expense	$214,797	$129,083	66.4%
Hedge impact	(384)	(1,625)	-76.4%
Aircraft fuel expense	$214,413	$127,458	68.2%

During the six months ended June 30, 2008, our fuel derivatives were not designated for hedge accounting under SFAS 133 and were marked-to-market.  As such, $14.5 million gains from our fuel hedging activities were not recorded as a reduction of aircraft fuel expense in operating activities, but rather as nonoperating income.  During the six months ended June 30, 2008, we realized gains on settled fuel contracts of $12.9 million.  During this period, we recognized unrealized gains of $4.9 million on contracts that will settle in future periods.  The market value of our fuel hedge derivatives as of June 30, 2008 was $4.9 million recorded in prepaid expenses and other in the unaudited Consolidated Balance Sheet.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense less gains realized through actual cash receipts received from hedge counterparties for fuel hedge derivatives settled in the period, offset by any premium expense we recognized.  Economic fuel expense for the six months ended June 30, 2008 and 2007 is calculated as follows:

	Six Months Ended June 30
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$214,797	$129,083	66.4%
Less realized gains on settlement of fuel derivative contracts	(13,249)	(1,625)	NM
Economic fuel expense	$201,548	$127,458	58.1%
Fuel gallons consumed	65,941	62,869	4.9%
Economic fuel costs per gallon	$3.06	$2.03	50.8%

(b)                                 The increase in wages and benefits expense was primarily due to the following:

•                  Increased wages for our pilots, flight attendants and other operational personnel resulting from our increased operations starting in April 2008 after Aloha and ATA shut down their passenger service operations.  In order to staff the increased operations initially, we utilized our existing staff of pilots, flight attendants and operational personnel with increased hours at premium rates .

•                  A one-time bonus payout to all of our employees in appreciation for their contributions during the past eighteen months.

•                  Offsetting those increases is a special charge recognized during the six months ended June 30, 2007 related to the voluntary separation packages offered to our employees affected by the outsourcing efforts and other costs related to the involuntary termination that started during the first half of 2007.

•                  A decrease in our wage and benefit expenses, primarily in the areas of accounting, reservations and information technology due to the outsourcing of certain of those functions of those areas as well as the involuntary terminations that started during the second quarter of 2007.

(c)                                 The increase in maintenance materials and repairs expense was due primarily to two additional Boeing 767 aircraft heavy checks being completed during the six months ended June 30, 2008 compared to the same period in 2007, as well as the cost per heavy check performed during 2008 being higher than those performed during 2007 due to the workload of the specific checks required during the period.  In addition, PBH engine maintenance charges increased during the quarter due to higher utilization of our Boeing 717-200 aircraft for our increased interisland operations (approximately 13% more block hours were operated in the six months ended June 30, 2008 compared to the same period in 2007) as well as contractual rate increases in these arrangements.  We also experienced an increase in maintenance activity on engines not in PBH programs.  We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)                                 The increase in commissions and other selling expenses was due primarily to increases in credit card fees, booking fees and commission expense due to an increase in sales.  In addition, our frequent flyer expense increased as a result of an increase in the incremental cost component of our frequent flyer liability resulting from the rising fuel prices.

(e)                                 The increase in other rentals and landing fees is primarily due to increased rates on our landing fees and space rent at airports in Hawaii, as well as increased landings for the increased flights on our interisland routes.

(f)                                   The $52.5 million credit reflects the cash settlement that was received on May 5, 2008 related to our litigation with Mesa.  See Note 2 in the Notes to the Consolidated Financial Statements.

(g)                                The increase in other operating expense was primarily due to fees paid to third-party vendors for our outsourced reservations, information technology and accounting services.  The increased fees were offset by improvements in our wages and benefits expense.  In addition, during the three months ended June 30, 2008, we wrote off approximately $0.6 million of receivables from Aloha and ATA following their respective bankruptcy filings.

Nonoperating Income and Expense.  Nonoperating income, net was $8.0 million for the six months ended June 30, 2008, as compared to nonoperating expense, net of $8.3 million for the six months ended June 30, 2007.  The $16.2 million improvement from the six months ended June 30, 2007 to the six months ended June 30, 2008 was primarily due to gains on  heating oil futures and crude oil cap derivative instruments including $4.9 million in unrealized gains related to fuel derivative contracts settling in future periods. We realized gains of $12.9 million on contracts that settled during the period, $3.3 million of which was recognized in previous periods on a mark-to-market basis.

Income Taxes.  We did not record an income tax expense for the six months ended June 30, 2008.  Based on results to date and current forecasts, we do not expect taxable income for the year ending December 31, 2008 (and have recorded a full valuation allowance).  The projected taxable loss for the year is triggered primarily by accelerated tax depreciation of aircraft that we acquired during 2006.  We recorded an income tax benefit of $9.2 million for the same period in 2007 primarily due to the tax benefit recognized in the six months ended June 30, 2007 resulting from operating losses which will be fully recovered by the availability of carrybacks to tax year 2005.

Liquidity and Capital Resources

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings, including the loan agreements entered into in December 2006 to finance the purchase of three previously leased Boeing 767-300ER aircraft and two credit facilities entered into in June 2005 in connection with Hawaiian’s plan of reorganization which were subsequently amended in March 2006.  These financial arrangements are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007.  Substantially all of our assets are pledged under our existing credit facilities.

Cash, cash equivalents and short-term investments were $190.9 million as of June 30, 2008, which was $46.4 million higher than at December 31, 2007, primarily due to a $52.5 million cash receipt from our litigation settlement with Mesa as well as a significant increase in sales in April and May 2008 due to the shutdown of Aloha.  Offsetting those increases was the reclassification of $35.5 million of auction rate securities from short-term investments to long-term investments as of June 30, 2008.  See further discussion below.  We also had restricted cash on those dates of $56.1 million and $38.7 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers.  Hawaiian’s cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities increased by $45.7 million from the six months ended June 30, 2007 to the six months ended June 30, 2008 which was due to the $52.5 million cash receipt from our litigation settlement with Mesa as well as a significant increase in sales in April and May 2008 arising from the shutdown of passenger operations by Aloha and ATA, offset by the increase in fuel prices.

Net cash used by investing activities was $14.7 million during the six months ended June 30, 2008 compared to net cash used of $19.4 million for the comparable period in 2007.  The net cash used of $14.7 million for the six months ended June 30, 2008 was primarily due to $13.8 million of progress payments related to the purchase of the Airbus aircraft, as well as progress payments on four spare Rolls Royce engines for the Airbus fleet.  See below for further discussion.  In addition, during the six months ended June 30, 2008, we had an increase in our net sales of short-term investments. The net cash used of $19.4 million during the six months ended June 30, 2007 was due to $18.6 million of capital expenditures primarily related to modifications and overhauls of a used Boeing 767-300 aircraft purchased in March 2006 which was placed into service in May 2007.

Financing activities for the six months ended June 30, 2008 used net cash of approximately $11.0 million and financing activities for the six months ended June 30, 2007 used net cash of approximately $11.6 million.  In both periods, the primary use of cash for financing activities was related to repayments on our long-term debt and capital lease obligations.

Capital Expenditures

In January 2008, we executed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft. We paid an initial deposit in 2007 as well as additional deposits in 2008 upon signing the purchase agreement. Following execution of the agreement, the combined deposit became non-refundable. Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer.  In connection with the agreement, the manufacturer has provided backstop financing for the acquisition of up to four aircraft. In order to complete the purchase of these aircraft, we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase rights we exercise and the amount of cash we generate through operations prior to delivery of the aircraft. We will explore various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us.  In conjunction with the purchase of the Airbus aircraft, we also entered into a Memorandum of Understanding with Rolls Royce to purchase four spare engines, for which we paid a deposit of $3.4 million during the three months ended June 30, 2008.  These deposits were recorded in long-term prepayments and other in the unaudited Consolidated Balance Sheet as of June 30, 2008.

During the three months ended June 30, 2008, we also signed Letters of Intent for the lease of four Boeing 717-200 aircraft with expected delivery during the third and fourth quarters of 2008, Letters of Intent for the lease of three additional Airbus A330-200 aircraft with expected delivery dates in 2011, two of which will replace existing Boeing 767-300 aircraft upon their lease expirations and Letters of Intent for lease extensions on four of our currently leased Boeing 767-300 aircraft in order for the expirations of those leases to coincide with our delivery dates of two of the leased Airbus A330-200 aircraft.  As the leases have not been finalized, we are not yet able to determine how they will be accounted for, not have we determined the actual amount of additional financial commitments that will result from these transactions.

Mesa Settlement

On April 30, 2008, Hawaiian and Mesa Air Group, Inc. (Mesa) reached a settlement of its lawsuit regarding Mesa’s misuse of confidential and proprietary information obtained during Hawaiian’s Chapter 11 plan of reorganization in 2004.  Under the terms of the settlement agreement, Hawaiian received a cash payment of $52.5 million and Mesa withdrew its appeal of the $80 million judgment (plus interest, attorney’s fees and costs) awarded against Mesa by the United States Bankruptcy Court in October 2007.  Hawaiian received full payment of the $52.5 million settlement on May 5, 2008 and recognized a gain equal to the proceeds received, during the second quarter of 2008.

Covenants under our Financing Arrangements

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of June 30, 2008, we were in compliance with these covenants. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $56.1 million at June 30, 2008. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor (Credit Card Agreement) also contains financial triggers which provide for adjustment in the holdback percentage based on our balance of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and levels of debt service coverage and operating income. As of June 30, 2008, the holdback was at the contractual level of 40% of the applicable credit card air traffic liability.  However, based on our the results as of June 30, 2008, the holdback subsequently decreased to 25% and as a result, on August 4, 2008, $17.5 million of the holdback was released to us.  Given the volatility of fuel prices and continued pressure on passenger yields due to competitive and market circumstances, we cannot guarantee that our financial performance in future periods will not require increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased.

Auction Rate Securities

At December 31, 2007, we had $42.9 million invested in AAA/Aaa rated tax-exempt municipal auction rate securities, which were included in short-term investments.  These auction rate securities are long-term bonds that resemble short-term instruments because their interest rates are reset periodically through an auction process—every seven days.  Beginning in February 2008, the auctions for these securities were unsuccessful, resulting in our inability to achieve immediate liquidity through the auction process.  As a result of the illiquidity in the market following the auction failures, we have recorded a temporary impairment charge of $1.2 million through our accumulated other comprehensive income, resulting in a fair value of $41.6 as of June 30, 2008.  Subsequent to June 30, 2008, we sold $5.0 million in auction rate securities and received a mandatory redemption payment of $1.2 million in July 2008.  As a result of these transactions, we reclassified $6.2 million of the auction rate securities from long-term investments to short-term investments as of June 30, 2008.  Aside from these transactions, we continue to believe that the market for these instruments may take in excess of twelve months to fully recover.  As a result, we classified the remaining auction rate securities as long-term investments in the unaudited Consolidated Balance Sheets as of June 30, 2008.  We do not presently believe that the auction failures reflect an increased risk of default for our auction rate securities; however, we will continue to evaluate the market factors in subsequent periods.  If future evaluations of our auction rate securities indicate that impairment is other than temporary, in addition to adjusting the carrying value of the securities, we would also record an impairment charge through our statement of operations, which could be significant.

After these securities began experiencing the auction failures described above, we obtained a letter supplement to the Credit Card Agreement which enables us to continue to include the full amount of the auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008, provided that a AAA rating from Standard & Poor’s (S&P) is assigned to such securities as of the quarter ended immediately preceding the measurement date, regardless of their classification on our unaudited Consolidated Balance Sheets. The current rating of the security is AA, which is comprised of an A+ rating for the issuer and a bond insurance supplement provided by Ambac which increases the rating to AA. Generally, if a AAA rating from S&P is not maintained then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. As of June 30, 2008, the auction rate securities will qualify in the calculation of Unrestricted Cash at 95% of their par value.  We believe the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome. If the auction rate securities no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger and we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, our holdback could increase to an amount up to 100%.

Pension and Postemployment Benefit Plan Funding

Hawaiian made scheduled contributions of $4.0 million during the three and six months ended June 30, 2008 to its defined benefit pension and disability plans, and anticipates contributing $1.7 million during the remainder of 2008.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Fair value measurements.  We adopted Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  For additional information on the fair value of certain financial assets and liabilities, see Note 4 to the consolidated financial statements.

Under SFAS 157, Hawaiian utilizes several valuation techniques in order to assess the fair value of our financial assets and liabilities.  We use the discounted cash flow method which requires us to make certain assumptions on key variables used to calculate the fair value of the auction rate securities.  These key variables include interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities.  The discount rate is based on the credit quality of the underlying investments and a factor to further discount the investments for the illiquidity currently present in the market for these securities.  Based on these assumptions, we recorded a temporary impairment charge of $1.2 million through other comprehensive income.  If future evaluations of our auction rate securities indicate that impairment is other than temporary, in addition to adjusting the carrying value of the securities, we would also record an impairment charge through earnings, which could be significant.

Aircraft maintenance and repair costs. Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred, on the basis of hours flown per contract. Under the terms of our power-by-the-hour agreements, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas, at the expiration of certain other of our existing aircraft lease agreements, any such excess amounts are returned to us provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize significantly less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years and the six months ended June 30, 2008 is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2005	25,338	12,593	(7,542)	30,389
2006	30,389	14,604	(8,504)	36,489
2007	36,489	12,663	(5,413)	43,739
Six months ended June 30, 2008	43,739	6,329	(101)	49,967
Fair value adjustments (1)				(3,343)
Deposits not considered probable of recovery (2)				(10,316)
Recorded balance at June 30, 2008				$36,308

(1)

We recorded Hawaiian’s maintenance deposits at fair value upon Hawaiian’s emergence from bankruptcy on June 2, 2005. The individual line items in the table do not reflect our recorded fair value adjustments (which related primarily to recording the deposits at their net present value as of June 2, 2005, based on the anticipated dates the underlying maintenance would be performed).

(2)

Non-refundable amounts that are not considered probable of being used to fund future maintenance expense are recognized as additional aircraft rental expense. In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

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

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of our operating expense. Fuel costs represented 39.4% and 29.3%, respectively, of our operating expenses for the six months ended June 30, 2008 and the year ended December 31, 2007.  Based on gallons expected to be consumed in 2008, for every one-cent increase in the cost of jet fuel, our annual fuel expense increases by approximately $1.4 million.

During the six months ended June 30, 2008, Hawaiian entered into heating oil futures contracts and crude oil caps. Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. Our heating oil futures contracts are traded on the New York Mercantile Exchange (NYMEX) and therefore, the fair value of these contracts are based on their quoted market prices.  Crude oil caps are option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period. These heating oil futures contracts and crude oil caps were not designated as hedges under  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As of June 30, 2008, the fair value of our heating oil future contracts and crude oil caps totaled $4.9 million and is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheet.

As of June 30, 2008, Hawaiian had entered into heating oil future contracts and crude oil caps to hedge approximately 10% of its third quarter 2008 consumption.  Certain of these contracts have settled as of this date. Hawaiian’s future contracts as of June 30, 2008 are outlined in the table below:

	Average Heating Oil Contract Price Per Gallon	Gallons Hedged	Percentage of Quarterly Consumption Hedged
		(thousands)
Third Quarter 2008	$2.407	3,192	10%

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, and synthetic collars.  Subsequent to the second quarter of 2008, we have added contracts to provide additional price protection for our anticipated fuel requirements for the remainder of 2008.  As of July 31, 2008, we have hedged approximately 32 percent and 11 percent of our anticipated third and fourth quarter consumption, respectively.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our heating oil futures and crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

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

At June 30, 2008, we had $79.1 million of fixed rate debt, including capital leases of $0.7 million, and $153.6 million of variable-rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR.  Interest rates on the LIBOR indexed loans adjust either monthly or quarterly.  The Wells Fargo Bank Prime Rate was 5.0% and one-month LIBOR and six-month LIBOR were 2.46% and 3.11%, respectively, on such date.  We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of June 30, 2008, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $1.7 million as of June 30, 2008.

ITEM 4.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of June 30, 2008 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

Mesa Air Group

On February 13, 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii, Hawaiian Airlines, Inc. v. Mesa Air Group, Inc., Adversary Proceeding No. 06-90026 (Bankr. D. Haw.). The complaint alleged that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that was provided by Hawaiian to Mesa in April and May 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. The complaint also sought turnover of any of Hawaiian’s confidential information in Mesa’s possession.  On October 30, 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. On April 30, 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian would receive a cash payment of $52.5 million and Mesa would withdraw its appeal of Hawaiian’s judgment. On May 5, 2008, Hawaiian received full payment of the $52.5 million settlement, and as a result, recognized a gain equal to the proceeds received, during the second quarter of 2008.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

Item 1A.              RISK FACTORS.

The following is an update to our Item 1A – Risk Factors contained in our 2007 Form 10-K.  For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

The State of Hawaii, which is uniquely dependent upon and affected by air transportation, now seeks to impose new state laws and regulations on the airline industry that could have an adverse effect on our financial condition and results of operations.

Hawaii is uniquely dependent upon and affected by air transportation.  The recent bankruptcies and shutdowns of air carriers such as Aloha Airlines and ATA have profoundly affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns.  For example, House Bill 2250 HD1, now Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation.  Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii’s governor, within the State Department of Transportation.  The commission would examine and certify all interisland carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers.  Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to the enactment of federal legislation permitting its implementation.

Similarly, in its continuing effort to protect its fragile ecosystem against invasive species from outside the State, it enacted House Bill 2843 CD1, now Act 3 of the 2008 Special Session, through another veto override on July 8, 2008.  This Act expands the items subject to Hawaii State Department of Agriculture inspection, quarantine, and eradication service fee (inspection fee) to include any freight brought into the State starting August 1, 2008.  However, the law passed without a detailed plan for its implementation and the State has postponed its effectiveness indefinitely.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 20, 2008, we held our annual meeting of stockholders.  At the meeting, our stockholders voted for nine directors, electing Gregory S. Anderson, L. Todd Budge, Donald J. Carty, Mark B. Dunkerley, Thomas B. Fargo, Lawrence S. Hershfield, Randall L. Jenson,  Bert T. Kobayashi, Jr., and Crystal K. Rose as members of our Board of Directors.  The results of the voting were as follows:

Proposal	Votes For	Votes Withheld

Election of Gregory S. Anderson	37,628,044	243,563

Election of L. Todd Budge	37,702,749	168,858

Election of Donald J. Carty	37,602,951	268,656

Election of Mark B. Dunkerley	37,708,070	162,537

Election of Thomas B. Fargo	37,522,794	348,813

Election of Lawrence S. Hershfield.	37,628,885	246,725

Election of Randall L. Jenson	37,647,876	223,731

Election of Bert T. Kobayashi, Jr.	37,601,657	269,950

Election of Crystal K. Rose	37,651,608	219,999

ITEM 5.              OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Exhibit No.	Description

10.1

Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement, entered into as of June 26, 2008, by and between Airbus S.A.S. and Hawaiian Airlines, Inc.(filed in redacted form since confidential treatment has been requested for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

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

HAWAIIAN HOLDINGS, INC.

August 5, 2008	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President,
Chief Financial Officer and Treasurer