Form 10-Q
period 2008-09-30
HAWAIIAN HOLDINGS  INC
filed 2008-11-05
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

As of October 20, 2008, 51,467,364 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Revenue:
Passenger	$312,028	$247,728	$837,554	$662,443
Cargo	10,775	8,111	27,553	22,555
Charter	1,130	2,607	2,274	7,223
Other	15,985	14,061	42,948	39,649
Total	339,918	272,507	910,329	731,870

Operating Expenses:
Aircraft fuel, including taxes and oil	131,233	76,821	345,646	204,279
Wages and benefits	61,646	53,585	183,905	171,528
Aircraft rent	24,041	24,629	71,176	73,208
Maintenance materials and repairs	23,950	21,122	83,285	69,420
Aircraft and passenger servicing	13,859	13,172	41,845	41,109
Commissions and other selling	10,394	14,056	46,710	42,436
Depreciation and amortization	11,922	11,958	35,696	33,353
Other rentals and landing fees	10,470	7,521	27,583	21,324
Litigation settlement	—	—	(52,500)	—
Other	25,094	24,091	73,211	66,390
Total	312,609	246,955	856,557	723,047

Operating Income	27,309	25,552	53,772	8,823

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(4,777)	(6,397)	(15,257)	(19,353)
Interest income	1,913	2,729	5,773	7,924
Capitalized interest	—	—	—	1,309
Gains (losses) on fuel derivatives	(9,182)	(238)	5,269	(1,984)
Other, net	(668)	174	(532)	109
Total	(12,714)	(3,732)	(4,747)	(11,995)

Income (Loss) Before Income Taxes	14,595	21,820	49,025	(3,172)

Income tax expense (benefit)	8,558	2,243	8,558	(6,916)

Net Income	$6,037	$19,577	$40,467	$3,744

Net Income Per Common Stock Share:
Basic	$0.13	$0.41	$0.85	$0.08
Diluted	$0.12	$0.41	$0.81	$0.08

Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,828	47,203	47,571	47,190
Diluted	52,078	47,305	49,883	47,362

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets (in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$211,371	$94,096
Restricted cash	34,730	38,720
Short-term investments	13,450	50,388
Total cash, restricted cash and short-term investments	259,551	183,204
Accounts receivable, net of allowance for doubtful accounts of $901 and $608 as of September 30, 2008 and December 31, 2007, respectively	45,363	40,622
Spare parts and supplies, net	20,084	19,035
Prepaid expenses and other	19,321	24,522
Total	344,319	267,383

Property and equipment, less accumulated depreciation and amortization of $65,288 and $44,290 as of September 30, 2008 and December 31, 2007, respectively	286,270	270,734

Other Assets:
Long-term prepayments and other	48,598	41,491
Long-term investments	34,100	—
Intangible assets, net of accumulated amortization of $78,150 and $60,562 as of September 30, 2008 and December 31, 2007, respectively	121,520	139,109
Goodwill	108,387	104,682
Total Assets	$943,194	$823,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,875	$37,239
Air traffic liability	267,685	215,581
Other accrued liabilities	50,989	42,391
Current maturities of long-term debt and capital lease obligations	25,593	23,905
Total	383,142	319,116

Long-Term Debt and Capital Lease Obligations.	207,257	215,926

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	97,500	94,020
Other liabilities and deferred credits	62,821	60,998
Total	160,321	155,018

Commitments and Contingencies

Shareholders’ Equity:
Special preferred stock, three shares outstanding as of September 30, 2008 and December 31, 2007	—	—
Common stock, 51,467,364 shares and 47,241,200 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	515	472
Capital in excess of par value	236,077	213,200
Accumulated deficit	(136,750)	(177,217)
Accumulated other comprehensive income (loss):
Funded status of pension and postretirement benefits	94,013	96,439
Unrealized gain (loss) on hedge instruments and short-term investments	(1,381)	445
Total	192,474	133,339
Total Liabilities and Shareholders’ Equity	$943,194	$823,399

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Net cash provided by Operating Activities	$141,445	$93,500

Cash flows from Investing Activities:
Additions to property and equipment	(10,137)	(23,373)
Progress payments on flight equipment	(13,814)	—
Purchases of short-term investments	(15,784)	(65,270)
Sales of short-term investments	17,180	55,978
Net cash used in investing activities	(22,555)	(32,665)

Cash flows from Financing Activities:
Proceeds from short-term borrowings	8,000	—
Proceeds from exercise of stock options	2,306	64
Proceeds from warrant conversions	12,955	—
Tax benefit from exercise of stock options	946	—
Debt issuance costs	—	(178)
Repayments of long and short-term debt and capital lease obligations	(25,822)	(17,158)
Net cash used in financing activities	(1,615)	(17,272)

Net increase in cash and cash equivalents	117,275	43,563

Cash and cash equivalents - Beginning of Period	94,096	66,852

Cash and cash equivalents - End of Period	$211,371	$110,415

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands and between the Hawaiian Islands and certain cities in the Western United States, the South Pacific, Australia and the Philippines. As of September 30, 2008, Hawaiian operated a fleet of 11 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft primarily for its transpacific, South Pacific, Australia, Asia and charter routes.  On October 3, 2008, Hawaiian added its twelfth Boeing 717-200 aircraft into revenue service on the interisland routes, and it plans to introduce three additional Boeing 717-200 aircraft into operations during the fourth quarter of 2008 and the first quarter of 2009.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments unless otherwise disclosed, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations common to the airline industry and Hawaiian, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto of Hawaiian Holdings, Inc., included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Frequent Flyer Program

HawaiianMiles, Hawaiian’s frequent flyer travel program, provides a variety of awards to program members based on accumulated mileage.  The estimated cost of providing free travel on Hawaiian or on certain other airlines, and for goods and services provided by other participating partners, is recognized as a liability and charged to operations as program members accumulate mileage.  The incremental cost for travel provided by Hawaiian includes the cost of fuel, passenger meals, beverages and other in-flight supplies, passenger liability insurance, reservations and ticketing, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation.  The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles program.

Effective September 1, 2008, the Company modified the award levels of its HawaiianMiles frequent flyer program, requiring an increased number of frequent flyer miles to be redeemed for free air travel on Hawaiian.  As a result of this modification, the Company decreased its frequent flyer liability by approximately $5.0 million, which was recorded as a reduction in Commissions and other selling expense.  A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

2. Litigation Settlement

In February 2006, Hawaiian filed a complaint in the United States Bankruptcy Court for the District of Hawaii (Bankruptcy Court) against Mesa Air Group, Inc. (Mesa), alleging that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian’s efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. On October 30, 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. On April 30, 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian would receive a cash payment of $52.5 million and Mesa would withdraw its appeal of Hawaiian’s judgment.  On May 5, 2008, Hawaiian received full payment of the $52.5 million settlement, and as a result, recognized a gain equal to the proceeds received, during the second quarter of 2008.

3. Earnings Per Share

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	47,828	47,203	47,571	47,190
Assumed exercise of equity awards and warrants	4,250	102	2,312	172
Weighted average common stock shares outstanding - Diluted	52,078	47,305	49,883	47,362

Net income per common stock share:

Basic	$0.13	$0.41	$0.85	$0.08

Diluted	$0.12	$0.41	$0.81	$0.08

Options and other equity awards to acquire approximately 0.2 million and 1.2 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three and nine months ended September 30, 2008, respectively, and options to acquire approximately 2.5 million and 2.3 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three and nine months ended September 30, 2007, respectively, because the effect of including the options would have been antidilutive. In addition, 0.1 million and 4.0 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008 and 9.5 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted net income per common stock share for the three and nine months ended September 30, 2007 because the effect of including such shares would have been antidilutive.

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

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

Level 3 – Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$181,078	$165,610	$15,468	$—
Short-term investments	13,450	997	12,453	—
Long-term investments	34,100	—	—	34,100
Total assets measured at fair value	$228,628	$166,607	$27,921	$34,100
Liabilities:
Fuel derivative contracts*	$3,054	$—	$3,054	$—
Total liabilities measured at fair value	$3,054	$—	$3,054	$—

*In the table above, fuel derivative contracts do not reflect $2.1 million of cash collateral that was required to be posted with our counterparties as of September 30, 2008.  As of September 30, 2008, fuel derivative contracts of $3.1 million are reflected net of the $2.1 million of collateral in Other accrued liabilities in the unaudited Consolidated Balance Sheets.

Cash equivalents and Short-term investments.  The Company has classified its money market securities that are considered to be highly liquid and easily tradable as Level 1 within the fair value hierarchy.  These securities are valued using inputs observable in active markets for identical securities.  The Company’s investments in commercial paper and mortgage-backed securities are classified as Level 2 investments.  The fair value of the commercial paper and mortgage-backed securities are valued using inputs observable in active markets for similar securities.

Long-term investments.  At September 30, 2008, the Company held auction rate security tax-exempt bond investments at a par value of $35.5 million and a fair value of $34.1 million. The contractual maturities for these auction rate securities are approximately 20 years with an interest rate currently equal to the seven-day London Interbank Bank Offered Rate (LIBOR) plus 1.50% which is reset every seven days.  Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments held by the Company experienced failures and have continued to fail through the third quarter.  While the Company continues to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not currently auctioning on a regular basis and therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value and the auction rate securities were transferred from Level 1 to Level 3 during the first quarter of 2008.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities as of September 30, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including a liquidity discount, timing and amount of cash flows and expected holding periods of the auction rate securities. The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements and a factor to further discount the investments for the illiquidity currently present in the market for these securities. Based on this assessment of fair value, and as a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $1.4 million to accumulated other comprehensive income as of September 30, 2008.

The Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover.  As a result, the Company continues to classify the remaining investments as long-term investments in the unaudited Consolidated Balance Sheet at September 30, 2008.  Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  At this time, because the Company has the ability and intent to hold these securities until the anticipated recovery of their value, the Company does not believe the securities are other-than-temporarily impaired or that the failures of the auction process will have a material impact on the Company’s liquidity or financial position.  The Company continues to monitor the market for auction rate securities and consider its impact, if any, on the fair value of the investment.  If the Company determines that any future valuation adjustment was other than temporary, it would record a charge to earnings as appropriate.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil).  These fuel derivative contracts are not traded on public exchanges.  The fair value of these instruments are determined based on inputs that are readily available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

The following table presents the reconciliation of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2008 (in thousands):

Auction rate securities (Level 3)
Balance as of December 31, 2007	$—
Transfers to Level 3	42,925
Purchases	—
Realized and unrealized net losses:
Included in earnings	—
Included in other comprehensive income	(1,400)
Settlements	(7,425)
Balance as September 30, 2008	$34,100

5. Debt and Common Stock Warrant

In September 2008, the Company issued an aggregate of 3,549,998 shares of its common stock upon the exercise of outstanding warrants at an exercise price of $5.00 per share.  The warrants were originally issued to certain of the Company’s lenders in connection with the provision of additional credit in 2006.  The Company became entitled to force the exercise of the warrants pursuant to their terms because the average closing price of the Company’s common stock was equal to or greater than $9.00 per share for a period of 30 consecutive calendar days ending September 15, 2008.  Pursuant to the terms of the warrants, the holders were permitted to make payment to the Company (i) in cash, (ii) by reducing the principal amount of the term loan due to such holder, if applicable, or (iii) any combination thereof.  As a result of the exercise of the warrants, the Company received proceeds of $13.0 million in cash, and $4.8 million in aggregate principal amount of tendered term loan securities.

6. Leases

During the third quarter of 2008, the Company executed a lease agreement for one Boeing 717-200 aircraft.  The Company determined that this lease meets the criteria of a capital lease in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS 13) and therefore has recorded a capital asset and capital lease obligation in the amount of $14.3 million as of September 30, 2008.  During October 2008, the Company executed a lease agreement for a second Boeing 717-200 aircraft which also meets the criteria of a capital lease and will be recorded as a capital asset and capital lease obligation in the amount of $11.3 million during the fourth quarter.  The Company anticipates executing lease agreements for two additional Boeing 717-200 aircraft during the fourth quarter of 2008 and expects that these leases will contain terms that are substantially similar to the two executed lease agreements.

During October 2008, the Company executed lease agreements for three Airbus A330-200 aircraft with expected delivery dates in 2010 and 2011 which are expected to be accounted for as operating leases.  Concurrently with the signing of the leases for the Airbus A330-200 aircraft, the Company extended two of its leases for Boeing 767-300 aircraft in order for their leases to extend to the delivery dates of the Airbus A330-200 aircraft, and the Company extended leases for two other Boeing 767-300 aircraft for a period of six years.  Future minimum lease payments described in Note 7 to the audited financial statements included in the Company’s 2007 Annual Report on Form 10-K will increase by approximately $514.8 million as a result of the new and extended A330-200 and Boeing 767-300 leases.

7. Employee Benefit Plans

Net periodic defined benefit pension and other postemployment and postretirement benefit expense for the three and nine months ended September 30, 2008 and 2007 included the following components (in thousands).

	Three months ended Septemeber 30,		Nine months ended September 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007

Service cost	$1,656	$2,286	$4,968	$7,632
Interest cost	5,794	5,614	17,381	17,285
Expected return on plan assets	(5,202)	(5,217)	(15,606)	(15,240)
Amortization of net actuarial gains	(812)	(1,032)	(2,438)	(1,851)
Amortization of prior service costs	4	—	12	—

Net periodic benefit cost	$1,440	$1,651	$4,317	$7,826

During the second quarter of 2008, the Company determined that there was an error in its Retirement Plan for Pilots of Hawaiian Airlines, Inc., which was not discovered until the accrual of new benefits ceased for certain plan participants effective on January 1, 2008, which caused the Company’s Accumulated pension and other postretirement benefit obligation and Goodwill to be understated by $3.5 million.  The impact to employee benefits expense was negligible for all periods.  Because the impact of the error was not material to the Company’s financial statements for either the current or prior periods, the Company corrected its accounting for the accumulated pension benefit obligation during the second quarter of 2008.

The Company made scheduled contributions of $1.7 million and $5.7 million during the three and nine months ended September 30, 2008, respectively, satisfying our minimum funding requirements for the calendar year 2008.

8. Fuel Hedge Contracts

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil).  During the three and nine months ended September 30, 2008, the Company has primarily used heating oil futures contracts, crude oil caps and synthetic collars to hedge against its aircraft fuel expense.  These derivative instruments were not designated as effective hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are marked-to-market through other nonoperating (income) expense in the period of change.

During the three and nine months ended September 30, 2007, the Company hedged its aircraft fuel expense utilizing jet fuel forward contracts which were designated as cash flow hedges under SFAS 133.  All periodic changes in fair value of these jet fuel forward contracts were recorded in accumulated other comprehensive income and recognized as a component of aircraft fuel expense when the underlying fuel being hedged was consumed.  Any ineffective portion of a change in fair value was immediately recognized into earnings as a component of other nonoperating (income) expense.

The table below shows the amount of realized and unrealized gains and losses that were recognized during the three and nine months ended September 30, 2008 and September 30, 2007 and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Fuel hedge gains (in Aircraft fuel expense)	$—	$(659)	$(384)	$(2,284)

(Gains) losses on fuel derivatives (in Nonoperating (income) expense):
Mark-to-market (gains) losses on undesignated fuel hedges:
Realized (gains) losses:
(Gains) losses realized at settlement	$498	$—	$(12,367)	$—
Reversal of prior period unrealized amounts	4,909	—	3,324
Unrealized losses on contracts that will settle in future periods	3,774	—	3,774	—
Ineffectiveness on designated fuel hedges	—	238	—	1,984
(Gains) losses on fuel derivatives	$9,181	$238	$(5,269)	$1,984

As of September 30, 2008, the Company posted $2.1 million of cash collateral with the counterparty. This cash collateral is reflected in Other accrued liabilities in the unaudited Consolidated Balance Sheets and as a cash outflow in Net cash provided by operating activities for the nine months ended September 30, 2008.

9. Income Taxes

The Company recorded an income tax expense of $8.6 million for the three and nine months ended September 30, 2008. The tax provision results from the Company’s current expectation that, based on the Company’s results through September 30, 2008 and the improvement in the current financial forecast for the year ending December 31, 2008 primarily driven by the decrease in fuel expense, the Company will end up in a current tax payable position for 2008, which had previously not been expected based on the available forecasts.  As a result, a significant portion of the third quarter provision results from this change in estimate related to 2008 expected results.

Utilization of the Company’s deferred tax assets is generally based on the Company’s ability to generate taxable income in future years. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized. The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss carryforwards prior to expiration. As of September 30, 2008, the Company recognized a full valuation allowance on its deferred tax assets.

In October 2006, the Internal Revenue Service (IRS) issued a Revenue Agent’s Report summarizing the income tax examination changes for tax year 2003.  Most issues related to the examination of Hawaiian’s 2003 federal income tax return have been resolved and agreed upon.  Examination issues for 2003 that were not resolved and agreed upon were brought to the Appeals Office of the IRS.  In March 2008, the Appeals Office of the IRS presented a settlement proposal for the remaining examination issues related to the audit of the Company’s 2003 tax return which the Company agreed to accept.  The settlement proposal decreased the anticipated federal taxes receivable from the IRS of $1.1 million by approximately $0.9 million.  Since the examination related to a tax period prior to the effective date of Hawaiian’s plan of reorganization, a decrease in federal taxes receivable has been recorded with an offsetting increase to goodwill.  In May 2008, the final settlement was executed between the Company and the Appeals Office of the IRS.  The Company is currently awaiting the IRS’s release of the federal taxes receivable.

10. Comprehensive Income

Total comprehensive income for the three and nine months ended September 30, 2008 and 2007 included the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$6,037	$19,577	$40,467	$3,744
Other comprehensive income (loss):
Unrealized net gains/(losses) on hedge instruments and short-term investments	(207)	2,013	(1,826)	2,466
Items related to employee benefit plans:
Adjustments to net actuarial gains (losses) as a result of changes in actuarial assumptions	—	3,241	—	3,241
Amortization of net actuarial gains	(809)	(700)	(2,426)	(1,519)
Total comprehensive income	$5,021	$24,131	$36,215	$7,932

11. Commitments and Contingencies

Commitments

In January 2008, the Company executed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft.  We paid an initial deposit in 2007 as well as additional deposits in 2008 upon signing the purchase agreement.  Following execution of the agreement, the combined deposit became non-refundable.  These aircraft are scheduled to be delivered from 2012 through 2020.  In conjunction with the purchase of the Airbus aircraft, the Company also entered into a Memorandum of Understanding with Rolls Royce to purchase four spare engines, for which we paid a deposit of $3.4 million during the second quarter of 2008.  In October 2008, the Company executed a purchase agreement for those four spare engines with Rolls Royce.  We currently have a backstop financing option for four of our firm Airbus aircraft deliveries; however, we do not have financing currently in place for all of our firm commitments to purchase the Airbus aircraft to be delivered in 2012 and beyond, nor the Rolls Royce engines.

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Credit Card Holdback

Under Hawaiian’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $34.7 million at September 30, 2008. The funds are interest-bearing and are subsequently made available to the Company as air travel is provided. The agreement with Hawaiian’s largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments as defined in the agreement (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers. Through a supplement to the Credit Card Agreement, the Company is allowed to include the full amount of the failed auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008 provided that a AAA rating from Standard & Poor’s (S&P) assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their long-term classification on our unaudited Consolidated Balance Sheets. The current rating of the security is AA, which is comprised of an A+ rating for the issuer and a bond insurance supplement which increases the rating to AA. Generally, if a AAA rating from S&P is not maintained, then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. As of September 30, 2008, the auction rate securities will qualify in the calculation of Unrestricted Cash at 95% of their par value.  The Company believes the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome.

As of September 30, 2008, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, or if the auction rate securities cease to qualify for inclusion in the calculation of the Unrestricted Cash Trigger and the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

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

We are engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland market) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific market), the South Pacific, Australia and Asia (the South Pacific/Australia/Asia market). Based on the total number of miles flown by revenue passengers in 2007, Hawaiian is the largest airline headquartered in Hawaii. As of September 30, 2008, our operating fleet consisted of 12 leased Boeing 717-200 aircraft, 11 leased Boeing 767-300 aircraft and seven owned Boeing 767-300 aircraft which includes one leased Boeing 717-200 aircraft that was received in August 2008 and entered it into operations on October 3, 2008.  Based in Honolulu, Hawaiian had approximately 3,700 active employees as of September 30, 2008.

General information about us is available at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Third Quarter Highlights

The high cost of aircraft fuel continued to significantly affect our operations during the third quarter of 2008.  Although fuel prices have declined from their peak levels in July of this year, our results for the three months ended September 30, 2008 do not reflect the full impact of those decreases because our fuel contracts provide for a one-week or one-month price lag.  Aircraft fuel expense increased over 70% from the three months ended September 30, 2007 to the three months ended September 30, 2008 and comprised 42.0% of our total operating expenses.  Aircraft fuel expense is the main contributor to the increase in our operating cost per available seat mile (CASM) of 24.8% from the three months ended September 30, 2007 to the three months ended September 30, 2008. Our CASM excluding fuel increased by 5.1% for the three months ended September 30, 2008.

We were able to offset some of the impact of the increased fuel prices by realizing higher average fares (including fuel surcharges) and implementing charges for certain ancillary services.  As a result, and due to an increase in capacity on our interisland and transpacific routes, our total passenger revenue increased by 26.0% from the three months ended September 30, 2007 to the three months ended September 30, 2008.

Due to the shutdown of Aloha Airlines (Aloha) and ATA Airlines (ATA) at the end of March 2008, our routes have experienced a decrease in total industry capacity without us having to decrease our own capacity.  In fact, during the three months ended September 30, 2008, our interisland capacity increased by approximately 24% compared to the same period in 2007. Expansion of our interisland flight capacity has been accomplished by increasing utilization of the existing interisland aircraft fleet, as well as deploying our spare Boeing 767-300 aircraft to interisland operations on a limited basis.  In August 2008, we received the first of four additional Boeing 717-200 aircraft which was placed into interisland revenue service on October 3, 2008.  In October 2008, we received the second additional Boeing 717-200 aircraft which is anticipated to enter revenue service in November 2008.  The third and fourth Boeing 717-200 aircraft are expected to enter operations during the fourth quarter of 2008 and the first quarter of 2009.  As a result of the additional Boeing 717-200 aircraft that will be added to support our interisland operations, we expect to increase our interisland flights by approximately 110 roundtrips per week by the end of 2008.  We are also planning to remove our spare Boeing 767-300 aircraft from interisland operations in November 2008 and return that aircraft to an operational spare aircraft for use, from time to time, on our longer haul routes.

During October 2008, Mokulele Airlines (Mokulele) announced plans to expand their interisland service via a code share agreement with Republic Airways starting in November 2008 to include flights between Honolulu and Lihue and between Honolulu and Kona.  Mokulele (through its code share agreement with a subsidiary of Republic Airways Holdings, Inc.) plans to operate four 70-seat Embraer-170 jets by 2009.

Results of Operations

We had net income of $6.0 million ($0.13 per basic and $0.12 per diluted common share) on operating income of $27.3 million for the three months ended September 30, 2008 and net income of $40.5 million ($0.85 per basic and $0.81 per diluted common share) on operating income of $53.8 million for the nine months ended September 30, 2008.  The results for the three and nine months ended September 30, 2008 include a favorable adjustment of $5.0 million to our frequent flyer expense due to the change in the frequent flyer award levels which took effect September 1, 2008.  These changes increased the number of frequent flyer miles required to be redeemed for free air travel.  In addition, the results for the nine months ended September 30, 2008 includes a one-time litigation settlement of $52.5 million related to Hawaiian’s settlement of its lawsuit with Mesa Air Group, Inc. (Mesa).

Hawaiian Holdings, Inc.

Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2008		2007		2008		2007
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,047		1,869		5,931		5,298
Revenue passenger miles (RPM)	1,956,141		2,083,928		5,920,614		5,926,154
Available seat miles (ASM)	2,435,564		2,373,222		7,097,910		6,773,835
Passenger revenue per ASM (PRASM)	12.81	¢	10.44	¢	11.80	¢	9.78	¢
Passenger load factor (RPM/ASM)	80.3%		87.8%		83.4%		87.5%
Passenger revenue per RPM (Yield)	15.95	¢	11.89	¢	14.15	¢	11.18	¢

Total Operations:
Operating revenue per ASM	13.92	¢	11.32	¢	12.80	¢	10.64	¢
Operating cost per ASM (CASM)	12.81	¢	10.25	¢	12.04	¢	10.51	¢
Aircraft fuel expense per ASM	5.38	¢	3.19	¢	4.85	¢	2.96	¢
Litigation settlement per ASM	—	¢	—	¢	(0.74	)¢	—	¢
Revenue passengers flown	2,049		1,880		5,936		5,331
Revenue block hours operated (actual)	26,877		25,145		77,330		72,636
RPM	1,959,310		2,111,217		5,932,617		6,015,937
ASM	2,441,365		2,408,201		7,114,213		6,881,083
Gallons of jet fuel consumed	34,280		33,823		100,221		96,658
Average cost per gallon of jet fuel (actual) (a)	$3.83		$2.27		$3.45		$2.11

(a)             Includes applicable taxes and fees.

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007

During the three months ended September 30, 2008, we achieved net income of $6.0 million and operating income of $27.3 million, compared to net income of $19.6 million and operating income of $25.6 million for the same three-month period in 2007.  The results for the three months ended September 30, 2008 include a favorable adjustment of $5.0 million to our frequent flyer expense due to the change in the frequent flyer award levels which took effect September 1, 2008.  These changes increased the number of frequent flyer miles required to be redeemed for free air travel.  The significant differences between income and expense items for the third quarters of 2008 and 2007 are discussed below.

Operating Revenue. Operating revenue was $339.9 million for the three months ended September 30, 2008, a 24.7% increase over operating revenue of $272.5 million for the same three-month period in 2007. Scheduled passenger revenue was $312.0 million for the three months ended September 30, 2008, compared to scheduled passenger revenue of $247.7 million for the same three-month period in 2007. The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$11.2	22.7%	(13.3)%	(6.4)%
Interisland	44.4	44.7	23.7	24.2
South Pacific/Australia/Asia	8.7	(3.7)	55.4	84.8
Total scheduled	$64.3	34.2%	(6.1)%	2.6%

Other operating revenue increased by $3.1 million to $27.9 million for the three months ended September 30, 2008 compared to $24.8 million for the comparable three-month period in 2007.  This was primarily due to the implementation of fees for certain ancillary services, increased cargo pounds carried and increased revenue from new ground handling agreements.

Operating Expenses. Operating expenses were $312.6 million for the three months ended September 30, 2008, a $65.7 million increase from operating expenses of $247.0 million for the comparable three-month period in 2007. The increase in operating expenses for the three-month period in 2008 was primarily due to the increase in aircraft fuel.

	Three Months Ended	Change from Three Months Ended September 30, 2007
	September 30, 2008	$$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$131,233	$54,412	70.8%	(a)
Wages and benefits	61,646	8,061	15.0	(b)
Aircraft rent	24,041	(588)	(2.4)
Maintenance materials and repairs	23,950	2,828	13.4	(c)
Aircraft and passenger servicing	13,859	687	5.2
Commissions and other selling	10,394	(3,662)	(26.1)	(d)
Depreciation and amortization	11,922	(36)	(0.3)
Other rentals and landing fees	10,470	2,949	39.2	(e)
Other	25,094	1,003	4.2
Total	$312,609	$65,654	26.6%

(a)           The increase in aircraft fuel expense was due to a 67.1% increase in the raw price of fuel including taxes and delivery.

Aircraft fuel expense increased $54.4 million or 70.8% compared to the three months ended September 30, 2007.  The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	34,280	33,823	1.3%
Raw price per gallon, inlcuding taxes and delivery	$3.83	$2.29	67.1%
Total raw fuel expense	$131,233	$77,480	69.4%
Realized gains from settled SFAS 133 hedges	—	(659)	-100.0%
Aircraft fuel expense	$131,233	$76,821	70.8%

During the three months ended September 30, 2008, our fuel derivatives were not designated for hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (SFAS 133) and were marked-to-market.  As such, $9.2 million of losses from our fuel hedging activities were not recorded as part of aircraft fuel expense in operating activities, but rather as nonoperating expense.  Included in this amount are losses of $3.8 million on contracts settling in future periods and the reversal of $4.9 million of previously recognized gains on derivative contracts that settled during the period.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains) losses realized through actual cash receipts/payments received from or paid to hedge counterparties for fuel hedge derivatives settled in the period, offset by any premium expense we recognized.  Economic fuel expense for the three months ended September 30, 2008 and 2007 is calculated as follows:

	Three Months Ended September 30,
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$131,233	$77,480	69.4%
Realized (gains) losses on settlement of fuel derivative contracts	498	(659)	NM
Economic fuel expense	$131,731	$76,821	71.5%
Fuel gallons consumed	34,280	33,823	1.3%
Economic fuel costs per gallon	$3.84	$2.27	69.2%

NM Not meaningful

(b)           The increase in wages and benefits expense is primarily due to increased wages and benefits for our pilots, flight attendants and other operational personnel resulting from our increased operations starting in April 2008, increases in 401(k) benefits expense due to certain of our pilots receiving this benefit in lieu of accruing additional pension benefits and increases in variable compensation.

(c)           The increase in maintenance materials and repairs expense is due primarily to increased costs incurred under power-by-the-hour (PBH) maintenance contracts for Boeing 767-300ER and Boeing 717-200 aircraft engines. The increase in expenses incurred under the PBH maintenance contracts is due to increased hourly charges on both the Boeing 767 and Boeing 717 aircraft and increased utilization of our Boeing 717 aircraft (approximately 17% more block hours were operated on our Boeing 717 aircraft in the three months ended September 30, 2008 compared to the same period in 2007). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of certain aircraft retained in our fleet, the increase in total flight hours operated, the growth of our fleet, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as deposits, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)           The decrease in commissions and other selling expenses was due primarily to a $5.0 million credit adjustment to our frequent flyer expense that was recorded during the three months ended September 30, 2008 as a result of a change in the frequent flyer award levels which took effect September 1, 2008.  These changes increased the number of frequent flyer miles required to be redeemed for free air travel.  In addition, our frequent flyer expense decreased as a result of a reduction in the frequent flyer liability based on a lower estimate for the incremental cost of future travel awards resulting from the decreasing price of fuel.  Offsetting this decrease, our booking fees and credit card fees for the third quarter increased compared to the same period in 2007 due to increased sales.

(e)           The increase in other rentals and landing fees is primarily due to increased rates on our landing fees and space rent at airports in Hawaii, as well as increased landings for the increased flights on our interisland routes.

Nonoperating Income and Expense. Nonoperating expense, net was $12.7 million for the three months ended September 30, 2008, as compared to $3.7 million for the three months ended September 30, 2007. The $9.0 million increase from the three months ended September 30, 2007 to the three months ended September 30, 2008 was primarily due to the recognition of losses on our fuel derivative instruments including $3.8 million in unrealized losses related to fuel derivative contracts settling in future periods.  We realized losses of $0.5 million on contracts that settled during the period, as well as a reversal of $4.9 million of gains which were recognized in previous periods on a mark-to-market basis.

Income Taxes. We recorded an income tax expense of $8.6 million for the three months ended September 30, 2008 compared to income tax expense of $2.2 million for the same period in 2007. The current quarter income tax expense of $8.6 million was due to an improvement in the current financial forecast for the year ending December 31, 2008 primarily driven by the decrease in fuel expense. The income tax expense of $2.2 million for the prior year period was driven by the decrease of the net operating loss carryback to 2005 due to the increase in income in the third quarter 2007.

Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007

During the nine months ended September 30, 2008, we achieved net income of $40.5 million and operating income of $53.8 million, compared to net income of $3.7 million and operating income of $8.8 million for the same nine-month period in 2007.  The significant improvement was due to the recognition of the litigation settlement of $52.5 million related to Hawaiian’s settlement of its lawsuit with Mesa.  The results for the nine months ended September 30, 2008 also include a favorable adjustment of $5.0 million to our frequent flyer expense due to the change in the frequent flyer award levels which took effect September 1, 2008.  These changes increased the number of frequent flyer miles required to be redeemed for free air travel.  The significant differences between income and expense items for the nine months ended September 30, 2008 and 2007 are discussed below.

Operating Revenue. Operating revenue was $910.3 million for the nine months ended September 30, 2008, a 24.4% increase over operating revenue of $731.9 million for the same nine-month period in 2007. Scheduled passenger revenue was $837.6 million for the nine months ended September 30, 2008, compared to scheduled passenger revenue of $662.4 million for the same nine-month period in 2007. The detail of changes in revenue is outlined in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
Transpacific	$60.6	17.9%	(4.1)%	(0.6)%
Interisland	97.7	33.9	21.6	17.7
South Pacific/Australia/Asia	16.8	6.2	29.9	53.6
Total scheduled	$175.1	26.6%	(0.1)%	4.8%

Other operating revenue increased by $3.3 million to $72.8 million for the nine months ended September 30, 2008 compared to $69.4 million for the comparable nine-month period in 2007.  This increase was primarily due to increased cargo pounds carried, increased revenue on change fees, the implementation of fees for certain ancillary services, and increased revenue from new ground handling agreements.  Offsetting these increases was a decrease to charter revenue due to the discontinuance of our Anchorage charter services in January 2008.

Operating Expenses. Operating expenses were $856.5 million for the nine months ended September 30, 2008, a $133.5 million increase from operating expenses of $723.0 million for the comparable nine-month period in 2007. The increase in operating expenses for the nine-month period in 2008 was due primarily to increases in aircraft fuel expense, wages and benefits expense and maintenance materials and repairs, the impact of which was partially offset by the litigation settlement of $52.5 million.

	Nine Months Ended	Change from Nine Months Ended September 30, 2007
	September 30, 2008	$$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$345,646	$141,367	69.2%	(a)
Wages and benefits	183,905	12,377	7.2	(b)
Aircraft rent	71,176	(2,032)	(2.8)
Maintenance materials and repairs	83,285	13,865	20.0	(c)
Aircraft and passenger servicing	41,845	736	1.8
Commissions and other selling	46,710	4,274	10.1	(d)
Depreciation and amortization	35,696	2,343	7.0
Other rentals and landing fees	27,583	6,259	29.4	(e)
Litigation settlement	(52,500)	(52,500)	NM	(f)
Other	73,211	6,821	10.3	(g)
Total	$856,557	$133,510	18.5%

NM Not Meaningful

(a)   The increase in aircraft fuel expense was due to a 61.6% increase in the raw price of fuel including taxes and delivery.  In addition, fuel consumption increased by 3.7% from the nine-month period ended September 30, 2007 to the comparable nine-month period in 2008 primarily due to a 14% increase in flights on our interisland routes.

Aircraft fuel expense increased $141.4 million or 69.2% compared to the nine months ended September 30, 2007.  The elements of the change are illustrated in the following table:

	Nine Months Ended Septmeber 30,
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	100,221	96,658	3.7%
Raw price per gallon, inlcuding taxes and delivery	$3.45	$2.14	61.6%
Total raw fuel expense	$346,030	$206,563	67.5%
Realized gains from settled SFAS 133 hedges	(384)	(2,284)	-83.2%
Aircraft fuel expense	$345,646	$204,279	69.2%

During the nine months ended September 30, 2008, the majority of our fuel derivatives were not designated for hedge accounting under SFAS 133 and were marked-to-market.  As such, $5.3 million of gains from our fuel hedging activities were not recorded as a reduction of aircraft fuel expense in operating activities, but rather as nonoperating income.  Included in this amount are losses of $3.8 million on contracts settling in future periods.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains) losses realized through actual cash receipts/payments received from or paid to hedge counterparties for fuel hedge derivatives settled in the period, offset by any premium expense we recognized.  Economic fuel expense for the nine months ended September 30, 2008 and 2007 is calculated as follows:

	Nine Months Ended September 30,
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$346,030	$206,563	67.5%
Realized (gains) losses on settlement of fuel derivative contracts	(12,367)	(2,284)	NM
Economic fuel expense	$333,663	$204,279	63.3%
Fuel gallons consumed	100,221	96,658	3.7%
Economic fuel costs per gallon	$3.33	$2.11	57.5%

NM Not Meaningful

(b)           The increase in wages and benefits expense was primarily due to increased wages and benefits for our pilots, flight attendants and other operational personnel resulting from our increased operations starting in April 2008, increases in 401(k) benefits expense due to certain of our pilots receiving this benefit in lieu of accruing additional pension benefits and increases in variable compensation.

(c)           The increase in maintenance materials and repairs expense was due primarily to two additional Boeing 767 aircraft heavy checks being completed during the nine months ended September 30, 2008 compared to the same period in 2007, as well as the cost per heavy check performed during 2008 being higher than those performed during 2007 due to the workload of specific checks required during the period.  In addition, PBH engine maintenance charges increased during the quarter due to higher utilization of our Boeing 717-200 aircraft for our increased interisland operations (approximately 12% more block hours on our Boeing 717-200 aircraft were operated in the nine months ended September 30, 2008 compared to the same period in 2007) as well as contractual inflation-linked rate increases in these arrangements.  We also experienced an increase in maintenance activity on engines not in PBH programs.  We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of certain aircraft retained in our fleet, the increase in total flight hours operated, the growth of our fleet, the expiration of manufacturers’ warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in our Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not impact the timing of our recognition of maintenance expense, which is recognized as expense when incurred.

(d)           The increase in commissions and other selling expenses is due primarily to increases in credit card fees, booking fees and commission expense due to an increase in sales.  These increases were offset by a $5.0 million credit adjustment recorded to our frequent flyer expense that was recorded during the nine months ended September 30, 2008 as a result of a change in the frequent flyer award levels which took effect September 1, 2008.  These changes increased the number of frequent flyer miles needed to be redeemed for free air travel.

(e)           The increase in other rentals and landing fees expense was primarily due to increased rates on our landing fees and space rent at airports in Hawaii, as well as increased landings for the increased flights on our interisland routes.

(f)            The $52.5 million credit reflects the cash settlement that was received on May 5, 2008 related to our litigation with Mesa.  See Note 2 in the Notes to the Consolidated Financials Statements.

(g)           The increase in other operating expense was primarily due to fees paid to third-party vendors for our outsourced reservations, information technology and accounting services.  The increased fees were offset by improvements in our wages and benefits expense.

Nonoperating Income and Expense. Nonoperating expense, net was $4.7 million for the nine months ended September 30, 2008, as compared to nonoperating expense, net of $12.0 million for the nine months ended September 30, 2007. The $7.2 million improvement from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 was primarily due to gains on our fuel derivative instruments including $3.8 million in unrealized losses related to fuel derivative contracts settling in future periods. We realized gains of $12.4 million on contracts that settled during the period, $3.3 million of which was recognized in previous periods on a mark-to-market basis.

Income Taxes. We recorded an income tax expense of $8.6 million for the nine months ended September 30, 2008 compared to income tax benefit of $6.9 million for the same period in 2007. The difference was due to an increase in taxable income for the nine months ended September 30, 2008 as a result of an improvement in the current financial forecast for the year ending December 31, 2008 primarily driven by the decrease in fuel expense.

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

As of September 30, 2008, we had $224.8 million in cash, cash equivalents and short-term investments, which is $80.7 million higher than at December 31, 2007.  This increase was primarily due to a $52.5 million cash receipt from our litigation settlement with Mesa, $13.0 million of cash received upon exercise of the warrants, (See “Conversion of Term B Warrants” below) and a significant increase in sales following the shutdown of Aloha and ATA.  Offsetting those increases was the reclassification of $42.9 million of auction rate securities from short-term investments to long-term investments during the nine months ended September 30, 2008.  See further discussion below under the caption “Auction Rate Securities”.  We also had restricted cash on those dates of $34.7 million and $38.7 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers.  Hawaiian’s cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities increased by $48.0 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 which was due primarily to the $52.5 million cash receipt from our litigation settlement with Mesa as well a significant increase in sales after the shutdown of Aloha and ATA’s passenger operations in March 2008, offset by higher fuel expenses related to increased fuel prices.

Net cash used by investing activities was $22.6 million during the nine months ended September 30, 2008 compared to net cash used of $32.7 million for the comparable period in 2007. The net cash used of $22.6 million during the nine months ended September 30, 2008 was due to $13.8 million of progress payments related to the purchase of the Airbus aircraft, as well as progress payments on four spare Rolls Royce engines for the Airbus fleet discussed below under the caption “Capital Expenditures”.  In addition, $10.1 million of cash was used for purchases of property and equipment.  During the nine months ended September 30, 2007, we used $32.7 million of cash primarily for capital expenditures including modifications and overhauls of the used Boeing 767-300 aircraft that were purchased in March 2006.

Financing activities for the nine months ended September 30, 2008 used net cash of approximately $1.6 million primarily related to repayments on our long-term debt and capital lease obligations, which was offset by $13.0 million of proceeds received upon exercise of the warrants.  Financing activities for the nine months ended September 30, 2007 used net cash of approximately $17.3 million due repayments on our long-term debt and capital lease obligations.

Capital Expenditures

In January 2008, we executed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft. We paid an initial deposit in 2007 as well as additional deposits in 2008 upon signing the purchase agreement. Following execution of the agreement, the combined deposit became non-refundable. Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer.  Our next pre-delivery deposits are due in 2010.  In connection with the agreement, the manufacturer has provided backstop financing for the acquisition of up to four aircraft. In order to complete the purchase of these aircraft, we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase rights we exercise and the amount of cash we generate through operations prior to delivery of the aircraft.  We will explore various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us.  In conjunction with the purchase of the Airbus aircraft, we also entered into a Memorandum of Understanding with Rolls-Royce to purchase four spare engines, for which we paid a deposit of $3.4 million during the second quarter of 2008.  These deposits are recorded in long-term prepayments and other in the unaudited Consolidated Balance Sheet as of September 30, 2008.  The purchase agreement for the four spare engines was executed with Rolls-Royce in October 2008.

During the three months ended September 30, 2008, we took delivery of the first of four planned Boeing 717-200 aircraft, which was placed into revenue service in October 2008.  The second Boeing 717-200 aircraft was delivered in October 2008 and we expect the delivery of the two remaining Boeing 717-200 aircraft during the fourth quarter of 2008.  The lease for the first Boeing 717-200 aircraft was accounted for as a capital lease and we expect that the other three leases for Boeing 717-200 aircraft will be accounted for in the same manner.

During October 2008, we executed lease agreements for the three Airbus A330-200 aircraft with expected delivery dates in 2010 and 2011.  Concurrently with the signing of the leases for the Airbus A330-200 aircraft, we extended two of our leases on our Boeing 767-300 aircraft to 2011, and separately, we extended two other Boeing 767-300 aircraft for six additional years.

Capital spending for the remainder of 2008 and 2009 is currently expected to be approximately $5.0 million and $16.7 million, respectively, based primarily an these contracts.

Mesa Settlement

On April 30, 2008, Hawaiian and Mesa reached a settlement of its lawsuit regarding Mesa’s misuse of confidential and proprietary information obtained during Hawaiian’s Chapter 11 plan of reorganization in 2004.  Under the terms of the settlement agreement, Hawaiian received a cash payment of $52.5 million and Mesa withdrew its appeal of the $80 million judgment (plus interest, attorney’s fees and costs) awarded against Mesa by the United States Bankruptcy Court in October 2007.  Hawaiian received full payment of the $52.5 million settlement on May 5, 2008 and recognized a gain equal to the proceeds received, during the second quarter of 2008.

Conversion of Term B Warrants

In September 2008, the Company issued an aggregate of 3,549,998 shares of its common stock upon the exercise of outstanding warrants at an exercise price of $5.00 per share.  The warrants were originally issued to certain of the Company’s lenders in connection with the provision of additional credit in 2006.  The Company became entitled to force the exercise of the warrants pursuant to their terms because the average closing price of the Company’s common stock was equal to or greater than $9.00 per share for a period of 30 consecutive calendar days ending September 15, 2008.  Pursuant to the terms of the warrants, the holders were permitted to make payment to the Company (i) in cash, (ii) by reducing the principal amount of the term loan due to such holder, if applicable, or (iii) any combination thereof.  As a result of the exercise of the warrants, the Company received proceeds of $13.0 million in cash, and $4.8 million in aggregate principal amount of tendered term loan securities.

Covenants under our Financing Arrangements

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of September 30, 2008, we were in compliance with these covenants. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $34.7 million at September 30, 2008. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor (Credit Card Agreement) also contains financial triggers which provide for adjustment in the holdback percentage based on our balance of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and levels of debt service coverage and operating income. As of September 30, 2008, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  Given the volatility of fuel prices and continued pressure on passenger yields due to competitive and market circumstances, we cannot guarantee that our financial performance in future periods will not require increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased.

Auction Rate Securities

At December 31, 2007, we had $42.9 million invested in AAA/Aaa rated tax-exempt municipal auction rate securities, which were included in short-term investments.  These auction rate securities are long-term bonds that resemble short-term instruments because their interest rates are reset periodically through an auction process—every seven days.  Beginning in February 2008, the auctions for these securities were unsuccessful, resulting in our inability to achieve immediate liquidity through the auction process.  As a result of the illiquidity in the market following the auction failures, we have recorded a temporary impairment charge of $1.4 million through our accumulated other comprehensive income, resulting in a fair value of $34.1 as of September 30, 2008.  This fair value reflects sales of a portion of our auction rate securities holdings subsequent to the initial onset of auction failures.  We continue to believe that the market for these instruments may take in excess of twelve months to fully recover.  As a result, we classified the remaining auction rate securities as long-term investments in the unaudited Consolidated Balance Sheets as of September 30, 2008.  We do not presently believe that the auction failures reflect an increased risk of default for our auction rate securities; however, we will continue to evaluate the market factors in subsequent periods.  If future evaluations of our auction rate securities indicate that impairment is other than temporary, in addition to adjusting the carrying value of the securities, we would also record an impairment charge through our statement of operations, which could be significant.

After these securities began experiencing the auction failures described above, we obtained a letter supplement to the Credit Card Agreement which enables us to continue to include the full amount of the auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008, provided that a AAA rating from Standard & Poor’s (S&P) is assigned to such securities as of the quarter ended immediately preceding the measurement date, regardless of their classification on our unaudited Consolidated Balance Sheets. The current rating of the security is AA, which is comprised of an A+ rating for the issuer and a bond insurance supplement provided by Ambac which increases the rating to AA. Generally, if a AAA rating from S&P is not maintained then the qualifying value of these securities is reduced by up to 10% of their then par value for purposes of the calculation of the Unrestricted Cash Trigger, until such rating falls below an A level rating, at which point the securities would no longer qualify for inclusion in the calculation of the Unrestricted Cash Trigger. As of September 30, 2008, the auction rate securities will qualify in the calculation of Unrestricted Cash at 95% of their par value.  We believe the likelihood of these securities falling below an A level rating is remote, although there can be no assurance as to this outcome. If the auction rate securities cease to qualify for inclusion in the calculation of the Unrestricted Cash Trigger and we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, our holdback could increase to an amount up to 100%.

Pension and Postemployment Benefit Plan Funding

Hawaiian made scheduled contributions of $1.7 million and $5.7 million during the three and nine months ended September 30, 2008, respectively, to its defined benefit pension and disability plans, satisfying our minimum funding requirements for calendar year 2008.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations at September 30, 2008 are summarized in the following table (in thousands):

					2013 and
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Fixed-rate debt (1)	$70,560	$1,327	$10,531	$58,702	$—
Variable-rate debt (2)	180,973	7,194	71,247	34,038	68,494
Notes payable to IRS	15,807	1,437	11,496	2,874	—
Capital lease obligations (3)	45,358	997	8,142	8,124	28,095
Operating leases - aircraft and related equipment (4)	1,126,641	17,946	181,859	214,251	712,585
Operating leases - non-aircraft	25,566	926	6,654	6,146	11,840
Purchase commitments (5)	1,358,451	2,026	42,104	312,634	1,001,687
Projected employee benefit contributions	1,580	—	1,580	—	—
Total contractual obligations	$2,824,936	$31,853	$333,613	$636,769	$1,822,701

(1)   Amount reflects reduction of fixed-rate debt during the third quarter of 2008 as a result of the warrant conversion.  See Note 5 to the consolidated financial statements.

(2)   Interest on variable-rate debt was estimated using rates in effect as of September 30, 2008.

(3)   Capital lease obligations reflect the addition of two Boeing 717-200 aircraft, one of which was executed as of September 30, 2008 and one that was executed in October 2008.

(4)   Amount reflects leases for three Airbus A330-200 aircraft executed during October 2008, including estimated amounts for price escalation, and lease extensions for four Boeing 767-300 aircraft.

(5)   In addition to the information included in our 2007 Annual Report on Form 10-K, amounts reflect purchase commitments for eight Boeing 767-300 winglets which were executed as of September 30, 2008 as well as the Rolls-Royce spare engine purchase commitments executed in October 2008. Future payments for the spare engines are net of previously paid purchase deposits and include estimated amounts for price escalation.

There have been no material changes in terms to the Notes payable to IRS, non-aircraft operating leases and projected employee benefit contributions from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources included in our Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions and/or conditions.

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies other than the one discussed immediately below, see “Critical Accounting Policies and Estimates” and Note 2, “Summary of Significant Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair value measurements.  We adopted Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  For additional information regarding fair value measurements, see Note 4 to the consolidated financial statements.

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

Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic related costs, but does not include any costs for aircraft ownership and maintenance.  Effective September 1, 2008, the Company modified the award levels of its HawaiianMiles frequent flyer program, requiring an increased number of frequent flyer miles to be redeemed for free air travel on Hawaiian.  As a result of this modification, the Company decreased its frequent flyer liability by approximately $5.0 million which was recorded as a reduction in Commissions and other selling expense.  A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

Aircraft maintenance and repair costs.   Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour (PBH) arrangements are paid and expensed as incurred, on the basis of hours flown per contract. Under the terms of our PBH agreements, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are to be applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by Hawaiian and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas, at the expiration of certain other of our existing aircraft lease agreements, any such excess amounts are returned to us provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed in accordance with our maintenance accounting policy. Because we recognize expense when the underlying maintenance is performed, as opposed to expensing the deposits when paid to the lessor, and because the cost of maintaining an aircraft increases as the aircraft gets older, we will recognize less maintenance expense in the earlier years of the leases than in the later years, even though our use of and benefit from the aircraft does not vary correspondingly over the term of the lease, and our current and past results of operations may not be indicative of our future results as a result of our expectation of expensing the deposits in the future. Hawaiian’s maintenance reserve activity for the past three years and the nine months ended September 30, 2008, is as follows (in thousands):

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2005	$25,338	$12,593	$(7,542)	$30,389
2006	30,389	14,604	(8,504)	36,489
2007	36,489	12,663	(5,413)	43,739
Nine months ended September 30, 2008	43,739	9,922	(3,719)	49,942
Fair value adjustments (1)				(3,189)
Deposits not considered probable of recovery (2)				(11,160)
Recorded balance at September 30, 2008				$35,593

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices), and interest rate risk. We have market sensitive instruments in the form of variable-rate debt instruments and financial derivative instruments used to hedge our exposure to jet fuel price increases. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel Costs. Aircraft fuel costs constituted a significant portion of our operating expense. Fuel costs represented 40.4% and 29.9%, respectively, of our operating expenses for the nine months ended September 30, 2008 and the year ended December 31, 2007.  Based on gallons expected to be consumed in 2008, for every one-cent increase in the cost of jet fuel, our annual fuel expense increases by approximately $1.4 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During the nine months ended September 30, 2008 our fuel hedge program included heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil).  Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. Our heating oil futures contracts are traded on the New York Mercantile Exchange (NYMEX) and therefore, the fair value of these contracts are based on their quoted market prices.  Our swap agreements establish a settlement value based on the market price for the underlying commodity (e.g. heating oil) during the time period applicable to the contract.  Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar”.   We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned futures contracts and other derivative agreements were not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As of September 30, 2008, the fair value of our obligation related to these futures contracts and other fuel derivative agreements totaled $3.1 million and is reflected in Other current liabilities in the unaudited Consolidated Balance Sheet.

Hawaiian’s future contracts and other fuel derivative agreements as of October 24, 2008 are outlined in the tables below:

Fuel Derivative Contract Summary

	Weighted Average Ceiling Price (Per Gallon)	Ceiling Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged	Weighted Average Floor Price (Per Gallon)	Floor Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged

Fourth Quarter 2008:
Heating Oil	$3.46	$3.18 -$3.63	4,200	13%	$3.25	$2.73 - $3.63	7,854	24%
Crude Oil	$2.73	$2.31 -$3.33	9,450	29%	$2.09	$1.88 - $2.24	2,562	8%
Total			13,650	42%			10,416	32%

First Quarter 2009:
Heating Oil	$3.35	$3.24 - $3.51	630	2%	$3.05	$2.82 - $3.51	2,106	6%
Crude Oil	$2.58	$2.10 - $3.05	7,728	23%	$1.96	$1.43 - $2.25	5,502	17%
Total			8,358	25%			7,608	23%

Second Quarter 2009:
Crude Oil	$2.46	$2.11 - $2.66	3,780	11%	$1.88	$1.47 - $2.04	3,780	11%

Third Quarter 2009:
Crude Oil	$2.33	$2.16 - $2.39	672	2%	$1.77	$1.51 - $1.90	672	2%

* in thousands

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and synthetic collars.  As of October 24, 2008, we were required to post collateral with our counterparties totaling $14.3 million due to decreases in crude oil prices.

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

At September 30, 2008, we had $87.4 million of fixed rate debt, including capital leases of $15.0 million, and $148.9 million of variable-rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR. Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually. The Wells Fargo Bank Prime Rate was 5.0% and one-month LIBOR and six-month LIBOR were 3.93% and 3.98%, respectively, on such date. We do not mitigate our exposure on variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments. However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of September 30, 2008, a change in interest rates would not have a material impact on our results of operations because the level of our variable-rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $1.9 million as of September 30, 2008.

ITEM 4.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective as of September 30, 2008 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change to our internal control over financial reporting during the third quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.               RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Reference is made to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008 for a description of unregistered sales of equity securities that occurred during the third quarter of 2008.

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

HAWAIIAN HOLDINGS, INC.

November 4, 2008	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer