Form 10-K
period 2008-12-31
HAWAIIAN HOLDINGS  INC
filed 2009-02-26
CIK 1172222

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0879698 (I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350, Honolulu, Hawaii (Address of principal executive offices)	96819 (Zip code)

Registrant's telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	NASDAQ Stock Market, LLC (NASDAQ Global Market)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $330,691,258, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter.

         As of February 17, 2009, 51,521,827 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 27, 2009 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

        Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

  •
  economic volatility and conditions generally;

  •
  the price and availability of aviation fuel;

  •
  our dependence on tourist travel;

  •
  competition in the transpacific and interisland markets;

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

  •
  our ability to negotiate amendments to labor agreements which are currently amendable;

  •
  our dependence on satisfactory labor relations;

  •
  the impact of our substantial financial and operating leverage;

  •
  our ability to comply with financial covenants;

  •
  the competitiveness of our labor costs;

  •
  our substantial funding obligations under our defined benefit pension plans;

  •
  our ability to attract, motivate and retain key executives and other employees;

  •
  our increasing dependence on technologies to operate our business;

  •
  our reliance on other companies for facilities and services (including, without limitation, aircraft maintenance, code sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training);

  •
  our fleet concentration in out-of-production Boeing 717-200 aircraft;

  •
  our long-term commitments with aircraft and engine manufacturers and eventual financing arrangements;

  •
  delays in scheduled aircraft deliveries or other loss of fleet capacity;

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

  •
  the impact of litigation, anticipated and unanticipated;

  •
  the impact of possible disruptions due to unpredictable weather and environmental concerns;

  •
  the potential impact of consolidation within the airline industry;

  •
  increased airport rent rates and landing fees at the airports within the State of Hawaii;

  •
  the cost and availability of insurance, including aircraft insurance;

  •
  security-related costs and regulation;

  •
  our ability to implement our growth strategy and related cost reduction goals;

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

PART I

ITEM 1.    BUSINESS.

Overview

        Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) is a holding company whose primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Based on the total number of miles flown by revenue passengers in 2008, Hawaiian was the largest airline headquartered in Hawaii and the fourteenth largest domestic airline in the United States. Hawaiian offers the following services:

  •
  Daily service on our transpacific routes between Hawaii and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

  •
  Daily service on our interisland routes among the four major islands of the State of Hawaii;

  •
  Scheduled service on our South Pacific/Australia/Asia routes between Hawaii and Pago Pago, American Samoa; Papeete, Tahiti; Sydney, Australia; and Manila, Philippines;

  •
  Other ad hoc charters.

        As of December 31, 2008, Hawaiian's fleet consisted of 15 Boeing 717-200 aircraft (the final one of which entered operational service in January 2009) for its interisland routes and 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.

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

        General information about us, including the charters for the committees of our Board of Directors, can be found at http://www.hawaiianair.com/about/. Our Board of Directors has adopted a code of ethics entitled "Code of Business Ethics and Conduct" that applies to all of our employees, officers and directors. Our code of ethics can be found at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Significant Events

        Aircraft fuel prices were extremely volatile during 2008. Although aircraft fuel prices have decreased from their peak levels set during July 2008, the overall impact of the increase in aircraft fuel prices to our 2008 operations was significant. Aircraft fuel expense increased over 45.6% from 2007 to 2008 and comprised approximately 36.2% of our total operating expenses in 2008 (excluding the effect of our litigation settlement discussed below).

        As a result of record high fuel costs during the first half of 2008 and a significant deterioration in the U.S. and global economies, the airline industry experienced significant challenges during 2008. A number of airlines, including Aloha Airlines (Aloha), ATA Airlines (ATA), Skybus Airlines (Skybus) and Frontier Airlines, filed for bankruptcy protection during March or April of 2008, and Aloha, ATA and Skybus terminated their passenger service operations.

        Many U.S. domestic carriers restructured their operations by reconfiguring flight schedules, decreasing services and passenger capacity and reducing staff. Furthermore, many U.S. domestic carriers increased fares and implemented charges for various ancillary services such as baggage fees, ticketing fees and premium seating on the aircraft in order to partially offset the financial challenges faced by the industry.

        Unlike many of the U.S. domestic carriers that decreased passenger capacity, cut routes and reduced staff during 2008, Hawaiian increased passenger capacity and increased staff as a direct result of the shutdown of Aloha and ATA in March 2008. Prior to its shutdown, Aloha provided approximately 40% of the total capacity of Hawaii's interisland market, as well as approximately 6% of the total seat capacity of flights from Hawaii to the West Coast. Aloha previously provided service between Hawaii and Sacramento, San Diego, Santa Ana and Oakland, California and Reno and Las Vegas, Nevada. ATA operated approximately 11 daily flights between Hawaii and the western United States, including Los Angeles and Oakland, California, Las Vegas, Nevada and Phoenix, Arizona.

        Since Aloha ceased interisland passenger service operations in March 2008, Hawaiian has maintained an increased schedule in the interisland market, operating approximately 170 daily interisland flights between the islands of Oahu, Kauai, Maui and the Big Island, compared to approximately 120 daily interisland flights prior to March 2008. Expansion of our passenger flight capacity was initially accomplished by increasing utilization of the existing interisland aircraft fleet, as well as using our spare Boeing 767-300 for interisland operations on a limited basis. In August 2008, we received the first of four additional leased Boeing 717-200 aircraft which was placed into interisland revenue service in October 2008. The second and third Boeing 717-200 aircraft were received and placed into revenue service during the fourth quarter of 2008, and the fourth Boeing 717-200 aircraft was received during the fourth quarter of 2008 and placed into service in January 2009.

        Starting in the third quarter of 2008, aircraft fuel expense gradually declined from record highs during the middle of 2008 to levels lower than 2007. As a result, during the fourth quarter, Hawaiian experienced some of the benefits to its overall operating costs. However, the price of crude oil and oil products including jet fuel remains historically volatile and it is difficult to predict the direction of fuel prices in the future. In addition, the decline in fuel prices from their peak in mid-2008 is generally attributable to a deterioration in economic activity in the United States and throughout the world which has had a negative impact on consumer demand for air travel in general and specifically in the markets we serve. We cannot determine the extent to which fuel prices will affect expenses and profits in 2009.

  Litigation Settlement

        In 2006, Hawaiian filed a complaint against Mesa Air Group, Inc. (Mesa) in the Bankruptcy Court for the District of Hawaii alleging that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian's efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization. In 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. Hawaiian and Mesa reached a settlement and Hawaiian received full payment of the $52.5 million settlement in 2008.

  Aircraft Agreements

        As part of our mission to grow our business, in January 2008, we signed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB (Extra Wide Body) -800 aircraft. The purchase agreement gives us greater flexibility to expand our long-range fleet and enables us to open new routes to more distant markets on a nonstop basis from Hawaii. The decision to acquire Airbus aircraft provides for growth and allows replacement of certain aircraft in our current fleet. The purchase agreement provides for delivery, subject to certain extension rights, of two A330-200 aircraft in 2012; three A330-200 aircraft in 2013; one A330-200 aircraft in 2014; two A350XWB-800 aircraft in 2017; two A350XWB-800 aircraft in 2018; one A350XWB-800 aircraft in 2019; and one A350XWB-800 aircraft in 2020. The purchase agreement also provides Hawaiian with purchase rights for an additional six A330-200 aircraft, exercisable between 2010 and 2013, and an additional six A350XWB-800 aircraft, exercisable between 2018 and 2019. In conjunction with the purchase of the Airbus aircraft in October 2008, we also entered into purchase agreements with Rolls-Royce to purchase four spare engines. In October 2008, we signed leases for the delivery of two Airbus A330-200 aircraft in 2010 and one in 2011. Additionally, we extended two leases covering Boeing 767-300 aircraft to 2010 and 2011, respectively, and two leases covering other Boeing 767-300 aircraft for an additional six years to 2015.

  Route Expansion

        In April 2008, Hawaiian launched nonstop service to Manila, Philippines with four scheduled roundtrip flights per week between Manila and Honolulu. We are currently the only U.S. carrier providing nonstop service between Manila and Honolulu.

        In May 2008, we commenced nonstop daily service between Honolulu and Oakland, California in response to Aloha's and ATA's cessation of operations to this West Coast city. Aloha and ATA had both previously provided direct daily service between Honolulu and Oakland.

Flight Operations

        Our flight operations are based in Honolulu, Hawaii. At the end of 2008, we operated approximately 190 scheduled and charter flights per day with:

  •
  Daily service on our transpacific routes between Hawaii and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

  •
  Daily service on our interisland routes among the four major islands of the State of Hawaii;

  •
  Scheduled service on our South Pacific/Australia/Asia routes between Hawaii and Pago Pago, American Samoa; Papeete, Tahiti; Sydney, Australia and Manila, Philippines;

  •
  Other ad hoc charters.

Fuel

        Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian's aircraft fuel consumption and cost, including the impact of Hawaiian's fuel hedging program for SFAS 133 hedges as discussed below.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2008(a)	134,140	$424,532	$3.17	36.2
2007	129,835	$291,636	$2.25	29.9
2006	114,236	$241,660	$2.12	27.3

    (a)
    For 2008, the percent of operating expenses excludes the effect of the litigation settlement.

        As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. Approximately 57% of our fuel is based on Singapore jet fuel prices and 43% is based on U.S. West Coast jet fuel prices. Fuel prices are volatile; based on gallons expected to be consumed in 2009, for every one cent change in the cost per gallon of jet fuel, our annual fuel expense increases or decreases by approximately $1.4 million. Jet fuel costs represented 36.2% of our operating expenses in 2008, excluding the effect of the litigation settlement. During 2008, the majority of our fuel derivatives were not designated for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and were marked-to-market. As such, $16.1 million in net losses from our fuel hedging activities were not recorded as an increase to aircraft fuel expense in operating activities, but rather as nonoperating expense. The cost of jet fuel is influenced by international political and economic circumstances, such as unrest in Iraq and other conflicts in the Middle East, OPEC production curtailments, disruption of oil imports, increased demand by China, India and other developing countries, environmental concerns, weather, financial speculation, governmental action and other unpredictable events. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

        We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through execution of a hedging strategy. From time to time, we have entered into various derivative instruments to hedge a portion of our anticipated jet fuel requirements, including jet fuel, heating oil and crude oil future contracts.

        Additional information regarding our fuel program and hedging position is included in Item 7A—"Quantitative and Qualitative Disclosures about Market Risk" and in Note 5 to the consolidated financial statements.

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

        Our marketing alliances with other airlines as of December 31, 2008 were as follows:

	HawaiianMiles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Codeshare— Hawaiian Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # on Flights Operated by Hawaiian
American Airlines (American)	No	Yes	No	Yes
American Eagle	No	Yes	Yes	No
Continental Airlines (Continental)	Yes	Yes	Yes	Yes
Delta Air Lines (Delta)	Yes	Yes	No	No
Island Air	No	No	Yes	No
Korean Air	No	No	No	Yes
Northwest Airlines (Northwest)*	Yes	Yes	No	Yes
United Airlines (United)	No	Yes	No	Yes
US Airways	No	Yes	No	Yes
Virgin Atlantic Airways (Virgin Atlantic)	Yes	Yes	No	No
Virgin Blue	No	Yes	No	No

*
Northwest was acquired by Delta on October 29, 2008. There may be modifications to the marketing relationships in the future as a result of this merger.

        Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Marketing

        In an effort to lower our distribution costs and reduce our reliance on travel agencies, we continued to pursue e-commerce initiatives during 2008. Since 2003, we have substantially increased the use of our website, www.HawaiianAirlines.com, as a distribution channel. During 2008, more than half of our passenger revenue originated through our website. In addition, we provide internet check-in and self-service kiosks to improve the customer check-in process. Our website offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

Frequent Flyer Program

        The HawaiianMiles frequent flyer program was initiated in 1983 to encourage and develop customer loyalty. HawaiianMiles allows passengers to earn mileage credits by flying with us and our partner carriers. In addition, members earn mileage credits for patronage with our other program partners, including credit card issuers, hotels, car rental firms and long distance telephone companies, pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program.

        HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being for free air travel on Hawaiian. Travel awards range from a 7,500 mile award, which is redeemable for a SuperSaver one-way interisland flight, to a 210,000 mile award, which is redeemable for an anytime one-way first class travel between the mainland U.S. and Sydney, Australia.

        Hawaiian modified the award levels of its HawaiianMiles frequent flyer program for award travel on or after September 1, 2008, requiring an increased number of frequent flyer miles to be redeemed for free air travel on Hawaiian.

Competition

  Transpacific

        We face multiple competitors on our transpacific routes including major network carriers such as Alaska Airlines, American, Continental, Northwest, Delta, United and US Airways. Various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements.

  South Pacific/Australia/Asia

        Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly against Qantas Airways and its low-cost affiliate Jetstar on this route, and between Honolulu and Manila, Philippines, competing directly against Philippine Airlines.

  Interisland

        Interisland routes are served by several carriers including Island Air, Mesa (through its go! operating division), Mokulele Airlines (Mokulele), Pacific Wings and a number of "air taxi" companies. In November 2008, Mokulele expanded its interisland service via a code share agreement with Republic Airways to include flights between Honolulu and Lihue and Honolulu and Kona. In February 2009, Mokulele began service between Honolulu and Kahului, Maui. In January 2009, we operated approximately 170 daily interisland flights.

Employees

        As of December 31, 2008, Hawaiian had 3,707 active employees compared to 3,415 active employees as of December 31, 2007. Wages and benefits expense represented approximately 20.7% and 22.8% of our total operating expenses in 2008 and 2007, respectively. The 2008 percentages exclude the impact of the litigation settlement discussed previously. As of December 31, 2008, approximately 87% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	385	Currently Amendable (**)
Cabin crew members	Association of Flight Attendants (AFA)	1,023	Currently Amendable (**)
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM)	558	Currently Amendable (**)
Customer service representatives	IAM	1,224	Currently Amendable (**)
Flight dispatch personnel	Transport Workers Union (TWU)	29	Currently Amendable (***)

(*)
Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which act the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

(**)
Contract negotiations are currently ongoing. ALPA and the Company jointly filed for mediation with the National Labor Relations Board in September 2008. Thus far, the parties have had twelve days of mediation. More sessions are scheduled. AFA and IAM Clerical and Machinists continue to negotiate.

(***)
On November 21, 2008, the TWU filed a complaint in U.S. District Court, District of Hawaii seeking declaratory relief on the issue of whether a binding new agreement was reached with Hawaiian when the TWU membership ratified a revoked tentative agreement containing material errors of which the TWU negotiating team had been previously notified. Hawaiian has filed a counter claim asking the Court to order the TWU to resume negotiations. Trial is expected to be scheduled in late-2009; if Hawaiian prevails in its position that no contract was formed, negotiations will resume thereafter. Beginning February 23, 2009, the U.S. District Court, District of Hawaii (the Court) will hear TWU's Motion for Preliminary Injunction (the Motion). The Motion asks that the Court order Hawaiian to enforce the new pay scales prior to the Court's determination of whether a new contract exists.

Seasonality

        Our operations and financial results are subject to substantial seasonal and cyclical volatility, primarily because of leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August and December. We may adjust our pricing or the availability of particular fares to obtain a profitable passenger load factor depending on seasonal demand differences.

Customers

        Our business is not dependent upon a single customer, or a few customers, the loss of any one or more of which would have a material adverse effect on our business.

Regulation

        Our business is subject to extensive and evolving federal, state, local and transportation laws and regulations in the destinations we serve. Many of these agencies regularly examine our operations to monitor compliance with applicable laws and regulations. Governmental authorities can enforce compliance with applicable laws and regulations and obtain injunctions or impose civil or criminal penalties or take actions against our operating certificates in case of violations.

        We cannot guarantee that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agencies. Compliance with these and any future regulatory requirements could require us to make significant capital and operating expenditures. However, most of these expenditures are made in the normal course of business and do not place us at any competitive disadvantage. The primary U.S. federal statutes affecting our business are discussed below.

        We are also subject to extensive international air transportation regulation. Our operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities in the markets we serve and is periodically subject to renegotiation. Any change in these agreements could require us to make significant capital and operating expenditures.

  Industry Regulations

        We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. These certificates may be altered, amended, modified or suspended by the DOT if public convenience and necessity so require, or may be revoked for intentional failure by the holder of the certificate to comply with the terms and conditions of a certificate. The DOT has jurisdiction over international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls. Current operators are now required to follow the New Aircraft Process Document which delineates the certification-related requirements to add a new aircraft type to the operating fleet. The FAA will assign a cross-functional team to assess the airline's readiness to operate the A330 aircraft. The bulk of the management effort will take place in 2009.

  Maintenance Directives

        The FAA approves all airline maintenance programs, including modifications to the programs. In addition, the FAA licenses the mechanics who perform the inspection, repairs and overhauls, as well as the inspectors who monitor the work.

        The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment types to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, wiring requirements for aging aircraft, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. We cannot predict what new airworthiness directives will be issued and what new regulations will be adopted, or how our businesses will be affected by any such directives or regulations. We expect that we may incur expenses to comply with new airworthiness directives and regulations.

        We believe we are in compliance with all requirements necessary to be in good standing with our air carrier operating certificate issued by the FAA and our certificate of Public Convenience and Necessity issued by the DOT. A modification, suspension or revocation of any of our FAA authorizations or certificates would have a material adverse impact on our operations.

  Airport Security

        The Aviation and Transportation Security Act (ATSA) mandates that the Transportation Security Administration (TSA) provide for the screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including security managers, law enforcement officers and Federal Air Marshals. The ATSA also provided for increased security on flight decks of aircraft and required Federal Air Marshals to be present on certain flights, improved airport perimeter access security and airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, provided additional passenger data to U.S. Customs and Border Protection and enhanced background checks. Funding for airline and airport security under the law is primarily provided by a $2.50 per enplanement security service fee ($5.00 one-way maximum fee for multiple segments) which is collected from passengers by the air carriers and submitted to the government. The TSA also has the authority to impose additional fees on the air carriers, if necessary, to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines in operation prior to 2000 to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual security costs for the year ended December 31, 2000. The TSA may increase these fees through rulemaking, but has not yet initiated such a proceeding. The existing fee structure will remain in place until further notice. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future. Most airports where we operate impose passenger facility charges of up to $4.50 per segment, subject to an $18 per roundtrip cap.

  Environmental and Employee Safety and Health

        We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries in which we do business. Many aspects of airlines' operations are subject to increasingly stringent federal, state and local laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act. Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that affect our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements, such as California. Congress is considering environmental legislation that may impact the cost of operating aircraft within the United States by requiring the purchase of environmental credits to operate engines using carbon-based fuels, such as those used on our aircraft. The form and impact of such legislation cannot be predicted.

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

  Taxes

        The airline industry is subject to various passenger ticket, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel); while certain other of these taxes are pass-through taxes (e.g., excise taxes on air transportation of passengers and cargo). Pending in Congress is the reauthorization of the Federal Aviation Act, which may include, when enacted, restructuring of the taxes and fees that airlines, passengers and aircraft owners pay in order to operate the United States aviation system. In addition, Congress is considering how to upgrade the air traffic control system and reduce costly delays, which would require additional fees from all users of the air traffic control system and allow airports to increase their passenger facility charges (PFCs) from $4.50 per segment. In the interim, Congress has passed a series of short-term extensions of the existing law. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions will have a material effect on our costs or revenue.

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

  Other Regulations

        The State of Hawaii is uniquely dependent upon air transportation. The recent bankruptcies and shutdowns of air carriers such as Aloha and ATA have profoundly affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, now Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii's governor, within the State Department of Transportation. The commission would examine and certify all interisland carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers. Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to enactment of federal legislation permitting its implementation. We are currently evaluating the impact this legislation would have on our operations if enacted. Additionally, several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. The federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and the airlines. There is increased focus on consumer protection both on the federal and state level. We cannot predict the cost of such requirements on our operations.

        Additional laws and regulations are proposed from time to time, which could significantly increase the cost of airline operations by imposing additional requirements or restrictions. U.S. law restricts the ownership of U.S. airlines to corporations where no more than 25% of the voting stock may be held by non-U.S. citizens and the airline must be under the actual control of U.S. citizens. The President and two thirds of the Board of Directors and other managing officers must also be U.S. citizens. Regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time. We cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be adopted, if any, or how we will be affected by those changes.

ITEM 1A.    RISK FACTORS.

        In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:

Risks Relating to our Business

Our business is affected by economic volatility.

        Economic conditions in the United States and globally significantly deteriorated during 2008, reducing demand for discretionary purchases in general, and air travel and vacations to Hawaii in particular. If this reduction in demand continues, it may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, either of which could negatively affect our revenue and liquidity and have a negative affect on our results of operations and financial condition. We can not assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.

        Aircraft fuel costs were our single largest operating expense during each of the past three years. Fuel costs represented 36.2%, 29.9% and 27.3% of Hawaiian's operating expenses for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 percentages exclude the impact of the litigation settlement discussed previously. Based on gallons expected to be consumed in 2009, for every one cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense increases or decreases by approximately $1.4 million. Prices and availability of aviation fuel are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including: the impact of political instability and crude oil production, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

We operate in an extremely competitive environment.

        The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our interisland, transpacific and South Pacific/Australia/Asia routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors are larger and have greater financial resources and name recognition than we do. Either aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets.

        In recent years, many of our competitors have dramatically reduced operating costs through a combination of operational restructuring, business simplification and vendor and labor negotiations. Several airlines, including United, Delta, Northwest, and US Airways were able to reduce labor costs, restructure debt and lease agreements, and implement other financial improvements through the bankruptcy process. Other carriers, including American and Continental, have also reduced operating costs outside of the bankruptcy process. In October 2008, Delta completed its acquisition of Northwest. Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and their management structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these airlines.

        Our interisland business faces low-fare competition following the entrance of go! (an operating division of Mesa) and Mokulele. Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets, including low-cost carrier (LCC) competition. Furthermore, a more fundamental and immediate consequence for us of the proliferation of LCCs is the response from full service network carriers, which have met the competition from LCCs by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition has been less severe. The result is that the network carriers have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Our business is affected by the competitive advantages held by network carriers in the transpacific market.

        In the transpacific market, most of our competition comes from network carriers such as United, Alaska, American, Continental, Delta, Northwest and US Airways. Network carriers have a number of competitive advantages relative to us that may enable them to obtain higher fares or attract higher customer traffic levels than us:

  •
  Network carriers generate passenger traffic from throughout the U.S. mainland. In contrast, we lack a comparable network to feed passengers to our transpacific flights and are, therefore, more reliant on passenger demand in the specific cities we serve.

  •
  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to schedule approximately 8 flights a day, depending on the time of year, between San Francisco and the Hawaiian islands, which gives San Francisco residents wishing to travel to Hawaii a large number of United nonstop flight choices to Oahu, Maui, Kauai and the Big Island, while we, without feed traffic, offer only one flight per day from San Francisco to Honolulu. In contrast, Honolulu, the hub of our operations, does not originate a large proportion of transpacific travel, nor does it have the city strength or potential customer franchise of a city such as Chicago or Dallas necessary to provide us with a built-in market. Passengers in the transpacific market, for the most part, do not originate in Honolulu, but rather on the mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

The interisland market has recently experienced reduced fares and decreasing demand.

        The demand for interisland service has reduced in recent years as other airlines have increased direct service from the mainland to Oahu's neighbor islands, obviating the need for interisland transfers and as the infrastructure, particularly the availability of goods and services, in the neighbor islands improves. A decline in the level of interisland passenger traffic could have a material adverse effect on our results of operations and financial condition.

        In addition, Mesa through its operating division go!, entered the interisland market in June 2006. Following its entry into the market, the interisland market experienced significant downward pressure on interisland fares, including those charged by us. Price promotions initiated by go! resulted in a significant reduction in the revenue generated on our interisland routes from June 2006 through mid-2008 when the failure of Aloha Airlines resulted in a rebalancing of market supply and demand.

Subsequently, Mokulele expanded its operations on our primary interisland routes in November 2008. We can offer no assurances that the competitive situation will not return to conditions of overcapacity and depressed fares, or that we will be able to achieve cost reductions sufficient to offset the decline in revenue that might accompany such a recurrence.

Our business is highly dependent on tourism, and our financial results could suffer if there is a downturn in tourism levels.

        Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and among the Hawaiian Islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii's main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawaii. In addition, the potential or actual occurrence of terrorist attacks, wars such as those in Afghanistan and Iraq, and the threat of other negative world events have had and may in the future again have a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is subject to substantial seasonal and cyclical volatility.

        Our profitability and liquidity are sensitive to seasonal volatility primarily because of leisure and holiday travel patterns. Hawaii is a popular vacation destination. Demand is typically stronger during June, July, August and December and considerably weaker at other times of the year. Our results of operations generally reflect this seasonality, but are also affected by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. Additionally, airlines generally require substantial liquidity to sustain continued operations under most conditions.

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

Our share price has been subject to extreme price fluctuations, and stockholders could have difficulty trading shares.

        The market price for our common stock has been and may continue to be subject to significant price fluctuations. Price fluctuations could be in response to operating results, changes in the competitive environment in which we serve, changes in jet fuel prices, bankruptcy filings by other airlines, increased government regulation and general market conditions. Additionally, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may affect the price of our common stock.

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

        We depend heavily on computer systems and technology, such as flight operations systems, communications systems, airport systems and reservations systems to operate our business. Any substantial or repeated failures of our computer or communications systems could impact our customer service, compromise the security of customer information, result in the loss of important data, loss of revenue, and increased costs, and generally harm our business. Like all companies, our computer and communication systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power, equipment or software failures, terrorist attacks, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems.

We are subject to various risks as a result of our fleet concentration in Boeing 717s and Boeing 767s.

        Our fleet currently consists entirely of Boeing 717 and Boeing 767 aircraft. In 2006, Boeing Commercial Airplanes (Boeing) discontinued the production of the Boeing 717 aircraft model. In addition, the rate of production of Boeing 767 aircraft has significantly decreased. As a result, the availability of parts and maintenance support for Boeing 717 and Boeing 767 aircraft may become limited in future years. Additionally, we may experience increased costs in later years associated with parts acquisition for and/or maintenance support of these aircraft. Other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

        We have agreements with Air New Zealand, US Airways, American, Continental, Delta, Northwest, Island Air, and other contractors to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business impacts our ability to conduct our business effectively.

  •
  Maintenance agreements.  We have maintenance agreements with Delta, Air New Zealand Engineering Services, the Pratt & Whitney division of United Technologies Corporation, Rolls-Royce, Honeywell and others to provide maintenance services for our aircraft, engines, parts and equipment. If one or more of our maintenance providers terminate their respective agreements, we would have to seek alternative sources of maintenance service or undertake the maintenance of these aircraft or components ourselves. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current maintenance arrangements.

  •
  Code sharing agreements.  We have code sharing agreements with American, American Eagle, Continental, Island Air, Korean Air, Northwest, United and US Airways. We also participate in the frequent flyer programs of American, Continental, Delta, Northwest, United, US Airways, Virgin Atlantic and Virgin Blue. Continental, Island Air, Northwest, and Virgin Atlantic participate in our frequent flyer programs. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

  •
  Fuel agreements.  We have entered into a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2009. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to us for whatever reason, our operations could be adversely affected.

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

  •
  Information Technology agreements.  We have agreements in place with a number of vendors—including Sabre Holdings, ITA Software, NCR Corporation and Oracle Corporation—to provide technology products and services that support various aspects of our business. If one or more of these vendors were to terminate these agreements, we would have to seek alternative partners. This transition would be lengthy, expensive, and may affect our operation adversely.

  •
  Travel agency and wholesale agreements.  In 2008, passenger ticket sales from travel agencies and wholesalers constituted approximately 25% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies and or wholesalers may have an adverse effect on operations.

We are dependent on satisfactory labor relations.

        Labor costs are a significant component of airline expenses and can substantially impact an airline's results. Labor and related benefit costs represented approximately 20.7% and 22.8% of our operating expenses for the years ended December 31, 2008 and 2007, respectively. The 2008 percentages exclude the impact of the Mesa litigation settlement discussed previously. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, dispatchers and network engineers which are currently amendable. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. We are currently in litigation with one of our labor unions regarding the validity of an agreement. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain key executives, including our Chief Executive Officer.

        We are dependent on our ability to attract and retain key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, whose amended employment agreement provides for a three-year term of employment ending on November 8, 2010. Competition for such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

Our substantial debt could adversely affect our financial condition.

        As of December 31, 2008, we had substantial indebtedness, including $109.1 million of debt related to the acquisition in December 2006 of three previously leased Boeing 767-300ER aircraft, a $35.0 million term A credit facility scheduled to mature in December 2010, a $55.2 million term B credit facility scheduled to mature in March 2011, and $12.9 million of notes payable to the Internal Revenue Service (IRS) that mature in June 2011. As of December 31, 2008, we had capital lease obligations of $47.1 million related primarily to our Boeing 717-200 aircraft leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

Our financial liquidity could be adversely affected by credit market conditions.

        Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. Additionally, we will face specific funding challenges upon the expiration of our term A and term B loans (in 2010 and 2011, respectively), the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft in 2013, and our obligation under a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB (Extra Wide Body) -800 aircraft. Credit market conditions deteriorated globally in 2008, severely reducing the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available do not adversely affect our financial condition.

Our agreement to purchase Airbus A330-200 and A350XWB-800 aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the change from our current Boeing 767-300 fleet.

        In January 2008, we reached an agreement with Airbus to purchase six A330-200 aircraft beginning in 2012 and six A350XWB-800 aircraft beginning in 2017 with additional purchase rights to acquire an additional six aircraft of each type. Additionally, we have agreed to acquire three additional A330-200 aircraft beginning in 2010 and 2011, which are currently subject to operating leases. These commitments substantially increase our future capital spending requirements and may require us to substantially increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms or at all.

        The addition of the Airbus aircraft to our fleet will require us to incur additional costs related to the acquisition of spare engines, training of crews and ground employees, the addition of these aircraft types to our operating certificate and other implementation activities. There can be no assurance that we will be able to recover these costs through the future operation of these aircraft in our fleet or that we will not experience delays in the implementation process which could adversely affect our operations or financial performance.

Delays in scheduled aircraft deliveries or other loss of fleet capacity may adversely impact our operations and financial results.

        The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft, including the introduction of the Airbus aircraft. If for any reason we were unable to secure deliveries of the Airbus aircraft on contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, this could have a negative impact on our business, operations and financial performance. Our failure to integrate the Airbus aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft. Such unanticipated extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. Additionally, aircraft lease rates have increased subsequent to the rates applicable when several of our existing leases were established. If new aircraft orders are not filled on a timely basis, we could face higher monthly rental rates on our existing Boeing aircraft leases.

Certain of our financing agreements and our credit card processing agreements include financial covenants that impose substantial restrictions on our financial and business operations.

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

        Under our bank-issued credit card processing agreements, our credit card processors hold back proceeds from advance ticket sales to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $28.0 million at December 31, 2008. Funds are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor also contains financial triggers which provide, among other things, for the level of credit card holdback to be adjusted based on the level of our unrestricted cash and short-term investments and levels of debt service coverage and operating income. As of December 31, 2008, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would adversely affect our liquidity. Depending on our unrestricted cash balance at the time, the holdback of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance requirement under our term A and term B credit facilities, resulting in defaults under those facilities.

Our business has substantial operating leverage.

        The airline industry operates on low gross profit margins and revenue that varies substantially in relation to fixed operating costs. Due to high fixed costs, the expenses of each flight do not vary proportionately with the number of passengers carried, but the revenue generated from a particular flight is directly related to the number of passengers carried and the level of average fares. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. An increase in the number of passengers carried would have the opposite effect.

Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.

        We sponsor three defined benefit pension plans, as well as a separate plan to administer the pilots' disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots became frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $170.8 million as of December 31, 2008. We made scheduled contributions of $5.7 million and $11.6 million for 2008 and 2007, respectively, and anticipate a minimum funding requirement of $2.6 million to the defined benefit pension and disability plans during 2009. During 2008, asset returns on our pension plans declined in conjunction with the decline in global financial markets, resulting in a deterioration of our funding levels. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws. Our 2010 funding requirement is likely to significantly exceed 2009 requirements.

Airline strategic combinations or industry consolidation could have an impact on our competitive environment in ways yet to be determined.

        The environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength and entering into global alliance arrangements. Similarly, the merger, bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors, or the entry of new competitors into some or all of the markets we serve or currently are seeking to serve. We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

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

        The State of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the state. As a result of the modernization plan, we expect our costs of operations to increase as landing fees and airport rent rates are increased to fund the modernization program. Additionally, we expect the costs for our interisland operations to increase proportionately more than the costs related to our transpacific and international operations because of phased adjustments to the airport's funding mechanism, which will result in the cost changes having a proportionately higher impact on us than our competitors which do not have significant interisland operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

The State of Hawaii, which is uniquely dependent upon and affected by air transportation, now seeks to impose new state laws and regulations on the airline industry that could have an adverse effect on our financial condition and results of operations.

        Hawaii is uniquely dependent upon and affected by air transportation. The recent bankruptcies and shutdowns of air carriers such as Aloha and ATA have profoundly affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, now Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii's Governor, within the State Department of Transportation. The commission would examine and certify all interisland carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers. Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to the enactment of federal legislation permitting its implementation.

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

        Because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports significantly increased their rates and charges to air carriers, including us, and may do so again in the future. Additionally, since September 11, 2001, the Department of Homeland Security (DHS) and the TSA and other agencies within the DHS have implemented numerous security measures that affect airline operations and costs, and are likely to implement additional measures in the future. The DHS has announced greater use of passenger data for evaluating security measures to be taken with respect to individual passengers, expanded use of Federal Air Marshals on flights (thus displacing revenue passengers), investigating a requirement to install aircraft security systems (such as active devices on commercial aircraft as countermeasures against portable surface-to-air missiles) and expanded cargo and baggage screening. The TSA has imposed additional measures affecting the contents of baggage that may be carried on an aircraft in response to the discovery in August 2006 of a terrorist plot targeting several U.S. airlines. The TSA and other security regulators may impose other measures as necessary to respond to future threats. A large part of the costs of these security measures is borne by the airlines and their passengers, and we believe that these and other security measures have the effect of increasing the inconvenience of air transportation and thus decreasing traffic. Security measures imposed by the U.S. and foreign governments subsequent to September 11, 2001 have increased our costs, and additional measures taken in the future may result in similar adverse effects. We cannot provide assurance that additional security requirements or security-related fees enacted in the future will not adversely affect us.

Our insurance costs are susceptible to significant increase, and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

        We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets, including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not be changed or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.

        After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. This coverage has been extended to March 31, 2009 by the FAA under the Homeland Security Act, after which time it is anticipated that the federal policy will be extended unless insurance for war-risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost. Although our overall hull and liability insurance costs have been reduced since the post-2001 increases, there can be no assurance that these reductions would be maintained in the event of future increases in the risk, or perceived risk, of air travel by the insurance industry, or a reduction of capital flows into the aviation insurance market.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Aircraft

        As of December 31, 2008, our total fleet consisted of 14 Boeing 767-300ER and four Boeing 767-300 aircraft to service our transpacific, South Pacific and substantially all of our charter routes, and 15 Boeing 717-200 aircraft to service our interisland routes. The following table summarizes our total fleet as of December 31, 2008:

Aircraft Type	Leased		Owned	Total	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
767-300ER	11		3	14	252-264	9.6
767-300	—		4	4	264	22.0
717-200	15	*	—	15	118-123	7.5

Total	26		7	33

    *
    Included in this total is a 717-200 aircraft which was delivered on December 24, 2008 and which was placed into service on January 1, 2009.

        See Note 8 to our consolidated financial statements for additional information regarding our aircraft lease agreements.

        In January 2008, we signed a purchase agreement with Airbus, providing for the delivery of twelve new aircraft between 2012 and 2020, with purchase rights for an additional twelve aircraft. In addition, during 2008, we executed lease agreements for three additional Airbus A330-200 aircraft that will accelerate the transition of our existing fleet to the new Airbus fleet to begin in 2010. Our firm orders and executed lease agreements consist of the following deliveries:

			A350XWB-800
	A330-200 Aircraft		Aircraft
Delivery Year	Leases	Firm Order	Firm Order	Total
2010	2	—	—	2
2011	1	—	—	1
2012	—	2	—	2
2013	—	3	—	3
2014	—	1	—	1
2017	—	—	2	2
2018	—	—	2	2
2019	—	—	1	1
2020	—	—	1	1

	3	6	6	15

        The Airbus aircraft deliveries will replace retiring Boeing 767-300 and expiring leased Boeing 767-300ER aircraft and provide for incremental growth opportunity for our fleet. We have twelve purchase rights to purchase Airbus aircraft, and can utilize these rights subject to production availability.

Ground Facilities

        Our principal terminal facilities, cargo facilities, hangar and maintenance facilities are located at the Honolulu International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at the five major interisland airports owned by the State of Hawaii. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawaii to be common areas and thus are not exclusively controlled by us. Other facilities, including station managers' offices, Premier Club lounges and operations support space, are considered exclusive-use space by the State of Hawaii.

        We are party to signatory agreements with the Port of Portland and McCarran International Airport (Las Vegas), and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento, the City of Oakland and Societe D'Equipment De Tahiti Et Des Iles (SETIL) for Faa'a International Airport in Papeete, French Polynesia. We are a shareholder in LAX Two in Los Angeles. We are party to a License Agreement with Jet Blue Airlines in San Diego, California and Phoenix, Arizona, for the use of ticket counter space and other operational areas. We are party to lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California and Fairbanks International Airport in Alaska.

        The table below sets forth the airport locations we utilize pursuant to various lease agreements:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Hilo International Airport	Hilo	Hawaii
Norman Y. Mineta San Jose International Airport	San Jose	California
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Sydney Airport	Sydney	Australia

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the NASDAQ Stock Market, LLC (NASDAQ) under the symbol "HA." The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated.

	High	Low
2008
First Quarter	$6.45	$4.35
Second Quarter	8.90	5.95
Third Quarter	11.10	6.60
Fourth Quarter	9.36	3.50
2007
First Quarter	$6.45	$3.12
Second Quarter	4.15	2.97
Third Quarter	4.40	2.60
Fourth Quarter	5.30	4.02

Holders

        There were 1,151 shareholders of record of our common stock as of February 17, 2009, which does not reflect those shares held beneficially or those shares held in "street" name. On February 17, 2009, the closing price reported on the NASDAQ for our common stock was $3.83 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

        We paid no dividends in 2007 or 2008. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. Accordingly, we do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2008, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2003 to December 31, 2008. The comparison assumes $100 was invested on December 31, 2003 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Hawaiian Holdings Common Stock	$100	$228.43	$133.44	$163.88	$170.57	$213.38
S & P 500 Index	100	110.88	116.33	134.70	142.09	89.52
AMEX Airline Index(1)	100	97.90	88.69	94.98	55.89	39.53

(1)
As of December 31, 2008, the AMEX Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Continental Airlines, Inc., Delta Air Lines, Inc., GOL Linhas Aereas Inteligentes S.A., JetBlue Airways Corporation, LAN Airlines S.A., Ryanair Holdings PLC, SkyWest Inc., Southwest Airlines Co., TAM S.A., US Airways Group, Inc. and UAL Corporation.

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

Equity Compensation Plan Information

        The following table provides the specified information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated by all compensation plans previously approved by our security holders, and by all compensation plans not previously approved by our security holders:

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,930,737	$4.63	2,582,734
Equity compensation plans not approved by security holders	none	—	none

Total	2,930,737	$4.63	2,582,734

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

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2008	2007	2006	2005(a)	2004(b)
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$1,210,865	$982,555	$888,047	$508,767	$—
Operating expenses(c)	1,118,967	975,721	887,541	506,737	7,266
Operating income (loss)(c)	91,898	6,834	506	2,030	(7,266)
Net income (loss)(d)(e)	28,586	7,051	(40,547)	(12,366)	(7,262)
Net Income (Loss) Per Common Stock Share:
Basic	$0.59	$0.15	$(0.86)	$(0.31)	$(0.24)
Diluted	0.57	0.15	(0.86)	(0.31)	(0.24)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	48,555	47,203	47,153	39,250	29,651
Diluted	50,527	47,460	47,153	39,250	29,651
Common Shares Outstanding at End of Year	51,517	47,241	46,584	45,349	30,751
Balance Sheet Items:
Total assets	$929,134	$823,399	$802,344	$666,520	$2,844
Property and equipment, net	315,469	270,734	272,614	51,277	—
Long-term debt and capital lease obligations, excluding
current maturities	232,218	215,926	238,381	77,576	—
Shareholders' equity (deficit)(f)	53,313	133,339	83,637	48,067	(61,292)

(a)
Includes the deconsolidated results of Holdings for the period January 1, 2005 through June 1, 2005, and the consolidated results of Holdings and Hawaiian for the period June 2, 2005 through December 31, 2005.

(b)
Includes only the deconsolidated results of Holdings for the year ended December 31, 2004.

(c)
During 2008, we recorded a $52.5 million litigation settlement for which we received payment from Mesa in May 2008. This amount is reflected as a separate line item in our operating expenses.

(d)
2008 operating income includes recognition of the litigation settlement of $52.5 million received from Mesa. In 2008, we recognized $7.8 million associated with the recognition of an-other-than temporary impairment of our auction rate securities. Net hedging losses of $16.1 million on fuel derivatives were recognized as nonoperating expense in 2008.

(e)
For 2005 and 2006, losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements were $4.2 million and $32.1 million, respectively.

(f)
Shareholders' equity amounts include significant changes in our pension liability recorded in accumulated other comprehensive income (loss) shown in the Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss). See footnote 10 to the consolidated financial statements.

 Hawaiian Airlines, Inc.
Selected Financial Data

	Period January 1, 2005 through June 1, 2005	Year ended December 31, 2004
	(in thousands)
Summary of Operations:
Operating revenue	$321,150	$769,294
Operating expenses	309,080	698,211
Operating income	12,070	71,083
Net loss	(2,706)	(75,440)
Balance Sheet Items:
Total assets	$372,980	$334,205
Property and equipment, net	59,844	51,539
Long-term debt and capital lease obligations, excluding current maturities	25,295	33
Shareholders' deficit	(321,739)	(293,108)

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

Overview

        During the year ended December 31, 2008, we recorded net income of $28.6 million ($0.57 per diluted common share) compared to $7.1 million ($0.15 per diluted common share) during 2007. The significant increase in results during 2008 compared with 2007 was primarily due to the recognition of a favorable litigation settlement of $52.5 million, before taxes, related to Hawaiian's settlement of its lawsuit filed against Mesa. In addition, we benefited from increased operating revenue due to increased interisland capacity as a result of the shutdown of Aloha partially offset by significantly increased fuel costs.

  Year in Review

  •
  Reported $28.6 million in net income for the year.

  •
  Recognized as Top-Rated Airline serving Hawaii and the fourth-highest ranked airline nationwide according to the 2008 Reader's Choice Survey published by Condé Nast Traveler magazine.

  •
  Recognized as the nation's most on-time airline for the fifth straight year according to the Department of Transportation's Air Travel Consumer Report.

  •
  Received $52.5 million litigation settlement from Mesa in May 2008.

  •
  Initiated service to Manila, Philippines in April 2008.

  •
  Began trading on NASDAQ in June 2008 allowing greater trading visibility and liquidity.

  •
  Expanded fleet of Boeing 717 aircraft to increase interisland capacity to respond to the shutdown of Aloha.

  •
  Executed purchase agreements with Airbus to purchase six A330-200 aircraft and six A350XWB-800 aircraft with purchase rights for an additional six aircraft of each type.

  •
  Executed lease agreements with respect to three Airbus A330-200 aircraft.

Results of Operations

        We recognized net income of $28.6 million ($0.57 per diluted common stock share) on operating income of $91.9 million for the year ended December 31, 2008. The operating results include $52.5 million received in 2008 from the litigation settlement with Mesa. During the year ended December 31, 2008, our total passenger revenue increased by 24.4%, due to the expansion of our interisland operations following the shutdown of Aloha in March 2008 and a general increase in airline fares in 2008 in response to substantially higher fuel prices.

        Our results of operations were significantly and adversely affected by increases in our cost of jet fuel, maintenance materials and repairs and depreciation expense. The cost of jet fuel is the single largest component of our operating expenses representing approximately 36.2% (or $424.5 million) of our total operating expenses for the year ended December 31, 2008 compared to 29.9% (or $291.6 million) in 2007. The 2008 percentage excludes the impact of the litigation settlement discussed previously. During 2008, our fuel derivatives were not designated for hedge accounting under SFAS 133 and were marked-to-market with unrealized gains and losses recorded through the income statement. As such, $16.1 million in net losses from our fuel hedging activities were not recorded as an increase to aircraft fuel expense in operating activities, but rather as nonoperating expense. Aircraft fuel expense was the main contributor to the increase in our operating cost per available seat mile (CASM) of 11% from 2007 to 2008. Aircraft fuel expense per available seat mile increased by 41% from 2007 to 2008. In addition, the cost of maintenance, materials and repairs increased by 15.7% or $14.6 million from 2007 to 2008 due to the aging and increased utilization of our fleet as well as the expansion of our fleet in 2007 and 2008.

        We were able to offset some of the impact of the increased fuel prices by realizing higher average fares (including fuel surcharges) and implementing charges for certain ancillary services.

Hawaiian Holdings, Inc.
Selected Consolidated Statistical Data (unaudited)

	Year ended December 31,
	2008		2007		2006
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	7,848		7,051		6,156
Revenue passenger miles (RPM)	7,839,722		7,929,860		6,838,852
Available seat miles (ASM)	9,479,198		9,076,233		7,915,874
Passenger revenue per ASM (PRASM)	11.66	¢	9.80	¢	10.07	¢
Passenger load factor (RPM/ASM)	82.7%		87.4%		86.4%
Passenger revenue per RPM (Yield)	14.10	¢	11.21	¢	11.65	¢
Total Operations:
Operating revenue per ASM	12.73	¢	10.64	¢	11.02	¢
Operating cost per ASM (CASM)	11.77	¢	10.57	¢	11.01	¢
Aircraft fuel expense per ASM	4.47	¢	3.16	¢	3.00	¢
Litigation settlement per ASM	(0.55	)¢	—	¢	—	¢
Revenue passengers flown	7,857		7,098		6,203
Revenue block hours operated (actual)	104,568		97,525		85,933
RPM	7,858,765		8,057,130		6,964,991
ASM	9,508,596		9,231,619		8,062,121
Gallons of jet fuel consumed	134,140		129,835		114,236
Average cost per gallon of jet fuel (actual)(a)	$3.16		$2.25		$2.12

(a)
Includes applicable taxes and fees.

Year ended December 31, 2008 Compared to Year ended December 31, 2007

        On a consolidated basis, we recognized net income of $28.6 million and our operating income was $91.9 million for the year ended December 31, 2008. This compares to net income of $7.1 million and operating income of $6.8 million for the year ended December 31, 2007. Operating income increased by $85.1 million in 2008 compared to 2007, which included the recognition of $52.5 million related to our litigation settlement with Mesa in May 2008. During 2008 we increased our interisland operations due to the shutdown of Aloha. Corresponding with our increased capacity, our operating expenses also increased, primarily in the areas of fuel, maintenance and depreciation. Our net income improved by $21.5 million from net income of $7.1 million in 2007. This improvement was primarily due to the litigation settlement and increased interisland operations discussed previously, partially offset by significantly increased fuel costs and an increase in our 2008 tax provision compared with a tax benefit in 2007. Other significant differences between income and expense items for the years ended December 31, 2008 and 2007 are discussed below.

        Operating Revenue.    Operating revenue was $1.2 billion for the year ended December 31, 2008, a 23.2% increase over operating revenue of $982.6 million in 2007. Significant year-over-year changes leading to the increase in 2008 operating revenue are discussed below.

        Passenger revenue was $1.1 billion in 2008 compared to passenger revenue of $889.0 million in 2007. This $216.5 million or 24.4% increase in passenger revenue was principally due to the increased capacity or available seat miles (ASMs) in our interisland routes due to the shutdown of Aloha and our revenue from the South Pacific/Australia/Asia routes with the addition of flights to Manila.

	Change in passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)
Transpacific	$63.7	17.2%	(5.9)%	(2.1)%
Interisland	128.3	32.4	21.7	21.4
South Pacific/Australia/Asia	24.5	2.1	38.1	62.4

Total	$216.5	25.8%	(1.1)%	4.4%

        Other operating revenue was $105.3 million for the year ended December 31, 2008, and $93.5 million for the comparable period in 2007. The $11.8 million, or 12.6%, increase in other operating revenue was primarily due to increased cargo pounds carried, increased revenue on change fees, the implementation of fees for certain ancillary services, and increased revenue from new ground handling agreements. Partially offsetting these increases was a decrease to charter revenue due to the discontinuance of our Anchorage charter services in January 2008.

        Operating Expenses.    Operating expenses were $1.1 billion for the year ended December 31, 2008, a $143.2 million increase from operating expenses of $975.7 million in 2007. The net increase in operating expenses in 2008 was primarily a result of significantly increased fuel costs and additional operating costs associated with increased interisland operations related to the shutdown of Aloha.

		Change from Year Ended December 31, 2007
	Year Ended December 31, 2008
		$	%
Operating expense:
Aircraft fuel, including taxes and oil	$424,532	$132,896	45.6	%(a)
Wages and benefits	242,798	20,240	9.1	(b)
Aircraft rent	99,803	2,177	2.2
Maintenance materials and repairs	107,809	14,643	15.7	(c)
Aircraft and passenger servicing	55,962	2,085	3.9	(b)
Commissions and other selling	56,574	2,972	5.5	(b)
Depreciation and amortization	48,678	2,726	5.9	(b)
Other rentals and landing fees	39,067	11,170	40.0	(b)
Litigation settlement	(52,500)	(52,500)	NM	(d)
Other	96,244	6,837	7.6	(b)

Total	$1,118,967	$143,246	14.7%

NM—Not Meaningful

(a)
The increase in the aircraft fuel expense of 45.6% was due primarily to the significant increases in the cost of jet fuel in 2008.

  Aircraft fuel expense increased $132.9 million, or 45.6%, compared to 2007. The elements of the change are illustrated in the following table:

	Year Ended December 31,
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	134,140	129,835	3.3%
Raw price per gallon, including taxes and delivery	$3.17	$2.28	39.3%

Total raw fuel expense	$424,916	$295,334	43.9%

Realized (gains) from settled SFAS 133 hedges	(384)	(3,698)	(89.6)%

Aircraft fuel expense	$424,532	$291,636	45.6%

  During 2008, the majority of our fuel derivatives were not designated for hedge accounting under SFAS 133 and were marked-to-fair value with unrealized gains and losses recorded through the income statement. As a result, $16.1 million in net losses from our fuel hedging programs were recorded as nonoperating expense. During 2008, we realized losses on settled fuel derivative contracts of $1.1 million and recorded unrealized losses of $11.6 million on contracts that will settle in future periods and reversed $3.3 million in gains which were recognized in previous years on a fair value basis. The fair value of our fuel hedge derivatives as of December 31, 2008 was a liability of $10.0 million and is recorded net of its related cash collateral of $17.5 million in prepaid expenses and other in the Consolidated Balance Sheets. Excess collateral amounts relate primarily to payables settled after year end.

  We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period. We define economic fuel expense as raw fuel expense plus losses (less gains) realized through actual cash receipts paid to (received from) hedge counterparties for fuel hedge derivatives settled in the period, offset by any premium expense we recognized. Economic fuel expense for 2008 and 2007 is calculated as follows:

	Year Ended December 31,
	2008	2007	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$424,916	$295,334	43.9%
Realized losses (gains) on settlement of fuel derivative contracts	1,096	(2,565)	(142.7)%
Realized (gains) from settled SFAS 133 hedges	(384)	(3,698)	(89.6)%

Economic fuel expense	$425,628	$289,071	47.2%
Fuel gallons consumed	134,140	129,835	3.3%

Economic fuel costs per gallon	$3.17	$2.23	42.5%

(b)
Operating expenses increased due to increased interisland operations related to the shutdown of Aloha. The increase in volume affected wages and benefits for pilots, flight attendants and other operational personnel, booking fees and credit card fees, and other rentals and landing fees. The latter was also affected by increased rates for landing fees and space rent at airports in Hawaii.

(c)
The increase in maintenance materials and repairs expense was primarily due to the expansion of our operations including the addition of three Boeing 717-200 aircraft to our fleet in 2008, the aging of our fleet which corresponds to an increase in maintenance activity to be performed, the timing of certain periodic maintenance events, and increases in our power-by-the-hour (PBH) maintenance contract expenses. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines and Boeing 717 engines under our PBH agreements, increased hourly charges and increased utilization of our aircraft (approximately 7% more block hours were operated in 2008 compared to 2007). We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction into our fleet of the four used Boeing 767-300 acquired in early 2006, the expiration of manufacturers' warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in Note 2 to our consolidated financial statements and Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not affect the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $37.0 million ($34.0 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2008. The estimated maintenance reserve deposits to be paid to lessors and the estimated amounts to be reimbursed and charged to expense upon performance of the related maintenance, based on currently scheduled maintenance, are set forth in the following table (in thousands):

	2009	2010	2011	2012	2013
Deposits	$11,597	$13,397	$14,930	$10,069	$7,455
Reimbursements	2,490	15,218	15,761	5,414	709

  These estimates are subject to significant variation, including, among others, the actual cost to complete the maintenance, timing and extent of the maintenance, aircraft cycles impacting the timing, and the imposition of potential new maintenance requirements.

(d)
The $52.5 million credit reflects the cash settlement that was received on May 5, 2008 related to our litigation settlement with Mesa. See Note 3 in the Notes to consolidated financial statements.

        Nonoperating Income and Expense.    Nonoperating expense, net, was $38.7 million for the year ended December 31, 2008, as compared to $8.9 million for the year ended December 31, 2007. The $29.8 million increase from 2007 to 2008 was primarily due to the recognition of losses on our fuel derivative instruments including $11.6 million in unrealized losses related to fuel derivative contracts settling in future periods. We realized losses of $1.1 million on contracts that settled during the period, as well as a reversal of $3.3 million of gains which were recognized in previous years on a fair value basis. We also recognized $7.8 million in unrealized losses on our auction rate securities that were deemed to be other-than-temporarily impaired as of December 31, 2008.

        Income Tax Expense.    The Company recorded income tax expense of $24.6 million for the year ended December 31, 2008, a $33.7 million increase compared to the income tax benefit of $9.1 million for the comparable period in 2007. The difference was primarily due to an increase in taxable income for the year ended December 31, 2008 primarily due to the receipt of a $52.5 million litigation settlement from Mesa and the improvement in our operating results driven in part by the expansion of our interisland operations.

Year ended December 31, 2007 Compared to Year ended December 31, 2006

        On a consolidated basis, we recognized net income of $7.1 million and our operating income was $6.8 million for the year ended December 31, 2007. This is compared to a net loss of $40.5 million and operating income of $0.5 million for the year ended December 31, 2006. Operating income increased by $6.3 million in 2007 compared to 2006, which included a favorable adjustment of approximately $5.0 million, primarily as a result of a change in estimate in our frequent flyer liability for miles that will not be redeemed. Corresponding with our increased capacity, our operating expenses also increased, primarily in the areas of fuel, maintenance and depreciation. Our net income improved by $47.6 million from a net loss of $40.5 million in 2006. This was primarily due to $35.7 million of special charges incurred in 2006 related to the redemption, prepayment, extinguishment and modification of various long-term instruments. Of this $35.7 million, $3.6 million represented operating expenses, with the remainder reflected in nonoperating expense. Other significant differences between income and expense items for the years ended December 31, 2007 and 2006 are discussed below.

        Operating Revenue.    Operating revenue was $982.6 million for the year ended December 31, 2007, a 10.6% increase over operating revenue of $888.0 million in 2006. Significant year-over-year changes leading to the increase in 2007 operating revenue are discussed below.

        Passenger revenue was $889.0 million in 2007 compared to passenger revenue of $796.8 million in 2006. This $92.2 million or 11.6% increase in passenger revenue was principally due to the increased capacity or available seat miles (ASMs) and traffic or revenue passenger miles (RPMs) in our transpacific market with the four additional Boeing 767-300 aircraft placed in service for a majority of the year in 2007. Those improvements more than offset the decline in our interisland yield which corresponded to the entry of a new market participant in June 2006 and the resultant fare discounting that has continued since this time which contributed to a reduction in interisland revenue from 2006 to 2007.

	Change in passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)
Transpacific	$96.2	0.8%	17.4%	18.1%
Interisland	(8.6)	(14.8)	12.7	5.3
South Pacific/Australia/Asia	4.6	6.9	1.4	(8.0)

Total	$92.2	(3.8)%	16.0%	14.7%

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

In addition, we implemented several cost improvement programs throughout the year which has also contributed to the decrease in our cost per available seat mile (CASM).

		Change from Year Ended December 31, 2006
	Year Ended December 31, 2007
		$	%
Operating expense:
Aircraft fuel, including taxes and oil	$291,636	$49,976	20.7	%(a)
Wages and benefits	222,558	(5,452)	(2.4)
Aircraft rent	97,626	(11,966)	(10.9	)(b)
Maintenance materials and repairs	93,166	23,560	33.8	(c)
Aircraft and passenger servicing	53,877	1,222	2.3
Commissions and other selling	53,602	5,027	10.3	(d)
Depreciation and amortization	45,952	17,087	59.2	(e)
Other rentals and landing fees	27,897	2,177	8.5
Other	89,407	6,549	7.9

Total	$975,721	$88,180	9.9%

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

(c)
The increase in maintenance materials and repairs expense was primarily due to the addition of four Boeing 767-300 aircraft to our fleet during 2007, the aging of our fleet which corresponds to an increase in maintenance activity to be performed, the timing of certain periodic maintenance events, and rate escalations in our power-by-the-hour (PBH) contracts. The increase in expenses incurred under the PBH maintenance contracts was due in turn to the inclusion of additional Boeing 767 engines under our PBH agreements, increased hourly charges and increased utilization of our aircraft (approximately 12% more block hours were operated in 2007 compared to 2006). As more fully discussed in Note 2 to our consolidated financial statements and Critical Accounting

  Policies, we made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not affect the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $34.4 million ($30.8 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2007.

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

        Nonoperating Income and Expense.    Net nonoperating expense was $8.9 million for the year ended December 31, 2007, compared to net nonoperating expense of $41.5 million for the same period in 2006. Nonoperating income and expense includes interest expense, interest income, special charges related to the redemption, prepayment, extinguishment and modification of various long-term instruments, and other gains and losses. The $32.6 million decrease in nonoperating expense is primarily due to the $32.1 million of special charges related to the redemption, prepayment, extinguishment and modification of various long-term instruments that was recognized in 2006 and an $11.7 million increase in other gains from 2006 to 2007. This was partially offset by an increase in interest expense of $8.0 million from 2006 to 2007, which was due to $126 million of additional debt that was borrowed in December 2006 and used to finance the purchase of three aircraft and a decrease of $2.5 million in capitalized interest.

        Other gains and losses primarily includes amounts recorded in accordance with the Company's hedging activities and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). During 2007, the Company recorded $5.9 million of gains (of which $2.6 million was realized) related to the increase in market value of heating oil future contracts that were not designated for hedge accounting under SFAS 133 and are simply marked to market. These gains were slightly offset by a $2.3 million loss related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness. During 2006, the Company recorded $7.3 million of losses related to the portion of the change in fair value of Hawaiian's jet fuel forward contracts excluded from hedge effectiveness.

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

Liquidity and Capital Resources

        Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. These financing arrangements are described in more detail below and in Note 7, "Debt and Common Stock Warrants," to our consolidated financial statements included in this Annual Report on Form 10-K.

        As of December 31, 2008, we had $205.9 million in cash, cash equivalents and short-term investments, which is $61.5 million higher than at December 31, 2007. This increase was primarily due to a $52.5 million cash receipt from our litigation settlement with Mesa, $13.0 million of cash received upon exercise of outstanding warrants, (See "Conversion of Warrants" below) and a significant increase in sales following the shutdown of Aloha. Offsetting those increases was the reclassification of $42.9 million of auction rate securities from short-term investments to long-term investments in 2008. See further discussion below under the caption "Auction Rate Securities". We also had restricted cash of $28.0 million and $38.7 million as of December 31, 2008 and 2007, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales. Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers. Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

        On June 2, 2005, Hawaiian, as borrower, and the Company, as guarantor, entered into a credit agreement with Wells Fargo Foothill, Inc., as agent, and the lenders named therein (the Term A Credit Facility). The Term A Credit Facility is secured by liens on substantially all of Hawaiian's assets. On June 2, 2005, Hawaiian, as borrower, and the Company, as guarantor, also entered into a credit agreement with Canyon Capital Advisors, LLC, as agent, and the lenders named therein (the Term B Credit Facility). The Term B Credit Facility is secured by liens on substantially all of Hawaiian's assets, subordinate to the prior liens granted to the lenders under the Term A Credit Facility. In March 2006, we incurred approximately $86.8 million, net of debt issuance costs, in additional debt by amending the Term A and Term B Credit Facilities. We used such additional borrowings to redeem the outstanding balance of the Notes issued in June 2005 to help fund the Joint Plan and to partially fund the acquisition of four used Boeing 767-300 aircraft acquired by Hawaiian during the first quarter of 2006. On July 11, 2006, $10.0 million of such additional borrowings, then held in escrow, was released to the Term B Credit Facility lenders, and our total obligation under that facility was reduced commensurately. As of December 31, 2008, the Term A Credit Facility consisted of a $35.0 million, 5.0% variable interest rate amortizing term loan due December 10, 2010 and a $25 million revolving line of credit. As of December 31, 2008, Hawaiian had no outstanding borrowings under this line of credit and $19.7 million available for future borrowing. As of December 31, 2008, the Term B Credit Facility consisted of a $55.2 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011.

        During December 2006, we borrowed a total of $126 million from a third-party lender to help finance the purchase of three previously-leased Boeing 767-300ER aircraft. The purchase of these three aircraft from AWAS was done in conjunction with the lease modification of four other Boeing 767-300ER aircraft also leased from AWAS in order to remove a provision of the previous agreements that allowed AWAS to exercise early termination options beginning in 2007. As of December 31, 2008, this indebtedness consisted of a $109.1 million, 3.95% variable interest rate amortizing term loan due December 2013.

Cash Flows

        Net cash provided by operating activities was $134.5 million for 2008, an increase of $52.9 million over 2007. The increase was primarily due to the $52.5 million cash receipt from our litigation settlement with Mesa as well as a significant increase in operating results after the shutdown of Aloha and ATA's passenger operations in March 2008, offset by higher fuel expenses related to increased fuel prices.

        Net cash used in investing activities was $15.9 million for 2008 compared to $31.3 million for 2007. We used net cash of $13.8 million during 2008 for progress payments related to the purchase of the Airbus aircraft and Rolls-Royce engines for the Airbus fleet discussed below under the caption "Capital Expenditures". During 2008, additions to property and equipment totaled $14.9 million which consisted primarily of modifications and overhauls of the used Boeing 767-300 aircraft that were purchased in March 2006. In 2008, sales of short-term investments exceeded purchases of short-term investments by approximately $12.8 million.

        Financing activities used net cash of approximately $8.8 million during 2008, primarily related to repayments on our long-term debt and capital lease obligations, which was partially offset by $13.0 million of proceeds received upon exercise of the warrants and $8.0 million in long-term borrowings. Financing activities used net cash of $23.0 million for 2007, primarily for repayments of long-term debt and capital lease obligations.

Capital Expenditures

        In January 2008, we executed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft. We paid an initial deposit in 2007, as well as additional deposits in 2008 upon signing the purchase agreement. Following execution of the agreement, the combined deposit became non-refundable. Aircraft purchase contracts typically require the purchaser to make pre-delivery deposits to the manufacturer. Our next pre-delivery deposits are due in 2010. In order to complete the purchase of these aircraft, we must secure acceptable aircraft financing. The amount of financing required will depend on the number of aircraft purchase rights we exercise and the amount of cash we generate through operations prior to delivery of the aircraft. We will explore various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us. In conjunction with the purchase of the Airbus aircraft, we also entered into purchase agreements with Rolls-Royce in October 2008 to purchase four spare engines, for which we paid a deposit of $3.4 million during the second quarter of 2008.

Mesa Settlement

        On April 30, 2008, Hawaiian and Mesa reached a settlement of its lawsuit regarding Mesa's misuse of confidential and proprietary information obtained during Hawaiian's Chapter 11 plan of reorganization in 2004. Under the terms of the settlement agreement, Hawaiian received a cash payment of $52.5 million and Mesa withdrew its appeal of the $80 million judgment (plus interest, attorney's fees and costs) awarded against Mesa by the United States Bankruptcy Court in October 2007. Hawaiian received full payment of the $52.5 million settlement on May 5, 2008 and recognized a gain equal to the proceeds received, during the second quarter of 2008.

Conversion of Warrants

        In September 2008, the Company issued an aggregate of 3,549,998 shares of its common stock upon the exercise of outstanding warrants at an exercise price of $5.00 per share. The warrants were originally issued to certain of the Company's lenders in connection with the provision of additional credit in 2006. The Company became entitled to force the exercise of the warrants pursuant to their terms because the average closing price of the Company's common stock was equal to or greater than $9.00 per share for a period of 30 consecutive calendar days ended September 15, 2008. Pursuant to the terms of the warrants, the holders were permitted to make payment to the Company (i) in cash, (ii) by reducing the principal amount of the term B loan due to such holder, if applicable, or (iii) any combination thereof. As a result of the exercise of the warrants, the Company received proceeds of $13.0 million in cash, and $4.8 million in aggregate principal amount of tendered term B loan securities.

Covenants under our Financing Arrangements

        The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of December 31, 2008, we were in compliance with these covenants. If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

        Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $28.0 million at December 31, 2008. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor (Credit Card Agreement) also contains financial triggers which provide for adjustment in the holdback percentage based on our balance of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and levels of debt service coverage and operating income. As of December 31, 2008, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability. Given the volatility of fuel prices and continued pressure on passenger yields due to competitive and market circumstances, we cannot guarantee that our financial performance in future periods will not require increases in the holdback level up to 100%, and that restricted cash will not be commensurately increased.

Auction Rate Securities

        At December 31, 2007, we had investments in then-rated AAA/Aaa tax-exempt municipal auction rate securities, which were included in short-term investments. These auction rate securities are long-term bonds that resemble short-term instruments because their interest rates are reset periodically through an auction process—every seven days. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continued to fail through the end of the year. While we continue to earn interest on our auction rate security investments at the maximum contractual rate, these investments are not currently auctioning on a regular basis and, therefore, do not currently have a readily available market or valuation. Based on an assessment of fair value, and because we may not have the ability to hold these investments until their eventual recovery or maturity, $7.8 million was recognized in nonoperating expenses as an other-than-temporary impairment as of December 31, 2008. We continue to believe that the market for these instruments may take in excess of twelve months to fully recover. Therefore, we continue to classify the remaining investments of $27.7 million as long-term investments in the Consolidated Balance Sheets at December 31, 2008.

Pension and Postemployment Benefit Plan Funding

        Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM, TWU, NEG and certain non-contract employees, as well as a separate plan to administer the pilots' disability benefits. In the aggregate, these plans are underfunded. As of December 31, 2008, the excess of the projected benefit obligations over the fair value of plan assets was approximately $170.8 million. Hawaiian made scheduled contributions of $5.7 million, $11.6 million and $13.1 million during 2008, 2007 and 2006, respectively, to its defined benefit pension and disability plans, and anticipates contributing $2.6 million during 2009. During 2008, asset returns on our pension plans declined in conjunction with the decline in global financial markets resulting in a deterioration of our funding levels. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns. However, based on December 31, 2008 valuations, our 2010 funding requirement is likely to significantly exceed 2009 requirements.

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

Contractual Obligations

        Our estimated contractual obligations as of December 31, 2008 are summarized in the following table (in thousands):

	Total	2009	2010-2011	2012-2013	2014 and Thereafter
Debt and capital lease obligations(1)	$344,800	$47,241	$148,249	$101,694	$47,616
Operating leases—aircraft and related equipment(2)	1,066,551	91,711	218,897	194,576	561,367
Operating leases—non-aircraft	26,767	3,852	6,688	6,688	9,539
Purchase commitments(3)	1,364,304	15,755	149,013	350,853	848,683
Projected employee benefit contributions(4)	43,609	2,609	7,483	8,369	25,148

Total contractual obligations	$2,846,031	$161,168	$530,330	$662,180	$1,492,353

(1)
Represents contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of December 31, 2008.

(2)
Represents lease payment amounts for three Airbus A330-200 aircraft, including estimated amounts for price escalation and lease modifications for four Boeing 767-300 aircraft.

(3)
Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancelation provisions.

(4)
Amount includes our estimated contributions to our pension plans and our pilot's disability plan. The pension contributions represent our estimate of the minimum pension funding requirements under ERISA. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation.

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

        Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 2, "Summary of Significant Accounting Policies," in the notes to our consolidated financial statements included in this Form 10-K.

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

        Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. Effective September 1, 2008, the Company modified the award levels of its HawaiianMiles frequent flyer program, requiring an increased number of frequent flyer miles to be redeemed for free air travel on Hawaiian. As a result of this modification, the Company decreased its frequent flyer liability by approximately $5.0 million which was recorded as a reduction in Commissions and other selling expense. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

        Hawaiian also sells mileage credits as well as related services to companies participating in our frequent flyer program. A portion of the proceeds related to the sale of mileage credits represents revenue for air transportation sold. The revenue is calculated at its fair value and is deferred and amortized as passenger revenue over the estimated period of time it takes for a member to accumulate enough miles to redeem and fly using the awards. Breakage of sold miles is recognized over the estimated period of usage. The remaining portion of the proceeds, representing the marketing services sold and administrative costs associated with operating the HawaiianMiles program, is recognized immediately upon sale as a component of passenger revenues. We recognize this as passenger revenue as a result of us providing the services to the partner at the time of sale.

        Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption for a free travel award. For those transactions, revenue is amortized over the historical period of time between when a member redeems mileage credits for a free travel award and when the resulting free travel is provided. On a periodic basis, we review and update the amortization periods. A change to the amortization periods, the actual redemption activity, or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

        Pension and Other Postretirement and Postemployment Benefits.    We account for our defined benefit pension and other postretirement and postemployment plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). SFAS 158 requires companies to measure their plans' assets and obligations that determine their funded status at fiscal year end, recognize the funded status of their benefit plans in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year which the changes occur. SFAS 158 does not change the amount of net periodic benefit expense recognized in our results of operations; net periodic benefit expense continues to be accounted for in accordance with SFAS No. 87, "Employer's Accounting for Pensions" (SFAS 87) and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension" (SFAS 106). Pension and other postretirement and postemployment benefit expenses are recognized on an accrual basis over employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements.

        The calculation of pension and other postretirement and postemployment benefit expenses and their corresponding liabilities requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. These assumptions as of December 31 were:

	2008	2007	2006
Pension:
Discount rate to determine projected benefit obligation	6.09%	6.16%	5.86%
Expected return on plan assets	7.90%	7.90%	7.90%
Postretirement:
Discount rate to determine projected benefit obligation	6.13%	6.25%	5.90%
Expected return on plan assets	N/A	N/A	N/A
Expected health care cost trend rate:
Initial	9.00%	8.00%	9.00%
Ultimate	5.00%	5.00%	5.00%
Disability
Discount rate to determine projected benefit obligation	6.05%	6.05%	N/A
Expected return on plan assets	7.50%	7.50%	N/A

    N/A—Not Applicable

        The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our allocation of assets was as follows at December 31, 2008:

	Percent of Total	Expected Long-Term Rate of Return
U.S. equities	25.9%	9.6%
International equities	29.1%	10.8%
Fixed income	35.5%	4.7%
Other	9.5%	6.7%

Total	100.0%

        We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by one percent (from 7.9% to 6.9%) would increase our estimated 2009 pension expense by approximately $1.5 million.

        We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other postretirement benefit liabilities at December 31, 2008 by approximately $41.8 million and $9.4 million, respectively, and would increase our estimated 2009 pension and other postretirement benefit expense by approximately $2.1 and $0.9 million, respectively.

        The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one percent increase in the assumed health care cost trend rate would increase the other postretirement benefit obligation as of December 31, 2008 by approximately $9.6 million and our estimated 2009 other postretirement benefit expense by approximately $1.6 million. A one percent decrease in the assumed health care cost trend rate would decrease the other postretirement benefit obligation as of December 31, 2008 by approximately $7.8 million and our estimated 2009 other postretirement benefit expense by approximately $1.6 million.

        On December 13, 2007, Congress signed a new law, effective immediately, that extended the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. It is our assumption that some of Hawaiian's pilots will work beyond age 60 as a result of this change in law. Therefore, we elected to change our retirement assumption from a single retirement age at age 60 to a graded schedule of expected retirements between ages 60 and 65, which resulted in an average retirement age of 63.5 as of December 31, 2007. As a result, our projected future benefit obligation decreased and the funded status of the plans improved.

        Future changes in plan asset returns, plan provisions, assumed discount rates, pilot estimated retirement age, pension funding legislation and various other factors related to the participants in our pension plans will impact our future retirement benefit expense and liabilities. We cannot predict with certainty what these factors will be in the future.

        Derivative Financial Instruments.    We have adopted a fuel hedging program that provides us with flexibility of utilizing certain derivative financial instruments to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. At December 31, 2008, we had hedged approximately 49%, 29% and 9% of our anticipated aircraft fuel needs for the first, second and third quarters of 2009, respectively, with a combination of call options and collars (a combination of call options and put option contracts) based on crude oil and/or heating oil futures contracts. We do not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under SFAS 133, which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the designation of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness. Such amounts are recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of a change in the fair value of the forward contracts is immediately recognized in earnings as a component of nonoperating income (loss). We designated the effectiveness of our jet fuel forward contracts based on the changes in fair value attributable to changes in spot prices; the change in fair value related to the changes in the difference between the spot price and the forward price (i.e., the spot-forward difference) are excluded from the assessment of hedge effectiveness. As a result, any changes in the spot-forward difference are immediately recognized into earnings as a component of other nonoperating income (expense). For the years ended December 31, 2007 and 2006, we recognized $2.3 million and $7.3 million of nonoperating losses, respectively, related to spot-forward changes. We measure fair value of our derivatives based on quoted values provided by counterparties or market participants. Starting in 2007, we began purchasing heating oil future contracts to hedge our fuel expense and starting in 2008 we began purchasing crude oil and/or heating oil call options and collars. However, these derivatives were not designated to qualify for financial hedge accounting under SFAS 133. As a result, we recorded $16.1 million of losses and $5.9 million of gains in nonoperating income during 2008 and 2007, respectively, related to the increase in market value of heating oil and crude oil derivative contracts.

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

	Beginning Balance	Payments	Reimbursements	Ending Balance
Year ended December 31:
2006	$30,389	$14,604	$(8,504)	$36,489
2007	36,489	12,663	(5,413)	43,739
2008	43,739	13,138	(4,599)	52,278
Fair value adjustments(1)				(3,032)
Deposits not considered probable of recovery(2)				(15,292)

Recorded balance at December 31, 2008				$33,954

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

        Goodwill and Indefinite-Lived Purchased Intangible Assets.    We review goodwill and purchased intangible assets with indefinite lives, all of which relate to the acquisition of Hawaiian, for impairment annually and/or whenever events or changes in applicable circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the Hawaiian reporting unit is compared to its carrying value. If the fair value of the Hawaiian reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Hawaiian reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Hawaiian reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions management believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from these estimates. We have reviewed the carrying values of goodwill and the intangible asset associated with the fair value of Hawaiian's trade name pursuant to the applicable provisions of SFAS No. 142 and have concluded that such carrying values were not impaired as of December 31, 2008.

        Stock Compensation.    Effective January 1, 2006, we account for stock options in accordance with SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which replaced SFAS 123 "Accounting for Stock-Based Compensation" (SFAS 123), and superseded Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities.

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

        We account for all stock options granted on and after January 1, 2006 pursuant to SFAS 123R. For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, we adopted the modified prospective transition method permitted by SFAS 123R. Under this method, we account for unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the statement of operations using the grant-date fair values previously calculated for the SFAS 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006. We estimate the fair values of our options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. We use a dividend yield of zero as we have never paid, nor do we intend to pay, dividends on our common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the "simplified" method prescribed in the SEC's Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity's common stock. Due to Hawaiian's bankruptcy and the thin liquidity of our common stock during the period April 1, 2003 through June 1, 2005, we believe that the historic volatility of our common stock during that period is not a reliable indicator of future volatility. Accordingly, we used a blended stock volatility factor based on our stock volatility factor from the period post-emergence (starting on June 2, 2005) and a peer comparison group prior to June 2, 2005. The total period covered by the blended volatility is commensurate with the expected term of the stock options.

        Fair value measurements.    We adopted SFAS No. 157 "Fair Value Measurements" (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on the fair value of certain financial assets and liabilities, see Note 4 to the consolidated financial statements.

        Under SFAS 157, Hawaiian utilizes several valuation techniques in order to assess the fair value of our financial assets and liabilities. We use the discounted cash flow method which requires us to make certain assumptions on key variables used to calculate the fair value of the auction rate securities. These key variables include interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. The discount rate is based on the credit quality of the underlying investments and a factor to further discount the investments for illiquidity. Based on these assumptions, we recorded an other-than-temporary impairment charge of $7.8 million in nonoperating expense. If future evaluations of our auction rate securities indicate additional adjustments to the carrying value of the securities, we would record impairment charges through earnings, which could be significant.

        Tax valuation allowance.    We record a deferred tax asset valuation allowance under SFAS No. 109 "Accounting for Income Taxes" when it is more likely than not that some portion or all of our deferred tax assets will not be realized. Historically, we have reported a net deferred tax asset and, as a result, not paid significant amounts of income taxes in recent years. A considerable portion of the valuation allowance was recorded with offsetting charges to accumulated other comprehensive income (loss), described in Note 9 to our consolidated financial statements. In addition, another significant portion of the valuation allowance was recorded upon our exit from bankruptcy and acquisition on June 2, 2005. Beginning on January 1, 2009, we will adopt the provisions of SFAS No. 141(R) "Business Combinations (revised 2007)" which, among other things, revises the accounting such that all changes in judgment regarding the valuation allowances will be reflected as a component of the income tax provision. Previously, certain amounts established as a component of a business combination were recorded as a reduction of goodwill upon a change in judgment. When evaluating the estimated realization of deferred tax assets, we consider our historical earnings trend and outlook for future years. As of December 31, 2008, we do not believe that it is more likely than not that all deferred tax assets will be realized. However, if recent positive trends continue, this position may be subject to change.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk. We have market sensitive instruments in the forms of financial derivative instruments used to hedge Hawaiian's exposure to increases in jet fuel prices and variable interest rate debt. We have market risk for the changes in the fair value of our fixed-rate debt resulting from movements in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate its exposure to such adverse changes. Actual results may differ. See the discussion of critical accounting policies above for other information related to these financial instruments.

        Aircraft Fuel Costs.    Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 36.2% and 29.9%, respectively, of our operating expenses for 2008 and 2007.

The 2008 percentage excludes the effect of the litigation settlement discussed previously. Based on gallons expected to be consumed in 2009, for every one-cent increase in the cost of jet fuel, our annual fuel expense increases by approximately $1.4 million.

        We use derivative contracts to manage our exposure to changes in the prices of jet fuel. During 2008, our fuel hedge program included heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil). Heating oil, commonly referred to as kerosene, is a distillate of crude oil. Jet fuel represents a specific grade of heating oil and while jet fuel is heating oil, the opposite is not quite true. Our heating oil futures contracts are traded on the New York Mercantile Exchange (NYMEX) and, therefore, the fair value of these contracts are based on their quoted market prices. Our swap agreements establish a settlement value based on the market price for the underlying commodity (e.g. heating oil) during the time period applicable to the contract. Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period. We have combined some of our call option contracts with put option contract sales to create "collars" whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price). Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a "costless collar". We have also established certain collars ("synthetic collars") by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options). The aforementioned futures contracts and other derivative agreements were not designated as hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As of December 31, 2008, the fair value of these futures contracts and other fuel derivative agreements reflected a liability of $10.0 million and is reflected along with its related cash collateral of $17.5 million in prepaid expenses and other in the Consolidated Balance Sheets.

        Hawaiian's future contracts and other fuel derivative agreements as of February 13, 2009 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Ceiling Price (Per Gallon)	Ceiling Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter's Consumption Hedged	Weighted Average Floor Price (Per Gallon)	Floor Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter's Consumption Hedged
First Quarter 2009:
Heating Oil	$3.35	$3.24 - $3.51	630	2%	$3.12	$2.82 - $3.51	1,260	4%
Crude Oil	$1.95	$0.99 - $3.05	16,674	51%	$1.67	$1.08 - $2.25	6,384	19%

Total			17,304	53%			7,644	23%
Second Quarter 2009:
Crude Oil	$1.69	$1.12 - $2.65	13,272	40%	$1.58	$0.98 - $2.04	6,972	21%
Third Quarter 2009:
Crude Oil	$1.59	$1.19 - $2.39	7,686	23%	$1.19	$0.97 - $1.90	4,998	15%
Fourth Quarter 2009:
Crude Oil	$1.64	$1.34 - $1.68	2,478	8%	$1.05	$1.03 - $1.11	2,394	7%
First Quarter 2010:
Crude Oil	$1.68	$1.68 - $1.68	252	1%	$1.08	$1.08 - $1.08	252	1%

*
in thousands

        We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and synthetic collars. As of February 13, 2009, we were required to post collateral with our counterparties totaling $13.0 million due to decreases in crude oil prices.

        We do not hold or issue derivative financial instruments for trading purposes. We are exposed to credit risks in the event our heating oil futures and crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

        Our results of operations are affected by fluctuations in interest rates due to our variable rate debt and interest income earned on certain of our cash deposits and short-term investments. Our debt agreements include the term A credit facility, term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements.

        At December 31, 2008, we had approximately $118.2 million of fixed rate debt including aircraft capital lease obligations of $46.5 million and non-aircraft capital lease obligations of $0.6 million. At December 31, 2008, we had $144.1 million of variable rate debt indexed to the Wells Fargo Bank Prime Rate and the one-month London Interbank Bank Offered Rate (LIBOR) and six-month LIBOR. Interest rates on the LIBOR indexed loans adjust either monthly or semi-annually. The Wells Fargo Bank Prime Rate was 3.25% and one-month LIBOR and six-month LIBOR were 0.44% and 1.75% respectively on such date. We do not mitigate our exposure to variable-rate debt by entering into interest rate swaps. Therefore, changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments. However, based on the balances of our cash and cash equivalents, restricted cash, short term investments, and variable rate debt as of December 31, 2008, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest bearing cash deposits and investments approximates the level of our variable rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

        Market risk for fixed-rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $4.6 million as of December 31, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii February 24, 2009

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2008, 2007 and 2006

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,105,521	$889,038	$796,821
Cargo	41,493	30,916	32,181
Other	63,851	62,601	59,045

Total	1,210,865	982,555	888,047

Operating Expenses:
Aircraft fuel, including taxes and oil	424,532	291,636	241,660
Wages and benefits	242,798	222,558	228,010
Aircraft rent	99,803	97,626	109,592
Maintenance materials and repairs	107,809	93,166	69,606
Aircraft and passenger servicing	55,962	53,877	52,655
Commissions and other selling	56,574	53,602	48,575
Depreciation and amortization	48,678	45,952	28,865
Other rentals and landing fees	39,067	27,897	25,720
Litigation settlement	(52,500)	—	—
Other	96,244	89,407	82,858

Total	1,118,967	975,721	887,541

Operating Income	91,898	6,834	506

Nonoperating Income (Expense):
Interest expense and amortization of debt discount and issuance costs	(20,656)	(25,510)	(17,476)
Interest income	7,264	10,643	11,338
Capitalized interest	—	1,309	3,769
Gains (losses) on fuel derivatives	(16,066)	3,564	(7,347)
Unrealized loss on securities	(7,827)	—	—
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	(54)	—	(32,134)
Other, net	(1,350)	1,089	334

Total	(38,689)	(8,905)	(41,516)

Income (Loss) Before Income Taxes.	53,209	(2,071)	(41,010)
Income tax expense (benefit)	24,623	(9,122)	(463)

Net Income (Loss)	$28,586	$7,051	$(40,547)

Net Income (Loss) Per Common Stock Share:
Basic	$0.59	$0.15	$(0.86)

Diluted	$0.57	$0.15	$(0.86)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	48,555	47,203	47,153

Diluted	50,527	47,460	47,153

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2008 and 2007

	December 31,
	2008	2007
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$203,872	$94,096
Restricted cash	28,043	38,720
Short-term investments	2,076	50,388

Total cash, restricted cash and short-term investments	233,991	183,204
Accounts receivable, net of allowance for doubtful accounts of $983 and $608 as of December 31, 2008 and 2007, respectively	32,816	40,622
Spare parts and supplies, net	16,002	19,035
Prepaid expenses and other	28,226	24,522

Total	311,035	267,383

Property and equipment, net
Flight equipment	319,914	254,932
Other property and equipment	69,463	60,092

	389,377	315,024
Less accumulated depreciation and amortization	(73,908)	(44,290)

Total	315,469	270,734

Other Assets:
Long-term prepayments and other	52,637	41,491
Long-term investments	27,673	—
Intangible assets, net of accumulated amortization of $84,013 and $60,561 as of December 31, 2008 and 2007, respectively	115,657	139,109
Goodwill	106,663	104,682

Total Assets	$929,134	$823,399

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$46,065	$37,239
Air traffic liability	218,688	215,581
Other accrued liabilities	56,039	42,391
Current maturities of long-term debt and capital lease obligations	27,058	23,905

Total	347,850	319,116

Long-Term Debt and Capital Lease Obligations	232,218	215,926
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	227,117	94,020
Other liabilities and deferred credits	68,636	60,998

Total	295,753	155,018

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and
outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value per share, 51,516,827 shares and 47,241,100 shares issued and outstanding at December 31, 2008 and 2007, respectively	515	472
Capital in excess of par value	236,606	213,200
Accumulated deficit	(148,631)	(177,217)
Accumulated other comprehensive income (loss)	(35,177)	96,884

Total	53,313	133,339

Total Liabilities and Shareholders' Equity.	$929,134	$823,399

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2008, 2007 and 2006

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2005	$453	$—	$203,479	$(143,721)	$(12,144)	$48,067
Net loss	—	—	—	(40,547)	—	(40,547)
Unrealized income on hedge instruments	—	—	—	—	11,948	11,948

Comprehensive loss	—	—	—	—	—	(28,599)

Exercise of options to acquire 352,000 shares of common stock	3	—	948	—	—	951
Distribution of 882,814 shares of common stock pursuant to stock bonus plan	10	—	4,000	—	—	4,010
Adjustment to beneficial conversion feature resulting from the redemption of the 5% subordinated convertible notes	—	—	(9,054)	—	—	(9,054)
Fair value of warrants issued with long-term debt	—	—	6,280	—	—	6,280
Share-based compensation expense	—	—	5,048	—	—	5,048
Excess tax benefits from exercise of stock options	—	—	191	—	—	191
Impact of adoption of SFAS 158	—	—	—	—	56,743	56,743

Balance at December 31, 2006	$466	$—	$210,892	$(184,268)	$56,547	$83,637
Net income	—	—	—	7,051	—	7,051
Net change related to employee benefit plans	—	—	—	—	39,696	39,696
Unrealized income on hedge instruments and short-term investments	—	—	—	—	641	641

Comprehensive income	—	—	—	—	—	47,388

Exercise of options to acquire 40,000 shares of common stock	—	—	110	—	—	110
Distribution of 617,186 shares of common stock pursuant to stock bonus plan	6	—	884	—	—	890
Share-based compensation expense	—	—	1,291	—	—	1,291
Excess tax benefits from exercise of stock options	—	—	23	—	—	23

Balance at December 31, 2007	$472	$—	$213,200	$(177,217)	$96,884	$133,339
Net income	—	—	—	28,586	—	28,586
Net change related to employee benefit plans	—	—	—	—	(131,618)	(131,618)
Unrealized income on hedge instruments and short-term investments	—	—	—	—	(443)	(443)

Comprehensive loss	—	—	—	—	—	(103,475)

Exercise of options to acquire 725,729 shares of common stock	7	—	2,364	—	—	2,371
Exercise of warrants to acquire 3,549,998 shares of common stock	36		17,475			17,511
Share-based compensation expense	—	—	2,717	—	—	2,717
Excess tax benefits from exercise of stock options	—	—	850	—	—	850

Balance at December 31, 2008	$515	$—	$236,606	$(148,631)	$(35,177)	$53,313

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2008 and 2007.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2008 and 2007.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2008, 2007 and 2006

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$28,586	$7,051	$(40,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	23,452	23,451	23,839
Depreciation and amortization of property and equipment	31,289	28,564	11,477
Deferred income taxes	—	—	—
Stock compensation	2,611	2,181	5,048
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	54	—	34,798
Amortization of debt discounts and issuance costs	2,397	2,414	3,543
Pension and postretirement benefit cost	5,770	10,301	14,435
Other, net	(2,522)	(2,720)	(3,090)
Changes in operating assets and liabilities:
Restricted cash	10,677	14,999	(299)
Accounts receivable	7,588	(1,478)	(2,701)
Spare parts and supplies	1,413	(4,834)	(2,302)
Prepaid expenses and other current assets	(4,088)	(4,822)	14,501
Accounts payable	10,552	(14,679)	13,121
Air traffic liability	3,107	35,042	17,901
Other accrued liabilities	13,546	3,955	(19,671)
Other assets and liabilities, net	67	(17,873)	(6,910)

Net cash provided by operating activities	134,499	81,552	63,143

Cash Flows From Investing Activities:
Additions to property and equipment	(14,898)	(24,971)	(236,335)
Progress payments on flight equipment	(13,814)	(3,600)	—
Net proceeds from disposition of property and equipment	65	—	—
Purchases of short-term investments	(15,784)	(62,020)	(51,097)
Sales of short-term investments	28,537	59,323	26,700

Net cash used in investing activities	(15,894)	(31,268)	(260,732)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	12,955	—	—
Tax benefit from stock option exercise	850	23	191
Proceeds from exercise of stock options	2,310	110	951
Long-term borrowings	8,000	—	217,250
Repayments of long-term debt and capital lease obligations	(32,944)	(22,995)	(24,321)
Repurchase of subordinated convertible notes and warrants	—	—	(54,891)
Debt issuance costs	—	(178)	(4,894)

Net cash provided by (used in) financing activities	(8,829)	(23,040)	134,286

Net increase (decrease) in cash and cash equivalents	109,776	27,244	(63,303)
Cash and cash equivalents—Beginning of Period	94,096	66,852	130,155

Cash and cash equivalents—End of Period	$203,872	$94,096	$66,852

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements

1. Business and Organization

        Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company's primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to ten western United States cities (transpacific). Hawaiian also provides daily direct service to all six of the major islands, including those that are serviced by a code share arrangement with Island Air (interisland) and weekly service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific, Sydney, Australia and Manila, Philippines (South Pacific/Australia/Asia). As of December 31, 2008, Hawaiian's fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes and a fleet of 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of Hawaiian Holdings, Inc. (Holdings or the Company) and its wholly-owned subsidiaries, including its principal subsidiary, Hawaiian Airlines, Inc. (Hawaiian), through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts in prior periods have been reclassified to conform with current year presentation.

Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

        At December 31, 2008 and 2007, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Owned aircraft and engines	7 - 20 years, 0%—10% residual value
Capitalized leased aircraft	11 - 12 years, no residual value
Major rotable parts	12 years, 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

        Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable. Costs associated with aircraft modifications that enhance the usefulness of the aircraft are capitalized and depreciated over the estimated remaining useful life of the aircraft or modification, whichever is less. Purchase deposits are included in fixed assets when paid.

Aircraft Maintenance and Repair Costs

        Aircraft maintenance and repairs are charged to operations as incurred, except for charges for maintenance and repairs incurred under power-by-the-hour maintenance contracts that are accrued and expensed when a contractual obligation exists, generally on the basis of hours flown.

        Maintenance reserves paid to certain aircraft lessors in advance of the performance of major maintenance activities are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed. Any non-refundable amounts that are not probable of being used to fund future maintenance expense are recognized as additional aircraft rental expense. In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, management considers the condition, including the airframe, the engines, the auxiliary power unit and the landing gear, of the related aircraft, the projected future usage of the aircraft during the term of the lease based on the Company's business and fleet plan, and the estimated cost of performing all required maintenance during the lease term. These estimates are based on the experience of the Company's maintenance personnel and industry available data, including historical fleet operating statistics reports published by the aircraft and engine manufacturers.

Impairment of Long-Lived Assets

        Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a "two-step process." In the first step, the fair value of the Company's reporting unit is compared to its carrying value. If the fair value of the Company's reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

required to be performed. If the carrying value of the net assets of the Company's reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Company's reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of Statement of Financial Accounting Standards (SFAS) No. 142 and has concluded that as of December 31, 2008 such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge during the period in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

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

Frequent Flyer Program

        HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. The estimated cost of providing free travel on Hawaiian or on certain other airlines, and for goods and services provided by other participating partners, is recognized as a liability and charged to operations as program members accumulate mileage. The incremental cost for travel provided by Hawaiian includes the incremental cost of fuel, passenger meals, beverages and other in-flight supplies, passenger liability insurance, reservations and ticketing, but does not include any costs for aircraft ownership, maintenance, labor or overhead allocation. The liability is adjusted periodically based on awards earned, awards redeemed, changes in the incremental costs and changes in the HawaiianMiles program.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Hawaiian also sells mileage credits as well as related services to companies participating in its frequent flyer program. The portion of the proceeds related to the sale of mileage credits represents revenue for air transportation sold. The revenue is calculated at its fair value and deferred and amortized as passenger revenue over the estimated period of time it takes for a member to accumulate enough miles to redeem and fly using the awards. Breakage of sold miles is recognized over the estimated period of usage. The remaining portion of the proceeds, representing the marketing services sold and administrative costs associated with operating the HawaiianMiles program, is recognized immediately upon sale as a component of passenger revenues. The Company recognizes this as passenger revenue as a result of it providing the services to the partner at the time of sale.

        During 2007, the Company performed an analysis of its frequent flyer accounting estimates and, as a result, adopted a change in the estimate used to calculate our frequent flyer liability. The most significant change was to estimate the number of miles that will not be redeemed ("breakage") in its incremental cost calculation. Previously, breakage estimates were not included due to a lack of availability of acceptable data. During 2007, the Company determined that 20% of miles in the incremental cost calculation will never be redeemed and applied this adjustment as of December 31, 2007, principally resulting in a favorable adjustment to operating income of approximately $5.0 million. The breakage assumptions are reasonable in light of historical experience and future expectations. Actual breakage could differ significantly from the estimate. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years. Effective September 1, 2008, the Company modified the award levels of its HawaiianMiles frequent flyer program, requiring an increased number of frequent flyer miles to be redeemed for free air travel on Hawaiian. As a result of this modification, the Company decreased its frequent flyer liability by approximately $5.0 million, which was recorded as a reduction in Commissions and other selling expense. A change to the cost estimates, the actual redemption activity, or the amount of redemptions on partner airlines could have a significant impact on the frequent flyer liability in the period of change as well as in future years.

Commissions and Other Selling Expenses

        Commissions and other selling expenses include credit card commissions, the costs of free travel earned on flights and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation systems charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. All other components of Commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $9.8 million, $8.3 million and $8.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Capitalized Interest

        Interest is capitalized on aircraft acquisition and significant modifications of the aircraft as part of the cost of the related asset when the aircraft is being constructed or modified to make ready for service, and is depreciated over the estimated useful life of the asset once placed in service. The capitalized interest is based on the Company's weighted-average borrowing rate.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Basic Earnings Per Share

        Net income or loss per share is reported in accordance with SFAS No. 128, "Earnings Per Share" (SFAS No. 128). Under SFAS No. 128, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted Earnings Per Share

        Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock (in thousands, except per share data).

	Years Ended December 31,
	2008	2007
Net income available to common shareholders—Diluted	$28,586	$7,051
Weighted average common shares outstanding	48,555	47,203
Assumed exercise of stock options and awards	1,972	257

Adjusted weighted average shares—Diluted	50,527	47,460

Diluted income per share	$0.57	$0.15

        Approximately 0.8 million, 2.2 million, and 2.6 million of shares related to options to purchase the Company's common stock and other awards were not included in the computation of diluted earnings per share for the years ended December 31, 2008, 2007, and 2006, respectively, because the awards would have been antidilutive. In addition, 3.7 million, 9.5 million and 9.0 million potential common shares related to common stock warrants were excluded from the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively, and 3.6 million potential common shares related to convertible debt securities were excluded from the computation of diluted earnings per share for the year ended December 31, 2006 because they were antidilutive.

Stock Compensation Plans

        The Company has a stock compensation plan for its officers and non-employee directors. The Company also had a stock bonus plan, for which all of the stock was distributed to the Company's eligible employees in 2006 and 2007 (see Note 11). The Company accounts for stock compensation awards under SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS No. 123R) to account for grants and awards made under these plans.

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

Recently Issued Accounting Pronouncements

        In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-2, "Effective Date of FASB Statement No. 157" which delayed the effective date of SFAS No. 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 effective January 1, 2008 as discussed in Note 4. FSP FAS 157-2 became effective on January 1, 2009. While the Company does not expect the adoption of FSP FAS 157-2 to have a material impact on its consolidated financial statements at this time, the Company will monitor any additional implementation guidance that is issued that addresses the fair value measurements for certain nonfinancial assets and nonfinancial liabilities not disclosed at fair value in the financial statements on at least an annual basis.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 requires companies to provide qualitative disclosures about their objectives and strategies for using derivative instruments, quantitative disclosures of the fair values and gains and losses of these derivative instruments in a tabular format, as well as more information about liquidity by requiring disclosure of a derivative contract's credit-risk-related contingent features. SFAS No. 161 also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The Company is currently evaluating the disclosure requirements of SFAS No. 161. As this is a disclosure-only standard, the Company does not anticipate an impact on its consolidated financial statements as a result of its adoption. SFAS No. 161 becomes effective for the Company's March 2009 interim consolidated financial statements.

        Beginning on January 1, 2009 the Company will adopt the provisions of SFAS No. 141(R) "Business Combinations (revised 2007)" which, among other things, revises the accounting for deferred tax assets such that all changes in judgment regarding the valuation allowances will be reflected as a component of the income tax provision. Previously, certain amounts established as a component of a business combination were recorded as a reduction of goodwill upon a change in judgment.

3. Litigation Settlement

        In 2006, Hawaiian filed a complaint in the United States Bankruptcy Court for the District of Hawaii (Bankruptcy Court) against Mesa Air Group, Inc. (Mesa), alleging that Mesa breached a confidentiality agreement by retaining and misusing confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian's efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization resulting in significant damage to Hawaiian's operations upon Mesa

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Litigation Settlement (Continued)

using this information when it entered the Hawaii market. In 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. During 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian received a cash payment of $52.5 million and Mesa withdrew its appeal of Hawaiian's judgment. Hawaiian recognized a gain equal to the proceeds received during 2008 fully resolving this matter.

4. Fair Value Measurements

        Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial instruments, as required. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.

        SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	—	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and
Level 3	—	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

        The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$173,727	$152,653	$21,074	$—
Short-term investments	2,076	506	1,570	—
Long-term investments	27,673	—	—	27,673

Total assets measured at fair value	203,476	153,159	22,644	27,673
Liabilities:
Fuel derivative contracts*	9,976	—	9,976	—

Total liabilities measured at fair value	$9,976	$—	$9,976	$—

*
In the table above, fuel derivative contracts do not reflect $17.5 million of cash collateral that was required to be posted with counterparties as of December 31, 2008. As of December 31, 2008, the fuel derivative contract liability of $10.0 million is reported along with the related cash collateral of $17.5 million in Prepaid expenses and other assets in the Consolidated Balance Sheets. In addition, $4.9 million is due for settled contracts and is recorded in Accounts payable.

        Cash equivalents and Short-term investments.    The Company has classified its money market securities that are considered to be highly liquid and easily tradable as Level 1 within the fair value hierarchy. These securities are valued using inputs observable in active markets for identical securities. The Company's investments in commercial paper and mortgage-backed securities are classified as Level 2 investments. The fair value of the commercial paper and mortgage-backed securities are valued using inputs observable in active markets for similar securities.

        Long-term investments.    At December 31, 2008, the Company held auction rate security tax-exempt bond investments at a par value of $35.5 million and a fair value of $27.7 million. The contractual maturities for the tax exempt bonds underlying these auction rate securities are approximately 20 years with an interest rate equal to 1.75 times the seven-day London Interbank Bank Offered Rate (LIBOR) plus a spread based on the current credit rating of the bonds (as of December 31, 2008) and is reset every seven days. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continued to fail through the end of the year. While the Company continues to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not auctioning on a regular basis and, therefore, do not currently have a readily determinable market value. Accordingly, the estimated fair value of auction rate securities no longer approximates par value and the auction rate securities were transferred from Level 1 to Level 3 during the first quarter of 2008.

        The Company used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities as of December 31, 2008. The assumptions used in preparing the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and the duration estimate for the underlying tax exempt bonds. The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements and a factor to further discount the investments for the illiquidity currently present in the market for these securities, and a holding period based on the underlying tax exempt bonds duration. Based on this assessment of fair value, the $7.8 million decline in fair value has been recognized in nonoperating expenses as an other-than-temporary impairment as of December 31, 2008. The Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover. Therefore, the Company has classified the remaining investments as long-term investments in the Consolidated Balance Sheets at December 31, 2008. Any further decline in fair value related to these instruments that the Company deems to be temporary would be recorded to accumulated other comprehensive income; however, any future recoveries in fair value shall not be recognized unless realized upon disposition of the investments or with respect to accretion through the maturity date of the underlying tax exempt bond.

        Fuel derivative contracts.    The Company's fuel derivative contracts consist of heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil) which are not traded on a public exchange. These fuel derivative contracts are not traded on public exchanges. The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008 (in thousands):

Auction rate securities (Level 3)
Balance as of December 31, 2007	$—
Transfers to Level 3	42,925
Realized and unrealized net losses:
Included in earnings	(7,827)
Included in other comprehensive income	—
Purchases and settlements, net	(7,425)

Balance as December 31, 2008	$27,673

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management

  Financial Instruments

        Short-term investments as of December 31, 2008 and 2007 recorded at fair value consisted of (in thousands):

	December 31,
	2008	2007
Auction rate securities	$—	$42,944
Foreign bonds	—	3,488
U.S. government agency mortgages	1,068	1,032
Corporate and bank notes	1,008	2,924

	$2,076	$50,388

        Short-term investments at December 31, 2008, by contractual maturity included (in thousands):

Due in one year or less	$1,008
Due between one and two years	1,068

$2,076

        All short-term investments are classified as available-for-sale and stated at fair value. Gross realized and unrealized gains and losses are not material for all periods presented.

        The fair value of the Company's debt (excluding obligations under capital leases) with a carrying value of $212.2 million and $239.0 million at December 31, 2008 and 2007, respectively, was approximately $216.0 million and $221.0 million. These estimates were based on the discounted amount of future cash flows using the Company's estimated incremental rate of borrowing if the same debt were to be issued today as comparable market prices were not available.

        The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

  Fuel Risk Management

        The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil). During 2008, the Company had primarily used heating oil futures contracts, crude oil caps and synthetic collars to hedge against its aircraft fuel expense. The majority of these derivative instruments were not designated as effective hedges under SFAS No. 133 for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are reflected as other nonoperating (income) expense in the period of change.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management (Continued)

        During 2007, the Company hedged its aircraft fuel expense utilizing jet fuel forward contracts, the majority of which were designated as cash flow hedges under SFAS No. 133. All periodic changes in fair value of these jet fuel forward contracts were recorded in accumulated other comprehensive income and recognized as a component of aircraft fuel expense when the underlying fuel being hedged was consumed. Any ineffective portion of a change in fair value was immediately recognized into earnings as a component of other nonoperating (income) expense.

        The table below shows the amount of realized and unrealized gains and losses that were recognized during 2008 and 2007 and where those gains and losses were recorded in the Consolidated Statements of Operations (in thousands).

	2008	2007	2006
Fuel hedge (gains) losses (in Aircraft fuel expense)	$(384)	$(3,698)	$943
(Gains) losses on fuel derivatives (in Nonoperating (income) expense):
Mark-to-market (gains) losses on undesignated fuel hedges:
Realized (gains) losses:
(Gains) losses realized at settlement	$1,096	$(2,565)	$7,347
Reversal of prior period unrealized amounts	3,324	—	—
Unrealized (gains) losses on contracts that will settle in future periods	11,646	(3,258)	—
Ineffectiveness on designated fuel hedges	—	2,259	—

(Gains) losses on fuel derivatives	$16,066	$(3,564)	$7,347

6. Intangible Assets

        The following table summarizes the gross carrying values of intangible assets less accumulated amortization as of December 31, 2008 and 2007, and the useful lives assigned to each asset.

	As of December 31, 2008			Approximate
	Gross carrying value	Accumulated amortization	Net book value	useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(57,276)	$62,624	7.5
Favorable aircraft and engine leases	32,710	(17,065)	15,645	8.5(*)
Favorable aircraft maintenance contracts	18,200	(4,641)	13,559	14(*)
Frequent flyer program—customer relations	12,200	(3,956)	8,244	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(1,075)	2,585	12

Total intangible assets	$199,670	$(84,013)	$115,657

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets (Continued)

	As of December 31, 2007
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(41,292)	$78,608
Favorable aircraft and engine leases	32,710	(12,298)	20,412
Favorable aircraft maintenance contracts	18,200	(3,345)	14,855
Frequent flyer program—customer relations	12,200	(2,852)	9,348
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(774)	2,886

Total intangible assets	$199,670	$(60,561)	$139,109

(*)
Weighted average based on gross carrying values and estimated useful lives as of June 2, 2005. The range of useful lives was from approximately 16 years for a favorable aircraft lease to approximately six years for a favorable aircraft maintenance contract.

        Amortization expense related to the above intangible assets were $23.5 million, $23.5 million and $23.8 million, respectively for the years ended December 31, 2008, 2007 and 2006. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006. The estimated future amortization expense as of December 31, 2008 of the intangible assets subject to amortization is as follows (in thousands):

2009	$23,448
2010	23,448
2011	23,347
2012	18,755
2013	2,628
Thereafter	11,031

$102,657

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt and Common Stock Warrant

        Long-term debt as of December 31, 2008 and 2007 consisted of the following obligations:

	2008	2007
	(in thousands)
Term A Credit Facility, level quarterly principal payments of $2.5 million each plus interest through maturity on December 10, 2010	$35,000	$45,000
Term B Credit Facility loan due March 11, 2011, interest at 9%, interest only quarterly payments	57,706	62,500
Secured loans, variable interest rate of 3.95% at December 31, 2008 (LIBOR rate loans), monthly payments of principal and interest through December 2013 with the remaining balance of $52.2 million due at maturity	109,069	117,893
Notes payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	13,424	18,339
Capital lease obligations (see Note 8)	47,088	792
Other	4	5

Total long-term debt and capital lease obligations	$262,291	$244,529
Less unamortized discounts on debt:
9% term loan due March 11, 2011	(2,535)	(3,803)
5% notes payable due June 1, 2011	(480)	(895)

	(3,015)	(4,698)
Less current maturities	(27,058)	(23,905)

	$232,218	$215,926

  Subordinated Convertible Notes

        On June 2, 2005, the Company sold Series A Subordinated Convertible Notes due June 1, 2010 (the Series A Notes) and Series B Subordinated Convertible Notes due June 1, 2010 (the Series B Notes and, together with the Series A Notes, the Notes), in the aggregate principal amount of $60.0 million. The Notes were convertible into the Company's common stock at an initial conversion price of $4.35 per share, subject to adjustment upon the occurrence of certain dilutive events. The Series A Notes and the Series B Notes were convertible into 8,933,000 shares and 4,860,103 shares, respectively, of the Company's common stock at any time after the first anniversary of the issuance thereof. The Notes were to become due in five years from the issue date, if not prepaid or converted prior to such date. In 2005, RC Aviation LLC (RC Aviation) also received a warrant to purchase up to 10% of the fully-diluted shares of the Company's common stock (6,855,685 shares) at an exercise price of $7.20 per share (the Common Stock Warrant). In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of Common Stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

        On April 21, 2006, the Company exercised its right to redeem all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. The Company incurred a $28.0 million nonoperating loss on the redemption of

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt and Common Stock Warrant (Continued)

the Notes due principally to the accelerated amortization of the remaining discount associated with the Notes when they were initially issued in June 2005. Warrants to acquire approximately 6.0 million shares of the Company's common stock issued to the former holders of these Notes remain outstanding under their original terms until June 1, 2010.

  Term A and B Credit Facilities

        On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the lenders (the Term A Credit Facility). Indebtedness under the Term A Credit Facility is secured by substantially all Hawaiian's tangible and certain of its intangible assets. Upon inception, the Term A Credit Facility provided Hawaiian with a variable interest rate $50.0 million senior secured credit facility comprised of: (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula and (ii) a three-year $25.0 million term loan. Indebtedness under the Term A Credit Facility bears interest, in the case of base rate loans, at a per annum rate equal to the Wells Fargo Bank N.A. published prime rate plus 150 basis points, and in the case of LIBOR rate loans, at a per annum rate equal to the LIBOR rate plus 400 basis points, subject to certain adjustments as defined in the Term A Credit Facility. However, at no time during the term of the Term A Credit Facility will the interest rate be less than 5.0% per annum.

        On June 2, 2005, Hawaiian, as borrower, entered into a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the lenders (the Term B Credit Facility). The Term B Credit Facility was secured by liens on substantially all of the assets of Hawaiian, subordinate to the prior liens granted to the lenders under the Term A Credit Facility. The Term B Credit Facility initially provided Hawaiian with an additional $25.0 million term loan with interest (then at 10%) payable quarterly in arrears.

        In 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the Term A and Term B Credit Facilities to cumulatively increase the facilities by $91.3 million. Proceeds from the additional borrowings were used to redeem the Notes and fund a portion of the purchase price and modification costs of acquired aircraft. In connection with the amendment of the Term B Credit Facility, the Company also issued warrants to the Term B Credit Facility lenders and another party to acquire 4,050,000 shares of its common stock (the Term B Warrants).

        The Company determined the fair value of the Term B Warrants utilizing Black- Scholes-Merton option-pricing models. The option-pricing models used in the valuation of the Term B Warrants included the following assumptions: a risk-free interest rate based on the U.S. Treasury yield curve in effect for the expected three-year life of the Term B Warrants; a dividend yield of zero; and a stock volatility factor based on a peer comparison group for a period of time approximating the three-year term of the Term B Warrants, which resulted in an expected volatility of 47%. The resulting $6.3 million warrant fair value was accounted as additional paid in capital and a discount to the Term B Credit Facility amortized using the effective interest rate method to interest expense over the life of the note.

        In September 2008, the Company issued an aggregate of 3.55 million shares of its common stock upon the exercise of the remaining outstanding warrants at an exercise price of $5.00 per share. (Term B warrants to acquire approximately 0.5 million shares of the Company's common stock expired in 2006 pursuant to their terms.) The Company became entitled to force the exercise of the warrants

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt and Common Stock Warrant (Continued)

pursuant to their terms because the average closing price of the Company's common stock was equal to or greater than $9.00 per share for a period of 30 consecutive calendar days ended September 15, 2008. Pursuant to the terms of the warrants, the holders were permitted to make payment to the Company (i) in cash, (ii) by reducing the principal amount of the Term B Loan due to such holder, if applicable, or (iii) any combination thereof. As a result of the exercise of the warrants, the Company received proceeds of $13.0 million in cash, and $4.8 million in aggregate principal amount of tendered Term B Loan securities.

        As of December 31, 2008, the Term A Credit Facility consisted of a $35.0 million, 5.0% variable interest rate amortizing term loan due December 10, 2010 and a $25 million revolving line of credit under which Hawaiian had no issuances and approximately $19.7 million available under the revolving line of credit. The amount available was less than $25 million due to letters of credit of $5.3 million issued by Wells Fargo on behalf of Hawaiian that were secured by the revolving line of credit. The Term B Credit Facility consisted of a $55.2 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011. The remaining debt discount on the Term B Credit Facility at December 31, 2008 of $2.5 million is being amortized using the effective interest method (at approximately 11.3%) through March 2011. The Term A and Term B Credit Facilities include customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants and restrictions on incurring additional indebtedness and making dividend payments. The Company was in compliance with the covenants of these facilities as of December 31, 2008.

        The maturities of long-term debt over the next five years as of December 31, 2008 were as follows (in thousands):

2009	$27,058
2010	43,476
2011	74,859
2012	15,736
2013	68,326

        Interest payments were $17.0 million and $22.4 million in 2008 and 2007, respectively.

8. Leases

        The Company leases aircraft and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. In December 2006, Hawaiian purchased three of the seven Boeing 767 aircraft previously leased from AWAS, and modified the leases on the remaining four Boeing 767 aircraft. The amended aircraft leases removed a provision of the previous agreements that allowed AWAS to exercise early termination options beginning in 2007, shortened the term of the leases and modified the monthly rent due under the lease agreements. Concurrent with the aircraft transactions, the Company and AWAS also amended the leases for three spare engines.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Leases (Continued)

        During 2008, the Company executed lease agreements for four Boeing 717-200 aircraft. The Company determined that these leases meet the criteria of a capital lease in accordance with SFAS No. 13, "Accounting for Leases" (SFAS No. 13) and therefore recorded capital assets and capital lease obligations in the amount of $46.5 million during 2008.

        In addition, the Company executed lease agreements for three Airbus A330-200 aircraft with expected delivery dates in 2010 and 2011. The Company determined that these leases meet the criteria of an operating lease in accordance with SFAS No. 13. Concurrent with the signing of the leases for the Airbus A330-200 aircraft, the Company extended two of its leases for Boeing 767-300 aircraft to the delivery dates of the Airbus A330-200 aircraft, and the Company extended leases for two other Boeing 767-300 aircraft for a period of six years.

        As of December 31, 2008, the Company had 11 Boeing 767-300ER aircraft and 11 Boeing 717-200 aircraft under operating leases with remaining basic lease terms ranging from approximately one year to 13 years and two A330 aircraft to be delivered in 2010 and one in 2011 with 10 year lease terms. Under these lease agreements, the Company is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by the Company to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once the Company successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

        As of December 31, 2008, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows (in thousands):

	Capital Leases		Operating Leases		Total operating
	Aircraft	Other	Aircraft	Other	leases
2009	$7,920	$120	$91,711	$3,852	$95,563
2010	7,920	102	106,708	3,344	110,052
2011	7,920	102	112,189	3,344	115,533
2012	7,920	102	100,433	3,344	103,777
2013	7,920	102	94,143	3,344	97,487
Thereafter	46,626	330	561,367	9,539	570,906

	86,226	858	$1,066,551	$26,767	$1,093,318

Less amounts representing interest	39,768	228

Present value of minimum capital lease payments	$46,458	$630

        Rent expense was $122.6 million, $113.5 and $125.1 million, respectively, during the years ended December 31, 2008, 2007 and 2006.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

        The components of the income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	2008	2007	2006
Current
Federal	$20,037	$(8,311)	$(517)
State	4,586	(811)	54

	24,623	(9,122)	(463)

Deferred
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Income tax expense (benefit)	$24,623	$(9,122)	$(463)

        Cash payments for federal and state income taxes were $6.5 million during the year ended December 31, 2008. There were no payments made for federal and state income taxes for the year ended December 31, 2007. The Company is expecting to receive refunds of $7.0 million and $1.5 million for federal and state taxes, respectively, as a result of net operating loss carrybacks from tax years 2005 to 2007 which are recorded as reductions of taxes payable.

        The reconciliation of income tax expense (benefit) computed at the United States federal statutory tax rates to income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Income tax expense (benefit) at the U.S. statutory rate	$18,624	$(725)	$(14,354)
State income taxes, net of federal income tax	2,397	(1,048)	(493)
Change in deferred tax valuation allowance	2,508	(7,607)	3,005
Non-deductible convertible debt expense	—	—	10,472
Other	1,094	258	907

Income tax expense (benefit)	$24,623	$(9,122)	$(463)

        In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive income (loss), described in Note 10. The total increase (decrease) in the valuation allowance was $52.3 million, $(19.5) million and $(30.0) million in 2008, 2007 and 2006, respectively. The tax effects of temporary differences that give rise to significant portions of the Company's deferred

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented in the following table.

	2008	2007
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$90,568	$36,127
Leases	40,599	45,629
Air traffic liability	31,505	28,272
Net operating loss carryforwards	1,250	5,667
Auction rate securities	3,094	—
Tax credit carryforwards	—	1,740
Other	23,648	13,566

Total gross deferred tax assets	190,664	131,001
Less valuation allowance on deferred tax assets	(121,249)	(66,437)

Net deferred tax assets	69,415	64,564

Deferred tax liabilities:
Intangible assets	$(39,539)	$(47,041)
Plant and equipment, principally accelerated depreciation	(29,876)	(17,523)

Total deferred tax liabilities	(69,415)	(64,564)

Net deferred taxes	$—	$—

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company's deferred tax assets will not be realized. The ultimate realization of the Company's deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss (NOL) carryforwards prior to expiration. Hawaiian underwent an ownership change in January 1996, as defined under Section 382 of the Internal Revenue Code (IRC Section 382). IRC Section 382 places an annual limitation on the amount of taxable income that can be offset by net operating loss carryforwards generated in pre-ownership change years. The ownership change resulted in an annual IRC Section 382 limitation of approximately $1.7 million plus certain "built-in" income items. This limitation applies to all net operating losses incurred prior to the ownership change. As of December 31, 2008, the Company had total NOL carryforwards of approximately $1.7 million related to the Section 382 limitation. The utilization of these NOLs in 2008 resulted in a $2.5 million reduction in goodwill.

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

        Upon adoption of FIN 48, the Company's existing tax liability was adequate for purposes of its unrecognized tax benefits of $6.7 million; as such, no incremental entry to retained earnings was necessary. In future periods, the Company may be required to adjust its liability as these matters are

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

finalized, which could increase or decrease our income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. Of the Company's total unrecognized tax benefits as of December 31, 2008, approximately $5.8 million would favorably affect its effective income tax rate if recognized in future periods. While the Company expects that the amount of its unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

        The following table summarizes the activity related to unrecognized tax benefits:

Total
(In thousands)
Balance at January 1, 2007	$6,710
Increases related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Balance at December 31, 2008	$6,710

        The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its Consolidated Statements of Operations. As of January 1, 2007, the Company had liabilities of approximately $0.3 million for interest accrued related to the unrecognized tax benefits. The amount of interest recognized in its income statement was $0.4 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

10. Benefit Plans

  Defined Benefit Plans

        Hawaiian sponsors three defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen effective October 1, 1993. In accordance with the new collective bargaining agreement that Hawaiian's pilots executed in January 2007, effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen and Hawaiian started to make contributions to an alternate defined contribution retirement program for pilots. All of the pilots' existing accrued benefits under their defined benefit plan at the date of the freeze were preserved, but there will be no further benefit accruals after the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). In addition to providing pension benefits, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans. Employees in Hawaiian's pilot group are eligible for certain medical, dental and life insurance benefits under one plan if they become disabled or reach age 60 while working for Hawaiian. Employees in Hawaiian's non-pilot group are eligible for certain medical benefits under another plan if they meet specified age and service requirements at the time of retirement.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

        The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets as of December 31, 2008 and 2007 (in thousands):

	2008		2007
Change in benefit obligation	Pension	Other	Pension	Other
Benefit obligation, beginning of period	$298,993	$64,359	$327,436	$54,970
Service cost	3,152	3,472	6,998	3,062
Interest cost	18,751	4,424	18,731	4,162
Actuarial (gains) losses	13,744	5,976	(37,982)	(10,857)
Assumption changes	—	—	—	—
Benefits paid	(16,799)	(1,963)	(16,190)	(1,620)
less: federal subsidy on benefits paid	N/A	36	N/A	30
Adjustment(a)(b)	(1,103)	897	—	14,612

Benefit obligation at end of year(c)	$316,738	$77,201	$298,993	$64,359

Change in plan assets
Fair value of assets, beginning of period	$263,621	$3,978	$253,429	$—
Actual return (losses) on plan assets	(90,456)	(1,067)	16,171	244
Employer contribution	4,178	3,328	10,211	2,982
Benefits paid	(16,799)	(1,963)	(16,190)	(1,620)
Fair value of disability plan assets(b)	—	—	—	2,372

Fair value of assets at end of year	$160,544	$4,276	$263,621	$3,978

Funded status
Fair value of plan assets	$160,544	$4,276	$263,621	$3,978
Benefit obligations	316,738	77,201	298,993	64,359

Funded status—underfunded	(156,194)	(72,925)	(35,372)	(60,381)

Amount recognized, end of year	$(156,194)	$(72,925)	$(35,372)	$(60,381)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(12)	$(1,989)	(12)	(1,720)
Noncurrent benefit liability	(156,182)	(70,936)	(35,360)	(58,661)

	$(156,194)	$(72,925)	$(35,372)	$(60,381)

(a)
The 2008 adjustment represents Plan Amendments related to the removal of the death benefit from certain plans.

(b)
The 2007 adjustment to other benefits represents the obligation related to the disability plan that was recorded in 2007 in order to account for the disability plan as a defined benefit plan.

(c)
The accumulated pension benefit obligation as of December 31, 2008 and 2007 was $311.7 million and $293.3 million, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

        The following actuarial assumptions were used to determine the benefit obligation at December 31:

	Pension		Postretirement		Disability
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
	2008	2007	2008	2007	2008	2007
Discount rate to determine net periodic benefit expense	6.16%	5.86%	6.25%	5.90%	6.05%	5.74%
Discount rate to determine projected benefit obligation	6.09%	6.16%	6.13%	6.25%	6.05%	6.05%
Expected return on plan assets	7.90%	7.90%	N/A	N/A	7.50%	7.50%
Rate of compensation increase	Various+	Various*	N/A	N/A	Various++	Various**

+
Differs for each pilot. For pilots age 50 and older at July 1, 2005, expected earnings at age 60 of $170,000 (in 2006 dollars) with 1.0% per year indexing; 1.0% salary increases after age 60. Expected 2008 pay adjusted to reflect 90 hours of flying per month for pilots age 57 and older (all other pilots are assumed to fly 85 hours per month) and per diem meal pay by fleet. This amount cannot be less than actual 2007 pay increased by 1%. After 2008, expected earnings at age 60 of $175,000 (in 2008 dollars) with 1.0% per year indexing. For pilots under age 50 at July 1, 2005, salary increases reflect negotiated pay increases and changes in seat position and fleet aircraft indexed 1.0% through December 31, 2007; no future salary increases after 2007.

++
Differs for each pilot. For pilots age 50 and older at July 1, 2005, expected earnings at age 60 of $170,000 (in 2006 dollars) with 1.0% per year indexing; 1.0% salary increases after age 60. Expected 2008 pay adjusted to reflect 90 hours of flying per month for pilots age 57 and older (all other pilots are assumed to fly 85 hours per month) and per diem meal pay by fleet. This amount cannot be less than actual 2007 pay increased by 1.0%. After 2008, expected earnings at age 60 of $175,000 (in 2008 dollars) with 1.0% per year indexing. For pilots under age 50 at July 1, 2005, 4.0% salary increase.

*
Differs for each pilot. For pilots age 50 and older at July 1, 2005, expected earnings at age 60 of $170,000 (in 2006 dollars) with 1.0% per year indexing; 1.0% salary increases after age 60 for 2007. Expected earnings at age 60 of $168,000 (in 2005 dollars) with 1.0% per year indexing for 2005. For pilots under age 50 at July 1, 2005, salary increases reflect negotiated pay increases and changes in seat position and fleet aircraft indexed 1.0% through December 31, 2007; no future salary increases after 2007.

**
Differs for each pilot. For pilots age 50 and older at July 1, 2005, expected earnings at age 60 of $170,000 (in 2006 dollars) with 1.0% per year indexing. For pilots under age 50 at July 1, 2005, 4.0% salary increase.

        At December 31, 2007, the health care cost trend rate was assumed to be 8.0% for 2008 and decrease gradually to 5.0% in 2014. At December 31, 2008, the health care cost trend rate was assumed to be 9.0% for 2009 and decrease gradually to 5.0% in 2015. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components	$1,128	$(900)
Effect on postretirement benefit obligation	$9,555	$(7,809)

        Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Hawaiian's expected long-term rate of return on plan assets is based on a target allocation

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from any individual security class will not have an unduly detrimental impact on the entire portfolio. The actual asset allocation percentages by category as of December 31, 2008 and 2007, the target allocation of assets by category, and the expected long-term rate of return by category are as follows:

	Asset Allocation
	As of December 31			Expected Long-Term
	2008	2007	Target	Rate of Return
U.S. equities	25.9%	25.9%	27.5%	9.6%
Fixed income	35.5%	35.5%	35.0%	4.7%
International equities	29.1%	29.1%	27.5%	10.8%
Other	9.5%	9.5%	10.0%	6.7%

	100.0%	100.0%	100.0%

        The Company made scheduled contributions of $5.7 million and $11.6 million in 2008 and 2007, respectively. Based on current legislation and current assumptions, the Company anticipates contributing $2.6 million to Hawaiian's defined benefit pension plans during 2009. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31 (in thousands):

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
2009	$17,051	$2,582	$(54)
2010	17,299	3,092	(61)
2011	17,756	3,533	(72)
2012	18,274	3,949	(87)
2013	19,186	4,357	(107)

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

        The following table sets forth the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008		2007		2006
Components of Net Periodic Benefit Cost	Pension	Other	Pension	Other	Pension	Other
Service cost	$3,152	$3,472	$6,998	$3,062	$7,400	$2,310
Interest cost	18,751	4,424	18,731	4,162	17,886	2,976
Expected return on plan assets	(20,406)	(402)	(19,982)	(276)	(17,176)	—
Recognized net actuarial (gain) loss	(2,729)	(522)	(2,112)	(83)	(2)	(100)
Actuarial valuation adjustment(a)	(35)	51	—	—	1,141	—

Net periodic benefit cost	$(1,267)	$7,023	$3,635	$6,865	$9,249	$5,186

(a)
There was a plan change on January 1, 2008 to move the postretirement death benefit from the IAM and salaried pension plans to the other postretirement benefit plans. The amounts of these changes will be amortized over a number of years as a prior service (credit)/cost.

  Defined Contribution Plans

        Hawaiian also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. In conjunction with the freeze of the pilots' defined benefit plan, effective January 1, 2008, Hawaiian began making contributions equal to 17% of pay for those pilots who were both active employees as of January 1, 2006 and who were less than 50 years of age as of July 1, 2005 (the Group B pilots for whom the accrual of additional defined contribution benefits was frozen as of January 1, 2008). Hawaiian also contributes 15% of pay for those pilots hired after June 30, 2005 (the Group C pilots) to the pilot's 401k plan. Contributions to the pilot's 401k plan totaled $5.0 million for 2008. Hawaiian is required to contribute 5.04% of defined compensation and 2.0% of matching contribution pursuant to the terms of the flight attendants' plan. Contributions to the flight attendants' plan are funded currently and totaled approximately $2.6 million in years 2008 and 2007. Hawaiian is also required to contribute a minimum of 5.04%, up to a maximum of 9.04%, of eligible earnings to the ground and salaried plan for eligible employees as defined by the plan. Contributions to the ground and salaried 401(k) plan totaled $4.6 million and $4.7 million in 2008 and 2007, respectively.

11. Capital Stock, Stock Compensation and Stock Option Plans

  Common Stock

        The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

        No dividends were paid by the Company during the years ended December 31, 2008, 2007 and 2006. Provisions in the Term A and Term B Credit Facility and certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

  Special Preferred Stock

        The IAM, Association of Flight Attendants (AFA), and ALPA each hold one share of Special Preferred Stock, which entitles each union to nominate one director to the Company's Board of Directors. In addition, each series of the Special Preferred Stock, unless otherwise specified: (i) ranks senior to the Company's common stock and ranks pari passu with each other such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights unless a dividend is declared and paid on the Company's common stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the common stock; (iii) is entitled to one vote per share of such series and votes with the common stock as a single class on all matters submitted to holders of the Company's common stock; (iv) automatically converts into the Company's common stock on a 1:1 basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements.

  Share Based Compensation

        The Company has a stock compensation plan for its officers and non-employee directors. The Company also had a Hawaiian Airlines, Inc. Stock Bonus Plan (Stock Bonus Plan), for which all of the stock was distributed to the Company's eligible employees in 2006 and 2007. Effective January 1, 2006, the Company adopted SFAS No. 123R to account for grants and awards made under these plans. SFAS No. 123R superseded APB 25 and replaces SFAS No. 123. Prior to its adoption of SFAS No. 123R, the Company accounted for its stock option and stock bonus plans pursuant to APB 25 and related Interpretations, and the pro forma disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition, or the fair value at the measurement date (usually the grant date) for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

        In accordance with SFAS No. 123R, the Company records benefits of tax deductions in excess of recognized stock compensation expense as financing cash flows. For the years ended December 31, 2008 and 2006, there were excess tax benefits of $0.9 million, and $0.2 million, respectively, which are classified as financing cash flows in the accompanying Consolidated Statements of Cash Flows. The excess tax benefits for the year ended December 31, 2007 were not significant.

        For stock option awards granted prior to January 1, 2006, but for which the vesting periods were not complete, the Company adopted the modified prospective transition method permitted by SFAS No. 123R. Under this method, the Company accounts for such unvested awards on a prospective basis over their remaining vesting periods as of January 1, 2006, with expense being recognized in the Consolidated Statements of Operations using the grant-date fair values previously calculated for the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

SFAS No. 123 pro forma disclosures presented below and for other applicable periods ended prior to January 1, 2006.

        Total share-based compensation expense recognized by the Company under SFAS No. 123R was $2.6 million, $2.2 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, $5.0 million of compensation expense related to unvested stock options and other awards (inclusive of $0.5 million for stock options and other awards granted to non-employee directors) attributable to future performance had not yet been recognized, which related expense will be recognized over a weighted average period of approximately two years.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

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

        The Company estimates the fair values of its options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. The Company uses a dividend yield of zero as it never has paid, nor intends to pay, dividends on its common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the "simplified" method prescribed in the SEC's Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity's common stock. Due to Hawaiian's bankruptcy and the thin liquidity of the Company's common stock during the period that it was in bankruptcy, the Company believes that the historic volatility of its common stock during that period is not a reliable indicator of future volatility. Accordingly, the Company has used a blended stock volatility factor based on its stock volatility for the period post-emergence from bankruptcy as well as the stock volatility factor of a peer comparison group, which cumulatively cover a period of time equivalent to the estimated lives of its stock options. The weighted average estimated fair values of stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Year ended December 31,
	2008	2007	2006
Weighted average fair value per share for options granted	$2.39	$2.25	$2.12
Stock options granted during the year	435,000	603,000	439,886
Assumptions:
Weighted average volatility for options granted	57.05%	51.40%	44.48%
Weighted average risk-free rate for options granted	2.04%	4.08%	4.71%
Weighted average expected life rate for options granted	3.5	5.4	6.3
Expected dividend yield	0.00%	0.00%	0.00%

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

        Stock option activity during the year ended December 31, 2008 is summarized in the following table:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2007	3,196,432	$4.27
Granted during the period	435,000	$5.59
Exercised during the period	(642,696)	$3.52
Forfeited or expired during the period	(57,999)	$3.97

Outstanding at December 31, 2008	2,930,737	$4.63	6.5	$5,233

Exercisable at December 31, 2008	1,909,096	$4.45	6.7	$3,679

        The following tables are based on selected ranges of exercise prices for the Company's outstanding and exercisable stock options as of December 31, 2008:

Options Outstanding
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$3.05 - $3.85	652,664	$3.60	7.3
$4.25 - $5.00	1,800,073	$4.72	6.7
$5.20 $5.91	360,000	$5.22	4.4
$6.00 - $6.20	63,000	$6.17	8.1
$7.05 - $8.45	55,000	$8.32	5.2

$3.05 - $8.45	2,930,737	$4.63	6.5

Options Exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$3.05 - $3.85	466,672	$3.57	6.9
$4.25 - $5.00	1,424,090	$4.72	6.6
$6.00 - $6.20	18,334	$6.20	8.1

$3.05 - $6.20	1,909,096	$4.45	6.7

        The total intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised was $3.4 million, $0.1 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

  Restricted Stock

        During 2007, 225,000 units of restricted stock were granted pursuant to the Company's 2005 Stock Incentive Plan. These restricted stock awards vest over a three-year period and will only be awarded if the Company's stock price is equal to or exceeds $6.50 over any 20-day consecutive period during such year. The fair value of these awards were calculated as $1.0 million using Monte Carlo simulations with the following assumptions: expected volatility of 58.1%, risk-free interest rate of 3.32%, expected life of 3.5 years and expected dividend yield of zero. During November 2008, 75,000 units of the restricted stock vested and 49,463 shares of common stock, which is the amount of shares net of applicable taxes, were distributed.

  Deferred Stock Units

        During 2008 and 2007, the Company also awarded 194,800 and 550,000 deferred stock units, respectively, pursuant to the Company's 2005 Stock Incentive Plan. These deferred stock units will vest over a three-year period and have a grant date fair value equal to the Company's share price on the measurement date. The compensation expense related to these deferred stock units was $1.2 million for 2008. The compensation expense related to these deferred stock units was not significant for 2007.

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

12. Commitments and Contingent Liabilities

  Commitments

        In January 2008, the Company executed a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB-800 aircraft, with purchase rights for an additional six A330-200 and six A350XWB-800 aircraft. The Company paid an initial deposit in 2007, as well as additional deposits in 2008 upon signing the purchase agreement. Following execution of the agreement, the combined deposit became non-refundable. These aircraft are scheduled to be delivered from 2012 through 2020. In conjunction with the purchase of the Airbus aircraft, the Company also

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingent Liabilities (Continued)

entered into a Memorandum of Understanding with Rolls-Royce to purchase four spare engines, for which a deposit of $3.4 million was paid during the second quarter of 2008. In October 2008, the Company executed a purchase agreement for the four spare engines with Rolls-Royce. The Company does not have financing currently in place for any of its firm commitments to purchase the Airbus aircraft to be delivered in 2012 and beyond, nor the Rolls-Royce engines. The Company may utilize the purchase rights subject to production availability. Purchase commitments for this agreement, including estimated escalations, in the next five years are: $1.4 million in 2009, $22.6 million in 2010, $100.4 million in 2011, $189.6 million in 2012 and $151.5 million in 2013.

  Litigation and Contingencies

        The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company's financial statements.

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

  Credit Card Holdback

        Under Hawaiian's credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $28.0 million at December 31, 2008. The funds are interest-bearing and are subsequently made available to the Company as air travel is provided. The agreement with Hawaiian's largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments as defined in the agreement (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income. Under the terms of the Credit Card Agreement as amended on December 31, 2008 (new amendment), the level of credit card holdback is subject to adjustment based on these specific financial triggers. Through a supplement to the Credit Card Agreement, the Company was previously allowed to include the full amount of the failed auction rate securities in the calculation of the Unrestricted Cash Trigger through the term of the agreement ending December 31, 2008, provided that a AAA rating from Standard & Poor's (S&P) assigned to such securities is maintained as of the quarter ended immediately preceding the measurement date, regardless of their long-term classification in the Consolidated Balance Sheets. Under the new

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingent Liabilities (Continued)

amendment, the Company is no longer allowed to include the amount of failed auction securities in the calculation of the Unrestricted Cash Trigger unless an AAA rating is maintained.

        As of December 31, 2008, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future and the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

13. Related Party Transactions

        RC Aviation, a stockholder of the Company, owned or beneficially owned approximately 3.6% of the Company's outstanding shares of common stock as of December 31, 2008. Prior to June 2, 2005, RC Aviation purchased the lease claims of BCC and AWAS, and elected to receive cash equal to fifty percent of the claims and common stock equal to fifty percent of the claims. RC Aviation distributed, also prior to the effective date, the lease claims to its members who had funded the purchase price of those claims. In exchange for those claims, members of RC Aviation received $87.0 million and 14.1 million shares of the Company's common stock on June 2, 2005.

        On June 1, 2005, members of RC Aviation, as well as RC Aviation itself and its managing member, RC Aviation Management, LLC, purchased the aggregate $60 million of the Company's Series A Notes and Series B Notes, pursuant to the Restructuring Support Agreement, dated as of August 26, 2004, under which the Company and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian would have at least the minimum amount of cash required by the Joint Plan on June 2, 2005. RC Aviation Management, LLC is the managing member of RC Aviation and its managing member is Lawrence S. Hershfield, the chair of the Company's Board of Directors. A special committee of the Company's Board of Directors approved the terms of the Notes, as well as the Common Stock Warrant described in Note 7, and received fairness opinions in connection therewith. In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

        In 2006, the Company redeemed all of the then outstanding Notes for $55.9 million, inclusive of a $2.6 million prepayment premium and $1.0 million of accrued and unpaid interest to that date. The Company recognized a nonoperating loss of $28.0 million on the redemption of the Notes due principally to the accelerated amortization of the remaining original issue discount associated with the Notes when they were initially issued in June 2005. RC Aviation distributed the Common Stock Warrant and distributed 6,848,948 shares of common stock to its members from the 10,000,000 shares of common stock acquired from AIP, LLC in 2004. RC Aviation separately distributed an additional 1,486,346 shares of common stock to certain of its members.

        During 2008, the Company paid consulting fees of approximately $110,000 to Ranch Capital, LLC, an organization for which board members Messrs. Hershfield and Randall L. Jenson serve as chief executive officer and president, respectively.

        During 2008, the Company purchased approximately $1.4 million in computer equipment and related services from Dell, Inc. (Dell) and had a payable balance of $0.1 million as of December 31,

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Related Party Transactions (Continued)

2008. Board member Donald J. Carty was formerly employed as Vice Chairman and Chief Financial Officer of Dell and currently serves on Dell's Board of Directors.

14. Parent Company Only Financial Information

        In accordance with Regulation S-X paragraph 210.5-04(c), the Company is required to provide condensed financial information of Hawaiian Holdings, Inc. as a result of restrictions in Hawaiian's debt agreements. Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Condensed Statements of Operations
Years ended December 31, 2008, 2007 and 2006

	Years ended December 31,
	2008	2007	2006
Operating expenses	$4,209	$4,229	$8,864

Operating loss	(4,209)	(4,229)	(8,864)
Nonoperating income (expense)	486	344	(29,763)

Loss before income taxes and undistributed earnings of Hawaiian Airlines, Inc. and Subsidiaries	(3,723)	(3,885)	(38,627)
Income tax benefit	—	1	3,032

Loss before undistributed earnings of subsidiaries	(3,723)	(3,884)	(35,595)
Undistributed net income (loss) of Hawaiian Airlines, Inc. and Subsidiaries	32,309	10,935	(4,952)

Net income (loss)	$28,586	$7,051	$(40,547)

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information (Continued)

Condensed Balance Sheets
December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$28,015	$11,501
Other	44	—

Total	28,059	11,501

(Losses in excess of) Investment in Hawaiian Airlines, Inc	(37,638)	59,593
Due from Hawaiian Airlines, Inc	63,028	62,720

Total assets	$53,449	$133,814

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$127	$465
Other	9	10

Total	136	475

Shareholders' equity	53,313	133,339

Total liabilities and shareholders' equity	$53,449	$133,814

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	Years ended December 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$28,586	$7,051	$(40,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net income (loss) of Hawaiian Airlines, Inc. and Subsidiaries	(32,425)	(10,931)	4,952
Loss on repurchase of subordinated convertible notes	—	—	28,032
Other operating activities, net	(382)	(356)	424

Net cash used in operating activities	(4,221)	(4,236)	(7,139)
Investing Activities:
Net payments from Hawaiian Airlines	4,525	4,645	62,435

Net cash provided by investing activities	4,525	4,645	62,435

Financing Activities:
Proceeds from exercises of stock options	2,310	110	951
Repurchases of subordinated convertible notes and warrants	850	—	(54,891)
Tax benefit from stock option exercise	12,955	23	191
Other	95	—	(80)

Net cash provided by (used in) financing activities	16,210	133	(53,829)

Net increase in cash	16,514	542	1,467
Cash—Beginning of Period	11,501	10,959	9,492

Cash—End of period	$28,015	$11,501	$10,959

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Financial Information (unaudited)

        Unaudited Quarterly Financial Information (in thousands, except for per share data).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008:
Operating revenue	$251,219	$319,192	$339,918	$300,536
Operating income (loss)	(22,008)	48,471	27,309	38,126
Nonoperating income (loss)	2,093	5,874	(12,714)	(33,942)
Net income (loss)	(19,915)	54,345	6,037	(11,881)
Net income (loss) per common stock share:
Basic	(0.42)	1.14	0.13	(0.23)
Diluted	(0.42)	1.09	0.12	(0.23)
2007:
Operating revenue	$215,191	$244,184	$272,507	$250,673
Operating income (loss)	(16,130)	(599)	25,552	(1,989)
Nonoperating income (loss)	(3,660)	(4,603)	(3,732)	3,090
Net income (loss)	(11,892)	(3,941)	19,577	3,307
Net income (loss) per common stock share:
Basic	(0.25)	(0.08)	0.41	0.07
Diluted	(0.25)	(0.08)	0.41	0.07

        The Company received $52.5 million from its litigation settlement with Mesa in the second quarter of 2008 which is included in operating income.

        In the fourth quarter of 2008, the Company recognized $7.8 million in an other-than-temporary impairment of its auction rate securities further discussed in Note 4. The Company recognized $21.3 million of fuel hedge losses in the fourth quarter. The unrealized loss related to the auction rate security impairment and fuel hedge losses were recorded in nonoperating expenses. The Company recorded income tax expense of $16.1 million in the fourth quarter of 2008.

        The Company modified the award levels of its frequent flyer program during the third quarter of 2008, requiring an increased number of frequent flyer miles to be redeemed for free air travel. As a result of this modification, the Company decreased its frequent flyer liability by approximately $5.0 million, which was recorded as a reduction to operating expense. During the fourth quarter, the Company revised the period over which it recognizes revenue from the sale of frequent flyer miles to third party partners based on an updated analysis of customer activity, to 20 months. The adjustment resulted in a reduction of passenger revenues of approximately $5.0 million related to prior quarters. The adjustment was made during the fourth quarter as the amount of the adjustment was not material to prior quarters or period results or the trend of earnings for any of the periods. As discussed in Note 2, during the fourth quarter of 2007, the Company recorded a change in estimate related to its frequent flyer liability. The change in estimate includes an estimate of miles that will not be redeemed ("breakage") for miles valued at incremental cost. The impact of this adjustment was a favorable adjustment to operating income of approximately $5.0 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 was conducted. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

        We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii February 24, 2009

ITEM 9B.    OTHER INFORMATION.

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated by reference from our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules:

(1)
Financial Statements of Hawaiian Holdings, Inc.

i.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.
Consolidated Statements of Operations for the Years ended December 31, 2008, 2007 and 2006.

iii.
Consolidated Balance Sheets, December 31, 2008 and 2007.

iv.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2008, 2007 and 2006.

v.
Consolidated Statements of Cash Flows for the Years ended December 31, 2008, 2007 and 2006.

vi.
Notes to Consolidated Financial Statements.

(2)
Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.

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
3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended Bylaws of Hawaiian Holdings, Inc. (filed as Exhibit 3.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on November 7, 2007).*

10.1	Lease Agreement N475HA, dated February 28, 2001, between Wells Fargo Bank Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft (filed as Exhibit 1.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N476HA, dated March 14, 2001 between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., and a Lease Agreement N477HA, dated April 20, 2001, a Lease Agreement N478HA, dated May 24, 2001, a Lease Agreement N479HA, dated June 21, 2001, a Lease Agreement N480HA, a Lease Agreement N481HA, dated July 26, 2001, a Lease Agreement N484HA, dated September 12, 2001, a Lease Agreement N485HA, dated October 29, 2001, a Lease Agreement N486HA, dated November 20, 2001, and a Lease Agreement N487HA, dated December 20, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*
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
10.5
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

10.6	Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.5 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provision thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33422, Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.7
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

10.9	Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 24257 (filed as Exhibit 10.6 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.10
Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*
10.11
Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.7 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer's Serial Number 33467 (originally 33427) and Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer's Serial Number 33468 (originally 33428), which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.12	Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.8 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33467 (originally 33427) and Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33468 (originally 33428), which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33466, except with respect to aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.13
Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.9 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33467 (originally 33427) and Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33468 (originally 33428), which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.14	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers.+
10.15	Form of Hawaiian Holdings, Inc. Restricted Stock Agreement for certain employees and executive officers.+
10.16	Form of Hawaiian Holdings, Inc. Deferred Stock Unit Agreement for certain employees and executive officers.+
10.17	Form of Hawaiian Holdings, Inc. Award Agreement for directors.+
10.18	Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on July 14, 2005).*+
10.19	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A on April 14, 2006).*+
10.20	Employment Agreement, dated as of August 18, 2005, between the Company and Mark B. Dunkerley (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 19, 2005).*+
10.21
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of December 26, 2007, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc., but effective as of November 8, 2007 (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on December 31, 2007).*+
10.22	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*+

10.23	First Amendment to Employment Agreement, dated as of November 2008, by and between Peter R. Ingram and Hawaiian Airlines, Inc.+
10.24	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 9, 2007).*+
10.25
Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.08 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*
10.26
Amendment No. 1 to Credit Agreement, dated August 19, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.33 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
10.27
Amendment No. 2 to Credit Agreement, dated September 8, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.34 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
10.28
Amendment No. 3 to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*
10.29
Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.30
Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.31
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
10.34
Amendment Number Two to Credit Agreement, dated October 10, 2006, by the lenders identified on the signature pages thereof, Canyon Capital Advisors, LLC, a Delaware limited liability company, Hawaiian Holdings, Inc., a Delaware corporation, and Hawaiian Airlines, Inc., a Delaware corporation (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc., on November 3, 2006).*
10.35
General Continuing Guaranty, dated June 2, 2005, executed and delivered by Hawaiian Holdings, Inc. in favor of Canyon Capital Advisors LLC (filed as Exhibit 10.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

10.36	Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.37
Warrant, dated November 17, 2005, granted to RC Aviation, LLC (and subsequently distributed to its members) to purchase the Common Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.44 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.38
Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing 767-332 aircraft bearing manufacturer's serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.39
Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer's serial number 23276 and FAA registration number N117DL (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.40
Purchase Agreement, dated as of December 20, 2006, by and between AWMS I, a Delaware statutory trust, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-300ER aircraft bearing manufacturer's serial number 28139. Hawaiian Airlines, Inc. also entered into purchase agreements with AWMS I relating to the purchase of two Boeing 767-300ER aircraft bearing manufacturer's serial numbers 28140 and 28141, which purchase agreements are substantially identical to the purchase agreement related to the aircraft bearing manufacturer's serial number 28139, except with respect to the aircraft information, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements were not filed (filed as Exhibit 10.48 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007).*
10.41
Loan Agreement No. 28139, dated as of December 20, 2006, by and among Hawaiian Airlines, Inc., C.I.T. Leasing Corporation and such other lenders as may from time to time be party thereto. Hawaiian Airlines, Inc. also entered into Loan Agreement No. 28140 and Loan Agreement No. 28141, which loan agreements are substantially identical to Loan Agreement No. 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these loan agreements were not filed (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007).*
10.42
Security Agreement No. 28139, dated as of December 20, 2006, by and between Hawaiian Airlines, Inc. and C.I.T. Leasing Corporation. Hawaiian Airlines, Inc. also entered into Security Agreement 28140 and Security Agreement 28141, which security agreements are substantially identical to Security Agreement 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these security agreements were not filed (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007).*
10.43
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by the Company on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*

10.44	Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by the Company on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*
10.45
Lease Agreement N483HA, dated as of August 29, 2008, between Wells Fargo Bank Northwest, National Association, and Hawaiian Airlines, Inc. for one Boeing 717-200 aircraft (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N489HA, dated October 9, 2008, with Wells Fargo Bank Northwest, National Association, a Lease Agreement N490HA, dated December 1, 2008, with Wells Fargo Bank Northwest, National Association, and a Lease Agreement N488HA, dated December 22, 2008, with Wells Fargo Bank Northwest, National Association, each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N483HA, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements are not being filed herewith.
10.46
Lease Agreement (Aircraft No. 2), dated as of October 21, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (the "Pegasus Lease Agreement") (filed herewith in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (the "Pegasus Lease Agreement"). Hawaiian Airlines, Inc. also entered into a Lease Agreement (Aircraft No. 1), dated as of October 21, 2008, with Pegasus Aviation Finance Company relating to the lease of a second Airbus A330-220 aircraft, the terms of which are substantially identical to the terms contained in the Pegasus Lease Agreement, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this lease agreement is not being filed herewith.
10.47
Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B engines (the "Rolls-Royce Agreement") (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement is not being filed herewith.
10.48
Aircraft Lease Agreement, dated as of October 31, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (filed herewith in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).
10.49	Amendment No. 1 to Lease Agreement (Aircraft No. 2), dated as of November 10, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines Inc.

10.50	Amendment Number One to Aircraft Lease Agreement, dated as of November 10, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).
14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Previously filed; incorporated herein by reference.

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)

Years Ended December 31, 2008, 2007 and 2006

		COLUMN C ADDITIONS
	COLUMN B
		(1)		(2)				COLUMN E
	Balance at	Charged to		Charged to		COLUMN D
COLUMN A	Beginning	Costs and		Other				Balance at
Description	of Year	Expenses		Accounts		Deductions		End of Year
Allowance for Doubtful Accounts
2008	$608	1,240		—		(865	)(a)	$983

2007	$498	447		—		(337	)(a)	$608

2006	$912	(290)		—		(124	)(a)	$498

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2008	$2,624	1,650	(b)	—		(211	)(c)	$4,063

2007	$1,507	1,044	(b)	—		73	(c)	$2,624

2006	$546	1,051	(b)	—		(90	)(c)	$1,507

Valuation Allowance on Deferred Tax Assets
2008	$66,437	2,508		52,304	(d)	—		$121,249

2007	$86,007	(8,114)		(11,456	)(e)	—		$66,437

2006	$116,038	(3,005)		(27,026	)(d)	—		$86,007

(a)
Doubtful accounts written off, net of recoveries.

(b)
Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)
Spare parts and supplies written off against the allowance for obsolescence.

(d)
Reversal of valuation allowance on deferred tax assets recorded directly to other comprehensive income (loss).

(e)
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

HAWAIIAN HOLDINGS, INC.
February 25, 2009	By:	/s/ PETER R. INGRAM Peter R. Ingram Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2009.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ PETER R. INGRAM Peter R. Ingram	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chair of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ L. TODD BUDGE L. Todd Budge	Director
/s/ DONALD J. CARTY Donald J. Carty	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director

Signature	Title

/s/ SEAN KIM Sean Kim	Director
/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director
/s/ ERIC C.W. NICOLAI Eric C.W. Nicolai	Director
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director