Form 10-Q
period 2009-03-31
HAWAIIAN HOLDINGS  INC
filed 2009-04-30
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

As of April 20, 2009, 51,601,236 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Operating Revenue:
Passenger	$254,141	$230,327
Cargo	14,909	7,762
Other	19,574	13,130
Total	288,624	251,219

Operating Expenses:
Aircraft fuel, including taxes and oil	50,199	91,036
Wages and benefits	67,465	57,301
Aircraft rent	24,151	23,813
Maintenance materials and repairs	28,779	29,375
Aircraft and passenger servicing	14,620	13,672
Commissions and other selling	17,450	16,168
Depreciation and amortization	12,723	12,019
Other rentals and landing fees	12,494	8,169
Other	24,797	21,674
Total	252,678	273,227

Operating Income (Loss)	35,946	(22,008)

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(5,250)	(5,633)
Interest income	720	1,993
Gains (losses) on fuel derivatives	(1,387)	5,575
Other, net	(388)	158
Total	(6,305)	2,093

Income (Loss) Before Income Taxes	29,641	(19,915)

Income tax expense	6,107	—

Net Income (Loss)	$23,534	$(19,915)

Net Income (Loss) Per Common Stock Share:
Basic	$0.46	$(0.42)
Diluted	$0.46	$(0.42)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$246,434	$203,872
Restricted cash	34,653	28,043
Short-term investments	1,553	2,076
Total cash, restricted cash and short-term investments	282,640	233,991
Accounts receivable, net of allowance for doubtful accounts of $1,094 and $983 as of March 31, 2009 and December 31, 2008	45,489	32,816
Spare parts and supplies, net	16,323	16,002
Prepaid expenses and other	19,508	28,226
Total	363,960	311,035

Property and equipment, less accumulated depreciation and amortization of $82,274 and $73,908 as of March 31, 2009 and December 31, 2008	308,644	315,469

Other Assets:
Long-term prepayments and other	54,402	52,637
Long-term investments	30,246	27,673
Intangible assets, net of accumulated amortization of $89,876 and $84,013 as of March 31, 2009 and December 31, 2008	109,795	115,657
Goodwill	106,663	106,663
Total Assets	$973,710	$929,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,935	$46,065
Air traffic liability	250,086	218,688
Other accrued liabilities	50,464	56,039
Current maturities of long-term debt and capital lease obligations	27,395	27,058
Total	371,880	347,850

Long-Term Debt and Capital Lease Obligations	225,548	232,218

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	228,777	227,117
Other liabilities and deferred credits	67,543	68,636
Total	296,320	295,753

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value per share, 51,601,236 shares issued and 51,426,360 shares outstanding as of March 31, 2009; 51,516,827 shares issued and outstanding as of December 31, 2008	516	515
Capital in excess of par value	237,613	236,606
Treasury stock, 174,876 and no shares, at cost, at March 31, 2009 and December 31, 2008	(638)	—
Accumulated deficit	(125,097)	(148,631)
Accumulated other comprehensive loss	(32,432)	(35,177)
Total	79,962	53,313
Total Liabilities and Shareholders’ Equity	$973,710	$929,134

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Net cash provided by Operating Activities	$50,909	$10,315

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(1,577)	(13,908)
Net proceeds from disposition of property and equipment	—	55
Purchases of investments	—	(2,859)
Sales of investments	521	6,427
Net cash used in investing activities	(1,056)	(10,285)

Cash flows from Financing Activities:
Proceeds from short-term borrowings	—	8,000
Repayments of long-term debt and capital lease obligations	(6,673)	(5,897)
Treasury stock repurchase	(638)	—
Proceeds from exercise of stock options	20	106
Net cash provided by (used in) financing activities	(7,291)	2,209

Net increase in cash and cash equivalents	42,562	2,239

Cash and cash equivalents - Beginning of Period	203,872	94,096

Cash and cash equivalents - End of Period	$246,434	$96,335

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

The accompanying unaudited financial statements of Hawaiian Holdings, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Aircraft maintenance and repair costs

In its June 12, 2008 meeting, the Financial Accounting Standards Board (FASB)’s Emerging Issues Task Force (EITF) issued EITF 08-03 “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (EITF 08-03) to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009.  Under EITF 08-03, lessees should account for maintenance deposits that may not be refunded (if the lessee does not perform the specified maintenance activities) as a deposit until it is determined that an amount on deposit is less than probable of being returned and shall recognize additional expense at that time.  When the underlying maintenance is performed, maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  The Company adopted EITF 08-03 effective January 1, 2009 which did not have a significant impact to the Company since the Company’s prior policy was substantially consistent with EITF 08-03.

2. Earnings (Loss) Per Share

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock.

	Three Months ended March 31,
	2009	2008
	(in thousands, except per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	51,618	47,302
Assumed exercise of equity awards and warrants	53	—
Weighted average common stock shares outstanding - Diluted	51,671	47,302

Net income (loss) per common stock share:

Basic	$0.46	$(0.42)
Diluted	$0.46	$(0.42)

Options and other equity awards to acquire approximately 3.4 million and 4.1 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three months ended March 31, 2009 and 2008, respectively, because the effect of including the options and other equity awards would have been antidilutive.  In addition, 6.0 million and 9.5 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because the effect of including such shares would have been antidilutive.

3.  Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, (SFAS No. 157).  The table below presents the Company’s financial assets and liabilities measured at fair value as of March 31, 2009:

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$240,359	$219,290	$21,069	$—
Short-term investments	1,553	—	1,553	—
Long-term investments	30,246	—	—	30,246
Total assets measured at fair value	$272,158	$219,290	$22,622	$30,246
Fuel derivative contracts*	399	—	399	—
Total liabilities measured at fair value	$399	$—	$399	$—

*In the table above, fuel derivative contracts do not reflect $4.5 million of cash collateral that was required to be posted with counterparties as of March 31, 2009 and payables to counterparties for transactions settling as of March 31, 2009 of $1.5 million.  As of March 31, 2009, the net fuel derivative contract liability and payables of $1.9 million is reported net of the related cash collateral in Prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

As of March 31, 2009, the Company updated its discounted cash flow model to determine the estimated fair value of its investment in auction rate securities which are included in Long-term investments in the table above.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax exempt bonds.  The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements, a factor to further discount the investments for the illiquidity present in the market for these securities, and a holding period based on the underlying tax exempt bonds’ duration.  Based on this assessment of fair value, a $2.6 million unrealized increase in fair value has been recognized in Accumulated other comprehensive income as of March 31, 2009.  The Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover.  Therefore, the Company continues to classify the remaining investments as Long-term investments in the unaudited Consolidated Balance Sheets at March 31, 2009.

The following assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2009:

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2008	$27,673
Realized and unrealized net gains:
Included in other comprehensive income	2,573
Balance as of March 31, 2009	$30,246

Effective January 1, 2009, the FASB issued FASB Staff Position (FSP) SFAS 157-2, “Effective Date of FASB Statement No. 157.”  In accordance with this pronouncement, the Company’s nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements, became subject to the fair value guidance under SFAS No. 157.  The Company performs an annual assessment of impairment on its intangible assets, goodwill, spare parts and supplies and fixed assets, and is required to perform an assessment if impairment indicators are present.  At March 31, 2009, there were no impairment indicators for these assets that would have required an updated assessment of recorded values.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments” to require additional disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” to make other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP modifies the current indicator that, to avoid considering an impairment to be other-than-temporary, management must assert that it has both the intent and the ability to hold an impaired security for a sufficient time to allow for any anticipated recovery in fair value.  Instead, management would be required to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis.  This FSP would change the total amount recognized in earnings when there are credit losses associated with an impaired debt security that meets the requirements of (a) and (b) because the impairment would be separated into (i) the amount of the total impairment related to credit losses which is to be included in earnings and (ii) the amount of the total impairment related to all other factors which is to be included in other comprehensive income, net of taxes.

In April 2009, the FASB issued FSP 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly.  The FSP sets forth factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity when compared with normal market activity.  If the reporting entity concludes that there has been a significant decrease in the volume and level of activity in relation to normal market activity, then transactions or quoted prices may not be determinative of fair value, thus prompting further analysis and adjustment to the transactions or quoted prices in estimating fair value.

FSP 107-1 and APB 28-1, FSP 115-2, 124-2 and 157-4 are effective beginning with the Company’s second quarter results.  The Company is currently reviewing these FSPs and determining its impact on its consolidated financial statements.

4.  Financial Instruments and Risk Management

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161) effective January 1, 2009.  SFAS No. 161 requires an entity to provide greater transparency about how and why such entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of such entity.

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil).  During the three months ended March 31, 2009, the Company had primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge against its aircraft fuel expense.  As of March 31, 2009, the Company had outstanding fuel derivative contracts covering 36 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under SFAS No. 133 for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through Other nonoperating (income) expense in the period of change.

During the three months ended March 31, 2008, the Company hedged a portion of its aircraft fuel expense utilizing jet fuel forward contracts which were designated as cash flow hedges under SFAS No. 133.  All of the Company’s fuel derivative contracts that were designated as cash flow hedges under SFAS No. 133 were settled during the three months ended March 31, 2008.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three months ended March 31, 2009 and 2008, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations for hedges accounted for under SFAS No. 133 and other hedges not designated as cash flow hedges under SFAS No. 133.

	Three months ended March 31,
	2009	2008
	(in thousands)
Cash Flow Hedge Derivatives Under SFAS No. 133
Effective portion of fuel hedge gains recognized in Aircraft fuel expense	$—	$384

Other Fuel Derivatives Not Under SFAS No. 133
Gains (losses) on fuel derivatives recorded in Nonoperating income (expense):
Mark-to-market gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(10,964)	$4,529
Reversal of prior period unrealized amounts	7,947	(3,322)
Unrealized gains on contracts that will settle in future periods	1,630	4,368
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$(1,387)	$5,575

FSP FASB Interpretation Number (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), requires a reporting entity to elect a policy choice of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under SFAS No. 133 as well as the location of those asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivatives not designated as hedging		Fair Value of Asset Derivatives as of		Fair Value of Liability Derivatives as of
instruments under SFAS No. 133	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	2,894	1,536	3,293	11,512

As of March 31, 2009 and December 31, 2008, there were no fuel derivative contracts designated as cash flow hedges.

5. Employee Benefit Plans

Net periodic defined pension and other postemployment and postretirement benefit expense included the following components:

	Three months ended March 31,
Components of Net Periodic Benefit Cost	2009	2008
	(in thousands)

Service cost	$1,827	$2,133
Interest cost	5,966	5,598
Expected return on plan assets	(3,129)	(5,205)
Recognized net actuarial (gain) loss	93	(1,160)

Net periodic benefit cost	$4,757	$1,366

The Company made contributions of $2.5 million during the three months ended March 31, 2009 and expects to make contributions in the amount of $0.1 million during the remainder of 2009.

6. Income Taxes

The Company recorded income tax expense of $6.1 million for the three months ended March 31, 2009.  This amount differed from the statutory rate due to the impact of positive originating temporary differences, primarily accelerated depreciation on aircraft, that will result in the realization of deferred tax assets that were previously subject to a full valuation allowance.  Utilization of deferred tax assets is generally based on the Company’s ability to generate taxable income in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized.  As of March 31, 2009 and December 31, 2008, the Company recognized a full valuation allowance on its deferred tax assets, not expected to be utilized during 2009.  The Company reviews its tax valuation allowances on an annual basis or as events occur that may impact its position.  Although the Company recognized a loss for the three months ended March 31, 2008, the Company did not record an income tax benefit due to the unavailability of additional tax benefits from operating loss carrybacks which had previously been fully utilized in 2007.

SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R) amends SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), to require the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  (Such changes arise through changes in the balance of the acquirer’s valuation allowance on its previously existing deferred tax assets because of the business combination.)  Previously, SFAS No. 109 required a reduction of the acquirer’s valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill.  The Company adopted the requirements of SFAS No. 141R effective January 1, 2009.  The impact of adopting SFAS No. 141R was a reduction in the income tax provision and a corresponding increase in net income of $2.4 million (or $0.05 per share) during the three months ended March 31, 2009.

Cash payments for federal and state income taxes were $14.6 million during the three months ended March 31, 2009.  No payments were made during the comparable period in 2008.

7. Comprehensive Income (Loss)

The components of comprehensive income (loss) included the following:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net income (loss)	$23,534	$(19,915)
Other comprehensive income (loss):
Change in unrealized net gains (losses) on hedge instruments and short and long-term investments	2,571	(1,791)
Amortization of net actuarial (gains) losses on employee benefit plans	174	(1,160)
Total comprehensive income (loss)	$26,279	$(22,866)

8. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Credit Card Holdback

Under Hawaiian’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $34.7 million at March 31, 2009.  The funds are interest-bearing and are subsequently made available to the Company when air travel is provided.  The agreement with Hawaiian’s largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income.  Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of March 31, 2009, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

Advance Payment for Mileage Credits

On March 31, 2009, the Company reached an agreement with its co-branded credit card partner (“Partner”) to amend its co-branded credit card agreement (“Amendment”).  Under the Amendment, the Partner purchases frequent flyer miles from the Company for mileage credits earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner.  The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009 as well as an advance payment of $28 million to the Company for the pre-sale of miles which is expected to be funded on May 15, 2009.  The Company expects its obligation to provide such miles to decrease by $8 million during the remainder of 2009, and thus its outstanding obligation at year end would be $20 million.  The accounting treatment for this transaction has not yet been finalized.

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

Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

•      a continued decline in the U.S. and global economies;

•      tthe price and availability of aviation fuel;

•      competition in the transpacific and interisland markets;

•      our dependence on tourist travel;

•      the effects of seasonality and cyclicality;

•      the concentration of our business in Hawaii;

•      the demand for transportation in the markets in which we operate;

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

•      our reliance on other companies for facilities and services;

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

•      the impact of possible aircraft incidents;

•      the impact of litigation, anticipated and unanticipated;

•      the impact of possible disruptions due to unpredictable weather and environmental concerns;

•      the potential impact of consolidation within the airline industry;

•      increased airport rent rates and landing fees at the airports within the State of Hawaii or elsewhere;

•      tthe cost and availability of insurance, including aircraft insurance;

•      security-related costs and regulation;

•      our ability to implement our growth strategy and related cost reduction goals; and

•      consumer perceptions of our services compared to other airlines.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.

Overview

Our Company

Hawaiian Holdings, Inc. (the “Company,” “Holdings,” “we,” “us” and “our”) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”).  Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005.

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes).  Hawaiian is the largest airline headquartered in Hawaii and the twelfth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of March 2009.  At March 31, 2009, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes and 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.  Based in Honolulu, Hawaiian had approximately 3,700 active employees as of March 31, 2009.

General information about us is available at http://www.hawaiianair.com/about/.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

First Quarter Highlights

•                  Reported $23.5 million in net income or $0.46 net income per diluted share for the quarter.

•                  Operating revenue increased 14.9% to $288.6 million, primarily due to a 38.8% increase in our interisland capacity over the first quarter of 2008 after the shutdown of Aloha Airlines (Aloha).

•                  Operating cost per available seat mile (“ASM”) decreased by 11.9% to 10.56 cents for the quarter.

•                  Achieved #1 Ranking in National Airline Quality Rating - Earned the distinction of being the nation’s top-ranked carrier for service quality in 2008 by the 19th annual national Airline Quality Ranking.

•                  Recognized as the nation’s most on-time airline in January’s Air Travel Consumer Report issued by the U.S. Department of Transportation, ranking as the #1 carrier for on-time performance, fewest flight cancellations and fewest misplaced bags.

•                  Agreed to a new contract with the Association of Flight Attendants.

•                  Authorized a stock repurchase program for the purchase of up to $7 million of our outstanding common stock which was initiated in March 2009 for periodic stock repurchases.

Results of Operations

Statistical Data (unaudited)

	Three Months ended March 31,
	2009		2008
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,995		1,730
Revenue passenger miles (RPM)	1,959,551		1,930,078
Available seat miles (ASM)	2,391,873		2,270,863
Passenger revenue per ASM (PRASM)	10.63	¢	10.14	¢
Passenger load factor (RPM/ASM)	81.9%		85.0%
Passenger revenue per RPM (Yield)	12.97	¢	11.93	¢

Total Operations:
Operating revenue per ASM	12.06	¢	11.01	¢
Operating cost per ASM (CASM)	10.56	¢	11.98	¢
Aircraft fuel expense per ASM	2.10	¢	3.99	¢
Revenue passengers flown	1,996		1,733
Revenue block hours operated (actual)	27,645		24,101
RPM	1,960,086		1,938,912
ASM	2,392,553		2,281,364
Gallons of jet fuel consumed	33,817		31,911
Average cost per gallon of jet fuel (actual) (a)	$1.48		$2.85

(a)                                  Includes applicable taxes and fees and realized gains from settled SFAS No. 133 hedges.

Operating Revenue.  Operating revenue was $288.6 million for the three months ended March 31, 2009, a 14.9% increase over operating revenue of $251.2 million for the same three-month period in 2008, driven mainly by the increase in passenger revenue.

The increase in passenger revenue of $23.8 million was due primarily to a 26.7% increase in traffic flown on our interisland routes as a result of a 38.8% increase in capacity on our interisland routes starting in April 2008 following the shutdown of Aloha.  We also launched our nonstop service to Manila, Philippines in April 2008 which resulted in increased passenger revenue in our South Pacific/Australia/Asia routes.  Our transpacific and interisland yields also showed slight improvements.  The detail of changes in revenue is described in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$(0.1)	5.5%	(5.2)%	(4.6)%
Interisland	18.8	3.3	27.7	38.8
South Pacific/Australia/Asia	5.1	(0.8)	68.0	88.9
Total scheduled	$23.8	8.7%	1.5%	5.3%

Cargo revenue increased by $7.1 million or 92.1% for the three months ended March 31, 2009 primarily due to an increase in baggage fees related to the implementation of fees for passenger bags during 2008.

Other operating revenue increased by $6.4 million or 49.1% for the three months ended March 31, 2009 compared to the comparable three-month period in 2008, primarily due to an amendment of our co-branded credit card agreement during the three months ended March 31, 2009 and an increase in ancillary and ground handling revenue.

Operating Expenses.  Operating expenses were $252.7 million for the three months ended March 31, 2009, a $20.5 million decrease from operating expenses of $273.2 million for the comparable three-month period in 2008.  The decrease in our operating expenses is detailed below.

	Three months ended March 31, 2009	Increase (decrease) from Three Months ended March 31, 2008	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$50,199	$(40,837)	(44.9)%
Wages and benefits	67,465	10,164	17.7
Aircraft rent	24,151	338	1.4
Maintenance materials and repairs	28,779	(596)	(2.0)
Aircraft and passenger servicing	14,620	948	6.9
Commissions and other selling	17,450	1,282	7.9
Depreciation and amortization	12,723	704	5.9
Other rentals and landing fees	12,494	4,325	52.9
Other	24,797	3,123	14.4
Total	$252,678	$(20,549)	(7.5)%

Aircraft Fuel

The decrease in aircraft fuel expense of 44.9% was primarily due to a 48.3% decrease in the cost of jet fuel, slightly offset by an increase in the number of gallons consumed.  The elements of the change are illustrated in the following table:

	Three Months Ended March 31,
	2009	2008	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	33,817	31,911	6.0%
Raw price per gallon, including taxes and delivery	$1.48	$2.86	(48.3)%
Total raw fuel expense	$50,199	$91,420	(45.1)%
Realized gains from settled SFAS No. 133 hedges	—	(384)	(100.0)%
Aircraft fuel expense	$50,199	$91,036	(44.9)%

During the three months ended March 31, 2009, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 and were marked to fair value.  As such, $1.4 million of losses from our fuel hedging activities were not recorded as part of Aircraft fuel expense in operating activities, but rather as nonoperating expense.  Included in this amount are losses realized during the period of $10.9 million, $7.9 million of which had been recognized in prior periods as a result of adjusting contracts to fair value and $1.6 million of unrealized gains recognized in the current period for derivative contracts settling in future periods.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains) losses realized through actual cash receipts/payments received from or paid to hedge counterparties for fuel hedge derivatives settled in the period.  Economic fuel expense for the three months ended March 31, 2009 and 2008 is calculated as follows:

	Three Months Ended March 31,
	2009	2008	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$50,199	$91,420	(45.1)%
Realized losses (gains) on settlement of fuel derivative contracts	10,964	(4,529)	(342.1)%
Realized gains from settled SFAS No. 133 hedges	—	(384)	(100.0)%
Economic fuel expense	$61,163	$86,507	(29.3)%
Fuel gallons consumed	33,817	31,911	6.0%
Economic fuel costs per gallon	$1.81	$2.71	(33.2)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Other operating expenses

Wages and benefits expense, aircraft and passenger servicing expense, commissions and other selling expense and other rentals and landing fees expense increased primarily due to the increase of our interisland routes with 67 additional flights per day in 2009 compared with the same period in 2008.  In addition, flights on our South Pacific/Australia/Asia routes also increased due to the addition of nonstop service to Manila, Philippines in April 2008.  The increase in volume also increased wages and benefits for pilots, flight attendants and other operational personnel, booking fees and credit card fees, and other rentals and landing fees.

In addition to increases in expenses as a result of increased volume, wages and benefits expense also increased as a result of higher pension costs primarily due to a lower estimated expected return on plan assets resulting from a lower market value of our plan assets as of December 31, 2008 compared to December 31, 2007 of which the estimate is based upon.  The increase in commissions and other selling expenses was slightly offset by a decrease in frequent flyer expense.  Frequent flyer expense decreased as a result of a lower estimate for the incremental cost of future travel awards resulting from the decrease in the price of fuel.  In addition to the increased volume of landings, other rentals and landing fees also increased due to increased rates for landing fees and space rent at airports in Hawaii.

Nonoperating Income and Expense.  Nonoperating expense, net, was $6.3 million for the three months ended March 31, 2009, as compared to nonoperating income, net, of $2.1 million for the three months ended March 31, 2008.  The increase of $8.4 million was primarily due to losses recognized in 2009 on our fuel derivative instruments compared to gains recognized during the comparable period in 2008.  We realized losses of $10.9 million on contracts that settled during the period, $7.9 million of which was recognized in previous periods as a result of adjusting the contracts to their fair value, and $1.6 million related to unrealized gains on contracts settling in future periods.  For the comparable period in 2008, we realized gains of $4.5 million as well as a reversal of $3.3 million of gains which were recognized in previous periods on a fair value basis and unrealized gains of $4.4 million on contracts settling in future periods.

Income Taxes.  The Company recorded a provision for income taxes for the three months ended March 31, 2009 of $6.1 million.  No such provision was recognized for the same period in 2008.  See Note 6 to the consolidated financial statements.

Liquidity and Capital Resources

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings.  Cash, cash equivalents, and short-term investments were $248.0 million as of March 31, 2009, an increase of $42.0 million from December 31, 2008.  We also had restricted cash on those dates of $34.7 million and $28.0 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us when the related travel is provided to our passengers.  Hawaiian’s cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $50.9 million for the three months ended March 31, 2009, an increase of $40.6 million compared to the same period in 2008.  The increase was primarily due to a decrease in our aircraft fuel expense of $40.8 million as well as increased revenue resulting from increased operations on the interisland and South Pacific/Australia/Asia routes.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2009 compared to $10.3 million for the same period in 2008.  During the three months ended March 31, 2009, we used $1.6 million of cash for purchases of property and equipment.  During the three months ended March 31, 2008, Hawaiian made $10.4 million of progress payments towards its acquisition of six wide-body A330-200 aircraft and six A350XWB-800 aircraft and paid $3.5 million primarily toward purchases of various information technology upgrades as well as aircraft improvements.

Financing activities used net cash of $7.3 million for the three months ended March 31, 2009 primarily for repayments of long-term debt and capital lease obligations, as well as $0.6 million used towards the stock repurchase program initiated in March 2009.  During the three months ended March 31, 2008, financing activities provided $2.2 million of cash which included additional short-term borrowings made during the first quarter of 2008 which was repaid in the second quarter of 2008.

Advance Payment for Mileage Credits

On March 31, 2009, we entered into an agreement with our co-branded credit card partner (“Partner”), to amend our co-branded credit card agreement (“Amendment”).  Under the Amendment, the Partner purchases frequent flyer mileage credits to be earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner.  The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009, as well as an advance payment to us of $28 million expected in May 2009 for the pre-sale of miles.  See further discussion in Note 8 to the consolidated financial statements.

Stock Repurchase Program

In March 2009, the Executive Committee of our Board of Directors approved a stock repurchase program under which we may purchase up to $7 million of our outstanding common stock.  The stock purchases will be made from time to time out of available cash in open market transactions or through privately negotiated transactions, as market conditions permit.  The duration of the stock repurchase program is open ended, and the program is subject to modification or termination by us at any time.  We may also institute a program for the repurchase of a portion of our outstanding Term A and Term B debt, subject to the receipt of requisite lender approval.

Covenants under our Financing Arrangements

The terms of our Term A and Term B credit facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of March 31, 2009, we were in compliance with these covenants.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $34.7 million at March 31, 2009.  The funds are interest-bearing and are subsequently made available to us as air travel is provided.  The agreement with our largest credit card processor (“Credit Card Agreement”) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (“Unrestricted Cash Trigger”), and maintain certain levels of debt service coverage and operating income.  Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of March 31, 2009, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

At December 31, 2008, we had investments in tax-exempt municipal auction rate securities, which were included in long-term investments in the Consolidated Balance Sheets.  While we continue to earn interest on our auction rate security investments at the maximum contractual rate, these investments are not currently auctioning on a regular basis and, therefore, do not currently have a readily available market or valuation.  Based on an assessment of fair value, and because we may not have the intent or ability to hold these investments until their eventual recovery or maturity, $7.8 million was recognized in nonoperating expenses as an other-than-temporary impairment as of December 31, 2008.  As of March 31, 2009, we updated the discounted cash flow model used to determine the estimated fair value of our investment in auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax exempt bonds.  The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements and a factor to further discount the investments for the illiquidity present in the market for these securities, and a holding period based on the underlying tax exempt bonds duration.  Based on this assessment of fair value, a $2.6 million increase in fair value has been recognized in accumulated other comprehensive income as of March 31, 2009.  We continue to believe that the market for these instruments may take in excess of twelve months to fully recover and as such, continue to classify the remaining investments as long-term investments in the unaudited Consolidated Balance Sheets at March 31, 2009.

Pension and Postemployment Benefit Plan Funding

Hawaiian made contributions of $2.5 million during the three months ended March 31, 2009 to its defined benefit pension and disability plans, and anticipates contributing $0.1 million during the remainder of 2009.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Engine Purchases

During the first quarter of 2009, we signed a letter of intent to purchase two (2) Pratt and Whitney 4060-3 engines that are currently on lease to us. During the quarter, we placed a deposit with the seller of $1.5 million.  We expect the purchase agreement to be executed early in the second quarter with the sale of the engines to close during the second and third quarters of 2009.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions.  For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Aircraft maintenance and repair costs

In its June 12, 2008 meeting, the FASB’s Emerging Issues Task Force (EITF) issued EITF 08-03 “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (EITF 08-03) to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009.  Under EITF 08-03, lessees should account for maintenance deposits that may not be refunded (if the lessee does not perform the specified maintenance activities) as a deposit until it is determined that an amount on deposit is less than probable of being returned and shall recognize additional expense at that time.  When the underlying maintenance is performed, maintenance costs shall be expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  We adopted EITF 08-03, effective January 1, 2009, which did not have a significant impact to us since our prior policy was substantially consistent with EITF 08-03.  The accounting for our maintenance deposits recorded on our unaudited Consolidated Balance Sheets is in accordance with EITF 08-03.

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

Aircraft Fuel Costs

Aircraft fuel costs constituted 19.9% and 33.3% of Hawaiian’s operating expense for the three months ended March 31, 2009 and 2008, respectively.  Based on gallons expected to be consumed in 2009, for every one-cent increase in the cost of jet fuel, Hawaiian’s annual fuel expense would increase by approximately $1.4 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2009, our fuel hedge program primarily consists of crude oil caps (or call options), collars (a combination of call options and put options of crude oil), futures contracts and options.  Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar.”

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned futures contracts and other derivative agreements were not designated as hedges under SFAS No. 133.  As of March 31, 2009, the fair value of these futures contracts and other fuel derivative agreements reflected a net liability of $0.4 million and is reflected net of its related cash collateral of $4.5 million and payables to counterparties for settled contracts of $1.5 million in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of April 24, 2009 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Ceiling Price (Per Gallon)	Ceiling Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged	Weighted Average Floor Price (Per Gallon)	Floor Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged
Second Quarter 2009:
Crude Oil	$1.66	$1.00 - $2.66	17,136	54%	$1.54	$0.98 - $2.04	7,560	24%
Third Quarter 2009:
Crude Oil	$1.52	$1.10 - $2.39	12,726	40%	$1.15	$0.88 - $1.90	7,770	25%
Fourth Quarter 2009:
Crude Oil	$1.51	$1.20 - $1.86	7,812	25%	$1.02	$0.92 - $1.21	6,636	21%
First Quarter 2010:
Crude Oil	$1.76	$1.60 - $1.90	2,730	9%	$1.11	$0.96 - $1.26	2,730	9%

*                      in thousands

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and synthetic collars.  As of April 24, 2009, we were required to post collateral with our counterparties totaling $0.9 million due to decreases in crude oil prices.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our heating oil futures and crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  Our debt agreements include the Term A credit facility, Term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

At March 31, 2009, we had $116.4 million of fixed rate debt including aircraft capital lease obligations of $45.9 million and non-aircraft capital lease obligations of $0.6 million.  At March 31, 2009, we had $138.4 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.50%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable rate debt as of March 31, 2009, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.7 million as of March 31, 2009.

ITEM 4.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

We are not a party to any other litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.                                            RISK FACTORS.

There have been no other material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company’s repurchases of equity securities for the first quarter of 2009 were as follows:

Issuer Purchases of Equity Securities (unaudited)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
January 1-31, 2009	—	$—	—	$7,000,000
February 1-28, 2009	—	—	—	7,000,000
March 1 — 31, 2009	174,876	3.65	174,876	6,361,999
Total	174,876	$3.65	174,876

(a) On March 23, 2009, the Executive Committee of the Board of Directors of the Company approved a stock repurchase program, authorizing the Company to purchase up to $7 million of shares of its common stock.  The duration of the stock repurchase program is open ended, and the program is subject to modification or termination by the Company at any time.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description

10.1	Second Amendment to Employment Agreement, dated as of April 6, 2009, by and between Peter R. Ingram and Hawaiian Airlines, Inc.+

10.2	First Amendment to Employment Agreement, dated as of April 6, 2009, by and between Barbara Falvey and Hawaiian Airlines, Inc.+

10.3	Executive Severance Agreement, dated as of April 15, 2009, between Hawaiian Airlines, Inc. and David J. Osborne.+

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  These exhibits relate to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

April 29, 2009	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer