Form 10-Q
period 2009-06-30
HAWAIIAN HOLDINGS  INC
filed 2009-07-29
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 20, 2009, 51,621,236 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(unaudited)
Operating Revenue:
Passenger	$256,643	$295,200	$510,784	$525,566
Cargo	15,148	9,016	30,057	16,778
Other	20,213	14,976	39,787	28,112
Total	292,004	319,192	580,628	570,456

Operating Expenses:
Aircraft fuel, including taxes and oil	54,661	123,377	104,860	214,413
Wages and benefits	66,772	64,958	134,237	122,259
Aircraft rent	28,083	23,322	52,234	47,135
Maintenance materials and repairs	28,201	29,960	56,980	59,335
Aircraft and passenger servicing	14,610	14,314	29,230	27,986
Commissions and other selling	16,266	20,148	33,715	36,319
Depreciation and amortization	13,054	11,755	25,777	23,774
Other rentals and landing fees	13,759	8,944	26,253	17,113
Litigation settlement	—	(52,500)	—	(52,500)
Other	24,895	26,443	49,693	48,156
Total	260,301	270,721	512,979	543,990

Operating Income	31,703	48,471	67,649	26,466

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(4,770)	(4,847)	(10,020)	(10,480)
Interest income	1,743	1,867	2,463	3,857
Unrealized loss on securities	1,671	—	1,671	—
Gains on fuel derivatives	6,510	8,877	5,123	14,451
Other, net	438	(23)	50	136
Total	5,592	5,874	(713)	7,964

Income Before Income Taxes	37,295	54,345	66,936	34,430

Income tax expense	9,802	—	15,909	—

Net Income	$27,493	$54,345	$51,027	$34,430

Net Income Per Common Stock Share:
Basic	$0.53	$1.14	$0.99	$0.73
Diluted	$0.53	$1.09	$0.98	$0.71

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$237,232	$203,872
Restricted cash	31,921	28,043
Short-term investments	45,353	2,076
Total cash, restricted cash and short-term investments	314,506	233,991
Accounts receivable, net of allowance for doubtful accounts of $1,202 and $983 as of June 30, 2009 and December 31, 2008	38,792	32,816
Spare parts and supplies, net	15,555	16,002
Prepaid expenses and other	27,971	28,226
Total	396,824	311,035

Property and equipment, less accumulated depreciation and amortization of $90,939 and $73,908 as of June 30, 2009 and December 31, 2008	309,209	315,469

Other Assets:
Long-term prepayments and other	35,171	52,637
Long-term investments	29,832	27,673
Intangible assets, net of accumulated amortization of $95,739 and $84,013 as of June 30, 2009 and December 31, 2008	103,932	115,657
Goodwill	106,662	106,663
Total Assets	$981,630	$929,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,142	$46,065
Air traffic liability	237,875	218,688
Other accrued liabilities	48,427	56,039
Current maturities of long-term debt and capital lease obligations	46,653	27,058
Total	370,097	347,850

Long-Term Debt and Capital Lease Obligations	219,107	232,218

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	232,946	227,117
Other liabilities and deferred credits	52,031	68,636
Total	284,977	295,753

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value per share, 51,621,236 shares issued and 51,419,585 shares outstanding as of June 30, 2009; 51,516,827 shares issued and outstanding as of December 31, 2008	516	515
Capital in excess of par value	238,412	236,606
Treasury stock, 201,651 and no shares, at cost, at June 30, 2009 and December 31, 2008	(754)	—
Accumulated deficit	(98,517)	(148,631)
Accumulated other comprehensive loss	(32,208)	(35,177)
Total	107,449	53,313
Total Liabilities and Shareholders’ Equity	$981,630	$929,134

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(unaudited)
Net cash provided by Operating Activities	$74,184	$114,351

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(9,525)	(6,502)
Progress payments on flight equipment	(1,435)	(13,814)
Net proceeds from disposition of property and equipment	—	55
Purchases of short-term investments	(41,056)	(3,355)
Sales of short-term investments	977	8,873
Net cash used in investing activities	(51,039)	(14,743)

Cash flows from Financing Activities:
Proceeds from short-term borrowings	—	8,000
Forward sale of miles	24,086	—
Proceeds from exercise of stock options	81	811
Treasury stock repurchase	(754)	—
Repayments of short and long-term debt and capital lease obligations	(13,198)	(19,829)
Net cash provided by (used in) financing activities	10,215	(11,018)

Net increase in cash and cash equivalents	33,360	88,590

Cash and cash equivalents - Beginning of Period	203,872	94,096

Cash and cash equivalents - End of Period	$237,232	$182,686

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

In preparing the accompanying unaudited financial statements, and in accordance with the recently issued Statement of Financial Accounting Standards (SFAS) No. 165 “Subsequent Events”, the Company’s management has evaluated subsequent events through July 29, 2009, which is the date that the financial statements were issued.

Aircraft maintenance and repair costs

In its June 12, 2008 meeting, the Financial Accounting Standards Board (FASB)’s Emerging Issues Task Force (EITF) issued EITF 08-03, “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (EITF 08-03) to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009.  Under EITF 08-03, lessees should account for nonrefundable maintenance deposits as an asset until it is determined that any portion of the estimated total amount of the deposit at the next maintenance event is less than probable of being returned.  In addition, payments of maintenance deposits that are not “substantially and contractually related to maintenance of the leased assets” should be expensed as incurred.  Upon adoption of EITF 08-03, the Company completed a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compared these estimates to its forecasted nonrefundable deposits, to identify costs not expected to be recoverable.  Any costs not expected to be recoverable are considered to be not “substantially and contractually related to maintenance of the leased asset” and the Company will bifurcate deposit payments and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.

Upon completion of its analysis during the second quarter, the Company adopted EITF 08-03 as of January 1, 2009 and recorded a cumulative effect adjustment to reduce recorded maintenance deposits, and increase accumulated deficit, by $0.9 million.  The impact of adopting this EITF on future periods is not expected to be significant.

In connection with its review of nonrefundable maintenance deposits to apply EITF 08-03, the Company also changed the estimate of recoverability on certain deposits covering engine life limited parts, and recorded an additional charge to Aircraft rent expense of $3.8 million to adjust the balance of such deposits to reflect uncertainty on whether life limited parts replacements will occur prior to lease termination.  The impact of recording the change in estimate for the three months ended June 30, 2009 was a decrease of $3.8 million to net income or $0.07 per share.

2. Earnings Per Share

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock.

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	51,435	47,488	51,584	47,396
Assumed exercise of stock awards and warrants	420	2,308	236	1,343
Weighted average common stock shares outstanding - Diluted	51,855	49,796	51,820	48,739

Net income per common stock share:

Basic	$0.53	$1.14	$0.99	$0.73
Diluted	$0.53	$1.09	$0.98	$0.71

Options and other equity awards to acquire approximately 1.2 million and 2.0 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three and six months ended June 30, 2009, respectively, as the inclusion of the options and other equity awards would be antidilutive.  Options and other equity awards to acquire approximately 0.7 million and 1.3 million shares of the Company’s common stock were not included in the calculation of diluted net income per common share for the three and six months ended June 30, 2008, respectively, as the inclusion of such shares would be antidilutive.  In addition, 6.0 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009 and June 30, 2008 as the inclusion of the warrants would be antidilutive.

3.  Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157).  The table below presents the Company’s financial assets measured at fair value as of June 30, 2009:

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$232,900	$232,900	$—	$—
Short-term investments	45,353	42,153	—	3,200
Long-term investments	29,832	—	—	29,832
Fuel derivative contracts*	7,445	—	7,445	—
Total assets measured at fair value	$315,530	$275,053	$7,445	$33,032

*In the table above, fuel derivative contracts do not reflect receivables from counterparties for transactions that settled as of June 30, 2009 of $1.2 million.  As of June 30, 2009, the fuel derivative contract assets and receivables of $8.7 million are reported in Prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents and Short-term investments.  The Company has classified its money market securities and U.S. government-sponsored enterprise notes (GSE) that are considered to be highly liquid and easily tradable as Level 1 within the fair value hierarchy. These securities are valued using inputs observable in active markets for identical securities. The Short-term investments classified as Level 3 relate to the portion of the Company’s investments in auction rate securities, which are due to be repaid within the next 12 months as a mandatory redemption.  See below for further discussion on the valuation of the auction rate securities.

Long-term investments.  At June 30, 2009, the Company held tax-exempt municipal auction rate securities at a par value of $35.5 million and a fair value of $33.0 million. The contractual maturities for the tax exempt bonds underlying these auction rate securities are approximately 20 years with an interest rate that resets every seven days and is currently equal to 1.75 times the seven-day London Interbank Bank Offered Rate (LIBOR) plus a spread based on the current credit rating of the bonds. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continue to fail through the end of the second quarter of 2009. While the Company continues to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not auctioning and, therefore, do not have a readily determinable market value.

The Company uses a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities which is included in Short and Long-term investments in the table above.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax-exempt bonds.  The discount rate assumption is based on the credit quality of similar investments and their related insurance enhancements.  Additionally, an illiquidity discount is added to the base discount rate to incorporate the illiquidity present in the market for these securities.

During the three months ended June 30, 2009, the Company recorded a $1.7 million correction related to the other-than-temporary impairment charge previously recognized on these investments as of December 31, 2008.  The Company believes that this correction was not significant to the current period or prior periods, and as a result, recorded the correction during the second quarter of 2009 when it was identified.

In July 2009, the Company received a sinking fund redemption payment of $3.2 million.  As a result of this transaction, the Company classified $3.2 million of the auction rate securities as Short-term investments as of June 30, 2009.  Aside from these transactions, the Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover.  As a result, the Company continues to classify the remaining investments as Long-term investments in the unaudited Consolidated Balance Sheet at June 30, 2009.

At June 30, 2009, the following assets were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157:

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2008	$27,673
Accretion of discount	1,065
Correction of other-than-temporary impairment	1,671
Realized and unrealized net gains:
Included in other comprehensive income	2,623
Balance as of June 30, 2009	$33,032
Less: Amounts classified as short-term investments	3,200
Long-term investments as of June 30, 2009	$29,832

In April 2009, the FASB issued FASB Staff Position (FSP) 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to make other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP modified the current indicator that  management must assert that it has both the intent and the ability to hold an impaired security for a sufficient time to allow for any anticipated recovery in fair value or an impaired security may be considered other than temporarily impaired.  The new guidance requires management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis.  Upon adoption of the FSP on April 1, 2009, the Company reassessed its position of its auction rate securities, and concluded that it was more likely than not that it would have to sell these securities before recovery.  As a result, the other-than-temporary impairment loss that was previously recorded was not reclassified to other comprehensive income.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

Effective January 1, 2009, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157.”  In accordance with this pronouncement, the Company’s nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements, became subject to the fair value guidance under SFAS No. 157.  The Company performs an annual assessment of impairment on its intangible assets, goodwill, spare parts and supplies and fixed assets, and is required to perform an additional assessment if impairment indicators are present.  At June 30, 2009, there were no impairment indicators for these assets that would have required an updated assessment of recorded values.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” to provide additional guidance for estimating fair value in accordance with SFAS No. 157.  The FSP sets forth factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity when compared with normal market activity.  If the reporting entity concludes that there has been a significant decrease in the volume and level of activity in relation to normal market activity, then transactions or quoted prices may not be determinative of fair value, thus prompting further analysis and adjustment to the transactions or quoted prices in estimating fair value.  There was no impact upon adoption of this FSP on April 1, 2009.

4.  Financial Instruments and Risk Management

On April 1, 2009, the Company adopted FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires additional disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Financial Instruments

All investments are classified as available-for-sale and stated at fair value.  Investments as of June 30, 2009 and December 31, 2008 recorded at fair value consisted of:

	June 30, 2009	December 31, 2008
	(in thousands)
Auction rate securities	$33,032	$27,673
U.S. government agency mortgages	42,153	1,068
Corporate and bank notes	—	1,008
	$75,185	$29,749

Investments at June 30, 2009, by contractual maturity included:

June 30, 2009
(in thousands)
Due in one year or less	$44,296
Due after one year through five years	7,891
Due after five years through ten years	9,625
Due after 10 years	13,373
$75,185

Gross unrealized gains on the auction rate securities were $2.6 million as of June 30, 2009.  The table below shows the fair value of the auction rate securities and the location of the unrealized gains as of June 30, 2009:

	As of June 30, 2009
	Par Value	Amortized Cost	Fair Value	Unrealized Gains Recorded in AOCI
Auction rate securities	$35,500	$30,409	$33,032	$2,623

Gross unrealized gains and losses for all other available-for-sale investments were not material.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $221.9 million and $212.2 million at June 30, 2009 and December 31, 2008, respectively, was approximately $199.7 million and $216.0 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161) effective January 1, 2009.  SFAS No. 161 requires an entity to provide greater transparency about how and why an entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of such entity under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil).  During the three months ended June 30, 2009, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense.  As of June 30, 2009, the Company had outstanding fuel derivative contracts covering 36 million gallons of jet fuel that will be settled over the next 11 months.  These derivative instruments were not designated as hedges under SFAS No. 133.  As a result, any changes in fair value of these derivative instruments are adjusted through Nonoperating (income) expense in the period of change.

During the six months ended June 30, 2008, the Company hedged a portion of its aircraft fuel expense utilizing jet fuel forward contracts which were designated as cash flow hedges under SFAS No. 133.  All of the Company’s fuel derivative contracts that were designated as cash flow hedges under SFAS No. 133 were settled during the six months ended June 30, 2008.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three and six months ended June 30, 2009 and 2008, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations for hedges accounted for under SFAS No. 133 and other hedges not designated as cash flow hedges under SFAS No. 133.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Cash Flow Hedge Derivatives Under SFAS No. 133
Effective portion of fuel hedge gains recognized in Aircraft fuel expense	$—	$—	$—	$384

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Gains (losses) on fuel derivatives recorded in Nonoperating income (expense):
Mark-to-market gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(213)	$8,336	(11,177)	12,865
Reversal of prior period unrealized amounts	3,192	(2,914)	11,293	(3,289)
Unrealized gains on contracts that will settle in future periods	3,531	3,455	5,007	4,875
Gains on fuel derivatives recorded as Nonoperating income	$6,510	$8,877	$5,123	$14,451

FSP FASB Interpretation Number (FIN) 39-1, “Amendment of FASB Interpretation No. 39” (FSP FIN 39-1), requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under SFAS No. 133 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
Derivatives not designated as hedging	Balance Sheet	Assets as of		Liabilities as of
instruments under SFAS No. 133	Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$7,544	$1,536	$99	$11,512

As of June 30, 2009 and December 31, 2008, there were no fuel derivative contracts designated as cash flow hedges.

5. Debt and Common Stock Warrant

On March 31, 2009, the Company reached an agreement with its co-branded credit card partner (“Partner”) to extend its co-branded credit card agreement (“Amendment”).  Under the Amendment, the Partner purchases frequent flyer miles from the Company for mileage credits earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner.  The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009 as well as an advance payment of $24.1 million to the Company for the forward sale of miles, which was received during the three months ended June 30, 2009.  Per the Amendment, $20 million of the forward sale of miles cannot be applied to any miles sold prior to January 2010.  Should the Amendment be terminated early, any amounts unencumbered as of the date of termination would be required to be repaid by the Company.

The Company recorded $22.9 million of the advance purchase of mileage credits as a loan with an implicit interest rate of 6.75% in accordance with the provisions of EITF 88-18, “Sales of Future Revenue”.  During the quarter ended June 30, 2009, the debt balance was reduced by $4.1 million upon the sale of miles to the Partner.  The remaining liability is reported as Current portion of long-term debt in the unaudited Consolidated balance sheet as of June 30, 2009 and will be reduced ratably in 2010 as the mileage credits are issued to the Partner.  Additionally, approximately $1.2 million of the advance received from the Partner is treated as consideration for certain other commitments with respect to the co-branding relationship, including extension of the terms of the Amendment until December 2013.  This amount is reported in Air traffic liability in our unaudited Consolidated balance sheet and will be recognized as Other revenue on a straight-line basis over the term of the agreement.

6. Employee Benefit Plans

Net periodic defined pension and other postemployment and postretirement benefit expense included the following components:

Components of Net Periodic	Three months ended June 30,		Six months ended June 30,
Benefit Cost	2009	2008	2009	2008
	(in thousands)

Service cost	$1,827	$1,179	$3,654	$3,312
Interest cost	5,966	5,989	11,932	11,588
Expected return on plan assets	(3,129)	(5,199)	(6,258)	(10,404)
Recognized net actuarial (gain) loss	93	(457)	186	(1,618)
Net periodic benefit cost	$4,757	$1,512	$9,514	$2,878

The Company made contributions of $0.1 million and $2.6 million during the three and six months ended June 30, 2009 to its defined benefit pension and disability plans.  The Company has made its required contributions for 2009 and no other contributions are anticipated for the remainder of 2009.

7. Income Taxes

The Company recorded income tax expense of $9.8 million and $15.9 million for the three and six months ended June 30, 2009, respectively.  The income tax expense differed from the statutory rate due to the impact of positive originating temporary differences, primarily accelerated depreciation on aircraft, that will result in the realization of deferred tax assets that were previously subject to a full valuation allowance.  Utilization of deferred tax assets is generally based on the Company’s ability to generate taxable income in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized.  As of June 30, 2009 and December 31, 2008, the Company recognized a full valuation allowance on its deferred tax assets not expected to be utilized during 2009.  The Company reviews its tax valuation allowances on an annual basis or as events occur that may impact its position.  The Company did not record an income tax provision during the three and six months ended June 30, 2008.

SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R) amends SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109), to require the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  (Such changes arise through changes in the balance of the acquirer’s valuation allowance on its previously existing deferred tax assets because of the business combination.)  Previously, SFAS No. 109 required a reduction of the acquirer’s valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill.  The Company adopted the requirements of SFAS No. 141R effective January 1, 2009.  The impact of adopting SFAS No. 141R was an increase in the income tax provision and a corresponding decrease in net income of $2.1 million (or $0.04 per share) during the three months ended June 30, 2009 and a reduction in the income tax provision and a corresponding increase in net income of $0.3 million (or $0.01 per share) during the and six months ended June 30, 2009.

Cash payments for federal and state income taxes were $8.4 million and $23.0 million during the three and six months ended June 30, 2009.  No payments were made during the comparable period in 2008.

8. Comprehensive Income

The components of comprehensive income included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$27,493	$54,345	$51,027	$34,430
Other comprehensive income (loss):
Change in unrealized net gains (losses) on hedge instruments and short and long-term investments	50	173	2,621	(1,619)
Amortization of net actuarial (gains) losses on employee benefit plans	174	(457)	348	(1,617)
Total comprehensive income	$27,717	$54,061	$53,996	$31,194

9. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Credit Card Holdback

Under Hawaiian’s credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $31.9 million at June 30, 2009.  The funds are interest-bearing and are subsequently made available to the Company when air travel is provided.  The agreement with Hawaiian’s largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income.  Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of June 30, 2009, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

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

•      the price and availability of aviation fuel;

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

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes) and between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes).  Hawaiian is the largest airline headquartered in Hawaii and the twelfth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of March 2009.  At June 30, 2009, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes and 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.  Based in Honolulu, Hawaiian had approximately 3,750 active employees as of June 30, 2009.

General information about us is available at http://www.hawaiianair.com/about.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Second Quarter Highlights

•                  $27.5 million in net income or $0.53 net income per diluted share for the quarter.

•                  Operating income of $31.7 million, compared to $48.5 million in the second quarter of 2008 (which included the benefit of a $52.5 million litigation settlement)

•                  Operating cost per available seat mile (“ASM”) decreased by 5.6% to 10.69 cents.

•                  Ranked as the #1 carrier for on-time performance as reported by the U.S. Department of Transportation Air Travel Consumer Report for the months of April and May 2009.

Results of Operations

Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2009		2008		2009		2008
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,079		2,154		4,074		3,884
Revenue passenger miles (RPM)	2,051,342		2,034,395		4,010,893		3,964,473
Available seat miles (ASM)	2,434,877		2,391,463		4,826,750		4,662,346
Passenger revenue per ASM (PRASM)	10.54	¢	12.35	¢	10.58	¢	11.27	¢
Passenger load factor (RPM/ASM)	84.2%		85.1%		83.1%		85.0%
Passenger revenue per RPM (Yield)	12.51	¢	14.51	¢	12.73	¢	13.26	¢

Total Operations:
Operating revenue per ASM	11.99	¢	13.35	¢	12.03	¢	12.21	¢
Operating cost per ASM (CASM)	10.69	¢	11.32	¢	10.63	¢	11.64	¢
Aircraft fuel expense per ASM	2.24	¢	5.16	¢	2.17	¢	4.59	¢
Litigation settlement per ASM	—	¢	(2.20	)¢	—	¢	(1.12	)¢
Revenue passengers flown	2,081		2,154		4,076		3,887
Revenue block hours operated (actual)	28,057		26,352		55,694		50,453
RPM	2,051,648		2,034,395		4,011,733		3,973,307
ASM	2,435,191		2,391,463		4,827,744		4,672,847
Gallons of jet fuel consumed	34,307		34,030		68,125		65,941
Average cost per gallon of jet fuel (actual) (a)	$1.59		$3.63		$1.54		$3.25

(a)           Includes applicable taxes and fees and realized gains from settled SFAS No. 133 hedges.

Three Months ended June 30, 2009 Compared to Three Months ended June 30, 2008

During the three months ended June 30, 2009, we recognized net income of $27.5 million on operating income of $31.7 million, compared to net income of $54.3 million and operating income of $48.5 million for the same three-month period in 2008, which prior year period included a $52.5 million litigation settlement with Mesa Air Group, Inc. (Mesa).  The significant differences between income and expense items for the three months ended June 30, 2009 and 2008 are discussed below.

Operating Revenue.  Operating revenue was $292.0 million for the three months ended June 30, 2009, a 8.5% decrease over operating revenue of $319.2 million for the same three-month period in 2008 due to a decrease in passenger revenue, primarily resulting from decreased yields (Revenue per Revenue Passenger Mile).  The decrease in our passenger revenue was partially offset by increases in our cargo and other revenue.  The detail of the change in passenger revenue is described in the table below.

Three Months ended June 30, 2009 Compared to Three Months ended June 30, 2008

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$(19.6)	(9.9)%	(0.9)%	(0.0)%
Interisland	(19.5)	(18.1)	(3.3)	7.9
South Pacific/Australia/Asia	0.5	(3.0)	24.3	8.9
Total scheduled	$(38.6)	(13.8)%	0.8%	1.8%

Cargo revenue increased by $6.1 million or 68.0% for the three months ended June 30, 2009 primarily due to an increase in baggage fees related to the implementation of incremental fees for passenger bags during 2008.

Other operating revenue increased by $5.2 million or 35.0% for the three months ended June 30, 2009 compared to the comparable three-month period in 2008, primarily due to additional marketing revenue resulting from increased rates on the sale of frequent flyer miles to program partners.

Operating Expenses.  Operating expenses were $260.3 million for the three months ended June 30, 2009, a $10.4 million decrease from operating expenses of $270.7 million for the comparable three-month period in 2008.  The decrease in our operating expenses was due to a 56% decrease in the cost of aircraft fuel which was offset by the litigation settlement of $52.5 million recognized in the prior year period.

	Three months ended	Change from Three Months ended June 30, 2008
	June 30, 2009	Amount	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$54,661	$(68,716)	(55.7)%
Wages and benefits	66,772	1,814	2.8
Aircraft rent	28,083	4,761	20.4
Maintenance materials and repairs	28,201	(1,759)	(5.9)
Aircraft and passenger servicing	14,610	296	2.1
Commissions and other selling	16,266	(3,882)	(19.3)
Depreciation and amortization	13,054	1,299	11.1
Other rentals and landing fees	13,759	4,815	53.8
Litigation settlement	—	52,500	(100.0)
Other	24,895	(1,548)	(5.9)
Total	$260,301	$(10,420)	(3.8)%

Aircraft Fuel

The decrease in aircraft fuel expense of 55.7% was substantially due to a 56.1% decrease in the cost of jet fuel.  The elements of the change are illustrated in the following table:

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except per-gallon amounts)
Gallons of jet fuel consumed	34,307	34,030	0.8%
Raw price per gallon, including taxes and fees	$1.59	$3.63	(56.1)%
Aircraft fuel expense	$54,661	$123,377	(55.7)%

During the three months ended June 30, 2009, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 and were marked to fair value.  As such, $6.5 million of net gains from our fuel hedging activities were not recorded as part of Aircraft fuel expense in operating activities, but rather as nonoperating income/expense.  Included in this amount are losses realized during the period of $0.2 million, a reversal of $3.2 million of unrealized losses recognized in prior periods for contracts which settled in the current period and $3.5 million of unrealized gains recognized in the current period for derivative contracts settling in future periods.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains) losses realized through actual cash receipts/payments received from or paid to hedge counterparties for fuel hedge derivatives settled in the period.  Economic fuel expense for the three months ended June 30, 2009 and 2008 is calculated as follows:

	Three Months Ended June 30,
	2009	2008	Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense	$54,661	$123,377	(55.7)%
Less realized (gains) losses on settlement of fuel derivative contracts	213	(8,336)	(102.6)%
Economic fuel expense	$54,874	$115,041	(52.3)%
Gallons of jet fuel consumed	34,307	34,030	0.8%
Economic fuel costs per gallon	$1.60	$3.38	(52.7)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Other operating expense

Aircraft rent expense increased primarily a result of a charge resulting from a change in the amount we estimated to be recoverable with respect to certain deposits covering engine parts.  The increase in Commissions and other selling expense was primarily a result of lower credit card fees related to lower sales activity and changes in the value of our frequent flyer liability.  The increase in Depreciation and amortization expense is attributable to the amortization of four Boeing 717 capital leases which we began leasing in the second half of 2008.  Other rentals and landing fees increased primarily due to increased rates for landing fees and space rent at airports in Hawaii.  During the three months ended June 30, 2008, we received $52.5 million of cash settlement related to our litigation with Mesa.

Nonoperating Income and Expense.  Nonoperating income, net, was $5.6 million for the three months ended June 30, 2009, as compared to nonoperating income, net, of $5.9 million for the three months ended June 30, 2008.  The decrease of $0.3 million was due to lower net gains on our fuel derivative instruments recognized during the three months ended June 30, 2009 compared to the comparable period in 2008.  We realized losses of $0.2 million on contracts that settled during the period, reversed $3.2 million of unrealized losses recognized in prior periods for contracts which settled in the current period, and recognized $3.5 million in unrealized gains on contracts settling in future periods.  This was slightly offset by a $1.7 million adjustment to unrealized loss on securities for the correction of our other-than-temporary impairment on our auction rate securities.

Income Taxes.  The Company recorded a provision for income taxes for the three months ended June 30, 2009 of $9.8 million.  No provision or benefit was recognized for the same period in 2008.  See Note 7 to the consolidated financial statements.

Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008

During the six months ended June 30, 2009, we recognized net income of $51.0 million on operating income of $67.6 million, compared to net income of $34.4 million and operating income of $26.5 million for the same six-month period in 2008.  The significant differences between income and expense items for the six months ended June 30, 2009 and 2008 are discussed below.

Operating Revenue.  Operating revenue was $580.6 million for the six months ended June 30, 2009, a 1.8% increase over operating revenue of $570.5 million for the same six-month period in 2008, driven mainly by increases in cargo and other revenue, which was partially offset by a decrease in passenger revenue.

Passenger revenue decreased by $14.8 million primarily to decreased yields (Revenue per Passenger Mile).    The detail of changes in revenue is described in the table below.

Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$(19.7)	(2.8)%	(3.1)%	(2.3)%
Interisland	(0.7)	(9.3)	9.7	21.3
South Pacific/Australia/Asia	5.6	(1.5)	42.5	37.8
Total scheduled	$(14.8)	(3.9)%	1.2%	3.5%

Cargo revenue increased by $13.3 million or 79.1% for the six months ended June 30, 2009 primarily due to an increase in baggage fees related to the implementation of incremental fees for passenger bags during 2008.

Other operating revenue increased by $11.7 million or 41.5% for the six months ended June 30, 2009 compared to the comparable six-month period in 2008, primarily due to additional marketing revenue resulting from increased rates on the sale of frequent flyer miles to program partners and an increase in ancillary and ground handling revenue.

Operating Expenses.  Operating expenses were $513.0 million for the six months ended June 30, 2009, a $31.0 million decrease from operating expenses of $544.0 million for the comparable six-month period in 2008.  The decrease in our operating expenses is detailed below.

	Six months ended	Change from Six Months ended June 30, 2008
	June 30, 2009	Amount	Change
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$104,860	$(109,553)	(51.1)%
Wages and benefits	134,237	11,978	9.8
Aircraft rent	52,234	5,099	10.8
Maintenance materials and repairs	56,980	(2,355)	(4.0)
Aircraft and passenger servicing	29,230	1,244	4.4
Commissions and other selling	33,715	(2,604)	(7.2)
Depreciation and amortization	25,777	2,003	8.4
Other rentals and landing fees	26,253	9,140	53.4
Litigation settlement	—	52,500	(100.0)
Other	49,693	1,537	3.2
Total	$512,979	$(31,011)	(5.7)%

Aircraft Fuel

The decrease in aircraft fuel expense of 51.1% was due to a 52.7% decrease in the cost of jet fuel.  The elements of the change are illustrated in the following table:

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except per-gallon amounts)
Gallons of jet fuel consumed	68,125	65,941	3.3%
Raw price per gallon, inlcuding taxes and fees	$1.54	$3.26	(52.7)%
Total raw fuel expense	$104,860	$214,797	(51.2)%
Realized gains from settled SFAS No. 133 hedges	—	(384)	(100.0)%
Aircraft fuel expense	$104,860	$214,413	(51.1)%

During the six months ended June 30, 2009, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 and were marked to fair value.  As such, $5.1 million of gains from our fuel hedging activities were not recorded as part of Aircraft fuel expense in operating activities, but rather as nonoperating income/expense.  Included in this amount are losses realized during the period of $11.2 million, a reversal of 11.3 million of unrealized losses recognized in prior periods for contracts which settled during the current period and $5.0 million of unrealized gains recognized in the current period for derivative contracts settling in future periods.

Economic fuel expense for the six months ended June 30, 2009 and 2008 is calculated as follows:

	Six Months Ended June 30,
	2009	2008	Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$104,860	$214,797	(51.2)%
Less realized (gains) losses on settlement of fuel derivative contracts	11,177	(13,249)	(184.4)%
Economic fuel expense	$116,037	$201,548	(42.4)%
Gallons of jet fuel consumed	68,125	65,941	3.3%
Economic fuel costs per gallon	$1.70	$3.06	(44.3)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Other operating expenses

Wages and benefits expense increased as a result of higher pension costs primarily due to a lower estimated expected return on plan assets resulting from a lower market value of our plan assets as of December 31, 2008 compared to December 31, 2007.  The increase in aircraft rent expense was primarily the result of a charge resulting from a change in the amount we estimated to be recoverable with respect to certain deposits covering engine parts.  Other rentals and landing fees increased due to increased rates for landing fees and space rent at airports in Hawaii.  During the six months ended June 30, 2008, we received $52.5 million of cash settlement related to our litigation with Mesa.

Nonoperating Income and Expense.  Nonoperating expense, net, was $0.7 million for the six months ended June 30, 2009, as compared to nonoperating income, net, of $8.0 million for the six months ended June 30, 2008.  The decrease of $8.7 million was primarily due to lower net gains recognized on our fuel derivative instruments during the six months ended June 30, 2009 compared to the comparable period in 2008.  We realized losses of $11.2 million on contracts that settled during the period, reversed $11.3 million of unrealized losses recognized in prior periods for contracts which settled during the current period, and recognized $5.0 million in unrealized gains on contracts settling in future periods.

Income Taxes.  The Company recorded a provision for income taxes for the six months ended June 30, 2009 of $15.9 million.  No such provision was recognized for the same period in 2008.  See Note 7 to the consolidated financial statements.

Liquidity and Capital Resources

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings.  Cash, cash equivalents, and short-term investments were $282.6 million as of June 30, 2009, an increase of $76.6 million from December 31, 2008.  We also had restricted cash on those dates of $31.9 million and $28.0 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us when the related travel is provided to our passengers.  Hawaiian’s cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $74.2 million for the six months ended June 30, 2009, a decrease of $40.2 million compared to the same period in 2008.  The decrease was primarily due to a decrease in ticket sales during the six months ended June 30, 2009 compared to the same period in 2008 as well as the $52.5 million of cash received in May 2008 for the litigation settlement with Mesa Air Group, Inc.  These decreases were offset by aircraft fuel expense which was approximately 51.1% less during the six months ended June 30, 2009 compared to the same period in 2008.

Net cash used in investing activities was $51.0 million for the six months ended June 30, 2009 compared to $14.7 million for the same period in 2008.  During the six months ended June 30, 2009, we purchased $41.1 million of short-term investments.  In addition, we used $9.5 million of cash for purchases of property and equipment, including the purchase of an engine that we previously leased.  During the six months ended June 30, 2008, Hawaiian made $13.8 million of progress payments related to the purchase of aircraft, as well as progress payments on four spare engines.

Financing activities provided net cash of $10.2 million for the six months ended June 30, 2009.  We received a $24.1 million advance payment from our co-branded credit card partner for the forward sale of miles.  This was offset by $13.2 million of repayments on our long-term debt and capital lease obligations.  During the six months ended June 30, 2008, financing activities used $11.0 million of cash primarily for repayments of long-term debt and capital lease obligations.

Forward Sale of Miles

On March 31, 2009, we entered into an agreement with our co-branded credit card partner (“Partner”) to amend our co-branded credit card agreement (“Amendment”).  Under the Amendment, the Partner purchases frequent flyer mileage credits to be earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner.  The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009, as well as an advance payment to us of $24.1 million received in May 2009 for the forward sale of miles.  See further discussion in Note 5 to the Consolidated financial statements.

Stock Repurchase Program

In March 2009, the Executive Committee of our Board of Directors approved a stock repurchase program under which we may purchase up to $7 million of our outstanding common stock.  On July 27, 2009, we announced that the Board of Directors determined to terminate our previously announced stock purchase program.  The total shares purchased under the program were 201,651.

Covenants under our Financing Arrangements

The terms of our Term A and Term B credit facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of June 30, 2009, we were in compliance with these covenants.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $31.9 million at June 30, 2009.  The funds are interest-bearing and are subsequently made available to us as air travel is provided.  The agreement with our largest credit card processor (“Credit Card Agreement”) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (“Unrestricted Cash Trigger”), and maintain certain levels of debt service coverage and operating income.  Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of June 30, 2009, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

At December 31, 2008, we had investments in tax-exempt municipal auction rate securities, which were included in long-term investments in the Consolidated Balance Sheets.  While we continue to earn interest on our auction rate security investments at the contractual rate, these investments are not currently auctioning on a regular basis and, therefore, do not currently have a readily available market or valuation.  Based on an assessment of fair value, and because we may not have the intent or ability to hold these investments until their eventual recovery or maturity, $7.8 million was recognized in nonoperating expenses as an other-than-temporary impairment as of December 31, 2008.  As of June 30, 2009, we updated the discounted cash flow model used to determine the estimated fair value of our investment in auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax exempt bonds.  The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements and a factor to further discount the investments for the illiquidity present in the market for these securities.  As of June 30, 2009, we recorded a $1.7 million correction in nonoperating income related to a previously recognized other-than-temporary impairment charge as well as a $2.6 million increase in fair value in accumulated other comprehensive income.  In July 2009, we received a mandatory redemption payment of $3.2 million.  Therefore, we reclassified $3.2 million of the auction rate securities from Long-term investments to Short-term investments as of June 30, 2009.  We continue to believe that the market for these instruments may take in excess of twelve months to fully recover and as such, continue to classify the remaining investments as long-term investments in the unaudited Consolidated Balance Sheets at June 30, 2009.

Pension and Postemployment Benefit Plan Funding

Hawaiian made contributions of $0.1 million and $2.6 million during the three and six months ended June 30, 2009 to its defined benefit pension and disability plans.  Hawaiian has made its required contributions for 2009 and no other contributions are anticipated for the remainder of 2009.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Engine Purchases

During the three months ended June 30, 2009, we purchased one Pratt and Whitney 4060-3 engine that was previously on lease to us.  As of March 31, 2009, we placed a deposit on the engine which was applied to the purchase price.  In addition, we signed a letter of intent and placed a deposit on the purchase of a second Pratt and Whitney 4060-3 engine that is currently leased by us.  We expect the purchase agreement for the second engine to be executed during the third quarter of 2009.

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

In its June 12, 2008 meeting, the Financial Accounting Standards Board (FASB)’s Emerging Issues Task Force (EITF) issued EITF 08-03, “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (EITF 08-03) to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009.  Upon adoption of EITF 08-03, we completed a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compared these estimates to our forecasted nonrefundable deposits, to identify costs not expected to be recoverable.  Any costs not expected to be recoverable are considered to be not “substantially and contractually related to maintenance of the leased asset” and we will bifurcate deposit payments and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.  Prior to the adoption of the additional guidance in EITF 08-03, we were capitalizing our nonrefundable maintenance deposits up to the point where the asset that we recorded represented the estimated recoverable cost of the upcoming maintenance events, after which we would then expense all future maintenance deposits paid to the lessor.  In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

•      We evaluate the aircraft’s condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

•      We then project future usage of the aircraft during the term of the lease based on our business and fleet plan.

•      We also estimate the cost and timing of performing all required maintenance during the lease term. These estimates are based on the experience of our maintenance personnel and industry available data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers.

Upon completion of our analysis during the second quarter, we adopted EITF 08-03 as of January 1, 2009 and recorded a cumulative effect adjustment to reduce recorded maintenance deposits and increase accumulated deficit, by $0.9 million.  The impact of adopting this EITF on future periods is not expected to be significant.

In connection with our review of nonrefundable maintenance deposits to apply EITF 08-03, we also changed the estimate of recoverability on certain deposits covering engine life limited parts, and recorded an additional charge to Aircraft rent expense of $3.8 million to adjust the balance of such deposits to reflect uncertainty on whether life limited parts replacements will occur prior to lease termination.  The impact of recording the change in estimate for the three months ended June 30, 2009 was a decrease of $3.8 million to net income or $0.07 per share.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk.  We have market-sensitive instruments in the form of variable rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constituted 20.4% and 39.4% of our operating expense for the six months ended June 30, 2009 and 2008, respectively.  Based on gallons expected to be consumed in 2009, we estimate that for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.4 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2009, our fuel hedge program primarily consists of crude oil caps (or call options) and collars (a combination of call options and put options of crude oil).  Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar.”

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned fuel derivative agreements were not designated as hedges under SFAS No. 133.  As of June 30, 2009, the fair value of these fuel derivative agreements reflected a net asset of $7.4 million and is combined with its related receivables from counterparties for settled contracts of $1.3 million in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Our fuel derivative agreements as of July 24, 2009 are outlined in the table below:

Fuel Derivative Contract Summary

				Percentage of				Percentage of
	Weighted Average	Ceiling Price		Quarter’s	Weighted Average	Floor Price		Quarter’s
	Ceiling Price	Range	Gallons	Consumption	Floor Price	Range	Gallons	Consumption
	(Per Gallon)	(Per Gallon)	Hedged*	Hedged	(Per Gallon)	(Per Gallon)	Hedged*	Hedged

Third Quarter 2009:
Crude Oil	$1.58	$2.39 - $1.10	17,178	54%	$1.15	$1.89 - $0.88	8,820	28%
Fourth Quarter 2009:
Crude Oil	$1.67	$1.97 -$1.20	12,516	38%	$1.06	$1.41 - $0.92	7,686	24%
First Quarter 2010:
Crude Oil	$1.80	$2.02 - $1.60	7,560	24%	$1.19	$1.42 - $0.96	3,906	12%
Second Quarter 2010:
Crude Oil	$1.89	$2.04 -$1.73	2,646	8%	$1.43	$1.43 - $1.42	630	2%

*      in thousands

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and synthetic collars.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  Our debt agreements include the Term A credit facility, Term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In addition, during the second quarter of 2009, we received an advance payment of $24.1 million through the execution of an amendment of our agreement with our co-branded credit card partner which we recognized as debt in accordance with EITF 88-18 “Sales of Future Revenue” for the forward sale of miles.  See Note 5 of the unaudited consolidated financial statements for the quarter ended June 30, 2009.

At June 30, 2009, we had $133.8 million of fixed rate debt including aircraft capital lease obligations of $45.6 million and non-aircraft capital lease obligations of $0.6 million.  At June 30, 2009, we had $134.3 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.31%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable rate debt as of June 30, 2009, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.5 million as of June 30, 2009.

ITEM 4.                  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

We are not a party to any litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.                                            RISK FACTORS.

There have been no other material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 27, 2009, the Company announced that the Board of Directors determined to terminate the Company’s previously announced stock purchase program.  The total shares purchased under the program were 201,651.  The Company’s repurchases of equity securities for the second quarter of 2009 were as follows:

Issuer Purchases of Equity Securities (unaudited)

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the Program
Period	Shares Purchased	Per Share	Programs	(a)
April 1-30, 2009	—	$—	—	$6,361,999
May 1-31, 2009	—	—	—	6,361,999
June 1-30, 2009	26,775	4.49	26,775	6,241,661
Total	26,775	$4.49	26,775

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

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 27, 2009, we held our annual meeting of stockholders.  At the meeting, our stockholders voted for eight directors, electing Gregory S. Anderson, L. Todd Budge, Donald J. Carty, Mark B. Dunkerley, Lawrence S. Hershfield, Randall L. Jenson, Bert T. Kobayashi, Jr., and Crystal K. Rose as members of our Board of Directors.  The results of the voting were as follows:

Proposal	Votes For	Votes Withheld

Election of Gregory S. Anderson	43,898,107	3,219,064

Election of L. Todd Budge	46,199,785	917,386

Election of Donald J. Carty	46,035,539	1,081,632

Election of Mark B. Dunkerley	46,381,510	735,661

Election of Lawrence S. Hershfield	42,897,778	4,219,393

Election of Randall L. Jenson	42,959,813	4,157,358

Election of Bert T. Kobayashi, Jr.	44,181,326	2,935,845

Election of Crystal K. Rose	46,367,934	749,237

A proposal to approve the Second Amendment to the Company’s 2005 Stock Incentive Plan was approved by the stockholders as follows:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes

35,830,192	3,793,611	336,255	7,153,113

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description

10.1

Second Amendment to Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (filed as Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 17, 2009 and incorporated herein by reference)

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

HAWAIIAN HOLDINGS, INC.

July 29, 2009	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer