Form 10-Q
period 2009-09-30
HAWAIIAN HOLDINGS  INC
filed 2009-10-22
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 14, 2009, 51,467,919 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(unaudited)
Operating Revenue:
Passenger	$269,199	$312,028	$779,983	$837,554
Cargo	16,346	10,775	46,403	27,553
Other	20,082	17,115	59,868	45,222
Total	305,627	339,918	886,254	910,329

Operating Expenses:
Aircraft fuel, including taxes and oil	68,427	131,233	173,287	345,646
Wages and benefits	68,399	61,646	202,636	183,905
Aircraft rent	25,603	24,041	77,837	71,176
Maintenance materials and repairs	37,111	23,950	94,091	83,285
Aircraft and passenger servicing	15,340	13,859	44,570	41,845
Commissions and other selling	15,112	10,394	48,827	46,710
Depreciation and amortization	13,408	11,922	39,185	35,696
Other rentals and landing fees	12,074	10,470	38,327	27,583
Litigation settlement	—	—	—	(52,500)
Other	26,427	25,094	76,119	73,211
Total	281,901	312,609	794,879	856,557

Operating Income	23,726	27,309	91,375	53,772

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(5,140)	(4,777)	(15,160)	(15,257)
Interest income	1,203	1,913	3,666	5,773
Gains (losses) on investments	555	—	2,226	—
Gains (losses) on fuel derivatives	(3,310)	(9,182)	1,813	5,269
Other, net	(64)	(668)	(14)	(532)
Total	(6,756)	(12,714)	(7,469)	(4,747)

Income Before Income Taxes	16,970	14,595	83,906	49,025

Income tax expense (benefit)	(13,700)	8,558	2,209	8,558

Net Income	$30,670	$6,037	$81,697	$40,467

Net Income Per Common Stock Share:
Basic	$0.60	$0.13	$1.58	$0.85
Diluted	$0.58	$0.12	$1.57	$0.81

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$288,160	$203,872
Restricted cash	29,843	28,043
Short-term investments	14,752	2,076
Total cash, restricted cash and short-term investments	332,755	233,991
Accounts receivable, net of allowance for doubtful accounts of $1,327 and $983 as of September 30, 2009 and December 31, 2008	53,025	32,816
Spare parts and supplies, net	16,265	16,002
Prepaid expenses and other	24,509	28,226
Total	426,554	311,035

Property and equipment, less accumulated depreciation and amortization of $99,991 and $73,908 as of September 30, 2009 and December 31, 2008	310,644	315,469

Other Assets:
Long-term prepayments and other	32,927	52,637
Long-term investments	29,555	27,673
Intangible assets, net of accumulated amortization of $101,602 and $84,013 as of September 30, 2009 and December 31, 2008	98,069	115,657
Goodwill	106,663	106,663
Total Assets	$1,004,412	$929,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,750	$46,065
Air traffic liability	224,339	218,688
Other accrued liabilities	55,418	56,039
Current maturities of long-term debt and capital lease obligations	47,401	27,058
Total	372,908	347,850

Long-Term Debt and Capital Lease Obligations	212,247	232,218

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	229,169	227,117
Other liabilities and deferred credits	52,121	68,636
Total	281,290	295,753

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value per share, 51,669,570 shares issued and 51,467,919 shares outstanding as of September 30, 2009; 51,516,827 shares issued and outstanding as of December 31, 2008	516	515
Capital in excess of par value	239,374	236,606
Treasury stock, 201,651 and no shares, at cost, at September 30, 2009 and December 31, 2008	(754)	—
Accumulated deficit	(67,847)	(148,631)
Accumulated other comprehensive loss	(33,322)	(35,177)
Total	137,967	53,313
Total Liabilities and Shareholders’ Equity	$1,004,412	$929,134

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(unaudited)
Net cash provided by Operating Activities	$111,651	$141,445

Cash flows from Investing Activities:
Additions to property and equipment	(20,055)	(10,137)
Progress payments on flight equipment	(1,435)	(13,814)
Purchases of short-term investments	(41,056)	(15,784)
Sales of short-term investments	31,578	17,180
Net cash used in investing activities	(30,968)	(22,555)

Cash flows from Financing Activities:
Proceeds from short-term borrowings	—	8,000
Forward sale of miles	24,086	—
Proceeds from exercise of stock options	251	2,306
Proceeds from warrant conversions	—	12,955
Treasury stock repurchase	(754)	—
Tax benefit from exercise of stock options	—	946
Repayments of long and short-term debt and capital lease obligations	(19,978)	(25,822)
Net cash provided by (used in) financing activities	3,605	(1,615)

Net increase in cash and cash equivalents	84,288	117,275

Cash and cash equivalents - Beginning of Period	203,872	94,096

Cash and cash equivalents - End of Period	$288,160	$211,371

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

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168) [ASC 105-10].  SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification has become the exclusive authoritative reference effective September 30, 2009.  This Form 10-Q includes a dual presentation of the Codification and the former reference.

In preparing the accompanying unaudited financial statements, and in accordance with the recently issued SFAS No. 165 “Subsequent Events” [ASC 855-10], the Company’s management has evaluated subsequent events through October 22, 2009, which is the date that the financial statements were filed.

Frequent flyer program

During the third quarter of 2009, the Company changed the terms of its HawaiianMiles frequent flyer program with respect to the expiration of frequent flyer miles.  Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire.  Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity in the HawaiianMiles member’s account.  As a result of this change, the Company recorded a reduction in its frequent flyer incremental cost liability and a one-time benefit of $1.3 million as a component of commissions and other selling expense.

The impact of this change on estimates of the program’s breakage used in estimating the incremental cost liability and certain deferred revenue estimates will be updated when sufficient history is available.

Aircraft maintenance and repair costs

In its June 12, 2008 meeting, the Financial Accounting Standards Board (FASB)’s Emerging Issues Task Force (EITF) issued EITF 08-03, “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (EITF 08-03) [ASC 840-10] to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009.  Under EITF 08-03, lessees should account for nonrefundable maintenance deposits as an asset until it is determined that any portion of the estimated total amount of the deposit at the next maintenance event is less than probable of being returned.  In addition, payments of maintenance deposits that are not “substantially and contractually related to maintenance of the leased assets” should be expensed as incurred.  Upon adoption of EITF 08-03, the Company completed a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compared these estimates to its forecasted nonrefundable deposits, to identify costs not expected to be recoverable.  Any costs not expected to be recoverable are considered to be not “substantially and contractually related to maintenance of the leased asset” and the Company will bifurcate deposit payments and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.

Upon completion of its analysis during the second quarter, the Company adopted EITF 08-03 as of January 1, 2009 and recorded a cumulative effect adjustment to reduce recorded maintenance deposits, and increase accumulated deficit, by $0.9 million.  The impact of adopting EITF 08-03 on future periods is not expected to be significant.

In connection with its review of nonrefundable maintenance deposits to apply EITF 08-03, the Company also changed the estimate of recoverability on certain deposits covering engine life limited parts, and recorded an additional charge to Aircraft rent expense of $3.8 million to adjust the balance of such deposits to reflect uncertainty on whether life limited parts replacements will occur prior to lease termination.  The impact of recording the change in estimate for the nine months ended September 30, 2009 was a decrease of $3.8 million to net income or $0.07 per share.

2. Earnings Per Share

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock.

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	51,437	47,828	51,595	47,571
Assumed exercise of equity awards and warrants	1,327	4,250	600	2,312
Weighted average common stock shares outstanding - Diluted	52,764	52,078	52,195	49,883

Net income per common stock share:

Basic	$0.60	$0.13	$1.58	$0.85

Diluted	$0.58	$0.12	$1.57	$0.81

Options and other equity awards to acquire approximately 0.2 million and 1.4 million shares of the Company’s common stock were not included in the calculation of diluted net income per share of common stock for the three and nine months ended September 30, 2009, respectively, as the inclusion of the options and other equity awards would be antidilutive.  Options and other equity awards to acquire approximately 0.2 million and 1.2 million shares of the Company’s common stock were not included in the calculation of diluted net income per share of common stock for the three and nine months ended September 30, 2008, respectively, as the inclusion of such shares would be antidilutive.  In addition, 6.0 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009 and 0.1 million and 4.0 million shares of the Company’s common stock issuable upon exercise of common stock warrants were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, as the inclusion of the warrants would be antidilutive.

3.  Fair Value Measurements

The Company records its financial assets and liabilities at fair value in accordance with SFAS No. 157 [ASC 820-10].  The table below presents the Company’s financial assets measured at fair value as of September 30, 2009:

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$271,366	$271,366	$—	$—
Short-term investments	14,752	14,752	—	—
Long-term investments	29,555	—	—	29,555
Fuel derivative contracts*	4,635	—	4,635	—
Total assets measured at fair value	$320,308	$286,118	$4,635	$29,555

* As of September 30, 2009, the fuel derivative contract assets are reported in Prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents and Short-term investments.  The Company has classified its money market securities, U.S. Treasury securities and U.S. government-sponsored enterprise notes (GSE) that are considered to be highly liquid and easily tradable as Level 1 within the fair value hierarchy. These securities are valued using inputs observable in active markets for identical securities.

Long-term investments.  At September 30, 2009, the Company held tax-exempt municipal auction rate securities at a par value of $32.3 million and a fair value of $29.6 million. The contractual maturities for the tax-exempt bonds underlying these auction rate securities are approximately 20 years with an interest rate that resets every seven days and is currently equal to 1.75 times the seven-day London Interbank Bank Offered Rate (LIBOR) plus a spread based on the current credit rating of the bonds. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continue to fail through the end of the third quarter of 2009. While the Company continues to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not auctioning and, therefore, do not have a readily determinable market value.

The Company uses a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities which is included in Long-term investments in the table above.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax-exempt bonds.  The discount rate assumption is based on the credit quality of similar investments and their related insurance enhancements.  Additionally, an illiquidity discount is added to the base discount rate to incorporate the illiquidity present in the market for these securities.

During the second quarter of 2009, the Company recorded a $1.7 million correction related to the other-than-temporary impairment charge previously recognized on these investments as of December 31, 2008.  The Company believes that the impact of this correction was not significant to the period of correction or prior periods and that the impact on subsequent periods will not be significant.

In July 2009, the Company received a sinking fund redemption payment of $3.2 million.  As a result of this transaction, the Company recorded a $0.6 million realized gain which is reflected in Gains (losses) on investments.  Aside from this transaction, the Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover.  As a result, the Company continues to classify the remaining investments as Long-term investments in the unaudited Consolidated Balance Sheet at September 30, 2009.

As of September 30, 2009, the fair value of the remaining auction rate securities increased by approximately $1.3 million from December 31, 2008 which is reflected in Accumulated other comprehensive income in the unaudited Consolidated Balance Sheets.  Activity in our Level 3 investments for the nine months ended September 30, 2009 is as follows:

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2008	$27,673
Redemptions	(3,200)
Accretion of discount	1,549
Correction of other-than-temporary impairment	1,671
Realized and unrealized net gains:
Included in earnings	555
Included in other comprehensive income	1,307
Balance as of September 30, 2009	$29,555

In April 2009, the FASB issued FSP 115-2 and FSP 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” [ASC 320-10-65] to make other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP modified the current indicator that management must assert that it has both the intent and the ability to hold an impaired security for a sufficient time to allow for any anticipated recovery in fair value or an impaired security may be considered other than temporarily impaired.  The new guidance requires management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis.  Upon adoption of the FSP on April 1, 2009 and as of September 30, 2009, the Company reassessed its position of its auction rate securities, and concluded that it was more likely than not that it would have to sell these securities before recovery.  As a result, the other-than-temporary impairment loss that was previously recorded was not reclassified to other comprehensive income.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157) [ASC 820-10], which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date of FASB Statement No. 157,” [ASC 820-10-55] which deferred the effective date for all nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually), until January 1, 2009.  The Company adopted the deferred provisions of SFAS No. 157 on January 1, 2009.  The Company performs an annual assessment of impairment on its intangible assets and goodwill and is required to perform an additional assessment on these and other long-lived assets if impairment indicators are present.  The Company will be performing its annual assessment of impairment during the fourth quarter of 2009.  At September 30, 2009, there were no impairment indicators for these assets that would have required an updated assessment of recorded values.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” [ASC 820-10-65]  to provide additional guidance for estimating fair value in accordance with SFAS No. 157.  The guidance sets forth factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity when compared with normal market activity.  If the reporting entity concludes that there has been a significant decrease in the volume and level of activity in relation to normal market activity, then transactions or quoted prices may not be determinative of fair value, thus prompting further analysis and adjustment to the transactions or quoted prices in estimating fair value.  There was no impact upon adoption of this guidance on April 1, 2009.

4.  Financial Instruments and Risk Management

On April 1, 2009, the Company adopted FSP 107-1 and Accounting Principles Board Opinion (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” [ASC 825-10-65] which requires additional disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

Financial Instruments

All investments are classified as available-for-sale and stated at fair value.  Investments as of September 30, 2009 and December 31, 2008 recorded at fair value consisted of:

	September 30, 2009	December 31, 2008
	(in thousands)
Auction rate securities	$29,555	$27,673
U.S. government-sponsored enterprise notes	14,752	1,068
Corporate and bank notes	—	1,008
	$44,307	$29,749

Investments at September 30, 2009, by contractual maturity included:

September 30, 2009*
(in thousands)
Due in one year or less	$16,370
Due after one year through five years	7,017
Due after five years through ten years	9,945
Due after 10 years	10,975
$44,307

*The contractual maturity for the auction rate securities is based on a forecasted redemption schedule.

Gross unrealized gains on the auction rate securities were $1.3 million as of September 30, 2009.  The table below shows the fair value of the auction rate securities and the location of the unrealized gains as of September 30, 2009:

	As of September 30, 2009
	Par Value	Amortized Cost	Fair Value	Unrealized Gains Recorded in AOCI
	(in thousands)
Auction rate securities	$32,300	$28,248	$29,555	$1,307

Gross unrealized gains and losses for all other available-for-sale investments were not material.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $216.0 million and $212.2 million at September 30, 2009 and December 31, 2008, respectively, was approximately $195.5 million and $216.0 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161) [ASC 815-10] effective January 1, 2009.  SFAS No. 161 requires an entity to provide greater transparency about how and why an entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of such entity under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) [ASC 815].

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil).  During the three months ended September 30, 2009, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense.  As of September 30, 2009, the Company had outstanding fuel derivative contracts covering 38 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under SFAS No. 133.  As a result, any changes in fair value of these derivative instruments are adjusted through Nonoperating (income) expense in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three and nine months ended September 30, 2009 and 2008, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations for hedges accounted for under SFAS No. 133 and other hedges not designated as cash flow hedges under SFAS No. 133.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cash Flow Hedge Derivatives Under SFAS No. 133
Effective portion of fuel hedge gains recognized in Aircraft fuel expense	$—	$—	$—	$384

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Gains (losses) on fuel derivatives recorded in Nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$682	$(498)	$(10,494)	12,367
Reversal of prior period unrealized amounts	(2,210)	(4,910)	11,646	(3,324)
Unrealized gains (losses) on contracts that will settle in future periods	(1,782)	(3,774)	661	(3,774)
Gains (losses) on fuel derivatives recorded as Nonoperating income	$(3,310)	$(9,182)	$1,813	$5,269

FSP FASB Interpretation Number (FIN) 39-1, “Amendment of FASB Interpretation No. 39” [ASC 815], requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under SFAS No. 133 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivatives not designated as		Fair Value of Derivatives
hedging instruments under	Balance Sheet	Assets as of		Liabilities as of
SFAS No. 133	Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$4,635	$1,536	$—	$11,512

In the table above, fuel derivative contracts do not reflect $0 and $17.5 million of cash collateral that was required to be posted with counterparties as of September 30, 2009 and December 31, 2008, respectively. As of December 31, 2008, the cash collateral was reported with the fuel derivative contracts in prepaid expenses and other in the unaudited Consolidated Balance Sheet.

As of September 30, 2009 and December 31, 2008, there were no fuel derivative contracts designated as cash flow hedges.

5. Debt and Common Stock Warrant

On March 31, 2009, the Company reached an agreement with its co-branded credit card partner (Partner) to extend its co-branded credit card agreement (Amendment).  Under the Amendment, the Partner purchases frequent flyer miles from the Company for mileage credits earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner.  The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009 as well as an advance payment of $24.1 million to the Company for the forward sale of miles, which was received during the three months ended June 30, 2009.  Per the Amendment, $20 million of the forward sale of miles cannot be applied to any miles sold prior to January 2010.  Should the Amendment be terminated early, any miles not issued to the Partner as of the date of termination are required to be repaid by the Company.

During the second quarter of 2009, the Company recorded $22.9 million of the advance purchase of mileage credits as a loan with an implicit interest rate of 6.75% in accordance with the provisions of EITF 88-18, “Sales of Future Revenue” [ASC 470-10].  Subsequently, the debt balance was reduced by $4.1 million upon the sale of miles to the Partner.  The remaining liability is reported as Current maturities of long-term debt and capital lease obligations in the unaudited Consolidated Balance Sheet as of September 30, 2009 and will be reduced ratably in 2010 as the mileage credits are issued to the Partner.  Additionally, approximately $1.2 million of the advance received from the Partner is treated as consideration for certain other commitments with respect to the co-branding relationship, including extension of the terms of the Amendment until December 2013.  This amount is reported in Air traffic liability in our unaudited Consolidated Balance Sheet as of September 30, 2009 and will be recognized as Other revenue on a straight-line basis over the term of the agreement.

6. Employee Benefit Plans

Net periodic defined pension and other post-employment and post-retirement benefit expense included the following components:

Components of Net Periodic	Three months ended September 30,		Nine months ended September 30,
Benefit Cost	2009	2008	2009	2008
	(in thousands)

Service cost	$1,756	$1,656	$5,409	$4,968
Interest cost	5,946	5,794	17,878	17,382
Expected return on plan assets	(3,121)	(5,202)	(9,379)	(15,606)
Recognized net actuarial (gain) loss	139	(808)	326	(2,426)
Net periodic benefit cost	$4,720	$1,440	$14,234	$4,318

The Company made contributions of $7.9 million and $10.5 million during the three and nine months ended September 30, 2009, respectively, to its defined benefit pension and disability plans.  The Company has made its required contributions for 2009 and no other contributions are anticipated for the remainder of 2009.  The Company estimates that it will be required to fund approximately $35.0 million to its defined benefit pension and disability plans in 2010.

In December 2008, the FASB issued Financial Staff Position (FSP) SFAS No. 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (SFAS 132(R)-1) [ASC 715-20].  This FSP amends SFAS No. 132 [ASC 230-10] to provide users of financial statements with useful, transparent and timely information about the asset portfolios of post-retirement benefit plans.  These amended disclosure requirements include: a principle for disclosing the fair value of categories of plan assets; categories of plan assets; the nature and amounts of concentrations of risk; and disclosures about fair value measurements similar to those required by SFAS No. 157 , “Fair Value Measurements,” (SFAS No. 157) [ASC 820-10].  These disclosure requirements will be effective December 31, 2009.

7. Income Taxes

The Company recorded an income tax benefit of $13.7 million and a tax expense of $2.2 million for the three and nine months ended September 30, 2009, respectively.  The primary differences between the statutory rate and the effective rate for these periods were permanent differences, state income taxes, changes in the Company’s unrecognized tax benefits and changes in the deferred tax valuation allowance.

The valuation allowance decreased by approximately $27.0 million for the nine months ended September 30, 2009.  This amount included a decrease of $35.0 million, which was attributable to the current period tax provision, offset by $8.0 million which reflects a correction of the opening balance in the deferred tax assets and related valuation allowance.  The $35.0 million decrease in the valuation allowance consisted of $18.2 million related to changes in the Company’s tax return accounting methods, which resulted in the recoverability of deferred tax assets that were previously subject to a full valuation allowance, $13.2 million related to the realization of deferred tax assets resulting from positive originating temporary differences during the period, and $3.4 million related to changes in estimates, primarily due to the timing of the Company’s funding of its pension plans.  The change in the Company’s tax accounting policy became effective during the quarter ended September 30, 2009, upon the filing of applicable requests with the Internal Revenue Service.

Utilization of deferred tax assets is generally based on the Company’s ability to generate taxable income in future years.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company’s deferred tax assets will not be realized.  As of September 30, 2009, we have a deferred tax asset valuation allowance balance of $93.5 million.  The Company reviews its tax valuation allowance on an annual basis or as events occur that may impact its position, based on the current trends in the performance and operations of the business.  The Company will be performing its annual review of its valuation allowance during the fourth quarter of 2009.  The Company recorded an income tax expense of $8.6 million during the three and nine months ended September 30, 2008.

The Company’s unrecognized tax benefits increased by $2.2 million during the third quarter of 2009 primarily related to prior years, all of which would favorably affect the Company’s effective income tax rate if recognized in future periods.

SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R) [ASC 805] amends SFAS No. 109 “Accounting for Income Taxes” (SFAS No. 109) [ASC 740], to require the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  (Such changes arise through changes in the balance of the acquirer’s valuation allowance on its previously existing deferred tax assets because of the business combination.)  Previously, SFAS No. 109 required a reduction of the acquirer’s valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill.  The Company adopted the requirements of SFAS No. 141R effective January 1, 2009.  The impact of adopting SFAS No. 141R was a reduction in the income tax expense and a corresponding increase in net income of $13.6 million (or $0.26 per diluted share) and $13.9 million (or $0.27 per diluted share) during the three and nine months ended September 30, 2009, respectively.

Cash payments for federal and state income taxes were $23 million during the nine months ended September 30, 2009.  No payments were made during the three months ended September 30, 2009 and the comparable periods in 2008.

8. Comprehensive Income

The components of comprehensive income included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)
Net income	$30,670	$6,037	$81,697	$40,467
Other comprehensive income (loss):
Change in unrealized net gains (losses) on hedge instruments and short and long-term investments	(1,316)	(207)	1,305	(1,826)
Amortization of net actuarial (gains) losses on employee benefit plans	203	(809)	551	(2,426)
Total comprehensive income	$29,557	$5,021	$83,553	$36,215

9. Commitments and Contingent Liabilities

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements.

Credit Card Holdback

Under Hawaiian Airlines, Inc.’s (Hawaiian’s) credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $29.8 million at September 30, 2009.  The funds are interest-bearing and are subsequently made available to the Company when air travel is provided.  The agreement with Hawaiian’s largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that Hawaiian maintain a minimum amount of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income.  Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of September 30, 2009, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could increase incrementally up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions of our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan; statements related to the effects of any litigation on our operations or business; statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could cause actual results to differ materially from any future results, expressed or implied, in these forward-looking statements include, but are not limited to, the following:

•      economic volatility, including a continued decline in the U.S. and global economies;

•      the price and availability of aviation fuel;

•      competition in the transpacific, interisland and South Pacific/Australia/Asia markets;

•      the competitive advantages held by network carriers in the transpacific markets;

•      reduced fares and the demand for transportation in the markets in which we operate;

•      our dependence on tourist travel;

•      the effects of seasonality and cyclicality;

•      the concentration of our business in Hawaii, and between Hawaii and the western United States;

•      our ability to implement our growth strategy and related cost reduction goals;

•      fluctuations of our share price (including as a result of bankruptcies in the airline industry);

•      our increasing dependence on technologies to operate our business;

•      our fleet concentration in Boeing 767 aircraft and out-of-production Boeing 717 aircraft;

•      our reliance on other companies for facilities and services;

•      our dependence on satisfactory labor relations and our ability to negotiate amendments to labor agreements which are currently amendable;

•      our ability to attract, motivate and retain key executives and other employees;

•      our substantial debt;

•      the effects of credit market conditions on our financial liquidity;

•      our long-term commitments with aircraft and engine manufacturers and eventual financing arrangements and implementation risks;

•      delays in scheduled aircraft deliveries or other loss of fleet capacity;

•      our ability to comply with financial covenants under certain of our financing and credit card agreements;

•      the impact of our substantial financial and operating leverage;

•      our substantial funding obligations under our defined benefit pension plans;

•      the potential impact of airline strategic combinations and consolidation within the airline industry;

•      consumer perceptions of our services compared to other airlines;

•      increased airport rent rates and landing fees at the airports within the State of Hawaii or elsewhere;

•      new state laws and regulations imposed by the State of Hawaii on the airline industry;

•      the effects of any hostilities or act of war (in the Middle East or elsewhere) or any terrorist attack;

•      government legislation and regulation, including the Aviation and Transportation Security Act and other similar regulations;

•      security-related costs and regulation;

•      the cost and availability of insurance, including aircraft insurance;

•      the impact of possible aircraft incidents; and

•      the impact of an outbreak of diseases.

•      the impact of litigation, anticipated and unanticipated;

•      the impact of possible disruptions due to unpredictable weather and environmental concerns;

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include those discussed under the heading “Risk Factors” included in this Quarterly Report on Form 10-Q and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements, including our Annual Report on Form 10-K for the year ended December 31, 2008.  All forward-looking statements included in this document are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian also operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of June 2009.  At September 30, 2009, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes and 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.  Based in Honolulu, Hawaiian had approximately 3,780 employees as of September 30, 2009.

General information about us is available at http://www.hawaiianair.com/about.  Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Third Quarter Highlights

•                  $30.7 million in net income or $0.58 net income per diluted share for the quarter

•                  Operating income of $23.7 million, compared to $27.3 million in the third quarter of 2008

•                  Operating cost per available seat mile (“ASM”) decreased by 12.3% from 12.81 cents during the third quarter of 2008 to 11.24 cents during the third quarter of 2009

•                  Ranked as the #1 carrier for on-time performance as reported by the U.S. Department of Transportation Air Travel Consumer Report for the months of July and August 2009

Results of Operations

Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2009		2008		2009		2008
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,202		2,047		6,276		5,931
Revenue passenger miles (RPM)	2,128,100		1,956,141		6,138,994		5,920,614
Available seat miles (ASM)	2,506,148		2,435,564		7,332,898		7,097,910
Passenger revenue per ASM (PRASM)	10.74	¢	12.81	¢	10.64	¢	11.80	¢
Passenger load factor (RPM/ASM)	84.9%		80.3%		83.7%		83.4%
Passenger revenue per RPM (Yield)	12.65	¢	15.95	¢	12.71	¢	14.15	¢

Total Operations:
Operating revenue per ASM	12.19	¢	13.92	¢	12.08	¢	12.80	¢
Operating cost per ASM (CASM)	11.24	¢	12.81	¢	10.84	¢	12.04	¢
Aircraft fuel expense per ASM	2.73	¢	5.38	¢	2.36	¢	4.85	¢
Litigation settlement per ASM	—	¢	—	¢	—	¢	(0.74	)¢
Revenue passengers flown	2,203		2,049		6,279		5,936
Revenue block hours operated (actual)	29,041		26,877		84,736		77,330
RPM	2,128,741		1,959,310		6,140,476		5,932,617
ASM	2,507,288		2,441,365		7,335,032		7,114,213
Gallons of jet fuel consumed	35,434		34,280		103,558		100,221
Average cost per gallon of jet fuel (actual) (a)	$1.93		$3.83		$1.67		$3.45

(a)           Includes applicable taxes and fees and realized gains and losses from settled SFAS No. 133 [ASC 815] hedges.

Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008

During the three months ended September 30, 2009, we recognized net income of $30.7 million on operating income of $23.7 million, compared to net income of $6.0 million and operating income of $27.3 million for the same three-month period in 2008.  The results for the three months ended September 30, 2009 reflects nonrecurring benefits to our income tax provision estimated at approximately $20.0 million.  The significant differences between income and expense items for the three months ended September 30, 2009 and 2008 are discussed below.

Operating Revenue.  Operating revenue was $305.6 million for the three months ended September 30, 2009, a 10.1% decrease compared to operating revenue of $339.9 million for the same three-month period in 2008 due to a decrease in passenger revenue, primarily resulting from decreased yields (Passenger revenue per Revenue Passenger Mile).  The decrease in our passenger revenue was partially offset by increases in our cargo and other revenue.  The detail of the change in passenger revenue is described in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$(16.5)	(16.6)%	9.2%	2.1%
Interisland	(20.2)	(26.3)	8.4	14.3
South Pacific/Australia/Asia	(6.1)	(12.3)	5.7	(0.7)
Total scheduled	$(42.8)	(20.7)%	8.8%	2.9%

Cargo revenue increased by $5.6 million or 51.7% for the three months ended September 30, 2009 compared to the three-month period ended September 30, 2008, primarily due to an increase in baggage fees related to the implementation of incremental fees for passenger bags during 2008.

Other operating revenue increased by $3.0 million or 17.3% for the three months ended September 30, 2009 compared to the same three-month period in 2008, primarily due to additional marketing revenue resulting from increased rates on the sale of frequent flyer miles to program partners.

Operating Expenses.  Operating expenses were $281.9 million for the three months ended September 30, 2009, a $30.7 million decrease from operating expenses of $312.6 million for the comparable three-month period in 2008.  The decrease in our operating expenses was due to a 47.9% decrease in the cost of aircraft fuel, partially offset by a 55.0% increase in the cost of maintenance materials and repairs and other expense categories as discussed below.

		Change from Three Months Ended September 30, 2008
	Three Months Ended September 30, 2009	$$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$68,427	$(62,806)	(47.9)%
Wages and benefits	68,399	6,753	11.0
Aircraft rent	25,603	1,562	6.5
Maintenance materials and repairs	37,111	13,161	55.0
Aircraft and passenger servicing	15,340	1,481	10.7
Commissions and other selling	15,112	4,718	45.4
Depreciation and amortization	13,408	1,486	12.5
Other rentals and landing fees	12,074	1,604	15.3
Other	26,427	1,333	5.3
Total	$281,901	$(30,708)	(9.8)%

Aircraft Fuel

The decrease in aircraft fuel expense was substantially due to a 47.9% decrease in the cost of jet fuel.  The elements of the change are illustrated in the following table:

	Three Months Ended September 30,
	2009	2008	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	35,434	34,280	3.4%
Raw price per gallon, inlcuding taxes and delivery	$1.93	$3.83	(49.6)%
Aircraft fuel expense	$68,427	$131,233	(47.9)%

During the three months ended September 30, 2009, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 [ASC 815] and were marked to fair value.  As such, $3.3 million of net losses from our fuel hedging activities were not recorded as part of Aircraft fuel expense in operating activities, but rather as nonoperating income/expense.  Included in this amount are gains realized during the period of $0.7 million, a reversal of $2.2 million of unrealized gains recognized in prior periods for contracts which settled in the current period, and $1.8 million of unrealized losses recognized in the current period for derivative contracts settling in future periods.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains) losses realized through actual cash receipts/payments received from or paid to hedge counterparties for fuel hedge derivatives settled in the period.  Economic fuel expense for the three months ended September 30, 2009 and 2008 is calculated as follows:

	Three Months Ended September 30,
	2009	2008	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$68,427	$131,233	(47.9)%
Realized (gains) losses on settlement of fuel derivative contracts	(682)	498	NM
Economic fuel expense	$67,745	$131,731	(48.6)%
Fuel gallons consumed	35,434	34,280	3.4%
Economic fuel costs per gallon	$1.91	$3.84	(50.2)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Other operating expense

Wages and benefits expense increased as a result of higher pension costs primarily due to a lower expected return on plan assets resulting from a lower market value of our plan assets as of December 31, 2008 compared to prior years.  The increase in maintenance materials and repairs expense was primarily due to higher engine overhaul expenses related to our Boeing 767 fleet, maintenance costs on life-limited parts replacements and higher utilization on our Boeing 717 aircraft.  The increase in Commissions and other selling expense was primarily due to a $5.0 million credit adjustment that was recorded during the three months ended September 30, 2008 as a result of a change in the frequent flyer award levels which took effect September 1, 2008, offset by a $1.3 million credit adjustment recorded during the three months ended September 30, 2009 resulting from the change in the expiration policy of the HawaiianMiles frequent flyer program as discussed in Note 1 of the unaudited consolidated financial statements.

Nonoperating Income and Expense.  Nonoperating expense, net, was $6.8 million for the three months ended September 30, 2009, as compared to nonoperating expense, net, of $12.7 million for the three months ended September 30, 2008.  The decrease of $5.9 million was due to a decrease in the net losses that we recognized on our fuel derivative instruments during the three months ended September 30, 2009 compared to the comparable period in 2008.

Income Taxes.  We recorded an income tax benefit of $13.7 million for the three months ended September 30, 2009 compared to income tax expense of $8.6 million for the three months ended September 30, 2008.  The tax benefit for the three months ended September 30, 2009 reflects the realization of nonrecurring tax benefits, which were primarily a result of adopting various tax return accounting policy changes.  We estimate the benefit of the nonrecurring tax benefits to be approximately $20.0 million.

Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008

During the nine months ended September 30, 2009, we recognized net income of $81.0 million on operating income of $91.4 million, compared to net income of $40.5 million on operating income of $53.8 million for the same nine-month period in 2008.  The results for the nine months ended September 30, 2009 reflects significant tax benefits in our income tax provision.  The significant differences between income and expense items for the nine months ended September 30, 2009 and 2008 are discussed below.

Operating Revenue.  Operating revenue was $886.3 million for the nine months ended September 30, 2009, a 2.6% decrease from operating revenue of $910.3 million for the same nine-month period in 2008, driven mainly by a decrease in passenger revenue partially offset by increases in cargo and other revenue.  Passenger revenue decreased by $57.6 million primarily due to decreased yields (Passenger revenue per Revenue Passenger Mile).    The detail of changes in revenue is described in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)
Transpacific	$(36.1)	(7.7)%	0.8%	(0.9)%
Interisland	(20.9)	(16.0)	9.3	18.8
South Pacific/Australia/Asia	(0.5)	(5.5)	26.5	21.7
Total scheduled	$(57.6)	(10.2)%	3.7%	3.3%

Cargo revenue increased by $18.9 million or 68.4% for the nine months ended September 30, 2009 compared to the same nine-month period in 2008 primarily due to an increase in baggage fees related to the implementation of incremental fees for passenger bags during 2008.

Other operating revenue increased by $14.6 million or 32.4% for the nine months ended September 30, 2009 compared to the comparable nine-month period in 2008, primarily due to additional marketing revenue resulting from increased rates on the sale of frequent flyer miles to program partners and an increase in ancillary and ground handling revenue.

Operating Expenses.  Operating expenses were $794.9 million for the nine months ended September 30, 2009, a $61.7 million decrease from operating expenses of $856.6 million for the comparable nine-month period in 2008.  The decrease in our operating expenses is detailed below.

		Change from Nine Months Ended September 30, 2008
	Nine Months Ended September 30, 2009	$$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$173,287	$(172,359)	(49.9)%
Wages and benefits	202,636	18,731	10.2
Aircraft rent	77,837	6,661	9.4
Maintenance materials and repairs	94,091	10,806	13.0
Aircraft and passenger servicing	44,570	2,725	6.5
Commissions and other selling	48,827	2,117	4.5
Depreciation and amortization	39,185	3,489	9.8
Other rentals and landing fees	38,327	10,744	39.0
Litigation settlement	—	52,500	NM
Other	76,119	2,908	4.0
Total	$794,879	$(61,678)	(7.2)%

Aircraft Fuel

The decrease in aircraft fuel expense was due to a 51.5% decrease in the cost of jet fuel.  The elements of the change are illustrated in the following table:

	Nine Months Ended September 30,
	2009	2008	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	103,558	100,221	3.3%
Raw price per gallon, inlcuding taxes and delivery	$1.67	$3.45	(51.5)%
Total raw fuel expense	$173,287	$346,030	(49.9)%
Realized gains from settled SFAS 133 hedges	—	(384)	(100.0)%
Aircraft fuel expense	$173,287	$345,646	(49.9)%

During the nine months ended September 30, 2009, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 and were marked to fair value.  As such, $1.8 million of gains from our fuel hedging activities were not recorded as part of Aircraft fuel expense in operating activities, but rather as nonoperating income/expense.  Included in this amount are losses realized during the period of $10.5 million, a reversal of $11.6 million of unrealized losses recognized in prior periods for contracts which settled during the current period and $0.7 million of unrealized gains recognized in the current period for derivative contracts settling in future periods.

Economic fuel expense for the nine months ended September 30, 2009 and 2008 is calculated as follows:

	Nine Months Ended September 30,
	2009	2008	% Change
	(in thousands, except per-gallon amounts)
Raw fuel expense	$173,287	$346,030	(49.9)%
Realized (gains) losses on settlement of fuel derivative contracts	10,494	(12,751)	NM
Economic fuel expense	$183,781	$333,279	(44.9)%
Fuel gallons consumed	103,558	100,221	3.3%
Economic fuel costs per gallon	$1.77	$3.33	(46.6)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Other operating expenses

Wages and benefits expense increased as a result of higher pension costs primarily due to a lower expected return on plan assets resulting from a lower market value of our plan assets as of December 31, 2008 compared to prior years.  The increase in aircraft rent expense was primarily the result of a charge resulting from a change in the amount we estimated to be recoverable with respect to certain deposits covering engine parts.  The increase in maintenance materials and repairs expense was primarily due to an increase in our power-by-the-hour expense on our Boeing 717 aircraft due to an increase in our interisland operations subsequent to the shutdown of Aloha Airlines and ATA Airlines in March 2008.  Other rentals and landing fees increased due to increased rates for landing fees and space rent at airports in Hawaii.  During the nine months ended September 30, 2008, we received a $52.5 million cash settlement related to our litigation with Mesa Air Group, Inc.

Nonoperating Income and Expense.  Nonoperating expense, net, was $7.5 million for the nine months ended September 30, 2009, as compared to nonoperating expense, net, of $4.7 million for the nine months ended September 30, 2008.  The increase of $2.8 million was primarily due to lower net gains recognized on our fuel derivative instruments during the nine months ended September 30, 2009 compared to the comparable period in 2008.

Income Taxes.  We recorded an income tax expense of $2.2 million for the nine months ended September 30, 2009 compared to income tax expense of $8.6 million for the nine months ended September 30, 2008.  The income tax expense recognized for the nine months ended September 30, 2009 reflects the realization of nonrecurring tax benefits, which were primarily a result of adopting various tax accounting changes.  See Note 7 of the notes to the unaudited consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the operating results and cash flows of Hawaiian, along with our significant debt financings.  Cash, cash equivalents, and short-term investments were $302.9 million as of September 30, 2009, an increase of $97.0 million from December 31, 2008.  We also had restricted cash on those dates of $29.8 million and $28.0 million, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us when the related travel is provided to our passengers.  Hawaiian’s cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $111.7 million for the nine months ended September 30, 2009, a decrease of $29.8 million compared to the same period in 2008.  The decrease was primarily due to a decrease in ticket sales during the nine months ended September 30, 2009 compared to the same period in 2008 as well as the $52.5 million of cash received in May 2008 for the litigation settlement with Mesa Air Group, Inc.  These decreases were offset by aircraft fuel expense which was approximately 49.9% less during the nine months ended September 30, 2009 compared to the same period in 2008.

Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2009 compared to $22.6 million for the same period in 2008.  During the nine months ended September 30, 2009, we used $20.1 million of cash for purchases of property and equipment, including the purchase of two engines that we previously leased.  In addition, we made net purchases of $9.5 million of short-term investments.  During the nine months ended September 30, 2008, Hawaiian made $13.8 million of progress payments related to the purchase of Airbus aircraft, as well as progress payments on four spare Rolls Royce engines for the Airbus fleet.  In addition, $10.1 million of cash was used for purchases of property and equipment.

Financing activities provided net cash of $3.6 million for the nine months ended September 30, 2009.  We received a $24.1 million advance payment from our co-branded credit card partner for the forward sale of miles.  This was offset by $20 million of repayments on our long-term debt and capital lease obligations.  Financing activities for the nine months ended September 30, 2008 used net cash of approximately $1.6 million primarily related to repayments on our long-term debt and capital lease obligations, which were offset by $13.0 million of proceeds received upon exercise of certain warrants.

Forward Sale of Miles

On March 31, 2009, we entered into an agreement with our co-branded credit card partner (“Partner”) to amend our co-branded credit card agreement (“Amendment”).  Under the Amendment, the Partner purchases frequent flyer mileage credits to be earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner.  The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009, as well as an advance payment to us of $24.1 million received in May 2009 for the forward sale of miles.  See further discussion in Note 5 to the unaudited consolidated financial statements.

Stock Repurchase Program

In March 2009, the Executive Committee of our Board of Directors approved a stock repurchase program under which we could purchase up to $7 million of our outstanding common stock.  On July 27, 2009, we announced the termination of the stock repurchase program.  The total shares repurchased under the program were 201,651, with an aggregate repurchase price of $0.8 million.  No shares were repurchased during the third quarter ended September 30, 2009.

Covenants under our Financing Arrangements

The terms of our Term A and Term B credit facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  The terms of the agreements contain covenants that require us to meet certain financial tests to avoid a default that might lead to early termination of the facilities.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of September 30, 2009, we were in compliance with these covenants.  If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $29.8 million at September 30, 2009.  The funds are interest-bearing and are subsequently made available to us as air travel is provided.  The agreement with our largest credit card processor (“Credit Card Agreement”) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments (“Unrestricted Cash Trigger”), and maintain certain levels of debt service coverage and operating income.  Under the terms of the Credit Card Agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of September 30, 2009, the holdback was at the contractual level of 25% of the applicable credit card air traffic liability.  If these specific financial triggers are not met in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

At December 31, 2008, we had investments in tax-exempt municipal auction rate securities, which were included in long-term investments in the Consolidated Balance Sheets.  While we continue to earn interest on our auction rate security investments at the contractual rate, these investments are not currently auctioning on a regular basis and, therefore, do not currently have a readily available market or valuation.  Based on an assessment of fair value, and because we may not have the intent or ability to hold these investments until their eventual recovery or maturity, $7.8 million was recognized in nonoperating expenses as an other-than-temporary impairment as of December 31, 2008.  During the second quarter of 2009, we recorded a $1.7 million correction to the other-than-temporary impairment recorded at December 31, 2008 in nonoperating income.  As of September 30, 2009, we updated the discounted cash flow model used to determine the estimated fair value of our investment in auction rate securities.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax exempt bonds.  The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements and a factor to further discount the investments for the illiquidity present in the market for these securities.  In July 2009, we received a mandatory redemption payment of $3.2 million.  As of September 30, 2009, the fair value of the remaining auction rate securities increased by $1.3 million from December 31, 2008 which is reflected in Accumulated other comprehensive income in the unaudited Consolidated Balance Sheet.  We continue to believe that the market for these instruments may take in excess of twelve months to fully recover and as such continue to classify the remaining investments as long-term investments in the unaudited Consolidated Balance Sheets at September 30, 2009.

Pension and Postemployment Benefit Plan Funding

Hawaiian made contributions of $7.9 million and $10.5 million during the three and nine months ended September 30, 2009, respectively, to its defined benefit pension and disability plans.  Hawaiian has made its required contributions for 2009 and no other contributions are anticipated for the remainder of 2009.  Hawaiian estimates that it will be required to fund approximately $35.0 million to its defined benefit pension and disability plans in 2010; however, future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Capital Purchases

During the nine months ended September 30, 2009, we purchased two Pratt and Whitney 4060-3 engines that were previously on lease to us.  In addition, we made several improvements to our IT infrastructure.

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

Frequent flyer accounting

During the third quarter of 2009, we changed the terms of our HawaiianMiles frequent flyer program with respect to the expiration of frequent flyer miles.  Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire.  Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity in the HawaiianMiles member’s account.  As a result of this change, we reduced our frequent flyer miles liability and recorded a one-time benefit of $1.3 million as a component of commissions and other selling expense.

The impact of this change on estimates of the program’s breakage used in estimating the incremental cost liability and certain deferred revenue estimates will be updated when sufficient history is available.

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

In its June 12, 2008 meeting, the Financial Accounting Standards Board (FASB)’s Emerging Issues Task Force (EITF) issued EITF 08-03, “Accounting by Lessees for Maintenance Deposits under Lease Agreements” (EITF 08-03) [ASC 840-10] to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009.  Upon adoption of EITF 08-03, we completed a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compared these estimates to our forecasted nonrefundable deposits, to identify costs not expected to be recoverable.  Any costs not expected to be recoverable are considered to be not “substantially and contractually related to maintenance of the leased asset” and we will bifurcate deposit payments and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.  Prior to the adoption of the additional guidance in EITF 08-03, we were capitalizing our nonrefundable maintenance deposits up to the point where the asset that we recorded represented the estimated recoverable cost of the upcoming maintenance events, after which we would then expense all future maintenance deposits paid to the lessor.  In determining whether it is probable that maintenance deposits will be used to fund the cost of maintenance events, we conduct the following analysis:

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

Upon completion of our analysis during the second quarter of 2009, we adopted EITF 08-03 as of January 1, 2009 and recorded a cumulative effect adjustment to reduce recorded maintenance deposits and increase accumulated deficit by $0.9 million.  The impact of adopting this EITF on future periods is not expected to be significant.

In connection with our review of nonrefundable maintenance deposits to apply EITF 08-03, we also changed the estimate of recoverability on certain deposits covering engine life limited parts, and recorded an additional charge to Aircraft rent expense of $3.8 million to adjust the balance of such deposits to reflect uncertainty on whether life limited parts replacements will occur prior to lease termination.  The impact of recording the change in estimate for the nine months ended September 30, 2009 was a decrease of $3.8 million to net income or $0.07 per share.

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

Tax valuation allowance

We record a deferred tax asset valuation allowance under SFAS No. 109 “Accounting for Income Taxes” [ASC 740] when it is more likely than not that some portion or all of our deferred tax assets will not be realized.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  The ultimate realization of our deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible, or the future utilization of resulting net operating loss (NOL) carryforwards prior to expiration.  As of September 30, 2009, we have recognized a full valuation allowance of approximately $93.5 million on our net deferred tax asset position.  We review our tax valuation allowance on an annual basis or as events occur that may impact our valuation allowance, based on the current trends in the performance and operations of our business.  We will be performing our annual assessment regarding the appropriateness of our valuation allowance during the fourth quarter of 2009.

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

Aircraft Fuel Costs

Aircraft fuel costs constituted 22% and 40% of our operating expense for the nine months ended September 30, 2009 and 2008, respectively.  Based on gallons expected to be consumed in 2009, we estimate that for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.4 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2009, our fuel hedge program has primarily consisted of crude oil caps (or call options) and collars (a combination of call options and put options of crude oil).  Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar.”

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned fuel derivative agreements were not designated as hedges under SFAS No. 133 [ASC 815].  As of September 30, 2009, the fair value of these fuel derivative agreements reflected an asset of $4.6 million and is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Our fuel derivative agreements as of October 16, 2009 are outlined in the table below:

Fuel Derivative Contract Summary

				Percentage of				Percentage of
	Weighted Average	Ceiling Price		Quarter’s	Weighted Average	Floor Price		Quarter’s
	Ceiling Price	Range	Gallons	Consumption	Floor Price	Range	Gallons	Consumption
	(Per Gallon)	(Per Gallon)	Hedged*	Hedged	(Per Gallon)	(Per Gallon)	Hedged*	Hedged

Fourth Quarter 2009:
Crude Oil	$1.69	$1.97 –$1.20	16,968	54%	$1.08	$1.51 – $0.92	7,644	24%
First Quarter 2010:
Crude Oil	$1.83	$2.03 – $1.60	12,222	39%	$1.21	$1.53 – $0.96	4,410	14%
Second Quarter 2010:
Crude Oil	$1.95	$2.11 –$1.73	7,392	23%	$1.48	$1.54 – $1.42	1,134	4%
Third Quarter 2010:
Crude Oil	$2.01	$2.13 –$1.92	2,394	8%	$1.54	$1.55 – $1.53	504	2%

*      in thousands

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and synthetic collars.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our crude oil cap counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  Our debt agreements include the Term A credit facility, Term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In addition, during the second quarter of 2009, we received an advance payment of $24.1 million through the execution of an amendment of our agreement with our co-branded credit card partner which we recognized as debt in accordance with EITF 88-18 “Sales of Future Revenue” [ASC 470-10] for the forward sale of miles.  See Note 5 of the unaudited consolidated financial statements for the quarter ended September 30, 2009.

At September 30, 2009, we had $132.2 million of fixed rate debt including aircraft capital lease obligations of $45.6 million and non-aircraft capital lease obligations of $86.6 million.  At September 30, 2009, we had $129.4 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.25%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable rate debt as of September 30, 2009, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.2 million as of September 30, 2009.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(3) and 15d-15(f) of the Securities Exchange Act of 1934, as amended).  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 27, 2009, the Company announced that the Board of Directors determined to terminate the Company’s previously announced stock repurchase program.  The total shares repurchased under the program were 201,651, with an aggregate repurchase price of $0.8 million.  No shares were repurchased during the third quarter ended September 30, 2009.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

HAWAIIAN HOLDINGS, INC.

October 22, 2009	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer