Form 10-K
period 2009-12-31
HAWAIIAN HOLDINGS  INC
filed 2010-02-18
CIK 1172222

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $309,545,901, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 8, 2010, 51,521,215 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 26, 2010 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our relations with travel agents and wholesalers; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements regarding the availability of war-risk insurance; statements related to airport rent rates and landing fees at airports in Hawaii; statements regarding compliance with potential environmental regulations; potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; potential violations under the Company's debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include those discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

 PART I

ITEM 1.    BUSINESS.

Overview

Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) is a holding company incorporated in the State of Delaware. The Company's primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and the Company's direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005.

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian also operates various charter flights. Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of September 30, 2009. At December 31, 2009, Hawaiian's fleet consisted of fifteen Boeing 717-200 aircraft for its interisland routes and eighteen Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.

Flight Operations

Our flight operations are based in Honolulu, Hawaii. At the end of 2009, we operated approximately 192 scheduled and charter flights per day with:

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

  •
  Other ad hoc charters.

Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian's aircraft fuel consumption and cost, including the impact of Hawaiian's fuel hedging program under Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) [ASC 815].

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2009	137,589	$243,909	$1.77	22.7%
2008(a)	134,140	$424,532	$3.16	36.2%
2007	129,835	$291,636	$2.25	29.9%

(a)
For 2008, the percent of operating expenses excludes the effect of the litigation settlement with Mesa Air Group, Inc. (Mesa). See Note 3 to the consolidated financial statements for additional information regarding this litigation settlement.

As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. Approximately 60% of our fuel is based on Singapore jet fuel prices and 40% is based on U.S. West Coast jet fuel prices. We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through the execution of a hedging strategy. From time to time, we have entered into various derivative instruments to hedge a portion of our anticipated jet fuel requirements, including jet fuel, heating oil and crude oil future contracts. During 2009, our fuel derivatives were not designated for hedge accounting under SFAS 133 [ASC 815] and were marked to fair value. As such, $2.3 million in net gains from our fuel hedging activities were not recorded as a decrease to aircraft fuel expense in operating activities, but rather as nonoperating income.

Additional information regarding our fuel program and hedging position is included in Item 7A—"Quantitative and Qualitative Disclosures about Market Risk" and in Note 5 to the consolidated financial statements.

Aircraft Maintenance

Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown or by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. Checks range from "walk around" inspections before each flight departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components are time or cycle controlled, and such parts and components are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third-parties to provide certain maintenance on our aircraft and aircraft engines.

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

Our marketing alliances with other airlines as of December 31, 2009 were as follows:

	HawaiianMiles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Codeshare— Hawaiian Flight # on Flights Operated by Other Airline	Codeshare— Other Airline Flight # on Flights Operated by Hawaiian
American Airlines (American)	No	Yes	No	Yes
American Eagle	No	Yes	Yes	No
Continental Airlines (Continental)	Yes	Yes	Yes	Yes
Delta Air Lines (Delta)	Yes	Yes	No	No
Island Air	No	No	Yes	No
Korean Air	No	No	Yes	Yes
Northwest Airlines (Northwest)	Yes	Yes	No	Yes
United Airlines (United)	No	Yes	No	Yes
US Airways	No	Yes	No	Yes
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Blue	No	Yes	No	No

Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Marketing and Ticket Distribution

In an effort to lower our distribution costs and reduce our reliance on travel agencies, we continued to pursue e-commerce initiatives during 2009. Since 2003, we have substantially increased the use of our website, www.HawaiianAirlines.com, as a distribution channel. During 2009, more than half of our passenger revenue originated through our website. In addition, we provide internet check-in and self-service kiosks to improve the customer check-in process. Our website offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

Frequent Flyer Program

The HawaiianMiles frequent flyer program was initiated in 1983 to encourage and develop customer loyalty. HawaiianMiles allows passengers to earn mileage credits by flying with us and our partner carriers. In addition, members earn mileage credits for patronage with our other program partners, including credit card issuers, hotels, car rental firms and general merchants, pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program.

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

Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity in the HawaiianMiles member's account.

The number of free travel awards used for travel on Hawaiian was approximately 400,000 and 500,000 in 2009 and 2008, respectively. The amount of free travel awards as a percentage of total revenue passengers equaled approximately 5% and 6% in 2009 and 2008, respectively. The Company believes displacement of revenue passengers is minimal given the Company's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.

Changes to the percentage of the amount of revenue deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on the Company's revenues or incremental cost accrual in the year of the change as well as in future years.

Competition

The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

  •
  Price;

  •
  Flight frequency and schedule;

  •
  On-time performance and reliability;

  •
  Name recognition;

  •
  Marketing affiliations;

  •
  Frequent flyer benefits;

  •
  Customer service;

  •
  Aircraft type; and

  •
  In-flight services.

Transpacific—We face multiple competitors on our transpacific routes including major network carriers such as Alaska Airlines, American, Continental, Northwest, Delta, United and US Airways. Various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements.

South Pacific/Australia/Asia—Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly with Qantas Airways and its low-cost affiliate Jetstar, and between Honolulu and Manila, Philippines, competing directly with Philippine Airlines.

Interisland—Interisland routes are served by several carriers including Island Air, Mesa (through its go!Mokulele joint venture), Pacific Wings and a number of "air taxi" companies. In October 2009, Mesa and Mokulele Airlines announced a joint venture to provide interisland service under the go!Mokulele brand name that includes flights between Honolulu and Kahului, Lihue, Hilo and Kona. In January 2010, we operated approximately 156 daily interisland flights.

Employees

As of December 31, 2009, Hawaiian had 3,844 active employees compared to 3,707 active employees as of December 31, 2008. Wages and benefits expense represented approximately 25.3% and 20.7% of our total operating expenses in 2009 and 2008, respectively. The 2008 percentage excludes the impact of our litigation settlement with Mesa. As of December 31, 2009, approximately 86% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	417	September 14, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,021	March 31, 2011
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM)	603	Currently Amendable(**)
Customer service representatives	IAM	1,247	Janurary 1, 2014
Flight dispatch personnel	Transport Workers Union (TWU)	31	November 9, 2013

(*)
Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

(**)
Contract negotiations are currently ongoing. The IAM applied for mediation with the National Mediation Board in May 2009. Thus far, the parties have had nine days of mediation. More sessions are scheduled.

Seasonality

Our operations and financial results are subject to seasonal and cyclical volatility, primarily because of leisure and holiday travel patterns. Hawaii is a popular vacation destination for travelers. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August and December. We may adjust our pricing or the availability of particular fares to obtain an optimal passenger load factor depending on seasonal demand differences.

Customers

Our business is not dependent upon any single customer, or a few customers, the loss of any one or more would have a material adverse effect on our business.

Regulation

Our business is subject to extensive and evolving federal, state and local laws and regulations. Many governmental agencies regularly examine our operations to monitor compliance with applicable laws and regulations. Governmental authorities can enforce compliance with applicable laws and regulations and obtain injunctions or impose civil or criminal penalties or modify, suspend or revoke our operating certificates in case of violations.

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

Industry Regulations

We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the FAA. We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. Both certificates may be altered, amended, modified, suspended or revoked by the DOT/FAA for our failure to comply with the terms and conditions of a certificate. The DOT has jurisdiction over international routes and fares, consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

Maintenance Directives

The FAA approves all airline maintenance programs, including modifications to the programs. In addition, the FAA licenses the repair stations and mechanics that perform the inspection, repairs and overhauls, as well as the inspectors who monitor the work.

The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment types to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, wiring requirement for aging aircraft, fuel tank flammability, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. We cannot predict what new airworthiness directives will be issued and what new regulations will be adopted, or how our businesses will be affected by any such directives or regulations. We expect that we may incur expenses to comply with new airworthiness directives and regulations.

We believe we are in compliance with all requirements necessary to be in good standing with our air carrier operating certificate issued by the FAA and our certificate of Public Convenience and Necessity issued by the DOT. A modification, suspension or revocation of any of our DOT/FAA authorizations or certificates would have a material adverse impact on our operations.

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

Environmental and Employee Safety and Health

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries which we do business. Many aspects of airlines' operations are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response and the Compensation and Liability Act. Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that affect our operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements, such as California. Congress is considering environmental legislation that may impact the cost of operating aircraft within the United States by requiring the purchase of environmental credits to operate engines using carbon-based fuels, such as those used on our aircraft. The form and impact of such legislation cannot be predicted.

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

Taxes

The airline industry is subject to various passenger ticket, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel); while certain other of these taxes are pass-through taxes (e.g., excise taxes on air transportation of passengers and cargo). Pending in Congress is the reauthorization of the Federal Aviation Act, which may include, when enacted, restructuring of the taxes and fees that airlines, passengers and aircraft owners pay in order to operate the United States aviation system. In addition, Congress is considering how to upgrade the air traffic control system and reduce costly delays, which would require additional fees from all users of the air traffic control system and allow airports to increase their passenger facility charges (PFCs) from $4.50 to $6.00 per segment. In the interim, Congress has passed a series of short-term extensions of the existing law. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions by Congress, or any similar activity by the State of Hawaii, will have a material effect on our costs or revenue.

Civil Reserve Air Fleet Program

The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program whereby we have agreed to make up to seven of our Boeing 767 aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that lets the U.S. Department of Defense U.S. Transportation Command call on as many as seven contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities.

A Stage 1 mobilization of the CRAF program is the lowest activation level and would require us to make one passenger aircraft available. Under the requirements of a Stage 2 mobilization, an additional passenger aircraft would be required. The remaining aircraft subject to the CRAF program would be mobilized under a Stage 3 mobilization, which for us would involve a total of seven passenger aircraft. While the government would reimburse us for the use of these aircraft, the mobilization of aircraft under the CRAF program could have a significant adverse impact on our results of operations. None of our aircraft are presently mobilized under this program.

Other Regulations

The State of Hawaii is uniquely dependent upon air transportation. The 2008 shutdowns of air carriers Aloha Airlines and ATA Airlines have profoundly affected the State of Hawaii, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii's governor, within the State Department of Transportation. The commission would examine and certify all interisland carriers and regulate fares, flight schedules, and all property transfers and ownership transactions of certified carriers. Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to enactment of federal legislation permitting its implementation. We are currently evaluating the impact this legislation would have on our operations if enacted. Additionally, several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. The federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and the airlines. There is increased focus on consumer protection both on the federal and state level. We cannot predict the cost of such requirements on our operations.

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

Available Information

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

Economic conditions in the United States and the global market plummeted in 2008 and continued to be weak in 2009. Demand for discretionary purchases in general, and air travel and vacations to Hawaii in particular, continued to be weak in 2009. If this reduction in demand continues, it may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, either of which could negatively affect our revenue and liquidity and have a negative affect on our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.

Fuel costs represented 22.7%, 36.2% and 29.9% of Hawaiian's operating expenses for the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 percentage excludes the impact of our litigation settlement with Mesa. Based on gallons expected to be consumed in 2010, for every one cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense increases or decreases by approximately $1.4 million. Prices and availability of jet fuel are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability and crude oil production, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

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

In the transpacific market, most of our competition comes from network carriers such as Alaska, American, Continental, Delta, Northwest, United and US Airways. Network carriers have a number of competitive advantages relative to us that may enable them to obtain higher fares or attract higher customer traffic levels than us:

  •
  Network carriers generate passenger traffic from throughout the U.S. mainland. In contrast, we lack a comparable network to feed passengers to our transpacific flights and are, therefore, more reliant on passenger demand in the specific cities we serve.

  •
  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to schedule approximately nine flights a day, depending on the time of year, between San Francisco and the Hawaiian islands, which gives San Francisco residents wishing to travel to Hawaii a large number of United nonstop flight choices to Oahu, Maui, Kauai and the Big Island, while we, without feed traffic, offer only one flight per day from San Francisco to Honolulu. In contrast, Honolulu, the hub of our operations, does not originate a large proportion of transpacific travel, nor does it have the population or potential customer franchise of a city such as Chicago or Dallas necessary to provide us with a built-in market. Passengers in the transpacific market, for the most part, do not originate in Honolulu, but rather on the mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

The interisland market has recently experienced decreasing demand.

The demand for interisland service has reduced in recent years as other airlines have increased direct service from the mainland to Oahu's neighbor islands, obviating the need for interisland transfers and as the infrastructure, particularly the availability of goods and services, in the neighbor islands improves. A further decline in the level of interisland passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is highly dependent on tourism, and our financial results could suffer if there is a downturn in tourism levels.

Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and among the Hawaiian Islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii's main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawaii. In addition, the potential or actual occurrence of terrorist attacks, wars such as those in Afghanistan and Iraq, and the threat of other negative world events have had, and may in the future again have, a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is subject to substantial seasonal and cyclical volatility.

Our profitability and liquidity are sensitive to seasonal volatility primarily because of leisure and holiday travel patterns. Hawaii is a popular vacation destination. Demand is typically stronger during June, July, August and December and considerably weaker at other times of the year. Our results of operations generally reflect this seasonality, but are also affected by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. During 2008 general economic conditions in the United States deteriorated and conditions remained weak throughout 2009. Tourism arrivals to Hawaii from the states served by Hawaiian declined during this period of economic weakness and remain below levels achieved prior to the economic decline. Additionally, airlines generally require substantial liquidity to sustain continued operations under most conditions.

The concentration of our business in Hawaii, and between Hawaii and the western United States, provides little diversification of our revenue.

Most of our revenue is generated from air transportation between the islands of Hawaii and the western United States, or within the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on the transpacific routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawaii, or to Hawaii from the western United States or the U.S. mainland in general, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively more adverse impact on our financial results.

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

We continue to strive toward aggressive cost-containment goals that are an important part of our business strategy of offering the best value to passengers through competitive fares while at the same time achieving acceptable profit margins and return on capital. We believe that having a lower cost structure better positions us to be able to fund our growth strategy and take advantage of market opportunities. If we are unable to adequately contain our non-fuel unit costs, we likely will not be able to achieve our growth plan and our financial results may suffer.

Our share price has been subject to extreme price fluctuations, and stockholders could have difficulty trading shares.

The market price of our stock can be influenced by many factors, a number of which are outside of our control. Some of the primary factors in the volatility of our stock price are:

  •
  Operating results;

  •
  Changes in the competitive environment in which we serve;

  •
  Changes in jet fuel prices;

  •
  Bankruptcy filings by other airlines;

  •
  Increased government regulation;

  •
  General market conditions; and

  •
  Potential exercise of warrants expiring in June 2010.

Additionally, in recent years the stock market has experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may affect the price of our common stock.

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

We depend heavily on computer systems and technology, such as flight operations systems, communications systems, airport systems and reservations systems to operate our business. Any substantial or repeated failures of our computer or communications systems could negatively affect our customer service, compromise the security of customer information, result in the loss of important data, loss of revenue, and increased costs, and generally harm our business. Like other companies, our computer and communication systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power, software or equipment failures, terrorist attacks, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems.

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

We have agreements with Air New Zealand, US Airways, American, Continental, Delta, Northwest, Island Air, and other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business could impact our ability to conduct our business effectively.

  •
  Maintenance agreements.  We have maintenance agreements with Delta, Air New Zealand Engineering Services, the Pratt & Whitney division of United Technologies Corporation, Rolls Royce, Honeywell and others to provide maintenance services for our aircraft, engines, parts and equipment. If one or more of our maintenance providers terminate their respective agreements, we would have to seek alternative sources of maintenance service or undertake the maintenance of these aircraft or components ourselves. We cannot assure you that we would be able to do so without interruption or on a basis that is as cost-effective as our current maintenance arrangements.

  •
  Code sharing agreements.  We have code sharing agreements with American, American Eagle, Continental, Island Air, Korean Air, Northwest, United and US Airways. We also participate in the frequent flyer programs of American, American Eagle, Continental, Delta, Northwest, United, US Airways, Virgin Atlantic Airways and Virgin Blue. Continental, Northwest, and Virgin Atlantic Airways participate in our frequent flyer programs. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

  •
  Fuel agreements.  We have entered into a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2010. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to us for whatever reason, our operations could be adversely affected.

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

  •
  Information Technology agreements.  We have agreements in place with a number of vendors—including Sabre Holdings, ITA Software, NCR Corporation and Oracle Corporation—to provide technology products and services that support various aspects of our business. If one or more of these vendors were to terminate these agreements, we would have to seek alternative partners. This transition would be lengthy, expensive, and may affect our operations adversely.

  •
  Travel agency and wholesale agreements.  In 2009, passenger ticket sales from travel agencies and wholesalers constituted approximately 20% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies or wholesalers may have an adverse effect on operations.

We are dependent on satisfactory labor relations.

Labor costs are a significant component of airline expenses and can substantially impact an airline's results. Labor and related benefit costs represented approximately 25.3%, 20.7% and 22.8% of our operating expenses for the years ended December 31, 2009, 2008 and 2007, respectively. The 2008 percentage excludes the impact of the litigation settlement with Mesa. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. The agreement with our mechanical group employees is currently amendable and contract negotiations are ongoing. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

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

Our total debt at December 31, 2009 was $208.4 million. The requirement to service our debt makes us more vulnerable to general adverse economic conditions, requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes, limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and places us at a competitive disadvantage compared to any other competitor that has less debt than we do.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. Additionally, we will face specific funding challenges upon the expiration of our term credit facilities (in 2010 and 2011, respectively), upon the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft in 2013, and with respect to our obligation under a purchase agreement with Airbus to acquire six wide-body A330-200 aircraft and six A350XWB (Extra Wide Body) -800 aircraft. Credit market conditions remained unsettled during 2009, severely reducing the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition.

Our agreement to purchase Airbus A330-200 and A350XWB-800 aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the change from our current Boeing 767-300 fleet.

In January 2008, we reached an agreement with Airbus to purchase six A330-200 aircraft beginning in 2012 and six A350XWB-800 aircraft beginning in 2017 with additional purchase rights to acquire an additional six aircraft of each type. Additionally, we have agreed to acquire three additional A330-200 aircraft in 2010, subject to operating leases, and have executed an agreement with a third-party to provide maintenance services on the Airbus aircraft. These commitments substantially increase our future capital spending requirements and may require us to substantially increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms or at all.

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

The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft, including the introduction of the Airbus aircraft. If for any reason we are unable to secure deliveries of the Airbus aircraft on contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, this could have a negative impact on our business, operations and financial performance. Our failure to integrate the Airbus aircraft into our fleet as planned might require us to seek extensions of the terms for certain of our leased aircraft. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.

Certain of our financing agreements and our credit card processing agreements include financial covenants that impose substantial restrictions on our financial and business operations.

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These agreements also contain covenants that require us to meet certain financial tests. If we were not able to comply with the terms of these agreements, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, our credit card processors hold back proceeds from advance ticket sales to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $25.7 million at December 31, 2009. Funds are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor also contains financial triggers which provide, among other things, for the level of credit card holdback to be adjusted based on the level of our unrestricted cash and short-term investments and levels of debt service coverage and operating income. As of December 31, 2009, the holdback was 25% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would adversely affect our liquidity. Depending on our unrestricted cash balance at the time, the holdback of a significant amount of cash collateral could cause our unrestricted cash and short-term investments balance to fall below the minimum balance requirement under our Term A and Term B Credit Facilities, resulting in defaults under those facilities.

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

We sponsor three defined benefit pension plans, as well as a separate plan to administer the pilots' disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots became frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $163.8 million as of December 31, 2009. We made scheduled contributions of $10.5 million and $5.7 million for 2009 and 2008, respectively, and anticipate a funding of $37.5 million to the defined benefit pension and disability plans during 2010. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

Airline strategic combinations or industry consolidation could have an impact on our competitive environment in ways yet to be determined.

The environment in the airline industry changes from time to time as carriers implement varying strategies in pursuit of profitability, including consolidation to expand operations and increase market strength and entering into global alliance arrangements. For instance, in October 2009, Mesa and Mokulele Airlines announced a joint venture to provide interisland service under the go!Mokulele brand name that includes flights between Honolulu and Kahului, Lihue, Hilo and Kona. Similarly, the merger, bankruptcy or reorganization of one or more of our competitors may result in rapid changes to the identity of our competitors in particular markets, a substantial reduction in the operating costs of our competitors, or the entry of new competitors into some or all of the markets we serve or currently are seeking to serve. We are unable to predict exactly what effect, if any, changes in the strategic landscape might have on our business, financial condition and results of operations.

Our reputation and financial results could be harmed in the event of adverse publicity.

Our customer base is broad and our business activities have significant prominence, particularly in the state of Hawaii and the other cities we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations or business conduct could negatively affect the public image of our Company and the willingness of customers to purchase services from us, which could affect our revenue performance and financial results.

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawaii as a result of the modernization plan.

The state of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the state. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our interisland operations to increase proportionately more than the costs related to our transpacific and South Pacific/Australia/Asia operations because of phased adjustments to the airport's funding mechanism, which will result in the cost changes having a proportionately higher impact on us than our competitors which do not have significant interisland operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

The State of Hawaii, which is uniquely dependent upon and affected by air transportation, now seeks to impose new state laws and regulations on the airline industry that could have an adverse effect on our financial condition and results of operations.

Hawaii is uniquely dependent upon and affected by air transportation. The recent bankruptcies and shutdowns of air carriers such as Aloha Airlines and ATA have profoundly affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii's Governor, within the State Department of Transportation. The commission would examine and certify all interisland carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers. Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to the enactment of federal legislation permitting its implementation.

Risks Relating to the Airline Industry

The airline industry is affected by many conditions that are beyond its control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

Hawaiian's business and the airline industry in general are impacted by conditions that are largely outside of Hawaiian's control, including among others:

  •
  Continued threat of terrorist attacks;

  •
  Actual or threatened war and political instability;

  •
  Weather and natural disasters;

  •
  Outbreak of diseases; and

  •
  Actual or potential disruptions in the air traffic control system.

Airlines have a high percentage of fixed costs and flight expenses do not vary significantly with the number of passengers carried, as such, a relatively small change in the number of passengers can have a disproportionate effect on the airline's operations and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of the above-mentioned factors could harm our business, financial condition and results of operations.

Our operations may be adversely impacted by potential security concerns and related costs.

Since the terrorist attacks of September 11, 2001, the airline industry has experienced profound changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. Additional terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, or any hostilities or act of war, could further adversely affect the airline industry, including us, and could:

  •
  significantly reduce passenger traffic and yields as a result of a potentially dramatic drop in demand for air travel;

  •
  significantly increase security costs;

  •
  make war risk or other insurance unavailable or extremely expensive;

  •
  increase costs from flight cancellations and delays resulting from security breaches and perceived safety threats; and

  •
  significantly increase security costs and security measures mandated by regulatory agencies, including regulation under the ATSA.

Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse impact on our business, financial condition and results of operations, and on the airline industry in general.

The airline industry is subject to extensive government regulation and new regulations could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. We expect to continue incurring expenses to comply with the FAA's regulations. We cannot predict the impact that laws or regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Compensation and Liability Act. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. We cannot predict the impact that future environment regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a grater impact on climate change from other industries.

Our insurance costs are susceptible to significant increases and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

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

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. This coverage has been extended to August 31, 2010 by the FAA under the Homeland Security Act, after which time it is anticipated that the federal policy will be extended unless insurance for war-risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Aircraft

As of December 31, 2009, our total fleet consisted of fourteen Boeing 767-300ER and four Boeing 767-300 aircraft to service our transpacific, South Pacific/Australia/Asia and charter routes, and fifteen Boeing 717-200 aircraft to service our interisland routes. The following table summarizes our total fleet as of December 31, 2009:

Aircraft Type	Leased	Owned	Total	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
767-300ER	11	3	14	252 - 264	11.1
767-300	—	4	4	264	23.2
717-200	15	—	15	118 - 123	9.1

Total	26	7	33

See Note 8 to our consolidated financial statements for additional information regarding our aircraft lease agreements.

In January 2008, we signed a purchase agreement with Airbus, providing for the delivery of twelve new aircraft between 2012 and 2020, with purchase rights for an additional twelve aircraft. In addition, during 2008, we executed lease agreements for three additional Airbus A330-200 aircraft that will accelerate the transition of our existing fleet to the new Airbus fleet beginning in 2010. Our firm orders and executed lease agreements consist of the following deliveries:

	A330-200 Aircraft		A350XWB-800 Aircraft
Delivery Year	Leases	Firm Order	Firm Order	Total
2010	3	—	—	3
2011	—	—	—	—
2012	—	2	—	2
2013	—	3	—	3
2014	—	1	—	1
2015	—	—	—	—
2016	—	—	—	—
2017	—	—	2	2
2018	—	—	2	2
2019	—	—	1	1
2020	—	—	1	1

	3	6	6	15

The Airbus aircraft deliveries will replace expiring leased Boeing 767-300ER aircraft and retiring Boeing 767-300 aircraft and provide for incremental growth opportunity for our fleet. During 2011, two leased Boeing 767-300ER aircraft will be returned upon expiration of their leases. The remaining nine Boeing 767-300ER leased aircraft will be returned upon expiration of their respective leases throughout 2020. We have purchase rights for up to twelve additional Airbus aircraft, and can utilize these rights subject to production availability.

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

We are party to signatory agreements with the Port of Portland and McCarran International Airport (Las Vegas), and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento, the City of Oakland and Societe D'Equipment De Tahiti Et Des Iles (SETIL) for Faa'a International Airport in Papeete, French Polynesia. We are party to a License Agreement with Jet Blue Airlines in San Diego, California and Phoenix, Arizona, for the use of ticket counter space and other operational areas. We are party to lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California, Fairbanks International Airport in Alaska and the Guam International Airport in Guam.

The table below sets forth the airport locations we utilize pursuant to various lease agreements:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Hilo International Airport	Hilo	Hawaii
Norman Y. Mineta San Jose International Airport	San Jose	California
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Sydney Airport	Sydney	Australia

Our corporate headquarters are located in leased premises adjacent to the Honolulu International Airport. The lease for this space expires in November 2016. We also lease sales and cargo offices in Pago Pago on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS.

We are subject to legal proceedings arising in the normal course of our operations. We do not anticipate that the disposition of such proceedings will have a material effect on our operations, business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Stock Market, LLC (NASDAQ) under the symbol "HA." The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated.

	High	Low
2009
First Quarter	$6.70	$2.17
Second Quarter	6.08	3.52
Third Quarter	8.80	5.16
Fourth Quarter	9.18	6.12
2008
First Quarter	$6.45	$4.35
Second Quarter	8.90	5.95
Third Quarter	11.10	6.60
Fourth Quarter	9.36	3.50

Holders

There were 1,136 shareholders of record of our common stock as of February 8, 2010, which does not reflect those shares held beneficially or those shares held in "street" name. On February 8, 2010, the closing price reported on the NASDAQ for our common stock was $6.95 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

We paid no dividends in 2009 or 2008. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2009, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2005 to December 31, 2009. The comparison assumes $100 was invested on December 31, 2005 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Hawaiian Holdings Common Stock	$133.44	$163.88	$170.57	$213.38	$234.11
S & P 500 Index	116.33	134.70	142.09	89.52	113.20
AMEX Airline Index(1)	88.69	94.98	55.89	39.53	55.08

(1)
As of December 31, 2009, the AMEX Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Continental Airlines, Inc., Delta Air Lines, Inc., GOL Linhas Aereas Inteligentes S.A., JetBlue Airways Corporation, LAN Airlines S.A., Ryanair Holdings PLC, SkyWest Inc., Southwest Airlines Co., TAM S.A., US Airways Group, Inc. and UAL Corporation.

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

Equity Compensation Plan Information

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

The Selected Financial Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2009	2008	2007	2006	2005(a)
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$1,183,306	$1,210,865	$982,555	$888,047	$508,767
Operating expenses(b)	1,075,822	1,118,967	975,721	887,541	506,737
Operating income	107,484	91,898	6,834	506	2,030
Net income (loss)(c)(d)(e)	116,720	28,586	7,051	(40,547)	(12,366)
Net Income (Loss) Per Common Stock Share:
Basic	$2.26	$0.59	$0.15	$(0.86)	$(0.31)
Diluted	2.22	0.57	0.15	(0.86)	(0.31)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,656	48,555	47,203	47,153	39,250
Diluted	52,504	50,527	47,460	47,153	39,250
Common Shares Outstanding at End of Year	51,479	51,517	47,241	46,584	45,349
Balance Sheet Items:
Total assets	$1,028,886	$929,134	$823,399	$802,344	$666,520
Property and equipment, net	318,884	315,469	270,734	272,614	51,277
Long-term debt and capital lease obligations, excluding current maturities	190,335	232,218	215,926	238,381	77,576
Shareholders' equity(f)	176,089	53,313	133,339	83,637	48,067

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

(c)
For 2005 and 2006, losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements were $4.2 million and $32.1 million, respectively.

(d)
2008 net income includes recognition of the litigation settlement of $52.5 million received from Mesa. In 2008, we recognized $7.8 million associated with the recognition of an-other-than temporary impairment of our auction rate securities. Net hedging losses of $16.1 million on fuel derivatives were recognized as nonoperating expense in 2008.

(e)
2009 net income was positively affected by a decrease in valuation allowance of $60.2 million due to a $25.0 million judgmental reversal of the valuation allowance as described in Note 9 to the consolidated financial statements, with the remainder attributable to the realization of deferred tax assets previously fully reserved, including the impact of favorable tax accounting changes permitted during the year.

(f)
Shareholders' equity amounts include significant changes in our pension liability recorded in accumulated other comprehensive income (loss) shown in the Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

Hawaiian Airlines, Inc.
Selected Financial Data

Period January 1, 2005 through June 1, 2005
(in thousands)
Summary of Operations:
Operating revenue	$321,150
Operating expenses	309,080
Operating income	12,070
Net loss	(2,706)
Balance Sheet Items:
Total assets	$372,980
Property and equipment, net	59,844
Long-term debt and capital lease obligations, excluding current maturities	25,295
Shareholders' deficit	(321,739)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors." See "Cautionary Note Regarding Forward-Looking Statements," above. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

Founded in 1929 as Inter-Island Airways, Ltd., Hawaiian Airlines, Inc. proudly celebrated its 80th anniversary in 2009. We currently operate 15 Boeing 717-200 aircraft and 18 Boeing 767-300 aircraft serving 20 domestic and international destinations within the Pacific region. We are the state's longest-serving airline, as well as the largest provider of passenger air service within Hawaii and to Hawaii from the state's primary visitor markets on the U.S. mainland. We offer nonstop service to Hawaii from more U.S. gateway cities than any other airline, as well as service to the Philippines, Australia, American Samoa, and Tahiti. We also provide more than 150 daily flights within the Hawaiian Islands.

  •
  Our mission is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawaii;

  •
  Our vision is to be the number one destination carrier serving Hawaii; and

  •
  Our values are integrity, people, achievement, accountability, teamwork, passion, and change.

We derive our revenue primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher revenue per available seat mile (RASM). Other revenue includes cargo, charter services, sale of frequent flyer miles, ticket change fees and other incidental services.

The largest components of our operating expenses are aircraft fuel (including taxes and oil), wages and benefits provided to our employees and aircraft maintenance materials and repairs. The price and availability of aircraft fuel is extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Maintenance and repair costs are expensed when incurred unless covered by third-party power-by-the-hour services contract.

The domestic airline industry was intensively competitive due to low profit margins, high fixed costs and significant price competition during 2009. The airline industry experienced a significant decrease in demand for business and pleasure travelers due to the global economic decline. Although fuel prices have decreased relative to the peak levels realized during the summer of 2008, fuel price volatility continues to provide challenges in the airline industry, and fuel prices began to rise again during 2009.

We have accomplished the following milestones relating to our Mission, Vision and Values in 2009:

  •
  Financial Highlights:

  •
  Net income of $116.7 million or $2.22 per diluted share

  •
  Operating income of $107.5 million

  •
  Awards and Achievements:

  •
  Ranked as the #1 carrier for on-time performance as reported by the U.S. Department of Transportation Air Travel Consumer Report for the sixth consecutive year in 2009.

  •
  Set a Company record with 8.3 million passengers flown in 2009.

  •
  Expansion Plans:

  •
  Announced plans to expand service in summer 2010 with the addition of three daily flights to Hawaii from California.

  •
  Expanded Hawaiian's code-sharing agreement with Korean Airlines offering customers nonstop service between Hawaii and Korea, as well as connecting service on flights within Korea and five other destinations in Asia.

  •
  Within the Community:

  •
  Collaborated with The Nature Conservancy of Hawaii in projects supporting Hawaiian habitats.

  •
  Carried supplies of food, water, bedding and other necessities to help families affected by the tsunami on a special relief flight from Honolulu to American Samoa.

  •
  Installed fuel-saving winglets to certain Boeing 767 aircraft to reduce fuel costs.

  •
  Switched to all-natural ingredients and recyclable packaging on complimentary coach class meals on transpacific and South Pacific flights.

We anticipate that the challenging economic environment will continue into 2010 and our ability to be profitable in this competitive environment depends on, among other things, operating at costs equal to or lower than those of our competitors. Although we continue to grow, the potential increase in fuel prices in 2010, the highly competitive nature of the airline industry and the impact of the current economic recession could prevent us from attaining the passenger traffic or yields required to operate profitably in existing and new markets. Also, there is increased competition in Hawaiian's transpacific market as Continental and Alaska Airlines have increased the number of flights to Hawaii from the U.S. mainland.

Results of Operations

We recognized net income of $116.7 million ($2.22 per diluted common stock share) on operating income of $1.2 billion for the year ended December 31, 2009. Our 2009 results reflect a tax benefit of $40.0 million due to a partial reduction in our tax valuation allowance as well as the adoption of a number of tax accounting changes during the year.

Operating revenue remained flat from 2008 to 2009. Passenger revenue decreased 5.9% from 2008 to 2009 due to decreased yields (passenger revenue per revenue passenger miles) which was offset by increases in our cargo and other revenue.

Total operating expenses for 2009 decreased 3.9% from 2008 to $1.1 billion, resulting in a decrease in operating cost per available seat mile (CASM) of 5.9%. The decrease in aircraft fuel expense was the primary contributor to the decrease in operating expenses and CASM. Aircraft fuel expense per available seat mile decreased by 43.8% from 2008 to 2009 which was partially offset by increases in maintenance, material and repairs which increased by 18.8%, or $20.3 million, from 2008 to 2009 due to the aging of our fleet as well as the expansion of our fleet in 2008 and 2009.

The table below presents certain statistical data to provide an overview of the Company's financial performance for the three years ended December 31, 2009, 2008 and 2007.

Hawaiian Holdings, Inc.
Selected Consolidated Statistical Data (unaudited)

	Year ended December 31,
	2009		2008		2007
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	8,340		7,848		7,051
Revenue passenger miles (RPM)	8,146,706		7,839,722		7,929,860
Available seat miles (ASM)	9,708,939		9,479,198		9,076,233
Passenger revenue per ASM (PRASM)	10.71	¢	11.66	¢	9.80	¢
Passenger load factor (RPM/ASM)	83.9%		82.7%		87.4%
Passenger revenue per RPM (Yield)	12.77	¢	14.10	¢	11.21	¢
Total Operations:
Operating revenue per ASM	12.18	¢	12.73	¢	10.64	¢
Operating cost per ASM (CASM)	11.07	¢	11.77	¢	10.57	¢
Aircraft fuel expense per ASM	2.51	¢	4.47	¢	3.16	¢
Litigation settlement per ASM	—	¢	(0.55)	¢	—	¢
Revenue passengers flown	8,345		7,857		7,098
Revenue block hours operated (actual)	112,532		104,568		97,525
RPM	8,151,708		7,858,765		8,057,130
ASM	9,717,111		9,508,596		9,231,619
Gallons of jet fuel consumed	137,589		134,140		129,835
Average cost per gallon of jet fuel (actual)(a)	$1.77		$3.16		$2.25

(a)
Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $1.2 billion, $1.2 billion and $982.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. There was no significant change in operating revenue from 2008 to 2009 compared with a 23.2% increase from 2007 to 2008.

Passenger revenue was $1.0 billion, $1.1 billion and $889.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $65.4 million or 5.9% decrease in passenger revenue from 2008 to 2009 was primarily due to decreased yields (passenger revenue per revenue passenger miles), partially offset by increased revenue passenger miles. The $216.5 million or 24.4% increase in passenger revenue from 2007 to 2008 was principally due to the increased volume on our interisland routes due to the shutdown of Aloha in March 2008 and increased revenue on our transpacific routes due to increased yields. The detail of changes in revenue is outlined in the table below.

	Year Ended December 31, 2009 as compared to December 31, 2008				Year Ended December 31, 2008 as compared to December 31, 2007
	Change in passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
Transpacific	$(40.4)	(6.9)%	1.1%	(0.9)%	$63.7	17.2%	(5.9)%	(2.1)%
Interisland	(23.0)	(15.1)	9.8	14.5	128.3	32.4	21.7	21.4
South Pacific/Australia/Asia	(2.0)	(0.7)	24.5	15.9	24.5	2.1	38.1	62.4

Total	$(65.4)	(9.5)%	3.9%	2.4%	$216.5	25.8%	(1.1)%	4.4%

Cargo revenue was $65.3 million, $41.5 million, and $30.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in cargo revenue over the past two years is primarily due to baggage fees related to the implementation of fee charges for the first and second passenger bags for which fees were previously not charged. Other operating revenue was $77.8 million, $63.9 million and $62.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $13.9 million, or 21.8%, increase in other operating revenue from 2008 to 2009 is primarily due to additional marketing revenue resulting from increased rates on the sale of frequent flyer miles to program partners and an increase in ancillary and ground handling revenue. There was no significant change in other operating revenue from 2007 to 2008.

Operating Expenses

Operating expenses were $1.1 billion, $1.1 billion and $975.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The change in operating expenses from 2008 to 2009 and 2007 to 2008 are detailed below.

	Year Ended December 31, 2009 as compared to December 31, 2008		Year Ended December 31, 2008 as compared to December 31, 2007
	$	%	$	%
	(in thousands)		(in thousands)
Operating expense:
Aircraft fuel, including taxes and oil	$(180,623)	(42.5)%	$132,896	45.6%
Wages and benefits	29,825	12.3	20,240	9.1
Aircraft rent	2,288	2.3	2,177	2.2
Maintenance materials and repairs	20,280	18.8	14,643	15.7
Aircraft and passenger servicing	3,395	6.1	2,085	3.9
Commissions and other selling	8,721	15.4	2,972	5.5
Depreciation and amortization	3,970	8.2	2,726	5.9
Other rentals and landing fees	12,230	31.3	11,170	40.0
Litigation settlement	52,500	NM	(52,500)	NM
Other	4,269	4.4	6,837	7.6

Total	$(43,145)	(3.9)%	$143,246	14.7%

NM—Not Meaningful

Aircraft fuel

Aircraft fuel expense decreased $180.6 million, or 42.5%, in 2009 compared to 2008 and increased $132.9 million, or 45.6%, in 2008 compared to 2007. The year over year variances are primarily attributable to the fluctuations in the cost of aircraft fuel as illustrated in the following tables:

	Years Ended December 31,			% Change from year ended
	2009	2008	2007	2008	2007
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	137,589	134,140	129,835	2.6%	3.3%
Raw price per gallon, inlcuding taxes and delivery	$1.77	$3.17	$2.28	(44.2)%	39.3%

Total raw fuel expense	$243,909	$424,916	$295,334	(42.6)%	43.9%

Realized gains from settled SFAS 133 hedges	—	(384)	(3,698)	(100.0)%	(89.6)%

Aircraft fuel expense	$243,909	$424,532	$291,636	(42.5)%	45.6%

During 2009 and the majority of 2008, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 [ASC 815] and were marked to fair value. As such, during 2009, $2.3 million of gains from our fuel hedging activities were not recorded as part of aircraft fuel expense in operating activities, but rather as nonoperating income/expense. Included in this amount are losses realized during the period of $9.5 million, a reversal of $11.6 million of unrealized losses recognized in prior periods for contracts which settled during the current period and $0.2 million of unrealized gains recognized in the current period for derivative contracts settling in future periods.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period. We define economic fuel expense as raw fuel expense plus losses (less gains) realized through actual cash payments to (receipts from) hedge counterparties for fuel hedge derivatives settled in the period. For 2009, economic fuel expense was $253.5 million ($1.84 per gallon) compared to $425.6 million ($3.17 per gallon) in 2008 and $289.1 million ($2.23 per gallon) in 2007. Economic fuel expense for 2009, 2008 and 2007 was calculated as follows:

	Years Ended December 31,			% Change from Year Ended
	2009	2008	2007	2008	2007
	(in thousands, except per-gallon amounts)
Raw fuel expense	$243,909	$424,916	$295,334	(42.6)%	43.9%
Realized (gains) losses on settlement of fuel derivative contracts	9,580	1,096	(2,565)	774.1%	(142.7)%
Realized (gains) from settled SFAS 133 hedges	—	(384)	(3,698)	(100.0)	(89.6)

Economic fuel expense	$253,489	$425,628	$289,071	(40.4)%	47.2%
Fuel gallons consumed	137,589	134,140	129,835	2.6%	3.3%

Economic fuel costs per gallon	$1.84	$3.17	$2.23	(42.0)%	42.5%

Wages and benefits

Wages and benefits have increased over the past two years due to the increased operations which began in early 2008 following the shutdown of Aloha and ATA. Wages and benefits expense incrementally increased from 2008 to 2009 as a result of higher variable compensation due to our improved operating results and higher pension costs primarily due to a lower expected return on plan assets. During 2009 and early 2010, we ratified contract agreements with several of our organized labor groups and as a result, we expect wages and benefits expense to increase in future years.

Maintenance materials and repairs

Maintenance materials and repairs expense have increased over the past two years due to a number of factors including the addition of four Boeing 717 aircraft during 2008 and early 2009, the aging of our fleet which corresponds to an increase in maintenance activity to be performed, the timing of certain periodic maintenance events, and increases in our power-by-the-hour (PBH) maintenance contract expenses. We expect aircraft maintenance expenses to continue to increase in subsequent years due to a variety of factors, including the aging of our fleet, additional fleet utilization, the growth of our fleet, including the introduction of three Airbus A330-200 into our fleet in 2010, the expiration of manufacturers' warranties on certain aircraft and increased costs for related materials and services. As more fully discussed in Note 2 to our consolidated financial statements and Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not affect the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $18.6 million ($16.4 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2009.

Commissions and other selling expenses

Commissions and other selling expenses increased $8.7 million or 15.4% from 2008 to 2009. During 2008, commission and other selling expenses benefited due to a reduction in the prior year frequent flyer liabilities as a result of a revision of estimated breakage of frequent flyer miles. The absence of this credit in 2009 accounts for the primary increase in commission and other selling expenses from the prior year. There were no significant changes to commissions and other selling expenses from 2007 to 2008.

Other rentals and landing fees

Other rentals and landing fees increased over the past two years primarily due to increased rates for landing fees and space rents at airports in Hawaii. In addition, the number of flights increased by 15% from 2007 to 2008 and 13% from 2008 to 2009.

Nonoperating Income and Expense

Nonoperating expense, net was $10.3 million, $38.7 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in nonoperating expense, net in 2008 was primarily due to the recognition of losses on our fuel derivative instruments of $16.1 million and recognition of $7.8 million in unrealized losses on our auction rate securities deemed to be other than a temporary impairment. Absent these losses in 2008, nonoperating expenses, net for 2009, 2008 and 2007 were comparable.

Income Tax Expense

We recorded an income tax benefit of $19.5 million, income tax expense of $24.6 million and income tax benefit of $9.1 million during 2009, 2008 and 2007, respectively. The income tax benefit we recognized in 2009 was due to a $60.2 million decrease in the valuation allowance. This decrease in the valuation allowance was due to a $25.0 million judgmental release of the valuation allowance as described in Note 9 to the consolidated financial statements, with the remainder attributable to the realization of deferred tax assets previously fully reserved, including the impact of favorable tax accounting changes permitted during the year. We still maintain a tax valuation allowance of $65.6 million as of December 31, 2009. If our operations continue at current levels and we gain additional positive earnings history, future reversals of our valuation allowance may occur. The income tax benefit recognized during 2007 resulted from operating losses which were fully recoverable due to our ability to carry back those losses to 2005. In addition, during 2007, we recognized accelerated depreciation on our tax return on aircraft acquired during 2006.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. These financing arrangements are described in more detail below and in Note 7 to our consolidated financial statements.

As of December 31, 2009, we had $301.8 million in cash, cash equivalents and short-term investments, which is $95.8 million higher than at December 31, 2008. We also had restricted cash of $25.7 million and $28.0 million as of December 31, 2009 and 2008, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales. Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers. Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

As of December 31, 2009, the Term A Credit Facility consisted of a $25.0 million, 5.0% variable interest rate amortizing term loan due December 10, 2010 and a $25.0 million revolving line of credit. Hawaiian had no outstanding borrowings under this revolving line of credit and $19.5 million available (net of various letters of credits held as reserve) as of December 31, 2009. As of December 31, 2009, the Term B Credit Facility consisted of a $56.3 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011.

Cash Flows

Net cash provided by operating activities was $136.5 million for 2009, an increase of $2.0 million from 2008. The increase is primarily attributable to significantly improved earnings in 2009 compared to 2008 which was partially offset by the litigation settlement we received in 2008.

Net cash used in investing activities was $35.9 million for 2009 compared to $15.9 million for 2008. During 2009, we used $40.2 million of cash for purchases of property and equipment, including the purchase of two engines that we previously leased as well as the purchase of four sets of winglets for our Boeing 767 aircraft. In addition, we made net sales of $4.2 million of short-term investments. During 2008, additions to property and equipment totaled $28.7 million which consisted of progress payments related to the purchase of the Airbus aircraft and Rolls Royce engines for the Airbus fleet discussed below under the caption "Capital Expenditures" and modifications and overhauls of the used Boeing 767-300 aircraft that were purchased in March 2006. In 2008, sales of short-term investments exceeded purchases of short-term investments by approximately $12.8 million.

Net cash used in financing activities was approximately $3.6 million for 2009 compared to $8.8 million for 2008. In 2009, we received a $24.1 million advance payment from our co-branded credit card partner for the forward sale of miles. This was offset by $27.5 million of repayments on our long-term debt and capital lease obligations. Financing activities for 2008 primarily related to repayments on our long-term debt and capital lease obligations, which was partially offset by $13.0 million of proceeds received upon exercise of common stock warrants and $8.0 million in short-term borrowings.

Capital Expenditures

During 2009, we purchased two Pratt and Whitney 4060-3 engines that were previously on lease to us and four sets of aircraft winglets. We also made deposits on an additional four sets of winglets in 2009, with delivery dates and final payments expected in 2010. During 2009, we continued to invest in our IT infrastructure with improvements to our website and various other internal systems.

As of December 31, 2009, our firm aircraft orders consisted of six wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020. Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, will be approximately $44 million in 2010, $90 million in 2011, $197 million in 2012, $168 million in 2013 and $47 million in 2014. We have purchase rights for an additional six A330-200 and six A350XB-800 aircraft. We are scheduled to receive three leased Airbus A330-200 aircraft in 2010.

In early 2010, the Company executed an agreement with a third-party to provide aircraft maintenance services which include fixed payments as well as payments that are variable based on flight hours for our Airbus fleet through 2027. The Company also has commitments to third-party service providers for reservations, IT and accounting services through 2017. Committed expenditures will be approximately $20 million in 2010, $20 million in 2011, $19 million in 2012, $17 million in 2013 and $19 million in 2014.

In order to complete the purchase of these aircraft and related costs, we must secure acceptable aircraft financing. The amount of financing required will depend on the aircraft. We will explore various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us.

Forward Sale of Miles

In 2009, we reached an agreement with our co-branded credit card partner (Partner) to extend our co-branded credit card agreement (Amendment). Under the Amendment, the Partner purchases frequent flyer miles for mileage credits earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner. The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009 as well as an advance payment of $24.1 million received in June 2009.

In accordance with EITF 88-18, "Sales of Future Revenue" [ASC470-10], we recorded the advance payment of $24.1 million as a loan. During the second half of 2009, the debt balance was reduced by $4.1 million upon the sale of miles to the Partner. Per the Amendment, $20 million of the forward sale of miles cannot be applied to any miles sold prior to January 2010. We expect the remaining $20 million to be fully settled in 2010 upon the issuance of frequent flyer miles to the Partner.

Stock Repurchase Program

In March 2009, the Executive Committee of our Board of Directors approved a stock repurchase program under which we were authorized to purchase up to $7 million of our outstanding common stock. On July 27, 2009, we announced that the Board of Directors determined to terminate such stock purchase program. The total shares purchased under the program were 201,651, with an aggregate repurchase price of $0.8 million.

Covenants under our Financing Arrangements

The terms of our Term A and Term B Credit Facilities restrict our ability to, among other things, incur additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. These agreements also contain covenants that require us to meet certain financial tests. If we are not able to comply with the terms of these agreements, our outstanding obligations under these facilities could be accelerated and become due and payable immediately. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage. As of December 31, 2009, we were in compliance with these covenants. If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $25.7 million at December 31, 2009. The funds are interest-bearing and are subsequently made available to us as air travel is provided. The agreement with our largest credit card processor (Credit Card Agreement) also contains financial triggers which provide for adjustment in the holdback percentage based on our balance of unrestricted cash and short-term investments (Unrestricted Cash Trigger), and levels of debt service coverage and operating income.

As of December 31, 2009, the holdback was 25% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

At December 31, 2009, we had investments in tax-exempt municipal auction rate securities at a $32.3 million par value and $29.9 million fair value which were included in long-term investments in the Consolidated Balance Sheets at December 31, 2009. While we continue to earn interest on our auction rate security investments at the contractual rate, these investments are not currently auctioning on a regular basis and; therefore, do not currently have a readily available market or valuation. In 2009, we received a mandatory redemption payment of $3.2 million. We continue to believe that the market for these instruments may take in excess of twelve months to fully recover and as such continue to classify the remaining investment as long-term investments in the Consolidated Balance Sheets at December 31, 2009.

Pension and Postemployment Benefit Plan Funding

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM, TWU, NEG and certain non-contract employees, as well as a separate plan to administer the pilots' disability benefits. In the aggregate, these plans are underfunded. As of December 31, 2009, the excess of the projected benefit obligations over the fair value of plan assets was approximately $163.8 million. Hawaiian made contributions of $10.5 million, $5.7 million, and $11.6 million during 2009, 2008, and 2007, respectively, to its defined benefit pension and disability plans, and anticipates contributing $37.5 million during 2010. During 2008, asset returns on our pension plans declined in conjunction with the decline in global financial markets resulting in a deterioration of our funding levels. Positive asset returns in 2009 partially offset the prior year deterioration. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Contractual Obligations

Our estimated contractual obligations as of December 31, 2009 are summarized in the following table:

Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and Thereafter
	(in thousands)
Debt and capital lease obligations(1)	$297,065	$61,933	$111,657	$84,538	$38,937
Operating leases—aircraft and related equipment(2)	953,102	106,399	219,248	194,767	432,688
Operating leases—non-aircraft	23,046	3,363	6,726	6,726	6,231
Purchase commitments(3)	1,741,882	64,702	326,165	251,428	1,099,587
Projected employee benefit contributions(4)	63,182	37,594	25,588	—	—

Total contractual obligations	$3,078,277	$273,991	$689,384	$537,459	$1,577,443

(1)
Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of December 31, 2009.

(2)
Amounts reflect leases for fifteen Boeing 717, eleven Boeing 767, three Airbus A330-200 aircraft and aircraft-related equipment to be placed into service in 2010. Also reflects estimated amounts for price escalation and lease modifications.

(3)
Amounts include our firm aircraft orders consisting of six wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft, four Rolls Royce spare engines and other aircraft equipment. Also, included are commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancelation provisions.

(4)
Amount includes our estimated contributions to our pension plans based on actuarially determined estimates and our pilot's disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2012.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 2, "Summary of Significant Accounting Policies", in the notes to our consolidated financial statements.

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

Frequent Flyer Accounting

We utilize a number of estimates in accounting for the HawaiianMiles frequent flyer program that are consistent with industry practices. These estimates include the liability associated with our frequent flyer awards that have been issued, are outstanding, and are expected to be redeemed at a future date, and the amounts associated with frequent flyer credits sold to companies participating in our frequent flyer program.

We utilize the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed or the contractual rate of expected redemption on partner airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical data on actual expirations.

We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be redeemed (currently estimated at 18 months) and provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale. The estimated fair value of the air transportation component is based on several factors, including actual fares and customer habits in redeeming free travel awards.

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is amortized over the period during which the mileage is projected to be used.

Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity.

On a periodic basis, we review and update the assumptions used in our frequent flyer accounting. On an annual basis, we update the deferral period, deferral rate and estimated breakage. In 2009, we refined the method used to calculate the fair value of the deferral rate to consider the various levels of travel awards, where previously only the lowest award level was considered. A change to the amortization periods, breakage periods, the actual redemption activity, or our estimate of the amount or fair value of expected transportation could have a significant impact on our revenue in the year of change as well as future years.

Pension and Other Postretirement and Postemployment Benefits

We account for our defined benefit pension and other postretirement and postemployment plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158) [ASC 715]. SFAS 158 requires companies to measure their plans' assets and obligations that determine their funded status at fiscal year end, recognize the funded status of their benefit plans in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year which the changes occur. SFAS 158 does not change the amount of net periodic benefit expense recognized in our results of operations; net periodic benefit expense continues to be accounted for in accordance with SFAS No. 87, "Employer's Accounting for Pensions" (SFAS 87) [ASC 715] and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension" (SFAS 106) [ASC 715]. Pension and other postretirement and postemployment benefit expenses are recognized on an accrual basis over employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements.

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

	2009	2008	2007
Pension:
Discount rate to determine projected benefit obligation	5.79%	6.09%	6.16%
Expected return on plan assets	7.90%	7.90%	7.90%
Postretirement:
Discount rate to determine projected benefit obligation	5.98%	6.13%	6.25%
Expected return on plan assets	N/A	N/A	N/A
Expected health care cost trend rate:
Initial	8.50%	9.00%	8.00%
Ultimate	5.00%	5.00%	5.00%
Disability
Discount rate to determine projected benefit obligation	5.66%	6.05%	6.05%
Expected return on plan assets	7.50%	7.50%	7.50%

N/A—Not Applicable

On December 13, 2007, Congress signed a new law, effective immediately, that extended the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. It is the assumption that some of Hawaiian's pilots will work beyond age 60 as a result of this change in law. Therefore, we elected to change our retirement assumption from a single retirement age at age 60 to a graded schedule of expected retirements between ages 60 and 65, which resulted in an average retirement age of 63.5 as of December 31, 2009. As a result, our projected future benefit obligation decreased and the funded status of the plans improved.

The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our expected long-term rate of return by category are as follows at December 31, 2009:

Expected Long-Term Rate of Return
Equity securities	12.3%
Fixed income securities	4.3%
Other	11.7%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our plan assets by one percent (from 7.9% to 6.9%) would increase our estimated 2010 pension and other postretirement benefit expense by approximately $2.0 million and $0.1 million, respectively.

We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other postretirement benefit liabilities at December 31, 2009 by approximately $44.6 million and $14.5 million, respectively, and would increase our estimated 2010 pension and other postretirement benefit expense by approximately $1.9 and $1.3 million, respectively.

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one percent increase in the assumed health care cost trend rate would increase the other postretirement benefit obligation as of December 31, 2009 by approximately $12.0 million and our estimated 2009 other postretirement benefit expense by approximately $1.8 million. A one percent decrease in the assumed health care cost trend rate would decrease the other postretirement benefit obligation as of December 31, 2009 by approximately $9.7 million and our estimated 2009 other postretirement benefit expense by approximately $1.7 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pilot estimated retirement age, pension funding legislation and various other factors related to the participants in our pension plans will impact our future retirement benefit expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Derivative Financial Instruments

We have adopted a fuel hedging program that provides us with flexibility of utilizing certain derivative financial instruments to manage market risks and hedge our financial exposure to fluctuations in our aircraft fuel costs. At December 31, 2009, we had hedged approximately 50%, 35%, and 20% of our anticipated aircraft fuel needs for the first, second, and third quarters of 2010, respectively, with a combination of call options and collars (a combination of call options and put option contracts) based on crude oil and/or heating oil futures contracts. These fuel derivative contracts are not traded on public exchanges. The fair value of these instruments is determined based on inputs available from public markets. We do not hold or issue derivative financial instruments for trading purposes. Such instruments are accounted for under SFAS 133 [ASC 815], which requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To the extent a company complies with the hedge documentation requirements and can demonstrate a highly effective hedge, both at the designation of the hedge and throughout the life of the hedge, such derivatives are recorded at fair value with the offset to accumulated other comprehensive income (loss), net of hedge ineffectiveness.

During 2009 and a majority of 2008, our fuel derivatives were not designated for hedge accounting under SFAS No. 133 [ASC 815] and were marked to fair value. Realized and unrealized gains and losses are recognized in nonoperating income/expense.

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

In its June 12, 2008 meeting, the FASB's Emerging Issues Task Force (EITF) issued 08-03, "Accounting by Lessees for Non-Refundable Maintenance Deposits" (EITF 08-03) [ASC 840-10] to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009. Upon adoption of EITF 08-03, we completed a forecast on maintenance costs for the next scheduled event on applicable leased aircraft and compared these estimates to our forecasted nonrefundable deposits to identify costs not expected to be recoverable. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the leased asset." Therefore, the Company will bifurcate and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits. Prior to the adoption of the additional guidance in EITF 08-03, we were capitalizing our nonrefundable maintenance deposits up to the point where the asset recorded represented the estimated recoverable cost of the upcoming maintenance events, after which we would expense all future maintenance deposits paid to the lessor. In determining whether it is probable that maintenance deposits will be used to fund the cost of the maintenance events, we conduct the following analysis:

  •
  We evaluate the aircraft's condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

  •
  We then project future usage of the aircraft during the term of the lease based on our business and fleet plan.

  •
  We also estimate the cost of performing the next scheduled maintenance event. These estimates are based on the experience of our maintenance personnel and available industry data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers.

  •
  We compare the forecasted maintenance deposits to be paid at the time of the next scheduled maintenance event to the estimated cost of the next scheduled maintenance event. Those costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the leased asset."

  •
  We prospectively account for any changes in estimates.

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

Impairment of Long-Lived Assets

In accordance with the applicable provisions of SFAS No. 144, "Impairment and Disposal of Long-Lived Assets" (SFAS 144) [ASC 360], the Company records impairment charges on long-lived assets used in operations, primarily property and equipment, and intangible assets subject to amortization, when events and circumstances indicate, in management's judgment, that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values.

Goodwill and Indefinite-Lived Purchased Intangible Assets

We review goodwill and purchased intangible assets with indefinite lives, all of which relate to the acquisition of Hawaiian, for impairment annually and/or whenever events or changes in applicable circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) [ASC 350]. The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the Hawaiian reporting unit is compared to its carrying value. If the fair value of the Hawaiian reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Hawaiian reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Hawaiian reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. SFAS 142 also requires that the fair value of the purchased intangible assets with indefinite lives be estimated and compared to the carrying value. We recognize an impairment loss when the estimated fair value of the intangible asset is less than the carrying value. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions management believes to be reasonable but are unpredictable and inherently uncertain. Actual future results may differ from these estimates. We have reviewed the carrying values of goodwill and the intangible asset associated with the fair value of Hawaiian's trade name pursuant to the applicable provisions of SFAS 142 [ASC 350] and have concluded that such carrying values were not impaired as of December 31, 2009.

Beginning in 2009, under SFAS No. 157, "Fair Value Measurements" (SFAS 157) [ASC 820], Hawaiian was required to assess the fair value of Hawaiian's nonfinancial assets and performed an annual assessment of impairment on goodwill and intangible assets. At December 31, 2009 there were no indicators of impairment. For additional information on goodwill and intangible assets, see Note 6 to the consolidated financial statements.

Stock Compensation

We account for stock options in accordance with Financial Accounting Standards Board No. 123 (revised 2004), "Share Based Payment" (SFAS 123R) [ASC 718]. SFAS 123R requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS 123R also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities.

SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards is estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition, or the fair value at the measurement date (usually the grant date) for awards of stock. The resulting cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

We estimate the fair values of our options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires us to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by us is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. We use a dividend yield of zero as we have never paid nor do we intend to pay dividends on our common stock. The expected lives of stock options were determined using the "simplified" method prescribed in the SEC's Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity's common stock. Due to Hawaiian's bankruptcy and the thin liquidity of our common stock during the period April 1, 2003 through June 1, 2005, we believe that the historic volatility of our common stock during that period is not a reliable indicator of future volatility. Accordingly, we used a blended stock volatility factor based on our stock volatility factor from the period post-emergence (starting on June 2, 2005) and a peer comparison group prior to June 2, 2005. The total period covered by the blended volatility is commensurate with the expected term of the stock options. For a majority of the stock options granted in 2009, the expected volatility was based solely on our historical volatility.

Fair value measurements

We adopted Financial Accounting Standards No. 157 "Fair Value Measurements" (SFAS 157) [ASC 820] as it applies to financial assets and liabilities effective January 1, 2008 and the nonfinancial assets and liabilities on a nonrecurring basis effective January 1, 2009. SFAS 157 [ASC 820] defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 [ASC 820] as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on the fair value of certain financial assets and liabilities, see Note 4 to the consolidated financial statements.

Under SFAS 157 [ASC 820], Hawaiian utilizes several valuation techniques in order to assess the fair value of our financial assets and liabilities. We use the discounted cash flow method which requires us to make certain assumptions on key variables used to calculate the fair value of the auction rate securities. These key variables include interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. The discount rate is based on the credit quality of the underlying investments and a factor to further discount the investments for illiquidity. If future evaluations of our auction rate securities indicate additional adjustments to the carrying value of the securities, we would record impairment charges through earnings, which could be significant.

Beginning in 2009, under SFAS 157 [ASC 820], Hawaiian performs an annual assessment of impairment on goodwill and intangible assets, to assess the fair value of Hawaiian's nonfinancial assets and liabilities. At December 31, 2009 there were no indicators of impairment. For additional information on goodwill and intangible assets, see Note 6 to the consolidated financial statements.

Tax valuation allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of Hawaiian's deferred tax assets will not be realized. The ultimate realization of Hawaiian's deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. During the quarter ended December 31, 2009, Hawaiian analyzed its valuation allowance and, based upon this analysis, released $25.0 million of our valuation allowance. As of December 31, 2009, our tax valuation allowance was $65.6 million. If our operations continue at current levels and we gain additional positive operating history, future reversals of our valuation allowance may occur. On January 1, 2009, we adopted the provisions of SFAS No. 141(R) [ASC 805] "Business Combinations (revised 2007)" which requires the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits attributable to business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on circumstances. For additional information in income taxes, see Note 9 to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk. We have market sensitive instruments in the form of financial derivative instruments used to hedge Hawaiian's exposure to increases in jet fuel prices and variable interest rate debt. We have market risk for the changes in the fair value of our fixed-rate debt resulting from movements in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects of such adverse changes on overall economic activity nor do they consider additional actions we might undertake to mitigate exposure to such adverse changes. Actual results may differ. See the discussion of critical accounting policies above for other information related to these financial instruments.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 22.7% and 36.2%, respectively, of our operating expenses for 2009 and 2008. The 2008 percentage excludes the impact of the litigation settlement with Mesa. Based on gallons expected to be consumed in 2010, for every one-cent increase in the cost of jet fuel, our annual fuel expense increases by approximately $1.4 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel. During 2009, our fuel hedge program primarily consisted of crude oil caps (or call options) and collars (a combination of call options and put options of crude oil). Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period. We have combined some of our call option contracts with put option contract sales to create "collars" whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price). Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a "costless collar."

We have also established certain collars ("synthetic collars") by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options). The aforementioned fuel derivative agreements were not designated as hedges under SFAS No. 133 [ASC 815] "Accounting for Derivative Instruments and Hedging Activities". As of December 31, 2009, the fair value of these fuel derivative agreements reflected an asset of $3.6 million and is reflected in prepaid expenses and other in the Consolidated Balance Sheets.

Hawaiian's future contracts and other fuel derivative agreements as of January 29, 2010 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Ceiling Price (Per Gallon)	Ceiling Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter's Consumption Hedged	Weighted Average Floor Price (Per Gallon)	Floor Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter's Consumption Hedged
First Quarter 2010
Crude Oil	$1.88	$2.20 - $1.60	17,598	56%	$1.36	$1.72 - $0.96	6,426	20%
Second Quarter 2010
Crude Oil	$2.04	$2.26 - $1.73	13,104	42%	$1.65	$1.73 - $1.42	5,670	18%
Third Quarter 2010
Crude Oil	$2.16	$2.33 - $1.92	8,190	26%	$1.69	$1.74 - $1.53	5,040	16%
Fourth Quarter 2010
Crude Oil	$2.25	$2.36 - $2.15	3,276	10%	$1.72	$1.75 - $1.65	2,520	8%

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

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable rate debt and interest income earned on our cash deposits and short-term investments. Our debt agreements include the Term A credit facility, Term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements. In 2009, we received an advance payment of $24.1 million through the execution of an amendment of our agreement with our co-branded credit card partner which we recognized as debt in accordance with EITF 88-18 "Sales of Future Revenue" [ASC 470-10] for the forward sale of miles.

At December 31, 2009, we had approximately $110.4 million of fixed rate debt including aircraft capital lease obligations of $43.8 million and non-aircraft capital lease obligations of $0.6 million. At December 31, 2009, we had $124.4 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-Month LIBOR	0.23%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments. However, based on the balances of our cash and cash equivalents, restricted cash, short-term investment, long-term investments and variable rate debt as of December 31, 2009, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed-rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.0 million as of December 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii February 18, 2010

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,040,111	$1,105,521	$889,038
Cargo	65,349	41,493	30,916
Other	77,846	63,851	62,601

Total	1,183,306	1,210,865	982,555

Operating Expenses:
Aircraft fuel, including taxes and oil	243,909	424,532	291,636
Wages and benefits	272,623	242,798	222,558
Aircraft rent	102,091	99,803	97,626
Maintenance materials and repairs	128,089	107,809	93,166
Aircraft and passenger servicing	59,357	55,962	53,877
Commissions and other selling	65,295	56,574	53,602
Depreciation and amortization	52,648	48,678	45,952
Other rentals and landing fees	51,297	39,067	27,897
Litigation settlement	—	(52,500)	—
Other	100,513	96,244	89,407

Total	1,075,822	1,118,967	975,721

Operating Income	107,484	91,898	6,834

Nonoperating Income (Expense):
Interest expense and amortization of debt discount and issuance costs	(20,653)	(20,656)	(25,510)
Interest income	5,555	7,264	10,643
Capitalized interest	—	—	1,309
Gains (losses) on fuel derivatives	2,292	(16,066)	3,564
Gains (losses) on investments	2,226	(7,827)	—
Other, net	292	(1,404)	1,089

Total	(10,288)	(38,689)	(8,905)

Income (Loss) Before Income Taxes	97,196	53,209	(2,071)
Income tax (benefit) expense	(19,524)	24,623	(9,122)

Net Income	$116,720	$28,586	$7,051

Net Income Per Common Stock Share:
Basic	$2.26	$0.59	$0.15

Diluted	$2.22	$0.57	$0.15

Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,656	48,555	47,203

Diluted	52,504	50,527	47,460

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$300,738	$203,872
Restricted cash	25,731	28,043
Short-term investments	1,040	2,076

Total cash, restricted cash and short-term investments	327,509	233,991
Accounts receivable, net of allowance for doubtful accounts of $693 and $983 as of December 31, 2009 and 2008, respectively	50,156	32,816
Spare parts and supplies, net	18,282	16,002
Deferred tax assets, net	20,917	—
Prepaid expenses and other	24,796	28,226

Total	441,660	311,035

Property and equipment, net
Flight Equipment	346,850	319,914
Other property and equipment	80,582	69,463

	427,432	389,377
Less accumulated depreciation and amortization	(108,548)	(73,908)

Total	318,884	315,469

Other Assets:
Long-term prepayments and other	35,469	52,637
Long-term investments	29,921	27,673
Deferred tax assets, net	4,083	—
Intangible assets, net of accumulated amortization of $107,464 and $84,013 as of December 31, 2009 and 2008, respectively	92,206	115,657
Goodwill	106,663	106,663

Total Assets	$1,028,886	$929,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$49,509	$46,065
Air traffic liability	210,948	218,688
Other accrued liabilities	61,349	56,039
Current maturities of long-term debt and capital lease obligations	62,438	27,058

Total	384,244	347,850

Long-Term Debt and Capital Lease Obligations	190,335	232,218
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	231,000	227,117
Other liabilities and deferred credits	47,218	68,636

Total	278,218	295,753

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value per share, 51,680,904 shares issued and 51,479,253 shares outstanding as of December 31, 2009; 51,516,827 shares issued and outstanding at December 31, 2008	516	515
Capital in excess of par value	240,608	236,606
Treasury stock, 201,651 and no shares, at cost, at December 31, 2009 and 2008	(754)	—
Accumulated deficit	(32,824)	(148,631)
Accumulated other comprehensive loss	(31,457)	(35,177)

Total	176,089	53,313

Total Liabilities and Shareholders' Equity	$1,028,886	$929,134

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2009, 2008 and 2007

	Common Stock(*)	Special Preferred Stock(**)	Treasury Stock	Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2006	$466	$—	$—	$210,892	$(184,268)	$56,547	$83,637
Net income	—	—	—	—	7,051	—	7,051
Net change related to employee benefit plans	—	—	—	—	—	39,696	39,696
Unrealized income on hedge instruments and short-term investments	—	—	—	—	—	641	641

Comprehensive income	—	—	—	—	—	—	47,388

Exercise of options to acquire 40,000 shares of common stock	—	—	—	110	—	—	110
Distribution of 617,186 shares of common stock pursuant to stock bonus plan	6	—	—	884	—	—	890
Share-based compensation expense	—	—	—	1,291	—	—	1,291
Excess tax benefits from exercise of stock options	—	—	—	23	—	—	23

Balance at December 31, 2007	$472	$—	$—	$213,200	$(177,217)	$96,884	$133,339
Net income	—	—	—	—	28,586	—	28,586
Net change related to employee benefit plans	—	—	—	—	—	(131,618)	(131,618)
Unrealized income on hedge instruments and short-term investments	—	—	—	—	—	(443)	(443)

Comprehensive loss	—	—	—	—	—	—	(103,475)

Issuance of 725,729 shares of common stock related to stock awards	7	—	—	2,364	—	—	2,371
Exercise of warrants to acquire 3,549,998 shares of common stock	36			17,475			17,511
Share-based compensation expense	—	—	—	2,717	—	—	2,717
Excess tax benefits from exercise of stock options	—	—	—	850	—	—	850

Balance at December 31, 2008	$515	$—	$—	$236,606	$(148,631)	$(35,177)	$53,313
Impact of adoption of EITF 08-03	—	—	—	—	(913)	—	(913)
Net income	—	—	—	—	116,720	—	116,720
Net change related to employee benefit plans	—	—	—	—	—	2,536	2,536
Unrealized income on short-term and long-term investments	—	—	—	—	—	1,184	1,184

Comprehensive income							120,440

Issuance of 164,077 shares of common stock related to stock awards	1	—	—	305	—	—	306
Share-based compensation expense	—	—	—	3,454	—	—	3,454
Treasury stock buy-back to acquire 201,651 shares	—	—	(754)	—	—	—	(754)
Excess tax benefits from exercise of stock options	—	—	—	243	—	—	243

Balance at December 31, 2009	$516	$—	$(754)	$240,608	$(32,824)	$(31,457)	$176,089

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2009 and 2008.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2009 and 2008.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net income	$116,720	$28,586	$7,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	23,451	23,452	23,451
Depreciation and amortization of property and equipment	35,260	31,289	28,564
Deferred income taxes	(25,000)	—	—
Stock compensation	3,454	2,611	2,181
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	—	54	—
Amortization of debt discounts and issuance costs	3,196	2,397	2,414
Pension and postretirement benefit cost	18,923	5,770	10,301
Other, net	(2,863)	(2,522)	(2,720)
Changes in operating assets and liabilities:
Restricted cash	2,312	10,677	14,999
Accounts receivable	(20,719)	7,588	(1,478)
Spare parts and supplies	(3,792)	1,413	(4,834)
Prepaid expenses and other current assets	2,517	(4,088)	(4,822)
Accounts payable	2,962	10,552	(14,679)
Air traffic liability	(8,930)	3,107	35,042
Other accrued liabilities	5,158	13,546	3,955
Other assets and liabilities, net	(16,198)	67	(17,873)

Net cash provided by operating activities	136,451	134,499	81,552

Cash Flows From Investing Activities:
Additions to property and equipment	(40,174)	(28,712)	(28,571)
Net proceeds from disposition of property and equipment	—	65	—
Purchases of short-term investments	(41,056)	(15,784)	(62,020)
Sales of short-term investments	45,290	28,537	59,323

Net cash used in investing activities	(35,940)	(15,894)	(31,268)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	12,955	—
Forward sale of miles	24,086	—	—
Tax benefit from stock option exercise	243	850	23
Proceeds from exercise of stock options	306	2,310	110
Short-term borrowings	—	8,000	—
Repayments of long-term debt and capital lease obligations	(27,526)	(32,944)	(22,995)
Treasury stock repurchase	(754)	—	—
Debt issuance costs	—	—	(178)

Net cash used in financing activities	(3,645)	(8,829)	(23,040)

Net increase in cash and cash equivalents	96,866	109,776	27,244
Cash and cash equivalents—Beginning of Period	203,872	94,096	66,852

Cash and cash equivalents—End of Period	$300,738	$203,872	$94,096

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements

1. Business and Organization

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company's primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to ten western United States cities (transpacific). Hawaiian also provides daily direct service to all six of the major islands, including those that are serviced by a code share arrangement with Island Air (interisland) and scheduled service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific, Sydney, Australia and Manila, Philippines (South Pacific/Australia/Asia). As of December 31, 2009, Hawaiian's fleet consisted of fifteen Boeing 717-200 aircraft for its interisland routes and a fleet of eighteen Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.

In preparing the accompanying consolidated financial statements, the Company's management has evaluated subsequent events through February 18, 2010, which is the date that the financial statements were filed.

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

Restricted Cash

At December 31, 2009 and 2008, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Owned aircraft and engines	7 - 20 years, 0% - 10% residual value
Capitalized leased aircraft	11 - 12 years, no residual value
Major rotable parts	Average lease term or useful life for related aircraft
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

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

In its June 12, 2008 meeting, the Financial Accounting Standards Board (FASB)'s Emerging Issues Task Force (EITF) issued EITF 08-03, "Accounting by Lessees for Non-Refundable Maintenance Deposits" (EITF 08-03) [ASC 840-10] to provide additional guidance on accounting for maintenance deposits which became effective on January 1, 2009. Under EITF 08-03, lessees should account for nonrefundable maintenance deposits as an asset until it is determined that any portion of the estimated total amount of the deposit is less than probable of being returned. In addition, payments of maintenance deposits that are not "substantially and contractually related to the maintenance of the lease assets" should be expensed as incurred. Upon adoption of EITF 08-03, the Company completed a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compared these estimates to its forecasted nonrefundable deposits, to identify costs not expected to be recoverable. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the lease asset." Therefore, the Company bifurcates deposit payments and expenses the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.

Upon completion of its analysis, the Company adopted EITF 08-03 as of January 1, 2009, and recorded a cumulative effect adjustment to reduce recorded maintenance deposits, and increase accumulated deficit, by $0.9 million. The impact of adopting EITF 08-03 did not have a significant impact to 2009 results and is not expected to have a significant impact to future periods.

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

Impairment of Long-Lived Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a "two-step process." In the first step, the fair value of the Company's reporting unit is compared to its carrying value. If the fair value of the Company's reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Company's reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Company's reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of Statement of Financial Accounting Standards (SFAS) No. 142 [ASC 350] and has concluded that as of December 31, 2009 such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge during the period in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Charter and cargo revenue is recognized when the transportation is provided. Cargo revenue also includes fees charged for passenger bags.

Frequent Flyer Program

HawaiianMiles, Hawaiian's frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program. The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical data on actual expirations.

The Company also sells mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be redeemed (currently estimated at 18 months) and provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale. The estimated fair value of the air transportation component is based on several factors, including actual fares and customer habits in redeeming free travel awards.

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is amortized over the period during which the mileage is projected to be used.

Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity.

On a periodic basis, the Company reviews and updates the assumptions used in its frequent flyer accounting. On an annual basis, the Company updates the deferral period, deferral rate and estimated breakage. In 2009, the Company refined the method used to calculate the fair value of the deferral rate to consider the various levels of travel awards, where previously only the lowest award level was considered.

In addition, the Company updated the deferral period, deferral rate and estimated breakage on October 1, 2009. These updates did not have a significant impact on our 2009 financial results.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Commissions and Other Selling Expenses

Commissions and other selling expenses include credit card commissions, the costs of free travel earned on flights, and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation systems charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $10.5 million, $9.0 million and $8.3 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Capitalized Interest

Interest is capitalized on acquisition and significant modifications of aircraft as part of the cost of the related asset when the aircraft is being constructed or modified to make ready for service, and is depreciated over the estimated useful life of the asset once placed in service. The capitalized interest is based on the Company's weighted-average borrowing rate.

Earnings Per Share

Net income or loss per share is reported in accordance with SFAS No. 128, "Earnings Per Share" (SFAS 128) [ASC 260]. Under SFAS 128 [ASC 260], basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock.

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except for per share data)
Denominator:
Weighted average common shares outstanding
Basic	51,656	48,555	47,203
Assumed exercise of equity awards and warrants	848	1,972	257

Weighted average common shares outstanding—Diluted	52,504	50,527	47,460

Net income per common share
Basic	$2.26	$0.59	$0.15

Diluted	$2.22	$0.57	$0.15

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards would be antidilutive.

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Stock Options	1,034	692	2,021
Restricted stock	44	105	225
Warrants	4,480	3,684	9,524

Stock Compensation Plans

The Company has a stock compensation plan for its and its subsidiaries' officers, other employees, contractors, consultants and non-employee directors. The Company accounts for stock compensation awards under SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R) [ASC 718] to account for grants and awards made under these plans.

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

Recently Issued Accounting Pronouncements

In September 2009, the Emerging Issues Task Force of the FASB, or EITF, reached final consensus on Issue 08-01, Revenue Arrangements with Multiple Deliverables, which will update ASC 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-01 requires enhanced disclosures in financial statements. The Company is currently evaluating the impact of adoption.

3. Litigation Settlement

In 2006, Hawaiian filed a complaint in the United States Bankruptcy Court for the District of Hawaii (Bankruptcy Court) against Mesa Air Group, Inc. (Mesa), alleging that Mesa breached a confidentiality

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Litigation Settlement (Continued)

agreement by retaining and misusing confidential and proprietary information that had been provided by Hawaiian to Mesa in 2004, pursuant to a process that was established by the Bankruptcy Court to facilitate Hawaiian's efforts to solicit potential investment in connection with a Chapter 11 plan of reorganization resulting in significant damage to Hawaiian's operations upon Mesa using this information when it entered the Hawaii market. In 2007, following a trial, the Bankruptcy Court ruled in favor of Hawaiian, awarding Hawaiian $80 million for damages incurred to date, and ordering that Mesa pay Hawaiian post-judgment interest and reasonable attorney fees. During 2008, Hawaiian and Mesa reached a settlement on this litigation, whereby Hawaiian received a cash payment of $52.5 million and Mesa withdrew its appeal of Hawaiian's judgment. Hawaiian recognized a gain equal to the proceeds received during 2008 that fully resolved this matter.

4. Fair Value Measurements

SFAS 157 [ASC 820] defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements. SFAS 157 [ASC 820] does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.

SFAS 157 [ASC 820] clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 [ASC 820] establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	—
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and
Level 3	—	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

The table below presents the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$290,593	$290,593	$—	$—
Short-term investments	1,040	—	1,040	—
Fuel derivative contracts, net*	3,564	—	3,564	—
Long-term investments	29,921	—	—	29,921

Total assets measured at fair value	$325,118	$290,593	$4,604	$29,921

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash equivalents	$173,727	$152,653	$21,074	$—
Short-term investments	2,076	506	1,570	—
Long-term investments	27,673	—	—	27,673

Total assets measured at fair value	203,476	153,159	22,644	$27,673

Liabilities:
Fuel derivative contracts, net**	$9,976	$—	$9,976	$—

*
As of December 31, 2009, the fuel derivative contract assets are reported in Prepaid expenses and other assets in the Consolidated Balance Sheets.

**
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

Cash equivalents and Short-term investments.    The Company has classified its money market securities that are considered to be highly liquid and easily tradable as Level 1 within the fair value hierarchy. These securities are valued using inputs observable in active markets for identical securities. The Company's investments in U.S. government-sponsored enterprise notes are classified as a Level 2 investment. The fair value of the U.S. government-sponsored enterprise notes is valued using inputs observable in active markets for similar securities.

Long-term investments.    At December 31, 2009, the Company held auction rate security tax-exempt bond investments at a par value of $32.3 million and a fair value of $29.9 million. The contractual maturities for the tax exempt bonds underlying these auction rate securities are approximately 20 years with an interest rate equal to 1.75 times the seven-day London Interbank Bank Offered Rate (LIBOR)

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

plus a spread based on the current credit rating of the bonds and is reset every seven days. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continued to fail through 2009. While the Company continues to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not auctioning on a regular basis and, therefore, do not currently have a readily determinable market value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities which is included in the table above. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax exempt bonds. The discount rate assumption is based on the credit quality of the underlying investments and related insurance enhancements. Additionally, an illiquidity discount is added to the base discount rate to incorporate the illiquidity present in the market for these securities.

During 2009, the Company recorded a $1.7 million correction related to the other-than-temporary impairment charge previously recognized on these investments as of December 31, 2008. Also in 2009, the Company received a sinking fund redemption payment of $3.2 million. As a result of this transaction, the Company recorded a $0.6 million realized gain which is reflected in the Gains (losses) on investments in the Consolidated Statement of Operations. Aside from this transaction, the Company continues to believe that the market for these instruments may take in excess of twelve months to fully recover. As a result, the Company continues to classify the remaining investments as Long-term investments in the Consolidated Balance Sheet at December 31, 2009.

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2009 is as follows:

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2008	$27,673
Redemptions	(3,200)
Accretion of discount	2,036
Correction of other-than-temporary impairment	1,671
Realized and unrealized net gains:
Included in earnings	555
Included in other comprehensive income	1,186

Balance as December 31, 2009	$29,921

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

In April 2009, the FASB issued FSP 115-2 and FSP 124-2 "Recognition and Presentation of Other-Than-Temporary-Impairments" [ASC 320-10-65] to make other-than-temporary impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP modified the current indicator that management must assert that it has both the intent and the ability to hold an impaired security for a sufficient time to allow for any anticipated recovery in fair value or an impaired security may be considered other than temporarily impaired. The new guidance requires management to assert that (a) it does not have the intent to sell the security and (b) it is more likely than not that it will not have to sell the security before recovery of its cost basis. Upon adoption of the of the FSP on April 1, 2009 and as of December 31, 2009, the Company reassessed its position of its auction rate securities, and concluded that it was more likely than not that it would have to sell these securities before recovery. As a result, the other-than-temporary impairment loss that was previously recorded was not reclassified to other comprehensive income.

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

Goodwill and intangible assets.    The Company performed its annual assessment of impairment on goodwill and intangible assets, under the framework of SFAS 157 [ASC 820] to assess the fair value of the Company's nonfinancial assets. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. At December 31, 2009 there were no indicators of impairment. For additional information on goodwill and intangible assets, see Note 6 to the consolidated financial statements.

5. Financial Instruments and Fuel Risk Management

Financial Instruments

All investments are classified as available-for-sale and stated at fair value. Investments as of December 31, 2009 and 2008 recorded at fair value consisted of:

	December 31,
	2009	2008
	(in thousands)
Auction rate securities	$29,921	$27,673
U.S. government-sponsored enterprise notes	1,040	1,068
Corporate and bank notes	—	1,008

	$30,961	$29,749

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management (Continued)

Gross unrealized gains on the auction rate securities were $1.2 million as of December 31, 2009. The table below shows the fair value of the auction rate securities and the location of the unrealized gains as of December 31, 2009:

	Par Value	Amortized Cost	Fair Value	Unrealized Gains Recorded in AOCI
	(in thousands)
Auction rate securities	$32,300	$28,737	$29,921	$1,184

Gross unrealized gains and losses for all other available-for-sale investments were not material.

The fair value of the Company's debt (excluding obligations under capital leases) with a carrying value of $208.4 million and $212.2 million at December 31, 2009 and 2008, respectively, was approximately $191.4 million and $216.0 million. These estimates were based on the discounted amount of future cash flows using the Company's estimated incremental rate of borrowing if the same debt were to be issued today as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil futures contracts and swaps, crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil). During 2009 and 2008, the Company had primarily used heating oil futures contracts and swaps, crude oil caps and synthetic collars (a combination of call options and put options of crude oil and/or heating oil) to hedge against its aircraft fuel expense. As of December 31, 2009, the Company had outstanding fuel derivative contracts covering 36 million gallons of jet fuel that will be settled over the next twelve months. These derivative instruments were not designated as effective hedges under SFAS 133 [ASC 815] for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are reflected as other nonoperating (income) expense in the period of change.

During 2007, the Company hedged its aircraft fuel expense utilizing jet fuel forward contracts, the majority of which were designated as cash flow hedges under SFAS 133 [ASC 815]. All periodic changes in fair value of these jet fuel forward contracts were recorded in accumulated other comprehensive income and recognized as a component of aircraft fuel expense when the underlying fuel being hedged was consumed. Any ineffective portion of a change in fair value was immediately recognized into earnings as a component of other nonoperating (income) expense.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during 2009, 2008 and 2007 where those gains and losses were recorded in the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management (Continued)

Consolidated Statements of Operations for hedges accounted for under SFAS No. 133 [ASC 815] and other hedges not designated as cash flows under SFAS No. 133 [ASC 815].

	December 31,
	2009	2008	2007
	(in thousands)
Cash Flow Hedge Derivatives Under SFAS No. 133
Effective portion of fuel hedge gains recognized in Aircraft fuel expense	$—	$384	$3,698
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Gains (losses) on fuel derivatives recorded in Nonoperating income (expense):
Fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(9,580)	$(1,096)	$2,565
Reversal of prior period unrealized amounts	11,646	(3,324)	—
Unrealized gains (losses) on contracts that will settle in future periods	226	(11,646)	3,258
Ineffectivenesss on designated fuel hedges	—	—	(2,259)

Gains (losses) on fuel derivatives recorded as Nonoperating income	$2,292	$(16,066)	$3,564

FSP FASB Interpretation Number (FIN) 39-1, "Amendment of FASB Interpretation No. 39" [ASC 815], requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under SFAS No. 133 [ASC 815] as well as the location of the asset and liability balances within the Consolidated Balance Sheets.

		Fair Value of Derivatives
		Assets as of		Liabilities as of
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$3,655	$1,536	$91	$11,512

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets

The following table summarizes the gross carrying values of intangible assets less accumulated amortization as of December 31, 2009 and 2008, and the useful lives assigned to each asset.

	As of December 31, 2009
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(73,260)	$46,640	7.5
Favorable aircraft and engine leases	32,710	(21,832)	10,878	7(*)
Favorable aircraft maintenance contracts	18,200	(5,937)	12,263	14(*)
Frequent flyer program—customer relations	12,200	(5,060)	7,140	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(1,375)	2,285	12

Total intangible assets	$199,670	$(107,464)	$92,206

	As of December 31, 2008
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(57,276)	$62,624
Favorable aircraft and engine leases	32,710	(17,065)	15,645
Favorable aircraft maintenance contracts	18,200	(4,641)	13,559
Frequent flyer program—customer relations	12,200	(3,956)	8,244
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(1,075)	2,585

Total intangible assets	$199,670	$(84,013)	$115,657

(*)
Weighted average based on gross carrying values and estimated useful lives as of June 2, 2005. The range of useful lives was from 16 years for a favorable aircraft lease to six years for a favorable aircraft maintenance contract.

Amortization expense related to the above intangible assets were $23.5 million for each of the years ended December 31, 2009, 2008 and 2007. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated Statements of Operations for the years ended

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets (Continued)

December 31, 2009, 2008 and 2007. The estimated future amortization expense as of December 31, 2009 of the intangible assets subject to amortization is as follows (in thousands):

2010	$23,448
2011	23,347
2012	18,755
2013	2,628
2014	2,628
Thereafter	8,400

$79,206

7. Debt

Long-term debt as of December 31, 2009 and 2008 consisted of the following obligations:

	2009	2008
	(in thousands)
Term A Credit Facility, level quarterly principal payments of $2.5 million each plus interest through maturity on December 10, 2010	$25,000	$35,000
Term B Credit Facility loan due March 11, 2011, interest at 9%, interest only quarterly payments	57,706	57,706
Secured loans, variable interest rate of 3.61% at December 31, 2009 (LIBOR rate loans), monthly payments of principal and interest through December 2013 with the remaining balance of $52.2 million due at maturity	99,404	109,069
IRS note payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	8,255	13,424
Capital lease obligations (see Note 8)	44,396	47,088
Other	19,646	4

Total long-term debt and capital lease obligations	$254,407	$262,291
Less unamortized discounts on debt:
9% term loan due March 11, 2011	(1,450)	(2,535)
5% notes payable due June 1, 2011	(184)	(480)

	(1,634)	(3,015)
Less current maturities	(62,438)	(27,058)

	$190,335	$232,218

Term A and B Credit Facilities

Hawaiian, as borrower, has a credit agreement with the Company, as guarantor, the lenders named therein and Wells Fargo Foothill, Inc., as agent for the lenders (the Term A Credit Facility). Indebtedness under the Term A Credit Facility is secured by substantially all Hawaiian's tangible and certain of its intangible assets. The Term A Credit Facility provided Hawaiian with a variable interest rate $50.0 million senior secured credit facility comprised of: (i) a revolving line of credit in the maximum amount of $25.0 million, subject to availability under a borrowing base formula and (ii) a

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

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

Hawaiian, as borrower, has a credit agreement with the Company, as guarantor, the lenders named therein and Canyon Capital Advisors, LLC, as agent for the lenders (the Term B Credit Facility). The Term B Credit Facility was secured by liens on substantially all of the assets of Hawaiian, subordinate to the prior liens granted to the lenders under the Term A Credit Facility.

In 2006, the Company, as guarantor, and Hawaiian, as borrower, amended the Term A and Term B Credit Facilities to cumulatively increase the facilities by $91.3 million. Proceeds from the additional borrowings were used to redeem the Notes and fund a portion of the purchase price and modification costs of acquired aircraft In connection with the amendment of the Term B Credit Facility, the Company also issued warrants to the Term B Credit Facility lenders and another party to acquire 4,050,000 shares of its common stock (the Term B Warrants).

The Company determined the fair value of the Term B Warrants utilizing Black-Scholes-Merton option-pricing models. The resulting $6.3 million warrant fair value was accounted as additional paid in capital and a discount to the Term B Credit Facility amortized using the effective interest rate method to interest expense over the life of the note.

In September 2008, the Company issued an aggregate of 3.55 million shares of its common stock upon the exercise of the remaining outstanding warrants at an exercise price of $5.00 per share. (Term B warrants to acquire approximately 0.5 million shares of the Company's common stock expired in 2006 pursuant to their terms.) The Company became entitled to force the exercise of the warrants pursuant to their terms because the average closing price of the Company's common stock was equal to or greater than $9.00 per share for a period of thirty consecutive calendar days ended September 15, 2008. Pursuant to the terms of the warrants, the holders were permitted to make payment to the Company (i) in cash, (ii) by reducing the principal amount of the Term B Loan due to such holder, if applicable, or (iii) any combination thereof. As a result of the exercise of the warrants, the Company received proceeds of $13.0 million in cash, and $4.8 million in aggregate principal amount of tendered Term B Loan securities.

As of December 31, 2009, the Term A Credit Facility consisted of a $25.0 million, 5.0% variable interest rate amortizing term loan due December 10, 2010 and a $25.0 million revolving line of credit under which Hawaiian had no issuances and approximately $19.5 million available under the revolving line of credit. The amount available was less than $25.0 million due to letters of credit of $5.5 million issued by Wells Fargo on behalf of Hawaiian that were secured by the revolving line of credit. The Term B Credit Facility consisted of a $56.3 million, 9.0% fixed interest rate non-amortizing term loan due March 11, 2011. The remaining debt discount on the Term B Credit Facility at December 31, 2009 of $1.5 million is being amortized using the effective interest method (at approximately 11.3%) through March 2011. The Term A and Term B Credit Facilities include customary covenants for lending transactions of this type, including minimum EBITDA, excess availability and leverage ratio financial covenants and restrictions on incurring additional indebtedness and making dividend payments. The Company was in compliance with the covenants of these facilities as of December 31, 2009.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

Other

In 2009, the Company reached an agreement with its co-branded credit card partner (Partner) to extend its co-branded credit card agreement (Amendment). Under the Amendment, the Partner purchases frequent flyer miles from the Company for mileage credits earned by HawaiianMiles members for making purchases using a Hawaiian Airlines branded credit card issued by the Partner. The Amendment provides for an increase in the rate per frequent flyer mile sold to the Partner effective January 1, 2009 as well as an advance payment of $24.1 million to the Company for the forward sale of miles, which was received in June 2009. Per the Amendment, $20 million of the forward sale of miles cannot be applied to any miles sold prior to January 2010. Should the Amendment be terminated early, any miles not issued to the Partner as of the date of the termination are required to be repaid by the Company.

The Company recorded $22.9 million of the advance purchase of mileage credits as a loan with an implicit interest rate of 6.75% in accordance with the provisions of EITF 88-18, "Sales of Future Revenue" [ASC 470-10]. Subsequently, the debt balance was reduced by $4.1 million upon the sale of miles to the Partner. Based on current mileage purchases, the Company expects this obligation to be fully realized by June 2010. The remaining liability is reported as Current maturities of long-term debt and capital lease obligations in the Consolidated Balance Sheet as of December 31, 2009 and will be reduced ratably in 2010 as the mileage credits are issued to the Partner. Additionally, approximately $1.2 million of the advance received from the Partner is treated as consideration for certain other commitments with respect to the co-branding relationship, including the extension of the terms of the Amendment until December 2013. There is approximately $1.0 million reported in Air traffic liability in our Consolidated Balance Sheet as of December 31, 2009 and will be recognized as Other revenue on a straight-line basis over the term of the agreement.

The maturities of long-term debt over the next five years as of December 31, 2009 were as follows (in thousands):

2010	$60,637
2011	72,056
2012	12,570
2013	64,748
2014	—

Amounts for 2010 include $20 million in maturities expected to be settled in non-cash transactions by issuance of HawaiianMiles to the co-branded Partner.

Interest payments were $11.5 million, $17.0 million and $22.4 million in 2009, 2008 and 2007, respectively.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Leases (Continued)

During 2008, the Company executed lease agreements for four Boeing 717-200 aircraft. The Company determined that these leases meet the criteria of a capital lease in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS 13) [ASC 840-30] and therefore recorded capital assets and capital lease obligations in the amount of $46.5 million during 2008. At December 31, 2009, the Company had four aircraft classified as capital leases which were recorded in property and equipment, net in the Consolidated Balance Sheet. The amortization related to capital leases were recorded in depreciation expense in the Consolidated Statements of Operations.

In 2008, the Company executed lease agreements for three Airbus A330-200 aircraft with expected delivery dates in 2010. The Company determined that these leases meet the criteria of an operating lease in accordance with SFAS 13 [ASC 840-20]. Concurrent with the signing of the leases for the Airbus A330-200 aircraft, the Company extended two of its leases for Boeing 767-300 aircraft in order for their leases to extend to the delivery dates of the Airbus A330-200 aircraft, and the Company extended leases for two other Boeing 767-300 aircraft for a period of six years.

During 2009, the Company extended four of its leases for Boeing 767-300ER aircraft for periods of one to four years to coincide with the delivery dates of the Airbus A330-200 aircraft. The Company determined that these amended leases continue to meet the criteria of an operating lease in accordance with SFAS 13 [ASC 840-20].

As of December 31, 2009, the Company had eleven Boeing 767-300ER aircraft and eleven Boeing 717-200 aircraft under operating leases with remaining basic lease terms ranging from approximately one year to 13 years and three A330 aircraft to be delivered in 2010 with 10 year lease terms. Under these lease agreements, the Company is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by the Company to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once the Company successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

As of December 31, 2009, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)		(in thousands)
2010	$7,920	$102	$106,400	$3,363
2011	7,920	102	112,687	3,363
2012	7,920	102	106,559	3,363
2013	7,920	102	99,331	3,363
2014	7,920	102	95,436	3,363
Thereafter	38,707	229	432,688	6,231

	78,307	739	$953,101	$23,046

Less amounts representing interest	34,470	180

Present value of minimum capital lease payments	$43,837	$559

Rent expense was $129.9 million, $122.6 and $113.5 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(in thousands)
Current
Federal	$4,110	$20,037	$(8,311)
State	1,366	4,586	(811)

	5,476	24,623	(9,122)

Deferred
Federal	$(20,000)	$—	$—
State	(5,000)	—	—

	(25,000)	—	—

Income tax expense (benefit)	$(19,524)	$24,623	$(9,122)

Cash payments for federal and state income taxes were $23.0 million during the year ended December 31, 2009. As of December 31, 2009 the Company had income taxes receivable of $8.3 million for overpayments and a net operating loss carryback from tax years 2007 to 2005 recorded in accounts receivable in the Consolidated Balance Sheets. The Hawaii tax refund of $1.5 million for the same net operating loss carryback was received during the quarter ended December 31, 2009.

The reconciliation of income tax expense (benefit) computed at the United States federal statutory tax rates to income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(in thousands)
Income tax expense (benefit) at the U.S. statutory rate	$34,019	$18,624	$(725)
State income taxes, net of federal income tax	4,222	2,397	(1,048)
Change in deferred tax valuation allowance	(60,202)	2,508	(7,607)
Change in FASB Interpretation No. 48 (FIN 48) liability	1,867	—	—
Other	570	1,094	258

Income tax (benefit) expense	$(19,524)	$24,623	$(9,122)

The valuation allowance decreased by approximately $60.2 million for the year ended December 31, 2009. The decrease in the valuation allowance was due to a $25.0 million partial release of the valuation allowance, favorable changes in the Company's tax return accounting methods, recoverability of deferred tax assets that were previously subject to a full valuation allowance, realization of deferred tax assets that resulted from positive originating temporary differences during the year and changes in estimates primarily due to the timing of the Company's funding of its pension plans. The change in the Company's tax accounting policy became effective during the quarter ended September 30, 2009, upon the filing of applicable requests with the Internal Revenue Service.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of accumulated other comprehensive loss. The total change in the valuation allowance attributable to accumulated other comprehensive loss was a decrease of $1.5 million, an increase of $52.3 million and a decrease of $19.5 million in 2009, 2008 and 2007, respectively. Also, in 2009 the opening balance in deferred tax assets and the related valuation allowance was adjusted to correct for an unrecorded deferred tax asset of approximately $6.1 million and the related increase in valuation allowance.

	2009	2008
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$84,873	$90,568
Leases	34,552	40,599
Air traffic liability	28,348	31,505
Other	21,377	27,992

Total gross deferred tax assets	169,150	190,664
Less valuation allowance on deferred tax assets	(65,641)	(121,249)

Net deferred tax assets	103,509	69,415

Deferred tax liabilities:
Intangible assets	$(32,114)	$(39,539)
Plant and equipment, principally accelerated depreciation	(46,395)	(29,876)

Total deferred tax liabilities	(78,509)	(69,415)

Net deferred taxes	$25,000	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the Company's deferred tax assets will not be realized. The ultimate realization of the Company's deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible. During 2009, the Company analyzed its forecast of future income and the estimated 2010 reversals of its current and originating temporary difference. Based upon the analysis, management concluded that an estimated $25.0 million of its net deferred tax asset would more likely than not be realized and reversed an equivalent amount of its valuation allowance during 2009. If our operations continue at current levels and we gain additional positive earnings history, future reversals of our valuation allowance may occur.

The Company adopted FIN 48 [ASC 740] effective January 1, 2007. FIN 48 [ASC 740] clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.

In accordance with FIN 48 [ASC 740], the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. Of the Company's total unrecognized tax benefits as of December 31, 2009, approximately $6.6 million would favorably affect its effective income tax rate if recognized in future periods. While the Company expects that the amount of its unrecognized tax benefits will change in the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The following table summarizes the activity related to unrecognized tax benefits:

Total
(in thousands)
Balance at January 1, 2007	$6,710
Increases related to prior year tax positions	—
Exipration of the state of limiatations for the assessment of taxes	—

Balance at December 31, 2007	6,710
Increases related to prior year tax positions	—
Exipration of the state of limiatations for the assessment of taxes	—

Balance at December 31, 2008	6,710
Increases related to prior year tax positions	1,867
Exipration of the state of limiatations for the assessment of taxes	—

Balance at December 31, 2009	$8,577

The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its Consolidated Statements of Operations. As of January 1, 2007, the Company had liabilities of approximately $0.3 million for interest accrued related to the unrecognized tax benefits. The amount of interest recognized in its income statement was $0.6 million, $0.4 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

SFAS No. 141 (revised 2007) "Business Combinations" (SFAS No. 141R) [ASC 805] amended SFAS No. 109 "Accounting for Income Taxes" (SFAS No. 109) [ASC 740], to require the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. (Such changes arise through changes in the balance of the acquirer's valuation allowance on its previously existing deferred tax assets because of the business combination.) Previously, SFAS No. 109 [ASC 740] required a reduction of the acquirer's valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The Company adopted the requirements of SFAS No. 141R [ASC 805] effective January 1, 2009. The impact of adopting SFAS No. 141R [ASC 805] was a reduction in the income tax expense and a corresponding increase in net income of $41.1 million (or $0.78 per diluted share) for the year ended 2009.

The Company has identified its federal tax return and its state tax returns in Hawaii as major tax jurisdictions. The federal tax return periods under examination are tax years 2005 and 2007. The Hawaii tax return periods currently under examination are tax years 2002 through 2008.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans

Defined Benefit Plans

Hawaiian sponsors various defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen in exchange for defined contribution plans in prior years. In addition, Hawaiian sponsors two unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots disability benefits.

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets as of December 31, 2009 and 2008:

	2009		2008
Change in benefit obligation	Pension	Other	Pension	Other
	(in thousands)
Benefit obligation, beginning of period	$316,738	$77,201	$298,993	$64,359
Service cost	3,274	4,245	3,152	3,472
Interest cost	18,952	4,742	18,751	4,424
Actuarial (gains) losses	19,733	9,637	13,744	5,976
Assumption changes	—	—	—	—
Benefits paid	(16,906)	(2,258)	(16,799)	(1,963)
less: federal subsidy on benefits paid	N/A	54	N/A	36
Adjustment(a)	969	(824)	(1,103)	897

Benefit obligation at end of year(b)	$342,760	$92,797	$316,738	$77,201

Change in plan assets
Fair value of assets, beginning of period	$160,544	$4,276	$263,621	$3,978
Actual return (losses) on plan assets	43,333	991	(90,456)	(1,067)
Employer contribution	8,730	3,669	4,178	3,328
Benefits paid	(16,906)	(2,258)	(16,799)	(1,963)

Fair value of assets at end of year	$195,701	$6,678	$160,544	$4,276

Funded status
Fair value of plan assets	$195,701	$6,678	$160,544	$4,276
Benefit obligations	342,760	92,797	316,738	77,201

Funded status—underfunded	(147,059)	(86,119)	(156,194)	(72,925)

Amount recognized, end of year	$(147,059)	$(86,119)	$(156,194)	$(72,925)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(14)	$(2,164)	$(12)	$(1,989)
Noncurrent benefit liability	(147,045)	(83,955)	(156,182)	(70,936)

	$(147,059)	$(86,119)	$(156,194)	$(72,925)

(a)
The adjustments represent Plan Amendments related to the removal of the death benefit from certain plans.

(b)
The accumulated pension benefit obligation as of December 31, 2009 and 2008 was $327.5 million and $311.7 million, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

The following actuarial assumptions were used to determine the benefit obligation at December 31:

	Pension		Postretirement		Disability
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
	2009	2008	2009	2008	2009	2008
Discount rate to determine net periodic benefit expense	6.09%	6.16%	6.13%	6.25%	6.05%	6.05%
Discount rate to determine projected benefit obligation	5.79%	6.09%	5.98%	6.13%	5.66%	6.05%
Expected return on plan assets	7.90%	7.90%	N/A	N/A	7.50%	7.50%
Rate of compensation increase	Various +	Various +	N/A	N/A	Various +	Various +

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase which range from 0% to 8.75%.

The estimated amounts for the defined benefit pension plans and other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2010 is $0.2 million and $0.1 million, respectively.

At December 31, 2008, the health care cost trend rate was assumed to be 9.0% for 2009 and decrease gradually to 5.0% in 2015. At December 31, 2009, the health care cost trend rate was assumed to be 8.5% for 2010 and decrease gradually to 5.0% in 2016. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$1,288	$(1,027)
Effect on postretirement benefit obligation	11,961	(9,725)

Hawaiian develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Hawaiian's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

target allocation of assets by category and the expected long-term rate of return by category at December 31, 2009 are as follows:

	Target	Expected Long-Term Rate of Return
Equity securities	55.0%	12.3%
Fixed income securities	35.0%	4.3%
Other	10.0%	11.7%

	100.0%

In December 2008, the FASB issued Financial Staff Position (FSP) SFAS No. 132(R)-1, "Employers' Disclosures about Post-Retirement Benefit Plan Assets" (SFAS 132(R)-1) [ASC 715-20]. This FSP amends SFAS No. 132 [ASC 230-10] to provide users of financial statements with useful, transparent and timely information about the asset portfolios of post-retirement benefit plans. The Company adopted these additional disclosures for the year ended December 31, 2009.

The table below presents the Company's pension plan and postretirement plan investments (excluding cash) as of December 31, 2009:

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Equity securities
Cash equivalents	55	55	—	—
Common stocks	111,150	111,150	—	—
Real estate investment trusts	8,588	—	8,588	—
Preferred stock	260	260	—	—
Other equities	1,060	1,060	—	—
Fixed income securities
Government bonds	26,959	—	26,959	—
Mortgage-backed securities	956	—	956	—
Corporate bonds	33,121	—	33,121	—
State and Local bonds	1,021	—	1,021	—
Forward contracts	1,105	—	1,105	—
Pooled and mutual funds	1,793	—	1,793	—
Insurance company pooled separate account	3,004	1,039	1,965	—

Total	$189,072	$113,564	$75,508	$—

Postretirement Assets:
Pooled and mutual funds	$6,637	$—	$6,637	$—

Cash equivalents, common stocks, preferred stock and other equities.    These investments are valued at the closing price reported on the active market on which the individual securities are traded.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

Pooled and mutual funds and insurance company pooled separate account.    The pooled and mutual funds are valued at the net asset value of shares held by the plan on a daily basis.

Fixed income securities and real estate investment trusts.    These investments are valued based on quoted prices for similar assets in active markets.

Forward contracts.    Forward contracts consist of foreign currency forward contracts which represent commitments either to purchase or sell foreign currencies at a specified future date and at a specific price. These investments are valued based on quoted prices for similar assets and liabilities in active markets.

The Company made scheduled contributions of $10.5 million and $5.7 million in 2009 and 2008, respectively. Based on current legislation and current assumptions, the Company anticipates contributing $37.5 million to Hawaiian's defined benefit pension plans during 2010. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2010	$17,707	$2,850	$(58)
2011	18,160	3,335	(66)
2012	18,698	3,838	(80)
2013	19,657	4,352	(97)
2014	21,069	4,736	(111)
2015 - 2019	123,209	32,105	(793)

The following table sets forth the net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
Components of Net Periodic Benefit Cost	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Service cost	$3,274	$4,245	$3,152	$3,472	$6,998	$3,062
Interest cost	18,952	4,742	18,751	4,424	18,731	4,162
Expected return on plan assets	(12,072)	(444)	(20,406)	(402)	(19,982)	(276)
Recognized net actuarial (gain) loss	584	(373)	(2,729)	(522)	(2,112)	(83)
Actuarial valuation adjustment(a)	(35)	51	(35)	51	—	—

Net periodic benefit cost	$10,703	$8,221	$(1,267)	$7,023	$3,635	$6,865

(a)
There was a plan change on January 1, 2008 to move the postretirement death benefit from the IAM and salaried pension plans to the other postretirement benefit plans. The amounts of these changes will be amortized over a number of years as a prior service (credit)/cost.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

Defined Contribution Plans

Hawaiian also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Contributions to our defined contributions were $14.3 million, $12.0 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

11. Capital Stock, Stock Compensation and Stock Option Plans

Common Stock

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

No dividends were paid by the Company during the years ended December 31, 2009, 2008 and 2007. Provisions in the Term A and Term B Credit Facility and certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

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

Share Based Compensation

The Company has a stock compensation plan for its and its subsidiaries' officers, other employees, contractors, consultants and non-employee directors. The Company also had a Hawaiian Airlines, Inc. Stock Bonus Plan (Stock Bonus Plan), for which all of the stock was distributed to the Company's eligible employees in 2006 and 2007.

SFAS 123R [ASC 718] requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition, or the fair value at the measurement date (usually the grant date) for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

In accordance with SFAS 123R [ASC 718], the Company records benefits of tax deductions in excess of recognized stock compensation expense as financing cash flows. For the years ended December 31, 2009 and 2008, there were excess tax benefits of $0.2 million, and $0.9 million, respectively, which are classified as financing cash flows in the accompanying Consolidated Statements of Cash Flows. The excess tax benefits for the year ended December 31, 2007 were not significant.

Total share-based compensation expense recognized by the Company under SFAS 123R [ASC 718] was $3.5 million, $2.6 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, $3.7 million of share-based compensation expense related to unvested stock options and other awards (inclusive of $0.6 million for stock options and other awards granted to non-employee directors) attributable to future performance had not yet been recognized, which related expense will be recognized over a weighted average period of approximately 1.2 years.

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

	Year ended December 31,
	2009	2008	2007
Weighted average fair value per share for options granted	$2.02	$2.39	$2.25
Stock options granted during the year	425,000	435,000	603,000
Assumptions:
Weighted average volatility for options granted	75.46%	57.05%	51.40%
Weighted average risk-free rate for options granted	1.36%	2.04%	4.08%
Weighted average expected life rate for options granted	3.6	3.5	5.4
Expected dividend yield	0.00%	0.00%	0.00%

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

Stock option activity during the year ended December 31, 2009 is summarized in the following table:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2008	2,930,737	$4.63
Granted during the period	425,000	$3.80
Exercised during the period	(84,668)	$3.65
Forfeited or expired during the period	(16,666)	$4.63

Outstanding at December 31, 2009	3,254,403	$4.55	5.4	$8,054

Exercisable at December 31, 2009	2,359,750	$4.55	5.8	$5,814

The following table is based on selected ranges of exercise prices for the Company's outstanding and exercisable stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$3.05 - $3.92	997,664	$3.69	5.6	519,334	$3.63	6.2
$4.25 - $5.00	1,787,073	$4.72	5.8	1,672,074	$4.71	5.8
$5.10 - $5.91	351,666	$5.20	3.3	113,340	$5.20	3.2
$6.00 - $6.20	63,000	$6.17	7.1	36,667	$6.20	7.1
$7.00 - $8.45	55,000	$8.32	4.3	18,335	$8.32	4.3

$3.05 - $8.45	3,254,403	$4.55	5.4	2,359,750	$4.55	5.8

The total intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised was $0.3 million, $3.4 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Deferred Stock Units

During 2009 and 2008, the Company also awarded 212,300 and 194,800 deferred stock units, respectively to employees and non-employee directors, pursuant to the Company's 2005 Stock Incentive Plan. These deferred stock units vest over a three-year period and have a grant date fair value equal to

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

the Company's share price on the measurement date. The share-based compensation expense related to these deferred stock units was $1.5 million and $1.2 million for 2009 and 2008, respectively. The share-based compensation expense related to these deferred stock units was not significant for 2007.

Common Stock Warrant

In 2005, RC Aviation LLC (RC Aviation) received a warrant to purchase up to 10% of the fully-diluted shares of the Company's common stock (6,855,685 shares) at an exercise price of $7.20 per share (the Common Stock Warrant). In connection with the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of Common Stock issuable upon exercise of the Common Stock Warrant.

Warrants to acquire approximately 6.0 million shares of the Company's common stock remain outstanding under their original terms until June 1, 2010.

12. Commitments and Contingent Liabilities

Commitments

As of December 31, 2009, the Company had firm aircraft orders consisting of six wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020. Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, will be approximately $44 million in 2010, $90 million in 2011, $197 million in 2012, $168 million in 2013 and $47 million in 2014. The Company has purchase rights for an additional six A330-200 and six A350XB-800 aircraft and can utilize these rights subject to production availability. The Company is scheduled to receive three leased Airbus A330-200 aircraft in 2010.

In early 2010, the Company executed an agreement with a third-party to provide aircraft maintenance services which include fixed payments as well as payments that are variable based on flight hours for our Airbus fleet through 2027. The Company also has commitments to third-party service providers for reservations, IT and accounting services through 2017. Committed expenditures will be approximately $20 million in 2010, $20 million in 2011, $19 million in 2012, $17 million in 2013 and $19 million in 2014.

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of such proceedings will have a material effect on the Company's operations, business or financial condition.

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

Credit Card Holdback

Under Hawaiian's credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $25.7 million at December 31, 2009. The funds are interest-bearing and are subsequently made available to the Company as air travel is provided. The agreement with Hawaiian's largest credit card processor (Credit Card Agreement) also contains financial triggers which require, among other things, that we maintain a minimum amount of unrestricted cash and short-term investments as defined in the agreement (Unrestricted Cash Trigger), and maintain certain levels of debt service coverage and operating income.

As of December 31, 2009, the holdback was 25% of the applicable credit card air traffic liability. If these specific financial triggers are not met in the future and the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

13. Related Party Transactions

On June 1, 2005, members of RC Aviation, as well as RC Aviation itself and its managing member, RC Aviation Management, LLC, purchased the aggregate $60 million of the Company's Series A Notes and Series B Notes (the Notes), pursuant to the Restructuring Support Agreement, dated as of August 26, 2004, under which the Company and RC Aviation agreed to raise the funding necessary to meet the distribution and payment obligations under the Joint Plan and to ensure that Hawaiian would have at least the minimum amount of cash required by the Joint Plan on June 2, 2005. RC Aviation Management, LLC is the managing member of RC Aviation and its managing member is Lawrence S. Hershfield, the chair of the Company's Board of Directors. A special committee of the Company's Board of Directors approved the terms of the Notes, as well as the Common Stock Warrant described in Note 11, and received fairness opinions in connection therewith. In connection with the issuance of the Notes and the granting of the Common Stock Warrant, the Company and RC Aviation also entered into a Registration Rights Agreement relating to the registration of shares of common stock issuable upon conversion of the Notes and exercise of the Common Stock Warrant.

During 2009, the Company paid consulting fees of approximately $130,000 to Ranch Capital, LLC, an organization for which board members Messrs. Hershfield and Randall L. Jenson serve as chief executive officer and president, respectively.

During 2009, the Company purchased approximately $1.5 million in computer equipment and related services from Dell, Inc. (Dell) and did not have a significant payable balance as of December 31, 2009. Board member Donald J. Carty was formerly employed as Vice Chairman and Chief Financial Officer of Dell and currently serves on Dell's Board of Directors.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information

In accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to provide condensed financial information of Hawaiian Holdings, Inc. as a result of restrictions in Hawaiian's debt agreements. Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007:

Condensed Statements of Operations
Years ended December 31, 2009, 2008 and 2007

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Operating expenses	$3,656	$4,209	$4,229

Operating loss	(3,656)	(4,209)	(4,229)
Nonoperating income	374	486	344

Loss before income taxes and undistributed earnings of Hawaiian Airlines, Inc. and Subsidiaries	(3,282)	(3,723)	(3,885)
Income tax benefit	—	—	1

Loss before undistributed earnings of subsidiaries	(3,282)	(3,723)	(3,884)
Undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	120,002	32,309	10,935

Net income	$116,720	$28,586	$7,051

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information (Continued)

Condensed Balance Sheets
December 31, 2009 and 2008

	December 31,
	2009	2008
	(in thousands)
ASSETS
Current Assets:
Cash	$28,029	$28,015
Other	311	44

Total	28,340	28,059

Gains (losses) in excess of Investment in Hawaiian Airlines, Inc. and Subsidiaries	88,322	(37,638)
Due from Hawaiian Airlines, Inc.	59,807	63,028

Total assets	$176,469	$53,449

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$371	$127
Other	9	9

Total	380	136

Shareholders' equity	176,089	53,313

Total liabilities and shareholders' equity	$176,469	$53,449

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	Years ended December 31,
	2009	2008	2007
	(in thousands)
Operating Activities:
Net income	$116,720	$28,586	$7,051
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	(120,002)	(32,425)	(10,931)
Other operating activities, net	246	(382)	(356)

Net cash used in operating activities	(3,036)	(4,221)	(4,236)
Investing Activities:
Net payments from Hawaiian Airlines	3,252	4,525	4,645

Net cash provided by investing activities	3,252	4,525	4,645

Financing Activities:
Proceeds from exercises of stock options	309	2,310	110
Treausry stock repurchase	(754)	—	—
Repurchases of subordinated convertible notes and warrants	—	12,955	—
Tax benefit from stock option exercise	243	850	23
Other	—	95	—

Net cash (used in) provided by financing activities	(202)	16,210	133

Net increase in cash	14	16,514	542
Cash—Beginning of Period	28,015	11,501	10,959

Cash—End of period	$28,029	$28,015	$11,501

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009:
Operating revenue	$288,624	$292,004	$305,627	$297,051
Operating income	35,946	31,703	23,726	16,109
Nonoperating income (loss)	(6,305)	5,592	(6,756)	(2,819)
Net income	23,534	27,493	30,670	35,023
Net income per common stock share:
Basic	0.46	0.53	0.60	0.68
Diluted	0.46	0.53	0.58	0.66
2008:
Operating revenue	$251,219	$319,192	$339,918	$300,536
Operating income (loss)	(22,008)	48,471	27,309	38,126
Nonoperating income (loss)	2,093	5,874	(12,714)	(33,942)
Net income (loss)	(19,915)	54,345	6,037	(11,881)
Net income (loss) per common stock share:
Basic	(0.42)	1.14	0.13	(0.23)
Diluted	(0.42)	1.09	0.12	(0.23)

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

In the fourth quarter of 2008, the Company recognized $7.8 million in an other-than-temporary impairment of its auction rate securities further discussed in Note 4 as well as $21.3 million of fuel hedge losses. The unrealized loss related to the auction rate security impairment and fuel hedge losses were recorded in nonoperating expenses. The Company recorded income tax expense of $16.1 million in the fourth quarter of 2008.

In the third quarter of 2009, the Company realized nonrecurring tax benefits of approximately $20 million as a result of adopting various tax return accounting policy changes and resulting in an income tax benefit of $13.7 million. In the fourth quarter of 2009, the Company analyzed its tax valuation allowance and based upon this analysis released $25.0 million of its valuation allowance, resulting in an income tax benefit of $21.7 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Honolulu, Hawaii February 18, 2010

ITEM 9B.    OTHER INFORMATION.

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules:

(1)
Financial Statements of Hawaiian Holdings, Inc.

i.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.
Consolidated Statements of Operations for the Years ended December 31, 2009, 2008 and 2007.

iii.
Consolidated Balance Sheets, December 31, 2009 and 2008.

iv.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2009, 2008 and 2007.

v.
Consolidated Statements of Cash Flows for the Years ended December 31, 2009, 2008 and 2007.

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
10.14	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
10.15
Form of Hawaiian Holdings, Inc. Restricted Stock Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
10.16
Form of Hawaiian Holdings, Inc. Deferred Stock Unit Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
10.17	Form of Hawaiian Holdings, Inc. Award Agreement for directors (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
10.18	Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on July 14, 2005).*+
10.19	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as an Exhibit to the Definitive Proxy Statement on Schedule 14A on April 14, 2006).*+
10.20	Employment Agreement, dated as of August 18, 2005, between the Company and Mark B. Dunkerley (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on August 19, 2005).*+
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
10.22.1
First Amendment to Employment Agreement, dated as of November 2008, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.23 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*+
10.22.2
Second Amendment to Employment Agreement, dated as of April 6, 2009, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+
10.23
Executive Severance Agreement, dated as of April 15, 2009, between Hawaiian Airlines, Inc. and David Osborne (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+
10.24	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 9, 2007).*+
10.24.1
First Amendment to Employment Agreement, dated as of April 6, 2009, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+
10.25
Credit Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.08 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 15, 2005).*
10.26
Amendment No. 1 to Credit Agreement, dated August 19, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.33 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
10.27
Amendment No. 2 to Credit Agreement, dated September 8, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., the lenders from time to time party thereto, and Wells Fargo Foothill, Inc. (filed as Exhibit 10.34 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
10.28
Amendment No. 3 to Credit Agreement, dated as of March 13, 2006, by and among the lenders identified on the signature pages thereto, Wells Fargo Foothill, Inc., Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2006).*
10.29
Security Agreement, dated June 2, 2005, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.30
Engine and Spare Parts Security Agreement, dated June 2, 2005, by and between Hawaiian Airlines, Inc. and Wells Fargo Foothill, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.31
General Continuing Guaranty, dated June 2, 2005, by Hawaiian Holdings, Inc. in favor of Wells Fargo Foothill, Inc. (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*

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
10.43
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by the Company on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*
10.44
Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by the Company on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended)*
10.45
Lease Agreement N483HA, dated as of August 29, 2008, between Wells Fargo Bank Northwest, National Association, and Hawaiian Airlines, Inc. for one Boeing 717-200 aircraft (filed as Exhibit 10.45 to the Form 10-k filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N489HA, dated October 9, 2008, with Wells Fargo Bank Northwest, National Association, and a Lease Agreement N490HA, dated December 1, 2008, with Wells Fargo Bank Northwest, National Association, each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N483HA, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements are not being filed herewith.*
10.46
Lease Agreement (Aircraft No. 2), dated as of October 21, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (the "Pegasus Lease Agreement") (filed as Exhibit 10.46 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (Aircraft No. 2). Hawaiian Airlines, Inc. also entered into a Lease Agreement (Aircraft No. 1), dated as of October 21, 2008, with Pegasus Aviation Finance Company relating to the lease of a second Airbus A330-220 aircraft, the terms of which are substantially identical to the terms contained in the Pegasus Lease Agreement, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this lease agreement is not being filed herewith.*

10.47	Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited, and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B Engines (filed as Exhibit 10.47 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement is not being filed herewith.*
10.48
Aircraft Lease Agreement, dated as of October 31, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (filed as Exhibit 10.48 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*
10.49
Amendment No. 1 to Lease Agreement (Aircraft No. 2), dated as of November 10, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines Inc. (filed as Exhibit 10.49 to the Form 10-K filed by the Company on February 26, 2009).*
10.50
Amendment Number One to Aircraft Lease Agreement, dated as of November 10, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. (filed as Exhibit 10.50 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.
14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Previously filed; incorporated herein by reference.

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2009, 2008 and 2007

COLUMN A	COLUMN B	COLUMN C ADDITIONS				COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2009	$983	719		—		(1,009	)(a)	$693

2008	$608	1,240		—		(865	)(a)	$983

2007	$498	447		—		(337	)(a)	$608

2006	$912	(290)		—		(124	)(a)	$498

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2009	$4,063	1,623	(b)	—		(353	)(c)	$5,333

2008	$2,624	1,650	(b)	—		(211	)(c)	$4,063

2007	$1,507	1,044	(b)	—		73	(c)	$2,624

2006	$546	1,051	(b)	—		(90	)(c)	$1,507

Valuation Allowance on Deferred Tax Assets
2009	$121,249	(60,202)		4,594	(d)	—		$65,641

2008	$66,437	2,508		52,304	(d)	—		$121,249

2007	$86,007	(8,114)		(11,456	)(e)	—		$66,437

2006	$116,038	(3,005)		(27,026	)(d)	—		$86,007

(a)
Doubtful accounts written off, net of recoveries.

(b)
Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)
Spare parts and supplies written off against the allowance for obsolescence.

(d)
Reversal of valuation allowance on deferred tax assets recorded directly to other comprehensive income (loss) of $1.5 million offset by a correction to opening deferred tax assets and related valuation allowance of $6.1 million.

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

HAWAIIAN HOLDINGS, INC.
February 18, 2010	By	/s/ PETER R. INGRAM Peter R. Ingram Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2010.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ PETER R. INGRAM Peter R. Ingram	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chair of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ L. TODD BUDGE L. Todd Budge	Director
/s/ DONALD J. CARTY Donald J. Carty	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director

Signature	Title

/s/ SEAN KIM Sean Kim	Director
/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director
/s/ DUANE E. WORTH Duane E. Worth	Director