Form 10-Q
period 2010-03-31
HAWAIIAN HOLDINGS  INC
filed 2010-04-27
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 16, 2010, 51,763,700 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Operating Revenue:
Passenger	$263,397	$254,141
Cargo	18,271	14,909
Other	16,708	19,574
Total	298,376	288,624

Operating Expenses:
Aircraft fuel, including taxes and oil	70,306	50,199
Wages and benefits	72,899	67,465
Aircraft rent	24,114	24,151
Maintenance materials and repairs	35,869	28,779
Aircraft and passenger servicing	14,186	14,620
Commissions and other selling	22,668	17,450
Depreciation and amortization	13,987	12,723
Other rentals and landing fees	13,120	12,494
Other	25,649	24,797
Total	292,798	252,678

Operating Income	5,578	35,946

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(5,003)	(5,250)
Interest income	822	720
Losses on fuel derivatives	(627)	(1,387)
Other, net	(401)	(388)
Total	(5,209)	(6,305)

Income Before Income Taxes	369	29,641

Income tax expense	153	6,107

Net Income	$216	$23,534

Net Income Per Common Stock Share:
Basic	$0.00	$0.46
Diluted	$0.00	$0.46

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$232,236	$300,738
Restricted cash	32,632	25,731
Short-term investments	77,482	1,040
Total cash, restricted cash and short-term investments	342,350	327,509
Accounts receivable, net of allowance for doubtful accounts of $800 and $693 as of March 31, 2010 and December 31, 2009	48,996	50,156
Spare parts and supplies, net	18,417	18,282
Deferred tax assets, net	22,488	20,917
Prepaid expenses and other	25,751	24,796
Total	458,002	441,660

Property and equipment, less accumulated depreciation and amortization of $118,182 and $108,548 as of March 31, 2010 and December 31, 2009	339,447	318,884

Other Assets:
Long-term prepayments and other	34,218	35,469
Long-term investments	29,218	29,921
Deferred tax assets, net	4,083	4,083
Intangible assets, net of accumulated amortization of $113,327 and $107,464 as of March 31, 2010 and December 31, 2009	86,343	92,206
Goodwill	106,663	106,663
Total Assets	$1,057,974	$1,028,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,050	$49,509
Air traffic liability	252,988	210,948
Other accrued liabilities	56,805	61,349
Current maturities of long-term debt and capital lease obligations	113,912	62,438
Total	479,755	384,244

Long-Term Debt and Capital Lease Obligations	129,254	190,335

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	224,199	231,000
Other liabilities and deferred credits	48,560	47,218
Total	272,759	278,218

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share, 51,965,351 shares issued and 51,763,700 shares outstanding as of March 31, 2010; 51,680,904 shares issued and 51,479,253 outstanding as of December 31, 2009	516	516
Capital in excess of par value	241,538	240,608
Treasury stock, 201,651 shares, at cost, at March 31, 2010 and December 31, 2009	(754)	(754)
Accumulated deficit	(32,608)	(32,824)
Accumulated other comprehensive loss	(32,486)	(31,457)
Total	176,206	176,089
Total Liabilities and Shareholders’ Equity	$1,057,974	$1,028,886

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(unaudited)
Net cash provided by Operating Activities	$45,058	$50,909

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(30,271)	(1,577)
Purchases of investments	(76,467)	—
Sales of investments	21	521
Net cash used in investing activities	(106,717)	(1,056)

Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(7,003)	(6,673)
Treasury stock repurchase	—	(638)
Proceeds from exercise of stock options	160	20
Net cash used in financing activities	(6,843)	(7,291)

Net (decrease) increase in cash and cash equivalents	(68,502)	42,562

Cash and cash equivalents - Beginning of Period	300,738	203,872

Cash and cash equivalents - End of Period	$232,236	$246,434

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

The accompanying unaudited financial statements of Hawaiian Holdings, Inc. (the Company) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Frequent flyer program

HawaiianMiles, the Company’s frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program.  The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines.  The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed.  Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance.  The breakage factor is estimated based on an analysis of historical data on actual expirations.

During the three months ended March 31, 2010, the Company changed its estimate used to compute the fuel component of the incremental cost of providing travel awards to a 12-month forward average price to better reflect the anticipated cost of fuel in the calculation.  Prior to this change, the cost of fuel was calculated based on an average of the 12-month historical cost and 12-month forward price.  The impact of recording the change in estimate for the three months ended March 31, 2010 was a decrease of approximately $1 million to net income or $0.01 per diluted share.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs).  The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses for the entity or the right to receive the entity’s residual returns.  The Company adopted this accounting standard on January 1, 2010 and it did not have an impact on its consolidated financial statements.

In October 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB), or EITF, reached a final consensus on Issue 08-01, Revenue Arrangements with Multiple Deliverables, which will update Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals.  Additionally, Issue 08-01 will require enhanced disclosures in the financial statements.  This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011.  The Company is currently evaluating the requirements of this pronouncement and has not determined the impact and likely timing of such impact that this standard will have on its consolidated financial statements.

2. Earnings Per Share

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Denominator:
Weighted average common stock shares outstanding - Basic	51,862	51,618
Assumed exercise of equity awards and warrants	1,373	53
Weighted average common stock shares outstanding - Diluted	53,235	51,671
Net income per common share:
Basic	$0.00	$0.46
Diluted	$0.00	$0.46

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Stock options	91	2,671
Warrants	—	5,974

3.  Fair Value Measurements

ASC 820, “Fair Value Measurements” (ASC 820) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The table below presents the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$201,411	$201,411	$—	$—
Short-term investments:
U.S. tresury bills	76,462	76,462		—
U.S. government-sponsored enterprise notes	1,020	—	1,020	—
Fuel derivative contracts, net*:
Crude oil caps	1,424	—	1,424	—
Crude oil collars	1,309	—	1,309	—
Long-term investments	29,218	—	—	29,218
Total assets measured at fair value	$310,844	$277,873	$3,753	$29,218

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$290,593	$290,593	$—	$—
Short-term investments:
U.S. government-sponsored enterprise notes	1,040	—	1,040	—
Fuel derivative contracts, net*:
Crude oil caps	2,503	—	2,503	—
Crude oil collars	1,061	—	1,061	—
Long-term investments	29,921	—	—	29,921
Total assets measured at fair value	$325,118	$290,593	$4,604	$29,921

*As of March 31, 2010 and December 31, 2009, the fuel derivative contract assets are reported in Prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents and Short-term investments.  The Company’s cash equivalents consist of money market securities that are considered to be highly liquid and easily tradable as Level 1 within the fair value hierarchy.  The Company’s short-term investments consist of U.S. treasury bills and U.S. government-sponsored enterprise notes with contractual maturities less than twelve months and are classified as Level 1 and Level 2 investments, respectively.  The cash equivalents and U.S. treasury bills are valued using inputs observable in active markets for identical securities.  The fair value of the U.S. government-sponsored enterprise notes is valued using inputs observable in active markets for similar securities.

Long-term investments.  At March 31, 2010, the Company held auction rate security tax-exempt bond investments at a par value of $32.3 million and a fair value of $29.2 million. The contractual maturities for the tax-exempt bonds underlying these auction rate securities are approximately 15 years with an interest rate that resets every seven days and is currently equal to 1.75 times the seven-day London Interbank Bank Offered Rate (LIBOR) plus a spread based on the current credit rating of the bonds. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continued to fail through the first quarter of 2010. While the Company continued to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not auctioning and, therefore, do not have a readily determinable market value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities which is included in Long-term investments in the table above.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax-exempt bonds.  The Company used a 6.5% discount rate based on the credit quality of similar investments and their related insurance enhancements.  Additionally, an illiquidity discount of 2% is added to the base discount rate to incorporate the illiquidity present in the market for these securities.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the quarter ended March 31, 2010 is as follows:

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2009	$29,921
Accretion of discount	425
Unrealized net losses:
Included in other comprehensive income	(1,128)
Balance as of March 31, 2010	$29,218

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil caps (or call options) and collars which are not traded on a public exchange.  The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

Goodwill and intangible assets.  The Company performs its annual assessment of impairment on goodwill and intangible assets under the framework of ASC 820 on each October 1st.  Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  At March 31, 2010 there were no indicators of impairment that would have required an updated assessment of recorded values.

On January 21, 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), “Improving Dislcosures about Fair Value”.  This ASU required additional disclosures and clarification of certain existing disclosures to provide users of the financial statements with transparency in financial reporting.  The Company adopted the additional disclosure requirements under ASU 2010-06 for the quarter ended March 31, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 reconciliation which will be effective for the Company in the quarter ended March 31, 2011.

4.  Financial Instruments and Risk Management

Financial Instruments

All investments are classified as available-for-sale and stated at fair value.  Investments as of March 31, 2010 and December 31, 2009 recorded at fair value consisted of:

	March 31, 2010	December 31, 2009
	(in thousands)
Auction rate securities	$29,218	$29,921
U.S. government-sponsored enterprise notes	1,020	1,040
U.S. treasury bills	76,462	—
	$106,700	$30,961

Gross unrealized gains and losses for all U.S. government-sponsored enterprise notes and U.S. treasury bills were not material.

The table below shows the fair value of the auction rate securities and the location of the unrealized gains as of March 31, 2010:

	As of March 31, 2010
	Par Value	Amortized Cost	Fair Value	Unrealized Gains Recorded in AOCI
	(in thousands)
Auction rate securities	$32,300	$29,160	$29,218	$58

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $198.7 million and $208.4 million at March 31, 2010 and December 31, 2009, respectively, was approximately $182.9 million and $191.4 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as crude oil caps (or call options) and collars (a combination of call options and put options).  During the three months ended March 31, 2010, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense.  As of March 31, 2010, the Company had outstanding fuel derivative contracts covering 39 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under ASC Topic 815, “Derivatives and Hedging” (ASC 815) for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating (income) expense in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three months ended March 31, 2010 and 2009, where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Derivatives Not Designated as Hedging Instruments Under ASC 815
Losses on fuel derivatives recorded in Nonoperating income (expense):
Nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Losses realized at settlement	$(761)	$(10,964)
Reversal of prior period unrealized amounts	(254)	7,947
Unrealized gains on contracts that will settle in future periods	388	1,630
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(627)	$(1,387)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
Derivatives not designated as hedging	Balance Sheet	Assets as of		Liabilities as of
instruments under ASC 815	Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$2,740	$3,655	$7	$91

As of March 31, 2010 and December 31, 2009, there were no fuel derivative contracts designated as cash flow hedges.

5. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other  postretirement plans for the three months ended March 31, 2010 and 2009 included the following:

	Three Months Ended March 31,
Components of Net Period Benefit Cost	2010	2009
	(in thousands)
Service cost	$2,349	$1,827
Interest cost	6,326	5,966
Expected return on plan assets	(4,157)	(3,129)
Recognized net actuarial loss	103	93
Net periodic benefit cost	$4,621	$4,757

The Company made contributions of $10.9 million to its defined benefit and other postretirement plans during the three months ended March 31, 2010 and expects to make contributions in the amount of $26.7 million during the remainder of 2010.

In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) and, together with HR 3590, the Acts. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts, the impact of which are currently not determinable, include the excise taxes for health insurance plans with annual premiums in excess of certain thresholds. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, a re-measurement of the Company’s retiree plan liabilities is not required at this time.  In addition, the Company may consider plan amendments in future periods that may have accounting implications.

6. Income Taxes

The Company recorded income tax expense of $0.2 million for the three months ended March 31, 2010.  The tax expense differed from the statutory rate due to the related impact that permanent tax differences have on the Company’s full year 2010 financial projections.

No cash payments for federal and state income taxes were made during the quarter ended March 31, 2010.  Cash payments for federal and state income taxes totaled $14.6 million during the quarter ended March 31, 2009.

The Company reviewed the impact of the Acts on its deferred tax assets.  Although the elimination of this tax advantage does not take effect until 2013 under the Acts, the Company is required to review the full accounting impact on its financial statements in the period in which the Acts are signed.  The Acts resulted in the elimination of deferred tax assets and its corresponding valuation allowance of $1.5 million during the quarter ended March 31, 2010 as a result of the changes in tax laws.  The changes in tax laws did not have an effect on the Company’s income from continuing operations for the quarter ended March 31, 2010.

At December 31, 2009, the Company partially released $25 million of its valuation allowance.  If the Company’s operations continue at current levels and it gains additional positive earnings history, future reversals of its valuation allowance may occur.  The Company reviews its tax valuation allowance on an annual basis or as events occur that may impact its position.

7. Comprehensive Income

The components of comprehensive income included the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net income	$216	$23,534
Other comprehensive income (loss):
Change in unrealized net gains (losses) on short and long-term investments	(1,132)	2,571
Amortization of net actuarial losses on employee benefit plans	103	174
Total comprehensive income (loss)	$(813)	$26,279

8. Commitments and Contingent Liabilities

Commitments

On March 3, 2010, the Company entered into an Amendment to the Airbus A330/A350XB Purchase Agreement (the Amendment).  Under the Amendment, the Company exercised its option to purchase one additional A330-200 aircraft, which is scheduled to be delivered in the second quarter of 2011.  The Company continues to retain its purchase rights with respect to five other A330-200 aircraft and six A350XWB-800 aircraft.  In addition, in an effort to optimize the utilization of its current fleet so that the termination of its Boeing 767 fleet coincides with the delivery dates of the incoming Airbus A330-200 aircraft, during the first quarter of 2010, the Company executed an amendment to extend the lease term for one of its Boeing 767 aircraft by approximately one year from September 2010 to October 2011.

As of March 31, 2010, the Company’s firm aircraft orders consisted of seven-wide body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020.  Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, maintenance services including fixed payments as well as variable payments based on flight hours, and commitments to its third-party service providers for reservations, IT and accounting services approximate $66 million for the remaining nine months of 2010, $168 million in 2011, $215 million in 2012, $185 million in 2013 and $66 million in 2014.

The Company is currently evaluating and considering its financing options to complete the purchase of these aircraft and related costs.  The Company has a $25 million revolving line of credit under its Term A facility, with no outstanding borrowings and $19.8 million available (net of various letters of credits held as reserve) as of March 31, 2010.

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

Credit Card Holdback

Under its credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $32.6 million at March 31, 2010.  The funds are interest-bearing and are subsequently made available to the Company when air travel is provided.  The agreement with its largest credit card processor also contains financial triggers which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured on a quarterly basis.  Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on these specific financial triggers.

As of March 31, 2010, the holdback was 25% of the applicable credit card air traffic liability.  Depending on the Company’s performance of these financial triggers in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees at airports in Hawaii; statements regarding compliance with potential environmental regulations; potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; statements regarding the availability of financing; potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements, including our Annual Report on Form 10-K for the year ended December 31, 2009.  All forward-looking statements included in this document are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian also operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of December 31, 2009.  At March 31, 2010, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes and 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes.  Based in Honolulu, Hawaiian had approximately 3,876 active employees as of March 31, 2010.

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

First Quarter Highlights

•                  Passenger yield increased by 5.8%.

•                  Exercised a purchase right with respect to an additional Airbus A330-200 aircraft in March 2010 with an expected delivery date in the second quarter of 2011.

•                  Recognized as the nation’s #1 carrier for on-time performance and fewest flight cancellations by the U.S. Department of Transportations’ Air Travel Consumer Report for January and February 2010.

•                  Recognized as the nation’s #1 airline for overall quality in 2009 in the 20th annual Airline Quality Rating study.

•                  Ratified contracts with the Air Line Pilots Association (ALPA) and the International Association of Machinists and Aerospace Workers — Clerical Division (IAM-C), and reached a tentative agreement (which was ratified in April 2010) with the International Association of Machinists and Aerospace Workers — Mechanical Division (IAM-M).

•                  Applied to the U.S. Department of Transportation for approval to introduce nonstop flights between Honolulu and Tokyo’s Haneda International Airport starting in late October 2010.

Results of Operations

Statistical Data (unaudited)

	Three Months Ended March 31,
	2010		2009
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	1,999		1,995
Revenue passenger miles (RPM)	1,919,661		1,959,551
Available seat miles (ASM)	2,297,467		2,391,873
Passenger revenue per ASM (PRASM)	11.46	¢	10.63	¢
Passenger load factor (RPM/ASM)	83.6%		81.9%
Passenger revenue per RPM (Yield)	13.72	¢	12.97	¢

Total Operations:
Operating revenue per ASM (RASM)	12.99	¢	12.06	¢
Operating cost per ASM (CASM)	12.74	¢	10.56	¢
Aircraft fuel expense per ASM	3.06	¢	2.10	¢
Revenue passengers flown	1,999		1,996
Revenue block hours operated (actual)	26,540		27,645
RPM	1,919,661		1,960,086
ASM	2,297,467		2,392,553
Gallons of jet fuel consumed	32,514		33,817
Average cost per gallon of jet fuel (actual) (a)	$2.16		$1.48

(a)           Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $298.4 million for the three months ended March 31, 2010, a 3.4% increase over operating revenue of $288.6 million for the same three-month period in 2009, driven mainly by the increase in passenger revenue.

The increase in passenger revenue of $9.3 million as compared to the same three month period in 2009 was due primarily to increased yield (passenger revenue per revenue passenger mile) on our interisland routes slightly offset by a decrease in traffic on our transpacific routes.  The increased yield on our interisland routes reflects an improved pricing environment following the announcement of a joint venture between our two largest competitors during fourth quarter 2009 and a subsequent reduction in our capacity as well as overall industry capacity on the routes.  Absent subsequent changes in industry capacity levels or the level of customer demand, we expect increased yields on the interisland routes throughout 2010 compared to the prior year.  The detail of changes in revenue is described in the table below.

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$(5.7)	1.3%	(5.0)%	(4.0)%
Interisland	12.8	13.2	2.9	(8.4)
South Pacific/Australia/Asia	2.2	0.2	17.6	0.2
Total scheduled	$9.3	5.8%	(2.0)%	(3.9)%

Cargo revenue increased by $3.4 million or 22.6% for the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to an increase in checked baggage revenue.  Other operating revenue decreased by $2.9 million or 14.6% for the three months ended March 31, 2010 compared to the comparable three month period in 2009, primarily due to a decrease in the marketing component of our frequent flyer revenue due to a change in our revenue deferral rate in the fourth quarter of 2009.

Operating Expenses

Operating expenses were $292.8 million and $252.7 million for the three months ended March 31, 2010 and 2009, respectively.  The change in operating expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is detailed below.

	Three Months Ended	Change from Three Months Ended March 31, 2009
	March 31, 2010	$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$70,306	$20,107	40.1%
Wages and benefits	72,899	5,434	8.1
Aircraft rent	24,114	(37)	(0.2)
Maintenance materials and repairs	35,869	7,090	24.6
Aircraft and passenger servicing	14,186	(434)	(3.0)
Commissions and other selling	22,668	5,218	29.9
Depreciation and amortization	13,987	1,264	9.9
Other rentals and landing fees	13,120	626	5.0
Other	25,649	852	3.4
Total	$292,798	$40,120	15.9%

Aircraft Fuel

Aircraft fuel expense increased $20.1 million, or 40.1%, in the three months ended March 31, 2010 compared to three months ended March 31, 2009.  The variance is attributable to the increase in the cost of aircraft fuel as illustrated in the following table:

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	32,514	33,817	(3.9)%
Fuel price per gallon, including taxes and delivery	$2.16	$1.48	45.9%
Aircraft fuel expense	$70,306	$50,199	40.1%

During the three months ended March 31, 2010 and 2009, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded losses from our fuel hedging activities of $0.6 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in losses for our fuel hedge operations for the three months ended March 31, 2010 is due to a $2.0 million decrease in losses realized on settled contracts partially offset by a decrease of $1.2 million of unrealized gains recognized in the current period for derivative contracts settling in future periods.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus losses (less gains) realized through actual cash payments to (receipts from) hedge counterparties for fuel derivatives settled in the period.  For the three months ended March 31, 2010 and March 31, 2009, economic fuel expense was $71.1 million ($2.19 per gallon) and $61.2 million ($1.81 per gallon), respectively.  Economic fuel expense for the three months ended March 31, 2010 and 2009 is calculated as follows:

	Three Months Ended March 31,
	2010	2009	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense	$70,306	$50,199	40.1%
Realized losses on settlement of fuel derivative contracts	761	10,964	(93.1)%
Economic fuel expense	$71,067	$61,163	16.2%
Fuel gallons consumed	32,514	33,817	(3.9)%
Economic fuel costs per gallon	$2.19	$1.81	21.0%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $5.4 million from the three months ended March 31, 2009 to the three months ended March 31, 2010 due to several factors including pay rate increases which became effective during the first quarter of 2010 as a result of the ratification of contract agreements with several of our organized labor groups, training and transition costs as we prepare for the first two A330-200 aircraft deliveries in the second quarter of 2010, and higher payroll taxes due to higher unemployment insurance taxes in Hawaii.  For the remainder of 2010, we expect that training and transition costs will decline and we expect productivity improvements as a result of our recently ratified contracts which will mitigate in part the impact of pay rate increases and higher state unemployment taxes.

Maintenance materials and repairs

Maintenance materials and repairs increased by approximately $7.1 million in the three months ended March 31, 2010 as compared to the comparable 2009 period primarily due to an increase in scheduled heavy maintenance for our aircraft and engines.  In the three months ended March 31, 2010, we had an increase in scheduled airframe heavy maintenance events for our Boeing 767 and Boeing 717 aircraft as compared to the comparable period in 2009.  During the three months ended March 31, 2010, we also incurred higher engine overhaul expense for Boeing 767 engines not subject to power-by-the-hour arrangements.

Commissions and other selling expenses

Commission and other selling expense increased $5.2 million in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  This increase was due to an increase of approximately $2.3 million in our frequent flyer expense resulting from a higher incremental cost for future travel awards due to the increase in fuel prices and the change in estimate used to compute the fuel component of the incremental cost of providing travel awards as discussed in Note 1 of the notes to the unaudited Consolidated Financial Statements.  During the three months ended March 31, 2010, advertising fees, sales commissions and booking fees also increased as compared to the comparable period in 2009.

Nonoperating Income and Expense

Nonoperating expense, net, was $5.2 million for the three months ended March 31, 2010, as compared to nonoperating expense, net, of $6.3 million for the three months ended March 31, 2009.  The decrease for the three months ended March 31, 2010 is primarily due to the $0.8 million decrease in fuel hedging losses.

Income Tax Expense

We had an effective tax rate of 41.5 percent and recognized income tax expense of $0.2 million for the three months ended March 31, 2010 compared to an effective tax rate of 20.6 percent and income tax expense of $6.1 million for the three months ended March 31, 2009.  See Note 6 of the notes to the unaudited Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of March 31, 2010, we had $309.7 million in cash, cash equivalents, and short-term investments representing an increase of $7.9 million from December 31, 2009.  We also had restricted cash of $32.6 million and $25.7 million at March 31, 2010 and December 31, 2009, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us when the related travel is provided to our passengers.  Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $45.1 million for the three months ended March 31, 2010, a decrease of $5.9 million compared to the same period in 2009.  The decrease was primarily due to an increase in our aircraft fuel expense of $20.1 million offset by the timing of our cash receipts and cash payments which favorably impacted our net cash provided by operating activities.

Net cash used in investing activities was $106.7 million for the three months ended March 31, 2010 compared to $1.1 million for the same period in 2009.  During the three months ended March 31, 2010, we used $30.3 million of cash for purchases of property and equipment and purchased $76.5 million of short-term investments.  During the three months ended March 31, 2009, Hawaiian used $1.6 million for purchases of property and equipment.

Net cash used in financing activities was $6.8 million and $7.3 million for the three months ended March 31, 2010 and 2009, respectively, primarily for repayments of long-term debt and capital lease obligations.

Capital Expenditures

As of March 31, 2010, our firm aircraft orders consisted of seven wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020.  Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, maintenance services including fixed payments as well as variable payments based on flight hours, and commitments to our third-party service providers for reservations, IT and accounting service approximates $66 million for the remaining nine months in 2010, $168 million in 2011, $215 million in 2012, $185 million in 2013 and $66 million in 2014.

We expect our total capital expenditures for 2010 to total approximately $50 to $60 million.  In order to complete the purchase of these aircraft and related costs, we must secure acceptable aircraft financing.  The amount of financing required will depend on the aircraft.  We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all.  The inability to secure such financing could have a material adverse effect on us.

Covenants under our Financing Arrangements

The terms of our Term A and Term B credit facilities restrict our ability to, among other things, incur certain additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  These agreements also contain covenants that require us to meet certain financial tests.  If we are not able to comply with the terms of these agreements, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of March 31, 2010, we were in compliance with these covenants.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $32.6 million at March 31, 2010.  The funds are interest-bearing and are subsequently made available to us as air travel is provided.  The agreement with our largest credit card processor also contains financial triggers which are based upon the amount of unrestricted cash and short-term investments, levels of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on these specific triggers.

As of March 31, 2010, the holdback was 25% of the applicable credit card air traffic liability.  Depending on our performance of these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Auction Rate Securities

At March 31, 2010, we have investments in tax-exempt municipal auction rate securities at a $32.3 million par value and $29.2 million fair value which were included in long-term investments in the unaudited Consolidated Balance Sheets at March 31, 2010.  While we continue to earn interest on our auction rate security investments at the contractual rate, these investments are not currently auctioning on a regular basis and; therefore, do not currently have a readily available market or valuation.  In 2009, we received a mandatory redemption payment of $3.2 million We continue to believe that the market for these instruments may take in excess of twelve months to fully recover and as such continue to classify the remaining investment as long-term investments in the unaudited Consolidated Balance Sheets at March 31, 2010.

Pension and Postemployment Benefit Plan Funding

Hawaiian made contributions of $10.9 million during the three months ended March 31, 2010 to its defined benefit pension and disability plans, and anticipates contributing $26.7 million during the remainder of 2010.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions.  For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Frequent Flyer Accounting

HawaiianMiles, Hawaiian’s frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. Hawaiian utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program.  We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines.  We estimate the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed.  Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance.  The breakage factor is estimated based on an analysis of historical data on actual expirations.

In March 2010, we changed our estimate used to compute the incremental cost of fuel to a 12-month forward average price.  Prior to this change, the incremental cost of fuel was calculated based on an average 12-month historical cost and 12-month forward price.  The impact of recording the change in estimate for the three months ended March 31, 2010 was a decrease of approximately $1 million to net income, or $0.01 per diluted share.

Tax valuation allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of Hawaiian’s deferred tax assets will not be realized.  The ultimate realization of Hawaiian’s deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible.  If our operations continue at current levels and we gain additional positive earnings history, future reversals of our valuation allowance may occur.  For additional information in income taxes, see Note 6 to the notes to the unaudited Consolidated Financial Statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk.  We have market- sensitive instruments in the form of variable rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 24.0% and 19.9%, respectively of our operating expenses for the three months ended March 31, 2010 and 2009.  Based on gallons expected to be consumed in 2010, for every one-cent increase in the cost of jet fuel, Hawaiian’s annual fuel expense would increase by approximately $1.4 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2010, our fuel hedge program primarily consists of crude oil caps (or call options) and collars (a combination of call options and put options of crude oil).  Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar.”

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of March 31, 2010, the fair value of these fuel derivative agreements reflected an asset of $2.7 million and is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of April 16, 2010 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Ceiling Price (Per Gallon)	Ceiling Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged	Weighted Average Floor Price (Per Gallon)	Floor Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged
Second Quarter 2010:
Crude Oil	$2.02	$2.26 - $1.73	17,766	56%	$1.65	$1.74 - $1.42	7,098	23%
Third Quarter 2010:
Crude Oil	$2.15	$2.33 - $1.92	13,104	42%	$1.70	$1.79 - $1.53	9,198	29%
Fourth Quarter 2010:
Crude Oil	$2.21	$2.36 - $2.04	8,190	26%	$1.71	$1.79 - $1.60	6,678	21%
First Quarter 2011:
Crude Oil	$2.24	$2.35 - $2.09	3,066	10%	$1.70	$1.78 - $1.59	2,310	7%

*                      in thousands

We expect to continue our program of hedging some of our future fuel consumption with a combination caps and collars.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable rate debt and interest income earned on our cash deposits and short-term investments.  Our debt agreements include the Term A credit facility, Term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In 2009, we received an advance payment of $24.1 million through the execution of an amendment of our agreement with our co-branded credit card partner which we recognized as debt in accordance with ASC 470-10 “Sales of Future Revenue” for the forward sale of miles.

At March 31, 2010, we had $107.8 million of fixed rate debt including aircraft capital lease obligations of $43.9 million and non-aircraft capital lease obligations of $0.5 million.  At March 31, 2010, we had $135.4 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.24%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable rate debt as of March 31, 2010, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.8 million as of March 31, 2010.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

We are not a party to any litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.                                            RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description

10.1†	Complete Fleet Services Agreement, dated as of December 14, 2009, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc.

10.2	Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.

10.3†	Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.

12	Computation of ratio of earnings to fixed charges for the quarter ended March 31, 2010, and the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

April 27, 2010	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer