Form 10-Q
period 2010-06-30
HAWAIIAN HOLDINGS  INC
filed 2010-07-28
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 21, 2010, 51,407,742 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)
Operating Revenue:
Passenger	$277,706	$256,643	$541,103	$510,784
Cargo	20,584	15,148	38,855	30,057
Other	17,599	20,213	34,307	39,787
Total	315,889	292,004	614,265	580,628

Operating Expenses:
Aircraft fuel, including taxes and oil	78,610	54,661	148,916	104,860
Wages and benefits	73,181	66,772	146,080	134,237
Aircraft rent	27,128	28,083	51,242	52,234
Maintenance materials and repairs	29,544	28,201	65,413	56,980
Aircraft and passenger servicing	14,007	14,610	28,193	29,230
Commissions and other selling	17,122	16,266	39,790	33,715
Depreciation and amortization	14,397	13,054	28,384	25,777
Other rentals and landing fees	13,262	13,759	26,382	26,253
Other	24,640	24,895	50,289	49,693
Total	291,891	260,301	584,689	512,979

Operating Income	23,998	31,703	29,576	67,649

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(4,972)	(4,770)	(9,975)	(10,020)
Interest income	1,916	1,743	2,738	2,463
Unrealized loss on securities	—	1,671	—	1,671
(Losses) gains on fuel derivatives	(4,845)	6,510	(5,472)	5,123
Other, net	(186)	438	(587)	50
Total	(8,087)	5,592	(13,296)	(713)

Income Before Income Taxes	15,911	37,295	16,280	66,936

Income tax expense	6,918	9,802	7,071	15,909

Net Income	$8,993	$27,493	$9,209	$51,027

Net Income Per Common Stock Share:
Basic	$0.17	$0.53	$0.18	$0.99
Diluted	$0.17	$0.53	$0.17	$0.98

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$276,235	$300,738
Restricted cash	36,555	25,731
Short-term investments	38,096	1,040
Total cash, restricted cash and short-term investments	350,886	327,509
Accounts receivable, net of allowance for doubtful accounts of $861 as of June 30, 2010 and $693 as of December 31, 2009	43,664	50,156
Spare parts and supplies, net	17,129	18,282
Deferred tax assets, net	20,917	20,917
Prepaid expenses and other	23,147	24,796
Total	455,743	441,660

Property and equipment, less accumulated depreciation and amortization of $128,120 as of June 30, 2010 and $108,548 as of December 31, 2009	352,752	318,884

Other Assets:
Long-term prepayments and other	32,589	35,469
Long-term investments	24,941	29,921
Deferred tax assets, net	4,083	4,083
Intangible assets, net of accumulated amortization of $119,204 as of June 30, 2010 and $107,464 as of December 31, 2009	80,467	92,206
Goodwill	106,663	106,663
Total Assets	$1,057,238	$1,028,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$48,767	$49,509
Air traffic liability	275,755	210,948
Other accrued liabilities	62,467	61,349
Current maturities of long-term debt and capital lease obligations	99,621	62,438
Total	486,610	384,244

Long-Term Debt and Capital Lease Obligations	124,362	190,335

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	213,904	231,000
Other liabilities and deferred credits	47,790	47,218
Total	261,694	278,218

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share, 51,966,351 shares issued and 51,764,700 shares outstanding as of June 30, 2010; 51,680,904 shares issued and 51,479,253 outstanding as of December 31, 2009	519	516
Capital in excess of par value	241,435	240,608
Treasury stock, 201,651, at cost, at June 30, 2010 and December 31, 2009	(754)	(754)
Accumulated deficit	(23,615)	(32,824)
Accumulated other comprehensive loss	(33,013)	(31,457)
Total	184,572	176,089
Total Liabilities and Shareholders’ Equity	$1,057,238	$1,028,886

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(unaudited)
Net cash provided by Operating Activities	$75,940	$74,184

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(53,777)	(10,960)
Purchases of short-term investments	(76,487)	(41,056)
Sales of short-term investments	43,506	977
Net cash used in investing activities	(86,758)	(51,039)

Cash flows from Financing Activities:
Forward sale of miles	—	24,086
Proceeds from exercise of stock options	167	81
Treasury stock repurchase	—	(754)
Repayments of short and long-term debt and capital lease obligations	(13,852)	(13,198)
Net cash provided by (used in) financing activities	(13,685)	10,215

Net increase (decrease) in cash and cash equivalents	(24,503)	33,360

Cash and cash equivalents - Beginning of Period	300,738	203,872

Cash and cash equivalents - End of Period	$276,235	$237,232

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

Frequent flyer program

HawaiianMiles, the Company’s frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program.  The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian Airlines, Inc. or the contractual rate of expected redemption on partner airlines.  The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed.  Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance.  The breakage factor is estimated based on an analysis of historical data on actual expirations.

During the quarter ended March 31, 2010, the Company changed its estimate used to compute the fuel component of the incremental cost of providing travel awards to a 12-month forward average price to better reflect the anticipated cost of fuel in the calculation.  Prior to this change, the cost of fuel was calculated based on an average of the 12-month historical cost and 12-month forward price.  The impact of recording this change in estimate for the three and six months ended June 30, 2010 was a decrease to expenses of $0.6 million and an increase to expenses of $0.5 million, respectively.

Recently issued accounting pronouncements

In October 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB), or EITF, reached a final consensus on Issue 08-01, Revenue Arrangements with Multiple Deliverables, which will update Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals.  Additionally, Issue 08-01 will require enhanced disclosures in the financial statements.  This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011.  The Company is currently evaluating the requirements of this pronouncement and the potential impact that this standard will have on its consolidated financial statements.

2. Earnings Per Share

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, warrants and restricted stock.

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	51,941	51,435	51,901	51,584
Assumed exercise of stock awards and warrants	1,199	420	1,286	236
Weighted average common stock shares outstanding - Diluted	53,140	51,855	53,187	51,820

Net income per common stock share:

Basic	$0.17	$0.53	$0.18	$0.99
Diluted	$0.17	$0.53	$0.17	$0.98

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	(in thousands)

Stock options	67	1,233	107	1,953
Restricted stock	284	—	143	—
Warrants (1)	5,974	5,974	2,987	5,974

(1)           Substantially all of the warrants expired unexercised on June 1, 2010.

3.  Fair Value Measurements

ASC Topic 820, “Fair Value Measurements” (ASC 820) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$253,741	$223,001	$30,740	$—
Short-term investments:
U.S. treasury bills	33,000	33,000	—	—
U.S. government-sponsored enterprise notes	1,021	—	1,021	—
Auction rate securities	4,075	—	—	4,075
Fuel derivative contracts*:
Crude oil caps	368	—	368	—
Crude oil collars	67	—	67	—
Long term investments
Auction rate securities	24,941	—	—	24,941
Total assets measured at fair value	$317,213	$256,001	$32,196	$29,016
Fuel derivative contracts*
Crude oil collars	2,127	—	2,127	—
Total liabilities measured at fair value	$2,127	$—	$2,127	$—

* As of June 30, 2010, the net fuel derivative contract liabilities are reported in Other accrued liabilities in the unaudited Consolidated Balance Sheets.

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

* As of December 31, 2009, the net fuel derivative contract assets are reported in Prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents and Short-term investments.  The Company’s cash equivalents, which consist of money market securities that are considered to be highly liquid and easily tradable, are classified as Level 1 investments and U.S. government sponsored enterprise notes with contractual maturities less than 90 days are classified as Level 2 investments.  The Company’s short-term investments consist of U.S. treasury bills and U.S. government-sponsored enterprise notes with contractual maturities less than twelve months are classified as Level 1 and Level 2 investments, respectively.  The cash equivalents and U.S. treasury bills are valued using inputs observable in active markets for identical securities.  The fair value of the U.S. government-sponsored enterprise notes is valued using inputs observable in active markets for similar securities.  The short-term investments classified as Level 3 relate to the portion of the Company’s investments in auction rate securities, which are due to be repaid within the next 12 months as mandatory redemption.  See below for further discussion on the valuation of the auction rate securities.

Long-term investments.  At June 30, 2010, the Company held auction rate security tax-exempt bond investments at a par value of $32.3 million and a fair value of $29.0 million. The contractual maturities for the tax-exempt bonds underlying these auction rate securities are approximately 15 years with an interest rate that resets every seven days and is currently equal to 1.75 times the seven-day London Interbank Bank Offered Rate (LIBOR) plus a spread based on the current credit rating of the bonds. Typically, the fair value of auction rate security investments approximates par value due to the frequent interest rate resets and liquidation opportunities offered by the auction process. However, starting in the first quarter of 2008, the auction events for these instruments experienced failures and continued to fail through the second quarter of 2010. While the Company continued to earn interest on its auction rate security investments at the maximum contractual rate, these investments are not auctioning and, therefore, do not have a readily determinable market value.

The Company used a discounted cash flow model to determine the estimated fair value of its investment in auction rate securities which is included in Short-term and Long-term investments in the fair value measurements tables above.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, including an illiquidity discount, timing and amount of cash flows, and a duration estimate for the underlying tax-exempt bonds.  The Company used a 4.5% discount rate based on the credit quality of similar investments and their related insurance enhancements.  Additionally, an illiquidity discount of 2% is added to the base discount rate to incorporate the illiquidity present in the market for these securities.

On July 1, 2010, the Company received a sinking fund redemption payment of $4.1 million.  As a result of this transaction, the Company classified $4.1 million of the auction rate securities as short-term investments as of June 30, 2010.  In addition, during July 2010, the Company entered into an agreement to sell its remaining auction rate securities.  As a result, the Company expects to record a pre-tax gain of approximately $1 million during the third quarter of 2010.

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and six months ended June 30, 2010 is as follows:

Three months ended June 30, 2010	Auction rate securities (Level 3)
(in thousands)
Balance as of March 31, 2010	$29,218
Accretion of discount	419
Unrealized net losses:
Included in other comprehensive income	(621)
Balance as of June 30, 2010	$29,016
Less: Amounts classified as short-term investments	(4,075)
Long-term investments as of June 30, 2010	$24,941

Six months ended June 30, 2010	Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2009	$29,921
Accretion of discount	844
Unrealized net losses:
Included in other comprehensive income	(1,749)
Balance as of June 30, 2010	$29,016
Less: Amounts classified as short-term investments	(4,075)
Long-term investments as of June 30, 2010	$24,941

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

Goodwill and intangible assets.  The Company performs its annual assessment of impairment on goodwill and intangible assets under the framework of ASC 820 on each October 1st.  Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  At June 30, 2010 there were no indicators of impairment that would have required an updated assessment of recorded values.

4.  Financial Instruments and Risk Management

Financial Instruments

All investments are classified as available-for-sale and stated at fair value.  Investments as of June 30, 2010 and December 31, 2009 recorded at fair value consisted of:

	June 30, 2010	December 31, 2009
	(in thousands)
Auction rate securities	$29,016	$29,921
U.S. government-sponsored enterprise notes	1,021	1,040
U.S. treasury bills	33,000	—
	$63,037	$30,961

Gross unrealized gains and losses for all U.S. government-sponsored enterprise notes and U.S. treasury bills were not material.

The table below shows the fair value of the auction rate securities and the location of the unrealized losses as of June 30, 2010:

	As of June 30, 2010
	Par Value	Amortized Cost	Fair Value	Unrealized Losses Recorded in AOCI
	(in thousands)
Auction rate securities	$32,300	$29,579	$29,016	$(563)

The gross unrealized losses for the auction rate securities were outstanding less than 12 months as of June 30, 2010.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $180.1 million and $208.4 million at June 30, 2010 and December 31, 2009, respectively, was approximately $165.7 million and $191.4 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as crude oil caps (or call options) and collars (a combination of call options and put options).  During the three and six months ended June 30, 2010, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense.  As of June 30, 2010, the Company had outstanding fuel derivative contracts covering 43 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under ASC Topic 815, “Derivatives and Hedging” (ASC 815) for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating (income) expense in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three and six months ended June 30, 2010 and 2009, where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments	Three months ended June 30,		Six months ended June 30,
Under ASC 815	2010	2009	2010	2009
	(in thousands)
Gains (losses) on fuel derivative recorded in Nonoperating income (expense):
Mark-to-market gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(1,224)	$(213)	(1,985)	$(11,177)
Reversal of prior period unrealized amounts	224	3,192	(262)	11,293
Unrealized gains (losses) on contracts that will settle in future periods	(3,845)	3,531	(3,225)	5,007
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$(4,845)	$6,510	$(5,472)	$5,123

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  No cash collateral was posted with counterparties at June 30, 2010.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivatives not designated as		Fair Value of Derivatives
hedging instruments under	Balance Sheet	Assets as of		Liabilities as of
ASC 815	Location	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$—	$3,655	$—	$91

Fuel derivative contracts	Other accrued liabilities	$435	$—	$2,127	$—

As of June 30, 2010 and December 31, 2009, there were no fuel derivative contracts designated as cash flow hedges.

5.  Debt

Common Stock Warrants

On June 1, 2005, the Company entered into a Note Purchase Agreement with RC Aviation LLC (RC Aviation) pursuant to which RC Aviation and its members purchased from the Company, Series A Subordinated Convertible Notes due June 1, 2010 and Series B Subordinated Convertible Notes due June 1, 2010 (collectively, the Notes), in the aggregate principal amount of $60 million.  In connection with the issuance of the Notes, on June 2, 2005, RC Aviation received a warrant to purchase shares of the Company’s newly designed Series E Preferred Stock (RC Aviation Warrant I).  On July 8, 2005, the RC Aviation Warrant I was automatically exchanged for a warrant to purchase up to 10% of the diluted shares of the Company’s common stock (6,855,685 shares) at an exercise price of $7.20 per share, subject to adjustment as provided therein (RC Aviation Warrant II).  The Company repurchased an aggregate of approximately $5.0 million, $1.9 million and $0.8 million in principal amount of the Notes at their face amount, plus accrued interest, on October 19, 2005, November 23, 2005 and November 25, 2005, respectively, and a corresponding portion of the RC Aviation Warrant II.  After giving effect to the RC Aviation Warrant II repurchases in connection with the Note repurchases, the RC Aviation Warrant II was exercisable for 5,973,384 shares of the Company’s common stock.  In May 2006, RC Aviation distributed the RC Aviation Warrant II to its members (as distributed, the Common Stock Warrants).  All unexercised Common Stock Warrants, exercisable for an aggregate of 5,972,384 shares of the Company’s common stock, expired on June 1, 2010.

Other

During 2009, the Company reached an agreement with its co-branded credit card partner to extend its co-branded credit card agreement and recorded an advance purchase of mileage credits as debt. During the six months ended June 30, 2010, the Company settled approximately $16 million of its outstanding debt balance in a non-cash transaction by issuance of HawaiianMiles to the co-branded credit card partner.  As of June 30, 2010, the remaining outstanding debt balance is $3.6 million.

Term B Credit Facility

Hawaiian, as borrower, has a credit agreement with the Company, as grantor, the lender’s name therein and Canyon Capital Advisors, LLC, as agent for the lenders (the Term B Credit Facility).  During the six months ended June 30, 2010, the Term B Credit Facility’s outstanding debt balance of $57.7 million became current.

6. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and six months ended June 30, 2010 and 2009 included the following:

Components of Net Periodic	Three months ended June 30,		Six months ended June 30,
Benefit Cost	2010	2009	2010	2009
	(in thousands)

Service cost	$2,350	$1,827	$4,699	$3,654
Interest cost	6,326	5,966	12,652	11,932
Expected return on plan assets	(4,156)	(3,129)	(8,313)	(6,258)
Recognized net actuarial loss	102	93	205	186
Net periodic benefit cost	$4,622	$4,757	$9,243	$9,514

The Company made contributions of $14.4 million and $25.3 million during the three and six months ended June 30, 2010, respectively, to its defined benefit pension and disability plans and expects to make contributions in the amount of $11.3 million during the remainder of 2010.

In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) and, together with HR 3590, the Acts.  The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts, the impact of which are currently not determinable, include the excise taxes for health insurance plans with annual premiums in excess of certain thresholds.  The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, re-measurement of the Company’s other postretirement plan obligations is not required at this time.  In addition, the Company may consider plan amendments in future periods that may have accounting implications.

7. Income Taxes

The Company recorded income tax expense of $6.9 million and $7.1 million for the three and six months ended June 30, 2010, respectively.  The tax expense differed from the statutory rate due to the related impact that permanent tax differences have on the Company’s full year 2010 financial projections and the impact of second quarter discrete items explained below.

Cash payments for federal and state income taxes were $2.5 million during the three and six months ended June 30, 2010 and $8.4 million and $23.0 million during the three and six months ended June 30, 2009, respectively.

The Company reviewed the impact of the Acts on its deferred tax assets.  Although the elimination of the tax advantage does not take effect until 2013 under the Acts, the Company is required to review the full accounting impact on its financial statements in the period in which the Acts are signed.  The Acts resulted in the elimination of deferred tax assets and its corresponding valuation allowance of $1.5 million during the quarter ended March 31, 2010 as a result of the changes in tax laws.  The changes in tax laws did not have any significant effect on the Company’s income tax provision during the six months ended June 30, 2010.

During the quarter ended June 30, 2010, the State of Hawaii concluded its examination of the Company’s income tax returns for years 2002 through 2008.  As a result of the examination, the Company recorded a benefit to tax expense for $0.3 million for the quarter ended June 30, 2010.

At December 31, 2009, the Company partially released $25 million of its valuation allowance.  If the Company’s operations continue at current levels and it gains additional positive earnings history, future reversals of its valuation allowance may occur.  The Company reviews its tax valuation allowance on an annual basis or as events occur that may impact its position.

8. Comprehensive Income

The components of comprehensive income included the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$8,993	$27,493	$9,209	$51,027
Other comprehensive income (loss):
Change in unrealized net gains (losses) on derivative instruments and short and long-term investments	(617)	50	(1,749)	2,621
Amortization of net actuarial losses on employee benefit plans	90	174	193	348
Total comprehensive income	$8,466	$27,717	$7,653	$53,996

9. Commitments and Contingent Liabilities

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

As of June 30, 2010, the Company’s firm aircraft orders consisted of seven wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020.  Upon induction of two new Airbus A330-200 into operations in the quarter-ended June 30, 2010, the Company began payments for a new maintenance services contract executed in first quarter of 2010.  Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, maintenance services including fixed payments as well as variable payments based on flight hours, and commitments to its third-party service providers for reservations, IT and accounting services approximate $38 million for the remaining six months of 2010, $168 million in 2011, $215 million in 2012, $185 million in 2013 and $66 million in 2014.

The Company is currently evaluating its financing options to complete the purchase of these aircraft, aircraft related costs, and payment of its current debt obligations.  The Company has a $25 million revolving line of credit under its Term A facility, with no outstanding borrowings and $19.8 million available (net of various letters of credits held as reserve) as of June 30, 2010.

Leases

During the quarter ended June 30, 2010, the Company took delivery of two Airbus A330-200 aircraft under ten year operating lease agreements executed in 2008.

Litigation and Contingencies

The Company is subject to various legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements except as noted below.

Los Angeles Airport Operating Terminal

In December 1985, Hawaiian entered into an agreement with other airlines (as amended in September 1989) for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities).  Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, were obligated to pay their share of debt service payments related to Facilities Sublease Revenue Bonds (Bonds) issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion.  The Corporation leases the Facilities from the Los Angeles World Airports (LAWA) under an agreement accounted for as an operating lease.  In addition, the Corporation was also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

In 2008, litigation between the Corporation and LAWA ensued as a result of LAWA’s attempt to defease the Bonds and terminate the Corporation’s long-term Facilities lease. A settlement was negotiated between the parties in early 2010 under which LAWA would, inter alia, pay the Corporation approximately $29 million and enter into separate leases with the Corporation’s surviving members, including the Company, in exchange for the right to defease the Bonds and terminate the Facilities lease.  On July 1, 2010, the settlement closed and the Company received its share of the settlement pay-out, approximately $9 million.

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

Credit Card Holdback

Under its credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $36.6 million at June 30, 2010.  The funds are interest-bearing and are subsequently made available to the Company when air travel is provided.  The agreement with its largest credit card processor also contains financial triggers which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured on a quarterly basis.  Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to specific financial triggers.

As of June 30, 2010, the holdback was 25% of the applicable credit card air traffic liability.  Depending on the Company’s performance relative to these financial triggers in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

Effective July 1, 2010 the Company amended its agreement with its largest credit card processor.  As a result of this amendment and the Company’s performance relative to the applicable financial triggers, the Company expects its credit card holdback with its largest processor to decrease in subsequent periods.  As discussed above, the level of the Company’s holdback is subject to change as a result of future financial performance relative to the contractual triggers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding training and transition costs and productivity improvements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees at airports in Hawaii; statements regarding aircraft rent expense; statements regarding our total capacity; statements regarding compliance with potential environmental regulations; potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian also operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of March 31, 2010.  At June 30, 2010, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes, 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes and two Airbus A330-200 aircraft for its transpacific routes.  Based in Honolulu, Hawaiian had approximately 3,940 active employees as of June 30, 2010.

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

Second Quarter Highlights

•                  Took delivery of two wide-body Airbus A330-200 aircraft in the 2nd quarter 2010 which began service of daily flights between Honolulu and Los Angeles in June.

•                  Received approval from the U.S. Department of Transportation for one daily nonstop flight between Honolulu and Tokyo’s Haneda Airport starting in late October 2010.

•                  Announced a new international route between Honolulu and Korea’s Seoul-Incheon International Airport with non-stop service four times weekly beginning in January 2011.

•                  Expanded Hawaiian’s code-sharing agreement with Korean Air.

•                  Added flights between Maui and Oakland and Maui and San Diego for the peak summer travel.

•                  Announced new non-stop service between Maui and Las Vegas twice weekly beginning in October 2010.

•                  Recognized as the nation’s #1 carrier for on-time performance and fewest flight cancellations by the U.S. Department of Transportation’s Air Travel Consumer Report for April and May 2010.

Results of Operations

Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2010		2009		2010		2009
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,075		2,079		4,074		4,074
Revenue passenger miles (RPM)	2,107,873		2,051,342		4,027,535		4,010,893
Available seat miles (ASM)	2,462,720		2,434,877		4,760,187		4,826,750
Passenger revenue per ASM (PRASM)	11.28	¢	10.54	¢	11.37	¢	10.58	¢
Passenger load factor (RPM/ASM)	85.6%		84.2%		84.6%		83.1%
Passenger revenue per RPM (Yield)	13.17	¢	12.51	¢	13.44	¢	12.73	¢

Total Operations:
Operating revenue per ASM	12.83	¢	11.99	¢	12.90	¢	12.03	¢
Operating cost per ASM (CASM)	11.85	¢	10.69	¢	12.28	¢	10.63	¢
Aircraft fuel expense per ASM	3.19	¢	2.24	¢	3.13	¢	2.17	¢
Revenue passengers flown	2,076		2,081		4,075		4,076
Revenue block hours operated (actual)	27,674		28,057		54,118		55,694
RPM	2,107,914		2,051,648		4,027,576		4,011,733
ASM	2,462,762		2,435,191		4,760,229		4,827,744
Gallons of jet fuel consumed	34,296		34,307		66,810		68,125
Average cost per gallon of jet fuel (actual) (a)	$2.29		$1.59		$2.23		$1.54

(a)           Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $315.9 million and $614.3 million for the three and six months ended June 30, 2010, respectively, a 8.2% and 5.8% increase over operating revenue of $292.0 million and $580.6 million for the same three and six month period in 2009 driven primarily by an increase in passenger revenue.

The increase in passenger revenue of $21.1 million and $30.3 million for the three and six months ended June 30, 2010 as compared to the same three and six month periods in 2009 were due primarily to increased yield (passenger revenue per revenue passenger mile) on our interisland routes.  The increased yield on our interisland routes reflects reduced availability of discounted fares during 2010 which in part is attributable to a reduction in the level of available industry capacity relative to 2009.  Absent subsequent changes in industry capacity levels or the level of customer demand, we expect increased yields on the interisland routes throughout 2010 compared to the prior year.

Starting in June 2010, we increased our capacity on our transpacific routes with the addition of two Airbus A330-200 aircraft into revenue service.  We expect our total capacity during the quarter ended September 30, 2010 to increase 7% to 9% compared to the same period in 2009.

The detail of changes in revenue is described in the table below:

	Three months ended June 30, 2010 as compared to three months ended June 30, 2009				Six months ended June 30, 2010 as compared to six months ended June 30, 2009
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
Transpacific	$(2.5)	(2.0)%	0.5%	2.4%	$(8.2)	(0.4)%	(2.2)%	(0.8)%
Interisland	17.3	24.2	(0.8)	(7.8)	30.0	18.6	1.0	(8.1)
South Pacific/Australia/Asia	6.3	5.2	24.7	0.9	8.5	(0.3)	21.2	0.6
Total scheduled	$21.1	5.3%	2.8%	1.1%	$30.3	5.6%	0.4%	(1.4)%

Cargo revenue increased in the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 by $5.4 million or 35.9% and $8.8 million or 29.3%, respectively, primarily due to an increase in checked baggage revenue.  Other operating revenue decreased in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 by $2.6 million or 12.9% and $5.5 million or 13.8%, respectively, primarily due to a decrease in the marketing component of our frequent flyer revenue due to a change in our revenue deferral rate in the fourth quarter 2009, and also a decrease in revenue from cancellation penalties.

Operating Expense

Operating expenses were $291.9 million and $584.7 million for the three and six months ended June 30, 2010 and $260.3 million and $513.0 million for the three and six months ended June 30, 2009.  The change in operating expenses for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is detailed below:

	Change from Three Months ended June 30, 2010		Change from Six Months ended June 30, 2010
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$23,949	43.8%	$44,056	42.0%
Wages and benefits	6,409	9.6	11,843	8.8
Aircraft rent	(955)	(3.4)	(992)	(1.9)
Maintenance materials and repairs	1,343	4.8	8,433	14.8
Aircraft and passenger servicing	(603)	(4.1)	(1,037)	(3.5)
Commissions and other selling	856	5.3	6,075	18.0
Depreciation and amortization	1,343	10.3	2,607	10.1
Other rentals and landing fees	(497)	(3.6)	129	0.5
Other	(255)	(1.0)	596	1.2
Total	$31,590	12.1%	$71,710	14.0%

Aircraft Fuel

Aircraft fuel expense increased in the three and six months ended June 30, 2010 as compared to June 30, 2009, by $23.9 million or 43.8% and $44.1 million or 42.0%, respectively.  The variance is attributable to the increase in the cost of aircraft fuel as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Fuel gallons consumed	34,296	34,307	(0.0)%	66,810	68,125	(1.9)%
Fuel price price per gallon, inlcuding taxes and delivery	$2.29	$1.59	44.0%	$2.23	$1.54	44.8%
Aircraft fuel expense	$78,610	$54,661	43.8%	$148,916	$104,860	42.0%

During the three and six months ended June 30, 2010 and 2009, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through non operating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded losses of $4.8 million and $5.5 million for the three and six months ended June 30, 2010, compared to gains of $6.5 million and $5.1 million for the three and six months ended June 30, 2009.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus losses (less gains) realized through actual cash payments to (receipts from) hedge counterparties for fuel derivatives settled in the period.  Economic fuel expense for the three and six months ended June 30, 2010 and 2009 is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense	$78,610	$54,661	43.8%	$148,916	$104,860	42.0%
Realized losses on settlement of fuel derivative contracts	1,224	213	474.6%	1,985	11,177	(82.2)%
Economic fuel expense	$79,834	$54,874	45.5%	$150,901	$116,037	30.0%
Fuel gallons consumed	34,296	34,307	(0.0)%	66,810	68,125	(1.9)%
Economic fuels costs per gallon	$2.33	$1.60	45.6%	$2.26	$1.70	32.9%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 by $6.4 million or 9.6% and $11.8 million or 8.8%, respectively, due to several factors including the ratification of contract agreements with several of our organized labor groups during the first quarter of 2010 which included pay rate increases, increased 401k employer contributions and inclusion in the Company’s profit sharing program, as well as training and transition costs for our new A330-200 aircraft which began service during June 2010.  For the remainder of 2010, we expect that training and transition costs will be moderate and we expect productivity improvements as a result of our recently ratified contracts will mitigate in part the impact of the increases to wages and benefits expense.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $8.4 million or 14.8% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to an increase in scheduled heavy maintenance activity for our Boeing 767 and Boeing 717 aircraft as well as higher engine overhaul expense for our Boeing 767 engines not subject to power-by-the-hour arrangements.  The increase in maintenance materials and repairs expense in the three months ended June 30, 2010 as compared to 2009 was not significant.  In May 2010, we entered into a new maintenance contract for our new Airbus A330-200 aircraft.  As we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, we expect maintenance materials and repairs expense to increase.

Commissions and other selling expense

Commissions and other selling expense increased in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 by $6.1 million or 18.0% primarily due to an increase in volume of tickets sales through credit cards, higher global distribution system booking fee expenses, and increased travel agency commissions.

Depreciation and amortization

Depreciation and amortization increased in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 by $1.3 million or 10.3% and $2.6 million or 10.1%, respectively.  The increase is due to an increase in equipment put into service in 2010 including aircraft winglets and engines as well as increases in software.  We expect the depreciation and amortization expense to increase through the remainder of 2010 as additional equipment and software is put into service.

Nonoperating Income and Expense

Nonoperating expense, net, was $8.1 million and $13.3 million for the three and six months ended June 30, 2010, as compared to nonoperating income, net, of $5.6 million and nonoperating expense, net of $0.7 million for the three and six months ended June 30, 2009.  The increase in nonoperating expense, net, is primarily due to fuel hedging losses for the three and six months ended June 30, 2010 as compared to fuel hedging gains during the comparable periods in 2009.

Income Tax Expense

We had an effective tax rate of 43.4% and recognized income tax expense of $7.1 million for the six months ended June 30, 2010, compared to an effective tax rate of 23.8% and income tax expense of $15.9 million for the six months ended June 30, 2009.

See Note 7 to the notes to the unaudited Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of June 30, 2010, we had $314.3 million in cash, cash equivalents, and short-term investments representing an increase of $12.6 million from December 31, 2009.  We also had restricted cash of $36.6 million and $25.7 million at June 30, 2010 and December 31, 2009, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us when the related travel is provided to our passengers.  Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $75.9 million for the six months ended June 30, 2010, an increase of $1.8 million compared to the same period in 2009.  During the six months ended June 30, 2010, our air traffic liability balance increased by approximately $52 million.  This was offset by higher fuel costs during 2010 as compared to the same period in 2009, as well as approximately $25 million of contributions to our pension and disability plans during 2010.

Net cash used in investing activities was $86.8 million for the six months ended June 30, 2010 compared to $51.0 million for the same period in 2009.  During the six months ended June 30, 2010, we used $53.8 million of cash for purchases of property and equipment including pre-delivery payments, and net purchases of $33.0 million of short-term investments.  During the six months ended June 30, 2009, Hawaiian used $11.0 million for purchases of property and equipment including pre-delivery payments, and net purchases of $40.1 million of short-term investments.

Net cash used in financing activities was $13.7 million for the six months ended June 30, 2010 compared to net cash provided of $10.2 million for the six months ended June 30, 2009.  During the six months ended June 30, 2010 we used cash for repayments of long-term debt and capital lease obligations totaling $13.9 million as compared to the six months ended June 30, 2009 where we received cash of $24.1 million cash from the forward sale of HawaiianMiles offset by $13.2 million of repayments of long-term debt and capital lease obligations.

Capital Expenditures

As of June 30, 2010, our firm aircraft orders consisted of seven wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020.  Upon induction of two new Airbus A330-200 into operations in the quarter-ended June 30, 2010, we began payments for a new maintenance services contract executed in first quarter of 2010.  Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, maintenance services including fixed payments as well as variable payments based on flight hours, and commitments to our third-party service providers for reservations, IT and accounting services approximates $38 million for the remaining six months in 2010, $168 million in 2011, $215 million in 2012, $185 million in 2013 and $66 million in 2014.

We expect our total capital expenditures for 2010 to total approximately $95 to $100 million.  In order to complete the purchase of these aircraft and related costs we must secure acceptable financing.  We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all.  The inability to secure such financing could have a material adverse effect on us.

During the six months ended June 30, 2010, $57.7 million of our Term B Credit Facility became current.  We are currently in discussions with various financial institutions to refinance our outstanding debt balance which we expect to finalize in the third quarter of 2010.

Leases

During the quarter ended June 30, 2010, the Company took delivery of two Airbus A330-200 aircraft under ten year operating lease agreements executed in 2008.

Stock Repurchase Program

On July 1, 2010, the Executive Committee of our Board of Directors approved a stock repurchase program (program) under which we may purchase up to $10 million of our outstanding common stock.  Stock purchases under the program may be made through the open market, established plans or through privately negotiated transactions, as market conditions permit.  The duration of the stock repurchase program is open ended, and the program is subject to modification or termination by us at any time.

Covenants under our Financing Arrangements

The terms of our Term A and Term B credit facilities restrict our ability to, among other things, incur certain additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  These agreements also contain covenants that require us to meet certain financial tests.  If we are not able to comply with the terms of these agreements, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of June 30, 2010, we were in compliance with these covenants.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $36.6 million at June 30, 2010.  The funds are interest-bearing and are subsequently made available to us as air travel is provided.  The agreement with our largest credit card processor also contains financial triggers which are based upon the amount of unrestricted cash and short-term investments, levels of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on these specific triggers.

As of June 30, 2010, the holdback was 25% of the applicable credit card air traffic liability.  Depending on our performance of these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Effective July 1, 2010, we amended our agreement with our largest credit card processor, and as a result of this amendment and our performance relative to the applicable financial triggers, we expect our credit card holdback to decrease in subsequent periods.  As discussed above, the level of our holdback is subject to change as a result of future financial performance relative to the contractual triggers.

Auction Rate Securities

We have investments in tax-exempt municipal auction rate securities at a $32.3 million par value and $29.0 million fair value which were included in short and long-term investments in the unaudited Consolidated Balance Sheets at June 30, 2010.  On July 1, 2010, we received a sinking fund redemption payment of $4.1 million.  In addition, during July 2010, we entered into an agreement to sell our remaining auction rate securities.  As a result, during the third quarter of 2010 we expect to receive cash of approximately $30 million from these transactions and record a pre-tax gain of approximately $1 million.

Pension and Postemployment Benefit Plan Funding

Hawaiian made contributions of $14.4 million and $25.3 million during the three and six months ended June 30, 2010, respectively, to its defined benefit pension and disability plans, and anticipates contributing an additional $11.3 million during the remainder of 2010.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Tax valuation allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of Hawaiian’s deferred tax assets will not be realized.  The ultimate realization of Hawaiian’s deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible.  If our operations continue at current levels and we gain additional positive earnings history, future reversals of our valuation allowance may occur.  For additional information on income taxes, see Note 7 to the notes to the unaudited Consolidated Financial Statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e. jet fuel prices) and interest rate risk.  We have market- sensitive instruments in the form of variable rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 26.9% and 25.5%, of our operating expenses for the three and six months ended June 30, 2010, respectively.  Based on gallons expected to be consumed in 2010, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.4 million.

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

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of June 30, 2010, the fair value of these fuel derivative agreements reflected a net liability of $1.7 million that is reflected in other accrued liabilities in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of July 23, 2010 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Ceiling Price (Per Gallon)	Ceiling Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged	Weighted Average Floor Price (Per Gallon)	Floor Price Range (Per Gallon)	Gallons Hedged*	Percentage of Quarter’s Consumption Hedged
Third Quarter 2010:
Crude Oil	$2.11	$2.36 - $1.73	18,942	60%	$1.72	$1.89 - $1.53	11,130	35%
Fourth Quarter 2010:
Crude Oil	$2.18	$2.42 - $1.89	14,616	46%	$1.74	$1.90 - $1.60	10,458	33%
First Quarter 2011:
Crude Oil	$2.23	$2.46 - $2.01	9,576	30%	$1.74	$1.90 - $1.59	8,820	28%
Second Quarter 2011:
Crude Oil	$2.20	$2.41 - $2.01	4,620	15%	$1.72	$1.89 - $1.61	4,620	15%

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

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  Our debt agreements include the Term A credit facility, Term B credit facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In 2009, we received an advance payment through the execution of an amendment of our agreement with our co-branded credit card partner which we recognized as debt in accordance with ASC 470-10 “Sales of Future Revenue” for the forward sale of miles of which $3.6 million was outstanding as of June 30, 2010.

At June 30, 2010, we had $106.1 million of fixed rate debt including aircraft capital lease obligations of $43.3 million and non-aircraft capital lease obligations of $0.5 million.  At June 30, 2010, we had $117.8 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.35%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable rate debt as of June 30, 2010, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.6 million as of June 30, 2010.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1(1)

Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 6, 2010, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc.

10.2(2)	Employment Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc.

10.3(2)	Type A Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc.

10.4(2)	Type B Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc.

12	Computation of ratio of earning to fixed charges for the six months ended June 30, 2010, and the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 7, 2010.

(2)                                  Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on June 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

July 27, 2010	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer