Form 10-Q
period 2010-09-30
HAWAIIAN HOLDINGS  INC
filed 2010-10-20
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of October 15, 2010, 49,896,137 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)
Operating Revenue:
Passenger	$310,044	$269,199	$851,147	$779,983
Cargo	23,005	16,346	61,860	46,403
Other	18,980	20,082	53,286	59,868
Total	352,029	305,627	966,293	886,254

Operating Expenses:
Aircraft fuel, including taxes and oil	84,410	68,427	233,326	173,287
Wages and benefits	73,747	68,399	219,827	202,636
Aircraft rent	29,824	25,603	81,066	77,837
Maintenance materials and repairs	30,157	37,111	95,570	94,091
Aircraft and passenger servicing	16,497	15,340	44,690	44,570
Commissions and other selling	20,140	15,112	59,930	48,827
Depreciation and amortization	14,452	13,408	42,836	39,185
Other rentals and landing fees	15,310	12,074	41,692	38,327
Other	28,214	26,427	78,502	76,119
Total	312,751	281,901	897,439	794,879

Operating Income	39,278	23,726	68,854	91,375

Nonoperating Income (Expense):
Interest and amortization of debt discounts and issuance costs	(1,934)	(5,140)	(11,909)	(15,160)
Interest income	399	1,203	3,137	3,666
Sale of long-term investments	1,168	555	1,168	2,226
Gains (losses) on fuel derivatives	2,111	(3,310)	(3,361)	1,813
Other, net	1,138	(64)	551	(14)
Total	2,882	(6,756)	(10,414)	(7,469)

Income Before Income Taxes	42,160	16,970	58,440	83,906

Income tax expense (benefit)	11,693	(13,700)	18,764	2,209

Net Income	$30,467	$30,670	$39,676	$81,697

Net Income Per Common Stock Share:
Basic	$0.60	$0.60	$0.77	$1.58
Diluted	$0.59	$0.58	$0.75	$1.57

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$315,515	$300,738
Restricted cash	33,652	25,731
Short-term investments	—	1,040
Total cash, restricted cash and short-term investments	349,167	327,509
Accounts receivable, net of allowance for doubtful accounts of $776 as of September 30, 2010 and $693 as of December 31, 2009	41,352	50,156
Spare parts and supplies, net	19,149	18,282
Deferred tax assets, net	20,917	20,917
Prepaid expenses and other	24,801	24,796
Total	455,386	441,660

Property and equipment, less accumulated depreciation and amortization of $137,871 as of September 30, 2010 and $108,548 as of December 31, 2009	377,777	318,884

Other Assets:
Long-term prepayments and other	37,599	35,469
Long-term investments	—	29,921
Deferred tax assets, net	4,083	4,083
Intangible assets, net of accumulated amortization of $125,070 as of September 30, 2010 and $107,464 as of December 31, 2009	74,601	92,206
Goodwill	106,663	106,663
Total Assets	$1,056,109	$1,028,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,365	$49,509
Air traffic liability	256,034	210,948
Other accrued liabilities	61,130	61,349
Current maturities of long-term debt and capital lease obligations	92,778	62,438
Total	466,307	384,244

Long-Term Debt and Capital Lease Obligations	120,846	190,335

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	205,586	231,000
Other liabilities and deferred credits	56,052	47,218
Total	261,638	278,218

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value per share, 51,966,351 shares issued and 49,896,137 shares outstanding as of September 30, 2010; 51,680,904 shares issued and 51,479,253 outstanding as of December 31, 2009	519	516
Capital in excess of par value	243,044	240,608
Treasury stock, at cost, 2,070,214 shares and 201,651 shares, at September 30, 2010 and December 31, 2009	(10,752)	(754)
Accumulated earnings (deficit)	6,852	(32,824)
Accumulated other comprehensive loss	(32,345)	(31,457)
Total	207,318	176,089
Total Liabilities and Shareholders’ Equity	$1,056,109	$1,028,886

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(unaudited)
Net cash provided by Operating Activities	$102,863	$111,651

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(89,050)	(21,490)
Purchases of short-term investments	(76,485)	(41,056)
Sales of short and long-term investments	108,273	31,578
Net cash used in investing activities	(57,262)	(30,968)

Cash flows from Financing Activities:
Forward sale of miles	—	24,086
Proceeds from exercise of stock options	167	251
Treasury stock repurchase	(9,998)	(754)
Repayments of short and long-term debt and capital lease obligations	(20,993)	(19,978)
Net cash provided by (used in) financing activities	(30,824)	3,605

Net increase in cash and cash equivalents	14,777	84,288

Cash and cash equivalents - Beginning of Period	300,738	203,872

Cash and cash equivalents - End of Period	$315,515	$288,160

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

During the quarter ended March 31, 2010, the Company changed its estimate used to compute the fuel component of the incremental cost of providing travel awards to a 12-month forward average price to better reflect the anticipated cost of fuel in the calculation.  Prior to this change, the cost of fuel was calculated based on an average of the 12-month historical cost and 12-month forward price.  The impact of recording this change in estimate for the three and nine months ended September 30, 2010 was an increase to expenses of $0.1 million and $0.6 million, respectively.

Recently issued accounting pronouncements

In October 2009, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB), or EITF, reached a final consensus on Issue 08-01, Revenue Arrangements with Multiple Deliverables, which will update Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and changes the accounting for certain revenue arrangements.  The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals.  Additionally, Issue 08-01 will require enhanced disclosures in the financial statements.  This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011 and is not expected to apply to many of the Company’s significant multiple element arrangements, until new contracts are executed in future periods.  As a result, the Company does not anticipate the adoption of Issue 08-01 to have a significant impact on its consolidated financial statements upon its initial adoption.

2. Earnings Per Share

On July 1, 2010, the Executive Committee of the Company’s Board of Directors approved a stock repurchase program (Program) under which the Company could purchase up to $10 million of our outstanding common stock.  Stock purchases under the Program could be made through the open market, established plans or through privately negotiated transactions, as market conditions permitted.  As of September 30, 2010, the stock repurchase program is substantially complete; the Company has repurchased an aggregate of 1,868,563 shares at an aggregate cost of $10.0 million.

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, deferred stock, warrants and restricted stock.

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	50,952	51,437	51,580	51,595
Assumed exercise of stock awards and warrants	709	1,327	1,094	600
Weighted average common stock shares outstanding - Diluted	51,661	52,764	52,674	52,195

Net income per common stock share:

Basic	$0.60	$0.60	$0.77	$1.58
Diluted	$0.59	$0.58	$0.75	$1.57

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
	(in thousands)

Stock options	468	74	208	1,339
Deferred stock	282	—	94	—
Restricted stock	717	172	333	1,372
Warrants (1)	—	5,974	1,991	5,974

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$138,916	$138,916	$—	$—
U.S. treasury bills	80,404	—	80,404	—
U.S. government-sponsored enterprise notes	36,800	—	36,800	—
Fuel derivative contracts*:
Crude oil caps	2,732	—	2,732	—
Crude oil collars	659	—	659	—
Total assets measured at fair value	$259,511	$138,916	$120,595	$—
Fuel derivative contracts*
Crude oil collars	$471	$—	$471	$—
Total liabilities measured at fair value	$471	$—	$471	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$290,593	$290,593	$—	$—
Short-term investments:
U.S. government-sponsored enterprise notes	1,040	—	1,040	—
Fuel derivative contracts*:
Crude oil caps	2,503	—	2,503	—
Crude oil collars	1,061	—	1,061	—
Long-term investments	29,921	—	—	29,921
Total assets measured at fair value	$325,118	$290,593	$4,604	$29,921

* As of September 30, 2010, the fuel derivative contract assets and liabilities of $3.4 million and $0.5 million, respectively, are reported net, in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.  As of December 31, 2009, the fuel derivative contract assets of $3.6 million are reported in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents and short-term investments.  The Company’s cash equivalents consist of money market securities, U.S. treasury bills and U.S. government-sponsored enterprise notes.  The money market securities are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.  The U.S. treasury bills and U.S. government-sponsored enterprise notes with contractual maturities less than three months are classified as Level 2 investments and valued using inputs observable in active markets for similar securities.

Long-term investments.  During the quarter ended September 30, 2010, the Company sold all of its remaining auction rate securities for $26.7 million and recognized a pre-tax gain of approximately $1 million through nonoperating income (expense).

The reconciliation of the Company’s assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 is as follows:

Three months ended September 30, 2010	Auction rate securities (Level 3)
(in thousands)
Balance as of June 30, 2010	$29,016
Sale of long-term investments	(26,672)
Redemption	(4,075)
Realized net gains:
Included in earnings	1,168
Reclassified from other comprehensive income	563
Balance as of September 30, 2010	$—

Nine months ended September 30, 2010	Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2009	$29,921
Sale of long-term investments	(26,672)
Redemption	(4,075)
Accretion of discount	844
Realized net gains (losses):
Included in earnings	1,168
Reclassified from other comprehensive income	(1,186)
Balance as of September 30, 2010	$—

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

Goodwill and intangible assets.  The Company performs its annual assessment of impairment on goodwill and intangible assets under the framework of ASC 820 on each October 1st.  Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables.  At September 30, 2010 there were no indicators of impairment that would have required an updated assessment of recorded values.

4.  Financial Instruments and Risk Management

Financial Instruments

All investments are classified as available-for-sale and stated at fair value.  Investments as of September 30, 2010 and December 31, 2009 recorded at fair value consisted of:

	September 30, 2010	December 31, 2009
	(in thousands)
Auction rate securities	$—	$29,921
U.S. government-sponsored enterprise notes	—	1,040
U.S. treasury bills	—	—
	$—	$30,961

Gross unrealized gains and losses for all U.S. government-sponsored enterprise notes and U.S. treasury bills were not material.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $170.4 million and $208.4 million at September 30, 2010 and December 31, 2009, respectively, was approximately $165.5 million and $191.4 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as crude oil caps (or call options) and collars (a combination of call options and put options).  During the three and nine months ended September 30, 2010, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense.  As of September 30, 2010, the Company had outstanding fuel derivative contracts covering 47 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under ASC Topic 815, “Derivatives and Hedging” (ASC 815) for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three and nine months ended September 30, 2010 and 2009, where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

Derivatives Not Designated as Hedging Instruments	Three months ended September 30,		Nine months ended September 30,
Under ASC 815	2010	2009	2010	2009
	(in thousands)
Gains (losses) on fuel derivative recorded in Nonoperating income (expense):
Mark-to-market gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(1,167)	$682	(3,151)	$(10,494)
Reversal of prior period unrealized amounts	1,323	(2,210)	(230)	11,646
Unrealized gains (losses) on contracts that will settle in future periods	1,955	(1,782)	20	661
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$2,111	$(3,310)	$(3,361)	$1,813

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  No cash collateral was posted with counterparties at September 30, 2010.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivatives not designated as		Fair Value of Derivatives
hedging instruments under	Balance Sheet	Assets as of		Liabilities as of
ASC 815	Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$3,391	$3,655	$471	$91

As of September 30, 2010 and December 31, 2009, there were no fuel derivative contracts designated as hedging instruments under ASC 815.

5.  Debt

Common Stock Warrants

On June 1, 2005, the Company entered into a Note Purchase Agreement with RC Aviation LLC (RC Aviation) pursuant to which RC Aviation and its members purchased from the Company, Series A Subordinated Convertible Notes due June 1, 2010 and Series B Subordinated Convertible Notes due June 1, 2010 (collectively, the Notes), in the aggregate principal amount of $60 million.  In connection with the issuance of the Notes, on June 2, 2005, RC Aviation received a warrant to purchase shares of the Company’s newly designed Series E Preferred Stock (RC Aviation Warrant I).  On July 8, 2005, the RC Aviation Warrant I was automatically exchanged for a warrant to purchase up to 10% of the diluted shares of the Company’s common stock (6,855,685 shares) at an exercise price of $7.20 per share, subject to adjustment as provided therein (RC Aviation Warrant II).  The Company repurchased an aggregate of approximately $5 million, $1.9 million and $0.8 million in principal amount of the Notes at their face amount, plus accrued interest, on October 19, 2005, November 23, 2005 and November 25, 2005, respectively, and a corresponding portion of the RC Aviation Warrant II.  After giving effect to the RC Aviation Warrant II repurchases in connection with the Note repurchases, the RC Aviation Warrant II was exercisable for 5,973,384 shares of the Company’s common stock.  In May 2006, RC Aviation distributed the RC Aviation Warrant II to its members (as distributed, the Common Stock Warrants).  All unexercised Common Stock Warrants, exercisable for an aggregate of 5,972,384 shares of the Company’s common stock, expired on June 1, 2010.

Other

During 2009, the Company reached an agreement with its co-branded credit card partner to extend its co-branded credit card agreement and recorded an advance purchase of mileage credits as debt. During the nine months ended September 30, 2010, the Company settled its outstanding debt balance of $20 million in a non-cash transaction by issuance of HawaiianMiles to the co-branded credit card partner.  There is no outstanding balance as of September 30, 2010.

Term A and B Credit Facilities

At September 30, 2010, Hawaiian, as borrower, has credit agreements with the Company, as guarantor, for two term loans (Term A and Term B Credit Facilities) with current outstanding balances.  The Term A Credit Facility has a $17.5 million outstanding balance due December 2010 and the Term B Credit Facility has a $57.7 million outstanding balance due March 2011.  The Company is currently in discussions with several financial institutions for a new credit agreement which is expected to be finalized in the fourth quarter of 2010 in order to refinance these expiring credit facilities.

6. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and nine months ended September 30, 2010 and 2009 included the following:

Components of Net Periodic	Three months ended September 30,		Nine months ended September 30,
Benefit Cost	2010	2009	2010	2009
	(in thousands)

Service cost	$2,174	$1,756	$6,873	$5,409
Interest cost	6,262	5,946	18,914	17,878
Expected return on plan assets	(4,159)	(3,121)	(12,472)	(9,379)
Recognized net actuarial loss	105	139	310	326
Net periodic benefit cost	$4,382	$4,720	$13,625	$14,234

The Company made contributions of $12.2 million and $37.5 million during the three and nine months ended September 30, 2010, respectively, to its defined benefit pension and disability plans which satisfied its 2009 plan year contributions and included $5.3 million of discretionary contributions to its defined benefit plans.

In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) and, together with HR 3590, the Acts.  The Company reviewed the impact of the Acts on its deferred tax assets.  Although the elimination of the tax advantage does not take effect until 2013 under the Acts, the Company is required to review the full accounting impact on its financial statements in the period in which the Acts are signed.  The Acts resulted in the elimination of deferred tax assets and its corresponding valuation allowance of $1.5 million during the quarter ended March 31, 2010 as a result of the changes in tax laws.  The changes in tax laws did not have any significant effect on the Company’s income tax provision during the nine months ended September 30, 2010.

The Acts also contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts, the impact of which are currently not determinable, include the excise taxes for health insurance plans with annual premiums in excess of certain thresholds.  The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  Based on the analysis to date of the provisions in the Acts, the impact of which are reasonably determinable, re-measurement of the Company’s other postretirement plan obligations is not required at this time.  In addition, the Company may consider plan amendments in future periods that may have accounting implications.

7. Income Taxes

The Company recorded income tax expense of $11.7 million and $18.8 million for the three and nine months ended September 30, 2010, respectively.  The tax expense differed from the statutory rate due to the related impact that permanent tax differences have on the Company’s full year 2010 financial projections and the impact of third quarter discrete items explained below.

Cash payments for federal and state income taxes were $6.9 million and $9.5 million during the three and nine months ended September 30, 2010, respectively, and $23 million during the nine months ended September 30, 2009.  No payments were made during the three months ended September 30, 2009.

During the quarter ended September 30, 2010, the Company released approximately $5.7 million of its uncertain tax positions due to the expiration of applicable statute of limitations on certain tax positions which was recorded as an offset to income tax expense, and also released $2.5 million, pre-tax, in accrued interest which was recorded as a reduction to interest expense.  The remaining uncertain tax position balance at September 30, 2010 is approximately $3 million, plus applicable interest amounts.

At December 31, 2009, the Company partially released $25 million of its valuation allowance.  If the Company’s operations continue at current levels and it gains additional positive earnings history, future reversals of its valuation allowance may occur.  The Company reviews its tax valuation allowance on an annual basis or as events occur that may impact its position.

8. Comprehensive Income

The components of comprehensive income included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Net income	$30,467	$30,670	$39,676	$81,697
Other comprehensive income (loss):
Change in realized and unrealized net gains (losses) on derivative instruments and short and long-term investments	563	(1,316)	(1,186)	1,305
Amortization of net actuarial losses on employee benefit plans	105	203	298	551
Total comprehensive income	$31,135	$29,557	$38,788	$83,553

9. Commitments and Contingent Liabilities

Commitments

On March 3, 2010, the Company entered into an Amendment to the Airbus A330/A350XB Purchase Agreement (the Amendment).  Under the Amendment, the Company exercised its option to purchase one additional A330-200 aircraft, which is scheduled to be delivered in the second quarter of 2011.  During the quarter ended September 30, 2010, the Company accelerated the delivery date of one of its Airbus A330-200 aircraft orders from May 2013 to October 2011 and also accelerated its predelivery payments for this aircraft.  The Company continues to retain its purchase rights with respect to five other A330-200 aircraft and six A350XWB-800 aircraft.  In addition, in an effort to optimize the utilization of its current fleet so that the termination of its Boeing 767 fleet coincides with the delivery dates of the incoming Airbus A330-200 aircraft, during the first quarter of 2010, the Company executed an amendment to extend the lease term for one of its Boeing 767 aircraft by approximately one year from September 2010 to October 2011.

As of September 30, 2010, the Company’s firm aircraft orders consisted of seven wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and three Rolls Royce spare engines scheduled for delivery through 2020.  Upon induction of two new Airbus A330-200 into operations in the quarter-ended June 30, 2010, the Company began payments for a new maintenance services contract executed in first quarter of 2010.  Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, maintenance services including fixed payments as well as variable payments based on the minimum number of committed flight hours, and commitments to its third-party service providers for reservations, IT and accounting services approximate $25 million for the remaining three months of 2010, $203 million in 2011, $197 million in 2012, $155 million in 2013 and $84 million in 2014.

The Company is currently evaluating its financing options to complete the purchase of these aircraft, aircraft related costs, and payment of its current debt obligations.  As of September 30, 2010, the Company had a $25 million revolving line of credit under its Term A facility, with no outstanding borrowings and $19.8 million available (net of various letters of credits held as reserve).

Leases

During the quarter ended June 30, 2010, the Company took delivery of two Airbus A330-200 aircraft under ten year operating lease agreements executed in 2008.  There were no new aircraft delivered in the quarter ended September 30, 2010.

Litigation and Contingencies

The Company is subject to various legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of such proceedings will have a material effect upon the Company’s financial statements except as noted below.

Los Angeles Airport Operating Terminal

In December 1985, Hawaiian entered into an agreement with other airlines (as amended in September 1989) for the sharing of costs, expenses and certain liabilities related to the acquisition, construction and renovation of certain passenger terminal facilities at the Los Angeles International Airport (Facilities).  Current tenants and participating members of LAX Two Corporation (the Corporation), a mutual benefit corporation, were obligated to pay their share of lease payments to service the Facilities Sublease Revenue Bonds (Bonds) issued to finance the acquisition, construction and renovation of the Facilities which totaled $111.9 million at completion.  The Corporation leased the Facilities from the Los Angeles World Airports (LAWA) under an agreement accounted for as an operating lease.  In addition, the Corporation was also obligated to make annual payments to the city of Los Angeles for charges related to its terminal ground rental.

In 2008, litigation between the Corporation and LAWA ensued as a result of LAWA’s attempt to defease the Bonds and terminate the Corporation’s long-term Facilities lease. A settlement was negotiated between the parties in early 2010 under which LAWA would, inter alia, pay the Corporation approximately $29 million and enter into separate leases with the Corporation’s surviving members, including the Company, in exchange for the right to defease the Bonds and terminate the Facilities lease.  On July 1, 2010, the settlement closed and the Company received approximately $9 million, and entered into a separate 8 year lease agreement with LAWA.  The $9 million is considered a lease incentive which is being deferred and amortized over the term of the new lease agreement on a straight-line basis.

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

Credit Card Holdback

Under its credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $33.7 million at September 30, 2010.  The funds are interest-bearing and are subsequently made available to the Company when air travel is provided.  The agreement with its largest credit card processor also contains financial triggers which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.

Effective July 1, 2010, the Company amended its agreement with its largest credit card processor.  As a result of this amendment and the Company’s performance relative to the applicable financial triggers for the quarter ended September 30, 2010, the Company expects the holdback to decrease to zero and the related restricted cash balance of $28.4 million to be recovered in October 2010.  At September 30, 2010, the holdback was 25% of the applicable credit card air traffic liability.  Depending on the Company’s performance relative to these financial triggers in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding training and transition costs and productivity improvements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees at airports in Hawaii; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the South Pacific/Australia/Asia routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian also operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of June 30, 2010, the latest available data.  At September 30, 2010, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes, 18 Boeing 767-300 aircraft for its transpacific, South Pacific/Australia/Asia and charter routes and two Airbus A330-200 aircraft for its transpacific routes.  Based in Honolulu, Hawaiian had approximately 3,958 active employees as of September 30, 2010.

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

Third Quarter Highlights

•                  $30.5 million in net income or $0.59 per diluted share

•                  Operating income of $39.3 million, compared to $23.7 million in the third quarter of 2009

•                  Recognized as the nation’s #1 carrier for on-time performance by the U.S. Department of Transportation’s Air Travel Consumer Report for July and August 2010.

•                  Accelerated the delivery date of one of its Airbus A330-200 aircraft by two years to October 2011.

•                  Announced a new codeshare agreement with Delta offering Delta’s customers access to connecting flights within the Hawaiian Islands.

Results of Operations

Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2010		2009		2010		2009
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,249		2,202		6,324		6,276
Revenue passenger miles (RPM)	2,366,666		2,128,100		6,394,203		6,138,994
Available seat miles (ASM)	2,723,116		2,506,148		7,483,302		7,332,898
Passenger revenue per ASM (PRASM)	11.39	¢	10.74	¢	11.37	¢	10.64	¢
Passenger load factor (RPM/ASM)	86.9%		84.9%		85.4%		83.7%
Passenger revenue per RPM (Yield)	13.10	¢	12.65	¢	13.31	¢	12.71	¢

Total Operations:
Operating revenue per ASM	12.89	¢	12.19	¢	12.90	¢	12.08	¢
Operating cost per ASM (CASM)	11.46	¢	11.24	¢	11.98	¢	10.84	¢
Aircraft fuel expense per ASM	3.09	¢	2.73	¢	3.12	¢	2.36	¢
Revenue passengers flown	2,252		2,203		6,327		6,279
Revenue block hours operated (actual)	30,082		29,041		84,200		84,736
RPM	2,371,092		2,128,741		6,398,670		6,140,476
ASM	2,730,030		2,507,288		7,490,257		7,335,032
Gallons of jet fuel consumed	37,513		35,434		104,322		103,558
Average cost per gallon of jet fuel (actual) (a)	$2.25		$1.93		$2.24		$1.67

(a)      Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $352.0 million and $966.3 million for the three and nine months ended September 30, 2010, respectively, a 15.2% and 9.0% increase over operating revenue of $305.6 million and $886.3 million for the same three and nine month period in 2009 driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased $40.8 million and $71.2 million for the three and nine months ended September 30, 2010 as compared to the same three and nine month periods in 2009.  The detail of these changes in passenger revenue is described in the table below:

	Three months ended September 30, 2010 as compared				Nine months ended September 30, 2010 as compared
	to three months ended September 30, 2009				to nine months ended September 30, 2009
	Change in				Change in
	scheduled	Change in	Change in	Change in	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM	passenger revenue	Yield	RPM	ASM
	(millions)				(millions)
Transpacific	$15.3	(2.6)%	12.0%	12.1%	$7.1	(1.2)%	2.7%	3.6%
Interisland	17.7	24.6	(2.0)	(6.9)	47.8	20.7	(0.1)	(7.7)
South Pacific/Australia/Asia	7.8	10.5	17.1	0.7	16.3	5.0	19.7	0.6
Total scheduled	$40.8	3.6%	11.2%	8.7%	$71.2	4.8%	4.2%	2.1%

Transpacific — Transpacific revenue increased by $15.3 million and $7.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same three and nine month periods in 2009, primarily due to the induction of two A330-200 aircraft into revenue service during the quarter ended June 30, 2010 which increased our flown capacity.

Interisland — Interisland revenue increased by $17.7 million and $47.8 million for the three and nine months ended September 30, 2010, respectively, as compared to the same three and nine month periods in 2009, primarily due to the increased yields on our interisland routes.  The increased yields on our interisland routes reflects reduced availability of discounted fares during 2010 which in part is attributable to a reduction in the level of available industry capacity relative to 2009 including reductions in our capacity.  Absent subsequent changes in industry capacity levels or the level of customer demand, we expect increased yields on the interisland routes throughout 2010 compared to the prior year.

South Pacific/Australia/Asia — South Pacific / Australia / Asia revenue increased by $7.8 million and $16.3 million for the three and nine months ended September 30, 2010, respectively, as compared to the same three and nine month periods in 2009, primarily due to increased traffic as well as increased yields.

Cargo Revenue

Cargo revenue increased in the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 by $6.7 million or 40.7% and $15.5 million or 33.3%, respectively, primarily due to an increase in checked baggage revenue.

Other Revenue

Other operating revenue decreased in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 by $1.1 million or 5.5% and $6.6 million or 11.0%, respectively, primarily due to a decrease in the marketing component of our frequent flyer revenue due to a change in our revenue deferral rate in the fourth quarter 2009 and also a decrease in revenue from cancellation penalties.

Operating Expense

Operating expenses were $312.8 million and $897.4 million for the three and nine months ended September 30, 2010 and $281.9 million and $794.9 million for the three and nine months ended September 30, 2009.  The change in operating expenses for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 is detailed below:

	Change from Three Months ended		Change from Nine Months ended
	September 30, 2010		September 30, 2010
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$15,983	23.4%	$60,039	34.6%
Wages and benefits	5,348	7.8	17,191	8.5
Aircraft rent	4,221	16.5	3,229	4.1
Maintenance materials and repairs	(6,954)	(18.7)	1,479	1.6
Aircraft and passenger servicing	1,157	7.5	120	0.3
Commissions and other selling	5,028	33.3	11,103	22.7
Depreciation and amortization	1,044	7.8	3,651	9.3
Other rentals and landing fees	3,236	26.8	3,365	8.8
Other	1,787	6.8	2,383	3.1
Total	$30,850	10.9%	$102,560	12.9%

Aircraft Fuel

Aircraft fuel expense increased in the three and nine months ended September 30, 2010 as compared to September 30, 2009, by $16.0 million or 23.4% and $60.0 million or 34.6%, respectively.  The variance is attributable to the increase in the cost of aircraft fuel as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Fuel gallons consumed	37,513	35,434	5.9%	104,322	103,558	0.7%
Fuel price price per gallon, inlcuding taxes and delivery	$2.25	$1.93	16.6%	$2.24	$1.67	34.1%
Aircraft fuel expense	$84,410	$68,427	23.4%	$233,326	$173,287	34.6%

During the three and nine months ended September 30, 2010 and 2009, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through non-operating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded gains of $2.1 million and losses of $3.4 million for the three and nine months ended September 30, 2010, compared to losses of $3.3 million and gains of $1.8 million for the three and nine months ended September 30, 2009.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus losses (less gains) realized through actual cash payments to (receipts from) hedge counterparties for fuel derivatives settled in the period.  Economic fuel expense for the three and nine months ended September 30, 2010 and 2009 is calculated as follows:

	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense	$84,410	$68,427	23.4%	$233,326	$173,287	34.6%
Realized (gains) losses on settlement of fuel derivative contracts	1,167	(682)	(271.1)%	3,151	10,494	(70.0)%
Economic fuel expense	$85,577	$67,745	26.3%	$236,477	$183,781	28.7%
Fuel gallons consumed	37,513	35,434	5.9%	104,322	103,558	0.7%
Economic fuels costs per gallon	$2.28	$1.91	19.4%	$2.27	$1.77	28.2%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 by $5.3 million or 7.8% and $17.2 million or 8.5%, respectively, due to several factors including the ratification of contract agreements with several of our organized labor groups during the first quarter of 2010 which included pay rate increases, increases in employer contributions to the 401k plans and profit sharing program as well as training and transition costs and an increase in flight activity due to our two new A330-200 aircraft which began service during June 2010.  For the remainder of 2010, we expect that training and transition costs will be moderate and we expect productivity improvements as a result of our recently ratified contracts will mitigate in part the impact of the increases to wages and benefits expense.

Aircraft Rent

Aircraft rent expense increased for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 by $4.2 million or 16.5% and $3.2 million or 4.1%, respectively, primarily due to the commencement of leases on two new Airbus A330-200 aircraft which began service in the second quarter of 2010.

Maintenance materials and repairs

Maintenance materials and repairs expense decreased by $7 million or 18.7% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to a decrease in engine overhaul expense and a decrease in maintenance costs on life-limited parts and replacements incurred in third quarter of 2009 for our Boeing 767 aircraft offset partially by our power-by-the-hour maintenance arrangement for our new Airbus A330-200 aircraft entered into in May 2010.  As we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, we expect maintenance materials and repairs expense to increase.  Maintenance materials and repairs expense for the nine months ended September 30, 2010 was comparable to the nine months ended September 30, 2009.

Commissions and other selling expense

Commissions and other selling expense increased in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 by $5 million or 33.3% and $11.1 million or 22.7%, respectively, primarily due to an increase in the volume of tickets sales through credit cards, higher global distribution system booking fee expenses and increased travel agency commissions primarily due to ticket sales for our international routes.  The increase in the three months ended September 30, 2010 as compared to the comparable period in 2009 is also due to a $1.3 million credit adjustment we recorded during the three months ended September 30, 2009 for a change in the expiration policy of the HawaiianMiles frequent flyer program.

Other rentals and landing fees

Other rentals and landing fees expense increased for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 by $3.2 million or 26.8% and $3.4 million or 8.8%, respectively, due to increased joint use and space rent at our Hawaii airports effective July 2010.  We expect the other rentals and landing fees to continue to increase through the remainder of 2010.

Nonoperating Income and Expense

For the three months ended September 30, 2010, we recorded nonoperating income, net, of $2.9 million as compared to nonoperating expense, net, of $6.8 million for the three months ended September 30, 2010.  The change from nonoperating expense to income is due to the recognition of fuel hedging gains for the three months ended September 30, 2010 as compared to fuel hedging losses in the comparable period in 2009 as well as a decrease in interest expense due to the reversal of interest accrued on certain of our uncertain tax positions as described in Note 7 to the notes to the unaudited Consolidated Financial Statements.  For the nine months ended September 30, 2010 and 2009, we recorded nonoperating expense, net, of $10.4 million and $7.5 million, respectively.  The increase in nonoperating expense, net, is primarily due to fuel hedging losses incurred for the nine months ended September 30, 2010 as compared to fuel hedging gains incurred during the comparable period in 2009.  This increase was slightly offset by the decrease in interest expense as discussed above.

Income Tax Expense

We had an effective tax rate of 27.7% and 32.1% for the three and nine months ended September 30, 2010 which reflects a $5.7 million income tax benefit, due to the release of uncertain tax positions as a result of the expiration of applicable statute of limitations during the quarter.  For the three months ended September 30, 2009, we had an income tax benefit due to the recognition of nonrecurring income tax benefits of $20.0 million.  We had an effective tax rate of 2.6% for the nine months ended September 30, 2009 due to the recognition of nonrecurring income tax benefits $15.0 million.

See Note 7 to the notes to the unaudited Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of September 30, 2010, we had $315.5 million in cash, cash equivalents, and short-term investments representing an increase of $13.7 million from December 31, 2009.  We also had restricted cash of $33.7 million and $25.7 million at September 30, 2010 and December 31, 2009, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us when the related travel is provided to our passengers.  Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

Cash Flows

Net cash provided by operating activities was $102.9 million for the nine months ended September 30, 2010, a decrease of $8.8 million compared to the same period in 2009.  The decrease was primarily due to higher fuel costs during 2010 as compared to the same period in 2009, as well as approximately $37.5 million of contributions to our pension and disability plans during 2010.  This was partially offset by a $31.7 million increase in our air traffic liability balance and receipt of $9 million from the LAX Lease Incentive as discussed in the Note 9 to the notes to the unaudited Consolidated Financial Statements for further discussion.

Net cash used in investing activities was $57.3 million for the nine months ended September 30, 2010 compared to $31.0 million for the same period in 2009.  During the nine months ended September 30, 2010, we used $89.1 million of cash for purchases of property and equipment including pre-delivery payments, and net sales of $31.8 million of short and long-term investments including a $4.1 million redemption payment and $26.7 million for the sale of our auction rate securities.  During the nine months ended September 30, 2009, Hawaiian used $21.5 million for purchases of property and equipment including pre-delivery payments, and net purchases of $9.5 million of short-term investments.

Net cash used in financing activities was $30.8 million for the nine months ended September 30, 2010 compared to net cash provided of $3.6 million for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 we used cash for repayments of long-term debt and capital lease obligations totaling $21.0 million and repurchased stock under our stock repurchase program totaling $10.0 million as compared to the nine months ended September 30, 2009 where we received cash of $24.1 million cash from the forward sale of HawaiianMiles offset by $20.0 million of repayments of long-term debt and capital lease obligations.

Capital Expenditures

As of September 30, 2010, our firm aircraft orders consisted of seven wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and three Rolls Royce spare engines scheduled for delivery through 2020.  During the quarter ended September 30, 2010, we accelerated the delivery date of one of our Airbus A330-200 aircraft orders from May 2013 to October 2011 and made a $15.6 million predelivery payment for this aircraft.  Upon induction of two new Airbus A330-200 into operations during the quarter-ended June 30, 2010, we began payments for a new maintenance services contract executed during the first quarter of 2010.  Committed expenditures for these aircraft and related flight equipment, including pre-delivery deposits, maintenance services including fixed payments as well as variable payments based on flight hours, and commitments to our third-party service providers for reservations, IT and accounting services approximates $25 million for the remaining three months in 2010, $203 million in 2011, $197 million in 2012, $155 million in 2013 and $84 million in 2014.

We expect our total capital expenditures for 2010 to total approximately $110 to $115 million.  In order to complete the purchase of these aircraft and related costs we must secure acceptable financing.  We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all.  The inability to secure such financing could have a material adverse effect on us.

At September 30, 2010, Hawaiian, as borrower, has credit agreements with the Company, as guarantor, for two term loans (Term A and Term B Credit Facilities) with current outstanding balances.  The Term A Credit Facility has a $17.5 million outstanding balance due December 2010 and the Term B Credit Facility has a $57.7 million outstanding balance due March 2011.  We are currently in discussions with several financial institutions for a new credit agreement which is expected to be finalized in the fourth quarter of 2010 in order to refinance these expiring credit facilities.

Leases

During the quarter ended June 30, 2010, the Company took delivery of two Airbus A330-200 aircraft under ten year operating lease agreements executed in 2008.  There were no new aircraft delivered in the quarter ended September 30, 2010.

Stock Repurchase Program

On July 1, 2010, the Executive Committee of our Board of Directors approved a stock repurchase program (Program) under which we could purchase up to $10 million of our outstanding common stock.  Stock purchases under the Program could be made through the open market, established plans or through privately negotiated transactions, as market conditions permitted.  As of September 30, 2010, the stock repurchase program is substantially completed; we repurchased an aggregate of 1,868,563 shares at an aggregate cost of $10.0 million.

Covenants under our Financing Arrangements

The terms of our Term A and Term B credit facilities restrict our ability to, among other things, incur certain additional indebtedness, pay dividends or make other payments on investments, consummate asset sales or similar transactions, create liens, merge or consolidate with any other person, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.  These agreements also contain covenants that require us to meet certain financial tests.  If we are not able to comply with the terms of these agreements, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of debt service coverage.  As of September 30, 2010, we were in compliance with these covenants.  If we were not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $33.7 million at September 30, 2010.  The funds are interest-bearing and are subsequently made available to us as air travel is provided.  The agreement, with our largest credit card processor also contains financial triggers which are based upon the amount of unrestricted cash and short-term investments, levels of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.

Effective July 1, 2010, we amended our agreement with our largest credit card processor.  As a result of this amendment and our performance relative to the applicable financial triggers, for the quarter ended September 30, 2010, we expect the holdback to decrease to zero and the related restricted cash balance of $28.4 million to be recovered in October 2010.  At September 30, 2010 the holdback was 25% of the applicable credit card air traffic liability.  Depending on our performance of these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

Hawaiian made contributions of $12.2 million and $37.5 million during the three and nine months ended September 30, 2010, respectively, to its defined benefit pension and disability plans which satisfied its 2009 plan year contributions and included $5.3 million of discretionary contributions to its defined benefit plans.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 27.0% and 26.0%, of our operating expenses for the three and nine months ended September 30, 2010, respectively.  Based on gallons expected to be consumed in 2010, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.4 million.

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

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options).  The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of September 30, 2010, the fair value of these fuel derivative agreements reflected a net asset of $2.9 million that is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of October 15, 2010 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Strike Price per Barrel	Percentage of Projected Fuel Requirements Hedged	Projected Fuel Gallons Hedged (in thousands)
Fourth Quarter 2010
Crude Oil
Call Options	$82.98	25%	222,000
Collars - Cap/Floor	$93.74 / $73.46	28%	249,000
Total		53%	471,000

First Quarter 2011
Crude Oil
Call Options	$85.00	16%	138,000
Collars - Cap/Floor	$93.31 / $73.08	26%	225,000
Total		42%	363,000

Second Quarter 2011
Crude Oil
Call Options	$84.33	8%	78,000
Collars - Cap/Floor	$92.10 / $72.76	18%	167,000
Total		26%	245,000

Third Quarter 2011
Crude Oil
Call Options	$86.01	8%	78,000
Collars - Cap/Floor	$92.33 / $72.65	5%	46,000
Total		13%	124,000

Fourth Quarter 2011
Crude Oil
Call Options	$86.34	2%	24,000
Collars - Cap/Floor		0%	—
Total		2%	24,000

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

At September 30, 2010, we had $104.5 million of fixed rate debt including aircraft capital lease obligations of $42.7 million and non-aircraft capital lease obligations of $0.5 million.  At September 30, 2010, we had $109.1 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.26%
Wells Fargo Bank Prime Rate	3.25%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  However, based on the balances of our cash and cash equivalents, restricted cash, short-term investments, long-term investments and variable rate debt as of September 30, 2010, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits and investments approximate the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.4 million as of September 30, 2010.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company’s repurchases of equity securities for the quarter ended September 30, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
July 1-31, 2010	556,958	$5.54	556,958	$6,916,700
August 1-31, 2010	950,480	5.29	950,480	1,890,965
September 1-30, 2010	361,125	5.23	361,125	1,455
Total	1,868,563	$5.35	1,868,563

(a)                                  On July 1, 2010, the Executive Committee of our Board of Directors approved a stock repurchase program under which we may purchase up to $10 million of our outstanding common stock.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description
12	Computation of ratio of earning to fixed charges for the nine months ended September 30, 2010, and the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

October 20, 2010	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer