Form 10-K
period 2010-12-31
HAWAIIAN HOLDINGS  INC
filed 2011-02-11
CIK 1172222

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $270 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 4, 2011, 50,220,877 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 26, 2011 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our relations with travel agents and wholesalers; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with U.S. or international laws or regulations or under international treaties; statements regarding costs of compliance with regulations promulgated by the DOT, FAA, FCC and other regulatory agencies; statements regarding the availability of war-risk insurance; statements related to airport rent rates and landing fees at airports; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; statements regarding potential violations under the Company's debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include those discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the Pacific routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian also operates various charter flights. Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2010. At December 31, 2010, Hawaiian's fleet consisted of fifteen Boeing 717-200 aircraft for its interisland routes and eighteen Boeing 767-300 and three Airbus A330-200 aircraft for its transpacific, Pacific and charter routes.

Flight Operations

Our flight operations are based in Honolulu, Hawaii. At the end of 2010, we operated approximately 185 scheduled flights per day with:

  •
  Daily service on our transpacific routes between Hawaii and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

  •
  Daily service on our interisland routes among the four major islands of the State of Hawaii;

  •
  Scheduled service on our Pacific routes between Hawaii and Pago Pago, American Samoa; Papeete, Tahiti; Sydney, Australia; Manila, Philippines; Tokyo, Japan and Seoul, South Korea (begun in January 2011); and

  •
  Other ad hoc charters.

Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian's aircraft fuel consumption and cost, including the impact of Hawaiian's fuel hedging program under Accounting Standard Codification (ASC) 815, "Accounting for Derivative Instruments and Hedging Activities" (ASC 815).

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2010	140,995	$322,999	$2.29	26.5%
2009	137,589	$243,909	$1.77	22.7%
2008(a)	134,140	$424,532	$3.16	37.9%

(a)
For 2008, the percent of operating expenses includes the effect of the litigation settlement with Mesa Air Group, Inc. (Mesa). See Note 3 to the consolidated financial statements for additional information regarding this litigation settlement.

As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. Approximately 59% of our fuel is based on Singapore jet fuel prices, 39% is based on U.S. West Coast jet fuel prices and 2% on other jet fuel prices. We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through the execution of a hedging strategy. To manage economic risks associated with fluctuations in aircraft fuel prices, we periodically enter into derivative financial instruments such as crude oil caps (or call options) and collars (a combination of call options and put options). During 2010, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value. As such, $0.6 million in net gains from our fuel hedging activities were not recorded as a decrease to aircraft fuel expense in operating activities, but rather as nonoperating income.

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

Marketing and Ticket Distribution

In an effort to lower our distribution costs and reduce our reliance on travel agencies, we continued to pursue e-commerce initiatives during 2010. Since 2003, we have substantially increased the use of our website, www.HawaiianAirlines.com, as a distribution channel. During 2010, more than half of our passenger revenue originated through our website. In addition, we provide internet check-in and self-service kiosks to improve the customer check-in process. Our website offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

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

HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being for free air travel on Hawaiian. Travel awards range from a 7,500 mile award, which is redeemable for a SuperSaver one-way interisland flight, to a 210,000 mile award, which is redeemable for an anytime one-way first class travel between the mainland U.S. and Sydney, Australia; Manila, Philippines; Tokyo, Japan; and Seoul, South Korea.

Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity in the HawaiianMiles member's account.

The number of free travel awards used for travel on Hawaiian was approximately 485,000 and 400,000 in 2010 and 2009, respectively. The amount of free travel awards as a percentage of total revenue passengers equaled approximately 6% and 5% in 2010 and 2009, respectively. We believe displacement of revenue passengers is minimal due to its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.

Changes to the percentage of revenue deferred, the deferral period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on our revenues or incremental cost accrual in the year of the change as well as in future years.

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

Our marketing alliances with other airlines as of December 31, 2010 were as follows:

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

Competition

The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

  •
  Price;

  •
  Flight frequency and schedule;

  •
  On-time performance and reliability;

  •
  Name recognition;

  •
  Marketing affiliations;

  •
  Frequent flyer benefits;

  •
  Customer service;

  •
  Aircraft type; and

  •
  In-flight services.

Transpacific—We face multiple competitors on our transpacific routes including major network carriers such as Alaska Airlines, American, Continental, Delta, United and US Airways. Various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements.

Pacific—Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly with Qantas Airways and its low-cost affiliate Jetstar, and between Honolulu and Manila, Philippines, competing directly with Philippine Airlines. In November 2010, we launched roundtrip flights between Honolulu and Tokyo's Haneda International Airport competing directly with Japan Airlines and All Nippon Airways and with Delta and United which operate from Narita, Japan. In January 2011, we launched roundtrip service between Honolulu and Seoul's Incheon International Airport competing directly with Korean Airlines.

Interisland—Interisland routes are served by several carriers including Island Air, Mesa (through its go!Mokulele joint venture), Pacific Wings and a number of "air taxi" companies. In October 2009, Mesa and Mokulele Airlines announced a joint venture to provide interisland service under the go!Mokulele brand name that includes flights between Honolulu and Kahului, Lihue, Hilo and Kona. In January 2011, we operated approximately 150 daily interisland flights.

Employees

As of December 31, 2010, Hawaiian had 4,023 active employees compared to 3,844 active employees as of December 31, 2009. Wages and benefits expense represented approximately 24.4% and 25.3% of our total operating expenses in 2010 and 2009, respectively. As of December 31, 2010, approximately 86% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	437	September 14, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,080	March 31, 2011(**)
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM)	605	April 18, 2014
Customer service representatives	IAM	1,327	Janurary 1, 2014
Flight dispatch personnel	Transport Workers Union (TWU)	29	November 9, 2013

(*)
Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

(**)
Contract negotiations are scheduled to begin on February 14, 2011.

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

Industry Regulations

We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. Both certificates may be altered, amended, modified, suspended or revoked by the DOT/FAA for our failure to comply with the terms and conditions of a certificate. Such action may only be taken after notice and an opportunity for comment is provided, except in emergency situations where such actions may be immediately effective. The DOT has jurisdiction over international routes and international fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

In April 2010, the Department of Transportation adopted a series of passenger protection rules that we believe may have a significant effect on our business and operations. These rules provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. In September 2010, the FAA proposed changes to pilots' current flight schedules including the number of flight hours and scheduled duty time. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

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

Environmental and Employee Safety and Health

We are subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries in which we do business. Many aspects of airlines' operations are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Certain of our operations are also subject to the oversight of the

Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that affect our operations. In addition to these federal activities, various states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements, such as California.

The EPA is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization. Our aircraft comply with the existing EPA standards as applicable by engine design date. Concern about climate change and greenhouse gases may result in additional regulation of aircraft emissions in the U.S. and abroad. As a result, we may become subject to taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions, which could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing discussions between the United States and other nations, including the discussions that resulted in an accord reached at the United Nations Climate Change Conference 2009 in Copenhagen in December 2009, may lead to international treaties focusing on greenhouse gas emissions.

Cap and trade restrictions have also been proposed in Congress. In addition, other legislative or regulatory action, including by the EPA, to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. At this time, we cannot predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate flights. Under these systems, certain credits may be available to reduce the costs of permits in order to mitigate the impact of such regulations on consumers, but we cannot predict whether we or the airline industry in general will have access to offsets or credits. We are monitoring and evaluating the potential impact of such legislative and regulatory developments. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.

We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain elements of our fleet and with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S., as part of our efforts to reduce our emissions and minimize our impact on the environment.

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

Taxes

The airline industry is subject to various passenger ticket, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel), while certain other of these taxes are pass-through taxes (e.g., excise taxes on air transportation of passengers and cargo). A short term reauthorization of The Federal Aviation Act has again been enacted by Congress through March 31, 2011. Taxes authorized by that Act have been extended to that date. Congress may, in the course of approving a reauthorization of The Federal Aviation Act or further extensions of the Act, restructure the taxes and fees that airlines, passengers and aircraft owners pay in order to operate the United States aviation system. In addition, Congress may consider how to upgrade the air traffic control system and how to attempt to reduce costly delays, which may require additional fees from all users of the air traffic control system and may allow airports to increase their passenger facility charges (PFCs) from $4.50 per boarding to a higher figure. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions by Congress, or any similar activity by the State of Hawaii, will have a material effect on our costs or revenue.

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

Other Regulations

The State of Hawaii is uniquely dependent upon air transportation. The 2008 shutdowns of air carriers Aloha Airlines and ATA Airlines have profoundly affected the State of Hawaii, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Congress has not enacted any legislation that would allow this legislation to go into effect. Additionally, several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. Federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and the airlines. There is increased focus on consumer protection both on the federal and state level. We cannot predict the cost of such requirements on our operations.

Additional laws and regulations are proposed from time to time, which could significantly increase the cost of airline operations by imposing additional requirements or restrictions. U.S. law restricts the ownership of U.S. airlines to corporations where no more than 25% of the voting stock may be held by non-U.S. citizens and the airline must be under the actual control of U.S. citizens. The President and two thirds of the Board of Directors and other managing officers must also be U.S. citizens. Regulations also have been considered from time to time that would prohibit or restrict the ownership and/or transfer of airline routes or takeoff and landing slots and authorizations. Also, the award of international routes to U.S. carriers (and their retention) is regulated by treaties and related agreements between the U.S. and foreign governments, which are amended from time to time. We cannot predict what laws and regulations will be adopted or what changes to international air transportation treaties will be adopted, if any, or how we will be affected by those changes.

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

Economic conditions in the United States and globally plummeted in 2008 before recovering moderately in 2009 and throughout 2010. Demand for discretionary purchases in general, and air travel and vacations to Hawaii in particular, remains unpredictable. If this reduction in demand continues or further deteriorates, it may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, either of which could negatively affect our revenue and liquidity and have a negative affect on our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.

Fuel costs represented 26.5%, 22.7%, and 37.9% of Hawaiian's operating expenses for the years ended December 31, 2010, 2009 and 2008, respectively. The 2008 percentage includes the impact of our litigation settlement with Mesa. Based on gallons expected to be consumed in 2011, for every one cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense increases or decreases by approximately $1.6 million. Prices and availability of jet fuel are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability and crude oil production, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

From time to time, we enter into hedging agreements to protect against rising fuel costs. If fuel prices fall significantly below the levels at the time we enter into hedging contracts, we may be required to post a significant amount of collateral, which could have an impact on the level of our unrestricted cash and cash equivalents.

We operate in an extremely competitive environment.

The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our interisland, transpacific and Pacific routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors are larger and have greater financial resources and name recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets.

In recent years, many of our competitors have dramatically reduced operating costs through a combination of operational restructuring, business simplification and vendor and labor negotiations. Several airlines, including United and US Airways were able to reduce labor costs, restructure debt and lease agreements, and implement other financial improvements through the bankruptcy process. Other carriers, including American and Continental, have also reduced operating costs outside of the bankruptcy process. In addition, certain of our competitors have merged to create larger and more-financially sound airlines including Delta (through its merger with Northwest Airlines) and United (through its merger with Continental). Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and their management structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these other airlines.

Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets, including low-cost carrier (LCC) competition. Allegiant, a low-cost carrier has announced that it acquired Boeing 757 aircraft expressly for the purpose of expanding its operations to Hawaii with service expected to be initiated in 2011. In addition, Southwest Airlines has announced that it would consider adding service to Hawaii after acquiring aircraft suitable for the mission that are due to be delivered beginning in 2012. Furthermore, a more fundamental and immediate consequence for us of potential competition of LCCs is the response from full service network carriers, which have met the competition from LCCs in their markets by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition has been less severe. The result is that the network carriers have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Our business is affected by the competitive advantages held by network carriers in the transpacific market.

In the transpacific market, most of our competition comes from network carriers such as Alaska, American, Delta, United and US Airways. Network carriers have a number of competitive advantages relative to us that may enable them to obtain higher fares or attract higher customer traffic levels than us:

  •
  Network carriers generate passenger traffic from throughout the U.S. mainland. In contrast, we lack a comparable network to feed passengers to our transpacific flights and are, therefore, more reliant on passenger demand in the specific cities we serve.

  •
  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to the Hawaiian islands, giving San Francisco residents wishing to travel to Hawaii approximately eight flights a day depending on the time of year, with nonstop flight choices on United to Oahu, Maui, Kauai and the Big Island, while we, without feed traffic, offer only one flight per day from San Francisco to Honolulu, Oahu. In contrast, Honolulu, the hub of our operations, does not originate a large proportion of transpacific travel, nor does it have the population or potential customer franchise of a city such as Chicago or Dallas necessary to provide us with a built-in market. Passengers in the transpacific market, for the most part, do not originate in Honolulu, but rather on the mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

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

Our profitability and liquidity are sensitive to seasonal volatility primarily because of leisure and holiday travel patterns. Hawaii is a popular vacation destination. Demand is typically stronger during June, July, August and December and considerably weaker at other times of the year. Our results of operations generally reflect this seasonality, but are also affected by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results in general economic downturns. During 2008 general economic conditions in the United States deteriorated before recovering modestly in 2009 and 2010. Tourism arrivals to Hawaii from the states served by Hawaiian showed positive signs of recovery in 2010 but remain below levels achieved prior to the economic decline.

The concentration of our business in Hawaii, and between Hawaii and the western United States, provides little diversification of our revenue.

Most of our revenue is generated from air transportation between the islands of Hawaii and the western United States, or within the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on the transpacific routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawaii, or to Hawaii from the western United States or the U.S. mainland in general, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse impact on our financial results.

Our failure to successfully implement our growth strategy and related cost-reduction goals could harm our business.

Our growth strategy involves purchasing additional aircraft, expanding into new markets and initiating service on routes that we currently do not serve. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to hire and retain skilled personnel or to secure the required equipment and facilities, or if we are not able to otherwise successfully implement our growth strategy, our business and operations could be adversely affected.

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

The market price of our stock can be influenced by many factors, a number of which are outside of our control. Some of the primary factors in the volatility of our stock price are:

  •
  Operating results and financial condition;

  •
  Changes in the competitive environment in which we operate;

  •
  Changes in jet fuel prices;

  •
  Bankruptcy filings by other airlines;

  •
  Increased government regulation; and

  •
  General market conditions.

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

Our fleet currently consists primarily of Boeing 717 and Boeing 767 aircraft. In 2006, Boeing Commercial Airplanes (Boeing) discontinued the production of the Boeing 717 aircraft model. In addition, the rate of production of Boeing 767 aircraft has significantly decreased. As a result, the availability of parts and maintenance support for Boeing 717 and Boeing 767 aircraft may become limited in future years. Additionally, we may experience increased costs in later years associated with parts acquisition for and/or maintenance support of these aircraft. Other carriers operating with a more diversified fleet may be better able to withstand such an event, if such an event occurred in the future.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

We have agreements with Air New Zealand, US Airways, American, Continental, Delta, Island Air, and other contractors, to provide certain facilities and services required for our operations. These facilities and services include aircraft maintenance, code sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling and personnel training. Our reliance on these third parties to continue to provide these important aspects of our business could impact our ability to conduct our business effectively.

  •
  Maintenance agreements.  We have maintenance agreements with Delta, Air New Zealand Engineering Services, the Pratt & Whitney division of United Technologies Corporation, Rolls Royce, Honeywell and others to provide maintenance services for our aircraft, engines, parts and equipment. If one or more of our maintenance providers terminate their respective agreements, we would have to seek alternative sources of maintenance service or undertake the maintenance of these aircraft or components ourselves. We cannot assure you that we would be able to do so without interruption to our business or on a basis that is as cost-effective as our current maintenance arrangements.

  •
  Code sharing agreements.  We have code sharing agreements with American, American Eagle, Continental, Island Air, Korean Air, United and US Airways. We also participate in the frequent flyer programs of American, American Eagle, Continental, Delta, United, US Airways, Virgin Atlantic Airways and Virgin Blue. Continental, Delta, and Virgin Atlantic Airways participate in our frequent flyer programs. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

  •
  Fuel agreements.  We have a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu during 2011. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to us for whatever reason, our operations could be adversely affected.

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

  •
  Information Technology agreements.  We have agreements in place with a number of vendors—including Sabre Holdings, ITA Software, TCS, IBM, EMC, NCR Corporation and Oracle Corporation—to provide technology products and services that support various aspects of our business. If one or more of these vendors were to terminate these agreements, we would have to seek alternative partners. This transition would be lengthy, expensive, and may affect our operations adversely.

  •
  Travel agency and wholesale agreements.  In 2010, passenger ticket sales from travel agencies and wholesalers constituted approximately 20% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies or wholesalers may have an adverse effect on operations.

We are dependent on satisfactory labor relations.

Labor costs are a significant component of airline expenses and can substantially impact an airline's results. Labor and related benefit costs represented approximately 24.4% and 25.3%, 21.7% of our operating expenses for the years ended December 31, 2010, 2009, and 2008, respectively. The 2008 percentage includes the impact of the litigation settlement with Mesa. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. The agreement with our flight attendant group is currently amendable on March 31, 2011 and contract negotiations are scheduled to begin on February 14, 2011. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain key executives, including our Chief Executive Officer.

We are dependent on our ability to attract and retain key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, who signed an amended employment agreement in May 2010 which provided for a 3.5 year term of employment ending on November 7, 2013. Competition for such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

Our substantial debt could adversely affect our financial condition.

Our total debt at December 31, 2010 was $146.4 million. In 2010 we refinanced our existing revolving line of credit and Term Loan A with a revolving line of credit of $75 million and paid off our Term Loan B debt balances. We intend to obtain additional debt to finance upcoming aircraft deliveries including two deliveries during 2011. Our substantial debt obligations may adversely affect our ability to incur additional debt in the future on acceptable terms or at all to fund working capital, capital expenditures, acquisitions or other purposes. In addition, the requirement to service our substantial debt:

  •
  makes us more vulnerable to general adverse economic conditions,

  •
  requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes,

  •
  limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, and

  •
  places us at a competitive disadvantage compared to any other competitor that has less debt than we do.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we intend to obtain additional debt financing to finance upcoming aircraft deliveries during 2011. Additionally, we will face specific funding challenges, upon the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft in 2013 and with respect to our obligation under a purchase agreement with Airbus to acquire wide-body A330-200 aircraft and A350XWB (Extra Wide Body) -800 aircraft. Credit market conditions remained unsettled during 2010, affecting the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonably terms, our financial condition will be adversely affected.

Our agreement to purchase Airbus A330-200 and A350XWB-800 aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the change from our current Boeing 767-300 fleet.

We currently have an agreement with Airbus to purchase 13 A330-200 aircraft and six A350XWB-800 aircraft, along with four purchase rights for additional A330-200 aircraft and six purchase rights for additional A350XWB-800 aircraft. The deliveries of the purchased A330-200 aircraft begin in 2011 with the deliveries for the purchased A350XWB-800 aircraft commencing in 2017. We also have lease agreements for three additional A330-200 aircraft which we began payment on in 2010.

We have made substantial pre-delivery payments for the purchased aircraft and are required to continue these pre-delivery payments as well as payments for the balance of the purchase price through delivery of each of the aircraft.

These commitments substantially increase our future capital spending requirements and may require us to substantially increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms or at all.

The addition of the Airbus aircraft to our fleet will require us to incur additional costs related to the acquisition of spare engines and replacement parts, maintenance of the aircraft, training of crews and ground employees, the addition of these aircraft types to our operating certificate and other implementation activities. There can be no assurance that we will be able to recover these costs through the future operation of these aircraft in our fleet or that we will not experience delays in the implementation process which could adversely affect our operations or financial performance.

Delays in scheduled aircraft deliveries or other loss of fleet capacity may adversely impact our operations and financial results.

The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft, including the introduction of the Airbus aircraft. If for any reason we are unable to secure deliveries of the Airbus aircraft on contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, then our business, operations and financial performance could be negatively impacted. Our failure to integrate the Airbus aircraft into our fleet as planned might require us to seek extensions of the terms for certain of our leased aircraft. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.

Certain of our financing agreements and our credit card processing agreements include covenants that impose substantial restrictions on our financial and business operations.

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock. These agreements also require us to meet certain financial covenants. If we were not able to comply with the terms of these agreements, our outstanding obligations under these facilities could be accelerated and become due and payable immediately, and could also cause us to default under our other debt or lease obligations. In the event our debt was accelerated, we may not have sufficient liquidity to repay these obligations or to refinance our debt obligations, resulting in a material adverse impact on us.

Under our bank-issued credit card processing agreements, our credit card processors may hold back proceeds from advance ticket sales to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.2 million at December 31, 2010. Funds are subsequently made available to us when air travel is provided. Effective July 1, 2010, the Company amended its agreement with its largest credit card processor. This agreement with our largest credit card processor also contains financial triggers for additional holdbacks which include, among other things, the amount of unrestricted cash and short-term investment, the level of debt service coverage and operating income measured on a trailing 12-month basis. As a result of this amendment and our performance relative to the applicable financial triggers, at December 31, 2010, the holdback was 0% of the applicable credit card air traffic liability. Depending on our performance relative to these financial triggers in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability. An increase in holdbacks under our credit card processing agreements would increase our restricted cash and adversely affect our liquidity. If we are unable to obtain a waiver of the requirements for the increased holdbacks, or otherwise mitigate the increase in restriction of cash, it could also cause a violation under our other debt or lease obligations. This could have a material adverse impact on us.

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

We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots became frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $129.6 million as of December 31, 2010. We made contributions of $37.9 million and $10.5 million for 2010 and 2009, respectively, and anticipate a funding of $12.0 million to the defined benefit pension and disability plans during 2011. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

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

Our customer base is broad and our business activities have significant prominence, particularly in the state of Hawaii and the other cities we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations, business conduct, or other events affecting our operations could negatively affect the public image of our Company and the willingness of customers to purchase services from us, which could affect our revenue and financial results.

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawaii as a result of the modernization plan.

The state of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the state. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our interisland operations to increase proportionately more than the costs related to our transpacific and Pacific operations because of phased adjustments to the airport's funding mechanism, which will result in the cost changes having a proportionately higher impact on us than our competitors which do not have significant interisland operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

The State of Hawaii, which is uniquely dependent upon and affected by air transportation, now seeks to impose new state laws and regulations on the airline industry that could have an adverse effect on our financial condition and results of operations.

Hawaii is uniquely dependent upon and affected by air transportation. The bankruptcies and shutdowns of air carriers such as Aloha Airlines and ATA have profoundly affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii's Governor, within the State Department of Transportation. The commission would examine and certify all interisland carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers. Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to the enactment of federal legislation permitting its implementation. No such federal legislation has been initiated and cannot be predicted whether it will be initiated or adopted in the future.

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

Because airlines have a high percentage of fixed costs and flight expenses do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on the airline's operations and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of the above-mentioned or other factors could harm our business, financial condition and results of operations.

Our operations may be adversely impacted by potential security concerns and related costs.

Since the terrorist attacks of September 11, 2001, the airline industry has experienced profound changes, including substantial revenue declines and cost increases, which have resulted in industry-wide liquidity issues. Additional terrorist attacks, even if not made directly on the airline industry or the fear of such attacks, or any hostilities or act of war, could further adversely affect the airline industry, including us, and could:

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

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. In April 2010, the Department of Transportation adopted a series of passenger protection rules that we believe may have a significant effect on our business and operations. These rules provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. In September 2010, the Federal Aviation Administration (FAA) proposed changes to pilots' current flight schedules including the number of flight hours and scheduled duty time. We expect to continue incurring expenses to comply with applicable regulations. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and

Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Compensation and Liability Act. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. We cannot predict the impact that future environment regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

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

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. Explicit authority to issue war-risk insurance has been extended to September 30, 2011. It is anticipated that the federal policy will be extended again unless insurance for war-risk coverage in necessary amounts is available from independent insurers or a group insurance program is instituted by the U.S. carriers and the DOT. However, there can be no assurance that the federal policy will be renewed or an alternative policy can be obtained in the commercial market at a reasonable cost. Although our overall hull and liability insurance costs have been reduced since the post-2001 increases, there can be no assurance that these reductions would be maintained in the event of future increases in the risk, or perceived risk, of air travel by the insurance industry, or a reduction of capital flows into the aviation insurance market.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Aircraft

As of December 31, 2010, our total fleet consisted of three Airbus A330-200, fourteen Boeing 767-300ER and four Boeing 767-300 aircraft to service our transpacific, Pacific, and charter routes, and fifteen Boeing 717-200 aircraft to service our interisland routes. The following table summarizes our total fleet as of December 31, 2010:

Aircraft Type	Leased	Owned	Total	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
A330-200	3	—	3	294	0.5
767-300ER	11	3	14	252 - 264	12.0
767-300	—	4	4	264	24.1
717-200	15	—	15	118 - 123	10.0

Total	29	7	36

See Note 8 to our consolidated financial statements for additional information regarding our aircraft lease agreements.

In January 2008, we signed a purchase agreement with Airbus, providing for the delivery of twelve new aircraft between 2012 and 2020, with purchase rights for an additional twelve aircraft. In addition, during 2008, we executed lease agreements for three additional Airbus A330-200 aircraft, all of which were delivered and entered into revenue service during 2010. During 2010, we amended our purchase agreement with Airbus, pursuant to which we exercised purchase rights for seven additional A330-200 aircraft scheduled for delivery in 2011 to 2015, accelerated the delivery date of one A330-200 aircraft from 2013 to 2011 and acquired additional purchase rights. Our firm orders and executed lease agreements consist of the following deliveries:

	A330-200 Aircraft	A350XWB-800 Aircraft
Delivery Year	Firm Order	Firm Order	Total
2011	2	—	2
2012	3	—	3
2013	3	—	3
2014	3	—	3
2015	2	—	2
2016	—	—	—
2017	—	2	2
2018	—	2	2
2019	—	1	1
2020	—	1	1

	13	6	19

The Airbus aircraft deliveries will replace expiring leased Boeing 767-300ER aircraft and retiring Boeing 767-300 aircraft and provide for incremental growth opportunity for our fleet. During 2011, two leased Boeing 767-300ER aircraft will be returned upon expiration of their leases. The remaining nine Boeing 767-300ER leased aircraft are expected to be returned upon expiration of their respective leases through 2020. We have purchase rights for up to four additional Airbus A330-200 aircraft and six Airbus A350XWB-800 aircraft, and can utilize these rights subject to production availability.

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

We are party to signatory agreements with the Port of Portland and McCarran International Airport (Las Vegas), and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento, the City of Oakland, Societe D'Equipment De Tahiti Et Des Iles (SETIL) for Faa'a International Airport in Papeete, French Polynesia, Haneda International Airport in Tokyo, Japan, and Incheon International Airport in Seoul, South Korea. We are party to a License Agreement with Jet Blue Airlines in San Diego, California and Phoenix, Arizona, for the use of ticket counter space and other operational areas. We are party to lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California, Fairbanks International Airport in Alaska and the Guam International Airport in Guam.

The table below sets forth the airport locations we utilize pursuant to various lease agreements:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawaii
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Sydney Airport	Sydney	Australia
Ninoy Aquino International Airport	Manila	Philippines
Haneda International Airport	Tokyo	Japan
Incheon International Airport*	Seoul	South Korea

Our corporate headquarters are located in leased premises adjacent to the Honolulu International Airport. The lease for this space expires in November 2016.

*
Service to Seoul, South Korea's Incheon International Airport began January 2011.

ITEM 3.    LEGAL PROCEEDINGS.

We are subject to legal proceedings arising in the normal course of our operations. We do not anticipate that the disposition of such proceedings will have a material effect on our operations, business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2010.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Stock Market, LLC (NASDAQ) under the symbol "HA." The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated.

	High	Low
2010
First Quarter	$8.09	$5.94
Second Quarter	7.40	5.17
Third Quarter	6.10	4.81
Fourth Quarter	8.53	5.75
2009
First Quarter	$6.70	$2.17
Second Quarter	6.08	3.52
Third Quarter	8.80	5.16
Fourth Quarter	9.18	6.12

Holders

There were 1,133 shareholders of record of our common stock as of February 4, 2011, which does not reflect those shares held beneficially or those shares held in "street" name. On February 4, 2011, the closing price reported on the NASDAQ for our common stock was $6.78 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

We paid no dividends in 2010 or 2009. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2010, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2006 to December 31, 2010. The comparison assumes $100 was invested on December 31, 2006 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Hawaiian Holdings Common Stock	$100.00	$104.08	$130.20	$142.86	$160.00
S & P 500 Index	100.00	105.49	66.46	84.04	92.40
AMEX Airline Index(1)	100.00	58.84	41.62	57.99	80.67

(1)
As of December 31, 2010, the AMEX Airline Index consisted of Alaska Air Group Inc., AMR Corporation, Delta Air Lines, Inc., GOL Linhas Aereas Inteligentes S.A., JetBlue Airways Corporation, LAN Airlines S.A., Ryanair Holdings PLC, SkyWest Inc., Southwest Airlines Co., TAM S.A., US Airways Group, Inc. and United Continental Holdings.

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

Equity Compensation Plan Information

Information regarding our securities authorized for issuance under equity compensation plans will be included in Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," of this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 6.    SELECTED FINANCIAL DATA.

The Selected Financial Data should be read in conjunction with our accompanying audited consolidated financial statements and the notes related thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$1,310,093	$1,183,306	$1,210,865	$982,555	$888,047
Operating expenses(a)	1,218,815	1,075,822	1,118,967	975,721	887,541
Operating income	91,278	107,484	91,898	6,834	506
Net income (loss)(b)(c)(d)(e)	110,255	116,720	28,586	7,051	(40,547)
Net Income (Loss) Per Common Stock Share:
Basic	$2.15	$2.26	$0.59	$0.15	$(0.86)
Diluted	2.10	2.22	0.57	0.15	(0.86)
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,232	51,656	48,555	47,203	47,153
Diluted	52,482	52,504	50,527	47,460	47,153
Common Shares Outstanding at End of Year(g)	50,221	51,479	51,517	47,241	46,584
Balance Sheet Items:
Total assets	$1,117,499	$1,028,886	$929,134	$823,399	$802,344
Property and equipment, net	418,120	318,884	315,469	270,734	272,614
Long-term debt and capital lease obligations, excluding current maturities	171,884	190,335	232,218	215,926	238,381
Shareholders' equity(f)	277,869	176,089	53,313	133,339	83,637

(a)
During 2008, we recorded a $52.5 million litigation settlement for which we received payment from Mesa in May 2008. This amount is reflected as a separate line item in our operating expenses.

(b)
For 2006, losses due to redemption, prepayment, extinguishment and modification of long-term debt and lease agreements were $32.1 million.

(c)
2008 net income includes recognition of the litigation settlement of $52.5 million received from Mesa. In 2008, we recognized $7.8 million associated with the recognition of an-other-than temporary impairment of our auction rate securities. Net hedging losses of $16.1 million on fuel derivatives were recognized as nonoperating expense in 2008.

(d)
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

(e)
2010 net income was positively affected by the release of our entire remaining valuation allowance of $57.5 million as described in Note 9 to the consolidated financial statements.

(f)
Shareholders' equity amounts include significant changes in our pension liability recorded in accumulated other comprehensive income (loss) shown in the Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss).

(g)
During 2010, we repurchased an aggregate of 1,868,563 common shares for approximately $10.0 million under our Stock Repurchase Program.

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

Overview

Founded in 1929 as Inter-Island Airways, Ltd., Hawaiian Airlines, Inc. currently operates 15 Boeing 717-200 aircraft, 18 Boeing 767-300 aircraft, and three Airbus A330-200 aircraft serving 21 domestic and international destinations within the Pacific region. We are the state's longest-serving airline, as well as the largest provider of passenger air service within Hawaii (interisland) and to Hawaii from the state's primary visitor markets on the western U.S. mainland (transpacific). We offer nonstop service to Hawaii from more U.S. gateway cities than any other airline, as well as service to Japan, Philippines, Australia, American Samoa and Tahiti and in January 2011 we launched service to South Korea (Pacific). We provide approximately 185 daily flights on our Interisland, Transpacific and Pacific routes.

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

The domestic airline industry remained intensely competitive in 2010, with low profit margins, high fixed costs and significant price competition. The airline industry experienced a significant decrease in demand for business and pleasure travelers due to the global economic decline in 2008 with modest recovery in 2009 and 2010. The level and volatility of fuel prices continue to challenge airline industry participants with prices having risen over the past two years.

  •
  Our mission is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawaii;

  •
  Our vision is to be the number one destination carrier serving Hawaii; and

  •
  Our values are integrity, people, achievement, accountability, teamwork, passion, and change.

Through our commitment to our Mission, Vision, and Values in our 81st year of operations, we have accomplished the following:

  •
  Outstanding brand reputation on the routes we serve

  •
  Ranked as the #1 airline in overall quality by the Airline Quality Rating study for 2009 (released in April 2010).

  •
  Rated highest among domestic airlines that serve Hawaii and ranked fifth overall among the nation's airlines according to Travel + Leisure magazine's annual World's Best Awards reader survey published in the August 2010 issue.

  •
  Industry-leading operational excellence

  •
  Ranked as the #1 carrier for on-time performance as reported by the U.S. Department of Transportation Air Travel Consumer report for every month reported in 2010.

  •
  Focused growth with financial stability

  •
  In 2010, we had net income of $110.3 million and operating income of $91.3 million, our 4th consecutive year of profitability.

  •
  Increased growth in international markets with new routes from Hawaii to Japan's Haneda International Airport that began in November 2010 and Seoul, South Korea's Incheon International Airport that began in January 2011.

  •
  Expanded our transpacific service with the addition of seasonal routes between Maui and Oakland and Maui and San Diego during 2010 and twice weekly service between Maui and Las Vegas that began in October 2010.

  •
  Took delivery and placed into revenue service three Airbus A330-200 aircraft in 2010 increasing our capacity.

  •
  Exercised purchase rights for an additional six Airbus A330-200 aircraft in November 2010 for delivery between 2012 and 2015.

We anticipate that the challenging economic and competitive environment will continue into 2011 and our ability to remain profitable depends on, among other things, operating at costs equal to or lower than those of our competitors. Although we continue to grow, the highly competitive nature of the airline industry and the impact of ongoing economic weakness could affect our financial results in existing and new markets. Fuel costs increased during 2009 and 2010 and established new two-year highs late in 2010. Also, over the past year certain of our competitors have increased service between Hawaii and the U.S. mainland increasing the competition for the limited demand.

Our strategy for the next five years includes: (1) growing passenger revenue including expanding into routes to/from Hawaii previously unserved by us, (2) increasing our revenue by taking advantage of the superior cargo capabilities on our new Airbus A330-200 aircraft and accessing sources of other non-passenger revenue, and (3) focusing on cost competitiveness including but not limited to the transition from our Boeing 767s to Airbus A330-200 aircraft.

Results of Operations

We recognized net income of $110.3 million ($2.10 per diluted common stock share) on operating income of $91.3 million for the year ended December 31, 2010. Our 2010 results reflect a tax benefit of $28.3 million resulting primarily from the release of our entire remaining tax valuation allowance of $57.5 million.

The table below presents certain statistical data to provide an overview of the Company's financial performance for the three years ended December 31, 2010, 2009 and 2008.

Hawaiian Holdings, Inc.
Selected Consolidated Statistical Data (unaudited)

	Year ended December 31,
	2010		2009		2008
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	8,418		8,340		7,848
Revenue passenger miles (RPM)	8,665,869		8,146,706		7,839,722
Available seat miles (ASM)	10,134,601		9,708,939		9,479,198
Passenger revenue per ASM (PRASM)	11.40	¢	10.71	¢	11.66	¢
Passenger load factor (RPM/ASM)	85.5%		83.9%		82.7%
Passenger revenue per RPM (Yield)	13.33	¢	12.77	¢	14.10	¢
Total Operations:
Operating revenue per ASM	12.91	¢	12.18	¢	12.73	¢
Operating cost per ASM (CASM)	12.01	¢	11.07	¢	11.77	¢
Aircraft fuel expense per ASM	3.18	¢	2.51	¢	4.47	¢
Litigation settlement per ASM	—	¢	—	¢	(0.55	)¢
Revenue passengers flown	8,424		8,345		7,857
Revenue block hours operated (actual)	113,158		112,532		104,568
RPM	8,675,427		8,151,708		7,858,765
ASM	10,150,659		9,717,111		9,508,596
Gallons of jet fuel consumed	140,995		137,589		134,140
Average cost per gallon of jet fuel (actual)(a)	$2.29		$1.77		$3.16

(a)
Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $1.3 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2010, 2009 and 2008, respectively.

Passenger Revenue

Passenger revenue was $1.2 billion, $1.0 billion, and $1.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively. The detail of these changes in passenger revenue is described in the table below:

	Year Ended December 31, 2010 as compared to December 31, 2009				Year Ended December 31, 2009 as compared to December 31, 2008
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
Transpacific	$21.7	(1.3)%	4.8%	5.1%	$(40.4)	(6.9)%	1.1%	(0.9)%
Interisland	60.4	20.2	(0.9)	(7.3)	(23.0)	(15.1)	9.8	14.5
Pacific	32.8	11.7	25.2	9.9	(2.0)	(0.7)	24.5	15.9

Total scheduled	$114.9	4.4%	6.4%	4.4%	$(65.4)	(9.5)%	3.9%	2.4%

Transpacific—Transpacific revenue increased by $21.7 million from 2009 to 2010 primarily due to the induction of three new Airbus A330-200 into revenue service in April, May and November 2010, which increased our capacity. The $40.4 million decrease from 2008 to 2009 is primarily due to decreased yields (passenger revenue per revenue passenger miles), partially offset by increased revenue passenger miles.

Interisland—Interisland revenue increased by $60.4 million in 2010 as compared to 2009, and decreased by $23.0 million in 2009 as compared to 2008. The changes in our interisland passenger revenue for the past three years was primarily due to the changes in the competitive environment which stabilized in 2010. In 2008 and the majority of 2009, the high level of competition resulted in discounted fares and decreased yields during this period. In October 2009, two competitors, Mesa and Mokulele Airlines announced a joint venture to provide interisland service under the go!Mokulele brand name and concurrently reduced the combined level of its capacity. Separately, we reduced our capacity on the interisland routes in 2010. Since the go!Mokulele merger there has been a reduction in the availability of discounted fares in 2010 as compared to 2009, and the yields on our interisland routes have increased.

Pacific—Pacific revenue increased by $32.8 million from 2009 to 2010 and decreased $2.0 million from 2009 to 2008. The increase in passenger revenue in 2010 as compared to 2009 was due to increased traffic and yields. In November 2010, we launched service to Tokyo, Japan. The decrease in 2009 as compared to 2008 passenger revenue was due to decreased yields partially offset by an increase in capacity.

Other Revenue

Other operating revenue was $155.1 million, $143.2 million and $105.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase in other revenue over the past three years is primarily due to an increase in checked baggage revenue. The increase from 2009 to 2010 is primarily due to the increase in checked baggage revenue partially offset by a decrease in our cancellation penalties revenue and a decrease in the marketing component of our frequent flyer revenue due to a change in our revenue deferral rate in 2010. The increase from 2008 to 2009 is primarily due to the increase in checked baggage revenue and the revenue recognized from our frequent flyer marketing component in 2009.

Operating Expenses

Operating expenses were $1.2 billion, $1.1 billion, and $1.1 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Increases (decreases) in operating expenses from 2009 to 2010 and 2008 to 2009 are detailed below.

	Year Ended December 31, 2010 as compared to December 31, 2009		Year Ended December 31, 2009 as compared to December 31, 2008
	$	%	$	%
	(in thousands)		(in thousands)
Operating expense:
Aircraft fuel, including taxes and oil	$79,090	32.4%	$(180,623)	(42.5)%
Wages and benefits	24,944	9.1	29,825	12.3
Aircraft rent	10,630	10.4	2,288	2.3
Maintenance materials and repairs	(4,114)	(3.2)	20,280	18.8
Aircraft and passenger servicing	2,803	4.7	3,395	6.1
Commissions and other selling	12,902	19.8	8,721	15.4
Depreciation and amortization	5,064	9.6	3,970	8.2
Other rentals and landing fees	6,536	12.7	12,230	31.3
Litigation settlement	—	—	52,500	NM
Other	5,138	5.1	4,269	4.4

Total	$142,993	13.3%	$(43,145)	(3.9)%

NM—Not Meaningful

Aircraft Fuel

Aircraft fuel expense increased $79.1 million, or 32.4% from 2009 to 2010 and decreased $180.6 million, or 42.5% from 2008 to 2009. The year over year variances are primarily attributable to the fluctuations in the cost of aircraft fuel as illustrated in the following tables:

	Years Ended December 31,			% Change from Year Ended
	2010	2009	2008	2009	2008
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	140,995	137,589	134,140	2.5%	2.6%
Fuel price per gallon, including taxes and delivery	$2.29	$1.77	$3.17	29.4%	(44.2)%

Total raw fuel expense	$322,999	$243,909	$424,916	32.4%	(42.6)%

Realized gains from settled ASC 815 hedges	—	—	(384)	—%	(100.0)%

Aircraft fuel expense	$322,999	$243,909	$424,532	32.4%	(42.5)%

During 2010, 2009, and 2008 substantially all of our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the Consolidated Statements of Operations. We recorded gains of $0.6 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively and losses of $16.1 million in the year ended December 31, 2008.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period. We define economic fuel expense as raw fuel expense plus losses (less gains) realized through actual cash payments to (receipts from) hedge counterparties for fuel hedge derivatives settled in the period. Economic fuel expense for 2010, 2009 and 2008 was calculated as follows:

	Years Ended December 31,			% Change from Year Ended
	2010	2009	2008	2009	2008
	(in thousands, except per-gallon amounts)
Raw fuel expense	$322,999	$243,909	$424,916	32.4%	(42.6)%
Realized (gains) losses on settlement of fuel derivative contracts	(3,199)	9,580	1,096	(133.4)%	774.1%
Realized (gains) from settled SFAS 133 hedges	—	—	(384)	—	(100.0)

Economic fuel expense	$319,800	$253,489	$425,628	26.2%	(40.4)%
Fuel gallons consumed	140,995	137,589	134,140	2.5%	2.6%

Economic fuel costs per gallon	$2.27	$1.84	$3.17	23.4%	(42.0)%

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and Benefits

Wages and benefits increased from 2009 to 2010 by $24.9 million or 9.1% due to several factors including the ratification of contract agreements with several of our organized labor groups during the first quarter of 2010 which included pay rate increases, increases in employer contributions to the 401k plans and increased employee eligibility for profit sharing program; an increase in training and transition costs; and an increase in flight activity due to our three new A330-200 aircraft which began service during April, May and November 2010.

Wages and benefits expense increased from 2008 to 2009 by $29.8 million or 12.3% as a result of higher variable compensation due to our improved operating results and higher pension costs. The increase in pension costs was primarily due to lower than expected return on plan assets.

Aircraft Rent

Aircraft rent expense increased in 2010 as compared to 2009 by $10.6 million or 10.4%, primarily due to the commencement of leases on three new Airbus A330-200 aircraft which were added to our fleet in April, May and November 2010.

Maintenance Materials and Repairs

During 2010, we experienced some improvements in our maintenance materials and repairs expense primarily as a result of a decrease in our heavy maintenance expense on our Boeing 767 aircraft and decreases in rental loan charges. These decreases were slightly offset by maintenance costs associated with our three new Airbus A330-200 aircraft, which we inducted into revenue service during 2010, as well as an increase in our heavy maintenance expense on our Boeing 717 aircraft due to the commencement of 10-year airframe checks on this fleet.

We expect maintenance materials and repairs expense to increase in future years as we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, as well as a result of price escalation in certain of our power-by-the-hour (PBH) contracts.

Maintenance materials and repairs increased from 2008 to 2009 due to several factors including the aging of our Boeing fleet which corresponds to an increase in maintenance activity performed, the timing of certain periodic maintenance events, and increased PBH maintenance contract expenses.

As more fully discussed in Note 2 to our consolidated financial statements and Critical Accounting Policies, we have made deposits to our aircraft lessors to cover a portion of our future maintenance costs. However, because these payments are recorded as a deposit, to the extent recoverable through future maintenance, and then recognized as maintenance expense when the underlying maintenance is performed, they do not affect the timing of our recognition of maintenance expense, which is recognized as expense when incurred. Maintenance deposits totaled $17.3 million ($15.7 million, net of unamortized fair value adjustments recorded in purchase accounting) as of December 31, 2010.

Commissions and Other Selling Expenses

Commissions and other selling expenses increased $12.9 million or 19.8% from 2009 to 2010 due to several factors including our increased revenues as well as increases in the volume of ticket sales through credit cards, higher global distribution system booking fee expenses and increased travel agency commissions primarily due to ticket sales for our international routes partially offset by a reduction in the frequent flyer liabilities due to a change in the estimated miles expected to break.

Commissions and other selling expenses increased $8.7 million or 15.4% from 2008 to 2009. During 2008, commission and other selling expenses benefited due to a reduction in the frequent flyer liabilities as a result of a revision of estimated breakage of frequent flyer miles. The absence of this credit in 2009 accounts for the primary increase in commission and other selling expenses from the prior year.

Other Rentals and Landing Fees

Other rentals and landing fees increased $6.5 million or 12.7% from 2009 to 2010 primarily due to an increase in available seat miles due to the expansion of our fleet and increased rates for space rents at airports in Hawaii. The increase from 2008 to 2009 of $12.2 million or 31.3% was due to the expansion of our services following the closure of Aloha Airlines in 2008 which included expansion in the amount of terminal space that we rent, primarily in airports in Hawaii, as well as a 13% increase in flights. In addition, rates for landing fees and space rents increased for airports in Hawaii.

Nonoperating Expense

Nonoperating expense, net was $9.3 million, $10.3 million, and $38.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. The decrease in nonoperating expense from 2009 to 2010 is primarily due to the release of uncertain tax positions and its related interest expense of $2.5 million recorded as an offset to interest expense as well as $2.7 million of interest that we began capitalizing as part of our A330-200 aircraft fleet in 2010. The decrease in nonoperating expense from 2008 to 2009 is primarily due to the unrealized losses on fuel derivatives recognized during 2008 as a result of the decrease in fuel prices at the end of the year. In addition, during 2008, we recognized $7.8 million of unrealized losses on our auction rate securities deemed to be other than a temporary impairment.

Income Tax (Benefit) and Expense

We recorded an income tax benefit of $28.3 million, income tax benefit of $19.5 million and income tax expense of $24.6 million during 2010, 2009 and 2008, respectively. During 2009, we released $25.0 million of our valuation allowance as well as recorded approximately $18.2 million of income tax benefits related to changes in our tax return accounting methods. During 2010, we released the remaining valuation allowance which amounted to $57.5 million.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. These financing arrangements are described in more detail below and in Note 7 to our consolidated financial statements.

As of December 31, 2010, we had $285.0 million in cash and cash equivalents compared to $301.8 million of cash, cash equivalents and short-term investments at December 31, 2009. We also had restricted cash of $5.2 million and $25.7 million as of December 31, 2010 and 2009, respectively, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales. Substantially all of the cash held as collateral for credit card sales transactions earns interest for our benefit and is released to us as the related travel is provided to our passengers. Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

On December 10, 2010, we entered into an Amended and Restated Credit Agreement (Credit Agreement) with Wells Fargo Capital Finance, Inc. (WFCF) for a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million. The Revolving Credit Facility amends and restates in its entirety our prior Term A and revolving credit facilities. The Revolving Credit Facility loans may be borrowed, repaid and reborrowed until December 10, 2014, at which time all amounts borrowed under the Credit Agreement must be repaid.

On December 10, 2010, $60.0 million of revolving loans under the Credit Agreement were made to us, including $15.0 million for outstanding term loan obligations under the Term A credit facility that were converted into outstanding revolving loans, approximately $5.25 million for letters of credit issued under the prior revolving credit facility that continue to be outstanding under the Revolving Credit Facility, and approximately $39.75 million in additional revolving loans, which were used together with cash on hand, to repay in full, prior to the scheduled maturity in 2011, outstanding obligations of approximately $59.08 million under the Term B credit facility. As of December 31, 2010, Hawaiian had $54.7 million of outstanding borrowings under the Revolving Credit Facility and $6.0 million available (net of various letters of credit held as reserve).

Cash Flows

Net cash provided by operating activities was $150.3 million for 2010, an increase of $13.8 million from 2009. The increase is primarily attributable to a decrease in our restricted cash balance offset by increases in our accounts payable and air traffic liability accounts.

Net cash used in investing activities was $108.7 million for 2010 compared to $35.9 million for 2009. During 2010, we used $140.5 million of cash for purchases of property and equipment primarily related to pre-delivery payments for our Airbus A330-200 aircraft to be delivered in 2011 and 2012 which was offset by net sales of investments of $31.8 million including a $4.1 million redemption payment and $26.7 million for the sale of our auction rate securities. During 2009, we used $40.2 million of cash for purchase of property and equipment including pre-delivery payments which was offset by net sales of investments of $4.2 million.

Net cash used in financing activities was approximately $57.3 million for 2010 compared to $3.6 million in 2009. During 2010, we used cash for repayments of long-term debt and capital lease obligations totaling $101.2 million which includes the refinancing of our Term A and pay-off of our Term B credit facilities in December 2010 totaling $75.2 million, and signed a new credit agreement in connection with the refinancing of our Term A revolving credit facility under which we received $54.7 million in funds. In 2010, we also used cash for our stock repurchase program totaling $10.0 million. In 2009, we received a $24.1 million advance payment from our co-branded credit card partner for the forward sale of miles. This was offset by $27.5 million of repayments on our long-term debt and capital lease obligations.

Capital Expenditures

In 2010, we executed purchase agreements for seven additional A330-200 aircraft scheduled for delivery in 2011 to 2015 and accelerated the delivery date of one A330-200 aircraft from 2013 to 2011. As of December 31, 2010, our firm aircraft orders consisted of thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and three Rolls Royce spare engines scheduled for delivery through 2020. In addition, we have purchase rights for an additional four A330-200 aircraft and six A350XWB-800 aircraft. Committed expenditures for these aircraft, engines and related flight equipment, approximates $203 million in 2011, $273 million in 2012, $275 million in 2013, $233 million in 2014 and $154 million in 2015.

For 2011, other capital expenditures which include software, improvements, ramp and maintenance equipment, is approximately $20 million to $40 million. In order to complete the purchase of these aircraft and fund related costs we must secure acceptable financing. We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us.

Leases

In 2010, we took delivery of three Airbus A330-200 aircraft under ten-year operating lease agreements.

Stock Repurchase Program

On July 1, 2010, the Executive Committee of our Board of Directors approved a stock repurchase program (Program) under which we could purchase up to $10 million of our outstanding common stock. Stock purchases under the Program could be made through the open market, established plans or through privately negotiated transactions, as market conditions permitted. The stock repurchase program was substantially completed in September 2010; we repurchased an aggregate of 1,868,563 shares at an aggregate cost of $10.0 million.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock. These agreements also require us to meet certain financial covenants. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage. As of December 31, 2010, we were in compliance with these covenants. If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.2 million at December 31, 2010. The funds are subsequently made available to us as air travel is provided. The agreements, with our largest credit card processor also contains financial triggers for additional holdbacks which are based upon, among other things, the amount of unrestricted cash and short-term investments, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis. Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.

Effective July 1, 2010, we amended our agreement with our largest credit card processor. As a result of this amendment and our performance relative to the applicable financial triggers, our holdback with this credit card processor at December 31, 2010 was zero as compared to 25% of the applicable credit card air traffic liability in 2009. Depending on our performance of these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under our other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

Hawaiian sponsors three tax-qualified defined benefit pension plans covering its ALPA, IAM, TWU, NEG and certain non-contract employees, as well as a separate plan to administer the pilots' disability benefits. In the aggregate, these plans are underfunded. As of December 31, 2010, the excess of the projected benefit obligations over the fair value of plan assets was approximately $129.6 million. Hawaiian made contributions of $37.9 million, $10.5 million, and $5.7 million, during 2010, 2009, and 2008, respectively, to its defined benefit pension and disability plans, and anticipates contributing $12.0 million during 2011. During 2008, asset returns on our pension plans declined in conjunction with the decline in global financial markets resulting in a deterioration of our funding levels. Positive asset returns in 2009 and 2010 partially offset the prior year's deterioration. Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements for funding purposes and the level and timing of asset returns.

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

Contractual Obligations

Our estimated contractual obligations as of December 31, 2010 are summarized in the following table:

Contractual Obligations	Total	2011	2012 - 2013	2014 - 2015	2016 and Thereafter
	(in thousands)
Debt and capital lease obligations(1)	$235,795	$28,146	$103,455	$73,281	$30,913
Operating leases—aircraft and related equipment(2)	840,853	115,610	205,226	189,957	330,060
Operating leases—non-aircraft	35,422	4,338	9,560	12,168	9,356
Purchase commitments—Capital(3)	1,941,190	203,130	548,243	386,952	802,865
Purchase commitments—Operating(4)	313,605	21,491	42,612	40,670	208,832
Projected employee benefit contributions(5)	36,678	12,059	24,619	—	—

Total contractual obligations	$3,403,543	$384,774	$933,715	$703,028	$1,382,026

(1)
Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of December 31, 2010.

(2)
Amounts reflect leases for eleven Boeing 717, eleven Boeing 767, three Airbus A330-200 aircraft and aircraft-related equipment as of December 31, 2010. Also reflects estimated amounts for price escalation and lease modifications.

(3)
Amounts include our firm aircraft orders consisting of thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft, three Rolls Royce spare engines and other aircraft equipment.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature, such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancelation provisions.

(5)
Amount includes our estimated contributions to our pension plans based on actuarially determined estimates and our pilot's disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2013.

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

Other operating revenue includes baggage fees, cargo revenue, charter revenue, ticket change fees, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies and other incidental sales.

Baggage fees, cargo and charter revenue is recognized when the transportation is provided. Ticket change fees are recognized at the time the fees are assessed. All other revenue is recognized as revenue when the related goods and services are provided.

Frequent Flyer Accounting

HawaiianMiles, Hawaiian's frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. We utilize the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and apply these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical data on actual expirations.

We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be redeemed (currently estimated at eighteen months) and provided, based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale. The estimated fair value of the air transportation component is based on several factors, including actual fares and customer habits in redeeming free travel awards.

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is amortized over the period during which the mileage is projected to be used (currently estimated at five months).

Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity. As a result of this change, we recorded a reduction in our frequent flyer incremental cost liability and a one-time benefit of $1.3 million as a component of commissions and other selling expense.

On a periodic basis, we review and update the assumptions used in our frequent flyer accounting. On an annual basis, we update the deferral period, deferral rate and estimated breakage. In 2010, we changed our estimated breakage rate based on historical information which resulted in an increase in miles expected to break, and decreased commissions and other services expense for the reduction in the incremental cost accrual by approximately $2.4 million.

Pension and Other Postretirement and Postemployment Benefits

We account for our defined benefit pension and other postretirement and postemployment plans in accordance with ASC 715, "Compensation—Retirement Benefits". ASC 715 requires companies to measure their plans' assets and obligations that determine their funded status at fiscal year end, recognize the funded status of their benefit plans in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year which the changes occur. ASC 715 does not change the amount of net periodic benefit expense recognized in our results of operations. Pension and other postretirement and postemployment benefit expenses are recognized on an accrual basis over employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements.

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

	2010	2009	2008
Pension:
Discount rate to determine projected benefit obligation	5.71%	5.79%	6.09%
Expected return on plan assets	7.90%	7.90%	7.90%
Pilot retirement age	63.5	63.5	63.5
Postretirement:
Discount rate to determine projected benefit obligation	5.81%	5.98%	6.13%
Expected return on plan assets	N/A	N/A	N/A
Expected health care cost trend rate:
Initial	9.00%	8.50%	9.00%
Ultimate	4.75%	5.00%	5.00%
Years to reach ultimate trend rate	8	6	7
Disability
Discount rate to determine projected benefit obligation	5.59%	5.66%	6.05%
Expected return on plan assets	7.50%	7.50%	7.50%

N/A—Not Applicable

The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our expected long-term rate of return by category are as follows at December 31, 2010:

Expected Long-Term Rate of Return
Equity securities—Domestic	9.70%
Equity securities—Foreign	9.85%
Fixed income securities	4.50%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our pension plan assets by one percent (from 7.9% to 6.9%) and on our disability benefit plan assets (from 7.5% to 6.5%) would increase our estimated 2011 pension and disability benefit expense by approximately $2.3 million and $0.1 million, respectively.

We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other postretirement benefit liabilities at December 31, 2010 by approximately $42.1 million and $17.6 million, respectively, and would increase our estimated 2011 pension and other postretirement benefit expense by approximately $1.0 million and $2.4 million, respectively.

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one percent increase in the assumed health care cost trend rate would increase the other postretirement benefit obligation as of December 31, 2010 by approximately $15.2 million and our estimated 2011 other postretirement benefit expense by approximately $3.1 million. A one percent decrease in the assumed health care cost trend rate would decrease the other postretirement benefit obligation as of December 31, 2010 by approximately $12.3 million and our estimated 2011 other postretirement benefit expense by approximately $2.0 million.

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

Additionally, although our aircraft lease agreements specifically provide that we, as lessee, are responsible for maintenance of the leased aircraft, we do, under our existing aircraft lease agreements, pay maintenance reserves to aircraft lessors that are applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to us upon the completion of the maintenance of the leased aircraft. If there are sufficient funds on deposit to reimburse us for the invoices initially paid by us and then submitted to the lessor, they are reimbursed to us. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which we are requesting reimbursement. Under certain of our existing aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other of our existing aircraft lease agreements any such excess amounts are returned to us, provided that we have fulfilled all of our obligations under the lease agreements. The maintenance reserves paid under our lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, we maintain the right to select any third-party maintenance provider. Therefore, we record these amounts as a deposit on our balance sheet and then recognize maintenance expense when the underlying maintenance is performed, in accordance with our maintenance accounting policy.

In accordance with EITF 08-03, on a quarterly basis we complete a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compare these estimates to our forecasted nonrefundable deposits to identify costs not expected to be recoverable. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the leased asset." Therefore, we will bifurcate and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits. In determining whether it is probable that maintenance deposits will be used to fund the cost of the maintenance events, we conduct the following analysis:

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

Stock Compensation

We account for stock options in accordance with ASC 718, "Share Based Payment". ASC 718 requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. ASC 718 also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flows rather than operating activities.

ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards is estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition, or the fair value at the measurement date (usually the grant date) for awards of stock. The resulting cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

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

Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of Hawaiian's deferred tax assets will not be realized. The ultimate realization of Hawaiian's deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. During the quarter ended December 31, 2010, Hawaiian analyzed its valuation allowance and, based upon this analysis, released its remaining valuation allowance based on recent earning performance and projections of future sources of taxable income that will be available to support recovery of recorded deferred tax assets. On January 1, 2009, we adopted the provisions of ASC 805, "Business Combinations (revised 2007)" which requires the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits attributable to business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on circumstances. For additional information in income taxes, see Note 9 to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk. We have market-sensitive instruments in the form of financial derivative instruments used to hedge Hawaiian's exposure to increases in jet fuel prices and variable interest rate debt. We have market risk for the changes in the fair value of our fixed-rate debt resulting from movements in interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects of such adverse changes on overall economic activity nor do they consider additional actions we might undertake to mitigate exposure to such adverse changes. Actual results may differ. See the discussion of critical accounting policies above for other information related to these financial instruments.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 26.5% and 22.7%, of our operating expenses for the years ended December 31, 2010 and 2009, respectively. Based on gallons expected to be consumed in 2011, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.6 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel. During 2010, our fuel hedge program primarily consisted of crude oil caps (or call options) and collars (a combination of call options and put options of crude oil). Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period. We have combined some of our call option contracts with put option contract sales to create "collars" whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price). Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a "costless collar."

We have also established certain collars ("synthetic collars") by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options and heating oil put options). The aforementioned fuel derivative agreements were not designated as hedges under ASC 815. As of December 31, 2010, the fair value of these fuel derivative agreements reflected a net asset of $8.8 million that is reflected in prepaid expenses and other in the Consolidated Balance Sheets.

Our future contracts and other fuel derivative agreements as of January 26, 2011 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Strike Price per Barrel	Percentage of Projected Fuel Requirements Hedged	Projected Fuel Barrels Hedged
First Quarter 2011
Crude Oil
Call Options	$87.64	33%	286,000
Collars—Cap/Floor	$93.31 / $73.08	26%	225,000

Total		59%	511,000
Second Quarter 2011
Crude Oil
Call Options	$90.34	26%	246,000
Collars—Cap/Floor	$92.10 / $72.76	18%	167,000

Total		44%	413,000
Third Quarter 2011
Crude Oil
Call Options	$93.38	27%	249,000
Collars—Cap/Floor	$92.33 / $72.65	5%	46,000

Total		31%	295,000
Fourth Quarter 2011
Crude Oil
Call Options	$97.14	16%	153,000
Collars—Cap/Floor	$0	0%	—

Total		16%	153,000
First Quarter 2012
Crude Oil
Call Options	$101.40	6%	19,000
Collars—Cap/Floor	$0	0%	—

Total		6%	19,000

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

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable rate debt and interest income earned on our cash deposits and short-term investments. As of December 31, 2010, our debt agreements include the Revolving Credit Facility and the Boeing 767-300ER financing agreements, the terms of which are discussed in Note 7 to our consolidated financial statements.

At December 31, 2010, we had approximately $45.2 million of fixed rate debt including aircraft capital lease obligations of $41.9 million and non-aircraft capital lease obligations of $0.5 million. At December 31, 2010, we had $143.6 million of variable rate debt indexed to the following interest rate:

Index	Rate
One-Month LIBOR	0.26%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts. However, based on the balances of our cash and cash equivalents, restricted cash, and variable rate debt as of December 31, 2010, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits approximates the level of our variable-rate liabilities. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

Market risk for fixed-rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.0 million as of December 31, 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, Hawaiian Holdings, Inc. changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 11, 2011

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,154,972	$1,040,111	$1,105,521
Other	155,121	143,195	105,344

Total	1,310,093	1,183,306	1,210,865

Operating Expenses:
Aircraft fuel, including taxes and oil	322,999	243,909	424,532
Wages and benefits	297,567	272,623	242,798
Aircraft rent	112,721	102,091	99,803
Maintenance materials and repairs	123,975	128,089	107,809
Aircraft and passenger servicing	62,160	59,357	55,962
Commissions and other selling	78,197	65,295	56,574
Depreciation and amortization	57,712	52,648	48,678
Other rentals and landing fees	57,833	51,297	39,067
Litigation settlement	—	—	(52,500)
Other	105,651	100,513	96,244

Total	1,218,815	1,075,822	1,118,967

Operating Income	91,278	107,484	91,898

Nonoperating Income (Expense):
Interest expense and amortization of debt discount and issuance costs	(16,835)	(20,653)	(20,656)
Interest income	3,634	5,555	7,264
Capitalized interest	2,665	—	—
Gains (losses) on fuel derivatives	641	2,292	(16,066)
Gains (losses) on investments	1,168	2,226	(7,827)
Other, net	(562)	292	(1,404)

Total	(9,289)	(10,288)	(38,689)

Income Before Income Taxes	81,989	97,196	53,209
Income tax (benefit) expense	(28,266)	(19,524)	24,623

Net Income	$110,255	$116,720	$28,586

Net Income Per Common Stock Share:
Basic	$2.15	$2.26	$0.59

Diluted	$2.10	$2.22	$0.57

Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,232	51,656	48,555

Diluted	52,482	52,504	50,527

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$285,037	$300,738
Restricted cash	5,224	25,731
Short-term investments	—	1,040

Total cash, restricted cash and short-term investments	290,261	327,509
Accounts receivable, net of allowance for doubtful accounts of $744 and $693 as of December 31, 2010 and 2009, respectively	59,887	50,156
Spare parts and supplies, net	18,354	18,282
Deferred tax assets, net	40,651	20,917
Prepaid expenses and other	37,367	24,796

Total	446,520	441,660

Property and equipment, net
Flight equipment	359,368	323,611
Pre-delivery deposits on flight equipment	108,444	23,239
Other property and equipment	97,896	80,582

	565,708	427,432
Less accumulated depreciation and amortization	(147,588)	(108,548)

Total	418,120	318,884

Other Assets:
Long-term prepayments and other	38,629	35,469
Long-term investments	—	29,921
Deferred tax assets, net	38,847	4,083
Intangible assets, net of accumulated amortization of $130,951 and $107,464
as of December 31, 2010 and 2009, respectively	68,720	92,206
Goodwill	106,663	106,663

Total Assets	$1,117,499	$1,028,886

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$69,300	$49,509
Air traffic liability	250,861	210,948
Other accrued liabilities	63,506	61,349
Current maturities of long-term debt and capital lease obligations	16,888	62,438

Total	400,555	384,244

Long-Term Debt and Capital Lease Obligations	171,884	190,335
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	213,704	231,000
Other liabilities and deferred credits	53,487	47,218

Total	267,191	278,218

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value per share, 52,291,091 shares issued, 50,220,877 shares outstanding as of December 31, 2010; 51,680,904 shares issued amd 51,479,253 shares outstanding as of December 31, 2009	522	516
Capital in excess of par value	245,947	240,608
Treasury stock, at cost, 2,070,214 shares at December 31, 2010 and 201,651 shares at December 31, 2009	(10,752)	(754)
Accumulated income (deficit)	77,431	(32,824)
Accumulated other comprehensive loss, net	(35,279)	(31,457)

Total	277,869	176,089

Total Liabilities and Shareholders' Equity	$1,117,499	$1,028,886

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2010, 2009 and 2008

	Common Stock(*)	Special Preferred Stock(**)	Treasury Stock	Capital In Excess of Par Value	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	$472	$—	$—	$213,200	$(177,217)	$96,884	$133,339
Net income	—	—	—	—	28,586	—	28,586
Net change related to employee benefit plans	—	—	—	—	—	(131,618)	(131,618)
Unrealized income on hedge instruments and short-term investments	—	—	—	—	—	(443)	(443)

Comprehensive loss	—	—	—	—	—	—	(103,475)

Issuance of 725,729 shares of common stock related to stock awards	7	—	—	2,364	—	—	2,371
Exercise of warrants to acquire 3,549,998 shares of common stock	36			17,475			17,511
Share-based compensation expense	—	—	—	2,717	—	—	2,717
Excess tax benefits from exercise of stock options	—	—	—	850	—	—	850

Balance at December 31, 2008	$515	$—	$—	$236,606	$(148,631)	$(35,177)	$53,313
Impact of adoption of EITF 08-03	—	—	—	..	(913)	—	(913)
Net income	—	—	—	—	116,720	—	116,720
Net change related to employee benefit plans	—	—	—	—	—	2,536	2,536
Unrealized income on short-term and long-term investments	—	—	—	—	—	1,184	1,184

Comprehensive income							120,440

Issuance of 164,077 shares of common stock related to stock awards	1	—	—	305	—	—	306
Share-based compensation expense	—	—	—	3,454	—	—	3,454
Treasury stock buy-back to acquire 201,651 shares	—	—	(754)	—	—	—	(754)
Excess tax benefits from exercise of stock options	—	—	—	243	—	—	243

Balance at December 31, 2009	$516	$—	$(754)	$240,608	$(32,824)	$(31,457)	$176,089
Net income	—	—	—	—	110,255	—	110,255
Net change related to employee benefit plans, net of tax of $2,040	—	—	—	—	—	(3,105)	(3,105)
Unrealized income on short-term and long-term investments, net of tax of $468	—	—	—	—	—	(717)	(717)

Comprehensive income							106,433

Issuance of 609,187 shares of common stock related to stock awards	6	—	—	(132)	—	—	(126)
Exercise of warrants to acquire 1,000 shares of common stock	—	—	—	7	—	—	7
Share-based compensation expense	—	—	—	5,001	—	—	5,001
Treasury stock buy-back to acquire 1,868,563 shares	—	—	(9,998)	—	—	—	(9,998)
Excess tax benefits from exercise of stock options	—	—	—	463	—	—	463

Balance at December 31, 2010	$522	$—	$(10,752)	$245,947	$77,431	$(35,279)	$277,869

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2010 and 2009.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2010 and 2009.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net income	$110,255	$116,720	$28,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of intangible assets	23,486	23,451	23,452
Depreciation and amortization of property and equipment	40,325	35,260	31,289
Deferred income taxes	(51,990)	(25,000)	—
Stock compensation	5,001	3,454	2,611
Losses due to redemption, prepayment, extinguishment and modification of long-term debt	—	—	54
Amortization of debt discounts and issuance costs	2,713	3,196	2,397
Gain on sale of investments	(1,168)	—	—
Pension and postretirement benefit cost, net	(22,425)	6,571	1,741
Issuance of forward sold miles	(12,463)	(2,656)	—
Other, net	(5,615)	(2,863)	(2,522)
Changes in operating assets and liabilities:
Restricted cash	20,507	2,312	10,677
Accounts receivable	(11,326)	(20,719)	7,588
Spare parts and supplies	(1,777)	(3,792)	1,413
Prepaid expenses and other current assets	(3,607)	2,517	(4,088)
Accounts payable	22,953	2,962	10,552
Air traffic liability	32,729	(6,274)	3,107
Other accrued liabilities	2,117	5,158	13,546
Other assets and liabilities, net	582	(3,846)	4,096

Net cash provided by operating activities	150,297	136,451	134,499

Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(140,460)	(40,174)	(28,712)
Net proceeds from disposition of property and equipment	—	—	65
Purchases of short-term investments	(109,623)	(41,056)	(15,784)
Sales of short and long-term investments	141,410	45,290	28,537

Net cash used in investing activities	(108,673)	(35,940)	(15,894)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	—	12,955
Forward sale of miles	—	24,086	—
Tax benefit from stock option exercise	463	243	850
Proceeds from exercise of stock options	1,477	306	2,310
Short-term borrowings	—	—	8,000
Long-term borrowings	54,746	—	—
Repayments of long-term debt and capital lease obligations	(101,176)	(27,526)	(32,944)
Treasury stock repurchase	(9,998)	(754)	—
Debt issuance costs	(2,837)	—	—

Net cash used in financing activities	(57,325)	(3,645)	(8,829)

Net increase (decrease) in cash and cash equivalents	(15,701)	96,866	109,776
Cash and cash equivalents—Beginning of Period	300,738	203,872	94,096

Cash and cash equivalents—End of Period	$285,037	$300,738	$203,872

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements

1. Business and Organization

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company's primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was incorporated in January 1929 under the laws of the Territory of Hawaii. Hawaiian is engaged primarily in the scheduled air transportation of passengers and cargo. Hawaiian provides passenger and cargo service from Hawaii, principally Honolulu, to ten western United States cities (transpacific). Hawaiian also provides daily direct service to all six of Hawaii's major islands, including those that are serviced by a code share arrangement with Island Air (interisland) and scheduled service to each of Pago Pago, American Samoa and Papeete, Tahiti in the South Pacific; Sydney, Australia; Manila, Philippines; Tokyo, Japan and Seoul, South Korea beginning in January 2011 (Pacific). As of December 31, 2010, Hawaiian's fleet consisted of fifteen Boeing 717-200 aircraft for its interisland routes, and a fleet of eighteen Boeing 767-300 and three Airbus A330-200 aircraft for its transpacific, Pacific and charter routes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including its principal subsidiary, Hawaiian, through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated upon consolidation. Certain amounts in prior periods have been reclassified to conform with the current year presentation.

Cash Equivalents

The Company considers all investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

At December 31, 2010 and 2009, restricted cash consisted primarily of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).

Spare Parts and Supplies

Spare parts and supplies consist primarily of expendable parts for flight equipment and other supplies that are valued at average cost. An allowance for obsolescence for expendable parts is provided over the estimated useful lives of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service. An allowance is also provided to reduce the carrying costs of excess spare parts to the lower of cost or net realizable value. These allowances are based on management's estimates and are subject to change.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Owned aircraft and engines	7 - 25 years, 0% - 10% residual value
Capitalized leased aircraft	11 - 12 years, no residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

Modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and amortized over the lesser of the remaining life of the asset or the lease term, as applicable. Costs associated with aircraft modifications that enhance the usefulness of the aircraft are capitalized and depreciated over the estimated remaining useful life at the remaining lease term of the aircraft or modification, whichever is less. Pre-delivery deposits are included in fixed assets when paid.

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

The Company adopted EITF 08-03 as of January 1, 2009, and recorded a cumulative effect adjustment to reduce recorded maintenance deposits, and increase accumulated deficit, by $0.9 million. In connection with its review of nonrefundable maintenance deposits to apply EITF 08-03, the Company also changed the estimate of recoverability on certain deposits covering engine life limited parts, and

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

recorded an additional charge to Aircraft rent expense of $3.8 million during 2009 to adjust the balance of such deposits to reflect uncertainty on whether life limited parts replacements will occur prior to lease termination. The impact of adopting EITF 08-03 did not have a significant impact to 2009 and 2010 results.

Goodwill and Indefinite-Lived Purchased Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a "two-step process." In the first step, the fair value of the Company's reporting unit is compared to its carrying value. If the fair value of the Company's reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Company's reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Company's reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of ASC 350, "Intangibles—Goodwill and Other", and has concluded that as of December 31, 2010 such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge during the period in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

Impairment of Long-Lived Assets

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

Leased Aircraft Return Costs

Costs associated with returning leased aircraft are accrued when it is probable that a cash payment will be made and that amount is reasonably estimable. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.

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

Other operating revenue includes baggage fees, cargo revenue, charter revenue, ticket change fees, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies and other incidental sales.

Baggage fees, cargo and charter revenue is recognized when the transportation is provided. Ticket change fees are recognized at the time the fees are assessed. All other revenue is recognized as revenue when the related goods and services are provided.

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

Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity. As a result of this change, during 2009 the Company recorded a reduction in its frequent flyer incremental cost liability and a one-time benefit of $1.3 million as a component of commissions and other selling expense.

During 2010, the Company changed its estimate used to compute the fuel component of the incremental cost of providing travel awards to a 12-month forward average price better reflecting the anticipated cost of fuel in the calculation. Prior to this change, the cost of fuel was calculated based on an average of the 12-month historical cost and 12-month forward price. The impact of recording this change in estimate for the year ended December 31, 2010 was an increase to expenses of $0.8 million.

The Company also sells mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provide (currently estimated at eighteen months), based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale as compensation for marketing services performed. The estimated fair value of the air transportation component is based on several factors, including actual fares and customer habits in redeeming free travel awards.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is amortized over the period during which the mileage is projected to be used (currently estimated at five months).

As of October 1, 2009, the Company refined its calculation of fair value of the deferral rate to consider the various levels of travel awards, where previously only the lowest award level was considered. The change was applied prospectively from October 1, 2009 when the updated estimates were determined. This change decreased the fair value per mile by less than 5%. This fair value per mile is used to determine the allocation of revenue between the marketing and transportation related components for sold miles. This change resulted in increases in revenue of $2.0 million and $0.5 million during 2010 and 2009, respectively.

On a periodic basis, the Company reviews and updates the assumptions used in its frequent flyer accounting. On an annual basis, the Company updates the deferral period, deferral rate and estimated breakage. In 2010, the Company changed its estimated breakage rate based on historical information which resulted in an increase in miles expected to break, and decreased commissions and other services expense for the reduction in the the incremental cost accrual by approximately $2.4 million.

Commissions and Other Selling Expenses

Commissions and other selling expenses include credit card commissions, the costs of free travel earned on flights, and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation systems charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $11.0 million, $10.5 million, and $9.0 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Capitalized Interest

Interest is capitalized on acquisition, including purchase deposit payments, and significant modifications of aircraft as part of the cost of the related asset when the aircraft is being constructed or modified to make ready for service, and is depreciated over the estimated useful life of the asset once placed in service. The capitalized interest is based on the Company's weighted-average borrowing rate.

Earnings Per Share

Net income or loss per share is reported in accordance with ASC 260, "Earnings Per Share". Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

share uses the treasury stock method for in-the-money stock options, deferred stock units, restricted stock and warrants.

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except for per share data)
Denominator:
Weighted average common shares outstanding
Basic	51,232	51,656	48,555
Assumed exercise of equity awards and warrants	1,250	848	1,972

Weighted average common shares outstanding—Diluted	52,482	52,504	50,527

Net income per common share
Basic	$2.15	$2.26	$0.59

Diluted	$2.10	$2.22	$0.57

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards would be antidilutive.

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Stock Options	187	1,034	692
Deferred Stock	123	—	—
Restricted Stock	308	44	105
Warrants(1)	1,493	4,480	3,684

(1)
Substantially all of the warrants expired unexercised on June 1, 2010.

Stock Compensation Plans

The Company has a stock compensation plan for its and its subsidiaries' officers, other employees, contractors, consultants and non-employee directors. The Company accounts for stock compensation awards under ASC 718, "Share Based Payment".

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

In October 2009, the EITF reached a final consensus on Issue 08-01, Revenue Arrangements with Multiple Deliverables, which will update Accounting Standards Codification (ASC) Topic 605, Revenue Recognition, and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-01 will require enhanced disclosures in the financial statements. This accounting standard is effective for new revenue arrangements entered into by the Company after January 1, 2011 and is not expected to apply to many of the Company's significant multiple element arrangements, until new contracts are executed in future periods. As a result, the Company does not anticipate the adoption of Issue 08-01 to have a significant impact on its consolidated financial statements upon its initial adoption.

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

4. Fair Value Measurements

ASC Topic 820, "Fair Value Measurements", clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

The table below presents the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$94,659	$94,659	$—	$—
U.S. government-sponsored enterprise notes	133,048	—	133,048	—
Fuel derivative contracts*:
Crude oil caps	6,609	—	6,609	—
Crude oil collars	2,174	—	2,174	—

Total assets measured at fair value	$236,490	$94,659	$141,831	$—

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$290,593	$290,593	$—	$—
Short-term investments:
U.S. government-sponsored enterprise notes	1,040	—	1,040	—
Fuel derivative contracts*:
Crude oil caps	2,503	—	2,503	—
Crude oil collars	1,061	—	1,061	—
Long-term investments	29,921	—	—	29,921

Total assets measured at fair value	$325,118	$290,593	$4,604	$29,921

*
The Company had fuel derivative contract assets of $8.8 million and $3.6 million as of December 31, 2010 and 2009, respectively, reported net, in prepaid expenses and other assets in the Consolidated Balance Sheets.

Cash equivalents and short-term investments.    The Company's cash equivalents consist of money market securities and U.S. government-sponsored enterprise notes. The money market securities are classified as Level 1 investments and are valued using inputs observable in markets for identical securities. The U.S. treasury bills and U.S. government-sponsored enterprise notes with contractual maturities less than three months are classified as Level 2 investments and valued using inputs observable in active markets for similar securities.

Long-term investments.    During the quarter ended September 30, 2010, the Company sold all of its remaining auction rate securities for $26.7 million and recognized a pre-tax gain of approximately $1 million through nonoperating income (expense).

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009 is as follows:

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2009	$29,921
Sale of long-term investments	(26,672)
Redemption	(4,075)
Accretion of discount	844
Realized net gains (losses):
Included in earnings	1,168
Reclassified from other comprehensive income	(1,186)

Balance as of December 31, 2010	$—

Auction rate securities (Level 3)
(in thousands)
Balance as of December 31, 2008	$27,673
Redemption	(3,200)
Accretion of discount	2,036
Correction of other-than-temporary impairment	1,671
Realized net gains (losses):
Included in earnings	555
Reclassified from other comprehensive income	1,186

Balance as of December 31, 2009	$29,921

Fuel derivative contracts.    The Company's fuel derivative contracts consist of crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil and/or heating oil) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

Goodwill and intangible assets.    The Company performs its annual assessment of impairment on goodwill and intangible assets under the framework of ASC 820 on October 1st of each year. Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. At December 31, 2010 there were no indicators of impairment that would have required an updated assessment of recorded values.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management

Financial Instruments

As of December 31, 2010, the Company did not have any investments. Investments as of December 31, 2009 were classified as available-for-sale and recorded at fair value and consisted of auction rate securities of $29.9 million and U.S. government-sponsored enterprise notes of $1.0 million. Gross unrealized gains on the auction rate securities were $1.2 million as of December 31, 2009.

The fair value of the Company's debt (excluding obligations under capital leases) with a carrying value of $146.4 million and $208.4 million at December 31, 2010 and 2009, respectively, was approximately $140.0 million and $191.4 million. These estimates were based on the discounted amount of future cash flows using the Company's estimated incremental rate of borrowing if the same debt were to be issued today as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as crude oil caps (or call options) and collars (combinations of call options and put options). During the years ended December 31, 2010, 2009 and 2008, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense. As of December 31, 2010, the Company had outstanding fuel derivative contracts covering 49.9 million gallons of jet fuel that will be settled over the next 12 months. These derivative instruments were not designated as hedges under ASC Topic 815, "Derivatives and Hedging" (ASC 815) for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Instruments and Fuel Risk Management (Continued)

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during 2010, 2009, and 2008 where those gains and losses were recorded in the Consolidated Statements of Operations for hedges accounted for under ASC 815 and other hedges not designated as cash flows under ASC 815.

	December 31,
	2010	2009	2008
	(in thousands)
Cash Flow Hedge Derivatives Under ASC 815
Effective portion of fuel hedge gains recognized in Aircraft fuel expense	$—	$—	$384
Derivatives Not Designated as Hedging Instruments Under ASC 815
Gains (losses) on fuel derivatives recorded in Nonoperating income (expense):
Fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(3,199)	$(9,580)	$(1,096)
Reversal of prior period unrealized amounts	(226)	11,646	(3,324)
Unrealized gains (losses) on contracts that will settle in future periods	4,066	226	(11,646)

Gains (losses) on fuel derivatives recorded as Nonoperating income	$641	$2,292	$(16,066)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty. No cash collateral was posted with or received from, counterparties at December 31, 2010 and 2009.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the Consolidated Balance Sheets.

		Fair Value of Derivatives
		Assets as of		Liabilities as of
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$8,783	$3,655	$—	$91

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets

The following table summarizes the gross carrying values of intangible assets less accumulated amortization as of December 31, 2010 and 2009, and the useful lives assigned to each asset.

	As of December 31, 2010
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(89,244)	$30,656	7.5
Favorable aircraft and engine leases	32,710	(26,599)	6,111	7(*)
Favorable aircraft maintenance contracts	18,200	(7,268)	10,932	14(*)
Frequent flyer program—customer relations	12,200	(6,164)	6,036	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(1,675)	1,985	12

Total intangible assets	$199,670	$(130,950)	$68,720

	As of December 31, 2009
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(73,260)	$46,640
Favorable aircraft and engine leases	32,710	(21,832)	10,878
Favorable aircraft maintenance contracts	18,200	(5,937)	12,263
Frequent flyer program—customer relations	12,200	(5,060)	7,140
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(1,375)	2,285

Total intangible assets	$199,670	$(107,464)	$92,206

(*)
Weighted average based on gross carrying values and estimated useful lives as of June 2, 2005 (the date the Company emerged from bankruptcy). The range of useful lives was from 16 years for a favorable aircraft lease to six years for a favorable aircraft maintenance contract.

Amortization expense related to the above intangible assets were $23.5 million for each of the years ended December 31, 2010, 2009 and 2008. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated Statements of Operations for the years ended

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets (Continued)

December 31, 2010, 2009 and 2008. The estimated future amortization expense as of December 31, 2010 of the intangible assets subject to amortization is as follows (in thousands):

2011	$23,352
2012	18,788
2013	2,640
2014	2,640
2015	2,640
Thereafter	5,660

$55,720

7. Debt

Long-term debt as of December 31, 2010 and 2009 consisted of the following obligations:

	2010	2009
	(in thousands)
Term A Credit Facility, level quarterly principal payments of $2.5 million each plus interest through maturity on December 10, 2010	$—	$25,000
Term B Credit Facility loan due March 11, 2011, interest at 9%, interest only quarterly payments	—	57,706
Revolving Credit Facility, variable interest rate of 4.76% at December 31, 2010 (LIBOR rate), interest only monthly payments, balance due at maturity on December 10, 2014	54,746	—
Secured loans, variable interest rate of 3.63% at December 31, 2010 (LIBOR rate loans), monthly payments of principal and interest through December 2013 with the remaining balance of $52.2 million due at maturity	88,846	99,404
IRS note payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	2,821	8,255
Capital lease obligations (see Note 8)	42,382	44,396
Other	—	19,646

Total long-term debt and capital lease obligations	$188,795	$254,407
Less unamortized discounts on debt:
9% term loan due March 11, 2011	—	(1,450)
5% notes payable due June 1, 2011	(23)	(184)

	(23)	(1,634)
Less current maturities	(16,888)	(62,438)

	$171,884	$190,335

Revolving Credit Facilities

In December 2010, Hawaiian, as borrower, with the Company as guarantor, entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Inc. (WFCF), as arranger and administrative agent for the lenders (the Agent), providing for a secured revolving credit facility (the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

Revolving Credit Facility) in an amount of up to $75.0 million that is subject to a borrowing based formula based on eligible accounts, eligible aircraft, eligible spare engines and eligible ground equipment. The Revolving Credit Facility amends and restates in its entirety the Company's prior Term A Credit Facility. The Revolving Credit Facility has a sublimit for swing line loans and a sublimit providing for the issuance of letters of credit in a face amount up to $20.0 million. Indebtedness under the Revolving Credit Facility bears interest, at a per annum rate based on, at Hawaiian's option: (1) a base rate plus a margin ranging from 3.00% - 3.50% or (2) LIBOR rate (based on 1, 2 or 3-month interest periods) plus a margin ranging from 4.00% to 4.50%.

In December 2010, $60.0 million of revolving credit under the Revolving Credit Facility were made to Borrower, including $15.0 million for outstanding term loan obligations under the Term A Credit Facility that were converted into outstanding revolving loans, approximately $5.25 million for letters of credit issued under the Term A Credit Facility that continue to be outstanding under the Revolving Credit Facility, and approximately $39.75 million in additional revolving loans, which were used together with cash on hand, to repay in full, prior to the scheduled maturity in 2011, outstanding obligations of approximately $59.08 million under the Term B credit facility. Loss on extinguishment of the Term B Credit Agreement was not significant and recorded in the interest expense and amortization of debt discount and issue costs in the Consolidated Statements of Operations.

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

The Company recorded $22.9 million of the advance purchase of mileage credits as a loan with an implicit interest rate of 6.75% in accordance with the provisions of EITF 88-18, "Sales of Future Revenue" [ASC 470-10]. Subsequently, the debt balance was reduced by $4.1 million upon the sale of miles to the Partner. Approximately $1.2 million of the advance received from the Partner is treated as consideration for certain other commitments with respect to the co-branding relationship, including the extension of the terms of the Amendment until December 2013. There is approximately $0.9 million and $1.0 million reported in Air traffic liability in our Consolidated Balance Sheet as of December 31, 2010 and 2009, respectively, and will be recognized as Other revenue on a straight-line basis over the term of the agreement.

During 2010, the Company settled approximately $20 million of its outstanding debt balance in a non-cash transaction by the issuance of HawaiianMiles to the Partner. As of December 31, 2010, there is no outstanding balance.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

The maturities of long-term debt over the next five years as of December 31, 2010 are as follows (in thousands):

2011	$14,348
2012	$12,571
2013	$64,748
2014	$54,746
2015	—

Cash payments for interest were $10.1 million, $11.5 million and $17.0 million in 2010, 2009 and 2008, respectively.

8. Leases

The Company leases aircraft, engines and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.

As of December 31, 2010, the Company had lease contracts for 29 of its 36 aircraft. Of those 29 contracts, four Boeing 717-200 aircraft leases were accounted for as capital leases with the remaining 25 contracts being accounted for as operating leases in accordance with ASC 840, "Accounting for Leases". These aircraft leases have remaining lease terms ranging from approximately one to thirteen years. Under these lease agreements, the Company is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by the Company to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once the Company successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

As of December 31, 2010, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)		(in thousands)
2011	$7,920	$102	$115,610	$4,338
2012	7,920	102	106,050	4,357
2013	7,920	102	99,176	5,203
2014	7,920	102	95,281	6,073
2015	7,920	102	94,676	6,095
Thereafter	30,786	126	330,060	9,356

	70,386	636	$840,853	$35,422

Less amounts representing interest	28,503	137

Present value of minimum capital lease payments	$41,883	$499

Rent expense was $146.3 million, $129.9 million, and $122.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(in thousands)
Current
Federal	$18,364	$4,110	$20,037
State	5,360	1,366	4,586

	23,724	5,476	24,623

Deferred
Federal	$(44,158)	$(20,000)	$—
State	(7,832)	(5,000)	—

	(51,990)	(25,000)	—

Income tax expense (benefit)	$(28,266)	$(19,524)	$24,623

Cash payments for federal and state income taxes were $26.0 million during the year ended December 31, 2010. As of December 31, 2010, the Company had income taxes receivable of $4.5 million for overpayments and a net operating loss carryback from tax years 2007 to 2005.

The reconciliation of income tax expense (benefit) computed at the United States federal statutory tax rates to income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(in thousands)
Income tax expense at the U.S. statutory rate	$28,696	$34,019	$18,624
State income taxes, net of federal income tax	5,033	4,222	2,397
Tax law change—Medicare Part D	1,341	—	—
Change in deferred tax valuation allowance	(57,530)	(60,202)	2,508
Change in FASB Interpretation No. 48 (FIN 48) liability	(5,980)	1,867	—
Other	174	570	1,094

Income tax (benefit) expense	$(28,266)	$(19,524)	$24,623

In 2010, the $57.5 million change in the deferred tax valuation allowance above differs from the $65.6 million release of the remaining valuation allowance primarily due to corrections to the deferred tax treatment for certain aircraft leases made at the beginning of the year which had the effect of reducing the deferred tax assets and related valuation allowance.

As of December 31, 2008, the Company was a cash tax payer with a full valuation allowance over its net deferred tax assets. This situation resulted from the Company's bankruptcy filing, from which it emerged in 2005, and subsequent performance in which results were not at acceptable earnings levels to support release of the valuation allowance. In 2008, the Company had generated earnings and had significant taxable income, but not enough history to warrant release of the valuation allowance. During 2009, as the Company generated earnings, significant deferred tax asset reversals resulted in the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

reduction of taxable income during the year. These reversals resulted in a corresponding reduction in the valuation allowance on these deferred tax assets, which were previously fully reserved, and recognition of a related income tax benefit. In total for the year ended December 31, 2009, the Company recorded an income tax benefit of $60.2 million for the reduction in the valuation allowance, which included a $25.0 million partial release of the valuation allowance as of December 31, 2009. Included in this tax benefit was $18.2 million related to changes in the Company's tax return accounting methods with the IRS to accelerate tax deductions for certain costs. These changes primarily included changes in the tax accounting for its maintenance deposits, accelerating deductions for costs incurred related to software created internally and deductions for its repairs and maintenance. The Company filed these tax accounting method changes during 2009 using an automatic pre-approved process with the IRS, and therefore, these changes became effective as of January 1, 2009. In accordance with ASC Topic 740, "Income Taxes", the Company properly reflected these changes as reductions in its deferred tax assets during the year that the tax accounting methods were filed and accepted by the IRS, based on applicable statutes.

During 2010, as a result of its continued positive earnings for the year, as well as positive forecasted earnings in the future, and certain tax planning strategies, management concluded that it was more likely than not that the Company would realize its deferred tax assets, and therefore, the Company released its remaining valuation allowance which amounted to approximately $57.5 million.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also affected by the changes in the components of accumulated other comprehensive loss. The total change in the valuation allowance attributable to accumulated other comprehensive loss was a decrease of $1.5 million and an increase of $52.3 million in 2009 and 2008, respectively. The valuation allowance was not affected by the changes in components of accumulated other comprehensive loss for the year ended December 31, 2010.

The components of the Company's deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$84,684	$84,873
Leases	22,854	34,552
Air traffic liability	30,304	28,348
Other	26,979	21,377

Total gross deferred tax assets	164,821	169,150
Less valuation allowance on deferred tax assets	—	(65,641)

Net deferred tax assets	$164,821	$103,509

Deferred tax liabilities:
Intangible assets	$(24,738)	$(32,114)
Plant and equipment, principally accelerated depreciation	(60,584)	(46,395)

Total deferred tax liabilities	(85,322)	(78,509)

Net deferred taxes	$79,499	$25,000

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

At December 31, 2010, the Company had a net operating loss carryforward in California of $10.3 million which will begin to expire if unused in 2020.

In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. Of the Company's total unrecognized tax benefits as of December 31, 2010, approximately $2.0 million would favorably affect its effective income tax rate if recognized in future periods. While the Company expects that the amount of its unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a significant impact on its results of operations or financial position.

The following table summarizes the activity related to unrecognized tax benefits:

Total
(in thousands)
Balance at December 31, 2008	$6,710
Increases related to prior year tax positions	1,867
Exipration of the statute of limitations for the assessment of taxes	—

Balance at December 31, 2009	$8,577
Increases related to prior year tax positions	686
Exipration of the statute of limitations for the assessment of taxes	(7,280)

Balance at December 31, 2010	$1,983

The Company accrues interest related to the unrecognized tax benefits in nonoperating expense on its Consolidated Statements of Operations. The amount of interest recognized in its income statement was $0.3 million, $0.6 million, and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, the Company recognized an offset to interest expense of $1.4 million due to the de-recognition of $1.7 million for the expiration of the statute of limitations on uncertain tax positions.

ASC 805, "Business Combinations" amended ASC 740, to require the acquirer in a business combination to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. (Such changes arise through changes in the balance of the acquirer's valuation allowance on its previously existing deferred tax assets because of the business combination.) Previously, ASC 740 required a reduction of the acquirer's valuation allowance because of a business combination to be recognized through a corresponding reduction to goodwill or certain noncurrent assets or an increase in so-called negative goodwill. The Company adopted the requirements of ASC 805 effective January 1, 2009. The impact of adopting ASC 805 was a reduction in the income tax expense and a corresponding increase in net income of $57.5 million (or $1.10 per diluted share) and $41.1 million (or $0.78 per diluted share) for the years ended 2010 and 2009, respectively.

The Company has identified its federal tax return and its state tax returns in Hawaii as major tax jurisdictions. The federal tax return periods under examination are tax years 2005 and 2007. The

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

Hawaii examination for tax years 2002 through 2008 was concluded during the year ended December 31, 2010.

10. Benefit Plans

Defined Benefit Plans

Hawaiian sponsors various defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen in exchange for defined contribution plans in prior years. Effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen and Hawaiian began making contributions to an alternate defined contribution retirement program for pilots. All of the pilots' accrued benefits under their defined benefit plan at the date of the freeze were preserved, but there are no further benefit accruals subsequent to the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). In addition, Hawaiian sponsors four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	2010		2009
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of period	$342,760	$92,797	$316,738	$77,201
Service cost	3,271	5,705	3,274	4,245
Interest cost	19,338	5,607	18,952	4,742
Actuarial (gains) losses	(161)	7,294	19,733	9,637
Benefits paid	(17,616)	(2,597)	(16,906)	(2,258)
less: federal subsidy on benefits paid	N/A	28	N/A	54
Adjustment(a)	—	—	969	(824)

Benefit obligation at end of year(b)	$347,592	$108,834	$342,760	$92,797

Change in plan assets
Fair value of assets, beginning of period	$195,702	$6,678	$160,544	$4,276
Actual return on plan assets	17,652	786	43,333	991
Employer contribution	36,086	3,817	8,730	3,669
Benefits paid	(17,616)	(2,597)	(16,906)	(2,258)

Fair value of assets at end of year	$231,824	$8,684	$195,701	$6,678

Funded status at December 31,	$(115,768)	$(100,150)	$(147,059)	$(86,119)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(17)	$(2,176)	$(14)	$(2,164)
Noncurrent benefit liability	(115,751)	(97,974)	(147,045)	(83,955)

	$(115,768)	$(100,150)	$(147,059)	$(86,119)

Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$28,335	$9,540	$30,299	$2,436
Prior service credit	(62)	(27)	(64)	(28)

	$28,273	$9,513	$30,235	$2,408

(a)
The adjustments represent Plan Amendments related to the removal of the death benefit from certain plans.

(b)
The accumulated pension benefit obligation as of December 31, 2010 and 2009 was $336.6 million and $327.5 million, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

The following table sets forth the net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$3,271	$5,705	$3,274	$4,245	$3,152	$3,472
Interest cost	19,338	5,607	18,952	4,742	18,751	4,424
Expected return on plan assets	(16,017)	(624)	(12,072)	(444)	(20,406)	(402)
Recognized net actuarial (gain) loss	165	40	584	(373)	(2,729)	(522)
Prior service (credit) cost(a)	(2)	(2)	(35)	51	(35)	51

Net periodic benefit cost	$6,755	$10,726	$10,703	$8,221	$(1,267)	$7,023

Other Changes in Plan Assets and Benefit Obligations
Current year actuarial (gain) loss	$(1,799)	$7,143	$(11,552)	$9,097	$121,117	$7,472
Amortization of actuarial gain (loss)	(165)	(40)	(584)	373	2,729	522
Current year prior service (credit) cost	—	—	968	(824)	(1,103)	898
Amortization of prior service credit (cost)	2	2	35	(51)	35	(51)

Total recognized in other comprehensive loss	$(1,962)	$7,105	$(11,133)	$8,595	$122,778	$8,841

Total recognized in net periodic benefit cost and other comprehensive loss	$4,793	$17,831	$(430)	$16,816	$121,511	$15,864

(a)
There was a plan change on January 1, 2008 to move the postretirement death benefit from the IAM and salaried pension plans to the other postretirement benefit plans. The amounts of these changes will be amortized over a number of years as a prior service (credit)/cost.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

The following actuarial assumptions were used to determine the net periodic benefit expense and the projected benefit obligation at December 31:

	Pension		Postretirement		Disability
	2010	2009	2010	2009	2010	2009
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
Discount rate to determine net periodic benefit expense	5.79%	6.09%	5.98%	6.13%	5.66%	6.05%
Discount rate to determine projected benefit obligation	5.71%	5.79%	5.81%	5.98%	5.59%	5.66%
Expected return on plan assets	7.90%	7.90%	N/A	N/A	7.50%	7.50%
Rate of compensation increase	Various+	Various+	N/A	N/A	Various+	Various+

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase which range from 2.75% to 8.75%.

The estimated amounts for the defined benefit pension plans and other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension cost during 2011 is $0.2 million and $0.1 million, respectively.

At December 31, 2009, the health care cost trend rate was assumed to be 8.5% and to decrease gradually to 5.0% in 2016. At December 31, 2010, the health care cost trend rate was assumed to be 9.0% for 2011 and to decrease gradually to 4.75% in 2019. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$1,705	$(1,352)
Effect on postretirement benefit obligation	15,167	(12,288)

The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

entire portfolio. The actual allocation of our pension plan assets, target allocation of assets by category and the expected long-term rate of return by category at December 31, 2010 are as follows:

	Asset Allocation
			Expected Long-Term Rate of Return
	2010	Target
Equity securities—Domestic	35.7%	32.5%	9.70%
Equity securities—Foreign	31.4%	32.5%	9.85%
Fixed Income Securities	32.9%	35.0%	4.50%

	100.0%	100.0%

The table below presents the Company's pension plan and other postretirement plan investments (excluding cash) as of December 31, 2010 and 2009:

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$75	$75	$—	$—
Equity securities:
Common stock—Domestic	69,701	69,701	—	—
Common stock—Foreign	65,213	65,213	—	—
Real estate investment trusts—Domestic	6,428	—	6,428	—
Real estate investment trusts—Foreign	4,017	—	4,017	—
Other equities	2,716	2,716	—	—
Fixed income securities:
Government bonds—Domestic	5,958	—	5,958	—
Government bonds—Foreign	25,366	—	25,366	—
Mortgage-based securities	2,353	—	2,353	—
Corporate bonds—Domestic	23,496	—	23,496	—
Corporate bonds—Foreign	14,629	—	14,629	—
State and Local bonds	853	—	853	—
Pooled and mutual funds	2,296	—	2,296	—
Forward contracts	263	—	263	—
Insurance company pooled separate account	3,567	2,123	1,444	—

Total	$226,931	$139,828	$87,103	$—

Postretirement Assets:
Pooled and mutual funds	$8,620	$—	$8,620	$—

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$55	$55	$—	$—
Equity securities
Common stock—Domestic	52,733	52,733	—	—
Common stock—Foreign	58,417	58,417	—	—
Real estate investment trusts—Domestic	4,820	—	4,820	—
Real estate investment trusts—Foreign	3,768	—	3,768	—
Preferred stock	260	260	—	—
Other equities	1,060	1,060	—	—
Fixed income securities
Government bonds—Domestic	1,231	—	1,231	—
Government bonds—Foreign	25,728	—	25,728	—
Mortgage-based securities	956	—	956	—
Corporate bonds—Domestic	23,214	—	23,214	—
Corporate bonds—Foreign	9,907	—	9,907	—
State and Local bonds	1,021	—	1,021	—
Pooled and mutual funds	1,793	—	1,793	—
Forward contracts	1,105	—	1,105	—
Insurance company pooled separate account	3,004	1,039	1,965	—

Total	$189,072	$113,564	$75,508	$—

Postretirement Assets:
Pooled and mutual funds	$6,637	$—	$6,637	$—

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

The Company made contributions of $37.9 million and $10.5 million in 2010 and 2009, respectively. Based on current legislation and current assumptions, the Company anticipates contributing $12.0 million to Hawaiian's defined benefit pension plans and other postretirement plans during 2011.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Benefit Plans (Continued)

The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2011	$18,177	$2,847	$(33)
2012	18,602	3,396	(40)
2013	19,356	3,923	(50)
2014	20,444	4,337	(57)
2015	21,379	4,724	(64)
2016 - 2020	120,328	31,105	(469)

Defined Contribution Plans

The Company also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Contributions to the Company's defined contribution plans were $16.5 million, $14.3 million, and $12.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

11. Capital Stock, Stock Compensation and Stock Option Plans

Common Stock

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

No dividends were paid by the Company during the years ended December 31, 2010, 2009 and 2008. Provisions in the Revolving Credit, Term A and Term B Credit Facilities and certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

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

ASC 718, "Stock Based Compensation", requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using option-pricing models for grants of stock options, Monte Carlo simulations for restricted stock units with a market condition, or the fair value at the measurement date (usually the grant date) for awards of stock. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

In accordance with ASC 718, the Company records benefits of tax deductions in excess of recognized stock compensation expense as financing cash flows. For the years ended December 31, 2010, 2009 and 2008, there were excess tax benefits of $0.5 million, $0.2 million and $0.9 million respectively, which are classified as financing cash flows in the accompanying Consolidated Statements of Cash Flows.

Total share-based compensation expense recognized by the Company under ASC 718 was $5.0 million, $3.5 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, $5.6 million of share-based compensation expense related to unvested stock options and other awards (inclusive of $0.5 million for stock options and other awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.5 years.

Stock Incentive Plan

On May 26, 2010, the Company's shareholders approved amendments to the Company's 2005 Stock Incentive Plan (the Plan) which included the (i) addition of 7,300,000 shares of common stock to the Plan, (ii) the addition of a "fungible share" provision whereby each full-value award issued under the Plan results in a debit of 1.37 shares from the approved share pool, (iii) the extension of the Plan from April 27, 2015 to February 11, 2020, and (iv) the approval of the material terms of the Plan for purposes of complying with the Internal Revenue Code Section 162(m).

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

Shares granted under the Plan will be made available from unissued common stock or from common stock held in treasury. The Plan imposes the following limitations on awards issued under the Plan: (i) the maximum number of shares of common stock that may be granted as awards to any participant in any fiscal year shall not exceed 1.5 million shares; and (ii) the maximum amount of cash or cash payments that may be granted as awards in any fiscal year shall not exceed $100,000. The shares of common stock subject to the Plan and each limitation described above are subject to adjustment in the event of certain changes of capitalization. No awards may be granted under the Plan after February 11, 2020. The Plan may be terminated by the Board of Directors at any time, but the termination of the Plan will not adversely affect awards that have previously been granted.

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

The Company estimates the fair values of its options using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the Company to make several assumptions regarding the key variables used in the model to calculate the fair value of its stock options. The risk-free interest rate used by the Company is based on the U.S. Treasury yield curve in effect for the expected lives of the options at their dates of grant. The Company uses a dividend yield of zero as it never has paid nor does it currently intend to pay dividends on its common stock. The expected lives of stock options granted on and subsequent to January 1, 2006 were determined using the "simplified" method prescribed in the SEC's Staff Accounting Bulletin No. 107. The most critical assumption used in calculating the fair value of stock options is the expected volatility of the entity's common stock. Due to Hawaiian's bankruptcy and the thin liquidity of the Company's common stock during the period that it was in bankruptcy, the Company believes that the historic volatility of its common stock during that period is not a reliable indicator of future volatility. Accordingly, the Company has used a blended stock volatility factor based on its stock volatility for the period post-emergence from bankruptcy as well as the stock volatility factor of a peer comparison group, which cumulatively cover a period of time equivalent to the estimated lives of its stock options. The weighted average estimated fair values of

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

stock option grants and the assumptions that were used in calculating such fair values were based on estimates at the date of grant as follows:

	Year ended December 31,
	2010	2009	2008
Weighted average fair value per share for options granted	$4.17	$2.02	$2.39
Stock options granted during the year	10,000	425,000	435,000
Assumptions:
Weighted average volatility for options granted	66.39%	75.46%	57.05%
Weighted average risk-free rate for options granted	2.13%	1.36%	2.04%
Weighted average expected life rate for options granted	6.0	3.6	3.5
Expected dividend yield	0.00%	0.00%	0.00%

Stock option activity during the year ended December 31, 2010 is summarized in the following table:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (thousands)
Outstanding at December 31, 2009	3,254,403	$4.55
Granted during the period	10,000	4.17
Exercised during the period	(320,338)	4.59
Forfeited or expired during the period	(38,470)	4.59

Outstanding at December 31, 2010	2,905,595	$4.54	4.7	$9,616

Exercisable at December 31, 2010	2,493,942	$4.57	4.8	$8,188

The following table is based on selected ranges of exercise prices for the Company's outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)
$3.05 - $3.92	908,128	$3.69	4.8	641,470	$3.65	5.3
$4.01 - $4.99	1,205,857	$4.61	5.2	1,195,857	$4.61	5.0
$5.10 - $5.20	673,610	$5.10	1.8	556,947	$5.08	1.5
$6.00 - $6.20	63,000	$6.17	6.1	63,000	$6.17	6.1
$7.00 - $8.45	55,000	$8.32	3.5	36,668	$8.32	3.3

$3.05 - $8.45	2,905,595	$4.54	4.7	2,493,942	$4.57	4.8

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

The total intrinsic value (the amount by which the fair value of the underlying common stock exceeds the exercise price of a stock option on exercise date) of stock options exercised was $1.1 million, $0.3 million, and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Performance and Market Based Awards

During 2010, two restricted stock awards were issued. The first restricted stock award covers 477,802 shares of restricted Company common stock (Type A Restricted Stock Award). None of the Type A Restricted Stock Award shall vest unless the Company achieves pre-tax net profits, determined in accordance with U.S. generally accepted accounting principles, of at least $1,000,000 over any two consecutive Company fiscal quarters (the Type A Performance Metric). The Type A Performance Metric was achieved in the Company's last two fiscal quarters of 2010. Accordingly, the Type A Restricted Stock will vest as to 12/41 of the covered shares on each of the first three anniversaries of the grant date and as of the final 5/41 of the covered shares on November 7, 2013, subject to continued employment. The fair value of this award was calculated as $3.3 million based on a grant date fair value equal to the Company's share price on the measurement date.

The second restricted stock award covers 238,901 shares of restricted Company common stock (Type B Restricted Stock Award). The Type B Restricted Stock Award shall vest, if at all, on each of the following dates: (i) with respect to 12/41 of the Type B Restricted Stock (First Tranche), on May 25, 2011, but only if the volume weighted average closing price of the Company's common stock equals or exceeds $7.70 per share over any 20 trading day period, (ii) with respect to an additional 12/41 of the Type B Restricted Stock (Second Tranche), on May 25, 2012, but only if the volume weighted average closing price of the Company's common stock equals or exceeds $8.40 per share over any 20 trading day period commencing on May 25, 2010 and ending on May 25, 2012, (iii) with respect to an additional 12/41 of the Type B Restricted Stock (Third Tranche) on May 25, 2013 but only if the volume weighted average closing price of the Company's common stock equals or exceeds $9.10 per share over any 20 trading day period commencing on May 25, 2012 and ending on May 25, 2013 and (iv) with respect to the final 5/41 of the Type B Restricted Stock on November 7, 2013 but only if the volume weighted average closing price of the Company's common stock equals or exceeds $9.10 per share over any trading day period commending on May 25, 2012 and ending on November 7, 2013. The First Tranche target price vesting requirement has already been satisfied. In the event that the target price of the Second or Third tranches is not achieved during the second or third year, respectively, following May 25, 2010, but is subsequently achieved for a twenty trading day period ending after the second or third anniversaries, respectively, of May 25, 2010 and prior to November 7, 2013, then such tranche shall vest on such date, subject to the employee's continued employment. The fair value of the Type B Restricted Stock Awards was calculated as $1.4 million using a lattice model with the following assumptions: expected volatility of 68.5%, risk-fee interest rate of 1.21%, expected life of 3.5 years and expected dividend yield of zero.

Deferred Stock Units

During 2010 and 2009, the Company awarded 370,310 and 212,300 deferred stock units (DSUs), respectively, to employees and non-employee directors, pursuant to the Company's 2005 Stock Incentive Plan. These deferred stock units vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date. The share-based

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock, Stock Compensation and Stock Option Plans (Continued)

compensation expense related to these deferred stock units was $2.3 million, $1.5 million and $1.2 million for 2010, 2009 and 2008, respectively.

The following table summarizes information about outstanding DSUs:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2009	520,686	$4.95
Granted during the period	370,310	7.06
Vested during the period	(314,236)	5.08
Forfeited during the period	(33,710)	6.33

Non-vested at December 31, 2010	543,050	$6.22

Common Stock Warrants

On June 1, 2005, the Company entered into a Note Purchase Agreement with RC Aviation LLC (RC Aviation) pursuant to which RC Aviation and its members purchased from the Company Series A Subordinated Convertible Notes due June 1, 2010 and Series B Subordinated Convertible Notes due June 1, 2010 (collectively, the Notes), in the aggregate principal amount of $60 million. In connection with the issuance of the Notes, on June 2, 2005, RC Aviation received a warrant to purchase shares of the Company's newly designed Series E Preferred Stock (RC Aviation Warrant I). On July 8, 2005, the RC Aviation Warrant I was automatically exchanged for a warrant to purchase up to 10% of the diluted shares of the Company's common stock (6,855,685 shares) at an exercise price of $7.20 per share, subject to adjustment as provided therein (RC Aviation Warrant II). The Company repurchased an aggregate of approximately $5.0 million, $1.9 million and $0.8 million in principal amount of the Notes at their face amount, plus accrued interest, on October 19, 2005, November 23, 2005 and November 25, 2005, respectively, and a corresponding portion of the RC Aviation Warrant II. After giving effect to the RC Aviation Warrant II repurchases in connection with the Note repurchases, the RC Aviation Warrant II was exercisable for 5,973,384 shares of the Company's common stock. In May 2006, RC Aviation distributed the RC Aviation Warrant II to its members (as distributed, the Common Stock Warrants). All unexercised Common Stock Warrants, exercisable for an aggregate of 5,972,384 shares of the Company's common stock, expired on June 1, 2010.

12. Commitments and Contingent Liabilities

Commitments

As of December 31, 2010, the Company had capital commitments consisting of firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and three Rolls Royce spare engines scheduled for delivery through 2020. The Company has purchase rights for an additional four A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability. The Company also has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as payments that are variable based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT and accounting services through 2017. Committed

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingent Liabilities (Continued)

expenditures, including estimated escalation and variable amounts estimated based on forecasted usage, for the next five years are detailed below as of December 31, 2010:

	Capital	Operating	Total
	(in thousands)
2011	$203,130	$21,491	$224,621
2012	272,811	23,009	295,820
2013	275,432	19,603	295,035
2014	232,825	20,050	252,875
2015	154,126	20,620	174,746

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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $5.2 million at December 31, 2010. The funds are subsequently made available to the Company as air travel is provided. The agreement with the Company's largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis. Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.

Effective July 1, 2010, the Company amended its agreement with its largest credit card processor. As a result of this amendment and the Company's performance relative to the applicable financial triggers, the Company's holdback was zero as of December 31, 2010. As of December 31, 2009, the holdback was 25% of the applicable credit card air traffic liability. Depending on the Company's performance

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingent Liabilities (Continued)

relative to these financial triggers in the future, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

13. Geographic Information

The Company has no other significant operations other than the operations of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's chief operating decision maker makes resource allocation decisions to maximize the Company's consolidated financial results.

Revenues from other segments are below the quantitative threshold for reporting reportable segments and consist of revenues from Hawaiian Gifts, LLC. The difference between the financial information of the Company's one reportable segment and financial information included in the accompanying consolidated statements of operations as a result of this entity is not material.

The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	$1,177,474	$1,085,792	$1,123,050
Pacific	132,619	97,514	87,815

Total operating revenue	$1,310,093	$1,183,306	$1,210,865

Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information

In accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to provide condensed financial information of Hawaiian Holdings, Inc. as a result of restrictions in Hawaiian's debt agreements. Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008:

Condensed Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Operating expenses	$4,098	$3,656	$4,209

Operating loss	(4,098)	(3,656)	(4,209)
Nonoperating income	98	374	486

Loss before undistributed earnings of Hawaiian Airlines, Inc.	(4,000)	(3,282)	(3,723)
Undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	114,255	120,002	32,309

Net income	$110,255	$116,720	$28,586

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information (Continued)

Condensed Balance Sheets
December 31, 2010 and 2009

	December 31,
	2010	2009
	(in thousands)
ASSETS
Current Assets:
Cash	$19,967	$28,029
Other	75	311

Total	20,042	28,340

Gains in excess of Investment in Hawaiian Airlines, Inc	204,219	88,322
Due from Hawaiian Airlines, Inc	53,942	59,807

Total assets	$278,203	$176,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$325	$371
Other	9	9

Total	334	380

Shareholders' equity	277,869	176,089

Total liabilities and shareholders' equity	$278,203	$176,469

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Parent Company Only Financial Information (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	Years ended December 31,
	2010	2009	2008
	(in thousands)
Operating Activities:
Net income	$110,255	$116,720	$28,586
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	(114,255)	(120,002)	(32,425)
Other operating activities, net	(48)	246	(382)

Net cash used in operating activities	(4,048)	(3,036)	(4,221)
Investing Activities:
Net payments from Hawaiian Airlines	4,507	3,252	4,525

Net cash provided by investing activities	4,507	3,252	4,525

Financing Activities:
Proceeds from exercises of stock options	1,477	309	2,310
Treausry stock repurchase	(9,998)	(754)	—
Repurchases of subordinated convertible notes and warrants	—	—	12,955
Tax benefit from stock option exercise	—	243	850
Other	—	—	95

Net cash (used in) provided by financing activities	(8,521)	(202)	16,210

Net (decrease) increase in cash	(8,062)	14	16,514
Cash—Beginning of Period	28,029	28,015	11,501

Cash—End of period	$19,967	$28,029	$28,015

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information:

Supplementary Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2010:
Operating revenue	$298,376	$315,889	$352,029	$343,799
Operating income	5,578	23,998	39,278	22,424
Nonoperating income (loss)	(5,209)	(8,087)	2,882	1,125
Net income	216	8,993	30,467	70,579
Net income per common stock share:
Basic	—	0.17	0.60	1.41
Diluted	—	0.17	0.59	1.36
2009:
Operating revenue	$288,624	$292,004	$305,627	$297,051
Operating income	35,946	31,703	23,726	16,109
Nonoperating income (loss)	(6,305)	5,592	(6,756)	(2,819)
Net income	23,534	27,493	30,670	35,023
Net income per common stock share:
Basic	0.46	0.53	0.60	0.68
Diluted	0.46	0.53	0.58	0.66

In the third quarter of 2010, the Company released approximately $5.7 million of its uncertain tax positions due to the expiration of the applicable statute of limitations on those tax positions which was recorded as an income tax benefit. In the fourth quarter of 2010, the Company analyzed its tax valuation allowance and as a result, released its remaining valuation allowance of approximately $57.5 million, resulting in an income tax benefit of $47.0 million

In the third quarter of 2009, the Company realized nonrecurring tax benefits of approximately $20 million as a result of adopting various tax return accounting policy changes, resulting in an income tax benefit of $13.7 million. In the fourth quarter of 2009, the Company analyzed its tax valuation allowance and based upon this analysis released $25.0 million of its valuation allowance, resulting in an income tax benefit of $21.7 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Hawaiian Holdings, Inc. and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 11, 2011

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules:

(1)
Financial Statements of Hawaiian Holdings, Inc.

i.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.
Consolidated Statements of Operations for the Years ended December 31, 2010, 2009 and 2008.

iii.
Consolidated Balance Sheets, December 31, 2010 and 2009.

iv.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2010, 2009 and 2008.

v.
Consolidated Statements of Cash Flows for the Years ended December 31, 2010, 2009 and 2008.

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
10.1
Lease Agreement N475HA, dated February 28, 2001, between Wells Fargo Bank Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., for one Boeing 717-200 aircraft (filed as Exhibit 1.2 to the Form 10-Q filed by Hawaiian Airlines, Inc. on May 15, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N476HA, dated March 14, 2001 between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., and a Lease Agreement N477HA, dated April 20, 2001, a Lease Agreement N478HA, dated May 24, 2001, a Lease Agreement N479HA, dated June 21, 2001, a Lease Agreement N480HA, a Lease Agreement N481HA, dated July 26, 2001, a Lease Agreement N484HA, dated September 12, 2001, a Lease Agreement N485HA, dated October 29, 2001, a Lease Agreement N486HA, dated November 20, 2001, and a Lease Agreement N487HA, dated December 20, 2001, each between Wells Fargo Bank, Northwest, N.A. (successor to First Security Bank, N.A.) and Hawaiian Airlines, Inc., each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N475HA, except with respect to the aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡

10.2	Amendment No. 1 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Amendment No. 1 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 1 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 1 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 1 to Lease Agreement N475HA, except with respect to the aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*‡
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

10.4	Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33423, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33424, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*‡
10.5
Amendment No. 1 to Lease Agreement, dated November 6, 2002, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.4 to the Form 10-Q/A filed by the Company on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33422, Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33423, and Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33421, except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.6
Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.5 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provision thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33422, Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*‡
10.7
Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.9 to the Form 10-K filed by the Company on March 16, 2007). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33422, Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33423, and Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33421, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.8	Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24257 (filed as Exhibit 1.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.9
Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 24257 (filed as Exhibit 10.6 to the Form 10-Q/A filed by the Company on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*‡
10.10
Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡

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
10.15.1
Form of Hawaiian Holdings, Inc. Restricted Stock Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
10.15.2	Form of Hawaiian Holdings, Inc. Restricted Stock Unit Award Agreement for certain employees and executive officers.+
10.15.3	Form of Hawaiian Holdings, Inc. Performance-Based Restricted Stock Unit Award Agreement for certain employees and executive officers.+
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
10.21
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of December 26, 2007, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc., but effective as of November 8, 2007 (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on December 31, 2007).*+
10.21.1
Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 6, 2010 by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.1(1) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).
10.21.2
Employment Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.2(2) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).
10.21.3
Type A Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3(2) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).
10.21.4
Type B Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.4(2) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).
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

10.25	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers.
10.26
Amended and Restated Credit Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders.‡
10.27
Amended and Restated General Continuing Guaranty, dated as of December 10, 2010, by Hawaiian Holdings, Inc. in favor of Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein).‡
10.28
Amended and Restated Security Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., those additional entities party thereto from time to time and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein).‡
10.29
Amended and Restated Engine and Spare Parts Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein).‡
10.30
Consolidated, Supplemented, Amended and Restated Aircraft Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein).‡
10.31
Waiver, Extension, and Amendment under Credit Agreement, dated as of January 24, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders.‡
10.32	Reserved
10.33	Reserved
10.34	Reserved
10.35	Reserved
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
10.41
Loan Agreement No. 28139, dated as of December 20, 2006, by and among Hawaiian Airlines, Inc., C.I.T. Leasing Corporation and such other lenders as may from time to time be party thereto. Hawaiian Airlines, Inc. also entered into Loan Agreement No. 28140 and Loan Agreement No. 28141, which loan agreements are substantially identical to Loan Agreement No. 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these loan agreements were not filed (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007).*
10.42
Security Agreement No. 28139, dated as of December 20, 2006, by and between Hawaiian Airlines, Inc. and C.I.T. Leasing Corporation. Hawaiian Airlines, Inc. also entered into Security Agreement 28140 and Security Agreement 28141, which security agreements are substantially identical to Security Agreement 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these security agreements were not filed (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007).*
10.43
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by the Company on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.44
Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by the Company on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.44.1
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).
10.44.2
Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).
10.44.3	Amendment No. 4 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡
10.44.4	Amendment No. 5 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡
10.44.5	Amended and Restated Letter Agreement No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.45	Lease Agreement N483HA, dated as of August 29, 2008, between Wells Fargo Bank Northwest, National Association, and Hawaiian Airlines, Inc. for one Boeing 717-200 aircraft (filed as Exhibit 10.45 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N489HA, dated October 9, 2008, with Wells Fargo Bank Northwest, National Association, and a Lease Agreement N490HA, dated December 1, 2008, with Wells Fargo Bank Northwest, National Association, each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N483HA, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements are not being filed herewith.*‡
10.46
Lease Agreement (Aircraft No. 2), dated as of October 21, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (the "Pegasus Lease Agreement") (filed as Exhibit 10.46 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (Aircraft No. 2). Hawaiian Airlines, Inc. also entered into a Lease Agreement (Aircraft No. 1), dated as of October 21, 2008, with Pegasus Aviation Finance Company relating to the lease of a second Airbus A330-220 aircraft, the terms of which are substantially identical to the terms contained in the Pegasus Lease Agreement, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this lease agreement is not being filed herewith.*‡
10.47
Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited, and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B Engines (filed as Exhibit 10.47 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement is not being filed herewith.*‡
10.48
Aircraft Lease Agreement, dated as of October 31, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (filed as Exhibit 10.48 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.49
Amendment No. 1 to Lease Agreement (Aircraft No. 2), dated as of November 10, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines Inc. (filed as Exhibit 10.49 to the Form 10-K filed by the Company on February 26, 2009).*‡

10.50	Amendment Number One to Aircraft Lease Agreement, dated as of November 10, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. (filed as Exhibit 10.50 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.51
Complete Fleet Services Agreement, dated as of December 14, 2009, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2010, 2009, 2008, 2007, and 2006.
14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Previously filed; incorporated herein by reference.

‡
Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2010, 2009 and 2008

COLUMN A	COLUMN B	COLUMN C ADDITIONS				COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts		Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2010	$693	1,541				(1,490	)(a)	$744

2009	$983	719		—		(1,009	)(a)	$693

2008	$608	1,240		—		(865	)(a)	$983

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2010	$5,333	1,762	(b)			(116	)(c)	$6,979

2009	$4,063	1,623	(b)	—		(353	)(c)	$5,333

2008	$2,624	1,650	(b)	—		(211	)(c)	$4,063

Valuation Allowance on Deferred Tax Assets
2010	$65,641	(65,641)		—		—		$0

2009	$121,249	(60,202)		4,594	(d)	—		$65,641

2008	$66,437	2,508		52,304	(d)	—		$121,249

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

HAWAIIAN HOLDINGS, INC.
February 11, 2011	By	/s/ PETER R. INGRAM Peter R. Ingram Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February     , 2011.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ PETER R. INGRAM Peter R. Ingram	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chair of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ L. TODD BUDGE L. Todd Budge	Director
/s/ DONALD J. CARTY Donald J. Carty	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director

Signature	Title

/s/ SAMSON POOMAIHEALANI Samson Poomaihealani	Director
/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director
/s/ BRIAN BOYER Brian Boyer	Director