Form 10-Q
period 2011-03-31
HAWAIIAN HOLDINGS  INC
filed 2011-04-27
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 21, 2011, 50,401,673 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended March 31, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Operating Revenue:
Passenger	$325,281	$263,397
Other	40,328	34,979
Total	365,609	298,376

Operating Expenses:
Aircraft fuel, including taxes and oil	109,363	70,306
Wages and benefits	77,572	72,899
Aircraft rent	34,075	24,114
Maintenance materials and repairs	43,414	35,869
Aircraft and passenger servicing	18,423	14,186
Commissions and other selling	26,233	22,668
Depreciation and amortization	14,703	13,987
Other rentals and landing fees	16,324	13,120
Other	30,447	25,649
Total	370,554	292,798

Operating (Loss) Income	(4,945)	5,578

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(3,194)	(5,003)
Interest income	357	822
Capitalized interest	1,216	57
Gains (Losses) on fuel derivatives	8,379	(627)
Other, net	(327)	(458)
Total	6,431	(5,209)

Income Before Income Taxes	1,486	369

Income tax expense	631	153

Net Income	$855	$216

Net Income Per Common Stock Share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$323,691	$285,037
Restricted cash	5,225	5,224
Total cash, restricted cash and short-term investments	328,916	290,261
Accounts receivable, net of allowance for doubtful accounts of $959 as of March 31, 2011 and $744 as of December 31, 2010	95,598	59,887
Spare parts and supplies, net	20,076	18,354
Deferred tax assets, net	18,449	40,651
Prepaid expenses and other	51,420	37,367
Total	514,459	446,520

Property and equipment, less accumulated depreciation and amortization of $157,828 as of March 31, 2011 and $147,588 as of December 31, 2010	443,098	418,120

Other Assets:
Long-term prepayments and other	40,838	38,629
Deferred tax assets, net	38,847	38,847
Intangible assets, net of accumulated amortization of $136,813 as of March 31, 2011 and $130,951 as of December 31, 2010	62,858	68,720
Goodwill	106,663	106,663
Total Assets	$1,206,763	$1,117,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$76,007	$69,300
Air traffic liability	319,329	250,861
Other accrued liabilities	53,494	63,506
Current maturities of long-term debt and capital lease obligations	16,036	16,888
Total	464,866	400,555

Long-Term Debt, less discount, and Capital Lease Obligations	180,163	171,884

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	215,514	213,704
Other liabilities and deferred credits	55,475	53,487
Total	270,989	267,191

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share, 52,471,887 shares issued and 50,401,673 shares outstanding as of March 31, 2011; 52,291,091 shares issued and 50,220,877 outstanding as of December 31, 2010	525	522
Capital in excess of par value	257,876	245,947
Treasury stock, 2,070,214 shares, at cost, at March 31, 2011 and December 31, 2010	(10,752)	(10,752)
Accumulated income	78,286	77,431
Accumulated other comprehensive loss, net	(35,190)	(35,279)
Total	290,745	277,869
Total Liabilities and Shareholders’ Equity	$1,206,763	$1,117,499

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Net cash provided by Operating Activities	$57,508	$45,058

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(34,792)	(30,271)
Purchases of investments	—	(76,467)
Sales of investments	—	21
Net cash used in investing activities	(34,792)	(106,717)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	—	160
Purchase of call options and sale of common stock warrants, net	(7,556)	—
Issuance of convertible notes	86,250	—
Repayments of long-term debt and capital lease obligations	(59,410)	(7,003)
Issuance costs	(3,346)	—
Net cash provided by (used in) financing activities	15,938	(6,843)

Net increase (decrease) in cash and cash equivalents	38,654	(68,502)

Cash and cash equivalents - Beginning of Period	285,037	300,738

Cash and cash equivalents - End of Period	$323,691	$232,236

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Certain amounts in prior periods have been reclassified to conform to current period’s presentation.  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Recently adopted accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  This guidance defines whether multiple deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable  The selling price used for each deliverable is based on vendor specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  This accounting standard became effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  During the quarter ended March 31, 2011, the Company did not have any significant new or materially modified agreements and therefore this accounting standard did not have an impact on its unaudited consolidated financial statements.  The Company anticipates an impact from this standard when significant third party mileage sales agreements are executed or materially modified in future periods.

2. Earnings Per Share

Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings per share uses the treasury stock method for in-the-money stock options, deferred stock units, restricted stock, convertible notes and warrants.  For further discussion on the convertible notes and warrants see Note 5 — Debt.

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	50,521	51,862
Assumed exercise of equity awards	1,447	1,373
Weighted average common stock shares outstanding - Diluted	51,968	53,235

Net income per common share:

Basic	$0.02	$0.00

Diluted	$0.02	$0.00

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock options	65	91
Restricted stock	169	—
Convertible notes (1)	973	—
Warrants (1)	973	—

(1)                                  The Company entered into a Convertible Note transaction which included the purchase of convertible note hedges and the sale of warrants as described in FN 5 — Debt.  These weighted common stock equivalents were excluded because their conversion price of $7.8819 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted net income per share.

3.  Fair Value Measurements

ASC Topic 820, “Fair Value Measurements” (ASC 820), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$142,959	$142,959	$—	$—
U.S. treasury bills	57,958	—	57,958	—
U.S. government-sponsored enterprise notes	20,241	—	20,241	—
Fuel derivative contracts, net*:
Crude oil caps	14,127	—	14,127	—
Crude oil collars	3,403	—	3,403	—
Total assets measured at fair value	$238,688	$142,959	$95,729	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$94,659	$94,659	$—	$—
U.S. government-sponsored enterprise notes	133,048	—	133,048	—
Fuel derivative contracts, net*:
Crude oil caps	6,609	—	6,609	—
Crude oil collars	2,174	—	2,174	—
Total assets measured at fair value	$236,490	$94,659	$141,831	$—

* The Company had fuel derivative contract assets of $17.5 million and $8.8 million as of March 31, 2011 and December 31, 2010, respectively, reported net, in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents.  The Company’s cash equivalents consist of money market securities, U.S. treasury bills and U.S. government-sponsored enterprise notes.  The money market securities are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.  The U.S. treasury bills and U.S. government-sponsored enterprise notes with contractual maturities less than three months are classified as Level 2 investments and valued using inputs observable in active markets for similar securities.

There were no assets measured at fair value on a recurring basis using unobservable inputs (Level 3) as of March 31, 2011.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil caps (or call options) and synthetic collars (a combination of call options and put options of crude oil) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

4.  Financial Instruments and Risk Management

Financial Instruments

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $154.3 million and $146.4 million at March 31, 2011 and December 31, 2010, respectively, was approximately $149.3 million and $140.0 million. These estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing as comparable market prices were not available.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as crude oil caps (or call options) and collars (a combination of call options and put options).  During the three months ended March 31, 2011, the Company primarily used crude oil caps (call options) and collars (combinations of call options and put options) to hedge its aircraft fuel expense.  As of March 31, 2011, the Company had outstanding fuel derivative contracts covering 51 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under ASC Topic 815, “Derivatives and Hedging” (ASC 815) for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three months ended March 31, 2011 and 2010, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments Under ASC 815	2011	2010
	(in thousands)
Gains (Losses) on fuel derivatives recorded in Nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (Losses) realized at settlement	$1,560	$(761)
Reversal of prior period unrealized amounts	(1,242)	(254)
Unrealized gains on contracts that will settle in future periods	8,061	388
Gains (Losses) on fuel derivatives recorded as Nonoperating income (expense)	$8,379	$(627)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  No cash collateral was received from counterparties at March 31, 2011 and December 31, 2010.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
Derivatives not designated as hedging	Balance Sheet	Assets as of		Liabilities as of
instruments under ASC 815	Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$17,530	$8,783	$—	$—

As of March 31, 2011 and December 31, 2010, there were no fuel derivative contracts designated as hedging instruments under ASC 815.

5.  Debt

Convertible Notes

On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016.  The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum.  Interest is paid semi-annually, in arrears, on March 15 and September 15 each year, beginning on September 15, 2011.

Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company’s common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes.  Upon conversion, the Company will have the right, at the Company’s election, to pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination thereof.  Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met:

•                  During any calendar quarter after the calendar quarter ending June 30, 2011, and only during such calendar quarter, if the closing price of the Company’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter;

•                  During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes during such period was less than 97% of the product of the closing sale price of the common stock and the conversion rate on such trading day;

•                  The Company makes specified distributions to holders of the Company’s common stock or specified corporate transactions occur.

On or after November 15, 2015, and up through and including the second business day immediately preceding March 15, 2016, the Holders may convert their Convertible Notes into common stock.

Holders may require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change, primarily a change in control or termination of trading, at a cash repurchase price equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any.  The Company may not redeem the Convertible Notes prior to their maturity date.

When accounting for the Convertible Notes, the Company applied accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion.  This guidance required the Company to separately account for the liability and equity components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This guidance required bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense reflected in the unaudited Consolidated Statements of Operations.

Accordingly, the Company recorded an adjustment to reduce the carrying value of the Convertible Notes by $19.5 million and recorded this amount in Shareholders’ Equity.  This adjustment was based on the calculated fair value of a similar debt instrument that did not have an associated equity component.  The annual interest rate calculated for a similar debt instrument was 11.00%.

The total issuance costs for the Convertible Notes were $3.3 million, of which $2.5 million was allocated to the debt component and $0.8 million was allocated to the equity component.  The issuance costs allocated to debt were capitalized and are being amortized to interest expense over the term of the Convertible Notes.  The issuance costs allocated to equity were recorded as a reduction of additional paid-in-capital.

Convertible Note Hedges and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions (the Convertible Note Hedges) and separate warrant transactions (the Warrants) related to our common stock with certain financial investors to reduce the potential dilution of the Company’s common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion.  The Convertible Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the Convertible Notes, described above.

The Company paid $19.5 million for the Convertible Note Hedges.  Under the terms of the Convertible Note Hedges, the counterparties to the Convertible Note Hedges will generally deliver to the Company amounts in excess of the principal amount of the Convertible Notes delivered upon conversion by the Company to the holders of the Convertible Notes in the same form of consideration elected to be delivered by the Company to the holders of the Convertible Notes under the indenture for the Convertible Notes.  The Company may elect to settle the conversion feature of the Convertible Notes in cash or shares of common stock or in any combination of cash or shares of common stock as determined in accordance with the provisions of the indenture.   The Convertible Note Hedges are currently exercisable and expire on March 15, 2016.

Concurrent with the issuance of the Convertible Notes, the Company sold Warrants to certain financial institutions that permit such financial institutions to acquire shares of the Company’s common stock.  The Warrants are exercisable by the financial institutions for 10.9 million shares of the Company’s common stock at a current exercise price of $10.00 per share.  The Company received $12.0 million in proceeds for the sale of the Warrants.  The Warrants expire at various dates beginning in June 2016 and ending in September 2016.  The Warrants provide for net share settlement by the Company, subject to the option of the Company to deliver cash in lieu of shares if certain conditions under the Warrants have been met.

The Company determined that the Convertible Note Hedges and Warrants meet the requirements of the FASB’s accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock and other relevant guidance and, therefore, are classified as equity transactions.  As a result, the Company recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in-capital and the proceeds of the Warrants as an increase to additional paid-in-capital in the unaudited Consolidated Balance Sheets, and the Company will not recognize subsequent changes in the fair value of the agreements in the financial statements.

Revolving Credit Facility

In December 2010, Hawaiian, as borrower, with the Company as guarantor, entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Inc., as arranger and administrative agent for the lenders, providing for a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million.  The Company used the proceeds received from the issuance of the Convertible Notes to pay-off the outstanding revolving credit facility balance of $54.7 million.  As of March 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility and $63.1 million available (net of various outstanding letters of credit).

Other

On April 6, 2011, the Company borrowed $65.0 million through a secured loan agreement to finance a portion of the purchase price of an Airbus A330-200 aircraft, including two Rolls Royce Model Trent 772B-60 engines, that the Company took delivery of on April 12, 2011.  Principal and interest payments are due quarterly with a maturity date of April 2023.  Adjusted for this transaction the Company’s proforma long-term debt, less discounts, as of March 31, 2011 was $219 million, which included $17 million as current maturities.

As of March 31, 2011, the proforma maturities of long-term debt (including the loan agreement entered into on April 6, 2011) over the next five year were as follows (in thoudands):

Remaining months in 2011	$12,843
2012	17,987
2013	70,163
2014	5,417
2015	5,417

6. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three months ended March 31, 2011 and 2010 included the following:

	Three Months Ended March 31,
Components of Net Period Benefit Cost	2011	2010
	(in thousands)

Service cost	$2,360	$2,349
Interest cost	6,517	6,326
Expected return on plan assets	(4,688)	(4,157)
Recognized net actuarial loss	90	103
Net periodic benefit cost	$4,279	$4,621

The Company made contributions of $2.0 million to its defined benefit and other postretirement plans during the three months ended March 31, 2011, and expects to make contributions in the amount of $10.1 million during the remainder of 2011.

7. Income Taxes

The Company recorded income tax expense of $0.6 million for the three months ended March 31, 2011.  The tax expense as a percentage of pre-tax income differed from the statutory rate due to the impact that forecasted permanent tax differences have on the Company’s full year 2011 financial income projections.

No cash payments for federal and state income taxes were made during the quarters ended March 31, 2011 and March 31, 2010.

During the quarter ended March 31, 2011, the Company changed accounting methods with the IRS.  These tax accounting changes resulted in the reclassification of approximately $22.5 million from deferred tax assets to accounts receivable in the unaudited Consolidated Balance Sheets as of March 31, 2011, to reflect the impact on the 2010 tax return for these changes.

8. Comprehensive Income

The components of comprehensive income included the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net income	$855	$216
Other comprehensive income (loss):
Change in unrealized net losses on short and long-term investments	—	(1,132)
Amortization of net actuarial losses on employee benefit plans	89	103
Total comprehensive income (loss)	$944	$(813)

9. Commitments and Contingent Liabilities

Commitments

As of March 31, 2011, the Company had capital commitments consisting of firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020.  Subsequent to March 31, 2011 one of these firm aircraft orders was delivered to the Company and financed with new long-term debt (See Note 5 — Debt for further discussion).  The Company has purchase rights for an additional four A330-200 aircraft and six A350XWB aircraft and can utilize these rights subject to production availability.  The Company also has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as payments that are variable based on flight hours for our Airbus fleet through 2027.  The Company also has operating commitments with third-party service providers for reservations, IT and accounting services through 2017.  Committed expenditures, including estimated escalation and variable amounts estimated based on forecasted usage, for the next five years are detailed below as of March 31, 2011:

	Capital		Operating	Total
	(in thousands)
Remaining months in 2011	$117,624	*	$16,118	$133,742
2012	274,247		23,009	297,256
2013	287,389		19,603	306,992
2014	234,489		20,050	254,539
2015	166,231		20,620	186,851

*              Excludes the final payment for the A330-200 aircraft delivered in April 2011 as the Company entered into a loan agreement for this as discussed in Note 5 — Debt.

Leases

During the quarter ended March 31, 2011, the Company renegotiated its operating lease for its general office space extending the lease through 2026, and on April 8, 2011, the Company entered into a twelve year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date of September 2012.

As of March 31, 2011, the proforma scheduled future minimum rental payments (including the two leases discussed above, under operating leases with non cancelable basic terms of more than one year were as follows (in thousands):

Remaining months in 2011	$88,248
2012	112,756
2013	113,319
2014	110,295
2015	109,826

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.2 million at each of March 31, 2011 and December 31, 2010.  The agreement with the Company’s largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash and short-term investments, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Effective July 1, 2010, we amended our agreement with our largest credit card processor.  As a result of this amendment and the Company’s performance relative to the applicable financial triggers, the Company’s holdback was zero as of both March 31, 2011 and December 31, 2010.  Depending on the Company’s performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

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

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements, including our Annual Report on Form 10-K for the year ended December 31, 2010.  All forward-looking statements included in this document are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the Pacific routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the thirteenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of December 31, 2010, the latest available data.  At March 31, 2011, Hawaiian’s operating fleet consisted of 15 Boeing 717-200 aircraft for its interisland routes, 18 Boeing 767-300 aircraft for its transpacific, Pacific and charter routes and three Airbus A330-200 aircraft for its transpacific routes.  Based in Honolulu, Hawaiian had approximately 4,024 active employees as of March 31, 2011.

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

First Quarter Highlights

•      Operating revenue of $365.6 million for the three months ended March 31, 2011 compared to $298.4 million in the three months ended March 31, 2010.

•      Improved financial liquidity following the issuance of $86.25 million of convertible senior notes with a 5% annual interest rate due in 2016.  A portion of those proceeds were used to pay-off the entire outstanding balance on our then-existing credit facilities.

•      Ranked as the #1 carrier for on-time performance and fewest flight cancellations as reported by the U.S. Department of Transportation Air Travel Consumer for the months of January and February 2011 (latest information available).

•      Launched service in January to Seoul, South Korea’s Incheon International Airport.

•      Announced daily non-stop service between Honolulu and Osaka, Japan commencing in July 2011, confirming our optimism in the long term opportunities in Japan.

Results of Operations

Statistical Data (unaudited)

	Three Months ended March 31,
	2011		2010
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,089		1,999
Revenue passenger miles (RPM)	2,341,113		1,919,661
Available seat miles (ASM)	2,782,670		2,297,467
Passenger revenue per ASM (PRASM)	11.69	¢	11.46	¢
Passenger load factor (RPM/ASM)	84.1%		83.6%
Passenger revenue per RPM (Yield)	13.89	¢	13.72	¢

Total Operations:
Operating revenue per ASM	13.13	¢	12.99	¢
Operating cost per ASM (CASM)	13.31	¢	12.74	¢
Aircraft fuel expense per ASM	3.93	¢	3.06	¢
Revenue passengers flown	2,090		1,999
Revenue block hours operated (actual)	29,707		26,540
RPM	2,341,896		1,919,661
ASM	2,784,013		2,297,467
Gallons of jet fuel consumed	38,249		32,514
Average cost per gallon of jet fuel (actual) (a)	$2.86		$2.16

(a)       Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $365.6 million for the three months ended March 31, 2011, a 22.5% increase over operating revenue of $298.4 million for the same three month period in 2010 driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased $61.9 million for the three months ended March 31, 2011 as compared to the same three month period in 2010.  The detail of these changes in passenger revenue is described in the table below:

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

Transpacific	$17.6	0.4%	11.2%	9.5%
Interisland	10.6	13.5	(1.5)	(0.2)
Pacific	33.7	16.6	113.3	106.5
Total scheduled	$61.9	1.3%	22.0%	21.1%

Transpacific — Transpacific revenue increased by $17.6 million for the three months ended March 31, 2011, as compared to the same three month period in 2010, primarily due to the induction of three A330-200 aircraft into revenue service during April, May and November 2010 which increased our flown capacity.

Interisland — Interisland revenue increased by $10.6 million for the three months ended March 31, 2011, respectively, as compared to the same three month period in 2010, due to the increased yield on our interisland routes.  The increased yield on our interisland routes reflects the continued reduction in availability of discounted fares during 2011.

Pacific — Pacific revenue increased by $33.7 million for the three months ended March 31, 2011, as compared to the same three month period in 2010, primarily due to expansion of our services to Tokyo, Japan in November 2010 and Seoul, South Korea in January 2011.

Other Revenue

Other operating revenue increased by $5.3 million or 15.3% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to increased cargo and bag fee revenue.  These increases are primarily attributable to the introduction of the three Airbus A330-200 aircraft into our fleet during 2010 which provided additional cargo capacity and an increase in our traffic.

Operating Expense

Operating expenses were $370.6 million for the three months ended March 31, 2011 and $292.8 million for the three months ended March 31, 2010.  The change in operating expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is detailed below:

	Changes in operating expenses for the
	three months ended March 31, 2011
	as compared to the three months
	ended March 31, 2010
	$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$39,057	55.6%
Wages and benefits	4,673	6.4
Aircraft rent	9,961	41.3
Maintenance materials and repairs	7,545	21.0
Aircraft and passenger servicing	4,237	29.9
Commissions and other selling	3,565	15.7
Depreciation and amortization	716	5.1
Other rentals and landing fees	3,204	24.4
Other	4,798	18.7
Total	$77,756	26.6%

From the quarter ended March 31, 2010 to the quarter ended March 31, 2011, our operations have expanded by approximately 21% in ASMs due to the addition of three Airbus A330-200 aircraft and two new routes to Japan and South Korea.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling and other rentals and landing fees.

We expect these increases to continue with the expansion of our services to Osaka, Japan and the addition of two Airbus A330-200 aircraft in 2011, partially offset by the reduced flying with the planned return of two leased Boeing 767-300 aircraft.

Other explanations of the variances in our operating expenses for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 are described below.

Aircraft Fuel

Aircraft fuel expense increased in the three months ended March 31, 2011 as compared to March 31, 2010 by $39.1 million or 55.6%.  The variance is attributable to the increase in the cost of aircraft fuel as well as an increase in consumption as illustrated in the following table:

	Three months ended March 31,
	2011	2010	Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	38,249	32,514	17.6%
Fuel price price per gallon, inlcuding taxes and delivery	$2.86	$2.16	32.4%
Aircraft fuel expense	$109,363	$70,306	55.6%

During the three months ended March 31, 2011 and March 31, 2010, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through non-operating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded gains of $8.4 million for the three months ended March 31, 2011, compared to losses of $0.6 million for the three months ended March 31, 2010.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to (receipts from) hedge counterparties for fuel derivatives settled in the period.  Economic fuel expense for the three months ended March 31, 2011 is calculated as follows:

	Three Months Ended March 31,
	2011	2010	Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense	$109,363	$70,306	55.6%
Realized (gains) losses on settlement of fuel derivative contracts	(1,560)	761	-305.0%
Economic fuel expense	$107,803	$71,067	51.7%
Gallons of jet fuel consumed	38,249	32,514	17.6%
Economic fuel costs per gallon	$2.82	$2.19	28.8%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Aircraft Rent

Aircraft rent expense increased for the three months ended March 31, 2011 as compared to the three months March 31, 2010 by $10.0 million or 41.3% primarily due to the commencement of leases on three new Airbus A330-200 aircraft which were added to our fleet in April, May and November 2010, as well as additional lease return costs associated with the upcoming return of our leased Boeing 767-300 aircraft that are coming to the end of their lease terms.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $7.5 million or 21.0% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to power-by-hour (PBH) arrangements for an additional three Airbus A330-200 aircraft in our fleet, heavy maintenance expense on our Boeing 717 aircraft related to additional 10-year airframe checks on this fleet, and increases in our PBH expenses for our Boeing 767s due to rate increases.

We expect maintenance materials and repairs expense to increase in future periods as we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, as well as a result of price escalation in certain of our PBH contracts.

Nonoperating Income and Expense

For the three months ended March 31, 2011, we recorded nonoperating income, net, of $6.4 million compared to nonoperating expense, net, of $5.2 million for the three months ended March 31, 2010.  The change from nonoperating expense to income is primarily due to the recognition of fuel hedging gains for the three months ended March 31, 2011 compared to fuel hedging losses recognized in the comparable period in 2010.  Also, in the three months ended March 31, 2011, our interest expense decreased compared to the three months ended March 31, 2010 due to lower interest rates on our current borrowings compared to the Term A and Term B credit facilities which were paid off in December 2010.

Income Tax Expense

We had an effective tax rate of 42.4% and 41.5% for the three months ended March 31, 2011 and 2010, respectively.  See Note 7 — Income Taxes to the notes to the unaudited Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of March 31, 2011, we had $323.7 million in cash and cash equivalents, representing an increase of $38.7 million from December 31, 2010.  We also had restricted cash of $5.2 million at each of March 31, 2011 and December 31, 2010, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

On March 23, 2011, we issued $86.25 million principal amount of Convertible Notes with interest paid semi-annually at a rate of 5.00% per year due March 15, 2016.  In connection with the offering of the Convertible Notes we entered into Convertible Note Hedges at a cost of $19.5 million and also sold Warrants for $12.0 million.  The net proceeds received from the issuance of the Convertible Notes, Convertible Note Hedges, Warrants, and issuance costs totaled $75.3 million.  See Note 5 — Debt for further discussion.

A portion of the proceeds received from the issuance of the Convertible Notes was used to pay-off the outstanding Revolving Credit Facility balance of $54.7 million.  As of March 31, 2011 the outstanding revolving credit balance is zero.  As of March 31, 2011, Hawaiian had no outstanding borrowings under the Revolving Credit Facility and $63.1 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $57.5 million for the three months ended March 31, 2011, an increase of $12.5 million compared to the same period in 2010.  The increase was primarily due to a $33.0 million increase in our air traffic liability balance and a $9.0 million decrease in pension contributions, partially offset by a $15.0 million increase in our account receivable balance and a $13.8 million increase in prepaid expenses and other.

Net cash used in investing activities was $34.8 million for the three months ended March 31, 2011 compared to $106.7 million for the same period in 2010.  During the three months ended March 31, 2011, we used $34.8 million of cash for purchases of property and equipment including pre-delivery payments.  During the three months ended March 31, 2010, we used $30.3 million for purchases of property and equipment including pre-delivery payments, and net purchases of $76.4 million of short-term investments.

Net cash provided by financing activities was $15.9 million for the three months ended March 31, 2011 as compared to net cash used of $6.8 million for the three months ended March 31, 2010.  As discussed above, our net cash proceeds from the issuance of the Convertible Notes and its related transactions during the three months ended March 31, 2011 were $75.3 million partially offset by cash repayments of long-term debt and capital lease obligations totaling $59.4 million.  During the three months ended March 31, 2010, we made cash repayments of long-term debt and capital lease obligations totaling $7.0 million.

Capital Expenditures

In the quarter ended March 31, 2011, we executed an amended agreement for two additional Rolls Royce spare engines scheduled for delivery in 2013 and 2015.  As of March 31, 2011, our firm aircraft orders consisted of thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020.  Subsequent to March 31, 2011, one of these firm aircraft orders was delivered to us and financed with new long-term debt (see Note 5 — Debt for further discussion).   In addition, we have purchase rights for an additional four A330-200 aircraft and six A350-XWB aircraft.  Committed expenditures for these aircraft, engines and related flight equipment, approximates $118 million in the remaining nine months of 2011, $274 million in 2012, $287 million in 2013, $234 million in 2014 and $166 million in 2015.

We expect our other capital expenditures which include software, improvements, and ramp and maintenance equipment, for the remainder of 2011 to total approximately $20 to $30 million.  In order to complete the purchase of these aircraft and fund related costs we must secure acceptable financing.  We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all.  The inability to secure such financing could have a material adverse effect on us.

On April 6, 2011, we borrowed $65.0 million through a secured loan agreement to finance the purchase of an Airbus A330-200 aircraft, including two Rolls Royce Model Trent 772B-60 engines, that the Company took delivery of on April 12, 2011.  Principal and interest payments are due quarterly with a maturity date of April 2023.  Adjusted for this transaction our proforma long-term debt, less discounts, as of March 31, 2011 was $219 million, which included $17 million as current debt.

Leases

On April 8, 2011, we entered into a twelve year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date of September 2012.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of March 31, 2011, we were in compliance with these covenants.  If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $5.2 million at each of March 31, 2011 and December 31, 2010.  The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Effective July 1, 2010, we amended our agreement with our largest credit card processor.  As a result of this amendment and our performance relative to the applicable financial triggers, our holdback was zero as of both March 31, 2011 and December 31, 2010.  Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

We contributed $2.0 million during the three months ended March 31, 2011, to our defined benefit pension and disability plans and expect to contribute $10.1 million in the remainder of 2011.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions.  For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 29.5% of our operating expenses for the three months ended March 31, 2011.  Based on gallons expected to be consumed in 2011, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.6 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2011, our fuel hedge program primarily consists of crude oil caps (or call options) and collars (a combination of call options and put options of crude oil).  Crude oil caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar.”

We have also established certain collars (“synthetic collars”) by executing call and put agreements separately and/or using different underlying commodities (i.e. crude oil call options).  The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of March 31, 2011, the fair value of these fuel derivative agreements reflected a net asset of $17.5 million that is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of April 14, 2011 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Strike Price per Barrel	Percentage of Projected Fuel Requirements Hedged	Projected Fuel Barrels Hedged
Second Quarter 2011
Crude Oil
Call Options	$95.27	38%	355,000
Collars - Cap/Floor	$92.10 / $72.76	18%	167,000
Total		56%	522,000

Third Quarter 2011
Crude Oil
Call Options	$99.59	37%	373,000
Collars - Cap/Floor	$92.33 / $72.65	5%	46,000
Total		42%	419,000

Fourth Quarter 2011
Crude Oil
Call Options	$104.87	27%	267,000
Collars - Cap/Floor		0%	—
Total		27%	267,000

First Quarter 2012
Crude Oil
Call Options	$114.53	13%	125,000
Collars - Cap/Floor		0%	—
Total		13%	125,000

Second Quarter 2012
Crude Oil
Call Options	$122.10	1%	10,000
Collars - Cap/Floor		0%	—
Total		1%	10,000

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

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits and short-term investments.  Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

At March 31, 2011, we had $86.0 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.2533%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts and short-term investments.  Based on the balances of our cash and cash equivalents, restricted cash, and variable rate debt as of March 31, 2011, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits approximates the level of our variable-rate liabilities, should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

At March 31, 2011, we had $110.2 million of fixed rate debt including the Convertible Notes, IRS note payable, and $41.9 million of capital lease obligations primarily for our aircraft.  Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.4 million as of March 31, 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                            RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than as set forth in our Prospectus and Prospectus Supplement filed on Form 424(b)(5) on March 21, 2011.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information regarding unregistered sales of equity securities has been previously disclosed in reports on Forms 8-K filed on March 21, 2011and March 23, 2011.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                     OTHER INFORMATION.

None.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description
4.1

Indenture, dated March 23, 2011, between Hawaiian Holdings, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

4.2

Supplemental Indenture, dated March 23, 2011, between Hawaiian Holdings, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

4.3	Form of 5.00% Senior Convertible Note due 2016 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

10.1

Amendment Number Two to Amended and Restated Credit Agreement, dated as of March 16, 2011, entered into by and among the lenders party thereto, Wells Fargo Capital Finance, Inc., as agent, Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2011).*

10.2

Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*

10.3

Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*

10.4

Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*

10.5

Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*

10.6

Additional Call Option Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

10.7

Additional Call Option Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

10.8

Additional Warrants Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

10.9

Additional Warrants Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

10.10	Amendment #1 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008. ‡

10.11	Amendment #2 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008. ‡

10.12

Amendment #1 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008. ‡

12	Computation of ratio of earning to fixed charges for the three months ended March 31, 2011, and the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

HAWAIIAN HOLDINGS, INC.

April 26, 2011	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer