Form 10-Q/A
period 2011-03-31
HAWAIIAN HOLDINGS  INC
filed 2011-07-21
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

HAWAIIAN HOLDINGS, INC.

FORM 10-Q/A

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 31, 2011 (the “Form 10-Q”) for the purpose of re-filing Exhibit 10.12 to the Form 10-Q. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.12 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.12. Except for the changes to Exhibit 10.12, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description

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

HAWAIIAN HOLDINGS, INC.

July 20, 2011	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President and Chief Financial Officer