Form 10-Q
period 2011-06-30
HAWAIIAN HOLDINGS  INC
filed 2011-07-27
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 21, 2011, 50,712,907 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)
Operating Revenue:
Passenger	$353,397	$277,706	$678,679	$541,103
Other	41,618	38,183	81,946	73,162
Total	395,015	315,889	760,625	614,265

Operating Expenses:
Aircraft fuel, including taxes and oil	135,471	78,610	244,834	148,916
Wages and benefits	79,713	73,181	157,285	146,080
Aircraft rent	31,154	27,128	65,229	51,242
Maintenance materials and repairs	42,724	29,544	86,138	65,413
Aircraft and passenger servicing	19,620	14,007	38,043	28,193
Commissions and other selling	23,292	17,122	49,525	39,790
Depreciation and amortization	15,604	14,397	30,307	28,384
Other rentals and landing fees	17,341	13,262	33,665	26,382
Other	30,263	24,640	60,711	50,289
Lease termination charges	70,014	—	70,014	—
Total	465,196	291,891	835,751	584,689
Operating Income (Loss)	(70,181)	23,998	(75,126)	29,576

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(4,889)	(4,972)	(8,083)	(9,975)
Interest income	338	1,916	695	2,738
Capitalized interest	1,944	466	3,160	523
Losses on fuel derivatives	(10,453)	(4,845)	(2,074)	(5,472)
Other, net	668	(652)	341	(1,110)
Total	(12,392)	(8,087)	(5,961)	(13,296)

Income (Loss) Before Income Taxes	(82,573)	15,911	(81,087)	16,280
Income tax (benefit) expense	(32,531)	6,918	(31,900)	7,071
Net Income (Loss)	$(50,042)	$8,993	$(49,187)	$9,209

Net Income (Loss) Per Common Stock Share:
Basic	$(0.99)	$0.17	$(0.97)	$0.18
Diluted	$(0.99)	$0.17	$(0.97)	$0.17

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$303,497	$285,037
Restricted cash	5,226	5,224
Total cash, cash equivalents and restricted cash	308,723	290,261
Accounts receivable, net of allowance for doubtful accounts of $956 as of June 30, 2011 and $744 as of December 31, 2010	79,279	59,887
Spare parts and supplies, net	22,639	18,354
Deferred tax assets, net	18,449	40,651
Prepaid expenses and other	59,094	37,367
Total	488,184	446,520

Property and equipment, less accumulated depreciation and amortization of $157,433 as of June 30, 2011 and $147,588 as of December 31, 2010	618,276	418,120

Other Assets:
Long-term prepayments and other	41,888	38,629
Deferred tax assets, net	69,254	38,847
Intangible assets, net of accumulated amortization of $142,659 as of June 30, 2011 and $130,951 as of December 31, 2010	57,012	68,720
Goodwill	106,663	106,663
Total Assets	$1,381,277	$1,117,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,802	$69,300
Air traffic liability	339,008	250,861
Other accrued liabilities	55,605	63,506
Current maturities of long-term debt and capital lease obligations	31,933	16,888
Total	513,348	400,555

Long-Term Debt, less discount, and Capital Lease Obligations	377,106	171,884

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	215,927	213,704
Other liabilities and deferred credits	33,029	53,487
Total	248,956	267,191

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share, 52,783,121 shares issued and 50,712,907 shares outstanding as of June 30, 2011; 52,291,091 shares issued and 50,220,877 outstanding as of December 31, 2010	528	522
Capital in excess of par value	258,947	245,947
Treasury stock, 2,070,214 shares at cost, at June 30, 2011 and December 31, 2010	(10,752)	(10,752)
Accumulated income	28,244	77,431
Accumulated other comprehensive loss, net	(35,100)	(35,279)
Total	241,867	277,869
Total Liabilities and Shareholders’ Equity	$1,381,277	$1,117,499

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Net cash provided by Operating Activities	$93,272	$75,940

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(147,280)	(53,777)
Purchases of investments	—	(76,487)
Sales of investments	—	43,506
Net cash used in investing activities	(147,280)	(86,758)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	162	167
Purchase of call options and sale of common stock warrants, net	(7,556)	—
Issuance of convertible notes	86,250	—
Long-term borrowings	65,000	—
Repayments of long-term debt and capital lease obligations	(64,346)	(13,852)
Issuance costs	(7,042)	—
Net cash provided by (used in) financing activities	72,468	(13,685)

Net increase (decrease) in cash and cash equivalents	18,460	(24,503)

Cash and cash equivalents - Beginning of Period	285,037	300,738

Cash and cash equivalents - End of Period	$303,497	$276,235

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete audited financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.  The accompanying financial statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

New accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  This guidance defines whether multiple deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  This accounting standard became effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  During the three and six months ended June 30, 2011, the Company did not have any significant new or materially modified agreements that were subject to this accounting standard, therefore, this accounting standard did not have an impact on its unaudited consolidated financial statements.  The Company anticipates an impact from this standard when significant third party mileage sales agreements are executed or materially modified in future periods.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820), to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the effect that the provisions of ASU 2011-04 will have on its financial statements.

2. Earnings (Loss) Per Share

Diluted earnings (loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted earnings (loss) per share uses the treasury stock method for in-the-money stock options, deferred stock units, restricted stock, convertible notes and warrants.  For further discussion on the convertible notes and warrants see Note 5 — Debt.

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	50,700	51,941	50,609	51,901
Assumed exercise of equity awards	—	1,199	—	1,286
Weighted average common stock shares outstanding - Diluted	50,700	53,140	50,609	53,187

Net income (loss) per common share:

Basic	$(0.99)	$0.17	$(0.97)	$0.18
Diluted	$(0.99)	$0.17	$(0.97)	$0.17

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Stock options	128	67	97	107
Restricted stock	392	284	280	143
Convertible notes (1)	10,943	—	5,958	—
Warrants (1)	10,943	5,974	5,958	2,987

(1)           In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants as described in Note 5 — Debt.  These weighted common stock equivalents were excluded because their conversion price of $7.8819 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted net income per share.

3.  Fair Value Measurements

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$213,182	$213,182	$—	$—
Fuel derivative contracts, net*:
Crude oil caps	4,488	—	4,488	—
Crude oil collars	229	—	229	—
Heating oil caps	182	—	182	—
Heating oil collars	212	—	212	—
Total assets measured at fair value	$218,293	$213,182	$5,111	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$94,659	$94,659	$—	$—
U.S. government-sponsored enterprise notes	133,048	—	133,048	—
Fuel derivative contracts, net*:
Crude oil caps	6,609	—	6,609	—
Crude oil collars	2,174	—	2,174	—
Total assets measured at fair value	$236,490	$94,659	$141,831	$—

* The Company had fuel derivative contract assets of $5.1 million and $8.8 million as of June 30, 2011 and December 31, 2010, respectively, in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

Cash equivalents.  The Company’s cash equivalents consist of money market securities and U.S. government-sponsored enterprise notes.  The money market securities are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.  The U.S. government-sponsored enterprise notes with contractual maturities less than three months are classified as Level 2 investments and valued using inputs observable in active markets for similar securities.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil and crude oil caps (or call options) and collars (a combination of call options and put options) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

There were no assets measured at fair value on a recurring basis using unobservable inputs (Level 3) as of June 30, 2011 and December 31, 2010.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

See Note 6 - Leases, for information related to fair value measurements of nonfinancial assets on a nonrecurring basis performed as of June 30, 2011.

4.  Financial Instruments and Risk Management

Financial Instruments

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $408.6 million and $146.4 million at June 30, 2011 and December 31, 2010, respectively, was approximately $397.7 million and $140.0 million. The Company’s estimates were based on quoted market prices for its publicly held convertible senior notes.  For the other debt where comparable market prices were not available, the estimates were based on the discounted amount of future cash flows using the Company’s estimated current incremental rate of borrowing.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil and crude oil caps (or call options) and collars (a combination of call options and put options).  During the three and six months ended June 30, 2011, the Company primarily used heating oil and crude oil caps and collars to hedge its aircraft fuel expense.  As of June 30, 2011, the Company had outstanding fuel derivative contracts covering 54 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815) for hedge accounting treatment.  As a result, changes in the fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three and six months ended June 30, 2011 and 2010, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Derivatives Not Designated as Hedging Instruments Under ASC 815	2011	2010	2011	2010
	(in thousands)
Gains (losses) on fuel derivatives recorded in nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$3,057	$(1,224)	4,616	$(1,985)
Reversal of prior period unrealized amounts	(5,490)	224	(2,701)	(262)
Unrealized gains (losses) on contracts that will settle in future periods	(8,020)	(3,845)	(3,989)	(3,225)
Losses on fuel derivatives recorded as nonoperating expense	$(10,453)	$(4,845)	$(2,074)	$(5,472)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  No cash collateral was received from counterparties at June 30, 2011 and December 31, 2010.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivatives not designated as		Fair Value of Derivatives
hedging instruments under	Balance Sheet	Assets as of		Liabilities as of
ASC 815	Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$5,111	$8,783	$—	$—

5.  Debt

Convertible Notes

On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016.  The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum.  Interest is paid semi-annually, in arrears, on March 15 and September 15 each year, beginning on September 15, 2011.

Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company’s common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes.  Upon conversion, the Company will have the right, at the Company’s election, to pay or deliver, cash, shares of the Company’s common stock or a combination thereof.  Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met:

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

The carrying value of the Convertible Notes is $67.6 million at June 30, 2011.  Interest expense for the three and six months ended June 30, 2011 was $1.2 million and $1.3 million, respectively, and non-cash interest expense for the three and six months ended June 30, 2011 was $0.8 million, for the amortization of the discount on the liability component.

Convertible Note Hedges and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions (the Convertible Note Hedges) and separate warrant transactions (the Warrants) related to our common stock with certain financial investors to reduce the potential dilution of the Company’s common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion.  The Convertible Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the Convertible Notes described above.

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

Revolving Credit Facility

In December 2010, Hawaiian, as borrower, with the Company as guarantor, entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Inc., as arranger and administrative agent for the lenders, providing for a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million.  The Company used the proceeds received from the issuance of the Convertible Notes to pay-off the outstanding revolving credit facility balance of $54.7 million.  As of June 30, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility and $65.4 million available (net of various outstanding letters of credit).  At June 30, 2011, the Company is in compliance with its financial covenants under the Revolving Credit Facility.

Aircraft Facility Agreements

On June 27, 2011, Hawaiian borrowed $192.8 million through fifteen separate secured loan agreements to finance a portion of the purchase price of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, that Hawaiian previously leased under four capital and eleven operating leases.  See additional discussion of the purchase agreement at Note 6 — Leases.  The loan agreements bear interest at 8% per annum and are subject to a balloon payment at the maturity date of June 2019.

On April 6, 2011, Hawaiian borrowed $65 million through a secured loan agreement to finance a portion of the purchase price of an Airbus A330-200 aircraft that Hawaiian took delivery of on April 12, 2011.  This loan agreement has a fixed interest rate of 6.461% with principal and interest payments due quarterly beginning in July 2011 and a maturity date of April 2023.

As of June 30, 2011, the scheduled maturities of long-term debt over the next five years were as follows (in thousands):

Remaining months in 2011	$15,646
2012	33,016
2013	86,443
2014	23,047
2015	24,510

6.  Leases

On June 27, 2011, Hawaiian terminated lease agreements and concurrently entered into a purchase agreement with the lessor covering fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines.  These aircraft were previously operated by Hawaiian under four capital and eleven operating lease agreements.  The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million  through secured loan agreements with Boeing Capital, cash payment of $25.0 million, and the non-cash application of maintenance and security deposits held by the previous lessor and current debt financer of $12.2 million.  This purchase price was reduced by certain previously recorded lease valuation adjustments related to these aircraft.  The Company recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840 — Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases.  As a result, the Company reduced the value of the fifteen Boeing 717-200 to their fair value of $135 million on its unaudited Consolidated Balance Sheets and recorded lease termination charges of $70.0 million on the unaudited Consolidated Statements of Operations.  The Company determined the valuation of the aircraft based on a third-party appraisal that considered multiple inputs, including market transactions for similar aircraft and information specific to the condition of each aircraft.  As a result, this fair value measurement was considered a Level 3 measurement as described in Note 3 – Fair Value Measurements.  See additional information on the loan agreements at Note 5 — Debt.

In February 2011, the Company renegotiated its operating lease for its general office space extending the lease through 2026.

As of June 30, 2011, the scheduled future minimum rental payments under capital and operating leases (adjusted for the changes discussed above) with non-cancelable basic terms of more than one year were as follows (in thousands):

Total
Remaining months in 2011	$44,761
2012	83,822
2013	77,793
2014	74,769
2015	74,299

7. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and six months ended June 30, 2011 and 2010, included the following:

Components of Net Periodic	Three months ended June 30,		Six months ended June 30,
Benefit Cost	2011	2010	2011	2010
	(in thousands)
Service cost	$2,360	$2,350	$4,720	$4,699
Interest cost	6,517	6,326	13,034	12,652
Expected return on plan assets	(4,687)	(4,156)	(9,375)	(8,313)
Recognized net actuarial loss	90	102	180	205
Net periodic benefit cost	$4,280	$4,622	$8,559	$9,243

The Company made contributions of $3.4 million and $5.3 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2011, respectively, and expects to make contributions in the amount of $6.7 million during the remainder of 2011.

8. Income Taxes

The Company recorded an income tax benefit of $32.5 million and $31.9 million for the three and six months ended June 30, 2011, respectively.  The tax benefit as a percentage of pre-tax income differed from the statutory rate due to the impact that forecasted permanent tax differences have on the Company’s full year 2011 financial loss projections.

No cash payments for federal and state income taxes were made during the three and six months ended June 30, 2011, as compared to cash payments of $2.5 million for the three and six months ended June 30, 2010, respectively.

During the six months ended June 30, 2011, the Company changed tax accounting methods with the IRS.  These tax accounting changes resulted in the recovery of approximately $22.5 million of deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.  The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible.  The Company reversed its tax valuation allowance in 2010 because its projections of future taxable income were sufficient to support recognition of its deferred tax assets.  The Company continues to believe its projections of future taxable income support the realizability of its deferred tax assets even though it recognized a net operating loss for the three and six months ended June 30, 2011.  The net operating loss recognized at the three and six months ended June 30, 2011 was primarily due to non-recurring and non-cash lease termination charges that do not impact our ability to generate future taxable income.

9. Comprehensive Income

The components of comprehensive income included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$(50,042)	$8,993	$(49,187)	$9,209
Other comprehensive income (loss):
Change in unrealized net losses on short and long-term investments	—	(617)	—	(1,749)
Amortization of net actuarial losses on employee benefit plans	90	90	179	193
Total comprehensive income (loss)	$(49,952)	$8,466	$(49,008)	$7,653

10. Commitments and Contingent Liabilities

Commitments

As of June 30, 2011, Hawaiian had capital commitments consisting of firm aircraft orders for twelve wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020. Hawaiian has purchase rights for an additional four A330-200 aircraft and six A350XWB aircraft and can utilize these rights subject to production availability. Hawaiian also has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as payments that are variable based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT and accounting services through 2017. Committed expenditures, including estimated escalation and variable amounts estimated based on forecasted usage, for the next five years are detailed below as of June 30, 2011:

	Capital		Operating	Total
			(in thousands)
Remaining months in 2011	$96,243	*	$10,746	$106,989
2012	274,247	*	23,009	297,256
2013	287,389		19,603	306,992
2014	234,489		20,050	254,539
2015	166,231		20,620	186,851

*              Includes the final payment for the A330-200 aircraft with expected delivery dates in the fourth quarter 2011, first quarter 2012 and second quarter 2012 that Hawaiian has entered into loan agreements for as further discussed below at Airbus A330-200 Facility Agreement Commitments.

Airbus A330-200 Facility Agreement Commitments

On June 29, 2011, Hawaiian entered into a secured loan agreement for $66 million to finance a portion of the purchase price of one Airbus A330-200 aircraft with an upcoming delivery in first quarter 2012.  The loan agreement will bear interest, at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate, with a maturity date of March 2024.

On June 29, 2011, Hawaiian also entered into two secured loan agreements each for $67 million to finance a portion of the purchase price of two Airbus A330-200 aircraft with upcoming delivery in fourth quarter 2011 and second quarter 2012.  These loan agreements will bear interest, at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate, and are subject to balloon payments at the maturity dates of October 2023 and April 2022, respectively.

The anticipated future payments for these facility agreements for the remaining months in 2011 is approximately $2 million, $13 million in 2012, $14 million in 2013, $15 million in 2014 and $15 million in 2015.

Lease Commitments

On June 29, 2011, Hawaiian entered into three separate eight-year lease agreements for an additional three Boeing 717-200 aircraft, with one aircraft expected to be delivered in third quarter 2011 and two aircraft in fourth quarter 2011. The Company is still assessing whether these leases will be classified as capital or operating, and will make this determination in the period it takes delivery of the aircraft.

On April 6, 2011, Hawaiian entered into a twelve-year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter of 2012.

The anticipated future payments for these leases for the remaining months in 2011 is approximately $1 million, $11 million in 2012, $15 million in 2013, $15 million in 2014 and $15 million in 2015.

Litigation and Contingencies

The Company is subject to various legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of such proceedings will have a material effect on the Company’s financial statements.

General Guarantees and Indemnifications

The Company is the lessee under certain real estate leases. It is common in such commercial lease transactions for the lessee to agree to indemnify the lessor and other related third parties for tort liabilities that arise out of or relate to the lessee’s use or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the leased premises. The Company expects that it is covered by insurance (subject to deductible amounts) for most tort liabilities and related indemnities described above with respect to real estate that it leases.  The Company cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.2 million at June 30, 2011.   The agreement with the Company’s largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  No amounts were subject to this holdback at June 30, 2011 or December 31, 2010.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Based on the Company’s performance relative to these financial triggers for the quarter ended June 30, 2011, the Company expects the holdback to increase to 25% of the applicable credit card air traffic liability, increasing the restricted cash balance in third quarter 2011 by approximately $30 to $35 million, that the Company plans to fund through advance ticket sale remittances.  Depending on the Company’s performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements;

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the Pacific routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of March 31, 2011, the latest available data.  At June 30, 2011 Hawaiian’s operating fleet consisted of Boeing 717-200 aircraft for its interisland routes, Boeing 767-300 aircraft for its transpacific, Pacific and charter routes and Airbus A330-200 aircraft for its transpacific routes as detailed below:

Aircraft Type	Leased	Owned	Total

A330-200 (1)	3	1	4
767-300ER/EM (2)	10	7	17
717-200 (3)	—	15	15
Total	13	23	36

(1)   The Company took delivery of one owned A330-200 aircraft in April 2011.

(2)   The Company returned one Boeing 767-300ER in May 2011 due to the end of its lease term.

(3)   In June 2011, the Company purchased its existing fleet of fifteen Boeing 717-200 aircraft previously under lease agreements.

Based in Honolulu, Hawaiian had 4,146 active employees as of June 30, 2011.

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

Second Quarter Highlights

•      Took delivery and placed into revenue service a fourth Airbus A330-200 aircraft in April 2011.

•      Purchased 15 Boeing 717-200 aircraft previously held under operating and capital lease agreements.

•      Added an additional three Boeing 717-200 aircraft through lease agreements with expected delivery dates in September, October and November 2011 to the fleet for service on interisland routes.

•      Ranked as the #1 carrier for punctuality and fewest flight cancellations as reported by the U.S. Department of Transportation Air Travel Consumer for the months of March, April  and May 2011 (latest information available).

•      Launched daily non-stop service to Kansai International Airport in Osaka, Japan in July 2011; Hawaiian’s third route to Asia in the past eight months.

Results of Operations

In the three and six months ended June 30, 2011, we recorded a net loss of $50.0 million, or $0.99 per basic and diluted share and $49.2 million, or $0.97 per basic and diluted share, respectively, that includes the impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements.

Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2011		2010		2011		2010
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,152		2,075		4,240		4,074
Revenue passenger miles (RPM)	2,502,779		2,107,873		4,843,893		4,027,535
Available seat miles (ASM)	2,982,445		2,462,720		5,765,116		4,760,187
Passenger revenue per ASM (PRASM)	11.85	¢	11.28	¢	11.77	¢	11.37	¢
Passenger load factor (RPM/ASM)	83.9%		85.6%		84.0%		84.6%
Passenger revenue per RPM (Yield)	14.12	¢	13.17	¢	14.01	¢	13.44	¢

Total Operations:
Operating revenue per ASM	13.23	¢	12.83	¢	13.19	¢	12.90	¢
Operating cost per ASM (CASM)(b)	15.59	¢	11.85	¢	14.49	¢	12.28	¢
Lease termination charges per ASM	2.35	¢	—	¢	1.21	¢	—	¢
Aircraft fuel expense per ASM	4.54	¢	3.19	¢	4.24	¢	3.13	¢
Revenue passengers flown	2,152		2,076		4,242		4,075
Revenue block hours operated (actual)	31,284		27,674		60,992		54,118
RPM	2,504,879		2,107,914		4,846,776		4,027,576
ASM	2,984,671		2,462,762		5,768,685		4,760,229
Gallons of jet fuel consumed	40,572		34,296		78,821		66,810
Average cost per gallon of jet fuel (actual) (a)	$3.34		$2.29		$3.11		$2.23

(a)                    Includes applicable taxes and fees.

(b)                   Includes lease termination charges of $70.0 million.

Operating Revenue

Operating revenue was $395.0 million and $760.6 million for the three and six months ended June 30, 2011, respectively, a 25.0% and 23.8% increase over operating revenue of $315.9 million and $614.3 million for the same three and six month period in 2010, driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased $75.7 million or 27.3% and $137.6 million or 25.4% for the three and six months ended June 30, 2011, respectively, as compared to the same three and six month period in 2010.  The detail of these changes are described in the table below:

	Three months ended June 30, 2011 as compared				Six months ended June 30, 2011 as compared
	to three months ended June 30, 2010				to six months ended June 30, 2010
	Change in				Change in
	scheduled	Change in	Change in	Change in	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM	passenger revenue	Yield	RPM	ASM
	(millions)				(millions)
Transpacific	$31.2	13.0%	5.8%	4.2%	$48.8	6.8%	8.4%	6.7%
Interisland	4.3	6.1	(1.3)	2.7	14.9	9.7	(1.4)	1.3
Pacific	40.2	14.4	121.2	141.1	73.9	15.5	117.4	124.0
Total scheduled	$75.7	7.2%	18.7%	21.1%	$137.6	4.4%	20.3%	21.1%

Transpacific — Transpacific revenue increased by $31.2 million and $48.8 million for the three and six months ended June 30, 2011, respectively, as compared to the same three and six month period in 2010, due to increased yield, increases in our flown capacity due to the induction of the A330-200 aircraft into our fleet, which provides for increased capacity, and a net increase of one additional aircraft to our fleet in the period ended June 30, 2011 as compared to June 30, 2010.

Interisland — Interisland revenue increased by $4.3 million and $14.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same three and six month period in 2010, due to the increased yield on our interisland routes partially offset by a decrease in our load factor.  The increased yield on our interisland routes reflects the continued reduction in availability of discounted fares during 2011.

Pacific — Pacific revenue increased by $40.2 million and $73.9 million for the three and six months ended June 30, 2011, respectively, as compared to the same three and six month period in 2010, primarily due to increased yield and the expansion of our services to Tokyo, Japan in November 2010, Seoul, South Korea in January 2011 and seasonal daily flights (from four flights weekly) to Sydney, Australia in April 2011.

Other Revenue

Other operating revenue increased by $3.4 million or 9.0% and $8.8 million or 12.0% in the three and six months ended June 30, 2011, respectively, as compared to the three and six months ended June 30, 2010, primarily due to increased cargo and bag fee revenue.  These increases are primarily attributable to the induction of the Airbus A330-200 aircraft which provided additional passenger and cargo capacity.

Operating Expense

Operating expenses were $465.2 million and $835.8 million for the three and six months ended June 30, 2011 and $291.9 million and $584.7 million for the three and six months ended June 30, 2010.  The change in operating expenses for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is detailed below:

	Changes in operating expenses for the		Changes in operating expenses for the
	three months ended June 30, 2011 as		six months ended June 30, 2011 as
	compared to the three months ended		compared to the six months ended
	June 30, 2010		June 30, 2010
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$56,861	72.3%	$95,918	64.4%
Wages and benefits	6,532	8.9	11,205	7.7
Aircraft rent	4,026	14.8	13,987	27.3
Maintenance materials and repairs	13,180	44.6	20,725	31.7
Aircraft and passenger servicing	5,613	40.1	9,850	34.9
Commissions and other selling	6,170	36.0	9,735	24.5
Depreciation and amortization	1,207	8.4	1,923	6.8
Other rentals and landing fees	4,079	30.8	7,283	27.6
Other	5,623	22.8	10,422	20.7
Lease termination charges	70,014	NM	70,014	NM
Total	$173,305	59.4%	$251,062	42.9%

For the three and six months ended June 30, 2011, our operations have expanded by approximately 21% (measured in ASMs) as compared to the three and six months ended June 30, 2010 due to the induction of two additional Airbus A330-200 aircraft to our fleet at June 30, 2011 as compared to June 30, 2010, which added passenger and cargo capacity that was partially offset by the return of one Boeing 767-300 at the end of its lease term in May 2011.  Our expansion is also due to two new international routes to Japan and South Korea.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling, other rentals and landing fees and other (which primarily consists of purchased services, professional and technical fees, and personnel).

We expect operating expenses to increase with increased volume and the continued expansion of our services, including the launch of a new route to Osaka, Japan in July 2011, the addition of three additional Boeing 717-200 aircraft into our fleet during the second half of 2011 and the delivery of our fourth Airbus A330-200 aircraft in the fourth quarter of 2011.

Other explanations of the variances in our operating expenses for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 are described below.

Aircraft Fuel

Aircraft fuel expense increased in the three and six months ended June 30, 2011 as compared to June 30, 2010 by $56.9 million and $95.9 million, respectively.  The variance is attributable to the increase in the cost of aircraft fuel as well as an increase in consumption as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Fuel gallons consumed	40,572	34,296	18.3%	78,821	66,810	18.0%
Fuel price per gallon, inlcuding taxes and delivery	$3.34	$2.29	45.9%	$3.11	$2.23	39.5%
Aircraft fuel expense	$135,471	$78,610	72.3%	$244,834	$148,916	64.4%

During the three and six months ended June 30, 2011 and June 30, 2010, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded losses on fuel derivatives of $10.5 million and $2.1 million for the three and six months ended June 30, 2011, compared to losses of $4.8 million and $5.5 million for the three and six months ended June 30, 2010.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel derivatives settled in the period.  Economic fuel expense for the three and six months ended June 30, 2011 is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense	$135,471	$78,610	72.3%	$244,834	$148,916	64.4%
Realized (gains) losses on settlement of fuel derivative contracts	(3,057)	1,224	(349.8)%	(4,616)	1,985	(332.5)%
Economic fuel expense	$132,414	$79,834	65.9%	$240,218	$150,901	59.2%
Gallons of jet fuel consumed	40,572	34,296	18.3%	78,821	66,810	18.0%
Economic fuels costs per gallon	$3.26	$2.33	39.9%	$3.05	$2.26	35.0%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Lease Termination

On June 27, 2011, we entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and eleven operating lease agreements.   The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements, cash payment of $25.0 million, and non-cash application of maintenance and security deposits held by the previous lessor and current debt financer of $12.2 million.  See additional information on the loan agreements at Note 5 — Debt and the purchase agreements at Note 6 - Leases.  We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840 - Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases.  We recorded the fifteen Boeing 717-200 at their fair value of $135 million on the unaudited Consolidated Balance Sheets and lease termination charges of $70.0 million on the unaudited Consolidated Statements of Operations

The purchase of the fifteen Boeing 717-200 aircraft will result in lower aircraft rent expense in the future periods that will be partially offset by increases in depreciation and amortization and interest expense in the future periods.

Aircraft Rent

Aircraft rent expense increased for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 by $4.0 million or 14.8% and $14.0 million or 27.3%, respectively, primarily due to the net increase of one additional aircraft, a leased Airbus A330-200, to the fleet at June 30, 2011 as compared to June 30, 2010, as well as additional lease return costs incurred with the return of one of our leased Boeing 767-300 aircraft in May 2011 and additional associated costs for another Boeing 767-300 aircraft coming to the end of its lease term in October 2011.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $13.2 million or 44.6% and $20.7 million or 31.7% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, primarily due to power-by-hour (PBH) arrangements for an additional two Airbus A330-200 aircraft in our fleet in the period ended June 30, 2011 as compared to the period ended June 30, 2010, heavy maintenance expense on our Boeing 767 aircraft and engines, heavy maintenance on our Boeing 717 aircraft, and increases in our PBH rates for our Boeing 767s and 717s.

We expect maintenance materials and repairs expense to increase in future periods as we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, the expansion of our Boeing 717-200 aircraft fleet, and price escalation in certain of our PBH contracts.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $5.6 million or 40.1% and $9.9 million or 34.9% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010, primarily due to volume related increases and increased service costs for our international routes.  We expect aircraft and passenger servicing to increase in future periods as we continue to expand our fleet and also increase the number of international routes.

Commissions and other selling

Commissions and other selling expenses increased $6.2 million or 36.0% and $9.7 million or 24.5% for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 primarily due to increased travel agency commissions for ticket sales on our international routes and increases in the volume of ticket sales through credit cards and the global distribution system.  We expect commissions and other selling expense to increase in future periods as we continue to expand our fleet and also increase the number of international routes.

Nonoperating Income and Expense

For the three and six months ended June 30, 2011, we recorded nonoperating expense, net, of $12.4 million and $6.0 million, respectively, compared to nonoperating expense, net, of $8.1 million and $13.3 million for the three and six months ended June 30, 2010, respectively.  The increase in nonoperating expense for the three months ended June 30, 2011 is due primarily to an increase in losses recognized on our fuel derivatives.  The decrease in nonoperating expense for the six months ended June 30, 2011 is due to the decrease in losses recognized on our fuel derivatives.

Income Tax Expense (Benefit)

We had an effective tax rate of 39.3% and 43.4% for the six months ended June 30, 2011 and 2010, respectively.  See Note 8 — Income Taxes to the notes to the unaudited Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of June 30, 2011, we had $303.5 million in cash and cash equivalents, representing an increase of $18.5 million from December 31, 2010.  We also had restricted cash of $5.2 million at June 30, 2011 and December 31, 2010, which consisted almost entirely of cash held as collateral by entities that process our credit card sales transactions for advance ticket sales.  Our cash flow from operations is typically higher in the second and third quarters, while the first and fourth quarters traditionally reflect reduced travel demand except for specific periods around holidays and spring break.

We have a significant amount of fixed obligations including debt and lease obligations.  At June 30, 2011, Hawaiian had approximately $409 million of debt and capital lease obligations, including approximately $32 million that will become due in the next 12 months.   Hawaiian has a $75 million secured revolving credit facility and as of June 30, 2011, we had no outstanding borrowings under the revolving credit facility and $65.4 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $93.3 million for the six months ended June 30, 2011, an increase of $17.3 million compared to the same period in 2010.  The increase in cash provided is primarily due to an increase in our air traffic liability balance and a decrease in contributions to our pension and disability plans which was partially offset by increases in prepaid expenses and other and accounts receivable.

Net cash used in investing activities was $147.3 million for the six months ended June 30, 2011 compared to $86.8 million for the same period in 2010.  During the six months ended June 30, 2011, the cash used in investing activities is comprised of approximately $25 million related to the purchase of the fifteen Boeing 717-200 aircraft, $54 million for the acquisition of the Airbus A330-200 aircraft in April 2011, $3 million for the purchase of an additional Rolls-Royce spare engine, $17 million for other property and equipment and $48 million related to pre-delivery payments for the upcoming deliveries of Airbus A330-200 aircraft.  During the six months ended June 30, 2010, we used $53.8 million for purchases of property and equipment including pre-delivery payments, and $33 million for net purchases of short-term investments.

Net cash provided by financing activities was $72.5 million for the six months ended June 30, 2011 as compared to net cash used of $13.7 million for the six months ended June 30, 2010.  In the six months ended June 30, 2011, we received $65 million from a term loan for a portion of the purchase price of the Airbus A330-200 aircraft that we took delivery of in April 2011, $78.7 million in net cash proceeds from the issuance of the Convertible Notes and related transactions, and debt issuance costs of $7.0 million which was partially offset by cash repayments of long-term debt and capital lease obligations totaling $64.3 million.  During the six months ended June 30, 2010, we made cash repayments of long-term debt and capital lease obligations totaling $13.9 million.

Capital Commitments

In the quarter ended March 31, 2011, Hawaiian executed an amended agreement for two additional Rolls Royce spare engines scheduled for delivery in 2013 and 2015.  As of June 30, 2011, Hawaiian’s firm aircraft orders consisted of twelve wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020.  In addition, Hawaiian has purchase rights for an additional four A330-200 aircraft and six A350-XWB aircraft.  Committed expenditures for these aircraft, engines and related flight equipment, approximates $96 million in the remaining six months of 2011, $274 million in 2012, $287 million in 2013, $234 million in 2014 and $166 million in 2015.

We expect our other capital expenditure commitments which include software, improvements, and ramp and maintenance equipment, for the remainder of 2011 to total approximately $10 to $15 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing.  We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all.  The inability to secure such financing could have a material adverse effect on us.  We have secured financing of $200 million for a portion of the purchase price of the upcoming A330-200 aircraft deliveries in fourth quarter 2011, first quarter 2012 and second quarter 2012.

Airbus A330-200 Facility Agreement Commitments

On June 29, 2011, Hawaiian entered into a secured loan agreement for $66 million to finance a portion of the purchase price of one Airbus A330-200 aircraft with an upcoming delivery in the first quarter 2012.  The loan agreement will bear interest, at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate, with a maturity date of March 2024.

On June 29, 2011, Hawaiian also entered into two secured loan agreements each for $67 million to finance a portion of the purchase price of two Airbus A330-200 aircraft with upcoming delivery in the fourth quarter 2011 and second quarter 2012.  These loan agreements will bear interest at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate, subject to balloon payments at maturity dates of October 2023 and April 2022, respectively.

The anticipated future payments for these facility agreements for the remaining months in 2011 is approximately $2 million, $13 million in 2012, $14 million in 2013, $15 million in 2014 and $15 million in 2015.

Lease Commitments

On June 29, 2011, Hawaiian entered into three eight-year lease agreements for an additional three Boeing 717-200 aircraft, with one aircraft expected to be delivered in third quarter 2011 and two aircraft in fourth quarter 2011. We are still assessing whether these leases will be classified as capital or operating, and will make this determination in the period we take delivery of the aircraft.

On April 6, 2011, we entered into a twelve-year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery in the second quarter of 2012.

The anticipated future payments for these leases for the remaining months in 2011 is approximately $1 million, $11 million in 2012, $15 million in 2013, $15 million in 2014 and $15 million in 2015.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of June 30, 2011, we were in compliance with these covenants.  If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $5.2 million at June 30, 2011.  The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  No amounts were subject to this holdback at June 30, 2011 and December 31, 2010.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Based on our performance relative to these financial triggers for the quarter ended June 30, 2011, we expect the holdback to increase to 25% of the applicable credit card credit card air traffic liability, increasing the restricted cash balance in the third quarter 2011 by approximately $30 to 35 million, that we plan to fund through advance ticket sale remittances.  Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

We contributed $3.4 million and $5.3 million during the three and six months ended June 30, 2011, respectively, to our defined benefit pension and disability plans and expect to contribute an additional $6.7 million during the remainder of 2011.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of our deferred tax assets will not be realized.  The ultimate realization of our deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible.  We reversed our tax valuation allowance in 2010 because our projections of future taxable income were sufficient to support recognition of our deferred tax assets.  We continue to believe our projections of future taxable income support the realizability of our deferred tax assets even though we recognized a net operating loss for the three and six months ended June 30, 2011.  The net operating loss recognized at the three and six months ended June 30, 2011 was primarily due to non-recurring and non-cash lease termination charges that do not impact our ability to generate future taxable income.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 29.1% and 29.3% of our operating expenses for the three and six months ended June 30, 2011.  Based on gallons expected to be consumed in 2011, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.6 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2011, our fuel hedge program primarily consists of heating oil and crude oil caps (or call options) and collars (a combination of call options and put options).  Caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).  Certain of these collar agreements have been entered into contemporaneously and set so that the call option premium and put option premium offset, creating a “costless collar.”

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of June 30, 2011, the fair value of these fuel derivative agreements reflected a net asset of $5.1 million which is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of July 15, 2011 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Strike Price		Percentage of Projected Fuel Requirements Hedged	Fuel Barrels Hedged

Third Quarter 2011
Heating Oil	(in gallons)
Call Options	$2.96		4%	43,000
Collars	Cap	Floor
	$3.10	$2.74	1%	8,000
Crude Oil	(in barrels)
Call Options	$100.55		47%	474,000
Collars	Cap	Floor
	$92.33	$66.84	4%	46,000
Total			56%	571,000

Fourth Quarter 2011
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.09	$2.73	3%	24,000
Crude Oil	(in barrels)
Call Options	$106.31		40%	372,000
Total			43%	396,000

First Quarter 2012
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.16	$2.74	3%	24,000
Crude Oil	(in barrels)
Call Options	$113.90		25%	224,000
Total			28%	248,000

Second Quarter 2012
Heating Oil
Call Options	(in gallons)
Collars	Cap	Floor
	$3.13	$2.70	2%	20,000
Crude Oil	(in barrels)
Call Options	$115.44		10%	91,000
Total			12%	111,000

Third Quarter 2012
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.12	$2.69	0.4%	4,000
Total			0.4%	4,000

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and synthetic collars.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our heating oil and crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

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

At June 30, 2011, we had $83.2 million of variable-rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.1872%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable rate debt as of June 30, 2011, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits approximates the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

At June 30, 2011, we had $325.4 million of fixed rate debt including the Convertible Notes and Aircraft Facility Agreements, and $0.4 million of capital lease obligations.  Market risk for fixed rate long-term debt and capitalized lease obligations is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.3 million as of June 30, 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended June 30, 2011 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS.

We are not a party to any litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.                                            RISK FACTORS.

In addition to the risks identified elsewhere in this report, the following risk factors apply to our business results of operations and financial conditions.

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

Fuel costs represented 26.5%, 22.7%, and 37.9% of Hawaiian’s operating expenses for the years ended December 31, 2010, 2009 and 2008, respectively. The 2008 percentage includes the impact of our litigation settlement with Mesa. The cost of jet fuel has been increasing and remains volatile. Approximately 61% of our fuel is based on Singapore jet fuel prices, 36% is based on U.S. West Coast jet fuel prices and 2% on other jet fuel prices. As of July 22, 2011, Singapore jet fuel prices were $3.13 and U.S. West Coast jet fuel prices were $3.16, compared to an average of $2.15 and $2.22, respectively, during 2010. Based on gallons expected to be consumed in 2011, for every one cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.6 million. Prices and availability of jet fuel are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability and crude oil production, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. For example, the recent political turmoil in Libya and other parts of northern Africa, and the Middle East, may significantly increase the price we pay for jet fuel in the future. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of political instability in major fuel exporting countries, natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

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

The demand for interisland service has reduced in recent years as other airlines have increased direct service from the mainland to Oahu’s neighbor islands, obviating the need for interisland transfers and as the infrastructure, particularly the availability of goods and services, in the neighbor islands improves. In addition, the occurrence of a natural disaster, such as an earthquake or tsunami, could also reduce the demand for interisland service. A further decline in the level of interisland passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is highly dependent on tourism, and our financial results could suffer if there is a downturn in tourism levels.

Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and among the Hawaiian islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii’s main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawaii. The occurrence of natural disasters, such as earthquakes and tsunamis, in Hawaii or other parts of the world, could also have a material adverse effect on Hawaii tourism. In addition, the potential or actual occurrence of terrorist attacks, wars such as those in Afghanistan and Iraq, and the threat of other negative world events have had, and may in the future again have, a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

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

Labor costs are a significant component of airline expenses and can substantially impact an airline’s results. Labor and related benefit costs represented approximately 24.4% and 25.3%, 21.7% of our operating expenses for the years ended December 31, 2010, 2009, and 2008, respectively. The 2008 percentage includes the impact of the litigation settlement with Mesa. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. The agreement with our flight attendant group is currently amendable on March 31, 2011 and contract negotiations began on February 15, 2011. We cannot assure you that future agreements with our employees’ unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

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

We have a significant amount of debt.  Our total debt at June 30, 2011was $409 million. Our substantial debt obligations may adversely affect our ability to incur additional debt in the future on acceptable terms or at all to fund working capital, capital expenditures, acquisitions or other purposes. In addition, if we incur additional debt, the related risks that we now face could intensify.  The requirement to service our substantial debt:

•                  makes it more difficult for us to satisfy our obligations with respect to our debt, including our obligation under our indenture to repurchase tendered notes if a fundamental change occurs;

•                  makes us more vulnerable to general adverse economic and industry conditions,

•                  requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes,

•                  increases the volatility of the price of our common stock;

•                  limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•                  limits, along with the financial and other restrictive covenants in the agreements governing our debt, among other things, our ability to borrow additional funds; and

•                  places us at a competitive disadvantage compared to any other competitor that has less debt than we do.

Our operations may not generate sufficient cash to enable us to service our debt.  A failure to make a required payment or to comply with the covenants and other provisions in the agreements governing our debt could result in events of default under such agreements, which could permit acceleration of our debt.  Any required repayment of our debt as a result of acceleration would reduce the amount of our current cash on hand. In addition, we may not have sufficient cash on hand to pay all such amounts due in the event of an acceleration.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we intend to obtain additional debt financing to finance upcoming aircraft deliveries during 2011. Additionally, we will face specific funding challenges, upon the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft in 2013 and with respect to our obligation under a purchase agreement with Airbus to acquire wide-body A330-200 aircraft and A350XWB (Extra Wide Body)-800 aircraft. Credit market conditions remained unsettled during 2010, affecting the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonably terms, our financial condition will be adversely affected.

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

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, in the case of Hawaiian, pay dividends or make distributions to our parent company and repurchase stock. These agreements also require us to meet certain financial covenants. If we breach any of these covenants, it could result in a default under these facilities.  If a default occurs under any of these facilities, our outstanding obligations under these facilities could be accelerated and become due and payable immediately, and could also cause us to default under our other debt or lease obligations and lead to an acceleration of the obligations related to our other debt or lease obligations. The existence of such a default could also preclude us from borrowing funds under our credit facilities.  Our ability to comply with the provisions of financing agreements can be affected by events beyond our control and a default under any such financing agreements, if not cured or waived, could have a material adverse impact on us.  In the event our debt is accelerated, we may not have sufficient liquidity to repay these obligations or to refinance our debt obligations, resulting in a material adverse impact on us.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $5.2 million at June 30, 2011.  The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  No amounts were subject to this holdback at June 30, 2011 and December 31, 2010.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Based on our performance relative to these financial triggers for the quarter ended June 30, 2011, we expect the holdback to increase to 25% of the applicable credit card air traffic liability, increasing the restricted cash balance in the third quarter of 2011 by approximately $30 to 35 million, that we plan to fund through advance ticket sale remittances.  Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

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

We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots’ disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots became frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $129.6 million as of December 31, 2010. We made contributions of $5.3 million, $37.9 million and $10.5 million for the six months ended June 30, 2011, 2010 and 2009, respectively, and expects to make contributions in the amount of $6.7 million to the defined benefit pension and disability plans during the remainder of 2011. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

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

The state of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the state. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our interisland operations to increase proportionately more than the costs related to our transpacific and Pacific operations because of phased adjustments to the airport’s funding mechanism, which will result in the cost changes having a proportionately higher impact on us than our competitors which do not have significant interisland operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

The State of Hawaii, which is uniquely dependent upon and affected by air transportation, now seeks to impose new state laws and regulations on the airline industry that could have an adverse effect on our financial condition and results of operations.

Hawaii is uniquely dependent upon and affected by air transportation. The bankruptcies and shutdowns of air carriers such as Aloha Airlines and ATA have profoundly affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii interisland air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii’s Governor, within the State Department of Transportation. The commission would examine and certify all interisland carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers. Vetoed by Hawaii State Governor Linda Lingle and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to the enactment of federal legislation permitting its implementation. No such federal legislation has been initiated and we cannot predict whether it will be initiated or adopted in the future.

In June 2011, Senate Bill 754 was signed into law as Act 105, Session Laws of Hawaii 2011, that suspends certain exemptions from payment of Hawaii general excise and use taxes currently enjoyed by many businesses, including Hawaiian, for a period of two years from July 1, 2011 to June 30, 2013. This law could increase our State tax liability significantly, and result in a reduction in expected earnings, although we have not yet determined to what extent such law will impact us.

RISKS RELATING TO THE AIRLINE INDUSTRY

The airline industry is affected by many conditions that are beyond its control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

Hawaiian’s business and the airline industry in general are impacted by conditions that are largely outside of Hawaiian’s control, including among others:

•                  continued threat of terrorist attacks;

•                  actual or threatened war and political instability;

•                  weather and natural disasters;

•                  outbreak of diseases; and

•                  actual or potential disruptions in the air traffic control system.

Because airlines have a high percentage of fixed costs and flight expenses do not vary significantly with the number of passengers carried, a relatively small change in the number of passengers can have a disproportionate effect on the airline’s operations and financial results. Therefore, any general reduction in airline passenger traffic as a result of any of the above-mentioned or other factors could harm our business, financial condition and results of operations.

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

•                  Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse impact on our business, financial condition and results of operations, and on the airline industry in general.

The airline industry is subject to extensive government regulation and new regulations could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. In April 2010, the Department of Transportation adopted a series of passenger protection rules that we believe may have a significant effect on our business and operations. These rules provide, among other things, that airlines return aircraft to the gate for deplaning following tarmac delays in certain circumstances. In September 2010, the Federal Aviation Administration (FAA) proposed changes to pilots’ current flight schedules including the number of flight hours and scheduled duty time. We expect to continue incurring expenses to comply with applicable regulations. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

Many aspects of airlines’ operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation, and Liability Act. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. We cannot predict the impact that future environment regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

Our insurance costs are susceptible to significant increases and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers’ compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets, including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not be changed or that we will not bear substantial losses from accidents or damage to, or loss of, aircraft or other property due to other factors such as natural disasters. We could incur substantial claims resulting from an accident or damage to, or loss of, aircraft or other property due to other factors such as natural disasters in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.

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

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information regarding unregistered sales of equity securities has been previously disclosed in reports on Forms 8-K filed on March 21, 2011 and March 23, 2011.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                     OTHER INFORMATION.

Hawaiian was a party to fifteen Lease Agreements with Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company (“WFBN”), pursuant to which Hawaiian leased fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines.   On June 27, 2011, Hawaiian entered into a Purchase Agreement with WFBN, providing for the purchase of such fifteen Boeing 717-200 aircraft, thereby terminating such lease agreements.  The termination of these leases resulted in the recognition of lease termination expenses of approximately $70.0 million.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description
10.1

Loan Agreement [1217], dated as of April 6, 2011, by and among Hawaiian Airlines,Inc., Natixis as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen-Thüringen Girozentrale, KfW IPEX-Bank GmbH and Natixis Transport Finance, as joint lead arrangers; and any additional lenders from time to time party thereto.  Hawaiian Airlines, Inc. also entered into Loan Agreement [1295], dated as of June 29, 2011 by and among Landesbank Hessen-Thüringen Girozentrale, as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen-Thüringen Girozentrale, KFW IPEX-Bank GmbH and Natixis Transport Finance, as lenders; and any additional lenders from time to time party thereto, which loan agreement is substantially identical to Loan Agreement [1217], except with respect to total principal amount and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this loan agreement was not filed. ‡

10.2

Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. ‡

10.3

Facility Agreement [Hawaiian 717-200 [55001]], dated as of June 27, 2011 by and between Hawaiian Airlines, Inc. and Boeing Capital Loan Corporation.  Hawaiian Airlines, Inc. also entered into Facility Agreement [Hawaiian 717-200 [55002]],, dated as of June 27, 2011 ; Facility Agreement [Hawaiian 717-200 [55118]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55121]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55122]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55123]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55124]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55125]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55126]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55128]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55129]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55130]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55131]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55132]], dated as of June 27, 2011; and Facility Agreement [Hawaiian 717-200 [55151]], dated as of June 27, 2011, which facility agreements are substantially identical to Facility Agreement 55001, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed. ‡

10.4

Amendment Number Three to Amended and Restated Credit Agreement, Waiver and Extension, dated as of June 28, 2011, entered into by and among the lenders party thereto, Wells Fargo Capital Finance, Inc., as agent, Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc.

10.5

Lease Agreement 491HA, dated as of June 28, 2011, by and between Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of a trust beneficially owned by BCC Equipment Leasing Corporation, and Hawaiian Airlines, Inc.  Hawaiian Airlines, Inc. also entered into Lease Agreement 492HA, dated as of June 28, 2011; and Lease Agreement 493HA, dated as of June 28, 2011, which lease agreements are substantially identical to Lease Agreement 491HA, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed. ‡

10.6

Facility Agreement [Hawaiian A330 [1259]], dated as of June 29, 2011, by and among Hawaiian Airlines, Inc.; Bank of Utah, as security trustee; and each of Norddeutsche Landesbank Girozentrale and BNP Paribas, as loan participants.  Hawaiian Airlines, Inc. also entered into Facility Agreement [Hawaiian A330 [1302]], dated as of June 29, 2011;, which facility agreement is substantially identical to Facility Agreement [Hawaiian A330 [1259]], except with respect to certain information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed. ‡

10.7	Contract Services Agreement, dated as of June 29, 2011, by and between Hawaiian Airlines, Inc. and Airline Contract Maintenance and Equipment, Inc. ‡

12	Computation of ratio of earning to fixed charges for the three and six months ended June 30, 2011, and the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡                                          Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

July 27, 2011	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer