Form 10-Q
period 2011-09-30
HAWAIIAN HOLDINGS  INC
filed 2011-10-19
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 10, 2011, 50,712,907 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)
Operating Revenue:
Passenger	$412,771	$310,044	$1,091,450	$851,147
Other	43,088	41,985	125,034	115,146
Total	455,859	352,029	1,216,484	966,293

Operating Expenses:
Aircraft fuel, including taxes and oil	135,956	84,410	380,790	233,326
Wages and benefits	82,417	73,747	239,702	219,827
Aircraft rent	25,317	29,824	90,546	81,066
Maintenance materials and repairs	36,273	30,157	122,411	95,570
Aircraft and passenger servicing	22,283	16,497	60,326	44,690
Commissions and other selling	23,359	20,140	72,884	59,930
Depreciation and amortization	17,496	14,452	47,803	42,836
Other rentals and landing fees	19,830	15,310	53,495	41,692
Other	31,981	28,214	92,692	78,502
Lease termination charges	—	—	70,014	—
Total	394,912	312,751	1,230,663	897,439

Operating Income (Loss)	60,947	39,278	(14,179)	68,854

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(7,737)	(1,934)	(15,820)	(11,909)
Interest income	638	399	1,333	3,137
Capitalized interest	2,647	785	5,807	1,308
Gains (losses) on fuel derivatives	(9,707)	2,111	(11,781)	(3,361)
Sale of long-term investments	—	1,168	—	1,168
Other, net	538	353	879	(757)
Total	(13,621)	2,882	(19,582)	(10,414)

Income (Loss) Before Income Taxes	47,326	42,160	(33,761)	58,440

Income tax (benefit) expense	21,709	11,693	(10,191)	18,764

Net Income (Loss)	$25,617	$30,467	$(23,570)	$39,676

Net Income (Loss) Per Common Stock Share:
Basic	$0.50	$0.60	$(0.46)	$0.77
Diluted	$0.50	$0.59	$(0.46)	$0.75

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$286,846	$285,037
Restricted cash	35,246	5,224
Total cash, cash equivalents and restricted cash	322,092	290,261
Accounts receivable, net of allowance for doubtful accounts of $1,066 as of September 30, 2011 and $744 as of December 31, 2010	77,339	59,887
Spare parts and supplies, net	25,549	18,354
Deferred tax assets, net	17,135	40,651
Prepaid expenses and other	38,575	37,367
Total	480,690	446,520

Property and equipment, less accumulated depreciation and amortization of $169,047 as of September 30, 2011 and $147,588 as of December 31, 2010	634,986	418,120

Other Assets:
Long-term prepayments and other	45,946	38,629
Deferred tax assets, net	52,027	38,847
Intangible assets, net of accumulated amortization of $148,465 as of September 30, 2011 and $130,951 as of December 31, 2010	51,206	68,720
Goodwill	106,663	106,663
Total Assets	$1,371,518	$1,117,499

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,145	$69,300
Air traffic liability	319,815	250,861
Other accrued liabilities	64,399	63,506
Current maturities of long-term debt and capital lease obligations	32,506	16,888
Total	489,865	400,555

Long-Term Debt, less discount, and Capital Lease Obligations	369,586	171,884

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	212,025	213,704
Other liabilities and deferred credits	31,704	53,487
Total	243,729	267,191

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value per share, 52,783,121 shares issued and 50,712,907 shares outstanding as of September 30, 2011; 52,291,091 shares issued and 50,220,877 outstanding as of December 31, 2010	528	522
Capital in excess of par value	259,672	245,947
Treasury stock, 2,070,214 shares at cost, at September 30, 2011 and December 31, 2010	(10,752)	(10,752)
Accumulated income	53,861	77,431
Accumulated other comprehensive loss, net	(34,971)	(35,279)
Total	268,338	277,869
Total Liabilities and Shareholders’ Equity	$1,371,518	$1,117,499

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Net cash provided by Operating Activities	$112,618	$102,863

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(175,464)	(89,050)
Purchases of investments	—	(76,485)
Sales of investments	—	108,273
Net cash used in investing activities	(175,464)	(57,262)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	162	167
Purchase of call options and sale of common stock warrants, net	(7,556)	—
Issuance of convertible notes	86,250	—
Long-term borrowings	65,000	—
Treasury stock repurchase	—	(9,998)
Repayments of long-term debt and capital lease obligations	(72,087)	(20,993)
Issuance costs	(7,114)	—
Net cash provided by (used in) financing activities	64,655	(30,824)

Net increase in cash and cash equivalents	1,809	14,777

Cash and cash equivalents - Beginning of Period	285,037	300,738

Cash and cash equivalents - End of Period	$286,846	$315,515

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete audited financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

New accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force (ASU 2009-13).  This guidance defines whether multiple deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This guidance establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available.  This accounting standard became effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  During the three and nine months ended September 30, 2011, the Company did not have any significant new or materially modified agreements that were subject to this accounting standard, therefore, this accounting standard did not have an impact on its unaudited consolidated financial statements.  The Company anticipates an impact from this standard when significant third party mileage sales agreements are executed or materially modified in future periods.  Subsequent to September 30, 2011, the Company entered into a new significant revenue arrangement, effective January 1, 2012, to sell frequent flyer miles to a credit card partner.  The Company will apply the provisions of ASU 2009-13 to the agreement effective January 1, 2012 and is currently evaluating the effect on its financial statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income — Presentation of Comprehensive Income (ASU 2011-05).  This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, amongst other things.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively.  This ASU will not have a material effect on the Company’s financial position or results of operations, but will change the Company’s other comprehensive income disclosures.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	50,858	50,952	50,690	51,580
Assumed exercise of equity awards	572	709	—	1,094
Weighted average common stock shares outstanding - Diluted	51,430	51,661	50,690	52,674

Net income (loss) per common share:

Basic	$0.50	$0.60	$(0.46)	$0.77
Diluted	$0.50	$0.59	$(0.46)	$0.75

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Stock options	1,783	468	659	208
Deferred stock	—	282	1	94
Restricted stock	402	717	320	333
Convertible notes (1)	10,943	—	7,619	—
Warrants (1)	10,943	—	7,619	1,991

(1)                                  In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants as described in Note 5 — Debt.  These weighted common stock equivalents were excluded because their conversion price of $7.8819 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$201,177	$201,177	$—	$—
Fuel derivative contracts, net*:
Crude oil caps/call options	574	—	574	—
Heating oil caps/call options	99	—	99	—
Total assets measured at fair value	$201,850	$201,177	$673	$—
Fuel derivative contracts, net*:
Crude oil collars	$2,119	$—	$2,119	$—
Heating oil collars	3,021	—	3,021	$—
Total liabilities measured at fair value	$5,140	$—	$5,140	$—

* As of September 30, 2011, the net fuel derivative contract liabilities are reported in other accrued liabilities in the unaudited Consolidated Balance Sheets.

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$94,659	$94,659	$—	$—
U.S. government-sponsored enterprise notes	133,048	—	133,048	—
Fuel derivative contracts, net*:
Crude oil caps	6,609	—	6,609	—
Crude oil collars	2,174	—	2,174	—
Total assets measured at fair value	$236,490	$94,659	$141,831	$—

* As of December 31, 2010, the net fuel derivative contract assets are reported in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

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

There were no assets measured at fair value on a recurring basis using unobservable inputs (Level 3) as of September 30, 2011 and December 31, 2010.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

See Note 6 — Leases, for information related to fair value measurements of nonfinancial assets on a nonrecurring basis performed during the quarter ended June 30, 2011.

4.  Financial Instruments and Risk Management

Financial Instruments

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $401.6 million and $146.4 million at September 30, 2011 and December 31, 2010, respectively, was approximately $386.8 million and $140.0 million. The Company’s fair value estimates were based on either market prices or the discounted amount of future cash flows using its current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel.  To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil and crude oil caps (or call options) and collars (a combination of call options and put options).  During the three and nine months ended September 30, 2011, the Company primarily used heating oil and crude oil caps/call options and collars to hedge its aircraft fuel expense.  As of September 30, 2011, the Company had outstanding fuel derivative contracts covering 64 million gallons of jet fuel that will be settled over the next 12 months.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815) for hedge accounting treatment.  As a result, changes in the fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table shows the amount of realized and unrealized gains and losses that were recognized during the three and nine months ended September 30, 2011 and 2010, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2011	2010	2011	2010
	(in thousands)
Gains (losses) on fuel derivatives recorded in nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(2,323)	$(1,167)	2,292	$(3,151)
Reversal of prior period unrealized amounts	977	1,323	(3,841)	(230)
Unrealized gains (losses) on contracts that will settle in future periods	(8,361)	1,955	(10,232)	20
Gains (losses) on fuel derivatives recorded as nonoperating expense	$(9,707)	$2,111	$(11,781)	$(3,361)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  Based on the fair value of our fuel derivative contracts, our counterparties may require us to post collateral when the price of the underlying commodity decreases.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  As of September 30, 2011, the Company paid $0.2 million in collateral to our counterparties.

The following table presents the fair value of the asset and liability as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
	Balance Sheet	Assets as of		Liabilities as of
	Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
		(in thousands)
Fuel derivative contracts - due within one year	Prepaid expenses and other	$—	$8,783	$—	$—

Fuel derivative contracts - due within one year	Other accrued liabilities	$673	$—	$5,140	$—

5.  Debt

Convertible Notes

On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016.  The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum.  Interest is paid semi-annually, in arrears, on March 15 and September 15 each year, beginning on September 15, 2011.

Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company’s common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes.  Upon conversion, the Company will have the right, at the Company’s election, to pay or deliver cash, shares of the Company’s common stock or a combination thereof.  Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met:

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

The carrying value of the Convertible Notes is $68.4 million at September 30, 2011.  Interest expense for the three and nine months ended September 30, 2011 was $1.2 million and $2.5 million, respectively, and non-cash interest expense for the three and nine months ended September 30, 2011 was $0.8 million and $1.6 million, respectively, for the amortization of the discount allocated to the debt component.

Convertible Note Hedges and Warrants

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions (the Convertible Note Hedges) and separate warrant transactions (the Warrants) with certain financial investors to reduce the potential dilution of the Company’s common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion.  The Convertible Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the Convertible Notes described above.

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

Revolving Credit Facility

In December 2010, Hawaiian, as borrower, with the Company as guarantor, entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Inc., as arranger and administrative agent for the lenders, providing for a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million.  The Company used the proceeds received from the issuance of the Convertible Notes to pay-off the outstanding revolving credit facility balance of $54.7 million.  As of September 30, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility and $50.8 million available (net of various outstanding letters of credit).  At September 30, 2011, the Company is in compliance with its financial covenants under the Revolving Credit Facility.

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

As of September 30, 2011, the scheduled maturities of long-term debt over the next five years were as follows (in thousands):

Remaining months in 2011	$7,921
2012	33,016
2013	86,443
2014	23,047
2015	24,510

6.  Leases

On June 27, 2011, Hawaiian terminated lease agreements and concurrently entered into a purchase agreement with the lessor covering fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines.  These aircraft were previously operated by Hawaiian under four capital and eleven operating lease agreements.  The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million  through secured loan agreements with Boeing Capital, cash payment of $25.0 million, and the non-cash application of maintenance and security deposits held by the previous lessor and current debt financer of $12.2 million.  This purchase price was reduced by certain previously recorded lease valuation adjustments related to these aircraft.  The Company recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840 — Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases.  As a result, the Company reduced the value of the fifteen Boeing 717-200 to their fair value of $135 million on its unaudited Consolidated Balance Sheets and recorded lease termination charges of $70.0 million on the unaudited Consolidated Statements of Operations.  The Company determined the valuation of the aircraft based on a third-party appraisal that considered multiple inputs, including market transactions for similar aircraft and information specific to the condition of each aircraft.  As a result, this fair value measurement was considered a Level 3 measurement as described in Note 3 — Fair Value Measurements.  See additional information on the loan agreements at Note 5 — Debt.

In February 2011, the Company renegotiated its operating lease for its general office space, extending the lease through 2026.

As of September 30, 2011, the scheduled future minimum rental payments under leases (adjusted for the changes discussed above) is approximately $18 million for the remaining three months of 2011, $85 million for 2012, $79 million for 2013, $75 million for 2014, $74 million for 2015 and $272 million thereafter.

7. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and nine months ended September 30, 2011 and 2010, included the following:

Components of Net Periodic	Three months ended September 30,		Nine months ended September 30,
Benefit Cost	2011	2010	2011	2010
	(in thousands)

Service cost	$2,254	$2,174	$6,974	$6,873
Interest cost	6,523	6,262	19,557	18,914
Expected return on plan assets	(4,703)	(4,159)	(14,078)	(12,472)
Recognized net actuarial loss	129	105	309	310
Net periodic benefit cost	$4,203	$4,382	$12,762	$13,625

The Company made contributions of $7.6 million and $12.9 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2011, respectively, satisfying the Company’s required 2011 plan year contributions.

8. Income Taxes

The Company recorded income tax expense of $21.7 million and an income tax benefit of $10.2 million for the three and nine months ended September 30, 2011, respectively.  The Company’s effective tax rate for the three and nine months ended September 30, 2011 included a $1.9 million adjustment to reduce our recorded deferred tax assets as a result of a reduction in certain of our state apportionment factors.  The Company’s effective tax for the nine months ended September 30, 2011 was also impacted by the forecasted permanent tax differences on the Company’s full year 2011 financial projections.  During the nine months ended September 30, 2011, the Company changed tax accounting methods with the IRS.  These tax accounting changes resulted in the recovery of approximately $22.5 million of deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the Company’s deferred tax assets will not be realized.  The ultimate realization of the Company’s deferred tax assets is dependent upon its ability to generate future taxable income during the periods in which those temporary differences become deductible.  The Company reversed its tax valuation allowance in 2010 because its projections of future taxable income were sufficient to support recognition of its deferred tax assets.  The Company continues to believe its projections of future taxable income support the realizability of its deferred tax assets even though it recognized a net operating loss for the nine months ended September 30, 2011, as the loss was primarily due to non-recurring and non-cash lease termination charges that do not impact our ability to generate future taxable income.

9. Comprehensive Income

The components of comprehensive income included the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$25,617	$30,467	$(23,570)	$39,676
Other comprehensive income (loss):
Change in unrealized net losses on short and long-term investments	—	563	—	(1,186)
Amortization of net actuarial losses on employee benefit plans	129	105	308	298
Total comprehensive income (loss)	$25,746	$31,135	$(23,262)	$38,788

10. Commitments and Contingent Liabilities

Commitments

As of September 30, 2011, Hawaiian had capital commitments consisting of firm aircraft orders for twelve wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020. Subsequent to September 30, 2011, the Company took delivery of one of the A330-200 aircraft.  Hawaiian has purchase rights for an additional four A330-200 aircraft and six A350XWB aircraft and can utilize these rights subject to production availability. Hawaiian also has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts.  The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the next five years are detailed below as of the date of filing:

	Capital		Operating	Total Committed Exenditures	Less: Committed Financing for Upcoming Aircraft Deliveries *	Net Committed Expenditures
Remaining months in 2011	$70,118	*	$5,373	$75,491	67,000	8,491
2012	274,247	*	23,009	297,256	223,000	74,256
2013	287,389	*	19,603	306,992	180,000	126,992
2014	234,489		20,050	254,539	—	254,539
2015	166,231		20,620	186,851	—	186,851

* See Airbus Facility Commitments and Purchased Aircraft Lease Financing Agreement for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Airbus A330-200 Facility Agreement Commitments

During June 2011, Hawaiian entered into three separate secured loan agreements totaling $200 million (approximately $67 million each) to finance a portion of the capital commitments for three Airbus A330-200 aircraft; one aircraft that was delivered subsequent to September 30, 2011 and two aircraft with upcoming deliveries in the first half of 2012.  For the aircraft delivered subsequent to September 30, 2011, Hawaiian elected a fixed rate that is subject to a balloon payment at its maturity date of October 2023.  The other two loan agreements will bear interest at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate with respective maturity dates of April 2022 and March 2024.

The anticipated future principal payments for these facility agreements are approximately $0.4 million for the remaining months in 2011, $13 million in 2012, $14 million in 2013, $15 million in 2014, $15 million in 2015 and $145 million thereafter.

Purchased Aircraft Lease Financing Agreement and Aircraft Lease Commitments

Subsequent to September 30, 2011, Hawaiian entered into an agreement with a third-party aircraft lessor for the sale and leaseback of three Airbus A330-200 aircraft with scheduled delivery dates in the second quarter of 2012 and the first half of 2013 with total sale proceeds included in the commitments table above as committed financing for upcoming aircraft deliveries.  These sale and leaseback transactions have initial lease terms of twelve years with the option to extend an additional twenty-four months. Rent under each lease is payable monthly at a fixed rate to be determined at delivery of each aircraft.

In addition to aircraft purchase commitments and related financing described above, Hawaiian also entered into three separate eight-year lease agreements in June 2011 for an additional three Boeing 717-200 aircraft, with expected delivery dates in the fourth quarter 2011 and first quarter of 2012 and in April 2011 entered into  a twelve-year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter 2012.  The Company will determine whether these leases will be classified as capital or operating, in the period it takes delivery of the aircraft.

The anticipated future payments for these leases are approximately $0.6 million for the remaining three months in 2011, $17 million in 2012, $40 million in 2013, $43 million in 2014, $43 million in 2015 and $349 million thereafter.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $35.2 million at September 30, 2011.   The agreement with the Company’s largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  As of September 30, 2011, the holdback was 25% of the applicable credit card air traffic liability.  No amounts were subject to this holdback at December 31, 2010.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Depending on the Company’s performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the interisland routes), between the Hawaiian Islands and certain cities in the Western United States (the transpacific routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the Pacific routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of June 30, 2011, the latest available data.  At September 30, 2011 Hawaiian’s operating fleet consisted of Boeing 717-200 aircraft for its interisland routes, Boeing 767-300 aircraft for its transpacific, Pacific and charter routes and Airbus A330-200 aircraft for its transpacific and Pacific routes as detailed below:

Aircraft Type	Leased	Owned	Total

A330-200 (1)(4)	3	1	4
767-300ER/EM (2)(4)	10	7	17
717-200 (3)	—	15	15
Total	13	23	36

(1)  The Company took delivery of one owned A330-200 aircraft in April 2011.

(2)  The Company returned one Boeing 767-300ER in May 2011 due to the end of its lease term.

(3)  In June 2011, the Company purchased its existing fleet of fifteen Boeing 717-200 aircraft previously under lease agreements.

(4)  Subsequent to September 30, 2011, we took delivery of one additional owned A330-200 aircraft and returned one Boeing 767-ER due to the end of its lease term.

Based in Honolulu, Hawaiian had 4,222 active employees as of September 30, 2011.

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

Third Quarter Financial Highlights

•                 Net income of $25.6 million or $0.50 per diluted share.

•                 Operating revenue increased $104 million to $456 million during the third quarter of 2011 as compared to third quarter of 2010.

•             Passenger revenue per available seat mile (PRASM) increased 14.6% from the same period last year.

•                 Offsetting the improvement in revenue was a 61% increase in fuel expense due to increase in both fuel costs and consumption in the third quarter of 2011 as compared to the third quarter of 2010.

•                 Unrestricted cash and cash equivalents of $287 million at September 30, 2011.

Third Quarter Operational Highlights

•                  Ranked as the #1 carrier for punctuality and fewest flight cancellations as reported by the U.S. Department of Transportation Air Travel Consumer for the months of June, July and August 2011 (latest available information).

•                  Launched daily non-stop service to Kansai International Airport in Osaka, Japan in July 2011; Hawaiian’s third route to Asia since November 2010.

•                  Announced plans to begin daily nonstop flights between Honolulu and Fukuoka, Japan beginning in April 2012.

Results of Operations

In the three months ended September 30, 2011, we recorded net income of $25.6 million, or $0.50 per diluted share, as compared to $30.5 million, or $0.59 per diluted share in the same period last year.  Our strong performance is primarily the result of higher unit revenues (passenger revenue per available seat mile) and increased passenger yield.  The increases in operating revenue were partially offset by a significant year-over-year increase in fuel prices from $2.28 per gallon in the three months ended September 30, 2010 to $3.22 per gallon in the three months ended September 30, 2011, including the effects of fuel derivatives settling in the period and increases in other operating expenses due to the expansion of our fleet and new international routes.

In the nine months ended September 30, 2011, we recorded net loss of $23.6 million, or $0.46 per diluted share, as compared to net income of $39.7 million, or $0.75 per diluted share in the same period last year.  The nine months ended September 30, 2011 includes the impact of a non-recurring, pre-tax lease termination expense of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements that was partially offset by increases in operating revenue due to higher unit revenues (passenger revenue per available seat mile) and increased yields as compared to the same period last year.

Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2011		2010		2011		2010
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,267		2,249		6,507		6,324
Revenue passenger miles (RPM)	2,694,577		2,366,666		7,538,470		6,394,203
Available seat miles (ASM)	3,162,394		2,723,116		8,927,509		7,483,302
Passenger revenue per ASM (PRASM)	13.05	¢	11.39	¢	12.23	¢	11.37	¢
Passenger load factor (RPM/ASM)	85.2%		86.9%		84.4%		85.4%
Passenger revenue per RPM (Yield)	15.32	¢	13.10	¢	14.48	¢	13.31	¢

Total Operations:
Operating revenue per ASM	14.40	¢	12.89	¢	13.61	¢	12.90	¢
Operating cost per ASM (CASM) (b)	12.47	¢	11.46	¢	13.77	¢	11.98	¢
Lease termination charges per ASM	—	¢	—	¢	0.78	¢	—	¢
Aircraft fuel expense per ASM	4.29	¢	3.09	¢	4.26	¢	3.12	¢
Revenue passengers flown	2,269		2,252		6,511		6,327
Revenue block hours operated (actual)	32,511		30,082		93,503		84,200
RPM	2,696,892		2,371,092		7,543,668		6,398,670
ASM	3,166,417		2,730,030		8,935,101		7,490,257
Gallons of jet fuel consumed	42,895		37,513		121,717		104,322
Average cost per gallon of jet fuel (actual) (a)	$3.17		$2.25		$3.13		$2.24

(a)                   Includes applicable taxes and fees.

(b)                   Includes lease termination charges of $70.0 million in the nine months ended September 30, 2011.

Operating Revenue

Operating revenue was $455.9 million and $1.2 billion for the three and nine months ended September 30, 2011, respectively, a 29.5% and 25.9% increase over operating revenue of $352.0 million and $966.3 million for the same three and nine month period in 2010, driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased $102.7 million or 33.1% and $240.3 million or 28.2% for the three and nine months ended September 30, 2011, respectively, as compared to the same three and nine month period in 2010 primarily due to increased yields on our routes as well as an increase in the number of aircraft in our fleet and our expansion of our Pacific routes.

The detail of these changes are described in the tables below:

	Three months ended September 30, 2011 as compared to three months ended September 30, 2010				Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
Transpacific	$8.3	13.2%	(7.7)%	(6.7)%	$57.1	9.0%	2.3%	1.8%
Interisland	9.6	12.2	(2.2)	(3.8)	24.5	10.6	(1.7)	(0.5)
Pacific	84.8	42.0	184.0	188.5	158.7	27.1	141.1	146.0
Total scheduled	$102.7	16.9%	13.9%	16.1%	$240.3	8.9%	17.9%	19.3%

At September 30, 2011, we had one additional aircraft in our fleet as compared to September 30, 2010.  The increase in the number of aircraft, as well as the introduction of the larger capacity Airbus A330-200 aircraft, allowed us to expand our routes and in July 2011, we added a new Pacific route to Osaka, Japan.   For the remainder of 2011 compared to the prior year period we expect increased capacity due to the combination of additional aircraft for part of the period, increased availability of larger capacity Airbus A330-200 aircraft in our fleet and the addition of longer haul Pacific routes.

Transpacific —Transpacific revenue increased by $8.3 million for the three months ended September 30, 2011, as compared to the same three month period in 2010, due to increased yield, partially offset by decreases in capacity due to the shift of fleet resources from the Transpacific routes to the new Pacific routes. Transpacific revenue increased by $57.1 million for the nine months ended September 30, 2011 as compared to the nine month period in 2010, due to increased yield, and slight increases in our flown capacity due to the addition of the larger capacity Airbus A330-200 to our fleet.

Interisland — Interisland revenue increased by $9.6 million and $24.5 million for the three and nine months ended September 30, 2011, respectively, as compared to the same three and nine month period in 2010, due to the increased yield on our interisland routes partially offset by decreases in capacity.  The increased yield on our interisland routes reflects the continued reduction in availability of discounted fares during 2011.

Pacific — Pacific revenue increased by $84.8 million and $158.7 million for the three and nine months ended September 30, 2011, respectively, as compared to the same three and nine month period in 2010, primarily due to increases in both yield and capacity with the expansion of our services in the fourth quarter of 2010 and throughout 2011 including two new routes to Japan, a new route to Korea and an increase in the number of flights to Australia.

Other Revenue

Other operating revenue increased by $1.1 million or 2.6% in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, primarily due to increased cargo revenue from the introduction of the larger capacity Airbus A330-200 aircraft to our fleet that provided additional cargo capacity partially offset by a decrease in checked baggage revenue due to the reduction in capacity on our Transpacific and Interisland routes.

Other operating revenue increased by $9.9 million or 8.6% in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to increased cargo and checked bag revenue.  These increases are primarily attributable to the induction of the larger passenger and cargo capacity Airbus A330-200 aircraft.

Operating Expense

Operating expenses were $394.9 million and $1.2 billion for the three and nine months ended September 30, 2011, respectively, and $312.8 million and $897.4 million for the three and nine months ended September 30, 2010, respectively.  The change in operating expenses for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is detailed below:

	Changes in operating expenses for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010		Changes in operating expenses for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010
Operating expenses	$	%	$	%
	(in thousands)		(in thousands)

Aircraft fuel, including taxes and oil	$51,546	61.1%	$147,464	63.2%
Wages and benefits	8,670	11.8	19,875	9.0
Aircraft rent	(4,507)	(15.1)	9,480	11.7
Maintenance materials and repairs	6,116	20.3	26,841	28.1
Aircraft and passenger servicing	5,786	35.1	15,636	35.0
Commissions and other selling	3,219	16.0	12,954	21.6
Depreciation and amortization	3,044	21.1	4,967	11.6
Other rentals and landing fees	4,520	29.5	11,803	28.3
Other	3,767	13.4	14,190	18.1
Lease termination charges	—	NM	70,014	NM
Total	$82,161	26.3%	$333,224	37.1%

Our operations have expanded by approximately 16% and 19% (measured in ASMs) in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 primarily due to an additional aircraft in our fleet, as well as the introduction of the larger capacity Airbus A330-200 aircraft to our fleet.  Our expansion is also due to two new international routes to Japan and one to South Korea since November 2010, as well as increased frequency on our Australia route.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling, other rentals and landing fees and other (which primarily consists of purchased services, professional and technical fees, and personnel).

We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Other explanations of the variances in our operating expenses for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 are described below.

Aircraft Fuel

Aircraft fuel expense increased in the three and nine months ended September 30, 2011 as compared to September 30, 2010 by $51.5 million and $147.5 million, respectively.  The variance is attributable to the increase in the cost of aircraft fuel as well as an increase in consumption, illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Fuel gallons consumed	42,895	37,513	14.3%	121,717	104,322	16.7%
Fuel price per gallon, inlcuding taxes and delivery	$3.17	$2.25	40.9%	$3.13	$2.24	39.7%
Aircraft fuel expense	$135,956	$84,410	61.1%	$380,790	$233,326	63.2%

During the three and nine months ended September 30, 2011 and 2010, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded losses on fuel derivatives of $9.7 million and $11.8 million for the three and nine months ended September 30, 2011, compared to gains of $2.1 million and losses of $3.4 million for the three and nine months ended September 30, 2010.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel derivatives settled in the period.  Economic fuel expense for the three and nine months ended September 30, 2011 and 2010 is calculated as follows:

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense	$135,956	$84,410	61.1%	$380,790	$233,326	63.2%
Realized (gains) losses on settlement of fuel derivative contracts	2,323	1,167	99.1%	(2,292)	3,151	(172.7)%
Economic fuel expense	$138,279	$85,577	61.6%	$378,498	$236,477	60.1%
Gallons of jet fuel consumed	42,895	37,513	14.3%	121,717	104,322	16.7%
Economic fuels costs per gallon	$3.22	$2.28	41.2%	$3.11	$2.27	37.0%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our fuel costs and related hedging program.

Lease Termination

On June 27, 2011, we entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and eleven operating lease agreements.   The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements, cash payment of $25.0 million, and non-cash application of maintenance and security deposits held by the previous lessor and current debt financer of $12.2 million.  See additional information on the loan agreements at Note 5 — Debt and the purchase agreements at Note 6 - Leases.  We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840 - Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases.  We recorded the fifteen Boeing 717-200 at their fair value of $135 million on the unaudited Consolidated Balance Sheets and lease termination charges of $70.0 million on the nine months ended September 30, 2011 unaudited Consolidated Statements of Operations.

The purchase of the fifteen Boeing 717-200 aircraft will result in lower aircraft rent expense in future periods that will be partially offset by increases in depreciation and amortization and interest expense in future periods.

Aircraft Rent

Aircraft rent expense decreased for the three months ended September 30, 2011 by $4.5 million or 15.1% as compared to the three months ended September 30, 2010, primarily due to the purchase of its existing fleet of Boeing 717-200 aircraft in June 2011 that were previously under lease agreements.  This decrease was partially offset by an additional leased Airbus A330-200 aircraft in the fleet at September 30, 2011 as compared to the same period in the prior year.

The increase of $9.5 million or 11.7% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is due to the entire year-to-date recognition of aircraft rent expense for three leased Airbus A330-200 aircraft (leases commenced in April, May and November 2010).  This increase was partially offset by the purchase of our fleet of Boeing 717-200 aircraft in June 2011 that were previously under lease agreements.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $6.1 million or 20.3% and $26.8 million or 28.1% for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, primarily due to additional expenses under power-by-hour (PBH) arrangements for our Airbus A330-200 fleet additions in the period ended September 30, 2011 as compared to the period ended September 30, 2010 and increases in our PBH rates for our Boeing 767s and 717s.

We expect maintenance materials and repairs expense to increase in future periods as we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, the expansion of our Boeing 717-200 aircraft fleet, and price escalations in certain of our PBH contracts.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $5.8 million or 35.1% and $15.6 million or 35.0% for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, primarily due to volume related increases and increased service costs for our international routes.  We expect aircraft and passenger servicing to increase in future periods as we continue to expand our fleet and increase the number of international routes.

Commissions and other selling

Commissions and other selling expenses increased $3.2 million or 16.0% and $13.0 million or 21.6% for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, primarily due to increased travel agency commissions for ticket sales on our international routes and increases in the volume of ticket sales through credit cards and the global distribution system.  We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and increase the number of international routes.

Other rentals and landing fees

Other rentals and landings fees increased $4.5 million or 29.5% and $11.8 million or 28.3% for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010, primarily due to increased joint use and space rent at our Hawaii airports effective July 2011, as well as an increase in both rent expense and landing fees for our three new international routes since November 2010.  We expect other rentals and landing fees to continue to increase as we continue to add new routes.

Nonoperating Income and Expense

For the three and nine months ended September 30, 2011, we recorded nonoperating expense, net, of $13.6 million and $19.6 million, respectively, compared to nonoperating income, net, of $2.9 million and nonoperating expense, net, of $10.4 million for the three and nine months ended September 30, 2010, respectively.  The nonoperating expense recognized for the three and nine months ended

September 30, 2011 is primarily related to losses recognized on our fuel derivatives and an increase in interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into in 2011.

Income Tax Expense (Benefit)

We had an effective tax rate of 45.9% in the three months ended September 30, 2011 as compared to 27.7% in comparable prior year period.  The higher effective tax rate in the third quarter 2011 was due to adjustments related to the finalization of the 2010 income tax return and an adjustment to reduce our recorded deferred tax assets as a result of a reduction in our state apportionment factors as compared to the third quarter ended September 30, 2010 where we had a lower effective tax rate due to the release of uncertain tax positions as a result of the expiration of applicable statute of limitations during the period.

We had effective rates of 30.2% and 32.1% for the nine months ended September 30, 2011 and 2010, which differed from the statutory rate due to the impact that forecasted permanent tax differences have on the Company’s full year 2011 financial projections.

See Note 8 — Income Taxes to the notes to the unaudited Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of September 30, 2011, we had $286.8 million in cash and cash equivalents, representing an increase of $1.8 million from December 31, 2010.  As of September 30, 2011 our restricted cash balance, which consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales, increased to $35.2 million from $5.2 million as of December 31, 2010 due to an increase in cash holdback on our primary credit card processing agreement.

We have a significant amount of fixed obligations including debt and lease obligations.  At September 30, 2011, Hawaiian had approximately $402 million of debt and capital lease obligations, including approximately $33 million that will become due in the next 12 months.   Hawaiian has a $75 million secured revolving credit facility, and as of September 30, 2011, we had no outstanding borrowings under the revolving credit facility and $50.8 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $112.6 million for the nine months ended September 30, 2011, an increase of $9.8 million compared to the same period in 2010.  The increase in cash provided is primarily due to an increase in our air traffic liability balance for increased future bookings related to advance ticket sales and a decrease in contributions to our pension and disability plans that was partially offset by increases in prepaid expenses and other and accounts receivable.

Net cash used in investing activities was $175.5 million for the nine months ended September 30, 2011 compared to $57.3 million for the same period in 2010.  During the nine months ended September 30, 2011, the cash used in investing activities is comprised of approximately $25 million related to the purchase of the fifteen Boeing 717-200 aircraft, $54 million for the acquisition of the Airbus A330-200 aircraft in April 2011, $3 million for the purchase of an additional Rolls-Royce spare engine, $26.5 million for other property and equipment and $67 million related to pre-delivery payments for the upcoming deliveries of Airbus A330-200 aircraft.  During the nine months ended September 30, 2010, we used $89 million for purchases of property and equipment including pre-delivery payments offset by $32 million of proceeds from the net sale of investments.

Net cash provided by financing activities was $64.7 million for the nine months ended September 30, 2011 as compared to net cash used of $30.8 million for the nine months ended September 30, 2010.  In the nine months ended September 30, 2011, we received $65.0 million from a term loan for a portion of the purchase price of the Airbus A330-200 aircraft that we took delivery of in April 2011, $78.7 million in net cash proceeds from the issuance of the Convertible Notes and related transactions, which was partially offset by cash repayments of long-term debt and capital lease obligations totaling $72.1 million and debt issuance costs of $7.1 million.  During the nine months ended September 30, 2010, we made cash repayments of long-term debt and capital lease obligations totaling $21.0 million and repurchased stock under our stock repurchase program totaling $10.0 million.

Capital Commitments

As of September 30, 2011, Hawaiian’s firm aircraft orders consisted of twelve wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020.  In addition, Hawaiian has purchase rights for an additional four A330-200 aircraft and six A350-XWB aircraft.  Committed expenditures for these aircraft, engines and related flight equipment approximates $70 million in the remaining three months of 2011, $274 million in 2012, $287 million in 2013, $234 million in 2014 and $166 million in 2015.

We expect our other capital expenditure commitments which include software, improvements, and ramp and maintenance equipment, for the remainder of 2011 to total approximately $4 to $6 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing.  We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all.  The inability to secure such financing could have a material adverse effect on us.  We have secured financing commitments of $470 million for a portion of the purchase price of six upcoming A330-200 aircraft deliveries, one that we took delivery of subsequent to September 30, 2011 and the remaining five deliveries expected in 2012 and 2013.

Airbus A330-200 Facility Agreement Commitments

During June 2011, Hawaiian entered into three separate secured loan agreements totaling $200 million (approximately $67 million each) to finance a portion of its capital commitments for three Airbus A330-200 aircraft; one aircraft delivered subsequent to September 30, 2011 and two aircraft with upcoming deliveries in the first half of 2012.  For the aircraft delivered subsequent to September 30, 2011, Hawaiian elected a fixed rate that is subject to a balloon payment at its maturity date of October 2023.  The other two loan agreements will bear interest at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate with respective maturity dates of April 2022 and March 2024.

The anticipated future payments for these facility agreements are approximately $0.4  million for the remaining months in 2011, $13 million in 2012, $14 million in 2013, $15 million in 2014, $15 million in 2015 and $145 million thereafter.

Purchased Aircraft Lease Financing Agreement and Aircraft Lease Commitments

Subsequent to September 30, 2011, Hawaiian entered into an agreement with a third-party aircraft lessor for the sale and leaseback of three Airbus A330-200 aircraft with scheduled delivery dates in the second quarter of 2012 and the first half of 2013 with total sale proceeds included in the capital commitments section above.  These sale and leaseback transactions have initial lease terms of twelve years with the option to extend an additional twenty-four months. Rent under each lease is payable monthly at a fixed rate to be determined at delivery of each aircraft.

In addition to aircraft purchase commitments and related financing described above, Hawaiian also entered into three separate eight-year lease agreements in June 2011 for an additional three Boeing 717-200 aircraft, with expected delivery dates in the fourth quarter 2011 and first quarter 2012 and in April 2011 entered into a twelve-year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter 2012.  The Company will determine whether these leases will be classified as capital or operating in the period it takes delivery of the aircraft.

The anticipated future payments for these leases are approximately $0.6 million for the remaining three months in 2011, $17 million in 2012, $40 million in 2013, $43 million in 2014, $43 million in 2015 and $349 million thereafter.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of September 30, 2011, we were in compliance with these covenants.  If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $35.2 million at September 30, 2011.  The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash and short-term investments, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  As of September 30, 2011, we were subject to a 25% holdback as we met the operating income financial trigger with our primary credit card processing arrangement.  No amounts were subject to this holdback at December 31, 2010.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers.  Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Pension and Postemployment Benefit Plan Funding

We contributed $7.6 million and $12.9 million to our defined benefit and other postretirement plans during the three and nine months ended September 30, 2011, respectively, satisfying our minimum 2011 plan year contributions.  Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2011 are summarized in the following table:

Contractual Obligations	Total	Three months remaining in 2011	2012-2013	2014-2015	2016 and Thereafter
	(in thousands)

Debt and capital lease obligations (1)	$545,068	$14,926	$170,308	$83,433	$276,401
Operating leases—aircraft and related equipment (2)	552,539	16,920	155,242	138,604	241,773
Operating leases—non-aircraft	49,252	815	7,802	10,388	30,247
Purchase commitments - Capital (3)	1,835,339	70,118	561,636	400,720	802,865
Purchase commitments - Operating (4)	297,487	5,373	42,612	40,670	208,832
Projected employee benefit contributions (5)	23,309	—	23,309	—	—
Total contractual obligations	$3,302,994	$108,152	$960,909	$673,815	$1,560,118

(1)     Amounts represent contractual amounts due, including interest.  Interest on variable rate debt was estimated using rates in effect as of September 30, 2011.

(2)     Amounts reflect leases for three Airbus A330-200 aircraft, nine Boeing 767 aircraft and aircraft-related equipment as of September 30, 2011.

(3)     Amounts include our firm aircraft orders consisting of twelve wide-body Airbus A330-200 aircraft (one aircraft we have taken delivery of subsequent to September 30, 2011), six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020.  We have also received committed financing for six of these upcoming deliveries, including the aircraft that we took delivery of subsequent to September 30, 2011, of $67 million in the three months remaining in 2011, $223 million in 2012 and $180 million in 2013.

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

(5)     Amount includes our estimated contributions to our pension plans based on actuarially determined estimates and our pilot’s disability plan.  Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation.  We are currently unable to estimate the projected contributions beyond 2013.

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

Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of our deferred tax assets will not be realized.  The ultimate realization of our deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible.  We reversed our tax valuation allowance in 2010 because our projections of future taxable income were sufficient to support recognition of our deferred tax assets.  We continue to believe our projections of future taxable income support the realizability of our deferred tax assets even though we recognized a net operating loss for the nine months ended September 30, 2011.  The net operating loss recognized for the nine months ended September 30, 2011 was primarily due to non-recurring and non-cash lease termination charges that do not impact our ability to generate future taxable income.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 34.4% and 30.9% of our operating expenses for the three and nine months ended September 30, 2011.  Based on gallons expected to be consumed in 2011, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $1.6 million.

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

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of September 30, 2011, the fair value of these fuel derivative agreements reflected a net liability of $4.5 million which is reflected in other accrued liabilities in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of October 13, 2011 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Strike Price		Percentage of Projected Fuel Requirements Hedged	Fuel Barrels Hedged

Fourth Quarter 2011
Heating Oil	(in gallons)
Call Options	$2.93		6%	61,000
Collars	Cap	Floor
	$3.08	$2.76	6%	63,000
Crude Oil	(in barrels)
Call Options	$105.94		40%	392,000
Collars	Cap	Floor
	$83.99	$73.02	4%	40,000
Total			56%	556,000

First Quarter 2012
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.08	$2.72	15%	150,000
Crude Oil	(in barrels)
Call Options	$113.53		23%	236,000
Collars	Cap	Floor
	$80.38	68.65	5%	48,000
Total			43%	434,000

Second Quarter 2012
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.03	$2.64	14%	164,000
Crude Oil	(in barrels)
Call Options	$114.93		9%	103,000
Collars	Cap	Floor
	$81.58	$68.78	4%	48,000
Total			27%	315,000

Third Quarter 2012
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.05	$2.66	11%	138,000
Crude Oil	(in barrels)
Call Options	$112.56		1%	7,000
Collars	Cap	Floor
	$78.19	$65.76	2%	28,000
Total			14%	173,000

Fourth Quarter 2012
Heating Oil	(in gallons)
Collars	Cap	Floor
	$3.05	$2.64	3%	41,000

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

At September 30, 2011, we had $80.3 million of variable-rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.2309%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable rate debt as of September 30, 2011, a change in interest rates would not have a material impact on our results of operations because the level of our variable rate interest-bearing cash deposits approximates the level of our variable-rate liabilities.  Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

At September 30, 2011, we had $321.3 million of fixed rate debt including the Convertible Notes and Aircraft Facility Agreements.  Market risk for fixed rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.3 million as of September 30, 2011.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the third quarter ended September 30, 2011 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                            RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item IA., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 other than as set forth in our Form 10-Q for the quarter ended June 30, 2011.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                     OTHER INFORMATION.

On October 14, 2011, Hawaiian Airlines, Inc. (“Hawaiian”), a Delaware corporation and wholly-owned subsidiary of Hawaiian Holdings, Inc. (the “Registrant”), entered into sale and leaseback transactions (the “Transactions”) with Wilmington Trust Company, not in its individual capacity, but solely as owner trustee (“Owner Trustee”) for the benefit of HKAC Leasing Limited, a private Irish limited company (“Owner Participant”), and Owner Participant, pursuant to which Hawaiian has agreed to assign to Owner Trustee Hawaiian’s right to purchase three Airbus A330-200 aircraft including two Rolls-Royce Model Trent 772B-60 engines which are slated to be delivered to Hawaiian in second quarter 2012 and the first half of 2013 (the “Assigned Aircraft”), and Owner Trustee has agreed to lease to Hawaiian the Assigned Aircraft at delivery.

The Registrant previously announced, in February 2008, the execution of an agreement with Airbus S.A.S. (and amendments to such agreement have subsequently been disclosed) for, among other things, the purchase of  a number of aircraft, including the Assigned Aircraft (the “Airbus Purchase Agreement”).

Under the terms of the Transactions, Hawaiian, Owner Trustee and Owner Participant have entered into a purchase agreement with respect to each Assigned Aircraft, pursuant to which Owner Trustee will purchase the Assigned Aircraft directly from Airbus S.A.S. under the Airbus Purchase Agreement pursuant to a purchase agreement assignment between Hawaiian and Owner Trustee and consented to by Airbus S.A.S.  Hawaiian, Owner Trustee and Owner Participant have also concurrently entered into separate lease agreements with respect to each Assigned Aircraft pursuant to which immediately following the consummation of the purchase of each Assigned Aircraft, Owner Trustee will lease such Assigned Aircraft to Hawaiian.  The initial lease term for each of the Assigned Aircraft is twelve years commencing on the date the applicable Assigned Aircraft is delivered to Owner Trustee pursuant to the Airbus Purchase Agreement.  Hawaiian has the option to extend the term of each lease for up to an additional twenty four months.  Rent under each lease is payable monthly in advance at a fixed rate to be determined on our about the delivery date for each Assigned Aircraft.  The leases also obligate Hawaiian, under certain circumstances, to make monthly maintenance reserve deposits to Owner Trustee.  The obligations of the Owner Trustee and the Owner Participant under the transaction documents are guaranteed by HNA Group (Hong Kong) Co., Limited, a limited liability company incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China.

ITEM 6.                                                     EXHIBITS.

Exhibit No.	Description
12	Computation of ratio of earning to fixed charges for the three and nine months ended September 30, 2011, and 2010.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

October 19, 2011	By	/s/ Peter R. Ingram
Peter R. Ingram
Executive Vice President, Chief Financial Officer and Treasurer