Form 10-Q/A
period 2011-06-30
HAWAIIAN HOLDINGS  INC
filed 2011-12-14
CIK 1172222

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

HAWAIIAN HOLDINGS, INC.

FORM 10-Q/A

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”) for the purpose of re-filing Exhibits 10.3, 10.5 and 10.6 to the Form 10-Q. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.3, 10.5 and 10.6 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibits 10.3, 10.5 and 10.6. Except for the changes to Exhibits 10.3, 10.5 and 10.6, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

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

HAWAIIAN HOLDINGS, INC.

December 14, 2011	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President and Chief Financial Officer