Form 10-K
period 2011-12-31
HAWAIIAN HOLDINGS  INC
filed 2012-02-09
CIK 1172222

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $289 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter.

          As of January 31, 2012, 50,729,573 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 24, 2012 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company's debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to commissions and selling expenses; statements related to potential route expansion; statements related to aircraft and passenger servicing; statements related to service expansion and related operating expenses; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

 PART I

ITEM 1.    BUSINESS.

Overview

        Hawaiian Holdings, Inc. (the "Company," "Holdings," "we," "us" and "our") is a holding company incorporated in the State of Delaware. The Company's primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and the Company's direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005.

        Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian also operates various charter flights. Hawaiian is the largest airline headquartered in Hawaii and the twelfth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2011, latest data available. At December 31, 2011, Hawaiian's fleet consisted of sixteen Boeing 717-200 aircraft for its Neighbor Island routes and sixteen Boeing 767-300 aircraft and five Airbus A330-200 aircraft for its North America, International and charter routes.

Flight Operations

        Our flight operations are based in Honolulu, Hawaii. At the end of 2011, we operated approximately 187 scheduled flights per day with:

  •
  Daily service on our North America routes between Hawaii and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon and Seattle, Washington;

  •
  Daily service on our Neighbor Island routes among the four major islands of the State of Hawaii;

  •
  Scheduled service on our International routes between Hawaii and Pago Pago, American Samoa; Papeete, Tahiti; Sydney, Australia; Manila, Philippines; Tokyo and Osaka, Japan and Seoul, South Korea; and

  •
  Other ad hoc charters.

Fuel

        Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian's aircraft fuel consumption and cost, including the impact of Hawaiian's fuel hedging program under Accounting Standard Codification (ASC) 815, "Accounting for Derivative Instruments and Hedging Activities" (ASC 815).

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2011	164,002	$513,284	$3.13	31.5%
2010	140,995	$322,999	$2.29	26.5%
2009	137,589	$243,909	$1.77	22.7%

        As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. Approximately 64% of our fuel is based on Singapore jet fuel prices, 33% is based on U.S. West Coast jet fuel prices and 3% on other jet fuel prices. We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through the execution of a hedging strategy. To manage economic risks associated with fluctuations in aircraft fuel prices, we periodically enter into derivative financial instruments such as heating oil and WTI and Brent crude oil caps/call options and collars. During 2011, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value. As such, $6.9 million in net losses from our fuel hedging activities during 2011 were not recorded as an increase to aircraft fuel expense in operating activities, but rather as a nonoperating expense.

        Additional information regarding our fuel program and hedging position is included in Item 7A—"Quantitative and Qualitative Disclosures about Market Risk" and in Note 4 to the consolidated financial statements.

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

Marketing and Ticket Distribution

        In an effort to lower our distribution costs and reduce our reliance on travel agencies, we continued to pursue e-commerce initiatives during 2011. Since 2003, we have substantially increased the use of our website, www.HawaiianAirlines.com, as a distribution channel. In addition, we provide internet check-in and self-service kiosks to improve the customer check-in process. Our website offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

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

        HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being for free air travel on Hawaiian. Travel awards range from a 7,500 mile award, which is redeemable for a SuperSaver one-way neighbor island flight, to a 210,000 mile award, which is redeemable for a anytime one-way first class travel between the mainland U.S. and Sydney, Australia; Manila, Philippines; Tokyo and Osaka, Japan; and Seoul, South Korea.

        Effective September 1, 2009, frequent flyer miles in HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. Prior to this change, frequent flyer miles automatically expired after thirty-six months of inactivity in the HawaiianMiles member's account.

        The number of free travel awards used for travel on Hawaiian was approximately 492,000 and 485,000 in 2011 and 2010, respectively. The amount of free travel awards as a percentage of total revenue passengers equaled approximately 5.7% and 6.0% in 2011 and 2010, respectively. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.

Code-Sharing and Other Alliances

        We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-sharing on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

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

        Our marketing alliances with other airlines as of December 31, 2011 were as follows:

	HawaiianMiles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share— Hawaiian Flight # on Flights Operated by Other Airline	Code-share— Other Airline Flight # on Flights Operated by Hawaiian
American Airlines (American)	No	Yes	No	Yes
American Eagle	No	Yes	Yes	No
Continental Airlines (Continental)	No	No	Yes	Yes
Delta Air Lines (Delta)	Yes	Yes	No	Yes
Island Air	Yes	No	Yes	No
Korean Air	Yes	Yes	Yes	Yes
United Airlines (United)	No	Yes	No	Yes
US Airways	No	Yes	No	Yes
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	No	No	No	Yes
Virgin Blue	No	Yes	No	No

        In January 2012, we implemented code-sharing and frequent flyer agreements with All Nippon Airways (ANA). Also, in January 2012 we entered into various commercial agreements with JetBlue that provide for interline connections and in the future encompass code-sharing and a reciprocal frequent flyer partnership.

        Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Competition

        The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

  •
  Price;

  •
  Flight frequency and schedule;

  •
  On-time performance and reliability;

  •
  Name recognition;

  •
  Marketing affiliations;

  •
  Frequent flyer benefits;

  •
  Customer service;

  •
  Aircraft type; and

  •
  In-flight services.

        North America—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines, American, United Continental, Delta and US Airways. Various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements.

        International—Currently, we are the only provider of nonstop service between Honolulu and each of Pago Pago, American Samoa and Papeete, Tahiti. We also operate roundtrip flights between Honolulu and Sydney, Australia, competing directly with Qantas Airways and its low-cost affiliate Jetstar, and between Honolulu and Manila, Philippines, competing directly with Philippine Airlines. In addition, we operate roundtrip flights between Honolulu and Tokyo's Haneda International Airport competing directly with Japan Airlines and All Nippon Airways and with Delta, United, and China Airlines which operates from Narita, Japan. In July 2011, we launched roundtrip service between Honolulu and Osaka's Kansai International Airport competing directly with Japan Airlines and Delta. In January 2011, we launched roundtrip service between Honolulu and Seoul's Incheon International Airport competing directly with Korean Airlines and Asiana Airlines.

        Neighbor Island—Neighbor Island routes are served by several carriers including Island Air, Mesa Air Group (through its go!Mokulele joint venture), Pacific Wings and a number of "air taxi" companies. In October 2009, Mesa and Mokulele Airlines announced a joint venture to provide neighbor island service under the go!Mokulele brand name that includes flights between Honolulu and Kahului, Lihue, Hilo and Kona. In January 2012, we operated approximately 150 daily Neighbor Island flights.

Employees

        As of December 31, 2011, Hawaiian had 4,314 active employees compared to 4,023 active employees as of December 31, 2010. Wages and benefits expense represented approximately 19.7% and 24.4% of our total operating expenses in 2011 and 2010, respectively. As of December 31, 2011, approximately 86.9% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	526	September 15, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,237	April 1, 2011
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM)	631	April 20, 2014
Customer service representatives	IAM	1,321	January 1, 2014
Flight dispatch personnel	Transport Workers Union (TWU)	32	November 1, 2013

(*)
Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

(**)
Contract negotiations are ongoing with the AFA as of December 31, 2011.

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

Customers

        Our business is not dependent upon any single customer; or a few customers; the loss of any one would not have a material adverse effect on our business.

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

Industry Regulations

        We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. Both certificates may be altered, amended, modified, suspended or revoked by the DOT/FAA for our failure to comply with the terms and conditions of a certificate. Such action may only be taken after notice and an opportunity for comment is provided, except in emergency situations where such actions may be immediately effective. The DOT has jurisdiction over international routes and international fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls. In April 2011, the Department of Transportation announced new airline passenger protection rules requiring airlines to reimburse passengers for fees for lost baggage, provide greater compensation for involuntarily bumped passengers, expand the current ban on lengthy tarmac delays, allow passengers the option to change or cancel a reservation within 24 hours if the ticket is purchased at least a week in advance of departure and the disclosure of government taxes and certain fees in advertised fares. These new rules build on the passenger protections issued in December 2009. While rules on the tarmac delays and compensation for involuntarily bumped passengers were effective as of August 2011, all other new rules became effective in January 2012. In December 2011, the FAA approved changes to pilots' current flight schedules including the number of flight hours and scheduled duty time allowed as well as mandating minimum off duty hours and rest breaks. These recently approved rules will not be effective until the end of 2013. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

Maintenance Directives

        The FAA approves all airline maintenance programs, including modifications to the programs. In addition, the FAA licenses the repair stations and mechanics that perform inspections, repairs and overhauls, as well as the inspectors who monitor the work.

        The FAA frequently issues airworthiness directives, often in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment types to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, wiring requirement for aging aircraft, fuel tank flammability, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement and increased inspection requirements. We cannot predict what new airworthiness directives will be issued and what new regulations will be adopted, or how our business will be affected by any such directives or regulations. We expect that we may incur expenses to comply with new airworthiness directives and regulations.

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

        The EPA is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization. Our aircraft comply with the existing EPA standards as applicable by engine design date. Concern about climate change and greenhouse gases may result in additional regulation of aircraft emissions in the U.S. and abroad. As a result, we may become subject to taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions, which could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Ongoing discussions between the United States and other nations were advanced following the United Nations Climate Change Conference of 2011 held in Durban, South Africa, which led to the decision by all parties to adopt a universal legal agreement on climate change no later than 2015.

        Cap and trade restrictions have also been proposed in Congress. In addition, other legislative or regulatory action to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. At this time, we cannot predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate flights. Under these systems, certain credits may be available to reduce the costs of permits in order to mitigate the impact of such regulations on consumers, but we cannot predict whether we or the airline industry in general will have access to offsets or credits. We are monitoring and evaluating the potential impact of such legislative and regulatory developments. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.

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

Taxes

        The airline industry is subject to various passenger ticket, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel), while certain other of these taxes are pass-through taxes (e.g., excise taxes on air transportation of passengers and cargo). A long-term reauthorization of The Federal Aviation Act has again been enacted by Congress through September 30, 2015. Taxes authorized by that Act have been extended to that date. Congress may, in the course of approving a reauthorization of The Federal Aviation Act or further extensions of the Act, restructure the taxes and fees that airlines, passengers and aircraft owners pay in order to operate the United States aviation system. In addition, Congress may consider how to upgrade the air traffic control system and how to attempt to reduce costly delays, which may require additional fees from all users of the air traffic control system and may allow airports to increase their passenger facility charges (PFCs) from $4.50 per boarding to a higher figure. We cannot predict what future actions Congress may take in response to the proposal or whether any such actions by Congress, or any similar activity by the State of Hawaii, will have a material effect on our costs or revenue.

Civil Reserve Air Fleet Program

        The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program whereby in 2011 we agreed to make up to five of our Boeing 767 aircraft and in 2012 up to six of our aircraft (four Boeing 767 and two Airbus A330 aircraft) available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that lets the U.S. Department of Defense U.S. Transportation Command call on as many as six contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities in 2012.

        A Stage 1 mobilization of the CRAF program is the lowest activation level and would require us to make one passenger aircraft available. Under the requirements of a Stage 2 mobilization, additional passenger aircraft would be required (two Boeing 767 aircraft in 2012). The remaining aircraft subject to the CRAF program would be mobilized under a Stage 3 mobilization, which for us in 2012 would involve a total of four Boeing 767 and two Airbus A330 aircraft. While the government would reimburse us for the use of these aircraft, the mobilization of aircraft under the CRAF program could have a significant adverse impact on our results of operations. None of our aircraft are presently mobilized under this program.

Other Regulations

        The State of Hawaii is uniquely dependent upon air transportation. The 2008 shutdowns of air carriers Aloha Airlines and ATA Airlines affected the State of Hawaii, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii neighbor island air carriers, provided that federal legislation is enacted to permit its implementation. Congress has not enacted any legislation that would allow this legislation to go into effect. Additionally, several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. Federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and the other airlines. There is increased focus on consumer protection both on the federal and state level. We cannot predict the cost of such requirements on our operations.

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

Available Information

        General information about us, including the charters for the committees of our Board of Directors, can be found at http://www.hawaiianair.com/about/. Our Board of Directors has adopted a code of ethics entitled "Code of Business Ethics and Conduct" that applies to all of our employees, officers and directors. Our code of ethics can be found at http://www.hawaiianair.com/about/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

ITEM 1A.    RISK FACTORS.

        In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:

Risks Relating to our Business

Our business is affected by global economic volatility.

        Our business and results of operations are significantly impacted by the general world-wide economic conditions. Demand for discretionary purchases in general, and air travel and vacations to Hawaii in particular, remains unpredictable. A deterioration in demand may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, either of which could negatively affect our revenue and liquidity and have a negative effect on our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

        In addition, significant negative or volatile changes in exchange rates between the U.S. dollar and other currencies may have a material adverse impact upon the Company's liquidity, revenues, costs and operating results.

        In addition to its effect on demand for our services, the global economic recession and bank crises in recent years severely disrupted the global capital markets, resulting in a diminished availability of financing. If economic conditions again worsen and experience further disruptions, we may be unable to obtain financing on acceptable terms, or at all, to refinance maturing debt and to satisfy future capital commitments.

Our business is highly dependent on the price and availability of fuel.

        Fuel costs represented 31.5%, 26.5%, and 22.7% of Hawaiian's operating expenses for the years ended December 31, 2011, 2010 and 2009, respectively. The cost of jet fuel has been increasing and remains volatile. Approximately 64% of our fuel is based on Singapore jet fuel prices, 33% is based on U.S. West Coast jet fuel prices and 3% on other jet fuel prices. As of December 31, 2011, Singapore jet fuel prices were $3.05 and U.S West Coast jet fuel prices were $2.97, compared to an average of $2.15 and $2.22, respectively, during 2010. Based on gallons expected to be consumed in 2012, for every one cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense increases or decreases by approximately $2.0 million. Prices and availability of jet fuel are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability and crude oil production, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. For example, political turmoil and real or perceived threats of military conflict in northern Africa, or the Middle East, may significantly increase the price we pay for jet fuel in the future. Further increases in jet fuel prices or disruptions in fuel supplies, whether as a result of political instability in major fuel exporting countries, natural disasters or otherwise, could have a material adverse effect on our results of operations, financial position or liquidity.

        From time to time, we enter into hedging agreements to protect against rising fuel costs. If fuel prices fall significantly below the levels at the time we enter into hedging contracts, we may be required to post a significant amount of collateral, which could have an impact on the level of our unrestricted cash and cash equivalents.

We operate in an extremely competitive environment.

        The domestic airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our Neighbor Island, North America and International routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors are larger and have greater financial resources and name recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets.

        In recent years, many of our competitors have dramatically reduced operating costs through a combination of operational restructuring, business simplification and vendor and labor negotiations. Several airlines, including United and US Airways were able to reduce labor costs, restructure debt and lease agreements, and implement other financial improvements through the bankruptcy process. During 2011, American Airlines filed for Chapter 11 bankruptcy and it is in the process of reorganizing its operations to reduce its costs. Other carriers, including Continental, have also reduced operating costs outside of the bankruptcy process. In addition, certain of our competitors have merged to create larger and more-financially sound airlines including Delta (through its merger with Northwest Airlines) and United (through its merger with Continental). Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and their operating structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these other airlines.

        Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets, including low-cost carrier (LCC) competition. Allegiant, a low-cost carrier, has announced that it acquired Boeing 757 aircraft expressly for the purpose of expanding its operations to Hawaii with service expected to be initiated in 2012. In addition, Southwest Airlines has announced that it would consider adding service to Hawaii after ordering Boeing 737-800 aircraft expected to be delivered in 2012 that are suitable for the mission. Furthermore, a more fundamental and immediate consequence for us of potential competition of LCCs is the response from full service network carriers, which have met the competition from LCCs in their markets by significantly reducing costs and adjusting their route networks to divert resources to long-haul markets such as Hawaii, where LCC competition has been less severe. The result is that the network carriers have at the same time reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Our business is affected by the competitive advantages held by network carriers in the North America market.

        In the North America market, most of our competition comes from network carriers such as Alaska, American, Delta, United and US Airways. Network carriers have a number of competitive advantages relative to us that may enable them to obtain higher fares or attract higher customer traffic levels than us:

  •
  Network carriers generate passenger traffic from throughout the U.S. mainland. In contrast, we lack a comparable network to feed passengers to our North America flights and are, therefore, more reliant on passenger demand in the specific cities we serve.

  •
  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. For example, United flows sufficient passenger traffic throughout the U.S. mainland to the Hawaiian Islands, giving San Francisco residents wishing to travel to Hawaii approximately eight flights a day depending on the time of year, with nonstop flight choices on United to Oahu, Maui, Kauai and the Big Island, while we, without feed traffic, offer only one flight per day from San Francisco to Honolulu, Oahu. In contrast, Honolulu, the primary hub of our operations, does not originate a large proportion of North America travel, nor does it have the population or potential customer franchise of a city such as Chicago or Dallas necessary to provide us with a built-in market. Passengers in the North America market, for the most part, do not originate in Honolulu, but rather on the U.S. mainland, making Honolulu primarily a destination rather than origin of passenger traffic.

The Neighbor Island market has recently experienced decreasing demand.

        The demand for Neighbor Island service has reduced in recent years as other airlines have increased direct service from the mainland to the neighbor islands, obviating the need for Neighbor Island transfers. In addition, the occurrence of a natural disaster, such as an earthquake or tsunami, could also reduce the demand for Neighbor Island service. A further decline in the level of Neighbor Island passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is highly dependent on tourism, and our financial results could suffer if there is a downturn in tourism levels.

        Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and among the Hawaiian Islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii's main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems, such as strikes, have had a negative impact on tourism in Hawaii. The occurrence of natural disasters, such as earthquakes and tsunamis, in Hawaii or other parts of the world, could also have a material adverse effect on Hawaii tourism. In addition, the potential or actual occurrence of terrorist attacks, wars such as those in Afghanistan and Iraq, and the threat of other negative world events have had, and may in the future again have, a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is subject to substantial seasonal and cyclical volatility.

        Our profitability and liquidity are sensitive to seasonal volatility primarily because of leisure and holiday travel patterns. As Hawaii is a popular vacation destination, demand is typically stronger during June, July, August and December and considerably weaker at other times of the year. Our results of operations generally reflect this seasonality, but are also affected by numerous other factors that are not necessarily seasonal. These factors include the extent and nature of fare changes and competition from other airlines, changing levels of operations, national and international events, fuel prices and general economic conditions, including inflation. Because a substantial portion of both personal and business airline travel is discretionary, the industry tends to experience adverse financial results during periods of economic downturn. The United States experienced a general economic deterioration from 2008 before recovering modestly. Tourism arrivals to Hawaii from the states served by Hawaiian showed positive signs of recovery, but remain below levels achieved prior to the economic decline.

The concentration of our business in Hawaii, and between Hawaii and the western United States, provides little diversification of our revenue.

        Most of our revenue is generated from air transportation between the islands of Hawaii and the western United States, or within the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on the North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawaii, or to Hawaii from the western United States or the U.S. mainland in general, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse impact on our financial results.

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

Our share price has been subject to extreme fluctuations, and stockholders could have difficulty trading shares.

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

The issuance of common stock upon conversion of convertible notes could cause dilution to the interests of our existing stockholders.

        As of December 31, 2011, we had $86.25 million aggregate principal amount of convertible notes outstanding. Upon conversion, we will have the right, at our election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. Holders may convert their convertible notes at their option at any time prior to November 15, 2015, if specific conditions are met. Holders may require us to repurchase all or a portion of the convertible notes upon a fundamental change, primarily a change in control or a termination of trading, at a cash repurchase price equal to 100% of the principal amount of the convertible notes plus accrued and unpaid interest. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders. In addition, if we elect to pay the repurchase price in cash, our liquidity could be adversely affected. See Note 6 to the consolidated financial statements for additional information related to these convertible notes.

We are increasingly dependent on technology to operate our business.

        We depend heavily on computer systems and technology to operate our business, including flight operations systems, communications systems, airport systems, reservations systems and commercial websites, including www.hawaiianair.com. Any substantial or repeated failures of our computer, website or communications systems could negatively affect our customer service, compromise the security of customer information, result in the loss of important data, loss of revenue, and increased costs, and generally harm our business. Like other companies, our computer and communications systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power, software or equipment failures, terrorist attacks, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems.

If we do not maintain the privacy and security of customer-related information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

        We receive, retain, and transmit certain personal information about our customers. In addition, our online operations at www.hawaiianair.com depend on the secure transmission of confidential information over public networks, including credit card information. A compromise of our security systems or those of other business partners that results in our customers' personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, as well as our operations, results of operations, financial position and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to the security of information systems and could result in a disruption of our operations.

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

        We have engaged an increasing number of third-party service providers to perform a number of functions that are integral to our business. These services include aircraft maintenance and parts, code-sharing, reservations, computer services, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, distribution and sale of airline seat inventory, among other vital functions and services. The failure of any of our third-party service providers to adequately perform our service obligations, or other interruptions of services, may reduce our revenues and increase expenses or prevent us from operating our flights and providing other services to our customers. In addition, our business and financial performance could be materially harmed if our customers believe that our services are unreliable or unsatisfactory.

  •
  Aircraft maintenance and parts agreements.  We have aircraft maintenance and parts agreements with Delta Tech Ops, Air New Zealand Engineering Services, the Pratt & Whitney division of United Technologies Corporation, Rolls Royce, Honeywell and others to provide maintenance services and parts for our aircraft, engines, and equipment. If one or more of our maintenance or parts providers terminate their respective agreements, we would have to seek alternative sources of maintenance service or parts or undertake the maintenance of these aircraft or components ourselves. We cannot assure you that we would be able to do so without interruption to our business or on a basis that is as cost-effective as our current maintenance arrangements.

  •
  Code-sharing agreements.  We have code-sharing and frequent flyer agreements with several other airlines. Although these agreements increase our ability to be more competitive, they also increase our reliance on third parties.

  •
  Fuel agreements.  We have a jet fuel sale and purchase contract to provide us with a substantial amount of jet fuel, which we anticipate will be sufficient to meet all of our jet fuel needs for flights originating in Honolulu. If the fuel provider terminates its agreement with us, we would have to seek an alternative source of jet fuel. We cannot assure you that we would be able to do so on a basis that is as cost-effective as our current arrangement. We have agreements with vendors at all airports we serve to provide us with fuel. Should any of these vendors cease to provide service to us for whatever reason, our operations could be adversely affected.

  •
  Outsourcing agreements.  We have entered into agreements with a third-party contractor in India to provide certain accounting and information technology services as well as third-party contractors in the Philippines to provide reservation call center functions. Our agreements may materially fail to meet our service level and performance standards and commitments to our customers. Any failure of these providers to adequately perform their service obligations, or other unexpected interruptions of services, may reduce our revenue and increase our expenses, or prevent us from operating our flights profitably and providing other services to our customers. In addition, our business and financial performance could be materially harmed if our customers believe that our services are unreliable or unsatisfactory. In addition, to the extent we are unable to maintain the outsourcing or subcontracting of certain services for our business, we would incur substantial costs, including costs associated with hiring new employees, in order to return these services in-house.

  •
  Information Technology agreements.  We have agreements in place with a number of vendors—including Sabre Holdings, ITA Software, TCS, IBM, EMC, and Oracle Corporation—to provide technology products and services that support various aspects of our business. If one or more of these vendors were to terminate these agreements, we would have to seek alternative partners. This transition could be lengthy, expensive, and may affect our operations adversely.

  •
  Global distribution systems, travel agency and wholesale agreements.  In 2011, passenger ticket sales from travel agencies and wholesalers constituted approximately 35% of our total operating revenue. Travel agents and wholesalers generally have a choice between one or more airlines when booking a customer's flight. Accordingly, any effort by travel agencies or wholesalers to favor another airline or to disfavor us could adversely affect our revenue. Although we intend to maintain favorable relations with travel agencies and wholesalers, there can be no assurance that they will continue to do business with us. The loss of any one or several travel agencies or wholesalers may have an adverse effect on operations. Also, travel agencies and wholesalers book flight reservations via third-party global distribution systems (GDSs). Any conflict or disruption between Hawaiian and a GDS may cause our flight information to be limited or unavailable for display, significantly increase fees, and impair our relationship with our travel agents and wholesalers.

We are dependent on satisfactory labor relations.

        Labor costs are a significant component of airline expenses and can substantially impact an airline's results. Labor and related benefit costs represented approximately 19.7%, 24.4% and 25.3% of our operating expenses for the years ended December 31, 2011, 2010, and 2009, respectively. We may experience pressure to increase wages and benefits for our employees in the future. We may make strategic and operational decisions that require the consent of one or more of our labor unions. We cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. The agreement with our flight attendant group has been amendable since April 1, 2011 and contract negotiations are ongoing. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

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

        We have a significant amount of debt. Our total debt at December 31, 2011 was $461.5 million. Our substantial debt obligations may adversely affect our ability to incur additional debt in the future on acceptable terms or at all, which we may need to fund working capital, capital expenditures, acquisitions or other purposes. In addition, if our financial leverage increases materially, the related risks that we now face will intensify. Our substantial debt balance as well as the related financial covenants:

  •
  makes us more vulnerable to general adverse economic and industry conditions;

  •
  requires us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

  •
  increases the volatility of the price of our common stock;

  •
  limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  limits, along with the financial and other restrictive covenants in the agreements governing our debt, our ability to borrow additional funds; and

  •
  places us at a competitive disadvantage compared to other competitors with less debt than we have.

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

        Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we intend to obtain additional debt financing for our upcoming aircraft deliveries. Additionally, we will face specific funding challenges upon the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft in 2013 and with respect to our obligation under a purchase agreement with Airbus to acquire wide-body A330-200 aircraft and A350XWB (Extra Wide Body) -800 aircraft. Credit market conditions remained unsettled from 2008, affecting the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonably terms, our financial condition will be adversely affected.

        See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our liquidity.

Our agreement to purchase Airbus A330-200 and A350XWB-800 aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the change from our current Boeing 767-300 fleet.

        We currently have an agreement with Airbus to purchase sixteen A330-200 aircraft for delivery between 2012 and 2015 and six A350XWB-800 aircraft for delivery beginning in 2017, along with three purchase rights for additional A330-200 aircraft and six purchase rights for additional A350XWB-800 aircraft. We also have lease agreements for four additional A330-200 aircraft, three aircraft that were delivered in 2010 and one upcoming delivery in 2012. We have made substantial pre-delivery payments for the purchased aircraft and are required to continue these pre-delivery payments as well as payments for the balance of the purchase price through delivery of each of the aircraft.

        These commitments substantially increase our future capital spending requirements and may require us to substantially increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms, or at all.

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

        The success of our business depends on, among other things, the ability to operate a certain number and type of aircraft, including the introduction of the Airbus aircraft. If for any reason we are unable to secure deliveries of the Airbus aircraft on contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, then our business, operations and financial performance could be negatively impacted. Our failure to integrate the Airbus aircraft into our fleet as planned might require us to seek extensions of the terms for certain of our leased aircraft. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance and other costs.

Certain of our financing agreements and our credit card processing agreements include covenants that impose substantial restrictions on our financial and business operations.

        The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, in the case of Hawaiian, pay dividends or make distributions to our parent company and repurchase stock. These agreements also require us to meet certain financial covenants. If we breach any of these covenants, it could result in a default under these facilities, which could cause our outstanding obligations under these facilities to accelerate and become due and payable immediately, and could also cause us to default under our other debt or lease obligations and lead to an acceleration of the obligations related to our other debt or lease obligations. The existence of such a default could also preclude us from borrowing funds under our credit facilities. Our ability to comply with the provisions of financing agreements can be affected by events beyond our control and a default under any such financing agreements if not cured or waived, could have a material adverse impact on us. In the event our debt is accelerated, we may not have sufficient liquidity to repay these obligations or to refinance our debt obligations, resulting in a material adverse impact on us.

        Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $30.9 million at December 31, 2011. The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based on, among other things, the amount of unrestricted cash, the level of debt service coverage and operating income measured quarterly on a trailing 12-month basis. As of December 31, 2011, we were subject to a 25% holdback as we met the operating income financial trigger with our primary credit card processing arrangement. No amounts were subject to this holdback at December 31, 2010. Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific financial triggers. Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in restricted cash, it could also cause a violation under our other debt or lease obligations and have a material adverse impact on us.

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

        We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots became frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $193.7 million as of December 31, 2011. We made contributions of $12.9 million and $37.9 million for 2011 and 2010, respectively, and anticipate a minimum required funding of $10.2 million to the defined benefit pension and disability plans during 2012. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as asset returns, interest rates and changes in pension laws.

Airline bankruptcy restructuring, strategic combinations or industry consolidation could have an impact on our competitive environment in ways yet to be determined.

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

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawaii as a result of the State's modernization plan.

        The State of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase proportionately more than the costs related to our North America and International operations because of phased adjustments to the airport's funding mechanism, which will result in the cost changes having a proportionately higher impact on us than our competitors which do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

The State of Hawaii, which is uniquely dependent upon and affected by air transportation, now seeks to impose new laws and regulations on the airline industry that could have an adverse effect on our financial condition and results of operations.

        Hawaii is uniquely dependent upon and affected by air transportation. The bankruptcies and shutdowns of air carriers such as Aloha Airlines and ATA affected the State, and its legislature has responded by enacting legislation that reflects and attempts to address its concerns. House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii neighbor island air carriers, provided that federal legislation is enacted to permit its implementation. Among other things, this new law establishes an air carrier commission of five unpaid members, appointed by Hawaii's Governor, within the State Department of Transportation. The commission would examine and certify all neighbor island carriers and regulate fares, flight schedules, all property transfers and ownership transactions of certified carriers. Vetoed by the then Hawaii State Governor and subsequently overridden by the Hawaii State Legislature on July 8, 2008, this new law is subject to the enactment of federal legislation permitting its implementation. No such federal legislation has been initiated and cannot be predicted whether it will be initiated or adopted in the future.

        In June 2011, Senate Bill 754 was signed into law as Act 105, Session Laws of Hawaii 201. This law suspends certain exemptions from payment of Hawaii general excise and use taxes currently enjoyed by many businesses, including Hawaiian, for a period of two years from July 1, 2011 to June 30, 2013. This law could increase our State tax liability and result in a reduction in expected earnings.

Risks Relating to the Airline Industry

The airline industry is affected by many conditions that are beyond its control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

        Our business and the airline industry in general are impacted by conditions that are largely outside of our control, including among others:

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

        Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. In April 2011, the Department of Transportation announced new airline passenger protection rules that require airlines to reimburse passengers for fees for lost baggage, provide greater compensation for involuntarily bumped passengers, expand the current ban on lengthy tarmac delays, and disclose certain fees. These new rules, which are now in effect, build on the passenger protections issued in December 2009. In December 2011, the Federal Aviation Administration (FAA) approved changes to pilots' current flight schedules including the number of flight hours and scheduled duty time. These recently approved rules will not be effective until 2013. We expect to continue incurring expenses to comply with applicable regulations. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

        Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act and the Comprehensive Environmental Response, Compensation and Liability Act. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. We cannot predict the impact that future environment regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

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

        After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. Explicit authority to issue war-risk insurance has been extended to September 30, 2012. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate war risk insurances our business could be materially and adversely affected.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

Aircraft

        As of December 31, 2011, our total fleet consisted of sixteen Boeing 717-200 aircraft for our Neighbor Island routes and sixteen Boeing 767-300 and five Airbus 330-200 aircraft for our North America, International and charter routes. The following table summarizes our total fleet as of December 31, 2011:

Aircraft Type	Leased	Owned	Total	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
A330-200	3	2	5	294	1.05
767-300ER/EM	9	7	16	252-264	16.5
717-200	1	15	16	118-123	10.3

Total	13	24	37

        See Note 7 to the consolidated financial statements for additional information regarding our aircraft lease agreements.

        In November 2011, we amended our purchase agreement with Airbus, pursuant to which we exercised all remaining A330-200 aircraft purchase rights, acquired four additional A330-200 purchase rights, exercisable between calendar year 2011 and 2014, and immediately exercised one such additional purchase right for a total of five additional A330-200 aircraft scheduled for delivery between 2013 and 2015. At December 31, 2011, Hawaiian has (a) firm aircraft orders with Airbus for sixteen A330-200 aircraft for delivery between 2012 and 2015 and six A350XWB-800 aircraft for delivery between 2017 and 2020, and (b) purchase rights with respect to three additional A330-200 aircraft and six additional A350XWB-800 aircraft.

        In August 2011, we entered into an agreement with a third-party aircraft lessor for the sale and leaseback of three Airbus A330-200 aircraft with scheduled delivery dates in the second quarter of 2012 and the first half of 2013. These sale and leaseback transactions have initial lease terms of twelve years with the option to extend an additional twenty-four months.

        In June 2011, we entered into three separate eight-year lease agreements for an additional three Boeing 717-200 aircraft; one aircraft was delivered during the fourth quarter of 2011 and two aircraft were delivered in the first quarter of 2012. In addition, during 2011, we entered into a twelve-year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter of 2012.

        Our firm orders and executed lease agreements consist of the following deliveries:

	B717 Aircraft	A330-200 Aircraft			A350XWB- 800 Aircraft
Delivery Year	Leases	Leases	Firm Order		Firm Order	Total
2012	2	1	3	*	—	6
2013	—	—	5	*	—	5
2014	—	—	5		—	5
2015	—	—	3		—	3
2016	—	—	—		—	—
2017	—	—	—		2	2
2018	—	—	—		2	2
2019	—	—	—		1	1
2020	—	—	—		1	1

	2	1	16		6	25

(*)
Firm orders include three Airbus A330-200 aircraft for which we entered into an agreement with a third-party aircraft lessor for the sale and leaseback with delivery dates in the second quarter of 2012 and the first half of 2013. See further discussion in Note 11 to the consolidated financial statements.

        The Airbus aircraft deliveries will replace expiring leased Boeing 767-300ER aircraft and retiring Boeing 767-300 aircraft and provide for incremental growth opportunity for our fleet. During 2011, two leased Boeing 767-300ER aircraft were returned upon expiration of their leases. Six of the remaining nine Boeing 767-300ER leased aircraft are expected to be returned upon expiration of their respective leases through 2016.

Ground Facilities

        Our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at the Honolulu International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at the four major Neighbor Island airports owned by the State of Hawaii. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawaii to be common areas and thus are not exclusively controlled by us. Other facilities, including station managers' offices, Premier Club lounges and operations support space, are considered exclusive-use space by the State of Hawaii.

        We are party to signatory agreements with the Port of Portland and a facilities sharing agreement with the City of Phoenix for terminal space, and operating agreements with the Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento, the City of Oakland, Societe D'Equipment De Tahiti Et Des Iles (SETIL) for Faa'a International Airport in Papeete, Tahiti, Japan, Haneda International Airport in Tokyo, Japan, Kansai International Airport in Osaka, Japan, and Incheon International Airport in Seoul, South Korea. We are party to a License Agreement with Jet-Blue Airlines in San Diego, California and Phoenix, Arizona, for the use of ticket counter space and other operational areas. We are party to lease agreements with the Government of American Samoa in Pago Pago, and Sydney Airport Corporation, Limited, in Sydney, Australia. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California, Fairbanks International Airport in Alaska and the Guam International Airport in Guam.

        The table below sets forth the airport locations we utilize pursuant to various lease agreements as of December 31, 2011:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawaii
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Sydney Airport	Sydney	Australia
Ninoy Aquino International Airport	Manila	Philippines
Kansai International Airport	Osaka	Japan
Haneda International Airport	Tokyo	Japan
Incheon International Airport	Seoul	South Korea

        Our corporate headquarters are located in leased premises adjacent to the Honolulu International Airport. During February 2011, we renegotiated our corporate headquarters operating lease which expires in 2026.

ITEM 3.    LEGAL PROCEEDINGS.

        We are subject to legal proceedings arising in the normal course of our operations. We do not anticipate that the disposition of any currently pending proceeding will have a material effect on our operations, business or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the NASDAQ Stock Market, LLC (NASDAQ) under the symbol "HA." The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ for the periods indicated.

	High	Low
2011
First Quarter	$8.03	$5.99
Second Quarter	6.15	5.40
Third Quarter	5.95	3.78
Fourth Quarter	6.41	3.96
2010
First Quarter	$8.09	$5.94
Second Quarter	7.40	5.17
Third Quarter	6.10	4.81
Fourth Quarter	8.53	5.75

Holders

        There were 1,130 stockholders of record of our common stock as of January 30, 2012, which does not reflect those shares held beneficially or those shares held in "street" name. On January 30, 2012, the closing price reported on the NASDAQ for our common stock was $6.82 per share. Past price performance is not indicative of future price performance.

Dividends and Other Restrictions

        We paid no dividends in 2011 or 2010. Restrictions in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S". As of December 31, 2011, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

        The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2007 to December 31, 2011. The comparison assumes $100 was invested on December 31, 2007 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Hawaiian Holdings Common Stock	$100.00	$125.10	$137.25	$153.73	$113.73
S & P 500 Index	100.00	63.00	79.68	91.68	93.61
AMEX Airline Index(1)	100.00	70.73	98.54	137.08	94.58

(1)
As of December 31, 2011, the AMEX Airline Index consisted of Republic Airways Holding Inc., Hawaiian Holdings, Tam SA, Ryanair Holdings Ads, Gol—Linhas Aereas Inteligentes S.A., Alaska Air Group Inc., Lan Airlines SA, JetBlue Airways Corp, Delta Air Lines Inc., Copa Holdings SA, Skywest Inc., Southwest Airlines Co., Ual Corp, US Airways Group Inc., and AMR Corp.

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

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$1,650,459	$1,310,093	$1,183,306	$1,210,865	$982,555
Operating expenses(a)(b)	1,630,176	1,218,815	1,075,822	1,118,967	975,721
Operating income	20,283	91,278	107,484	91,898	6,834
Net income (loss)(c)(d)(e)	(2,649)	110,255	116,720	28,586	7,051
Net Income (Loss) Per Common Stock Share:
Basic	$(0.05)	$2.15	$2.26	$0.59	$0.15
Diluted	(0.05)	2.10	2.22	0.57	0.15
Weighted Average Number of Common Stock Shares Outstanding:
Basic	50,733	51,232	51,656	48,555	47,203
Diluted	50,733	52,482	52,504	50,527	47,460
Common Shares Outstanding at End of Year(h)	50,730	50,221	51,479	51,517	47,241
Balance Sheet Items:
Total assets	$1,487,529	$1,117,499	$1,028,886	$929,134	$823,399
Property and equipment, net	729,127	418,120	318,884	315,469	270,734
Long-term debt and capital lease obligations, excluding current maturities(f)	424,436	171,884	190,335	232,218	215,926
Shareholders' equity(g)	222,876	277,869	176,089	53,313	133,339

(a)
During 2008, we recorded a $52.5 million litigation settlement for which we received payment from Mesa in May 2008.

(b)
During 2011, we recorded a $70.0 million lease termination charge related to the purchase of our existing fleet of Boeing 717-200 aircraft previously under lease agreements, as discussed in Note 6 and Note 7 to our consolidated financial statements. This amount is reflected as a separate line item in our operating expenses.

(c)
In 2008, we recognized a $7.8 million other-than temporary impairment of our auction rate securities.

(d)
In 2009, net income was positively affected by a decrease in our deferred tax asset valuation allowance of $60.2 million due to a $25.0 million judgmental reversal of the valuation allowance as described in Note 8 to our consolidated financial statements, with the remainder attributable to the realization of deferred tax assets previously fully reserved, including the impact of favorable tax accounting changes permitted during the year.

(e)
In 2010, net income was positively affected by the release of our remaining valuation allowance of $57.5 million as described in Note 8 to the consolidated financial statements.

(f)
In 2011, we issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 2016 and used the proceeds to payoff our outstanding secured revolving credit facility, borrowed $192.8 million through secured loan agreements to finance a portion of the purchase price of fifteen Boeing 717-200 aircraft and borrowed $132 million to finance a portion of the purchase price of two Airbus A330-200 aircraft delivered in 2011. See further discussion at Note 6 to the consolidated financial statements.

(g)
Shareholders' equity amounts include significant changes in our pension liability recorded in accumulated other comprehensive loss shown in the Consolidated Statements of Shareholders' Equity and Comprehensive Loss.

(h)
During 2010, we repurchased an aggregate of 1,868,563 common shares for approximately $10.0 million under our Stock Repurchase Program. During 2011, we retired those shares.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors". See "Cautionary Note Regarding Forward-Looking Statements," above. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

        Founded in 1929 as Inter-Island Airways, Ltd., Hawaiian Airlines, Inc. currently operates sixteen Boeing 717-200 aircraft, sixteen Boeing 767-300 aircraft, and five Airbus A330-200 aircraft serving 22 domestic and international destinations. We are the state's longest-serving airline, as well as the largest provider of passenger air service within Hawaii (Neighbor Island) and to Hawaii from the state's primary visitor markets in the U.S. mainland (North America). We offer nonstop service to Hawaii from more U.S. gateway cities (10) than any other airline, as well as service to Japan, South Korea, the Philippines, Australia, American Samoa, and Tahiti. Hawaiian also provides approximately 150 daily jet flights between the Hawaiian Islands.

        We derive our revenue primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher revenue per available seat mile (RASM). Other revenue includes cargo, charter services, baggage fees, sale of frequent flyer miles, ticket change fees or cancellation fees and other incidental services.

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

        The domestic airline industry remained intensely competitive in 2011, with high fixed costs and significant price competition. The airline industry experienced a significant decrease in demand for business and pleasure travelers due to the global economic decline in 2008 with modest recovery through 2011. The cost and volatility of fuel prices continue to challenge airline industry participants with increased prices over the past two years.

        In our 83rd year of operations, we strive to be "Hawaii's Destination Carrier" through our accomplishment of the following:

  •
  Operational Excellence

  •
  Ranked as the #1 carrier for punctuality and fewest flight cancellations as reported by the U.S. Department of Transportation Air Travel Consumer for the each of the months from January—November 2011 (latest available information).

  •
  Customer Focus

  •
  Rated highest among domestic airlines that serve Hawaii according to Travel + Leisure magazine's annual World's Best Awards reader survey.

  •
  Received Conde Nast Traveler Magazine's 2011 Reader's Choice Award and Executive Travel Magazine's 2011 Editor's Choice Award.

  •
  Executing our plan for profitability and growth

  •
  Increase in available seat miles (ASM) of 18.6% and increase in yield of 9.5% from 2010.

  •
  Launched daily nonstop service to Incheon International Airport in Seoul, South Korea beginning in January 2011 and to Kansai International Airport in Osaka, Japan in July 2011.

  •
  Announced daily nonstop service to Fukuoka, Japan beginning in April 2012 and to New York City, New York beginning in June 2012.

  •
  Increased our firm aircraft orders with Airbus for an additional five A330-200 aircraft for delivery between 2013 and 2015 (in addition to the eight A330-200 aircraft already scheduled to be delivered during that time).

        We anticipate that the challenging economic and competitive environment will continue into 2012 and our ability to remain profitable depends on, among other things, operating at costs equal to or lower than those of our competitors. Although we continue to grow, the highly competitive nature of the airline industry and the impact of ongoing economic weakness could affect our financial results in existing and new markets.

        Our strategy for the next five years includes: (1) growing passenger revenue by expanding into routes to/from Hawaii previously unserved by us, (2) increasing our revenue by taking advantage of the superior cargo capabilities on our new Airbus A330-200 aircraft and accessing sources of other non-passenger revenue, and (3) focusing on cost competitiveness including but not limited to the transition from our Boeing 767s to Airbus A330-200 aircraft.

2011 Financial Highlights

  •
  Operating revenue increase of 26.0% to $1.65 billion.

  •
  Passenger revenue per available seat mile (PRASM) increase of 8.1% to 12.32 cents.

  •
  Offsetting the improvement in revenue was a 58.9% increase in fuel expense due to increases in both fuel cost and consumption.

  •
  Unrestricted cash and cash equivalents of $304.1 million at December 31, 2011.

Results of Operations

        We reported net loss of $2.6 million ($0.05 per diluted common stock share) on operating revenue of $1.65 billion for the year ended December 31, 2011, compared to net income of $110.3 million ($2.10 per diluted common stock share) on operating revenue of $1.31 billion for 2010. Our 2011 results reflect the impact of a non-recurring, pre-tax lease termination charges of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements. Our 2010 results reflect a tax benefit of $28.3 million resulting primarily from the release of our entire remaining tax valuation allowance of $57.5 million.

        The table below presents certain statistical data to provide an overview of our financial and operational performance for the three years ended December 31, 2011, 2010 and 2009.

Hawaiian Holdings, Inc.
Selected Consolidated Statistical Data (unaudited)

	Year ended December 31,
	2011		2010		2009
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	8,659		8,418		8,340
Revenue passenger miles (RPM)	10,139,949		8,665,869		8,146,706
Available seat miles (ASM)	12,022,194		10,134,601		9,708,939
Passenger revenue per ASM (PRASM)	12.32	¢	11.40	¢	10.71	¢
Passenger load factor (RPM/ASM)	84.3%		85.5%		83.9%
Passenger revenue per RPM (Yield)	14.60	¢	13.33	¢	12.77	¢
Total Operations:
Operating revenue per ASM	13.71	¢	12.91	¢	12.18	¢
Operating cost per ASM (CASM)(a)	13.54	¢	12.01	¢	11.07	¢
Aircraft fuel expense per ASM	4.26	¢	3.18	¢	2.51	¢
Revenue passengers flown	8,666		8,424		8,345
Revenue block hours operated (actual)	125,375		113,158		112,532
RPM	10,151,218		8,675,427		8,151,708
ASM	12,039,933		10,150,659		9,717,111
Gallons of jet fuel consumed	164,002		140,995		137,589
Average cost per gallon of jet fuel (actual)(b)	$3.13		$2.29		$1.77

(a)
Includes lease termination charges of $70.0 million in 2011.

(b)
Includes applicable taxes and fees.

Operating Revenue

        Operating revenue increased over the past three years to $1.65 billion, $1.31 billion and $1.18 billion for the years ended December 31, 2011, 2010 and 2009, respectively, driven primarily by increases in passenger revenue.

Passenger Revenue

        Passenger revenue increased over the past three years to $1.48 billion, $1.15 billion and $1.04 billion for the years ended December 31, 2011, 2010 and 2009, respectively, primarily due to increased yields on our routes, an increase in the number of aircraft in our fleet and the expansion of our longer haul International routes. The detail of these changes in passenger revenue are in the table below:

	Year Ended December 31, 2011 as compared to December 31, 2010				Year Ended December 31, 2010 as compared to December 31, 2009
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
North America	$73.1	9.9%	1.0%	0.7%	$21.7	(1.3)%	4.8%	5.1%
Neighbor Island	29.9	9.5	(1.4)	(0.3)	60.4	20.2	(0.9)	(7.3)
International	222.7	26.1	133.0	136.5	32.8	11.7	25.2	9.9

Total scheduled	$325.7	9.5%	17.0%	18.6%	$114.9	4.4%	6.4%	4.4%

        North America—North America revenue increased by $73.1 million in 2011 compared to 2010 due to increased yield. The $21.7 million increase in 2010 compared to 2009 is driven by increased capacity due to the delivery of three new Airbus A330-200 aircraft in April, May and November 2010, partially offset by a decrease in yield.

        Neighbor Island—Neighbor Island revenue increased by $29.9 million in 2011 compared to 2010 and $60.4 million in 2010 compared to 2009. The increased revenue is due to increased yield, partially offset by decreases in capacity.

        International—International revenue increased by $222.7 million in 2011 compared to 2010 and $32.8 million in 2010 compared to 2009. The increased revenue is primarily due to increases in both yield and capacity with the expansion of our International routes with new routes to Tokyo, Japan in the fourth quarter 2010, and Seoul, South Korea and Osaka, Japan in 2011, and increased frequency on our Sydney, Australia routes in 2011.

Other Operating Revenue

        Other operating revenue increased over the past three years to $169.8 million, $155.1 million and $143.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in other operating revenue for 2011 compared to 2010 is primarily due to an increase in cargo revenue from the introduction of the larger capacity Airbus 330-200 aircraft that provided additional cargo capacity, cargo revenue from our new International routes and an increase in checked baggage revenue and incidental revenue, which was partially offset by decreases in our cancellation penalties revenue and the marketing component of our frequent flyer revenue. The increase in 2010 compared to 2009 is primarily due to the increase in checked baggage revenue partially offset by decreases in our cancellation penalties revenue and the marketing component of our frequent flyer revenue due to an increase in our revenue deferral rate in 2010. See further discussion in Note 2 to the consolidated financial statements.

Operating Expenses

        Operating expenses were $1.63 billion, $1.22 billion, and $1.08 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Increases (decreases) in operating expenses from 2010 to 2011 and 2009 to 2010 are detailed below.

	Changes in operating expenses for the Year Ended December 31, 2011 as compared to December 31, 2010		Changes in operating expenses for the Year Ended December 31, 2010 as compared to December 31, 2009
	$	%	$	%
	(in thousands)		(in thousands)
Operating expense:
Aircraft fuel, including taxes and oil	$190,285	58.9%	$79,090	32.4%
Wages and benefits	23,674	8.0	24,944	9.1
Aircraft rent	162	0.1	10,630	10.4
Maintenance materials and repairs	45,876	37.0	(4,114)	(3.2)
Aircraft and passenger servicing	20,090	32.3	2,803	4.7
Commissions and other selling	18,067	23.1	12,902	19.8
Depreciation and amortization	8,550	14.8	5,064	9.6
Other rentals and landing fees	14,612	25.3	6,536	12.7
Other	20,031	19.0	5,138	5.1
Lease termination charges	70,014	NM	—	—

Total	$411,361	33.8%	$142,993	13.3%

NM—Not Meaningful

        Our operations have expanded by approximately 18.6% (measured in ASMs) in 2011 compared to 2010 primarily due to additional aircraft in our fleet (including aircraft that were only in operation for part of the year in 2010), as well as the introduction of the larger capacity Airbus A330-200 aircraft to our fleet (three aircraft added in 2010 and two in 2011). Our expansion is also due to three new International routes to Japan and to South Korea since November 2010, as well as increased frequency on our Australia route. As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling expenses, other rentals and landing fees and other (which primarily consists of purchased services, professional and technical fees, and personnel).

        We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Aircraft Fuel

        Aircraft fuel expense increased $190.3 million, or 58.9%, in 2011 compared to 2010 and increased $79.1 million, or 32.4% in 2010 compared to 2009. The year-over-year variances are primarily attributable to the increase in the cost of aircraft fuel as well as an increase in consumption as illustrated in the following table:

	Years Ended December 31,			% Change from Year Ended
	2011	2010	2009	2010	2009
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	164,002	140,995	137,589	16.3%	2.5%
Fuel price per gallon, including taxes and delivery	$3.13	$2.29	$1.77	36.7%	29.4%

Aircraft fuel expense	$513,284	$322,999	$243,909	58.9%	32.4%

        During 2011, 2010, and 2009, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the Consolidated Statements of Operations. We recorded losses on fuel derivatives of $6.9 million for the year ended December 31, 2011, compared to gains of $0.6 million and $2.3 million recorded for the years ended December 31, 2010 and 2009, respectively.

        We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period. We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period. Economic fuel expense for 2011, 2010 and 2009 is calculated as follows:

	Years Ended December 31,			% Change from Year Ended
	2011	2010	2009	2010	2009
	(in thousands, except per-gallon amounts)
Aircraft fuel expense	$513,284	$322,999	$243,909	58.9%	32.4%
Realized (gains) losses on settlement of fuel derivative contracts	430	3,199	9,580	(86.6)%	(66.6)%

Economic fuel expense	$513,714	$326,198	$253,489	57.5%	28.7%
Gallons of jet fuel consumed	164,002	140,995	137,589	16.3%	2.5%

Economic fuel costs per gallon	$3.13	$2.31	$1.84	35.5%	25.5%

        See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our fuel costs and related hedging program.

Aircraft Rent

        Aircraft rent expense increased by $0.2 million, or 0.1%, in 2011 compared to 2010, primarily due to the entire year-to-date recognition of aircraft rent expense for three leased Airbus A330-200 aircraft (leases commenced in April, May and November 2010) and lease return costs incurred with the return of the two leased Boeing 767-300 aircraft in May and October 2011. This increase was offset by the purchase of our fleet of Boeing 717-200 aircraft in June 2011, of which the majority were previously under operating lease agreements.

        Aircraft rent expense increased by $10.6 million, or 10.4%, in 2010 compared to 2009, primarily due to the commencement of leases on three new Airbus A330-200 aircraft which were added to the fleet in April, May and November 2010.

Maintenance Materials and Repairs

        Maintenance materials and repairs expense increased by $45.9 million, or 37.0%, in 2011 compared to 2010, primarily due to additional expenses under power-by-the-hour (PBH) arrangements for our Airbus A330-200 fleet additions during 2011, increases in our PBH rates for our Boeing 717s and 767s, heavy maintenance expense on our Boeing 767 aircraft and engines and heavy maintenance expense on our Boeing 717 aircraft due to the continuation of 10-year airframe checks on this fleet.

        Maintenance materials and repairs decreased in 2010 compared to 2009 due to a decrease in our heavy maintenance expense on our Boeing 767 aircraft. These decreases were slightly offset by maintenance costs associated with our three new Airbus A330-200 aircraft, which we entered into revenue service during 2010, as well as an increase in our heavy maintenance expense on our Boeing 717 aircraft due to the commencement of 10-year airframe checks on this fleet.

        We expect maintenance materials and repairs expense to increase in future years as we continue to take delivery of additional Airbus aircraft and integrate them into revenue service, as well as price escalation in certain of our PBH contracts.

Aircraft and Passenger Servicing

        Aircraft and passenger servicing expenses increased $20.1 million, or 32.3%, in 2011 compared to 2010, primarily due to volume-related increases and increased service costs for our International routes. We expect aircraft and passenger servicing to increase in future periods as we continue to expand our fleet and increase the number of International routes. There were no significant changes to aircraft and passenger servicing from 2009 to 2010.

Commissions and Other Selling Expenses

        Commissions and other selling expenses increased $18.1 million, or 23.1%, in 2011 compared to 2010 and $12.9 million, or 19.8%, in 2010 compared to 2009 primarily due to increased travel agency commissions for ticket sales on our International routes and increases in the volume of ticket sales purchased through credit cards and global distribution systems. The increase in 2009 to 2010 was partially offset by a reduction in the frequent flyer liability due to a change in the estimated miles expected to expire. We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and increase the number of International routes.

Other Rentals and Landing Fees

        Other rentals and landing fees increased $14.6 million, or 25.3%, in 2011 compared to 2010 and $6.5 million, or 12.7%, in 2010 compared to 2009, primarily due to increases in joint use and space rent at our Hawaii airports and increases in rent expense and landing fees due to the addition of new routes in 2010 and 2011.

Lease Termination

        On June 27, 2011, we entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and eleven operating lease agreements. The purchase price for the fifteen Boeing 717-200 aircraft of $230 million was comprised of financing of $192.8 million through secured loan agreements, a cash payment of $25.0 million and the non-cash application of maintenance and security deposits held by the previous lessor and current debt financier of $12.2 million. See additional information on the loan agreements at Note 6 and Note 7 to the consolidated financial statements. We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840—Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases. We recorded the fifteen Boeing 717-200 at their fair value of $135 million on the Consolidated Balance Sheets and lease termination charges of $70.0 million on the Consolidated Statements of Operations.

        The purchase of the fifteen Boeing 717-200 aircraft will result in lower aircraft rent expense in future periods that will be partially offset by increases in depreciation and amortization and interest expense in future periods.

Nonoperating Expense

        Nonoperating expense was $21.4 million, $9.3 million, and $10.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in nonoperating expense in 2011 compared to 2010 is primarily related to an increase in interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into in 2011 and losses recognized on our fuel derivatives. The decrease in nonoperating expense in 2010 compared to 2009 is primarily due to the release of uncertain tax positions and its related interest expense of $2.5 million recorded as an offset to interest expense as well as $2.7 million of interest that we began capitalizing as part of our A330-200 aircraft fleet in 2010.

Income Tax (Benefit) Expense

        We recorded income tax expense of $1.6 million during 2011 and income tax benefits of $28.3 million and $19.5 million during 2010 and 2009, respectively. The 2011 tax expense is large relative to our small net loss position when compared to the 35% U.S. statutory rate. The income tax benefits in 2010 and 2009 were primarily driven by the release of our valuation allowance. See Note 8 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

        Our liquidity is dependent on the cash we generate from operating activities and our financing arrangements. As of December 31, 2011 we had $304.1 million in cash and cash equivalents, representing an increase of $19.1 million from December 31, 2010. As of December 31, 2011 our restricted cash balance, which consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales, increased $25.7 million from $5.2 million at December 31, 2010 due to an increase in cash holdback on our primary credit card processing agreement.

        We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt financing. At December 31, 2011, Hawaiian had approximately $462.0 million of debt and capital lease obligations, including approximately $37.5 million that will become due in the next 12 months. Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount up to $75.0 million, and as of December 31, 2011, we had no outstanding borrowings under the Revolving Credit Facility and $56.9 million available (net of various outstanding letters of credit).

Cash Flows

        Net cash provided by operating activities was $178.8 million for 2011, an increase of $28.5 million from 2010. The increase in cash provided is primarily due to increases in our air traffic liability balance for increased future bookings related to advance ticket sales and a decrease in contributions to our pension and disability plans that was partially offset by increases in accounts receivable.

        Net cash used in investing activities was $281.9 million for 2011 compared to $108.7 million for 2010. During 2011, we used $263.3 million for purchases of aircraft-related items and pre-delivery payments for the upcoming deliveries of Airbus A330-200 aircraft and engines and $18.6 million for other property and equipment. During 2010, we used $140.5 million of cash for purchases of property and equipment primarily related to pre-delivery payments for our upcoming Airbus A330-200 deliveries which was offset by net sales of investments of $31.8 million including $26.7 million for the sale of our auction rate securities.

        Net cash provided by financing activities was $122.2 million for 2011 compared to $57.3 million net cash used for financing activities in 2010. During 2011, we received $132.0 million from term loans used to partially finance the purchase price of two Airbus A330-200 aircraft delivered in 2011 and $78.7 million in net cash proceeds from the issuance of the Convertible Notes and related call and warrant transactions, which was partially offset by cash repayments of long-term debt and capital lease obligations totaling $80.0 million and debt issuance costs of $8.7 million. During 2010, we used cash for repayments of long-term debt and capital lease obligations totaling $101.2 million which includes the refinancing of our Term Loan A and pay-off of our Term Loan B credit facilities in December 2010 totaling $75.2 million, and signed a new credit agreement in connection with the refinancing of our Term Loan A revolving credit facility under which we received $54.7 million in funds. In 2010, we also used cash for the purchase of shares of our common stock under our stock repurchase program totaling $10.0 million.

Capital Commitments

        In November 2011, Hawaiian entered into an amendment to our Purchase Agreement with Airbus, exercised all four remaining purchase rights for A330-200 aircraft, acquired four additional A330-200 purchase rights exercisable between 2011 and 2014 and immediately exercised one such additional purchase right, resulting in new orders for a total of five additional A330-200 aircraft, which are scheduled to be delivered between 2013 and 2015. As of December 31, 2011, Hawaiian's firm aircraft orders consisted of sixteen wide-body Airbus A330-200 aircraft for delivery between 2012 and 2015 (including the five aircraft referred to above), six Airbus A350XWB-800 aircraft for delivery beginning in 2017 and six Rolls Royce spare engines scheduled for delivery through 2020. In addition, Hawaiian has purchase rights for an additional three A330-200 aircraft and six A350-XWB aircraft. Committed expenditures for these aircraft, engines and related flight equipment approximates $319 million in 2012, $463 million in 2013, $421 million in 2014, $253 million in 2015, $80 million in 2016 and $722 million thereafter.

        For 2012, we expect our other capital expenditures which include software, improvements, ramp and maintenance equipment to total approximately $25 million to $30 million.

        In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us. We have secured financing commitments of $403 million for a portion of the purchase price of five upcoming A330-200 aircraft deliveries, with three expected deliveries in 2012 and two expected deliveries in 2013. These financing commitments are described in more detail below.

Airbus A330-200 Facility Agreement Commitments

        Hawaiian has commitments for two separate secured loan agreements, entered into in June 2011, totaling $133 million to finance a portion of its capital commitments for two upcoming aircraft deliveries in the first half of 2012. The loan agreements will bear interest at Hawaiian's election, at either a floating rate based on a margin over LIBOR or a fixed rate with maturity dates of April 2022 and March 2024.

        The anticipated future principal payments and commitment fees for these facility agreements are approximately $8 million in 2012, $9 million in 2013, $10 million in 2014, $10 million in 2015, $10 million in 2016 and $87 million thereafter.

Purchase Aircraft Lease Financing Agreement and Aircraft Lease Commitments

        In October 2011, Hawaiian entered into an agreement with a third-party aircraft lessor for the sale and leaseback of three Airbus A330-200 aircraft with scheduled delivery dates in the second quarter of 2012 and the first half of 2013 with total sale proceeds of $270 million included in the capital commitments section above. These sale and leaseback transactions have initial lease terms of twelve years with the option to extend an additional twenty-four months. Rent under each lease is payable monthly at a fixed rate to be determined at delivery of each aircraft.

        In addition to aircraft purchase commitments and related financing described above, Hawaiian has two separate eight-year lease agreements for an additional two Boeing 717-200 aircraft with delivery dates in the first quarter of 2012 and a twelve-year lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter 2012. The Company will determine whether these leases will be classified as capital or operating leases in the period it takes delivery of each aircraft.

        The anticipated future payments for these leases are approximately $15 million in 2012, $38 million in 2013, $41 million in 2014, $41 million in 2015, $41 million in 2016 and $302 million thereafter.

Stock Repurchase Program

        On July 1, 2010, the Executive Committee of our Board of Directors approved a stock repurchase program (Program) under which we could purchase up to $10 million of our outstanding common stock. Stock purchases under the Program could be made through the open market, established plans or through privately negotiated transactions, as market conditions permitted. The stock repurchase program was substantially completed in September 2010; we repurchased an aggregate of 1,868,563 shares at an aggregate cost of $10.0 million. The shares were subsequently retired in 2011.

Covenants under our Financing Arrangements

        The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock. These agreements also require us to meet certain financial covenants. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage. As of December 31, 2011, we were in compliance with these covenants. If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

        Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $30.9 million at December 31, 2011. The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis. As of December 31, 2011, we were subject to a 25% holdback as we met the operating income financial trigger with our primary credit card processing arrangement. No amounts were subject to this holdback at December 31, 2010. Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers. Based on our performance relative to these financial triggers for the year ended December 31, 2011, we expect the holdback to decrease to 0% of the applicable credit card air traffic liability, decreasing the restricted cash balance in the first quarter of 2012 by approximately $25 million. Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the amount of restricted cash, it could also cause a covenant violation under our other debt or lease obligations and have a material adverse impact on us.

Pension and Other-Postretirement Benefit Plan Funding

        As of December 31, 2011, the excess of the projected benefit obligations over the fair value of plan assets was approximately $323.5 million. We contributed $12.9 million, $37.9 million, and $10.5 million to our defined benefit pension plans and disability plan during 2011, 2010, and 2009, respectively, satisfying our minimum required 2011 plan year contributions. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. In 2012, our minimum required contribution to our defined benefit pension plans and disability plan is $10.2 million.

Off-Balance Sheet Arrangements

        An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) retained a contingent interest in transferred assets, (iii) an obligation under derivative instruments classified as equity or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. We have no arrangements of the types described in the first three categories that we believe may have a current or future material effect on our financial condition, liquidity or results of operations. We do have obligations arising out of variable interests in unconsolidated entities related to certain aircraft leases. To the extent our leases and related guarantees are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease, and the lease does not include a residual value guarantee, fixed price purchase option or similar feature.

Contractual Obligations

        Our estimated contractual obligations as of December 31, 2011 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)	$624,884	$66,180	$167,772	$181,713	$209,219
Operating leases—aircraft and related equipment(2)	549,394	82,798	147,269	124,769	194,558
Operating leases—non-aircraft	48,905	3,709	9,688	10,411	25,097
Purchase commitments—Capital(3)	2,258,466	318,690	883,670	333,692	722,414
Purchase commitments—Operating(4)	394,994	27,808	55,029	55,447	256,710
Projected employee benefit contributions(5)	49,558	10,186	39,372	—	—

Total contractual obligations	$3,926,201	$509,371	$1,302,800	$706,032	$1,407,998

(1)
Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of December 31, 2011.

(2)
Amounts reflect leases for three Airbus A330-200 aircraft, nine Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of December 31, 2011.

(3)
Amounts include our firm aircraft orders consisting of sixteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and six Rolls Royce spare engines. We have also received committed financing for five of these upcoming deliveries of $223 million in 2012 and $180 million in 2013.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amount includes our estimated contributions to our pension plans based on actuarially determined estimates and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2014.

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

        Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of these and other accounting policies, see Note 2 to the consolidated financial statements.

Frequent Flyer Accounting

        HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. We utilize the incremental cost method of accounting for free travel awards earned in connection with the purchase of passenger tickets. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and apply these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical data on actual expirations.

        We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing-related activities that we conduct with the participating company. The fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be redeemed and provided (currently estimated at nineteen months), based on estimates of its fair value. Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale. The estimated fair value of the air transportation component is based on several factors, including actual fares and customer habits in redeeming free travel awards.

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

Pension and Other Postretirement and Postemployment Benefits

        We account for our defined benefit pension and other postretirement and postemployment plans in accordance with ASC 715, "Compensation—Retirement Benefits". ASC 715 requires companies to measure their plans' assets and obligations that determine their funded status at fiscal year-end, recognize the funded status of their benefit plans in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year in which the changes occur. ASC 715 does not change the amount of net periodic benefit expense recognized in our results of operations. Pension and other postretirement and postemployment benefit expenses are recognized on an accrual basis over employees' approximate service periods. Pension expense is generally independent of funding decisions or requirements.

        We have elected temporary Airline Relief with regard to applying the funding rules for our qualified pension plans. This relief allows cash contribution requirements to be developed using rules that currently produce lower and more stable contribution requirements than available without this relief; however, this may not also be the case throughout the relief period. This relief expires in 2023 for the Salaried and IAM Pension Plans and 2018 for the Pilots Pension Plan.

        The calculation of pension and other postretirement and postemployment benefit expenses and their corresponding liabilities requires the use of a number of important assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate and the expected health care cost trend rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. These assumptions as of December 31 were:

	2011		2010	2009
Pension:
Discount rate to determine projected benefit obligation	4.94%		5.71%	5.79%
Expected return on plan assets	7.90	% +	7.90%	7.90%
Pilot retirement age	63.5		63.5	63.5
Postretirement:
Discount rate to determine projected benefit obligation	5.14%		5.81%	5.98%
Expected return on plan assets	N/A		N/A	N/A
Expected health care cost trend rate:
Initial	9.00%		9.00%	8.50%
Ultimate	4.75%		4.75%	5.00%
Years to reach ultimate trend rate	7		8	6
Disability:
Discount rate to determine projected benefit obligation	4.91%		5.59%	5.66%
Expected return on plan assets	7.50	% +	7.50%	7.50%

N/A
Not Applicable

+
Expected return on plan assets used to determine the net periodic benefit expense for 2012 changed to 7.30% for the pension plans and 6.90% for the disability plan.

        The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our expected long-term rate of return by category are as follows at December 31, 2011:

Expected Long-Term Rate of Return
Equity securities—Domestic	9.19%
Equity securities—Foreign	10.05%
Fixed income securities	3.80%

        We believe that our long-term asset allocation on average will approximate the targeted allocation. We regularly review our actual asset allocation and periodically rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our pension plan assets by one percent (from 7.3% to 6.3%) and on our disability benefit plan assets (from 6.9% to 5.9%) would increase our estimated 2012 pension and disability benefit expense by approximately $2.1 million and $0.1 million, respectively.

        We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due.

The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other postretirement benefit liabilities at December 31, 2011 by approximately $52.8 million and $27.4 million, respectively, and would increase our estimated 2012 pension and other postretirement benefit expense by approximately $2.8 million and $3.5 million, respectively.

        The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one percent increase in the assumed health care cost trend rate would increase the other postretirement benefit obligation as of December 31, 2011 by approximately $23.0 million and our estimated 2012 other postretirement benefit expense by approximately $4.5 million. A one percent decrease in the assumed health care cost trend rate would decrease the other postretirement benefit obligation as of December 31, 2011 by approximately $18.6 million and our estimated 2012 other postretirement benefit expense by approximately $3.5 million.

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

        In accordance with EITF 08-03, ASC 840-10, on a quarterly basis we complete a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compare these estimates to our forecasted nonrefundable deposits to identify costs not expected to be recoverable. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the leased asset". We then bifurcate and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits. In determining whether it is probable that maintenance deposits will be used to fund the cost of the maintenance events, we conduct the following analysis:

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

Tax Valuation Allowance

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of Hawaiian's deferred tax assets will not be realized. The ultimate realization of Hawaiian's deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. During the quarter ended December 31, 2010, Hawaiian analyzed its valuation allowance and, based upon this analysis, released its remaining valuation allowance based on recent earning performance and projections of future sources of taxable income that will be available to support recovery of recorded deferred tax assets. We continue to believe our projections of future taxable income are sufficient to support recognition of our deferred tax assets. The small net loss recognized in 2011 was primarily due to non-recurring and non-cash lease termination charges that do not impact our ability to generate future taxable income. For additional information on income taxes, see Note 8 to the consolidated financial statements.

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

Aircraft Fuel Costs

        Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 31.5%, 26.5% and 22.7% of our operating expenses for the years ended December 31, 2011, 2010 and 2009, respectively. Based on gallons expected to be consumed in 2012, for every one cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $2.0 million.

        We use derivative contracts to manage our exposure to changes in the prices of jet fuel. During 2011, our fuel hedge program primarily consisted of heating oil and WTI and Brent crude oil caps/call options and collars. Caps are call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period. We have combined some of our call option contracts with put option contract sales to create "collars" whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).

        The aforementioned fuel derivative agreements were not designated as hedges under ASC 815. As of December 31, 2011, the fair value of these fuel derivative agreements reflected a net asset of $2.0 million that is reflected in prepaid expenses and other assets in the Consolidated Balance Sheets.

        Hawaiian's future contracts and other fuel derivative agreements as of January 26, 2012 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Price		Percentage of Projected Fuel Requirements Hedged	Fuel Barrels Hedged
First Quarter 2012
Heating Oil	(per gallon)
Call Options	$3.06		15%	101,000
Collars	Cap	Floor
	$3.09	$2.72	17%	175,000
Crude Oil	(per barrel)
Brent Options	$113.38		1%	30,000
WTI Call Options	$113.53		23%	236,000
Brent Collars	Cap	Floor
	$109.19	$96.98	1%	9,000
WTI Collars	Cap	Floor
	$103.93	$89.88	5%	48,000

Total			62%	599,000

	Weighted Average Contract Price		Percentage of Projected Fuel Requirements Hedged	Fuel Barrels Hedged
Second Quarter 2012
Heating Oil	(per gallon)
Call Options	$3.31		2%	15,000
Collars	Cap	Floor
	$3.03	$2.65	17%	194,000
Crude Oil	(per barrel)
Brent Options	$115.36		3%	93,000
WTI Call Options	$114.93		9%	103,000
Brent Collars	Cap	Floor
	$111.93	$97.05	11%	42,000
WTI Collars	Cap	Floor
	$106.58	$89.88	4%	48,000

Total			46%	495,000
Third Quarter 2012
Heating Oil	(per gallon)
Call Options
Collars	Cap	Floor
	$3.05	$2.66	13%	168,000
Crude Oil	(per barrel)
Brent Options	$120.91		8%	108,000
WTI Call Options	$112.56		1%	7,000
Brent Collars	Cap	Floor
	$111.48	$96.56	3%	42,000
WTI Collars	Cap	Floor
	$107.30	$90.30	2%	28,000

Total			27%	353,000
Fourth Quarter 2012
Heating Oil	(per gallon)
Call Options
Collars	Cap	Floor
	$3.07	$2.65	6%	71,000
Crude Oil	(per barrel)
Brent Options	$122.20		9%	108,000
WTI Call Options
Brent Collars	Cap	Floor
	$111.00	$95.01	3%	42,000
WTI Collars	Cap	Floor

Total			18%	221,000
First Quarter 2013
Crude Oil	(per barrel)
Brent Options	$123.35		1%	16,000

        We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and other option based structures.

        We do not hold or issue derivative financial instruments for trading purposes. We are exposed to credit risks in the event our heating oil and crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

        Our results of operations are affected by fluctuations in interest rates due to our variable rate debt and interest income earned on our cash deposits and short-term investments. As of December 31, 2011, our variable rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 6 to the consolidated financial statements.

        At December 31, 2011, we had $77.3 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-Month LIBOR	0.2836%

        Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of December 31, 2011, a change in interest rates would not have a material impact on our results of operations. Should that relationship change in the future, our exposure to changes in interest rate fluctuations would likely increase.

        At December 31, 2011, we had approximately $384.2 million of fixed-rate debt including the Convertible Notes and facility agreements for aircraft purchases as further discussed in Note 6 to the consolidated financial statements. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.6 million as of December 31, 2011.

Foreign Currency

        We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency is the Japanese yen. Based on expected 2012 revenues and expenses denominated in Japanese yen, a 10% strengthening in the value of the U.S. Dollar would result in a decrease in operating income of approximately $26 million. The variance is due to our Japanese yen denominated revenues exceeding our Japanese yen denominated expenses.

        At December 31, 2011 and 2010, we did not have any foreign currency hedges.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 9, 2012

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,480,663	$1,154,972	$1,040,111
Other	169,796	155,121	143,195

Total	1,650,459	1,310,093	1,183,306

Operating Expenses:
Aircraft fuel, including taxes and oil	513,284	322,999	243,909
Wages and benefits	321,241	297,567	272,623
Aircraft rent	112,883	112,721	102,091
Maintenance materials and repairs	169,851	123,975	128,089
Aircraft and passenger servicing	82,250	62,160	59,357
Commissions and other selling	96,264	78,197	65,295
Depreciation and amortization	66,262	57,712	52,648
Other rentals and landing fees	72,445	57,833	51,297
Other	125,682	105,651	100,513
Lease termination charges	70,014	—	—

Total	1,630,176	1,218,815	1,075,822

Operating Income	20,283	91,278	107,484

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(24,521)	(16,835)	(20,653)
Interest income	1,514	3,634	5,555
Capitalized interest	7,771	2,665	—
Gains (losses) on fuel derivatives	(6,862)	641	2,292
Gains on investments	—	1,168	2,226
Other, net	733	(562)	292

Total	(21,365)	(9,289)	(10,288)

Income (Loss) Before Income Taxes	(1,082)	81,989	97,196
Income tax (benefit) expense	1,567	(28,266)	(19,524)

Net Income (Loss)	$(2,649)	$110,255	$116,720

Net Income (Loss) Per Common Stock Share:
Basic	$(0.05)	$2.15	$2.26

Diluted	$(0.05)	$2.10	$2.22

Weighted Average Number of Common Stock Shares Outstanding:
Basic	50,733	51,232	51,656

Diluted	50,733	52,482	52,504

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$304,115	$285,037
Restricted cash	30,930	5,224

Total cash, cash equivalents and restricted cash	335,045	290,261
Accounts receivable, net of allowance for doubtful accounts of $630 and $744 as of December 31, 2011 and 2010, respectively	94,164	59,887
Spare parts and supplies, net	23,595	18,354
Deferred tax assets, net	15,336	40,651
Prepaid expenses and other	31,391	37,367

Total	499,531	446,520

Property and equipment, net
Flight equipment	647,497	359,368
Pre-delivery deposits on flight equipment	156,290	108,444
Other property and equipment	106,939	97,896

	910,726	565,708
Less accumulated depreciation and amortization	(181,599)	(147,588)

Total	729,127	418,120

Other Assets:
Long-term prepayments and other	47,321	38,629
Deferred tax assets, net	59,519	38,847
Intangible assets, net of accumulated amortization of $154,302 and $130,951 as of December 31, 2011 and 2010, respectively	45,368	68,720
Goodwill	106,663	106,663

Total Assets	$1,487,529	$1,117,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$80,636	$69,300
Air traffic liability	303,382	250,861
Other accrued liabilities	67,267	63,506
Current maturities of long-term debt and capital lease obligations	37,535	16,888

Total	488,820	400,555

Long-Term Debt and Capital Lease Obligations	424,436	171,884
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	320,742	213,704
Other liabilities and deferred credits	30,655	53,487

Total	351,397	267,191

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value per share, 50,729,573 shares issued and outstanding as of December 31, 2011; 52,291,091 shares issued and 50,220,877 shares outstanding as of December 31, 2010	507	522
Capital in excess of par value	260,658	245,947
Treasury stock, at cost, no shares at December 31, 2011 and 2,070,214 shares at December 31, 2010	—	(10,752)
Accumulated income	64,051	77,431
Accumulated other comprehensive loss, net	(102,340)	(35,279)

Total	222,876	277,869

Total Liabilities and Shareholders' Equity	$1,487,529	$1,117,499

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

For the Years ended December 31, 2011, 2010 and 2009

	Common Stock(*)	Special Preferred Stock(**)	Treasury Stock	Capital In Excess of Par Value	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2008	$515	$—	$—	$236,606	$(148,631)	$(35,177)	$53,313
Impact of adoption of EITF 08-03	—	—	—	.	(913)	—	(913)
Net income	—	—	—	—	116,720	—	116,720
Net change related to employee benefit plans	—	—	—	—	—	2,536	2,536
Unrealized income on short-term and long-term investments	—	—	—	—	—	1,184	1,184

Comprehensive income							120,440

Issuance of 164,077 shares of common stock related to stock awards	1	—	—	305	—	—	306
Share-based compensation expense	—	—	—	3,454	—	—	3,454
Treasury stock buy-back to acquire 201,651 shares	—	—	(754)	—	—	—	(754)
Excess tax benefits from exercise of stock options	—	—	—	243	—	—	243

Balance at December 31, 2009	$516	$—	$(754)	$240,608	$(32,824)	$(31,457)	$176,089
Net income	—	—	—	—	110,255	—	110,255
Net change related to employee benefit plans, net of tax of $2,040	—	—	—	—	—	(3,105)	(3,105)
Unrealized income on short-term and long-term investments, net of tax of $468	—	—	—	—	—	(717)	(717)

Comprehensive income							106,433

Issuance of 609,187 shares of common stock related to stock awards	6	—	—	(132)	—	—	(126)
Exercise of warrants to acquire 1,000 shares of common stock	—	—	—	7	—	—	7
Share-based compensation expense	—	—	—	5,001	—	—	5,001
Treasury stock buy-back to acquire 1,868,563 shares	—	—	(9,998)	—	—	—	(9,998)
Excess tax benefits from exercise of stock options	—	—	—	463	—	—	463

Balance at December 31, 2010	522	—	(10,752)	245,947	77,431	(35,279)	277,869

Net loss	—	—	—	—	(2,649)	—	(2,649)
Net change related to employee benefit plans, net of tax of $38,822	—	—	—	—	—	(67,061)	(67,061)

Comprehensive loss							(69,710)

Issuance of 508,696 shares of common stock related to stock awards	6	—	—	(1,122)	—	—	(1,116)
Share-based compensation expense	—	—	—	4,302	—	—	4,302
Convertible note	—	—	—	19,504	—	—	19,504
Purchase of convertible note hedges	—	—	—	(19,504)	—	—	(19,504)
Convertible note issuance costs net of deferred tax benefit of $302	—	—	—	(463)	—	—	(463)
Sale of common stock warrants	—	—	—	11,948	—	—	11,948
Treasury stock retirement of 2,070,214 shares	(21)	—	10,752	—	(10,731)	—	—
Excess tax benefits from exercise of stock options	—	—	—	46	—	—	46

Balance at December 31, 2011	$507	$—	$—	$260,658	$64,051	$(102,340)	$222,876

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2011 and 2010.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2011 and 2010.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net income (Loss)	$(2,649)	$110,255	$116,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	23,352	23,486	23,451
Depreciation and amortization of property and equipment	48,875	40,325	35,260
Deferred income taxes	43,768	(51,990)	(25,000)
Stock compensation	4,302	5,001	3,454
Lease termination charges	70,014	—	—
Amortization of debt discounts and issuance costs	3,932	2,713	3,196
Gain on sale of investments	—	(1,168)	—
Pension and postretirement benefit cost, net	1,676	(22,425)	6,571
Issuance of forward sold miles	(8,747)	(12,463)	(2,656)
Other, net	(7,530)	(5,615)	(2,863)
Changes in operating assets and liabilities:
Restricted cash	(25,706)	20,507	2,312
Accounts receivable	(35,408)	(11,326)	(20,719)
Spare parts and supplies	(7,181)	(1,777)	(3,792)
Prepaid expenses and other current assets	(7,033)	(3,607)	2,517
Accounts payable	11,336	22,953	2,962
Air traffic liability	61,268	32,729	(6,274)
Other accrued liabilities	3,240	2,117	5,158
Other assets and liabilities, net	1,255	582	(3,846)

Net cash provided by operating activities	178,764	150,297	136,451

Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(281,903)	(140,460)	(40,174)
Purchases of short-term investments	—	(109,623)	(41,056)
Sales of short and long-term investments	—	141,410	45,290

Net cash used in investing activities	(281,903)	(108,673)	(35,940)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	226	1,477	306
Convertible Notes:
Issuance of convertible notes	86,250	—	—
Purchase of call options and sale of common stock warrants, net	(19,504)	—	—
Proceeds from issuance of warrants	11,948	—	—
Long-term borrowings	132,000	54,746	—
Treasury stock repurchase	—	(9,998)	(754)
Repayments of long-term debt and capital lease obligations	(80,023)	(101,176)	(27,526)
Debt issuance costs	(8,726)	(2,837)	—
Forward sale of miles	—	—	24,086
Tax benefit from stock option exercise	46	463	243

Net cash provided by (used in) financing activities	122,217	(57,325)	(3,645)

Net increase (decrease) in cash and cash equivalents	19,078	(15,701)	96,866
Cash and cash equivalents—Beginning of Year	285,037	300,738	203,872

Cash and cash equivalents—End of Year	$304,115	$285,037	$300,738

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements

1. Business and Organization

        Hawaiian Holdings, Inc. (the "Company," "Holdings," "we," "us" and "our") and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. The Company's primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian.

        Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian operates various charter flights. Hawaiian is the largest airline headquartered in Hawaii and the twelfth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2011, latest data available. As of December 31, 2011, Hawaiian's fleet consisted of sixteen Boeing 717-200 aircraft for its Neighbor Island routes and sixteen Boeing 767-300 and five Airbus A330-200 aircraft for its North America, International and charter routes.

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

Restricted Cash

        At December 31, 2011 and 2010, restricted cash primarily consisted of cash deposits held by institutions that process credit card transactions for advance ticket sales (which funds are subsequently made available to Hawaiian as the related air travel is provided).

Spare Parts and Supplies

        Spare parts and supplies primarily consisted of expendable parts for flight equipment and other supplies that are valued at average cost. An allowance for obsolescence for expendable parts is provided over the estimated useful lives of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service. An allowance is also provided to reduce the carrying costs of excess spare parts to the lower of cost or net realizable value. These allowances are based on management's estimates and are subject to change.

Property and Equipment

        Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Boeing 717-200 aircraft and engines	7 - 10 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines	7 - 20 years, 0 - 10% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

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

        The Company accounts for nonrefundable maintenance deposits as an asset until it is determined that any portion of the estimated total amount of the deposit is less than probable of being returned on leased aircraft. In addition, payments of maintenance deposits that are not "substantially and contractually related to the maintenance of the lease assets" are expensed as incurred. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the lease asset". Therefore, the Company bifurcates deposit payments and expenses the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.

Goodwill and Indefinite-Lived Purchased Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a "two-step process". In the first step, the fair value of the Company's reporting unit is compared to its carrying value. If the fair value of the Company's reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required to be performed. If the carrying value of the net assets of the Company's reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Company's reporting unit's goodwill. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss is recorded equal to the difference. Management reviewed the carrying values of goodwill and intangible assets pursuant to the applicable provisions of ASC 350, "Intangibles—Goodwill and Other," and has concluded that as of October 1, 2011, such carrying values were not impaired nor was there any need to adjust the remaining useful lives for those intangible assets subject to amortization. In the event that the Company determines that the values of goodwill or intangible assets with indefinite lives have become impaired, the Company will incur an accounting charge during the period in which such determination is made. Changes in the estimated useful lives of intangible assets, if any, will be accounted for prospectively over such revised useful lives.

Impairment of Long-Lived Assets

        Long-lived assets used in operations, consisting principally of property and equipment, and intangible assets subject to amortization, are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The net carrying value of assets not recoverable is reduced to fair value if lower than carrying value. In determining the fair market value of the assets, the Company considers market trends, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows.

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

        Baggage fees, cargo and charter revenue are recognized when the transportation is provided. Ticket change fees are recognized at the time the fees are assessed. All other revenue is recognized as revenue when the related goods and services are provided.

Frequent Flyer Program

        HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program. The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expiration data.

        The Company also sells mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing-related activities that we conduct with the participating company. The estimated fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided (currently estimated at nineteen months). Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale as compensation for marketing services performed. The estimated fair value of the air transportation component is based on several factors, including the equivalent ticket value of similar Company fares and customer habits in redeeming free travel awards.

        Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is amortized over the period during which the mileage is projected to be used (currently estimated at five months).

        On an annual basis, the Company updates the deferral period, deferral rate, estimated breakage and incremental cost estimates based on the Company's historical data. The change to the 2011 assumptions did not have a significant impact to the Company's Consolidated Statement of Operations.

Commissions and Other Selling Expenses

        Commissions and other selling expenses include credit card commissions, the costs of free travel earned on flights and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation systems charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $9.2 million, $11.0 million, and $10.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Capitalized Interest

        Interest is capitalized upon acquisition of the aircraft, which includes any interest related to predelivery deposits and interest incurred for significant modifications made to the aircraft, and is depreciated over the estimated useful life of the asset once placed in service. The rate at which interest is capitalized is based on the Company's average borrowing rate, which was 6.6% in 2011 and 7.0% in 2010.

Earnings (Loss) Per Share

        Net income (loss) per share is reported in accordance with ASC 260, "Earnings Per Share". Under ASC 260, basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

        Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For further discussion on the convertible notes and warrants see Note 6—Debt.

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except for per share data)
Denominator:
Weighted average common shares outstanding—Basic	50,733	51,232	51,656
Assumed exercise of equity awards and warrants	—	1,250	848

Weighted average common shares outstanding—Diluted	50,733	52,482	52,504

Net income (loss) per common share
Basic	$(0.05)	$2.15	$2.26

Diluted	$(0.05)	$2.10	$2.22

        The table below approximates those shares excluded from the computation of diluted earnings per share because the awards would be antidilutive.

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Stock Options	527	187	1,034
Deferred Stock	1	123	—
Restricted Stock	339	308	44
Convertible notes(2)	8,450	—	—
Warrants(1)(2)	8,450	1,493	4,480

(1)
In 2010, the 1.5 million outstanding warrants with RC Aviation expired unexercised.

(2)
In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants as described in Note 6—Debt. These weighted common stock equivalents were excluded because their conversion price of $7.8819 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods. The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

Stock Compensation Plans

        The Company has a stock compensation plan for its subsidiaries' officers, other employees, contractors, consultants and non-employee directors. The Company accounts for stock compensation awards under ASC 718, "Share Based Payment".

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

Recently Adopted Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13, Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force (ASU 2009-13). This guidance defines whether multiple deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. This accounting standard became effective for new and materially modified revenue arrangements for the sale of miles to third parties entered into by the Company after January 1, 2011. This standard is not applicable to miles earned in connection with travel which are accounted for on an incremental cost basis. During 2011, the Company did not have any significant new or materially modified agreements that were subject to this accounting standard, therefore, this accounting standard did not have an impact on its consolidated financial statements. The Company anticipates an impact from this standard when significant third-party mileage sales agreements are executed or materially modified in future periods. In 2011, the Company entered into a new significant revenue arrangement, effective January 1, 2012, to sell frequent flyer miles to a credit card partner. The Company will apply the provisions of ASU 2009-13 to the agreement effective January 1, 2012 and is currently evaluating the effect on its financial statements.

Recently Issued Accounting Pronouncements

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

        In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income—Presentation of Comprehensive Income (ASU 2011-05). This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, amongst other things. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively. This ASU will not have a material effect on the Company's financial position or results of operations, but will change the Company's other comprehensive income disclosures effective January 2012.

        In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (ASU 2011-08). ASU 2011-08 amended Accounting Standards Codification, Intangibles—Goodwill and Other (ASC 350), to allow an entity the option to first assess the qualitative factors in testing goodwill for impairment, to determine whether or not it is necessary to perform the first step of the two-step impairment test originally outlined in ASC 350. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied prospectively. The Company will consider the provisions of ASU 2011-08 in its annual goodwill impairment test effective for the year ended December 31, 2012.

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

Level 1	—	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	—	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and
Level 3	—	Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

        The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$208,594	$208,594	$—	$—
Fuel derivative contracts, net*:
Crude oil caps/call options	1,511	—	1,511	—
Crude oil collars	231	—	231	—
Heating oil caps/call options	170	—	170	—
Heating oil collars	628	—	628	—

Total assets measured at fair value	$211,134	$208,594	$2,540	$—

Fuel derivative contracts, net*:
Crude oil collars	$90	$—	$90	$—
Heating oil collars	427	—	427	—

Total liabilities measured at fair value	$517	$—	$517	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$94,659	$94,659	$—	$—
U.S. government-sponsored enterprise notes	133,048	—	133,048	—
Fuel derivative contracts, net*:
Crude oil caps	6,609	—	6,609	—
Crude oil collars	2,174	—	2,174	—

Total assets measured at fair value	$236,490	$94,659	$141,831	$—

*
The net fuel derivative contract assets are reported in prepaid expenses and other assets in the Consolidated Balance Sheets as of December 31, 2011 and 2010.

        Cash equivalents.    The Company's cash equivalents consist of money market securities and U.S. government-sponsored enterprise notes. The money market securities are classified as Level 1 investments and are valued using inputs observable in markets for identical securities. The U.S. government-sponsored enterprise notes with contractual maturities less than three months are classified as Level 2 investments and valued using inputs observable in active markets for similar securities.

        Long-term investments.    During the quarter ended September 30, 2010, the Company sold all of its remaining auction rate securities for $26.7 million and recognized a pre-tax gain of approximately $1 million through nonoperating income (expense). These assets were previously classified as level 3 investments and valued using unobservable inputs.

        The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2010 is as follows:

Auction rate securities (Level 3)(*)
(in thousands)
Balance as of December 31, 2009	$29,921
Sale of long-term investments	(26,672)
Redemption	(4,075)
Accretion of discount	844
Realized net gains (losses):
Included in earnings	1,168
Reclassified from other comprehensive income	(1,186)

Balance as of December 31, 2010	$—

*
As of December 31, 2011 and 2010, there were no assets measured at fair value on a recurring basis using unobservable inputs (Level 3).

        Fuel derivative contracts.    The Company's fuel derivative contracts consists of heating oil and West Texas Intermediate (WTI) and Brent crude oil caps/call options and collars (a combination of call options and put options) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

        See Note 7—Leases, for information related to fair value measurements of nonfinancial assets on a nonrecurring basis performed during 2011.

4. Financial Instruments and Fuel Risk Management

Financial Instruments

        The fair value of the Company's debt (excluding obligations under capital leases) with a carrying value of $461.5 million and $146.4 million at December 31, 2011 and 2010, respectively, was approximately $445.2 million and $140.0 million. The Company's fair value estimates were based on either market prices or the discounted amount of future cash flows using its current incremental rate of borrowing for similar liabilities.

        The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Fuel Risk Management

        The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil and WTI and Brent crude oil caps/call options and collars. During the years ended December 31, 2011, 2010 and 2009, the Company primarily used heating oil and crude oil caps/call options and collars to hedge its aircraft fuel expense. As of December 31, 2011, the Company had outstanding fuel derivative contracts covering 62.6 million gallons of jet fuel that will be settled over the next 12 months. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

        The following table shows the amount and location of realized and unrealized gains and losses that were recognized during 2011, 2010, and 2009, and where those gains and losses were recorded in the Consolidated Statements of Operations.

	December 31,
Fuel derivative contracts	2011	2010	2009
	(in thousands)
Gains (losses) on fuel derivatives recorded in nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Losses realized at settlement	$(430)	$(3,199)	$(9,580)
Reversal of prior period unrealized amounts	(3,920)	(226)	11,646
Unrealized gains (losses) on contracts that will settle in future periods	(2,512)	4,066	226

Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(6,862)	$641	$2,292

        ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis. Based on the fair value of our fuel derivative contracts, our counterparties may require us to post collateral when the price of the underlying commodity decreases. The Company's accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty. The Company had no collateral posted with our counterparties as of December 31, 2011, 2010, and 2009.

        The following table presents the fair value of the asset and liability as well as the location of the asset and liability balances within the Consolidated Balance Sheets.

		Fair Value of Derivatives
		Assets as of		Liabilities as of
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
		(in thousands)
Fuel derivative contracts—due within one year	Prepaid expenses and other	$2,540	$8,783	$517	$—

5. Intangible Assets

        The following tables summarize the gross carrying values of intangible assets less accumulated amortization as of December 31, 2011 and 2010, and the useful lives assigned to each asset.

	As of December 31, 2011
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(105,228)	$14,672	7.5
Favorable aircraft and engine leases	32,710	(31,255)	1,455	7(*)
Favorable aircraft maintenance contracts	18,200	(8,576)	9,624	14(*)
Frequent flyer program—customer relations	12,200	(7,268)	4,932	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(1,975)	1,685	12

Total intangible assets	$199,670	$(154,302)	$45,368

	As of December 31, 2010
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(89,244)	$30,656
Favorable aircraft and engine leases	32,710	(26,599)	6,111
Favorable aircraft maintenance contracts	18,200	(7,268)	10,932
Frequent flyer program—customer relations	12,200	(6,164)	6,036
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(1,675)	1,985

Total intangible assets	$199,670	$(130,950)	$68,720

(*)
Weighted average based on gross carrying values and estimated useful lives as of June 2, 2005 (the date the Company emerged from bankruptcy). The range of useful lives was from sixteen years for a favorable aircraft lease to six years for a favorable aircraft maintenance contract.

        Amortization expense related to the above intangible assets was $23.4 million, $23.5 million and $23.5 million for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts is included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009. The estimated future amortization expense as of December 31, 2011 of the intangible assets subject to amortization is as follows (in thousands):

2012	$18,788
2013	2,640
2014	2,640
2015	2,640
2016	2,052
Thereafter	3,608

$32,368

6. Debt

        Long-term debt as of December 31, 2011 and 2010 consisted of the following obligations:

	2011	2010
	(in thousands)
Airbus A330-200 Aircraft Facility Agreements, fixed interest rates of 5.3081% - 6.461%, quarterly principal and interest payments, the remaining balance of $14.7 million due at maturity in 2023	$129,292	$—
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, the remaining balance of $39.7 million due at maturity on June 2019	185,730	—
Five year 5% unsecured convertible notes due in 2016, interest only semi-annual payments, $86.25 million due at maturity on March 15, 2016	86,250	—
Secured loan, variable interest rate of 3.66% at December 31, 2011, monthly interest only payments, the remaining balance of $52.2 million due at maturity on December 2013	77,318	88,846
Revolving Credit Facility, variable interest rate of 6.25% at December 31, 2011, interest only monthly payments, balance due at maturity on December 10, 2014	—	54,746
IRS note payable, interest at 5.0%, level quarterly principal and interest payments through June 1, 2011	—	2,821
Capital lease obligations (see Note 7)	435	42,382

Total long-term debt and capital lease obligations	$479,025	$188,795
Less unamortized discounts on debt:
5% notes payable due June 1, 2011	—	(23)
Convertible note due March 2016	(17,054)	—

	(17,054)	(23)
Less current maturities	(37,535)	(16,888)

	$424,436	$171,884

Revolving Credit Facilities

        In December 2010, Hawaiian, as borrower, with the Company as guarantor, entered into an Amended and Restated Credit Agreement with Wells Fargo Capital Finance, Inc., as arranger and administrative agent for the lenders, providing for a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million. The Company used the proceeds received from the issuance of the Convertible Notes to pay-off the outstanding Revolving Credit Facility balance of $54.7 million. As of December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility and $56.9 million available (net of various outstanding letters of credit) and is in compliance with its financial covenants under the Revolving Credit Facility.

Convertible Notes

        On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016. The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum. Interest is paid semi-annually, in arrears, on March 15 and September 15 each year, beginning on September 15, 2011.

        Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company's common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes. Upon conversion, the Company will have the right, at the Company's election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met:

  •
  During any calendar quarter after the calendar quarter ending June 30, 2011, and only during such calendar quarter, if the closing price of the Company's common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last day of such preceding calendar quarter;

  •
  During the five consecutive business days immediately after any 10 consecutive trading day period in which the average trading price per $1,000 principal amount of the Convertible Notes during such period was less than 97% of the product of the closing sale price of the common stock and the conversion rate on such trading day;

  •
  The Company makes specified distributions to holders of the Company's common stock or specified corporate transactions occur.

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

        When accounting for the Convertible Notes, the Company applied accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion. This guidance required the Company to separately account for the liability and equity components of the Convertible Notes in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance required bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense reflected in the Consolidated Statements of Operations.

        Accordingly, the Company recorded an adjustment to reduce the carrying value of the Convertible Notes by $19.5 million and recorded this amount in Shareholders' Equity. This adjustment was based on the calculated fair value of a similar debt instrument that did not have an associated equity component. The annual interest rate calculated for a similar debt instrument was 11.00%.

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

        The carrying value of the Convertible Notes is $69.2 million, net of $17.1 million of unamortized discounts at December 31, 2011. The discount is being amortized to interest expense over the remaining term of the Convertible Notes. Interest expense for the year ended December 31, 2011 was $3.8 million in addition to non-cash interest expense for the year ended December 31, 2011 was $2.4 million related to the amortization of the discount allocated to the debt component.

Convertible Note Hedges and Warrants

        In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions (the Convertible Note Hedges) and separate warrant transactions (the Warrants) with certain financial investors to reduce the potential dilution of the Company's common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion. The Convertible Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the Convertible Notes described above.

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

        Concurrent with the issuance of the Convertible Notes, the Company sold Warrants to certain financial institutions that permit such financial institutions to acquire shares of the Company's common stock. The Warrants are exercisable by the financial institutions for 10.9 million shares of the Company's common stock at a current exercise price of $10.00 per share. The Company received $11.9 million in proceeds from the sale of the Warrants. The Warrants expire at various dates beginning in June 2016 and ending in September 2016. The Warrants provide for net share settlement by the Company, subject to the option of the Company to deliver cash in lieu of shares if certain conditions under the Warrants have been met.

        The Company determined that the Convertible Note Hedges and Warrants meet the requirements of the FASB's accounting guidance for accounting for derivative financial instruments indexed to, and potentially settled in, a Company's own stock and other relevant guidance and, therefore, are classified as equity transactions. As a result, the Company recorded the purchase of the Convertible Note Hedges as a reduction in additional paid-in-capital and the proceeds of the Warrants as an increase to additional-paid-in-capital in the Consolidated Balance Sheets, and the Company will not recognize subsequent changes in the fair value of the agreements in the consolidated financial statements.

Airbus A330-200 Facility Agreements

        In 2011, the Company borrowed $132.0 million through two secured loan agreements to finance a portion of the purchase price of two Airbus A330-200 aircraft that Hawaiian took delivery of in April and October 2011. These loan agreements have fixed interest rates ranging from 5.3081% - 6.461%, with principal and interest payments due quarterly, and maturity dates in 2023. One of the facility agreements has a balloon payment of $14.7 million due at maturity in October 2023.

Boeing 717-200 Facility Agreements

        On June 27, 2011, Hawaiian borrowed $192.8 million through fifteen separate secured loan agreements to finance a portion of the purchase price of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, that Hawaiian previously leased under four capital and eleven operating leases. See additional discussion of the purchase agreement at Note 7 to the consolidated financial statements. The loan agreements bear interest at 8% per annum and are subject to a balloon payment of $39.7 million at the maturity date of June 2019.

        As of December 31, 2011, the scheduled maturities of long-term debt are as follows (in thousands):

2012	$37,465
2013	91,119
2014	27,960
2015	29,674
2016	115,933
Thereafter	176,439

        Cash payments for interest totaled $15.6 million, $10.1 million and $11.5 million in 2011, 2010 and 2009, respectively.

7. Leases

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

        On June 27, 2011, Hawaiian terminated lease agreements and concurrently entered into a purchase agreement with the lessor covering fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines. These aircraft were previously operated by Hawaiian under four capital and eleven operating lease agreements. The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements with Boeing Capital, cash payment of $25.0 million, and the non-cash application of maintenance and security deposits held by the previous lessor and current debt financier of $12.2 million. This purchase price was reduced by certain previously recorded lease valuation adjustments related to these aircraft. The Company recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840—Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases. As a result, the Company reduced the value of the fifteen Boeing 717-200 to their fair value of $135 million on its

Consolidated Balance Sheets and recorded lease termination charges of $70.0 million on the Consolidated Statements of Operations. The Company determined the valuation of the aircraft based on a third-party appraisal that considered multiple inputs, including market transactions for similar aircraft and information specific to the condition of each aircraft. As a result, this fair value measurement was considered a Level 3 measurement as described in Note 3 to the consolidated financial statements. See additional information on the loan agreements at Note 6 to the consolidated financial statements.

        As of December 31, 2011, the Company had lease contracts for 13 of its 37 aircraft. All 13 aircraft lease contracts were accounted for as operating leases in accordance with ASC 840, "Accounting for Leases". These aircraft leases have remaining lease terms ranging from approximately one year to nine years. Under these lease agreements, the Company is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by the Company to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once the Company successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

        In February 2011, the Company renegotiated its operating lease for its general office space, extending the lease through 2026.

        As of December 31, 2011, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year are as follows:

	Capital Leases	Operating Leases
	Other	Aircraft	Other
	(in thousands)
2012	$102	$82,798	$3,709
2013	102	75,924	4,510
2014	102	71,345	5,178
2015	102	70,739	5,262
2016	102	54,030	5,149
Thereafter	24	194,558	25,097

	534	$549,394	$48,905

Less amounts representing interest	99

Present value of minimum capital lease payments	$435

        Rent expense was $156.7 million, $146.3 million and $129.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

8. Income Taxes

        The significant components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current
Federal	$(36,515)	$18,364	$4,110
State	(5,686)	5,360	1,366

	(42,201)	23,724	5,476

Deferred
Federal	$37,150	$(44,158)	$(20,000)
State	6,618	(7,832)	(5,000)

	43,768	(51,990)	(25,000)

Income tax expense (benefit)	$1,567	$(28,266)	$(19,524)

        Cash payments (refunds) for income taxes were ($21.3) million, $26.0 million and $23.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, the Company recorded income taxes receivable of $23.5 million and $4.5 million, respectively, for overpayments and net operating loss carrybacks. After these amounts are collected, no additional carrybacks are available.

        The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax expense (benefit) computed at the statutory federal rate	$(368)	$28,696	$34,019
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	132	5,033	4,222
Nondeductible meals	538	436	374
Change in tax law—Medicare Part D Subsidy	—	1,341	—
Change in valuation allowance	—	(57,530)	(60,202)
Change in FASB Interpretation No. 48 (FIN 48) liability	(1,983)	(5,980)	1,867
Effect of change in state apportionment rates and tax rates	2,624	—	—
Resolution of prior year tax matters	618	—	—
Other	6	(262)	196

Income tax expense (benefit)	$1,567	$(28,266)	$(19,524)

        During 2009, the Company recorded an income tax benefit of $60.2 million for the reduction in the valuation allowance, which included a $25.0 million partial release of the valuation allowance as of December 31, 2009. Included in this tax benefit was $18.2 million related to changes in the Company's tax accounting methods to accelerate tax deductions for certain costs. The valuation allowance was also affected by the changes in the components of accumulated other comprehensive loss which decreased the valuation allowance attributable to accumulated other comprehensive loss by $1.5 million in 2009.

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

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As a result of positive forecasted earnings in the future and certain tax planning strategies, management concluded that it was more likely than not that the Company will realize its deferred tax assets, and therefore, the Company has not recorded a valuation allowance as of December 31, 2011.

        The components of the Company's deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$120,958	$84,684
Leases	6,491	22,854
Air traffic liability	9,745	30,304
Federal and state net operating loss carryforwards	39,271	591
Alternative minimum tax credit carryforwards	4,563	—
Other assets and liablities	22,466	30,636

Net deferred tax assets	$203,494	$169,069

Deferred tax liabilities:
Intangible assets	$(16,429)	$(24,738)
Plant and equipment, principally accelerated depreciation	(104,754)	(60,584)
Other	(7,456)	(4,248)

Total deferred tax liabilities	(128,639)	(89,570)

Net deferred tax asset	$74,855	$79,499

        At December 31, 2011, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $4.6 million, which is available for an indefinite period, and federal and state net operating loss carryforwards of $127.7 million. The tax benefit of net operating loss carryforwards as of December 31, 2011 was $39.3 million, of which $0.4 million expires in 2026, $0.6 million expires in 2027 and $38.3 million expires in 2031.

        In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. The Company does not expect that the unrecognized tax benefit related to uncertain tax positions will significantly change within the next twelve months.

        The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2011	2010	2009
	(in thousands)
Balance at January 1	$1,983	$8,577	$6,710
Increases related to prior year tax positions	—	686	1,867
Decreases related to prior year tax positions	(367)	—	—
Settlements with taxing authority	(490)	(1,133)	—
Effect of the exipration of statutes of limitation	(1,126)	(6,147)	—

Balance at December 31	$—	$1,983	$8,577

        The Company records interest and penalties relating to unrecognized tax benefits in other nonoperating expense in its Consolidated Statements of Operations. Interest and penalties amounted to none, $0.3 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recorded an offset to interest expense of $0.6 million, $1.4 million and none during the years ended December 31, 2011, 2010 and 2009, respectively. The Company had accrued interest and penalties of none and $0.6 million at December 31, 2011 and 2010, respectively.

        The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for tax years 2009 and beyond remain subject to examination by the Internal Revenue Service ("IRS"). The IRS commenced examination of the Company's federal income tax return for 2009 in the third quarter of 2011. As of December 31, 2011, the IRS had not proposed any adjustments to the Company's return. The IRS concluded its examination of the Company's federal income tax returns for tax years 2005, 2007 and 2008 during the year ended December 31, 2011. The Company is not currently under audit in any other taxing jurisdiction in which it operates and the related state and local income tax returns remain open to examination. The Company believes, however, that any potential assessment in these jurisdictions would be immaterial.

9. Benefit Plans

Defined Benefit Plans

        Hawaiian sponsors various defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union and Network Engineering Group). The plans for the IAM and other employees were frozen in exchange for defined contribution plans in prior years. Effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen and Hawaiian began making contributions to an alternate defined contribution retirement program for pilots. All of the pilots' accrued benefits under their defined benefit plan at the date of the freeze were preserved, but there are no further benefit accruals subsequent to the date of the freeze (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005). In addition, Hawaiian sponsors four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits.

        The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets as of December 31, 2011 and 2010:

	2011		2010
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of period	$347,592	$108,834	$342,760	$92,797
Service cost	2,833	6,342	3,271	5,705
Interest cost	19,426	6,657	19,338	5,607
Actuarial (gains) losses	38,747	37,380	(161)	7,294
Benefits paid	(17,311)	(3,016)	(17,616)	(2,597)
less: federal subsidy on benefits paid	N/A	—	N/A	28

Benefit obligation at end of year(a)	$391,287	$156,197	$347,592	$108,834

Change in plan assets
Fair value of assets, beginning of period	$231,824	$8,684	$195,702	$6,678
Actual return on plan assets	(11,283)	(113)	17,652	786
Employer contribution	10,929	4,315	36,086	3,817
Benefits paid	(17,311)	(3,016)	(17,616)	(2,597)

Fair value of assets at end of year	$214,159	$9,870	$231,824	$8,684

Funded status at December 31,	$(177,128)	$(146,327)	$(115,768)	$(100,150)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(17)	$(2,696)	$(17)	$(2,176)
Noncurrent benefit liability	(177,111)	(143,631)	(115,751)	(97,974)

	$(177,128)	$(146,327)	$(115,768)	$(100,150)

Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$96,195	$47,560	$28,335	$9,540
Prior service credit	(59)	(25)	(62)	(27)

	$96,136	$47,535	$28,273	$9,513

(a)
The accumulated pension benefit obligation as of December 31, 2011 and 2010 was $381.9 million and $336.6 million, respectively.

        The following table sets forth the net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$2,833	$6,342	$3,271	$5,705	$3,274	$4,245
Interest cost	19,425	6,657	19,338	5,607	18,952	4,742
Expected return on plan assets	(18,014)	(774)	(16,017)	(624)	(12,072)	(444)
Recognized net actuarial (gain) loss	184	278	165	40	584	(373)
Prior service (credit) cost	(2)	(2)	(2)	(2)	(35)	51

Net periodic benefit cost	$4,426	$12,501	$6,755	$10,726	$10,703	$8,221

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial (gain) loss	$68,045	$38,297	$(1,799)	$7,143	$(11,552)	$9,097
Amortization of actuarial gain (loss)	(184)	(278)	(165)	(40)	(584)	373
Current year prior service (credit) cost	—	—	—	—	968	(824)
Amortization of prior service credit (cost)	2	2	2	2	35	(51)

Total recognized in other comprehensive loss	$67,863	$38,021	$(1,962)	$7,105	$(11,133)	$8,595

Total recognized in net periodic benefit cost and other comprehensive loss	$72,289	$50,522	$4,793	$17,831	$(430)	$16,816

        The following actuarial assumptions were used to determine the net periodic benefit expense and the projected benefit obligation at December 31:

	Pension			Postretirement		Disability
	2011		2010	2011	2010	2011		2010
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
Discount rate to determine net periodic benefit expense	5.71%		5.79%	5.81%	5.98%	5.59%		5.66%
Discount rate to determine projected benefit obligation	4.94%		5.71%	5.14%	5.81%	4.91%		5.59%
Expected return on plan assets	7.90	%++	7.90%	N/A	N/A	7.50	%++	7.50%
Rate of compensation increase	Various	+	Various +	N/A	N/A	Various	+	Various +

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase which range from 2.0% to 7.50%.

++
Expected return on plan assets used to determine the net periodic benefit expense for 2012 will be 7.30% for Pension and 6.90% for Disability.

        Estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 are $4.3 million and $2.6 million in pension benefits and other postretirement benefits, respectively. Amounts are generally amortized into accumulated other comprehensive loss over the average future service to expected retirement age (exception: Salaried and IAM pension plans use average expected future lifetime of plan participants).

        At December 31, 2011 and December 31, 2010, the health care cost trend rate was assumed to be 9.0% and to decrease gradually to 4.75% in 2019. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost for the year ended December 31, 2011	$2,103	$(1,663)
Effect on postretirement benefit obligation at December 31, 2011	23,042	(18,577)

Plan Assets

        The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from any security class will not have an unduly detrimental impact on the entire portfolio. The actual allocation of our pension plan assets, target allocation of assets by category and the expected long-term rate of return by category at December 31, 2011 are as follows:

	Asset Allocation
			Expected Long-Term Rate of Return
	2011	Target
Equity securities—Domestic	35.0%	32.0%	9.19%
Equity securities—Foreign	28.5%	33.0%	10.05%
Fixed Income Securities	36.5%	35.0%	3.80%

	100.0%	100.0%

        As discussed in Note 3 to the consolidated financial statements, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities;

  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and

  Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

        The table below presents the Company's pension plan and other postretirement plan investments (excluding cash) as of December 31, 2011 and 2010:

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$25	$25	$—	$—
Equity securities:
Common stock—Domestic	38,860	38,860	—	—
Common stock—Foreign	28,105	28,105	—
Real estate investment trusts—Domestic	3,450	—	3,450	—
Real estate investment trusts—Foreign	1,488	—	1,488	—
Preferred stock—Foreign	236	236	—
Other equities—Domestic	253	253	—	—
Other equities—Foreign	88	88	—	—
Equity Index Funds	57,148		57,148
Fixed income securities:
Government bonds—Domestic	4,848	—	4,848	—
Government bonds—Foreign	14,539	—	14,539	—
Mortgage-based securities	3,556	—	3,556	—
Corporate bonds—Domestic	6,713	—	6,713	—
Corporate bonds—Foreign	5,270	—	5,270	—
State and Local bonds	448	—	448	—
Fixed income fund	40,517	—	40,517	—
Common collective trust fund	2,395	—	2,395	—
Forward contracts	(85)	—	(85)	—
Insurance company pooled separate account	4,640		4,640	—

Total	$212,494	$67,567	$144,927	$—

Postretirement Assets:
Common collective trust fund	$9,809	$—	$9,809	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$75	$75	$—	$—
Equity securities:
Common stock—Domestic	69,701	69,701	—	—
Common stock—Foreign	65,213	65,213	—	—
Real estate investment trusts—Domestic	6,428	—	6,428	—
Real estate investment trusts—Foreign	4,017	—	4,017	—
Other equities	2,716	2,716	—	—
Fixed income securities:
Government bonds—Domestic	5,958	—	5,958	—
Government bonds—Foreign	25,366	—	25,366	—
Mortgage-based securities	2,353	—	2,353	—
Corporate bonds—Domestic	23,496	—	23,496	—
Corporate bonds—Foreign	14,629	—	14,629	—
State and Local bonds	853	—	853	—
Pooled and mutual funds	2,296	—	2,296	—
Forward contracts	263	—	263	—
Insurance company pooled separate account	3,567	2,123	1,444	—

Total	$226,931	$139,828	$87,103	$—

Postretirement Assets:
Pooled and mutual funds	$8,620	$—	$8,620	$—

        Cash equivalents, common stocks, preferred stock and other equities.    These investments are valued at the closing price reported on the active market on which the individual securities are traded.

        Equity Index Funds.    The Company invests in Blackrock S&P 500 Fund and Thornberg International Equity Fund. The investment objective of these investments is to obtain a reasonable rate of return while investing, principally or entirely in foreign or domestic equity securities. These securities are not available in an active market; however, the fair value is determined based on the net asset value of the underlying investments as traded in an exchange and active market.

        Fixed Income Fund.    The Company invests in PIMCO Total Return Fund. The investment objective is to obtain a reasonable rate of return while investing, principally in foreign or domestic bonds. The PIMCO Total Return Fund is not available in an exchange and active market; however the fair value is determined based on the net asset value of the underlying investments as traded in an exchange and active market.

        Insurance Company Pooled Separate Account.    The investment objective of the Insurance Company Pooled Separate Account is to invest in short-term cash equivalent securities to provide a high current income consistent with the preservation of principal and liquidity. The Insurance Company Pooled Separate Account is not available in an exchange and active market; however, the fair value is determined based on the net asset value of the underlying investments as traded in an exchange and active market.

        Common collective trust (CCT).    The investment objective of the Short Term Investment Fund is to obtain a reasonable rate of return while investing, principally or entirely, in foreign or domestic bonds, debentures, mortgages, equipment or other trust certificates, notes obligations issued by or guaranteed by the United States Government or its agencies, bank certificates of deposit, bankers'

acceptances and repurchase agreements, high grade commercial paper and other instruments with money market characteristics with a fixed or variable interest rate. The CCT is valued based upon the quoted redemption value of units owned by the Plan at year end. The CCT is not available in an exchange and active market; however, the fair value is determined based on the net asset value of the underlying investments as traded in an exchange and active market.

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

        The Company made contributions of $12.9 million and $37.9 million in 2011 and 2010, respectively, to its defined benefit pension plans and disability plan. Based on current legislation and current assumptions, the Company anticipates contributing $10.2 million to Hawaiian's defined benefit pension plans and disability plan during 2012. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2012	$18,272	$3,660	$(36)
2013	19,181	4,385	(45)
2014	20,420	4,960	(52)
2015	21,494	5,523	(60)
2016	22,608	6,121	(66)
2017-2021	129,214	40,970	(493)

Defined Contribution Plans

        The Company also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Depending upon the employee group, employer contributions consist of matching contributions based on percentages ranging from 2% to 5.04% for employer contributions and 0% to 5% for matching contributions (excludes pilots, which are awarded based on target benefit contributions) of eligible earnings or participant contributions depending on the terms of each plan. In 2010, the Company ratified new contracts with the Air Line Pilots Association (ALPA) which led to increases to the target benefit contributions during 2010. Contributions to the Company's defined contribution plans were $18.5 million, $16.5 million, and $14.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

10. Capital Stock and Share Based Compensation

Common Stock

        The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

        No dividends were paid by the Company during the years ended December 31, 2011, 2010 and 2009. Provisions in certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

Special Preferred Stock

        The IAM, AFA, and ALPA each hold one share of Special Preferred Stock, which entitles each union to nominate one director to the Company's Board of Directors. In addition, each series of the Special Preferred Stock, unless otherwise specified: (i) ranks senior to the Company's common stock and ranks pari passu with such series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights unless a dividend is declared and paid on the Company's common stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the common stock; (iii) is entitled to one vote per share of such series and votes with the common stock as a single class on all matters submitted to holders of the Company's common stock; and (iv) automatically converts into the Company's common stock on a 1:1 basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements.

Share Based Compensation

        The Company has a stock compensation plan for its subsidiaries' officers, other employees, contractors, consultants and non-employee directors.

        ASC 718, "Stock Based Compensation", requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using the following: (1) option-pricing models for grants of stock options, (2) Monte Carlo simulations for restricted stock units with a market condition, or (3) fair value at the measurement date (usually the grant date) for awards of stock subject to time and / or performance-based vesting. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

        In accordance with ASC 718, the Company records benefits of tax deductions in excess of recognized stock compensation expense as financing cash flows. For the years ended December 31, 2011, 2010 and 2009, there were excess tax benefits of $0.1 million, $0.5 million, and $0.2 million respectively, which are classified as financing cash flows in the accompanying Consolidated Statements of Cash Flows.

        Total share-based compensation expense recognized by the Company under ASC 718 was $4.3 million, $5.0 million, and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, $4.0 million of share-based compensation expense related to unvested stock options and other awards (inclusive of $0.3 million for stock options and other awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.1 years.

Performance and Market-Based Stock Awards

        During 2011, the Company granted performance-based awards covering 238,627 shares of Company Common Stock (the Target Award) with a maximum payout of 477,254 shares of Common Stock (the Maximum Award) to employees pursuant to the Company's 2005 Stock Incentive Plan. The Company records expense for the performance awards based on the number of shares granted under the Target Award. These awards vest over a period of three years. The Company valued the performance-based awards using grant date fair values equal to the Company's share price on the measurement date. In 2010, the Company granted 477,802 shares of performance-based awards and 238,901 shares of market-based awards. The Company valued the 2010 performance-based awards using grant date fair values equal to the Company's share price on the measurement date. The Company valued the 2010 market-based awards using a lattice model with the following assumptions: expected volatility of 68.5%, risk-free interest rate of 1.21%, expected life of 3.5 years and expected dividend yield of zero.

        The following table summarizes information about performance and market-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2010	716,703	$6.53
Granted during the period	238,627	6.12
Vested during the period	(209,767)	6.71
Forfeited during the period	(11,000)	6.84

Non-vested at December 31, 2011	734,563	$6.34

Time-Based Stock Awards

        During 2011, the Company awarded 333,349 time-based stock awards to employees and non-employee directors, pursuant to the Company's 2005 Stock Incentive Plan. These awards vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date.

        The following table summarizes information about outstanding time-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2010	543,050	$6.22
Granted during the period	333,349	5.96
Vested during the period	(295,957)	6.12
Forfeited during the period	(33,899)	6.33

Non-vested at December 31, 2011	546,543	$6.11

11. Commitments and Contingent Liabilities

Commitments

        As of December 31, 2011, the Company had capital commitments consisting of firm aircraft orders for sixteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and six Rolls Royce spare engines scheduled for delivery through 2020. The Company has purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability. The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

        Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the next five years and thereafter are detailed below as of the date of filing:

	Capital		Operating	Total Commited Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
2012	$318,690	*	$27,808	$346,498	$223,000	$123,498
2013	462,519	*	27,669	490,188	180,000	310,188
2014	421,151		27,360	448,511	—	448,511
2015	253,241		27,401	280,642	—	280,642
2016	80,451		28,046	108,497	—	108,497
Thereafter	722,414		256,710	979,124	—	979,124

*
See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Airbus A330-200 Facility Agreement Commitments

        Hawaiian has commitments for two separate secured loan agreements, entered into in June 2011, totaling $133 million to finance a portion of its capital commitments for two upcoming Airbus A330-200 aircraft deliveries in the first half of 2012. The loan agreements will bear interest at Hawaiian's election, at either a floating rate based on a margin over LIBOR or a fixed rate with maturity dates of April 2022 and March 2024.

        The anticipated future principal payments and commitment fees for these facility agreements are approximately $8 million in 2012, $9 million in 2013, $10 million in 2014, $10 million in 2015, $10 million in 2016 and $87 million thereafter.

Purchased Aircraft Lease Financing Agreement and Aircraft Lease Commitments

        In October 2011, Hawaiian entered into an agreement with a third-party aircraft lessor for the sale and leaseback of three Airbus A330-200 aircraft with scheduled delivery dates in the second quarter of 2012 and the first half of 2013 with total proceeds of approximately $270 million as of December 31, 2011. These sale and leaseback transactions have initial lease terms of twelve years with the option to extend an additional twenty-four months. Rent under each lease is payable monthly at a fixed rate to be determined at delivery of each aircraft.

        In addition to aircraft purchase commitments and related financing described above, Hawaiian has two separate eight-year lease agreements for an additional two Boeing 717-200 aircraft with delivery dates in the first quarter of 2012 and a twelve-year operating lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter 2012. The Company will determine whether these leases will be classified as capital or operating leases in the period it takes delivery of each aircraft.

        The anticipated future payments for these leases are approximately $15 million in 2012, $38 million in 2013, $41 million in 2014, $41 million in 2015, $41 million in 2016 and $302 million thereafter.

Litigation and Contingencies

        The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company's operations, business or financial condition.

General Guarantees and Indemnifications

        In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in the contract. It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of or relate to the lessee's use of the leased aircraft or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the real estate leased premises. The Company expects that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases. Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

        Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $30.9 million at December 31, 2011. The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis. As of December 31, 2011, we were subject to a 25% holdback as we met the operating income financial trigger with our primary credit card processing arrangement. No amounts were subject to this holdback at December 31, 2010. Under the terms of the credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers. Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under our other debt or lease obligations and have a material adverse impact on us.

12. Geographic Information

        The Company has no other significant operations other than the operations of its wholly-owned subsidiary, Hawaiian Airlines, Inc. Principally all operations of Hawaiian either originate and/or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's chief operating decision maker makes resource allocation decisions to maximize the Company's consolidated financial results.

        Revenues from other lines of business are below the quantitative threshold for reporting reportable segments and consist of revenues from Hawaiian Gifts, LLC. The difference between the financial information of the Company's one reportable segment and financial information included in the accompanying consolidated statements of operations as a result of this entity is not significant.

        The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$1,272,196	$1,177,474	$1,085,792
Pacific	378,263	132,619	97,514

Total operating revenue	$1,650,459	$1,310,093	$1,183,306

        Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.

13. Parent Company Only Financial Information

        In accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to provide condensed financial information of Hawaiian Holdings, Inc. as a result of restrictions in Hawaiian's debt agreements. Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009:

Condensed Statements of Operations
Years ended December 31, 2011, 2010 and 2009

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating expenses	$4,467	$4,098	$3,656

Operating loss	(4,467)	(4,098)	(3,656)
Nonoperating income (loss)	(6,081)	98	374

Loss before undistributed earnings of Hawaiian Airlines, Inc.	(10,548)	(4,000)	(3,282)
Undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	7,899	114,255	120,002

Net income (loss)	$(2,649)	$110,255	$116,720

 Condensed Balance Sheets
December 31, 2011 and 2010

	December 31,
	2011	2010
	(in thousands)
ASSETS
Current Assets:
Cash	$97,219	$19,967
Other	48	75

Total	97,267	20,042

Gains in excess of Investment in Hawaiian Airlines, Inc	149,406	204,219
Due from Hawaiian Airlines, Inc	44,383	53,942
Deferred tax assets, net	302	—
Other noncurrent assets	2,211	—

Total assets	$293,569	$278,203

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$202	$325
Other	1,295	9

Total	1,497	334

Long-term debt	$69,196	$—
Shareholders' equity	222,876	277,869

Total liabilities and shareholders' equity	$293,569	$278,203

 Condensed Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	Years ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities:
Net income (loss)	$(2,649)	$110,255	$116,720
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	(7,899)	(114,255)	(120,002)
Other operating activities, net	4,026	(48)	246

Net cash used in operating activities	(6,522)	(4,048)	(3,036)
Investing Activities:
Net payments from Hawaiian Airlines	8,244	4,507	3,252

Net cash provided by investing activities	8,244	4,507	3,252

Financing Activities:
Long-term borrowings	86,250	—	—
Debt issuance costs	(3,390)	—	—
Proceeds from exercise of stock options	226	1,477	309
Proceeds from issuance of warrants	11,948	—	—
Treasury stock repurchase	—	(9,998)	(754)
Purchase of call options related to convertible debt	(19,504)	—	—
Tax benefit from stock option exercise	—	—	243

Net cash (used in) provided by financing activities	75,530	(8,521)	(202)

Net (decrease) increase in cash	77,252	(8,062)	14
Cash—Beginning of Year	19,967	28,029	28,015

Cash—End of Year	$97,219	$19,967	$28,029

Long-Term Debt

        On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016. In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions (the Convertible Note Hedges) and separate warrant transactions (the Warrants) with certain financial investors to reduce the potential dilution of the Company's common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion. The Convertible Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the Convertible Notes.

        For further discussion on the Convertible Notes and Convertible Note Hedges and Warrants, see Note 6 to the consolidated financial statements.

14. Supplemental Financial Information (unaudited)

        Unaudited Quarterly Financial Information:

Supplementary Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2011:
Operating revenue	$365,609	$395,015	$455,859	$433,975
Operating income (loss)	(4,945)	(70,181)	60,947	34,462
Nonoperating income (loss)	6,431	(12,392)	(13,621)	(1,783)
Net income (loss)	855	(50,042)	25,617	20,921
Net income (loss) per common stock share:
Basic	0.02	(0.99)	0.50	0.41
Diluted	0.02	(0.99)	0.50	0.40
2010:
Operating revenue	$298,376	$315,889	$352,029	$343,799
Operating income	5,578	23,998	39,278	22,424
Nonoperating income (loss)	(5,209)	(8,087)	2,882	1,125
Net income	216	8,993	30,467	70,579
Net income per common stock share:
Basic	—	0.17	0.60	1.41
Diluted	—	0.17	0.59	1.36

        In the second quarter of 2011, the Company entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft. The excess of the purchase price paid over the fair value of the aircraft, which was $70.0 million, was recognized as a cost of terminating the leases and recorded on the Consolidated Statements of Operations.

        In the third quarter of 2010, the Company released approximately $5.7 million of its uncertain tax positions due to the expiration of the applicable statute of limitations on those tax positions which was recorded as an income tax benefit. In the fourth quarter of 2010, the Company analyzed its tax valuation allowance and, as a result, released its remaining valuation allowance of approximately $57.5 million, resulting in an income tax benefit of $47.0 million.

        The sum of the quarterly earnings per share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2011, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

        We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of Hawaiian Holdings, Inc. and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 9, 2012

ITEM 9B.    OTHER INFORMATION.

        In connection with Mr. Topping's employment as our Executive Vice President, Chief Financial Officer and Treasurer, we entered into an executive severance agreement with Mr. Topping, dated February 7, 2012, pursuant to which he will be entitled to a lump sum payment equal to 12 months' base salary in the event that his employment is terminated by us without cause or by Mr. Topping for good reason.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules:

(1)
Financial Statements of Hawaiian Holdings, Inc.

i.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.
Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009.

iii.
Consolidated Balance Sheets, December 31, 2011 and 2010.

iv.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years ended December 31, 2011, 2010 and 2009.

v.
Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010 and 2009.

vi.
Notes to Consolidated Financial Statements.

  (2)
  Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.

        The information required by Schedule I, "Condensed Financial Information of Registrant" has been provided in Note 14 to the consolidated financial statements. All other schedules have been omitted because they are not required.

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
4.3	Form of 5.00% Senior Convertible Note due 2016 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011 and incorporated by reference to Exhibit 4.2 thereto).*
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
10.15.1
Form of Hawaiian Holdings, Inc. Restricted Stock Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
10.15.2
Form of Hawaiian Holdings, Inc. Restricted Stock Unit Award Agreement for certain employees and executive officers (filed as Exhibit 10.15.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011).*.+
10.15.3
Form of Hawaiian Holdings, Inc. Performance-Based Restricted Stock Unit Award Agreement for certain employees and executive officers (filed as Exhibit 10.15.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011).*+
10.16
Form of Hawaiian Holdings, Inc. Deferred Stock Unit Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 29, 2009).*+
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
10.21
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of December 26, 2007, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and Hawaiian Airlines, Inc., but effective as of November 8, 2007 (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on December 31, 2007).*+
10.21.1
Amendment No. 2 to Amended and Restated Employment Agreement, dated as of May 6, 2010 by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.1(1) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).*+

10.21.2	Employment Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.2(2) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).*+
10.21.3
Type A Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3(2) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).*+
10.21.4
Type B Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.4(2) to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 28, 2010).*+
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
10.25	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers (filed as Exhibit 10.25 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011).*+
10.26
Amended and Restated Credit Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders filed as Exhibit 10.26 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.26.1
Amendment Number Two to Amended and Restated Credit Agreement, dated as of March 16, 2011, entered into by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto ("the Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2011).*

10.26.2	Amendment Number Three to Amended and Restated Credit Agreement, Waiver and Extension, dated as of June 28, 2011, entered into by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011).*
10.26.3
Amendment Number Four to Amended and Restated Credit Agreement and Amendment Number One to Amended and Restated Security Agreement, dated as of October 13, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders.
10.27
Amended and Restated General Continuing Guaranty, dated as of December 10, 2010, by Hawaiian Holdings, Inc. in favor of Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein)(filed as Exhibit 10.27 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.28
Amended and Restated Security Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., those additional entities party thereto from time to time and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein)(filed as Exhibit 10.28 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.29
Amended and Restated Engine and Spare Parts Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.29 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.30
Consolidated, Supplemented, Amended and Restated Aircraft Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein). (filed as Exhibit 10.30 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.31
Waiver, Extension, and Amendment under Credit Agreement, dated as of January 24, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders. (filed as Exhibit 10.31 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
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
10.44.1
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*
10.44.2
Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010) in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡.
10.44.3
Amendment No. 4 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.44.4
Amendment No. 5 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.4 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.44.5	Amendment No. 6 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. ‡
10.44.6
Amended and Restated Letter Agreement No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.45
Lease Agreement N483HA, dated as of August 29, 2008, between Wells Fargo Bank Northwest, National Association, and Hawaiian Airlines, Inc. for one Boeing 717-200 aircraft (filed as Exhibit 10.45 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N489HA, dated October 9, 2008, with Wells Fargo Bank Northwest, National Association, and a Lease Agreement N490HA, dated December 1, 2008, with Wells Fargo Bank Northwest, National Association, each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N483HA, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements are not being filed herewith.*‡

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
10.47
General Terms Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited, and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B Engines (filed as Exhibit 10.47 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement is not being filed herewith.*‡
10.48
Amendment #1 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.10 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.48.1
Amendment #2 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.11 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.48.2	Amendment #3 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡
10.49
Amendment #1 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.12 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on July 21, 2011).*‡
10.49.1
Amendment #2 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.50	Aircraft Lease Agreement, dated as of October 31, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (filed as Exhibit 10.48 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.51
Amendment No. 1 to Lease Agreement (Aircraft No. 2), dated as of November 10, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*‡
10.52
Amendment Number One to Aircraft Lease Agreement, dated as of November 10, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. (filed as Exhibit 10.50 to the Form 10-K filed by the Company on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.53
Complete Fleet Services Agreement, dated as of December 14, 2009, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*
10.54
Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.55
Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.56
Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.57
Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.58
Additional Call Option Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.59
Additional Call Option Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.60
Additional Warrants Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.61
Additional Warrants Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*

10.62	Loan Agreement [1217], dated as of April 6, 2011, by and among Hawaiian Airlines, Inc., Natixis as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen-Thüringen Girozentrale, KfW IPEX-Bank GmbH and Natixis Transport Finance, as joint lead arrangers; and any additional lenders from time to time party thereto (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Loan Agreement [1295], dated as of June 29, 2011 by and among Landesbank Hessen-Thüringen Girozentrale, as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen-Thüringen Girozentrale, KFW IPEX-Bank GmbH and Natixis Transport Finance, as lenders; and any additional lenders from time to time party thereto, which loan agreement is substantially identical to Loan Agreement [1217], except with respect to total principal amount and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this loan agreement was not filed.*‡
10.63
Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.64
Facility Agreement [Hawaiian 717-200 [55001]], dated as of June 27, 2011 by and between Hawaiian Airlines, Inc. and Boeing Capital Loan Corporation (filed as Exhibit 10.3 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Facility Agreement [Hawaiian 717-200 [55002]],, dated as of June 27, 2011 ; Facility Agreement [Hawaiian 717-200 [55118]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55121]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55122]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55123]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55124]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55125]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55126]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55128]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55129]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55130]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55131]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55132]], dated as of June 27, 2011; and Facility Agreement [Hawaiian 717-200 [55151]], dated as of June 27, 2011, which facility agreements are substantially identical to Facility Agreement 55001, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed.*‡

10.65	Lease Agreement 491HA, dated as of June 28, 2011, by and between Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of a trust beneficially owned by BCC Equipment Leasing Corporation, and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Lease Agreement 492HA, dated as of June 28, 2011; and Lease Agreement 493HA, dated as of June 28, 2011, which lease agreements are substantially identical to Lease Agreement 491HA, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.66
Facility Agreement [Hawaiian A330 [1259]], dated as of June 29, 2011, by and among Hawaiian Airlines, Inc.; Bank of Utah, as security trustee; and each of Norddeutsche Landesbank Girozentrale and BNP Paribas, as loan participants (filed as Exhibit 10.6 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Facility Agreement [Hawaiian A330 [1302]], dated as of June 29, 2011;, which facility agreement is substantially identical to Facility Agreement [Hawaiian A330 [1259]], except with respect to certain information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed.*‡
10.67
Contract Services Agreement, dated as of June 29, 2011, by and between Hawaiian Airlines, Inc. and Airline Contract Maintenance and Equipment, Inc. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.68
Purchase Agreement (Aircraft No.1), dated as of October 14, 2011, by and among Wilmington Trust Company, a Delaware trust company, not in its individual capacity, but solely as Owner Trustee for the benefit of HKAC Leasing Limited, a private Irish limited company; HKAC Leasing Limited; and Hawaiian Airlines, Inc., a Delaware corporation. Hawaiian Airlines, Inc. also entered into Purchase Agreement (Aircraft No. 2) dated as of October 14, 2011 and Purchase Agreement (Aircraft No. 3) dated as of October 14, 2011, the terms of which are substantially identical to the terms of Purchase Agreement (Aircraft No 1), except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements are not being filed herewith.‡
10.69	Executive Severance Agreement, dated as of February 7, 2012, between Hawaiian Airlines, Inc. and Scott E. Topping.+
10.70	Executive Severance Agreement, dated as of February 7, 2012, between Hawaiian Airlines, Inc. and Charles R. Nardello.+
10.71	Executive Severance Agreement, dated as of February 7, 2012, between Hawaiian Airlines, Inc. and Glenn G. Taniguchi.+
10.72	Executive Severance Agreement, dated as of February 7, 2012, between Hawaiian Airlines, Inc. and Hoyt H. Zia.+

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2011, 2010, 2009, 2008, and 2007.
14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Previously filed; incorporated herein by reference.

‡
Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2011, 2010 and 2009

		COLUMN C ADDITIONS
	COLUMN B							COLUMN E
		(1) Charged to Costs and Expenses		(2) Charged to Other Accounts		COLUMN D
	Balance at Beginning of Year							Balance at End of Year
COLUMN A						Deductions
Description
Allowance for Doubtful Accounts
2011	$744	1,491		—		(1,605	)(a)	$630

2010	$693	1,541		—		(1,490	)(a)	$744

2009	$983	719		—		(1,009	)(a)	$693

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2011	$6,979	2,056	(b)			(211	)(c)	$8,824

2010	$5,333	1,762	(b)	—		(116	)(c)	$6,979

2009	$4,063	1,623	(b)	—		(353	)(c)	$5,333

Valuation Allowance on Deferred Tax Assets
2011	$0	—		—		—		$0

2010	$65,641	(65,641)		—		—		$0

2009	$121,249	(60,202)		4,594	(d)	—		$65,641

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

HAWAIIAN HOLDINGS, INC.
February 9, 2012	By	/s/ SCOTT E. TOPPING Scott E. Topping Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2012.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ SCOTT E. TOPPING Scott E. Topping	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chair of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ L. TODD BUDGE L. Todd Budge	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director
/s/ SAMSON POOMAIHEALANI Samson Poomaihealani	Director
/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director

Signature	Title

/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director
/s/ BRIAN E. BOYER Brian E. Boyer	Director
/s/ RICHARD N. ZWERN Richard N. Zwern	Director