Form 10-Q
period 2012-03-31
HAWAIIAN HOLDINGS INC
filed 2012-04-25
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of April 18, 2012, 51,066,024 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Operating Revenue:
Passenger	$390,926	$325,281
Other	44,568	40,328
Total	435,494	365,609

Operating Expenses:
Aircraft fuel, including taxes and oil	140,318	109,363
Wages and benefits	90,124	77,572
Aircraft rent	23,222	34,075
Maintenance materials and repairs	43,712	43,414
Aircraft and passenger servicing	21,346	18,423
Commissions and other selling	29,416	26,233
Depreciation and amortization	19,151	14,703
Other rentals and landing fees	19,748	16,324
Other	35,557	30,447
Total	422,594	370,554

Operating Income (Loss)	12,900	(4,945)

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(9,048)	(3,194)
Interest income	214	357
Capitalized interest	2,573	1,216
Gains on fuel derivatives	5,820	8,379
Other, net	(600)	(327)
Total	(1,041)	6,431
Income Before Income Taxes	11,859	1,486

Income tax expense	4,601	631

Net Income	$7,258	$855

Net Income Per Common Stock Share:
Basic	$0.14	$0.02
Diluted	$0.14	$0.02

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended, March 31,
	2012	2011
	(unaudited)
Net Income	$7,258	$855
Other comprehensive income, net:
Net change related to employee benefit plans	1,068	89
	1,068	89
Total comprehensive income, net	$8,326	$944

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$376,020	$304,115
Restricted cash	5,229	30,930
Total cash, cash equivalents and restricted cash	381,249	335,045
Accounts receivable, net of allowance for doubtful accounts of $362 as of March 31, 2012 and $630 as of December 31, 2011	112,946	94,164
Spare parts and supplies, net	27,262	23,595
Deferred tax assets	15,336	15,336
Prepaid expenses and other	41,378	31,391
Total	578,171	499,531

Property and equipment, less accumulated depreciation and amortization of $196,333 as of March 31, 2012 and $181,599 as of December 31, 2011	839,135	729,127

Other Assets:
Long-term prepayments and other	49,695	47,321
Deferred tax assets	55,767	59,519
Intangible assets, net of accumulated amortization of $160,018 as of March 31, 2012 and $154,302 as of December 31, 2011	39,652	45,368
Goodwill	106,663	106,663
Total Assets	$1,669,083	$1,487,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81,541	$80,636
Air traffic liability	396,078	303,382
Other accrued liabilities	64,234	67,267
Current maturities of long-term debt and capital lease obligations	45,577	37,535
Total	587,430	488,820

Long-Term Debt, less discount, and Capital Lease Obligations	494,102	424,436

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	324,103	320,742
Other liabilities and deferred credits	30,978	30,655
Total	355,081	351,397

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 51,064,437 shares issued and outstanding as of March 31, 2012; 50,729,573 shares issued and outstanding as of December 31, 2011	511	507
Capital in excess of par value	261,922	260,658
Accumulated income	71,309	64,051
Accumulated other comprehensive loss, net	(101,272)	(102,340)
Total	232,470	222,876
Total Liabilities and Shareholders’ Equity	$1,669,083	$1,487,529

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Net cash provided by Operating Activities	$119,464	$57,508

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(102,847)	(34,792)
Net cash used in investing activities	(102,847)	(34,792)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	981	—
Purchase of call options and sale of common stock warrants, net	—	(7,556)
Issuance of convertible notes	—	86,250
Long-term borrowings	66,000	—
Repayments of long-term debt and capital lease obligations	(9,748)	(59,410)
Issuance costs	(1,945)	(3,346)
Net cash provided by financing activities	55,288	15,938

Net increase in cash and cash equivalents	71,905	38,654

Cash and cash equivalents - Beginning of Period	304,115	285,037

Cash and cash equivalents - End of Period	$376,020	$323,691

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors, common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income — Presentation of Comprehensive Income (ASU 2011-05).  This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, amongst other things.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These amendments are effective for fiscal years and interim periods beginning after December 15, 2011 and should be applied retrospectively.  The Company has adopted this guidance for the quarter ended March 31, 2012 and the two-statement approach is presented within this report.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820), to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 for the quarter ended March 31, 2012 and added additional fair value disclosures to the notes to the unaudited consolidated financial statements.

2. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Denominator:
Weighted average common stock shares outstanding - Basic	51,005	50,521
Assumed exercise of equity awards	1,298	1,447
Weighted average common stock shares outstanding - Diluted	52,303	51,968

Net income per common share:
Basic	$0.14	$0.02
Diluted	$0.14	$0.02

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock options	93	65
Restricted stock	775	169
Convertible notes (1)	10,943	973
Warrants (1)	10,943	973

(1)                                  In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants.  These weighted common stock equivalents were excluded because their conversion price of $7.88 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$276,459	$276,459	$—	$—
Fuel derivative contracts:
Crude oil caps/call options	5,486	—	5,486	—
Crude oil collars	1,550	—	1,550	—
Heating oil caps/call options	101	—	101	—
Heating oil collars	4,044	—	4,044	—
Total assets measured at fair value	$287,640	$276,459	$11,181	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$208,594	$208,594	$—	$—
Fuel derivative contracts:
Crude oil caps/call options	1,511	—	1,511	—
Crude oil collars	231	—	231	—
Heating oil caps/call options	170	—	170	—
Heating oil collars	628	—	628	—
Total assets measured at fair value	$211,134	$208,594	$2,540	$—

Fuel derivative contracts:
Crude oil collars	$90	$—	$90	$—
Heating oil collars	427	—	427	—
Total liabilities measure at fair value	$517	$—	$517	$—

Cash equivalents.  The Company’s cash equivalents consist of money market securities and are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil, West Texas Intermediate (WTI) crude oil and Brent crude oil call options and collars (a combination of purchased call options and sold put options) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets; therefore, they are classified as Level 2 in the fair value hierarchy.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $519.2 million and $461.5 million at March 31, 2012 and December 31, 2011, respectively, was approximately $504.6 million ($68.5 million as Level 2 and $436.1 million as Level 3 in the fair value hierarchy) and $445.2 million ($66.4 million as Level 2 and $378.8 million as Level 3 in the fair value hierarchy).  The Company’s fair value estimates were based on either market prices or the discounted amount of future cash flows using its current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

4.  Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil and WTI crude oil and Brent crude oil call options and collars. During the three months ended March 31, 2012, the Company primarily used heating oil and crude oil call options and collars to hedge its aircraft fuel expense. As of March 31, 2012, the Company had outstanding fuel derivative contracts covering 80.8 million gallons of jet fuel that will be settled over the next 15 months. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three months ended March 31, 2012 and 2011, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Fuel derivative contracts
Gains on fuel derivatives recorded in Nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gains (losses):
Gains (Losses) realized at settlement	$(854)	$1,560
Reversal of prior period unrealized amounts	1,755	(1,242)
Unrealized gains on contracts that will settle in future periods	4,919	8,061
Gains on fuel derivatives recorded as Nonoperating income (expense)	$5,820	$8,379

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  Based on the fair value of our fuel derivative contracts, our counterparties may require us to post collateral when the price of the underlying commodity decreases.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  The Company had no collateral posted with counterparties as of March, 31, 2012 and December 31, 2011.

The following table presents the fair value of the asset and liability as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
Derivatives not designated as hedging	Balance Sheet	Assets as of		Liabilities as of
instruments under ASC 815	Location	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$11,181	$2,540	$—	$517

5.  Debt

In 2012, the Company borrowed $66.0 million through a secured loan agreement to finance a portion of the purchase price of an Airbus A330-200 aircraft that Hawaiian took delivery of in the first quarter of 2012.  This loan agreement has a fixed interest rate of 5.45%, and principal and interest payments due quarterly with a maturity date in 2024.

As of March 31, 2012, the scheduled maturities of long-term debt over the next five years are as follows (in thousands):

Remaining months in 2012	32,432
2013	96,619
2014	33,460
2015	35,174
2016	121,433
Thereafter	216,314

6. Leases

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

The Company took delivery of two Boeing 717-200 aircraft in the first quarter of 2012 under capital leases.

As of March 31, 2012, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining months in 2012	$2,532	$76	$61,688	$2,842
2013	3,480	102	76,302	4,510
2014	3,480	102	71,724	5,178
2015	3,480	102	71,118	5,262
2016	3,480	102	54,408	5,149
Thereafter	10,590	24	195,694	25,097
	27,042	508	$530,934	$48,038
Less amounts representing interest	6,988	90
Present value of minimum capital lease payments	$20,054	$418

7. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three months ended March 31, 2012 and 2011 included the following:

	Three Months Ended March 31,
Components of Net Period Benefit Cost	2012	2011
	(in thousands)
Service cost	$3,324	$2,360
Interest cost	6,855	6,517
Expected return on plan assets	(4,013)	(4,688)
Recognized net actuarial loss	1,737	90
Net periodic benefit cost	$7,903	$4,279

The Company made contributions of $2.4 million to its defined benefit and other postretirement plans during the three months ended March 31, 2012, and expects to make additional minimum required contributions of $7.8 million during the remainder of 2012.

8. Commitments and Contingent Liabilities

Commitments

As of March 31, 2012, the Company had capital commitments consisting of firm aircraft orders for fifteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020.  The Company has purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability.  The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027.  The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimates.  The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries during the remainder of 2012 and the next four years and thereafter are detailed below as of the date of filing:

	Capital		Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2012	$223,368	*	$25,857	$249,225	$157,000	$92,225
2013	462,944	*	36,462	499,406	180,000	319,406
2014	430,417		28,447	458,864	—	458,864
2015	240,719		28,583	269,302	—	269,302
2016	80,451		29,325	109,776	—	109,776
Thereafter	722,414		257,698	980,112	—	980,112

*                                         See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Airbus A330-200 Facility Agreement Commitments

Hawaiian has a commitment for a secured loan agreement entered into during June 2011, totaling $67 million, to finance a portion of its capital commitment for an upcoming Airbus A330-200 aircraft delivery during the second quarter of 2012. The loan agreement will bear interest, at Hawaiian’s election, at either a floating rate based on a margin over LIBOR or a fixed rate with a maturity date of April 2022.  The gross capital commitment for the purchase of the aircraft and the committed financing are shown in the table above.

The anticipated future principal payments and commitment fees for this facility agreement, not included in the table above, is approximately $3.0 million for the remaining months in 2012, $3.9 million in 2013, $4.1 million in 2014, $4.3 million in 2015, and $4.5 million in 2016 and $47.3 million thereafter.

Purchase Aircraft Lease Financing Agreement and Aircraft Lease Commitment

In October 2011, Hawaiian entered into an agreement with a third-party aircraft lessor for the sale and leaseback of three Airbus A330-200 aircraft with scheduled delivery dates in the second quarter of 2012 and the first half of 2013 with total sale proceeds of $270 million.  Both the gross capital commitment for the purchase of the aircraft and the committed financing are shown in the table above.  These sale and leaseback transactions have initial lease terms of twelve years with the option to extend an additional twenty-four months. Rent under each lease is payable monthly at a fixed rate to be determined at delivery of each aircraft.

In addition to the aircraft purchase commitments and related financings described above, Hawaiian entered into a twelve-year lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter of 2012, that is not included in the table above.  The Company will determine whether this lease will be classified as a capital or operating lease in the period it takes delivery of the aircraft.

The anticipated future payments for these leases, not included in the table above, are approximately $11.9 million for the remaining months in 2012, $34.4 million in 2013, $37.4 million in 2014, $37.4 million in 2015, and $37.4 million in 2016 and $291.6 million thereafter.

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in the contract.  It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of or relate to the lessee’s use of the leased aircraft or occupancy of the leased premises.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.  Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the real estate leased premises.  The Company believes that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases.  Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.2 million at March 31, 2012 and $30.9 million at December 31, 2011.  The agreement with the Company’s largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  As of March 31, 2012, there were no amounts subject to this holdback.  As of December 31, 2011, the holdback was 25% of the applicable credit card air traffic liability.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.  Depending on the Company’s performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to capital expenditures for software, improvement, maintenance materials, repairs and ramp and maintenance equipment; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of aircraft and passenger servicing expenses; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding training and transition costs and productivity improvements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees at airports in Hawaii; statements regarding real estate leases and costs; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding commissions and other selling expenses; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements related to markets for and interest earned on auction rate securities; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays or financing arrangements; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the effects of any litigation on our operations or business; statements related to insurance coverage for tort liabilities and related indemnities; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements, including our Annual Report on Form 10-K for the year ended December 31, 2011.  All forward-looking statements included in this document are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the Continental United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the twelfth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of December 31, 2011, the latest available data.  At March 31, 2012, Hawaiian’s operating fleet consisted of eighteen Boeing 717-200 aircraft for its Neighbor Island routes and sixteen Boeing 767-300 aircraft and six Airbus A330-200 aircraft for its North America, International and charter routes.

Based in Honolulu, Hawaiian had 4,451 active employees as of March 31, 2012.

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

First Quarter Financial Highlights

•                  Operating revenue increased 19.1% to $435.5 million from the prior-year period.

•                 Passenger revenue per available seat mile (PRASM) increased 6.5% to 12.45 cents from the prior-year period.

•                 Partially offsetting the improvement in revenue was a 28.3% increase in fuel expense due to an increase in both fuel costs and consumption from the prior-year period.

•                  Unrestricted cash and cash equivalents increased $71.9 million to $376.0 million at March 31, 2012 from December 31, 2011.

First Quarter Operational Highlights

•                  Ranked as the #1 carrier for on-time performance and fewest flight cancellations as reported by the U.S. Department of Transportation Air Travel Consumer for the month of January.

•                  Took delivery and placed into revenue service one Airbus A330-200 and two Boeing 717-200 aircraft during the quarter.

Results of Operations

We recorded net income of $7.3 million, or $0.14 per diluted share, for the three months ended March 31, 2012, compared to $0.9 million, or $0.02 per diluted share in the prior-year period.  Our improved performance is primarily the result of higher unit revenues (passenger revenue per available seat mile) and increased passenger yield.  The increase in operating revenue was partially offset by a significant year-over-year increase in fuel prices from $2.82 per gallon in the three months ended March 31, 2011 to $3.27 per gallon in the three months ended March 31, 2012, including the effects of fuel derivatives settling in the period, and increases in other operating expenses due to the expansion of our fleet.

Statistical Data (unaudited)

	Three Months ended March 31,
	2012		2011
	(in thousands, except as otherwise indicated)

Scheduled Operations:
Revenue passengers flown	2,218		2,089
Revenue passenger miles (RPM)	2,630,287		2,341,113
Available seat miles (ASM)	3,139,965		2,782,670
Passenger revenue per ASM (PRASM)	12.45	¢	11.69	¢
Passenger load factor (RPM/ASM)	83.8%		84.1%
Passenger revenue per RPM (Yield)	14.86	¢	13.89	¢

Total Operations:
Operating revenue per ASM	13.86	¢	13.13	¢
Operating cost per ASM (CASM)	13.45	¢	13.31	¢
Aircraft fuel expense per ASM	4.46	¢	3.93	¢
Revenue passengers flown	2,219		2,090
Revenue block hours operated (actual)	33,083		29,707
RPM	2,631,442		2,341,896
ASM	3,141,341		2,784,013
Gallons of jet fuel consumed	43,125		38,249
Average cost per gallon of jet fuel (actual) (a)	$3.25		$2.86

(a)                    Includes applicable taxes and fees.

Operating Revenue

Operating revenue was $435.5 million for the three months ended March 31, 2012, a 19.1% increase over operating revenue of $365.6 million for the prior-year period, driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased $65.6 million or 20.2% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to increased yields on our North America and International routes, an increase in the number of aircraft in our fleet and the expansion of our longer haul International routes.  The detail of these changes is described in the table below:

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

North America	$11.7	5.8%	1.1%	(0.5)%
Neighbor Island	3.5	(1.3)	4.9	10.2
International	50.4	22.6	54.6	55.8
Total scheduled	$65.6	7.0%	12.4%	12.8%

North America — North America revenue increased by $11.7 million for the three months ended March 31, 2012, as compared to the prior-year period, primarily due to increased yield.

Neighbor Island — Neighbor Island revenue increased by $3.5 million for the three months ended March 31, 2012, as compared to the prior-year period, driven by increased capacity (ASMs) and traffic (RPMs) commensurate with the delivery of three new Boeing 717 aircraft during the fourth quarter 2011 and first quarter 2012.

International — International revenue increased by $50.4 million for the three months ended March 31, 2012, as compared to the prior-year period, due to increases in both yield and capacity.  The three months ended March 31, 2012 reflects our new route to Osaka, Japan, launched in July 2011, and daily service to Sydney that began in December 2011 from four times per week.

We expect passenger revenue to increase in future periods as we continue to add capacity with the introduction of additional aircraft to our fleet.  In the second quarter, we launched daily non-stop service from Honolulu to Fukuoka, Japan, that began in April 2012 and plan to launch daily non-stop service from Honolulu to New York City, New York beginning in June 2012.

Other Revenue

Other operating revenue increased by $4.2 million or 10.5% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to increased baggage revenue and an increase in cargo revenue due to the additional cargo capacity provided by the Airbus A330-200 aircraft.

Operating Expense

Operating expenses were $422.6 million and $370.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively.  The changes in operating expenses for the three months ended March 31, 2012 as compared to the prior-year period are detailed below:

	Changes in operating expenses for the
	three months ended March 31, 2012
	as compared to the three months
	ended March 31, 2011
	$	%
	(in thousands)

Operating expenses
Aircraft fuel, including taxes and oil	$30,955	28.3%
Wages and benefits	12,552	16.2
Aircraft rent	(10,853)	(31.9)
Maintenance materials and repairs	298	0.7
Aircraft and passenger servicing	2,923	15.9
Commissions and other selling	3,183	12.1
Depreciation and amortization	4,448	30.3
Other rentals and landing fees	3,424	21.0
Other	5,110	16.8
Total	$52,040	14.0%

Our operations have expanded by approximately 12.8% (measured in ASMs) during the three months ended March 31, 2012 as compared to the prior-year period, primarily due to the addition of three Airbus A330-200 aircraft (delivery dates in April 2011, October 2011 and March 2012) and three Boeing 717-200 aircraft (delivery dates in December 2011, January 2012 and February 2012) partially offset by the return of two leased Boeing 767-300 aircraft (May and October 2011) at the end of their lease terms.  Our expansion includes the addition of a new route to Osaka, Japan, in July 2011 as well as increased frequency on our Australia route in December 2011.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling and other rentals and landing fees.

We expect operating expenses to increase with the continued expansion of our services and the increased number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased $31.0 million, or 28.3% in the three months ended March 31, 2012, as compared to the prior-year period, primarily due to the increase in the cost of aircraft fuel as well as an increase in consumption due to the additional aircraft in our fleet as illustrated in the following table:

	Three months ended March 31,
	2012	2011	Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	43,125	38,249	12.7%
Fuel price price per gallon, including taxes and delivery	$3.25	$2.86	13.8%
Aircraft fuel expense	$140,318	$109,363	28.3%

During the three months ended March 31, 2012 and March 31, 2011, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded gains of $5.8 million for the three months ended March 31, 2012, compared to gains of $8.4 million for the three months ended March 31, 2011.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period inclusive of costs related to hedging premiums.  Economic fuel expense for the three months ended March 31, 2012 is calculated as follows:

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and oil	$140,318	$109,363	28.3%
Realized (gains) losses on settlement of fuel derivative contracts	854	(1,560)	(154.7)%
Economic fuel expense	$141,172	$107,803	31.0%
Gallons of jet fuel consumed	43,125	38,249	12.7%
Economic fuel costs per gallon	$3.27	$2.82	16.1%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and Benefits

Wages and benefits expense increased $12.6 million or 16.2% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to an increase in the number of employees, as we continue to expand the number of aircraft in our fleet, as well as increases in our pension and otherpostetirement expenses.

We continue to expect wages and benefits to increase in future periods as we continue to add additional employees for the expansion of our fleet.

Aircraft Rent

Aircraft rent expense decreased $10.9 million or 31.9% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to the purchase of our existing fleet of Boeing 717-200 aircraft in June 2011, of which the majority were previously under operating lease agreements.  The decrease is also related to lease return costs incurred during the prior-year period for two Boeing 767-300 aircraft returned in the second and fourth quarter of 2011.

Maintenance materials and repairs

Maintenance materials and repairs expense increased $0.3 million or 0.7% for the three months ended March 31, 2012 as compared to the prior-year period.  The increase was primarily due to increased power-by-the-hour (PBH) expenses for the additional Boeing 717-200 and Airbus A330-200 aircraft in our fleet, partially offset by decreases in the heavy maintenance expense on our Boeing 767 aircraft and Boeing 717-200 aircraft.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional Airbus aircraft into revenue service.

Aircraft and Passenger Servicing

Aircraft and passenger servicing expenses increased $2.9 million or 15.9% for the three months ended March 31, 2012 as compared to the prior-year period, due to volume-related increases and increased service costs (primarily food and beverage costs) on our International routes.

We expect aircraft and passenger servicing to increase in future periods as we continue to expand our fleet and add additional International and North America routes.

Commissions and Other Selling

Commissions and other selling expenses increased $3.2 million or 12.1% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to increased booking fees and travel agency commissions for ticket sales on our International routes along with increases in the volume of ticket sales purchased through credit cards and global distribution systems.

We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet adding additional capacity and new North America and International routes.

Depreciation and Amortization

Depreciation and amortization expenses increased $4.4 million or 30.3% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to the purchase of three Airbus A330-200 aircraft in the second quarter 2011, fourth quarter 2011 and first quarter 2012, fifteen Boeing 717-200 aircraft during the second quarter 2011, which were previously held under four capital and eleven operating lease agreements and two Boeing 717-200 aircraft under capital leases acquired in the first quarter 2012.

We expect depreciation and amortization to increase in future periods as we continue to expand our fleet.

Other Rentals and Landing Fees

Other rental and landing fees increased by $3.4 million or 21.0% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to increases in joint use and space rent at our Hawaii airports, increases in rent expense and landing fees due to the addition of a new route to Osaka, Japan in July 2011, and increased frequency on our Sydney route.

Other expense

Other expense increased by $5.1 million or 16.8% for the three months ended March 31, 2012 as compared to the prior-year period, primarily due to increased expenses incurred for services outsourced to third-party vendors.

Nonoperating Income and Expense

For the three months ended March 31, 2012, we recorded nonoperating expense, net, of $1.0 million compared to nonoperating income, net, of $6.4 million for the prior-year period.  The nonoperating expense recognized for the three months ended March 31, 2012 primarily consists of interest expense and amortization of debt discounts and issuance costs, which increased from the prior-year period due to the additional financings we entered into subsequent to the three-month period ended March 31, 2011.

Income Tax Expense

We had an effective tax rate of 38.8% and 42.4% for the three months ended March 31, 2012 and 2011, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of March 31, 2012, we had $376.0 million in cash and cash equivalents, representing an increase of $71.9 million from December 31, 2011.  As of March 31, 2012, our restricted cash balance, which consisted almost entirely of cash held as collateral by entities that process our credit card transactions for advance ticket sales, decreased $25.7 million from $30.9 million at December 31, 2011, due to a decrease in cash holdback on our primary credit card processing agreement.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financing.  At March 31, 2012, Hawaiian had approximately $539.7 million of debt and capital lease obligations, including approximately $45.6 million that will become due in the next 12 months.  Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of March 31, 2012, we had no outstanding borrowings under the Revolving Credit Facility and $56.6 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $119.5 million for the three months ended March 31, 2012, an increase of $62.0 million compared to the prior-year period.  The increase in cash provided was primarily due to an increase in our air traffic liability balance for increased future bookings related to advance ticket sales and a reclassification from restricted cash to unrestricted due to the change in our credit card holdback, partially offset by increases in account receivable and prepaid expenses and other.

Net cash used in investing activities was $102.8 million for the three months ended March 31, 2012 compared to $34.8 million for the three months ended March 31, 2011.  During the three months ended March 31, 2012, we used $100.1 million for purchases of aircraft and aircraft-related items and pre-delivery payments for the upcoming deliveries of Airbus A330-200 aircraft and engines and $2.7 million for other property and equipment.  During the three months ended March 31, 2011, we used $30.4 million for purchases of aircraft and aircraft-related items and pre-delivery payments for the upcoming deliveries of Airbus A330-200 aircraft and engines and $4.4 million for other property and equipment.

Net cash provided by financing activities was $55.3 million for the three months ended March 31, 2012 as compared to $15.9 million for the three months ended March 31, 2011.  During the three months ended March 31, 2012, we received $66.0 million from a term loan for a portion of the purchase price of the Airbus A330-200 aircraft that we took delivery of in March 2012, offset by $9.7 million in cash repayments of long-term debt and capital lease obligations.  In the three months ended March 31, 2011, we received $75.3 million in net cash proceeds from the issuance of our Convertible Notes and its related transactions partially offset by cash repayments of long-term debt and capital lease obligations totaling $59.4 million.

Capital Commitments

As of March 31, 2012, Hawaiian’s firm aircraft orders consisted of fifteen wide-body Airbus A330-200 aircraft for delivery between 2012 and 2015 (excluding the aircraft we took delivery of in March 2012), six Airbus A350XWB-800 aircraft for delivery beginning in 2017 and five Rolls Royce spare engines scheduled for delivery through 2020.  In addition, Hawaiian has purchase rights for an additional three A330-200 aircraft and six A350-XWB aircraft.  Committed expenditures for these aircraft, engines and related flight equipment approximates $223 million for the remainder of 2012, $463 million in 2013, $430 million in 2014, $241 million in 2015, and $80 million in 2016.

For the remainder of 2012, we expect our other non-aircraft related capital expenditures which include software, improvements and ramp and maintenance equipment, to total approximately $15 million to $25 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us. We have secured financing commitments of $337 million for a portion of the purchase price of four upcoming A330-200 aircraft deliveries, with two expected deliveries during the remainder of 2012 and two expected deliveries in 2013. See Note — 8 to our unaudited financial statements for further detail over our aircraft facility and lease commitments.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of March 31, 2012, we were in compliance with these covenants.  If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $5.2 million at March 31, 2012 and $30.9 million at December 31, 2011.  The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  As of March 31, 2012, there were no amounts subject to this holdback, a decrease from December 31, 2011, where this holdback was 25% of the applicable credit card air traffic liability.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.  Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate, the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact us.

Pension and Postemployment Benefit Plan Funding

We contributed $2.4 million during the three months ended March 31, 2012, to our defined benefit and other postretirement plans and expect to contribute an additional required minimum of $7.8 million during the remainder of 2012.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2012 are summarized in the following table:

Contractual Obligations	Total	Nine months remaining in 2012	2013 - 2014	2015 - 2016	2017 and Thereafter
	(in thousands)

Debt and capital lease obligations (1)	$722,364	$57,884	$191,953	$204,694	$267,833
Operating leases—aircraft and related equipment (2)	530,934	61,688	148,026	125,526	195,694
Operating leases—non-aircraft	48,038	2,842	9,688	10,411	25,097
Purchase commitments - Capital (3)	2,160,313	223,368	893,361	321,170	722,414
Purchase commitments - Operating (4)	406,372	25,857	64,910	57,907	257,698
Projected employee benefit contributions (5)	47,172	7,800	39,372	—	—

Total contractual obligations	$3,915,193	$379,439	$1,347,310	$719,708	$1,468,736

(1)                                  Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of March 31, 2012.

(2)                                  Amounts reflect leases for three Airbus A330-200 aircraft, nine Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of March 31, 2012.

(3)                                  Amounts include our firm aircraft orders consisting of fifteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines. We have also received committed financing for four of these upcoming deliveries of $157 million in 2012 and $180 million in 2013.

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

(5)                                  Amount includes our estimated contributions to our pension plans based on actuarially determined estimates and our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2014.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially could result in materially different results under different assumptions and conditions.  For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e. jet fuel prices), interest rate risk and foreign currency risk.  We have market-sensitive instruments in the form of variable-rate debt instruments and financial derivative instruments used to hedge Hawaiian’s exposure to jet fuel price increases.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 33.2% of our operating expenses for the three months ended March 31, 2012.  Based on gallons expected to be consumed in 2012, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $2.0 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2012, our fuel hedge program primarily consists of heating oil, WTI and Brent crude oil call options and collars.  Call option contracts that provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of March 31, 2012, the fair value of these fuel derivative agreements reflected a net asset of $11.2 million that is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of April 13, 2012 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Price		Percentage of Projected Fuel Requirements
	Cap	Floor	Hedged	Fuel Barrels Hedged
Second Quarter 2012
Heating Oil (per gallon)
Call Options	$3.27	N/A	6%	65,000
Collars	$3.03	$2.65	17%	194,000

Crude Oil (per barrel)
Brent Call Options	$127.97	N/A	25%	288,000
WTI Call Options	$114.93	N/A	9%	103,000
Brent Collars	$111.93	$97.05	4%	42,000
WTI Collars	$106.58	$89.88	4%	48,000
Total			65%	740,000

Third Quarter 2012
Heating Oil (per gallon)
Collars	$3.05	$2.66	13%	168,000

Crude Oil (per barrel)
Brent Call Options	$132.00	N/A	40%	515,000
WTI Call Options	$112.56	N/A	1%	7,000
Brent Collars	$111.48	$96.56	3%	42,000
WTI Collars	$107.30	$90.30	2%	28,000
Total			59%	760,000

Fourth Quarter 2012
Heating Oil (per gallon)
Collars	$3.07	$2.66	6%	71,000

Crude Oil (per barrel)
Brent Call Options	$126.46	N/A	27%	333,000
Brent Collars	$111.00	$95.01	3%	42,000
Total			36%	446,000

First Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$129.32	N/A	17%	211,000
Total			17%	211,000

Second Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$125.52	N/A	9%	105,000
Total			9%	105,000

We expect to continue our program of hedging some of our future fuel consumption with a combination of futures contracts, swaps, caps, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our heating oil and crude oil caps counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits.  Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Notes 6 and 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

At March 31, 2012, we had $74.3 million of variable rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.2406%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating rate debt and interest-bearing cash accounts.  Based on the balances of our cash and cash equivalents, restricted cash, and variable rate debt as of March 31, 2012, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2012, we had $465.4 million of fixed-rate debt including aircraft capital lease obligations and the Convertible Notes and facility agreements for aircraft purchases.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $2.9 million as of March 31, 2012.

Foreign Currency

We generate revenues and incur expenses in foreign currencies.  Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.  Our most significant foreign currency is the Japanese yen.  Based on expected 2012 revenues and expenses dominated in Japanese yen, a 10% strengthening in value of the U.S. dollar, relative to the Japanese yen, would result in a decrease in operating income of approximately $26 million.  The variance is due to our Japanese yen denominated revenues exceeding our Japanese yen denominated expenses.

As of March 31, 2012 and December 31, 2011, we did not have any foreign currency hedges.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important financial information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2012 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error or all fraud, if any that may occur. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

We are not a party to any litigation that is expected to have a significant effect on our operations or business.

ITEM 1A.                                       RISK FACTORS.

There have been no material changes to the risk factors disclosed in Item 1A., Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earning to fixed charges for the three months ended March 31, 2012 and 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

April 25, 2012	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer