Form 10-K/A
period 2011-12-31
HAWAIIAN HOLDINGS INC
filed 2012-05-30
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $289 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of January 31, 2012, 50,729,573 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for Annual Meeting of Stockholders to be held on May 24, 2012 will be incorporated by reference into Part III of this Form 10-K.

HAWAIIAN HOLDINGS, INC.

FORM 10-K/A

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) for the purpose of re-filing Exhibit 10.68 to the Form 10-K. No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.68 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.68. Except for the changes to Exhibit 10.68, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)                             Exhibits:

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

HAWAIIAN HOLDINGS, INC.

May 30, 2012	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)