Form 10-Q
period 2012-06-30
HAWAIIAN HOLDINGS INC
filed 2012-07-26
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 16, 2012, 51,315,558 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)
Operating Revenue:
Passenger	$438,137	$353,397	$829,063	$678,679
Other	46,414	41,618	90,982	81,946
Total	484,551	395,015	920,045	760,625

Operating Expenses:
Aircraft fuel, including taxes and oil	150,465	135,471	290,783	244,834
Wages and benefits	96,699	79,713	186,823	157,285
Aircraft rent	24,864	31,154	48,086	65,229
Maintenance materials and repairs	49,409	42,724	93,121	86,138
Aircraft and passenger servicing	24,654	19,620	46,000	38,043
Commissions and other selling	28,611	23,292	58,027	49,525
Depreciation and amortization	21,553	15,604	40,704	30,307
Other rentals and landing fees	21,218	17,341	40,966	33,665
Other	37,750	30,263	73,307	60,711
Lease termination charges	—	70,014	—	70,014
Total	455,223	465,196	877,817	835,751

Operating Income (Loss)	29,328	(70,181)	42,228	(75,126)

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(10,722)	(4,889)	(19,770)	(8,083)
Interest income	167	338	381	695
Capitalized interest	2,176	1,944	4,749	3,160
Losses on fuel derivatives	(14,823)	(10,453)	(9,003)	(2,074)
Other, net	183	668	(417)	341
Total	(23,019)	(12,392)	(24,060)	(5,961)

Income (Loss) Before Income Taxes	6,309	(82,573)	18,168	(81,087)

Income tax (benefit) expense	2,405	(32,531)	7,006	(31,900)

Net Income (Loss)	$3,904	$(50,042)	$11,162	$(49,187)

Net Income (Loss) Per Common Stock Share:
Basic	$0.08	$(0.99)	$0.22	$(0.97)
Diluted	$0.07	$(0.99)	$0.21	$(0.97)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2011	2012	2011
	(unaudited)
Net Income (Loss)	$3,904	$(50,042)	$11,162	$(49,187)

Other comprehensive income, net:
Net change related to employee benefit plans	1,189	90	2,257	179
	1,189	90	2,257	179
Total comprehensive income (loss), net	$5,093	$(49,952)	$13,419	$(49,008)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$446,557	$304,115
Restricted cash	5,000	30,930
Total cash, cash equivalents and restricted cash	451,557	335,045
Accounts receivable, net of allowance for doubtful accounts of $274 as of June 30, 2012 and $630 as of December 31, 2011	96,709	94,164
Spare parts and supplies, net	21,293	23,595
Deferred tax assets	15,336	15,336
Prepaid expenses and other	36,811	31,391
Total	621,706	499,531

Property and equipment, less accumulated depreciation and amortization of $213,472 as of June 30, 2012 and $181,599 as of December 31, 2011	987,027	729,127

Other Assets:
Long-term prepayments and other	56,601	47,321
Deferred tax assets	53,102	59,519
Intangible assets, net of accumulated amortization of $165,090 as of June 30, 2012 and $154,302 as of December 31, 2011	34,580	45,368
Goodwill	106,663	106,663
Total Assets	$1,859,679	$1,487,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$84,937	$80,636
Air traffic liability	420,336	303,382
Other accrued liabilities	71,226	67,267
Current maturities of long-term debt and capital lease obligations	55,576	37,535
Total	632,075	488,820

Long-Term Debt, less discount, and Capital Lease Obligations	631,268	424,436

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	327,260	320,742
Other liabilities and deferred credits	30,841	30,655
Total	358,101	351,397

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 51,315,558 shares issued and outstanding as of June 30, 2012; 50,729,573 shares issued and outstanding as of December 31, 2011	513	507
Capital in excess of par value	262,592	260,658
Accumulated income	75,213	64,051
Accumulated other comprehensive loss, net	(100,083)	(102,340)
Total	238,235	222,876
Total Liabilities and Shareholders’ Equity	$1,859,679	$1,487,529

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Net cash provided by Operating Activities	$209,744	$93,272

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(177,150)	(147,280)
Net cash used in investing activities	(177,150)	(147,280)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	982	162
Purchase of call options and sale of common stock warrants, net	—	(7,556)
Issuance of convertible notes	—	86,250
Long-term borrowings	133,000	65,000
Repayments of long-term debt and capital lease obligations	(21,731)	(64,346)
Debt issuance costs	(2,403)	(7,042)
Net cash provided by financing activities	109,848	72,468

Net increase in cash and cash equivalents	142,442	18,460

Cash and cash equivalents - Beginning of Period	304,115	285,037

Cash and cash equivalents - End of Period	$446,557	$303,497

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Bureau (FASB) issued Accounting Standards Update 2011-05, Comprehensive Income — Presentation of Comprehensive Income (ASU 2011-05).  This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, amongst other things.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These amendments are effective for fiscal years and interim period beginning after December 15, 2011 and should be applied retrospectively.  The Company adopted this guidance for the quarter ended March 31, 2012 and the two-statement approach is presented within this report.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 amended Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820), to converge the fair value measurement guidance in GAAP and the International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 for the quarter ended March 31, 2012.

2. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
	(in thousands, except for per share data)
Denominator:

Weighted average common stock shares outstanding - Basic	51,283	50,700	51,145	50,609
Assumed exercise of equity awards	1,174	—	1,235	—
Weighted average common stock shares outstanding - Diluted	52,457	50,700	52,380	50,609

Net income (loss) per common share:

Basic	$0.08	$(0.99)	$0.22	$(0.97)
Diluted	$0.07	$(0.99)	$0.21	$(0.97)

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
	(in thousands)

Stock options	93	128	93	97
Restricted stock	609	392	692	280
Convertible notes (1)	10,943	10,943	10,943	5,958
Warrants (1)	10,943	10,943	10,943	5,958

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$351,510	$351,510	$—	$—
Fuel derivative contracts:
Crude oil caps/call options	7,429	—	7,429	—
Total assets measured at fair value	$358,939	$351,510	$7,429	$—

Fuel derivative contracts:
Crude oil collars	$438	$—	$438	$—
Heating oil collars	598	—	598	—
Total liabilities measured at fair value	$1,036	$—	$1,036	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$208,594	$208,594	$—	$—
Fuel derivative contracts:
Crude oil caps/call options	1,511	—	1,511	—
Crude oil collars	231	—	231	—
Heating oil caps/call options	170	—	170	—
Heating oil collars	628	—	628	—
Total assets measured at fair value	$211,134	$208,594	$2,540	$—

Fuel derivative contracts:
Crude oil collars	$90	$—	$90	$—
Heating oil collars	427	—	427	—
Total liabilities measured at fair value	$517	$—	$517	$—

Cash equivalents.  The Company’s cash equivalents consist of money market securities and are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil, West Texas Intermediate (WTI) crude oil and Brent crude oil call options and collars (a combination of purchased call options and sold put options) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curve and measures of volatility among others.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $576.4 million and $461.5 million at June 30, 2012 and December 31, 2011, respectively, was approximately $565.0 million ($77.9 million as Level 2 and $487.1 million as Level 3 in the fair value hierarchy) and $445.2 million ($66.4 million as Level 2 and $378.8 million as Level 3 in the fair value hierarchy).  The Company’s fair value estimates were based on either market prices or the discounted amount of future cash flows using its current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

4.  Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil and WTI crude oil and Brent crude oil call options and collars. During the three and six months ended June 30, 2012, the Company primarily used heating oil and crude oil call options and collars to hedge its aircraft fuel expense. As of June 30, 2012, the Company had outstanding fuel derivative contracts covering 118.9 million gallons of jet fuel that will be settled over the next 18 months. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table shows the amount and location of realized and unrealized gains and losses that were recognized during the three and six months ended June 30, 2012 and 2011, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Gains (losses) on fuel derivative recorded in nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(1,874)	$3,057	(2,729)	$4,616
Reversal of prior period unrealized amounts	(1,235)	(5,490)	2,250	(2,701)
Unrealized losses on contracts that will settle in future periods	(11,714)	(8,020)	(8,524)	(3,989)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(14,823)	$(10,453)	$(9,003)	$(2,074)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  Based on the fair value of our fuel derivative contracts, our counterparties may require us to post collateral when the price of the underlying commodity decreases.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  The Company had no collateral posted with counterparties as of June 30, 2012 and December 31, 2011.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
Derivatives not designated as hedging	Balance Sheet	Assets as of		Liabilities as of
instruments under ASC 815	Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
		(in thousands)

Fuel derivative contracts	Prepaid expenses and other	$7,429	$2,540	$1,036	$517

5.  Debt

In 2012, the Company borrowed $133.0 million through two separate secured loan agreements to finance a portion of the purchase price of two Airbus A330-200 aircraft that Hawaiian took delivery of in the first and second quarters of 2012.  These loan agreements have fixed interest rates ranging from 5.43% to 5.45%, with principal and interest payments due quarterly, and maturity dates in 2022 and 2024.  One of the facility agreements has a balloon payment of approximately $25 million due at maturity in 2022.

As of June 30, 2012, the scheduled maturities of long-term debt over the next five years were as follows (in thousands):

Remaining months in 2012	$23,657
2013	100,477
2014	37,515
2015	39,435
2016	125,911
Thereafter	264,803

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

In the second quarter of 2012, the Company entered into an operating lease for an Airbus A330-200.  The Company classified this as an operating lease with a term of twelve years with an option to extend an additional two years.

Also, in the second quarter of 2012, the Company took delivery of an additional Airbus A330-200 aircraft under a capital lease with a lease term of twelve years.  During the first quarter of 2012, the Company took delivery of two Boeing 717-200 aircraft under capital leases with lease terms of eight years.

As of June 30, 2012, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)

Remaining months in 2012	$6,756	$51	$45,022	$1,999
2013	13,803	102	85,424	4,694
2014	13,803	102	80,051	5,151
2015	13,803	102	79,445	5,159
2016	13,803	102	62,735	5,124
Thereafter	87,150	24	256,758	27,973
	149,118	483	$609,435	$50,100
Less amounts representing interest	39,101	83
Present value of minimum capital lease payments	$110,017	$400

7. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and six months ended June 30, 2012 and 2011, included the following:

Components of Net Periodic	Three months ended June 30,		Six months ended June 30,
Benefit Cost	2012	2011	2012	2011
	(in thousands)

Service cost	$3,326	$2,360	$6,650	$4,720
Interest cost	6,857	6,517	13,712	13,034
Expected return on plan assets	(4,013)	(4,687)	(8,026)	(9,375)
Recognized net actuarial loss	1,738	90	3,475	180
Net periodic benefit cost	$7,908	$4,280	$15,811	$8,559

The Company made contributions of $2.6 million and $5.0 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2012, respectively, and expects to make additional minimum required contributions of $5.2 million during the remainder of 2012.

8. Commitments and Contingent Liabilities

Commitments

As of June 30, 2012, the Company had capital commitments consisting of firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020. The Company has purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability. The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts.  The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the remaining months in 2012 and the next four years and thereafter are detailed below as of the date of filing:

					Less: Committed
				Total Commited	Financing for Upcoming	Net Committed
	Capital		Operating	Expenditures	Aircraft Deliveries*	Expenditures
	(in thousands)
Remaining months in 2012	$62,096		$16,386	$78,482	$—	$78,482
2013	460,449	*	36,462	496,911	180,000	316,911
2014	431,078		28,447	459,525	—	459,525
2015	242,943		28,582	271,525	—	271,525
2016	80,451		29,325	109,776	—	109,776
Thereafter	722,413		257,698	980,111	—	980,111

*                                         See below for a detailed discussion of the committed lease financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Purchase Aircraft Lease Financing Agreement

Hawaiian has a commitment to assign its purchase of two Airbus A330-200 aircraft at delivery and simultaneously enter into lease agreements for the respective aircraft with scheduled delivery dates during the first half of 2013 with total committed lease financing of $180 million.  Both the gross capital commitment for the cost of the aircraft and the committed financing are shown in the table above.  The lease agreements have initial lease terms of twelve years with the option to extend an additional two years. Rent under each lease is payable monthly at a fixed rate to be determined at delivery of each aircraft.  The Company will determine whether these leases will be classified as capital or operating leases in the period it takes delivery of each aircraft.

The anticipated future payments for these leases, not included in the table above, are approximately nil for the remaining months in 2012, $15.3 million in 2013, $18.4 million in 2014, $18.4 million in 2015, $18.4 million in 2016 and $150.0 million thereafter.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at June 30, 2012 and $30.9 million at December 31, 2011.  The agreement with the Company’s largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  As of June 30, 2012, there were no amounts subject to this holdback.  As of December 31, 2011, the holdback was 25% of the applicable credit card air traffic liability.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.

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

ITEM 2.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding the expected effects of the purchase of aircraft; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the Continental United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of March 31, 2012, the latest available data.  At June 30, 2012,

Hawaiian’s operating fleet consisted of Boeing 717-200 aircraft for its Neighbor Island routes and Boeing 767-300 aircraft and Airbus A330-200 aircraft for its North America, International and charter routes as detailed below:

Aircraft Type	Leased	Owned	Total

A330-200 (1)	5	4	9
767-300ER	9	7	16
717-200 (2)	3	15	18
Total	17	26	43

(1)          The Company took delivery of two owned A330-200 aircraft in March and April 2012 and two leased aircraft in May and June 2012.

(2)          The Company took delivery of two leased Boeing 717-200 aircraft during the quarter ended March 31, 2012.

Based in Honolulu, Hawaiian had 4,624 active employees as of June 30, 2012.

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

Second Quarter Financial Highlights

•                  Operating revenue increased 22.7% to $484.6 million during the second quarter 2012 as compared to the second quarter 2011.

•                  Passenger revenue per available seat mile (ASM) increased 6.2% to 12.59 cents from the same period last year.

•                  Operating revenue per ASM increased 5.1% to 13.90 cents from the prior year period.

•                  Net income of $3.9 million, or $0.07 per diluted share.

•                  Unrestricted cash and cash equivalents of $446.6 million at June 30, 2012.

Second Quarter Operational Highlights

•                  Ranked as the #1 carrier for on-time performance as reported by the U.S. Department of Transportation Air Travel Consumer for the months of March, April and May.

•                  Took delivery and placed into revenue service three Airbus A330-200 aircraft.

•                  Launched daily non-stop service from Honolulu to Fukuoka, Japan and Honolulu to New York City, New York.

Results of Operations

In the three and six months ended June 30, 2012, we recorded net income of $3.9 million or $0.07 per diluted share and $11.2 million or $0.21 per diluted share, respectively.  In the three and six months ended June 30, 2011, we recorded net losses of $50.0 million or $0.99 per basic and diluted share and $49.2 million or $0.97 per basic and diluted share, respectively, which includes the impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related the purchase of fifteen Boeing 717-200 previously under lease agreements.  Our improved performance is due to increases in operating revenue, primarily due to increases in passenger revenue, and partially offset by increases in operating expenses due to our continued growth.

Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2012		2011		2012		2011
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,329		2,152		4,547		4,240
Revenue passenger miles (RPM)	2,925,198		2,502,779		5,555,484		4,843,893
Available seat miles (ASM)	3,480,608		2,982,445		6,620,573		5,765,116
Passenger revenue per ASM (PRASM)	12.59	¢	11.85	¢	12.52	¢	11.77	¢
Passenger load factor (RPM/ASM)	84.0%		83.9%		83.9%		84.0%
Passenger revenue per RPM (Yield)	14.98	¢	14.12	¢	14.92	¢	14.01	¢

Total Operations:
Operating revenue per ASM	13.90	¢	13.23	¢	13.88	¢	13.19	¢
Operating cost per ASM (CASM)(b)	13.05	¢	15.59	¢	13.24	¢	14.49	¢
Lease termination charges per ASM	—	¢	2.35	¢	—	¢	1.21	¢
Aircraft fuel expense per ASM	4.31	¢	4.54	¢	4.39	¢	4.24	¢
Revenue passengers flown	2,330		2,152		4,549		4,242
Revenue block hours operated (actual)	35,574		31,284		68,657		60,992
RPM	2,930,831		2,504,879		5,562,272		4,846,776
ASM	3,487,042		2,984,671		6,628,383		5,768,685
Gallons of jet fuel consumed	47,346		40,572		90,472		78,821
Average cost per gallon of jet fuel (actual) (a)	$3.18		$3.34		$3.21		$3.11

(a)                    Includes applicable taxes and fees.

(b)                   Includes lease termination charges of $70.0 million incurred during the quarter ended June 30, 2011.

Operating Revenue

Operating revenue was $484.6 million and $920.0 million for the three and six months ended June 30, 2012, respectively, a 22.7% and 21.0% increase over operating revenue of $395.0 million and $760.6 million for the same three and six month periods in 2011, driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased $84.7 million or 24.0% and $150.4 million or 22.2% for the three and six months ended June 30, 2012, respectively, as compared to the same three and six month periods in 2011, primarily due to increased yields throughout our networks and increased capacity on Neighbor Island and International routes.  The detail of these changes is described in the table below:

	Three months ended June 30, 2012 as compared				Six months ended June 30, 2012 as compared
	to three months ended June 30, 2011				to six months ended June 30, 2011
	Change in				Change in
	scheduled	Change in	Change in	Change in	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM	passenger revenue	Yield	RPM	ASM
	(millions)				(millions)
North America	$15.2	5.4%	2.4%	1.0%	$26.9	5.5%	1.8%	0.2%
Neighbor Island	10.2	3.3	7.2	11.5	13.8	0.9	6.0	10.9
International	59.3	13.6	66.7	61.0	109.7	17.6	61.0	58.6
Total scheduled	$84.7	6.1%	16.9%	16.7%	$150.4	6.5%	14.7%	14.8%

North America — North America revenue increased by $15.2 million and $26.9 million for the three and six months ended June 30, 2012, respectively, as compared to the same three and six month periods in 2011, primarily due to increased yield.  The three months ended June 30, 2012 reflect our new non-stop daily route from Honolulu to New York City, New York (launched in June 2012).

Neighbor Island — Neighbor Island revenue increased by $10.2 million and $13.8 million for the three and six months ended June 30, 2012, respectively, as compared to the same three and six month periods in 2011 due to increased yield and additional capacity provided by the three Boeing 717-200 that entered the fleet in the fourth quarter of 2011 and first quarter of 2012.

International — International revenue increased by $59.3 million and $109.7 million for the three and six months ended June 30, 2012, respectively, as compared to the same three and six month periods in 2011, due to increased yield and capacity. The three and six months ended June 30, 2012 reflect our new daily routes from Honolulu to Osaka, Japan (launched in July 2011), Fukuoka, Japan (launched in April 2012), and the increase in Sydney, Australia, service to daily from four times per week beginning in December 2011.

Other Operating Revenue

Other operating revenue increased by $4.8 million or 11.5% and $9.0 million or 11.0% in the three and six months ended June 30, 2012, respectively, as compared to the three and six months ended June 30, 2011, primarily due to increased baggage revenue, an increase in cargo revenue due to the additional cargo capacity provided by the Airbus A330-200 aircraft and the expansion of our network and increased charter revenue.

Operating Expense

Operating expenses were $455.2 million and $877.8 million for the three and six months ended June 30, 2012 and $465.2 million and $835.8 million for the three and six months ended June 30, 2011.  The change in operating expenses for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 is detailed below:

	Increase / (decrease) in operating		Increase / (decrease) in operating
	expenses for the three months ended		expenses for the six months ended
	June 30, 2012 compared to the three		June 30, 2012 compared to the six
	months ended June 30, 2011		months ended June 30, 2011
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$14,994	11.1%	$45,949	18.8%
Wages and benefits	16,986	21.3	29,538	18.8
Aircraft rent	(6,290)	(20.2)	(17,143)	(26.3)
Maintenance materials and repairs	6,685	15.6	6,983	8.1
Aircraft and passenger servicing	5,034	25.7	7,957	20.9
Commissions and other selling	5,319	22.8	8,502	17.2
Depreciation and amortization	5,949	38.1	10,397	34.3
Other rentals and landing fees	3,877	22.4	7,301	21.7
Other	7,487	24.7	12,596	20.7
Lease termination charges (1)	(70,014)	NM	(70,014)	NM
Total	$(9,973)	(2.1)%	$42,066	5.0%

(1)                                  Amount reflects the prior-year period impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements.

Our operations have expanded by approximately 17% and 15% (measured in ASMs) in the three and six months ended June 30, 2012 as compared to prior-year periods, primarily due to the addition of five Airbus A330-200 aircraft and three Boeing 717-200 aircraft since June 30, 2011 partially offset by the return of one leased Boeing 767-300 aircraft at the end of its lease term.  Our expansion includes the addition of new routes since June 30, 2011 to Osaka, Japan in July 2011, Fukuoka, Japan in April 2012 and New York in June 2012, as well as increased frequency on our Australia route in December 2011.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling and other rentals and landing fees.

We expect operating expenses to increase with the continued expansion of our services and the increased number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased in the three and six months ended June 30, 2012 as compared to the prior year periods by $15.0 million and $45.9 million, respectively.  The increase in the three months ended June 30, 2012 as compared to the prior-year period is due to an increase in consumption due to the additional aircraft in the fleet and partially offset by a decrease in cost of fuel. The increase in the six months ended June 30, 2012 as compared to the prior-year periods is primarily attributable to the increase in consumption due to the additional aircraft in our fleet and an increase in the cost of fuel.  The results are illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Fuel gallons consumed	47,346	40,572	16.7%	90,472	78,821	14.8%
Fuel price per gallon, including taxes and delivery	$3.18	$3.34	(4.8)%	$3.21	$3.11	3.2%
Aircraft fuel expense	$150,465	$135,471	11.1%	$290,783	$244,834	18.8%

During the three and six months ended June 30, 2012 and June 30, 2011, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded losses on fuel derivatives of $14.8 million and $9.0 million for the three and six months ended June 30, 2012, compared to losses of $10.5 million and $2.1 million for the three and six months ended June 30, 2011.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period inclusive of costs related to hedging premiums.  Economic fuel expense for the three and six months ended June 30, 2012 is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and oil	$150,465	$135,471	11.1%	$290,783	$244,834	18.8%
Realized (gains) losses on settlement of fuel derivative contracts	1,874	(3,057)	161.3%	2,729	(4,616)	159.1%
Economic fuel expense	$152,339	$132,414	15.0%	$293,512	$240,218	22.2%
Gallons of jet fuel consumed	47,346	40,572	16.7%	90,472	78,821	14.8%
Economic fuel costs per gallon	$3.22	$3.26	(1.2)%	$3.24	$3.05	6.2%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and Benefits

Wages and benefits expense increased $17.0 million or 21.3% and $29.5 million or 18.8% for the three and six months ended June 30, 2012 as compared to the prior-year periods, primarily due to an increase in the number of employees as we continue to expand our operations with additional aircraft and new routes and also an increase in our pension and other postretirement expenses.

We continue to expect wages and benefits expense to increase in future periods as we continue to add additional employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense decreased $6.3 million or 20.2% and $17.1 million or 26.3% for the three and six months ended June 30, 2012 as compared to the prior-year periods, primarily due to the purchase of our existing fleet of Boeing 717-200 aircraft in June 2011, of which the majority were previously under operating lease agreements.

Maintenance materials and repairs

Maintenance materials and repairs expense increased $6.7 million or 15.6% and $7.0 million or 8.1% for the three and six months ended June 30, 2012 as compared to the prior-year periods.  The increase from the prior-year periods was primarily due to increased power-by-the-hour (PBH) expenses for the additional Boeing 717-200 and Airbus A330-200 aircraft in our fleet, partially offset by decreases in the PBH expenses for the Boeing 767-300 that were returned in second and fourth quarter 2011 and a decrease in the number of heavy checks.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional Airbus aircraft into revenue service.

Aircraft and passenger servicing

Aircraft and passenger servicing expenses increased $5.0 million or 25.7% and $8.0 million or 20.9% for the three and six months ended June 30, 2012 as compared to the prior-year periods, due to volume-related increases as well as increased service costs on our International routes.

We expect aircraft and passenger servicing to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and other selling

Commissions and other selling expenses increased $5.3 million or 22.8% and $8.5 million or 17.2% for the three and six months ended June 30, 2012 as compared to the prior-year periods, primarily due to increased booking fees and travel agency commissions for ticket sales along with increases in the volume of ticket sales purchased through credit cards and global distribution systems.

We expect commissions and other selling expenses to increase in future periods as we continue to add additional capacity through the expansion of our fleet.

Depreciation and Amortization

Depreciation and amortization expenses increased $5.9 million or 38.1% and $10.4 million or 34.3% for the three and six months ended June 30, 2012 as compared to the prior-year periods, primarily due to the increase in the number of owned aircraft from June 30, 2011.

Other Rentals and Landing Fees

Other rentals and landing fees increased by $3.9 million or 22.4% and $7.3 million or 21.7% for the three and six months ended June 30, 2012 as compared to the prior-year periods, primarily due to increases in joint and space rent rates at our Hawaii airports and increases in rent expense and landing fees due to the addition of new routes since June 30, 2011.

We expect other rentals and landing fees to increase in future periods as we continue to add additional routes.

Other expense

Other expense increased by $7.5 million or 24.7% and $12.6 million or 20.7% for the three and six months ended June 30, 2012 as compared to the prior-year periods, primarily due to increased expenses incurred for services outsourced to third-party vendors.

Lease Termination

In the quarter ended June 30, 2011, we entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and eleven operating lease agreements.   The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements, cash payment of $25.0 million, and non-cash application of maintenance and security deposits held by the previous lessor and current debt financer of $12.2 million.  We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840 - Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases.  We recorded the fifteen Boeing 717-200 at their fair value of $135 million on the June 30, 2011 unaudited Consolidated Balance Sheets and lease termination charges of $70.0 million on the unaudited Consolidated Statements of Operations.

The purchase of the fifteen Boeing 717-200 aircraft resulted in lower aircraft rent expense in the current year that was partially offset by increases in depreciation and amortization and interest expenses.

Nonoperating Expense

For the three and six months ended June 30, 2012, we recorded nonoperating expense, net, of $23.0 million and $24.1 million, respectively, compared to nonoperating expense, net, of $12.4 million and $6.0 million for the three and six months ended June 30, 2011, respectively.  The nonoperating expense recognized for the three and six months ended June 30, 2012 primarily consists of losses incurred on fuel derivatives and increases in interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into subsequent to June 30, 2011.

Income Tax Expense (Benefit)

We had effective tax rates of 38.1% and 39.4% for the three months ended June 30, 2012 and 2011, respectively, and 38.6% and 39.3% for the six months ended June 30, 2012 and 2011, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of June 30, 2012, we had $446.6 million in cash and cash equivalents, representing an increase of $142.4 million from December 31, 2011.  As of June 30, 2012, our restricted cash balance, which consisted of cash held as collateral by entities that process our credit card transactions for advance ticket sales, was $5.0 million, a decrease of $25.9 million from December 31, 2011, due to a decrease in the cash holdback on our primary credit card processing agreement.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings.  At June 30, 2012, Hawaiian had approximately $686.8 million of debt and capital lease obligations, including approximately $55.6 million that will become due in the next 12 months.  Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of June 30, 2012, we had no outstanding borrowings under the Revolving Credit Facility and $65.6 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $209.7 million for the six months ended June 30, 2012, an increase of $116.5 million compared to the same period in 2011.  The increase in cash provided was primarily due to an increase in our air traffic liability balance for increased future bookings related to advance ticket sales, an increase in other accrued liabilities and a decrease in prepaid expenses and other that was partially offset by an increase in accounts receivable.

Net cash used in investing activities was $177.2 million for the six months ended June 30, 2012 compared to $147.3 million for the same period in 2011.  During the six months ended June 30, 2012, the cash used in investing activities consists of payments of $211.7 million for purchases of property and equipment and pre-delivery deposits for aircraft and engines, partially offset by proceeds of $34.5 million from the refund of pre-delivery deposits in connection with the operating lease of one of our Airbus A330-200 in May 2012.  During the six months ended June 30, 2011, we used $130 million for purchases of property and equipment and pre-delivery payments for our upcoming Airbus A330-200 aircraft and engines and $17 million for other property and equipment.

Net cash provided by financing activities was $109.8 million for the six months ended June 30, 2012 as compared to $72.5 million for the same period in 2011.  During the six months ended June 30, 2012, we received $133.0 million from two term loans for a portion of the purchase price of two Airbus A330-200 aircraft that we took delivery of in March and April 2012, partially offset by $21.7 million in cash repayments of long-term debt and capital lease obligations and debt issuance costs of $2.4 million.  During the six months ended June 30, 2011, we received $65 million from a term loan for the portion of the purchase price of an Airbus A330-200 that we took delivery of in April 2011, $78 million in net cash proceeds from the issuance of the convertible notes and related transactions, and debt issuance costs of $7 million which was partially offset by cash repayments of long-term debt and capital lease obligations totaling $64 million.

Capital Commitments

As of June 30, 2012, Hawaiian’s firm aircraft orders consisted of thirteen wide-body Airbus A330-200 aircraft for delivery between 2013 and 2015, six Airbus A350XWB-800 aircraft for delivery beginning in 2017 and five Rolls Royce spare engines scheduled for delivery through 2020.  In addition, Hawaiian has purchase rights for an additional three A330-200 aircraft and six A350-XWB aircraft.  Committed expenditures for these aircraft, engines and related flight equipment approximates $62 million for the remainder of 2012, $460 million in 2013, $431 million in 2014, $243 million in 2015, $80 million in 2016 and $723 million thereafter.

For the remainder of 2012, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment, to total approximately $20 million to $25 million.

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

We have secured financing through a $180 million lease commitment with a third-party lessor for two Airbus A330-200 aircraft with scheduled delivery dates during the first half of 2013.  See Note — 8 to our unaudited financial statements for further detail regarding our aircraft facility and lease commitments.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of June 30, 2012, we were in compliance with these covenants.  If we are not able to comply with these covenants, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets, totaled $5.0 million at June 30, 2012 and $30.9 million at December 31, 2011.  The agreement with our largest credit card processor also contains financial triggers for additional holdbacks, which are based upon, among other things, the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.  As of June 30, 2012, there were no amounts subject to this holdback, a decrease from December 31, 2011, where this holdback was 25% of the applicable credit card air traffic liability.  Under the terms of this credit card agreement, the level of credit card holdback is subject to adjustment based on actual performance relative to these specific triggers.  Depending on our performance relative to these financial triggers in the future, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate, the increase in restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact us.

Pension and Postemployment Benefit Plan Funding

We contributed $2.6 million and $5.0 million during the three and six months ended June 30, 2012, respectively, to our defined benefit and other postretirement plans and expect to contribute an additional $5.2 million to fulfill the required minimum contribution during the remainder of 2012.  Future funding requirements are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2012 are summarized in the following table:

Contractual Obligations	Total	Six months remaining in 2012	2013-2014	2015-2016	2017 and Thereafter
	(in thousands)

Debt and capital lease obligations (1)	$919,107	$48,044	$227,215	$239,884	$403,964
Operating leases—aircraft and related equipment (2)	609,435	45,022	165,475	142,180	256,758
Operating leases—non-aircraft	50,100	1,999	9,845	10,283	27,973
Purchase commitments - Capital (3)	1,999,430	62,096	891,527	323,394	722,413
Purchase commitments - Operating (4)	396,900	16,386	64,909	57,907	257,698
Projected employee benefit contributions (5)	44,572	5,200	39,372	—	—

Total contractual obligations	$4,019,544	$178,747	$1,398,343	$773,648	$1,668,806

(1)                                  Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of June 30, 2012.  Amount reflects capital leases for one Airbus A330-200 aircraft and two Boeing 717 aircraft.

(2)                                  Amounts reflect leases for four Airbus A330-200 aircraft, nine Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of June 30, 2012.

(3)                                  Amounts include our firm aircraft orders consisting of thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines. We have received committed financing for two of these upcoming aircraft deliveries of $180 million in 2013.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 33.1% of our operating expenses for the three and six months ended June 30, 2012.  Based on gallons expected to be consumed in 2012, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $2.0 million.

We use derivative contracts to manage our exposure to changes in the prices of jet fuel.  During 2012, our fuel hedge program primarily consists of heating oil, WTI and Brent crude oil call options and collars.  Call option contracts provide for a settlement in favor of the holder in the event that prices exceed a predetermined contractual level during a particular time period.  We have combined some of our call option contracts with put option contract sales to create “collars” whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of June 30, 2012, the fair value of these fuel derivative agreements reflected a net asset of $6.4 million that is reflected in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of July 16, 2012 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Price		Percentage of Projected Fuel Requirements Hedged	Fuel Barrels Hedged
	Cap	Floor
Third Quarter 2012
Heating Oil (per gallon)
Collars	$3.05	$2.66	13%	168,000

Crude Oil (per barrel)
Brent Call Options	$127.76	N/A	47%	610,000
WTI Call Options	$112.56	N/A	1%	7,000
Brent Collars	$111.48	$96.56	3%	42,000
WTI Collars	$107.30	$90.30	2%	28,000
Total			66%	855,000

Fourth Quarter 2012
Heating Oil (per gallon)
Collars	$3.07	$2.65	6%	71,000

Crude Oil (per barrel)
Brent Call Options	$118.33	N/A	46%	593,000
Brent Collars	$111.00	$95.01	3%	42,000
Total			55%	706,000

First Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$116.96	N/A	41%	526,000
Total			41%	526,000

Second Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.01	N/A	30%	400,000
Total			30%	400,000

Third Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.27	N/A	21%	300,000
Total			21%	300,000

Fourth Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$112.21	N/A	9%	120,000
Total			9%	120,000

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

At June 30, 2012, we had $71.2 million of variable rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.2432%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating-rate debt and interest-bearing cash accounts.  Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of June 30, 2012, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2012, we had $615.7 million of fixed-rate debt including aircraft capital lease obligations and the convertible notes and facility agreements for aircraft purchases.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.6 million as of June 30, 2012.

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

As of June 30, 2012 and December 31, 2011, we did not have any foreign currency hedges.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended June 30, 2012 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amendment Number Five to Amended and Restated Credit Agreement and Waiver and Amendment Number Two to Amended and Restated Security Agreement, dated as of July 9, 2012, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the “Lenders”) and Wells Fargo Capital Finance, Inc., as agent for the Lenders.

10.2	Amendment No. 7 to the Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008 between Airbus S.A.S., and Hawaiian Airlines, Inc. ‡

12	Computation of ratio of earning to fixed charges for the three and six months ended June 30, 2012 and 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡                                          Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

July 26, 2012	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer