Form 10-Q
period 2012-09-30
HAWAIIAN HOLDINGS INC
filed 2012-10-25
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 17, 2012, 51,388,041 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Operating Revenue:
Passenger	$497,243	$412,771	$1,326,306	$1,091,450
Other	52,079	43,088	143,061	125,034
Total	549,322	455,859	1,469,367	1,216,484

Operating Expenses:
Aircraft fuel, including taxes and oil	165,762	135,956	456,545	380,790
Wages and benefits	93,438	82,417	280,261	239,702
Aircraft rent	25,626	25,317	73,712	90,546
Maintenance materials and repairs	44,150	36,273	137,271	122,411
Aircraft and passenger servicing	28,859	22,283	74,859	60,326
Commissions and other selling	31,028	23,359	89,055	72,884
Depreciation and amortization	22,983	17,496	63,687	47,803
Other rentals and landing fees	22,520	19,830	63,486	53,495
Other	40,023	31,981	113,330	92,692
Lease termination charges	—	—	—	70,014
Total	474,389	394,912	1,352,206	1,230,663

Operating Income (Loss)	74,933	60,947	117,161	(14,179)

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(11,975)	(7,737)	(31,745)	(15,820)
Interest income	96	638	477	1,333
Capitalized interest	2,579	2,647	7,328	5,807
Gains (losses) on fuel derivatives	6,508	(9,707)	(2,495)	(11,781)
Other, net	1,662	538	1,245	879
Total	(1,130)	(13,621)	(25,190)	(19,582)

Income (Loss) Before Income Taxes	73,803	47,326	91,971	(33,761)

Income tax (benefit) expense	28,320	21,709	35,326	(10,191)

Net Income (Loss)	$45,483	$25,617	$56,645	$(23,570)

Net Income (Loss) Per Common Stock Share:
Basic	$0.88	$0.50	$1.11	$(0.46)
Diluted	$0.86	$0.50	$1.08	$(0.46)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statement of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
	(unaudited)
Net Income (Loss)	$45,483	$25,617	$56,645	$(23,570)

Other comprehensive income, net:
Net change related to employee benefit plans	1,863	129	4,120	308
	1,863	129	4,120	308
Total comprehensive income (loss), net	$47,346	$25,746	$60,765	$(23,262)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$433,485	$304,115
Restricted cash	5,000	30,930
Total cash, cash equivalents and restricted cash	438,485	335,045
Accounts receivable, net of allowance for doubtful accounts of $212 as of September 30, 2012 and $630 as of December 31, 2011	107,704	94,164
Spare parts and supplies, net	21,840	23,595
Deferred tax assets	17,506	15,336
Prepaid expenses and other	40,669	31,391
Total	626,204	499,531

Property and equipment, less accumulated depreciation and amortization of $230,675 as of September 30, 2012 and $181,599 as of December 31, 2011	1,009,712	729,127

Other Assets:
Long-term prepayments and other	57,300	47,321
Deferred tax assets	23,197	59,519
Intangible assets, net of accumulated amortization of $169,746 as of September 30, 2012 and $154,302 as of December 31, 2011	29,924	45,368
Goodwill	106,663	106,663
Total Assets	$1,853,000	$1,487,529

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$81,008	$80,636
Air traffic liability	385,811	303,382
Other accrued liabilities	71,124	67,267
Current maturities of long-term debt and capital lease obligations	56,478	37,535
Total	594,421	488,820

Long-Term Debt, less discount, and Capital Lease Obligations	617,761	424,436

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	318,633	320,742
Other liabilities and deferred credits	35,424	30,655
Total	354,057	351,397

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value per share, 51,383,905 shares issued and outstanding as of September 30, 2012; 50,729,573 shares issued and outstanding as of December 31, 2011	513	507
Capital in excess of par value	263,772	260,658
Accumulated income	120,696	64,051
Accumulated other comprehensive loss, net	(98,220)	(102,340)
Total	286,761	222,876
Total Liabilities and Shareholders’ Equity	$1,853,000	$1,487,529

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Net cash provided by Operating Activities	$249,394	$112,618

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(215,950)	(175,464)
Net cash used in investing activities	(215,950)	(175,464)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	1,263	162
Purchase of call options and sale of common stock warrants, net	—	(7,556)
Issuance of convertible notes	—	86,250
Long-term borrowings	133,000	65,000
Repayments of long-term debt and capital lease obligations	(35,219)	(72,087)
Debt issuance costs	(3,118)	(7,114)
Net cash provided by financing activities	95,926	64,655

Net increase in cash and cash equivalents	129,370	1,809

Cash and cash equivalents - Beginning of Period	304,115	285,037

Cash and cash equivalents - End of Period	$433,485	$286,846

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-05, Comprehensive Income — Presentation of Comprehensive Income (ASU 2011-05).  This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, amongst other things.  ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted this guidance during the quarter ended March 31, 2012 and the two-statement approach is presented within this report.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 amended Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures (ASC 820), to converge the fair value measurement guidance in GAAP and the International Financial Reporting Standards (IFRSs).  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820.  In addition, ASU 2011-04 requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 during the quarter ended March 31, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other: Testing Indefinite — Lived Intangible Assets for Impairment (ASU 2012-02).  ASU 2012-02 amended ASC Topic 350, Intangibles—Goodwill and Other, to allow an entity the option to first assess qualitative factors, to determine whether or not it is necessary to perform the quantitative test for testing indefinite-lived intangible assets for impairment outlined in ASC 350. This amendment is effective for fiscal years and interim periods beginning after September 15, 2012, but can be early adopted. The Company will adopt the provisions of ASU 2012-02 for its annual intangible asset impairment test as of October 1, 2012.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
	(in thousands, except for per share data)
Numerator:

Net income (loss)	$45,483	$25,617	$56,645	$(23,570)

Denominator:

Weighted average common stock shares outstanding - Basic	51,444	50,858	51,246	50,690
Assumed exercise of equity awards	1,179	572	1,217	—
Weighted average common stock shares outstanding - Diluted	52,623	51,430	52,463	50,690

Net income (loss) per common share:

Basic	$0.88	$0.50	$1.11	$(0.46)
Diluted	$0.86	$0.50	$1.08	$(0.46)

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
	(in thousands)

Stock options	83	1,783	90	659
Deferred stock	—	—	—	1
Restricted stock	607	402	664	320
Convertible notes (1)	10,943	10,943	10,943	7,619
Warrants (1)	10,943	10,943	10,943	7,619

(1)                                 In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants.  These weighted common stock equivalents were excluded from the computation of diluted earnings per share because their conversion price of $7.88 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$341,398	$341,398	$—	$—
Fuel derivative contracts:
Crude oil caps/call options	16,820	—	16,820	—
Crude oil collars	158	—	158	—
Heating oil collars	406	—	406	—
Total assets measured at fair value	$358,782	$341,398	$17,384	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents
Money market securities	$208,594	$208,594	$—	$—
Fuel derivative contracts:
Crude oil caps/call options	1,511	—	1,511	—
Crude oil collars	231	—	231	—
Heating oil caps/call options	170	—	170	—
Heating oil collars	628	—	628	—
Total assets measured at fair value	$211,134	$208,594	$2,540	$—

Fuel derivative contracts:
Crude oil collars	$90	$—	$90	$—
Heating oil collars	427	—	427	—
Total liabilities measured at fair value	$517	$—	$517	$—

Cash equivalents.  The Company’s cash equivalents consist of money market securities and are classified as Level 1 investments and valued using inputs observable in markets for identical securities.

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

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $565.6 million and $461.5 million at September 30, 2012 and December 31, 2011, respectively, was approximately $550.7 million ($74.4 million as Level 2 and $476.3 million as Level 3 in the fair value hierarchy) and $445.2 million ($66.4 million as Level 2 and $378.8 million as Level 3 in the fair value hierarchy).  The Company’s fair value estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

4.  Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil and WTI crude oil and Brent crude oil call options and collars. During the three and nine months ended September 30, 2012, the Company primarily used heating oil and crude oil call options and collars to hedge its aircraft fuel expense. As of September 30, 2012, the Company had outstanding fuel derivative contracts covering 127.0 million gallons of jet fuel that will be settled over the next 24 months. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment.  As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount and location of realized and unrealized gains and losses that were recognized during the three and nine months ended September 30, 2012 and 2011, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gains (losses) on fuel derivative recorded in nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gain (losses):
Gains (losses) realized at settlement	$(1,589)	$(2,323)	$(4,318)	$2,292
Reversal of prior period unrealized amounts	3,050	977	2,324	(3,841)
Unrealized gains (losses) on contracts that will settle in future periods	5,047	(8,361)	(501)	(10,232)
Gains (losses) on fuel derivatives recorded in nonoperating income (expense)	$6,508	$(9,707)	$(2,495)	$(11,781)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  Based on the fair value of our fuel derivative contracts, our counterparties may require us to post collateral when the price of the underlying commodity decreases.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  The Company had no collateral posted with counterparties as of September 30, 2012 and December 31, 2011.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

		Fair Value of Derivatives
		Assets as of		Liabilities as of
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
		(in thousands)

Fuel derivative contracts	Prepaid expenses and other	$17,384	$2,540	$—	$517

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

As of September 30, 2012, the scheduled maturities of long-term debt over the next five years and thereafter were as follows (in thousands):

Remaining months in 2012	$11,942
2013	100,477
2014	37,515
2015	39,435
2016	125,911
Thereafter	264,803

6.  Leases

The Company leases aircraft, engines and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured at the inception of the lease, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.

In the second quarter of 2012, the Company took delivery of an Airbus A330-200 aircraft under an operating lease with a lease term of twelve years and an option to extend an additional two years.

Also, in the second quarter of 2012, the Company took delivery of an additional Airbus A330-200 aircraft under a capital lease with a lease term of twelve years.

During the first quarter of 2012, the Company took delivery of two Boeing 717-200 aircraft under capital leases with lease terms of eight years.

As of September 30, 2012, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)

Remaining months in 2012	$3,450	$25	$22,436	$958
2013	13,803	102	84,842	4,784
2014	13,803	102	80,051	5,239
2015	13,803	102	79,445	5,204
2016	13,803	102	62,735	5,124
Thereafter	87,150	24	256,758	27,973
	145,812	457	$586,267	$49,282
Less amounts representing interest	37,555	74
Present value of minimum capital lease payments	$108,257	$383

7. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans for the three and nine months ended September 30, 2012 and 2011, included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Periodic Benefit Cost	2012	2011	2012	2011
	(in thousands)

Service cost	$3,363	$2,254	$10,013	$6,974
Interest cost	6,876	6,523	20,588	19,557
Expected return on plan assets	(4,022)	(4,703)	(12,048)	(14,078)
Recognized net actuarial loss	1,863	129	5,338	309
Net periodic benefit cost	$8,080	$4,203	$23,891	$12,762

The Company made contributions of $14.4 million and $19.4 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2012, respectively, satisfying the Company’s required 2012 plan year contributions.

8. Commitments and Contingent Liabilities

Commitments

As of September 30, 2012, the Company had capital commitments for aircraft and aircraft related equipment including firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines scheduled for delivery through 2020. The Company has purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability. The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts.  The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the remaining months in 2012, the next four years and thereafter are detailed below as of the date of this Report:

					Less: Committed
				Total Commited	Financing for Upcoming	Net Committed
	Capital		Operating	Expenditures	Aircraft Deliveries*	Expenditures
	(in thousands)
Remaining months in 2012	$58,218		$8,197	$66,415	$—	$66,415
2013	450,232	*	36,462	486,694	247,000	239,694
2014	431,166		28,447	459,613	—	459,613
2015	243,025		28,582	271,607	—	271,607
2016	80,451		29,325	109,776	—	109,776
Thereafter	722,413		257,698	980,111	—	980,111

*                                         See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Airbus A330-200 Facility Agreement Commitments

In October 2012, Hawaiian entered into a secured loan agreement totaling $67 million to finance a portion of the capital commitment for an Airbus A330-200 aircraft with an expected delivery date in the first quarter of 2013.  Both the gross capital commitment for the cost of the aircraft and the committed financing are shown in the table above.  This loan agreement has a term of ten years and quarterly principal and interest payments under a variable interest rate with a $7 million balloon payment due at maturity.

The anticipated future principal payments and commitment fees for this facility agreement, not included in the table above, is approximately $0.8 million for the remaining months in 2012, $5.6 million in 2013, $6.4 million in 2014, $6.4 million in 2015, $6.4 million in 2016 and $43.0 million thereafter.

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

The anticipated future payments for these leases, not included in the table above, is zero for the remaining months in 2012 and approximately $15.3 million in 2013, $18.4 million in 2014, $18.4 million in 2015, $18.4 million in 2016 and $150.0 million thereafter.

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that include various guarantees.  It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of or relate to the lessee’s use of the leased aircraft or occupancy of the leased premises.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.  Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the real estate leased premises.  The Company believes that it is covered by insurance (subject to deductibles) for most tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases.  Hawaiian cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at September 30, 2012 and $30.9 million at December 31, 2011.  As of September 30, 2012, per the agreement with the Company’s largest credit card processor, the level of credit card holdback was subject to an adjustment based on actual performance relative to certain financial triggers including the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.   There were no amounts subject to this holdback at September 30, 2012.  As of December 31, 2011, the holdback was 25% of the applicable credit card air traffic liability.

In October 2012, the Company entered into an amendment with its largest credit card processor that eliminates the financial triggers for additional holdbacks.  In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding the expected effects of the purchase of aircraft; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the increase in frequency on existing routes; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements, including, but not limited to, the risks set out in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Our Company

Hawaiian Holdings, Inc. (the “Company,” “Holdings,” “we,” “us” and “our”) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”).  Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawaii and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization in June 2005.

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the Continental United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, Hawaiian operates various charter flights.  Hawaiian is the largest airline headquartered in Hawaii and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of June 30, 2012, the latest available data.  At September 30, 2012, Hawaiian’s operating fleet consisted of Boeing 717-200 aircraft for its Neighbor Island routes and Boeing 767-300 aircraft and Airbus A330-200 aircraft for its North America, International and charter routes as detailed below:

Aircraft Type	Leased	Owned	Total

A330-200 (1)	5	4	9
767-300ER	9	7	16
717-200 (2)	3	15	18
Total	17	26	43

(1)	The Company took delivery of two owned A330-200 aircraft in March and April 2012 and two leased aircraft in May and June 2012.
(2)	The Company took delivery of two leased Boeing 717-200 aircraft during the quarter ended March 31, 2012.

Based in Honolulu, Hawaiian had 4,756 active employees as of September 30, 2012.

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

Third Quarter Financial Highlights

•                  Operating revenue increased 20.5% to $549.3 million during the third quarter 2012 as compared to the third quarter 2011.

•                  Net income of $45.5 million, or $0.86 per diluted share for the third quarter 2012 as compared to net income of $25.6 million or $0.50 per diluted share for the third quarter of 2011.

•                  Unrestricted cash and cash equivalents of $433.5 million at September 30, 2012 as compared to $304.1 million at December 31, 2011.

Third Quarter Operational Highlights

•                  Ranked as the #1 carrier for on-time performance as reported by the U.S. Department of Transportation Air Travel Consumer for the months of June, July, and August.

Results of Operations

In the three and nine months ended September 30, 2012, we recorded net income of $45.5 million or $0.86 per diluted share and $56.6 million or $1.08 per diluted share, respectively.  In the three and nine months ended September 30, 2011, we recorded net income of $25.6 million or $0.50 per diluted share and a net loss of $23.6 million or $0.46 per basic and diluted share, respectively.  The nine months ended September 30, 2011 includes the impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements recorded during the second quarter 2011.

Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2012		2011		2012		2011
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,519		2,267		7,066		6,507
Revenue passenger miles (RPM)	3,367,603		2,694,577		8,923,088		7,538,470
Available seat miles (ASM)	4,041,920		3,162,394		10,662,494		8,927,509
Passenger revenue per ASM (PRASM)	12.30	¢	13.05	¢	12.44	¢	12.23	¢
Passenger load factor (RPM/ASM)	83.3%		85.2%		83.7%		84.4%
Passenger revenue per RPM (Yield)	14.77	¢	15.32	¢	14.86	¢	14.48	¢

Total Operations:
Operating revenue per ASM	13.56	¢	14.40	¢	13.76	¢	13.61	¢
Operating cost per ASM (CASM)(b)	11.71	¢	12.47	¢	12.66	¢	13.77	¢
Lease termination charges per ASM	—	¢	—	¢	—	¢	0.78	¢
Aircraft fuel expense per ASM	4.09	¢	4.29	¢	4.27	¢	4.26	¢
Revenue passengers flown	2,522		2,269		7,071		6,511
Revenue block hours operated (actual)	39,774		32,511		108,431		93,503
RPM	3,376,257		2,696,892		8,938,530		7,543,668
ASM	4,052,248		3,166,417		10,680,632		8,935,101
Gallons of jet fuel consumed	54,535		42,895		145,006		121,717
Average cost per gallon of jet fuel (actual) (a)	$3.04		$3.17		$3.15		$3.13

(a)                   Includes applicable taxes and fees.

(b)                   Includes lease termination charges of $70.0 million incurred during the quarter ended June 30, 2011.

Operating Revenue

Operating revenue was $549.3 million and $1.5 billion for the three and nine months ended September 30, 2012, respectively, a 20.5% and 20.8% increase over operating revenue of $455.9 million and $1.2 billion, respectively, for the same three and nine month periods in 2011, driven primarily by an increase in passenger revenue.

Passenger Revenue

For the three months ended September 30, 2012, passenger revenue increased $84.5 million or 20.5%, as compared to the prior-year period, due to increased capacity that was partially offset by decreased yield as we faced increased competition on certain of our North America and International routes which led to a decreased load factor and decreased average fare throughout our network.  For the nine months ended September 30, 2012, passenger revenue increased $234.9 million or 21.5%, as compared to the prior-year period, primarily due to increased capacity and yield.  The detail of these changes is described in the table below:

	Three months ended September 30, 2012 as compared				Nine months ended September 30, 2012 as compared
	to three months ended September 30, 2011				to nine months ended September 30, 2011
	Change in				Change in
	scheduled	Change in	Change in	Change in	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM	passenger revenue	Yield	RPM	ASM
	(millions)				(millions)
North America	$39.9	(0.2)%	20.9%	21.5%	$66.8	3.6%	8.3%	7.4%
Neighbor Island	3.7	(3.2)	6.9	11.3	17.5	(0.6)	6.3	11.0
International	40.9	(2.2)	39.4	46.2	150.6	7.9	52.0	53.6
Total scheduled	$84.5	(3.6)%	25.0%	27.8%	$234.9	2.6%	18.4%	19.4%

North America — North America revenue increased over the prior-year period by $39.9 million for the three months ended September 30, 2012, primarily due to increased capacity.  For the nine months ended September 30, 2012, North America revenue increased over the prior-year period by $66.8 million, primarily due to increased capacity and yield.  The capacity increases in the three and nine months ended September 30, 2012 reflect the initiation of non-stop daily routes from Honolulu to New York City, New York (launched in June 2012), the addition of a third daily year-round flight from Honolulu to Los Angeles, California (launched in June 2012), and increased frequency from Maui to the Bay Area (launched in January 2012).

Neighbor Island — Neighbor Island revenue increased by $3.7 million and $17.5 million for the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods, primarily due to increased capacity provided by the three Boeing 717-200 aircraft that entered the fleet in the fourth quarter of 2011 and first quarter of 2012, partially offset by decreased yield.

International — International revenue increased by $40.9 million for the three months ended September 30, 2012, as compared to the prior-year period, due to increased capacity that was partially offset by decreased yield.  International revenue for the nine months ended September 30, 2012 increased by $150.6 million, as compared to the prior-year period, due to increased capacity and yield.  Results for the three and nine months ended September 30, 2012 reflect the initiation of non-stop daily routes from Honolulu to Osaka, Japan (launched in July 2011), Fukuoka, Japan (launched in April 2012), the increase in our Sydney, Australia, service to daily from four times per week (launched in December 2011), and the increase in our Seoul, Korea, service to daily from four times per week (launched in August 2012).

Other Operating Revenue

Other operating revenue increased by $9.0 million or 20.9% and $18.0 million or 14.4% in the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods, primarily due to increased baggage revenue, increased cargo revenue due to the additional cargo capacity provided by the Airbus A330-200 aircraft and the expansion of our network and increased charter revenue.

Operating Expense

Operating expenses were approximately $474.4 million and $1.4 billion for the three and nine months ended September 30, 2012, respectively, and approximately $394.9 million and $1.2 billion for the three and nine months ended September 30, 2011, respectively.  The change in operating expenses for the three and nine months ended September 30, 2012 as compared to the prior-year periods is detailed below:

	Changes in operating expenses for the		Changes in operating expenses for the
	three months ended September 30, 2012 as		nine months ended September 30, 2012 as
	compared to the three months ended		compared to the nine months ended
	September 30, 2011		September 30, 2011
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$29,806	21.9%	$75,755	19.9%
Wages and benefits	11,021	13.4	40,559	16.9
Aircraft rent	309	1.2	(16,834)	(18.6)
Maintenance materials and repairs	7,877	21.7	14,860	12.1
Aircraft and passenger servicing	6,576	29.5	14,533	24.1
Commissions and other selling	7,669	32.8	16,171	22.2
Depreciation and amortization	5,487	31.4	15,884	33.2
Other rentals and landing fees	2,690	13.6	9,991	18.7
Other	8,042	25.1	20,638	22.3
Lease termination charges (1)	—	NM	(70,014)	NM
Total	$79,477	20.1%	$121,543	9.9%

(1)

Amount reflects the impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements recorded during the second quarter 2011.

Our operations have expanded by approximately 28% and 20% (measured in ASMs) during the three and nine months ended September 30, 2012, respectively, as compared to prior-year periods, primarily due to the addition of five Airbus A330-200 aircraft and three Boeing 717-200 aircraft since September 30, 2011, partially offset by the return of one leased Boeing 767-300 aircraft at the end of its lease term.  Our expansion includes the addition of new North America and International routes since September 30, 2011.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling, other rentals and landing fees and other expenses.

We expect operating expenses to increase with the continued expansion of our services and the increased number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased in the three and nine months ended September 30, 2012 as compared to the prior-year periods by $29.8 million and $75.8 million, respectively.  The increase in the three months ended September 30, 2012, as compared to the prior-year period, is driven by an increase in consumption due to the additional aircraft in our fleet and is partially offset by a decrease in the fuel price per gallon. The increase in the nine months ended September 30, 2012, as compared to the prior-year period, is primarily due to an increase in consumption due to the additional aircraft in our fleet and an increase in the fuel price per gallon.  The results are illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Fuel gallons consumed	54,535	42,895	27.1%	145,006	121,717	19.1%
Fuel price per gallon, including taxes and delivery	$3.04	$3.17	(4.1)%	$3.15	$3.13	0.6%
Aircraft fuel expense	$165,762	$135,956	21.9%	$456,545	$380,790	19.9%

During the three and nine months ended September 30, 2012 and 2011, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations.  We recorded gains on fuel derivatives of $6.5 million and losses of $2.5 million for the three and nine months ended September 30, 2012, respectively, compared to losses of $9.7 million and $11.8 million for the three and nine months ended September 30, 2011, respectively.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period inclusive of costs related to hedging premiums.  Economic fuel expense for the three and nine months ended September 30, 2012 is calculated as follows:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and oil	$165,762	$135,956	21.9%	$456,545	$380,790	19.9%
Realized (gains) losses on settlement of fuel derivative contracts	1,589	2,323	(31.6)%	4,318	(2,292)	288.4%
Economic fuel expense	$167,351	$138,279	21.0%	$460,863	$378,498	21.8%
Gallons of jet fuel consumed	54,535	42,895	27.1%	145,006	121,717	19.1%
Economic fuel costs per gallon	$3.07	$3.22	(4.7)%	$3.18	$3.11	2.3%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related hedging program.

Wages and Benefits

Wages and benefits expense increased $11.0 million or 13.4% and $40.6 million or 16.9% for the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods, primarily due to an increase in the number of employees as we continue to expand our operations with additional aircraft and new routes as well as an increase in our pension and other post-retirement expenses.

We expect wages and benefits expense to increase in future periods as we continue to add additional employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense was flat for the three months ended September 30, 2012, as compared to the prior-year period; the addition of two aircraft under operating leases (one B717 aircraft in December 2011 and one A330 aircraft in May 2012) was offset by the return of a B767 at the end of its lease term in October 2011.  In the nine months ended September 30, 2012, aircraft rent expense decreased $16.8 million, or 18.6%, as compared to the prior-year period, primarily due to the purchase of our existing fleet of Boeing 717-200 aircraft in June 2011, of which the majority were previously under operating lease agreements.

Maintenance materials and repairs

Maintenance materials and repairs expense increased $7.9 million or 21.7%, for the three months ended September 30, 2012, as compared to the prior-year period, primarily due to the increased power-by-the-hour (PBH) expenses for the additional Boeing 717-200 and Airbus A330-200 aircraft in our fleet and partially offset by decreases in heavy maintenance on our engines.   For the nine months ended September 30, 2012, maintenance materials and repairs expense increased $14.9 million, or 12.1%, as compared to the prior-year period, due to increased PBH expenses for the additional aircraft in our fleet, partially offset by a decrease in the number of heavy checks for the Boeing 717-200 and Boeing 767-300 aircraft.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional Airbus aircraft into revenue service.

Aircraft and passenger servicing

Aircraft and passenger servicing expenses increased $6.6 million or 29.5% and $14.5 million or 24.1% for the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods, primarily due to volume-related increases as well as increased service costs on our International routes.

We expect aircraft and passenger servicing expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and other selling

Commissions and other selling expenses increased $7.7 million or 32.8% and $16.2 million or 22.2% for the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods, primarily due to volume-related selling expenses.

We expect commissions and other selling expenses to increase in future periods as we continue to add additional capacity through the expansion of our fleet.

Depreciation and Amortization

Depreciation and amortization expenses increased $5.5 million or 31.4% and $15.9 million or 33.2% for the three and nine months ended September 30, 2012, respectively, as compared to the prior-year periods, primarily due to the increase in the number of owned aircraft from September 30, 2011.

Other Rentals and Landing Fees

Other rentals and landing fees increased by $2.7 million or 13.6% for three months ended September 30, 2012, as compared to the prior-year-period, primarily due to increased rent expense and landing fees with the addition of new routes and increased frequencies on existing routes since September 30, 2011 and increased rent expense at several of our existing locations.  Other rentals and landing fees increased by $10.0 million or 18.7% for the nine months ended September 30, 2012, as compared to the prior-year-period, primarily due to the increased joint and space rent rates and landing fees at our Hawaii airports, increased rent expense and landing fees with the addition of new routes and increased frequencies on existing routes since September 30, 2011 and increased rent expense at several of our existing locations.

We expect expenses for other rentals and landing fees to increase in future periods as we continue to add additional routes and increase frequency on existing routes.

Other expense

Other expense increased by $8.0 million or 25.1% and $20.6 million or 22.3% for the three and nine months ended September 30, 2012, as compared to the prior-year periods, primarily due to increased expenses incurred for services outsourced to third-party vendors resulting from our continued expansion.

Lease Termination

In the quarter ended June 30, 2011, we entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and eleven operating lease agreements.   The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements, cash payment of $25.0 million, and non-cash application of maintenance and security deposits held by the previous lessor and current debt financer of $12.2 million.  We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840 - Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases.  We recorded the fifteen Boeing 717-200 aircraft at their fair value of $135 million on the June 30, 2011 unaudited Consolidated Balance Sheets and lease termination charges of $70.0 million on the June 30, 2011 unaudited Consolidated Statements of Operations.

The purchase of the fifteen Boeing 717-200 aircraft resulted in lower aircraft rent expense in the current year that was partially offset by increases in depreciation and amortization and interest expenses.

Nonoperating Expense

For the three and nine months ended September 30, 2012, we recorded nonoperating expense, net, of $1.1 million and $25.2 million, respectively, compared to nonoperating expense, net, of $13.6 million and $19.6 million for the three and nine months ended September 30, 2011, respectively.  The nonoperating expense recognized during the three months ended September 30, 2012 primarily consisted of increased interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into subsequent to September 30, 2011, which was offset by gains recognized on fuel derivatives and the recognition of capitalized interest.  The nonoperating expense recognized for the nine months ended September 30, 2012, primarily consisted of increased interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into subsequent to September 30, 2011and losses incurred on fuel derivatives, which was partially offset by the recognition of capitalized interest.

Income Tax Expense (Benefit)

We had effective tax rates of 38.4% and 45.9% for the three months ended September 30, 2012 and 2011, respectively.  The higher effective tax rate for the three months ended September 30, 2011 was due to adjustments to our deferred tax assets as a result of the reduction in our state apportionment factors.

We had effective tax rates of 38.4% and 30.2% for the nine months ended September 30, 2012 and 2011, respectively.  The effective tax rate for the nine months ended September 30, 2011 differed from the statutory rate due to the impact that forecasted permanent tax differences had on our full year 2011 financial projections.

We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of September 30, 2012, we had $433.5 million in cash and cash equivalents, representing an increase of $129.4 million from December 31, 2011.  As of September 30, 2012, our restricted cash balance, which consisted of cash held as collateral by entities that process our credit card transactions for advance ticket sales, was $5.0 million, a decrease of $25.9 million from December 31, 2011, due to a decrease in the cash holdback on our primary credit card processing agreement.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings.  At September 30, 2012, Hawaiian had approximately $674.2 million of debt and capital lease obligations, including approximately $56.5 million that will become due in the next 12 months.  Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of September 30, 2012, we had no outstanding borrowings under the Revolving Credit Facility and $67.4 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $249.4 million for the nine months ended September 30, 2012, an increase of $136.8 million compared to the same period in 2011.  The increase in cash provided was primarily due to an increase in our air traffic liability balance for increased future bookings related to advance ticket sales, increases in accounts payable and increases in other accrued liabilities and partially offset by an increase in accounts receivable and long-term prepayments and other.

Net cash used in investing activities was $216.0 million for the nine months ended September 30, 2012 compared to $175.5 million for the same period in 2011.  During the nine months ended September 30, 2012, the cash used in investing activities consisted of payments of $216.0 million for purchases of property and equipment and pre-delivery deposits for aircraft and engines.  During the nine months ended September 30, 2011, we used $149 million for purchases of property and equipment and pre-delivery payments for our upcoming Airbus A330-200 aircraft and engines and $26.5 million for other property and equipment.

Net cash provided by financing activities was $95.9 million for the nine months ended September 30, 2012 as compared to $64.7 million for the same period in 2011.  During the nine months ended September 30, 2012, we received $133.0 million from two term loans the proceeds of which comprised a portion of the purchase price of two Airbus A330-200 aircraft that we took delivery of in March and April 2012 and $1.3 million in proceeds from the exercise of stock options, partially offset by $35.2 million in cash repayments of long-term debt and capital lease obligations and debt issuance costs of $3.1 million.  During the nine months ended September 30, 2011, we received $65 million from a term loan the proceeds of which comprised a portion of the purchase price of an Airbus A330-200 that we took delivery of in April 2011, and $78.7 million in net cash proceeds from the issuance of convertible notes and related transactions, which was partially offset by cash repayments of long-term debt and capital lease obligations totaling $72.1 million and debt issuance costs of $7.1 million.

Capital Commitments

As of September 30, 2012, the Company has capital commitments for aircraft and aircraft related equipment which includes firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft for delivery between 2013 and 2015, six Airbus A350XWB-800 aircraft for delivery beginning in 2017 and five Rolls Royce spare engines scheduled for delivery through 2020.  In addition, Hawaiian has purchase rights for an additional three A330-200 aircraft and six A350-XWB aircraft.  Committed expenditures for these aircraft, engines and related flight equipment approximates $58 million for the remainder of 2012, $450 million in 2013, $431 million in 2014, $243 million in 2015, $80 million in 2016 and $722 million thereafter.

For the remainder of 2012, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $5 million to $10 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us.

We have secured financing commitments of $247 million for a portion of the purchase price of three upcoming aircraft deliveries, with delivery dates in the first half of 2013.  See Note — 8 to our unaudited financial statements for further detail regarding our aircraft facility and lease commitments.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of September 30, 2012, we were in compliance with these covenants.  If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at September 30, 2012 and $30.9 million at December 31, 2011.  As of September 30, 2012, per the agreement with our largest credit card processor, the level of credit card holdback was subject to an adjustment based on actual performance relative to certain financial triggers including the amount of unrestricted cash, level of debt service coverage and operating income measured quarterly on a trailing 12-month basis.   There were no amounts subject to this holdback at September 30, 2012.  As of December 31, 2011, the holdback was 25% of the applicable credit card air traffic liability.  In October 2012, we entered into an amendment with our largest credit card processor that eliminates the financial triggers for additional holdbacks.  In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could also cause a covenant violation under other debt or lease obligations and have a material adverse impact on the Company.

Pension and Postemployment Benefit Plan Funding

We contributed $14.4 million and $19.4 million to our defined benefit and other postretirement plans during the three and nine months ended September 30, 2012, respectively, satisfying our minimum required contribution for the 2012 plan year.  Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2012 are summarized in the following table:

Contractual Obligations	Total	Three months remaining in 2012	2013-2014	2015-2016	2017 and Thereafter
	(in thousands)
Debt and capital lease obligations (1)	$894,064	$23,016	$227,200	$239,884	$403,964
Operating leases—aircraft and related equipment (2)	586,267	22,436	164,893	142,180	256,758
Operating leases—non-aircraft	49,282	958	10,023	10,328	27,973
Purchase commitments—Capital (3)	1,985,505	58,218	881,398	323,476	722,413
Purchase commitments—Operating (4)	388,711	8,197	64,909	57,907	257,698
Projected employee benefit contributions (5)	29,572	—	29,572	—	—
Total contractual obligations	$3,933,401	$112,825	$1,377,995	$773,775	$1,668,806

(1)

Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated using rates in effect as of September 30, 2012. Amount reflects capital lease obligations for one Airbus A330-200 aircraft and two Boeing 717 aircraft.

(2)	Amounts reflect leases for four Airbus A330-200 aircraft, nine Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of September 30, 2012.

(3)

Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and five Rolls Royce spare engines. We have received committed financing for three of these upcoming Airbus A330-200 aircraft deliveries in 2013 of $247 million.

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

(5)

Amount includes our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2014.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 34.9% and 33.8% of our operating expenses for the three and nine months ended September 30, 2012, respectively.  Based on gallons expected to be consumed in 2012, for every one-cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $2.0 million.

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

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of September 30, 2012, the fair value of these fuel derivative agreements reflected a net asset of $17.4 million that is recorded in prepaid expenses and other in the unaudited Consolidated Balance Sheets.

Hawaiian’s future contracts and other fuel derivative agreements as of October 17, 2012 are outlined in the table below:

Fuel Derivative Contract Summary

	Weighted Average Contract Price		Percentage of Projected Fuel Requirements
	Cap	Floor	Hedged	Fuel Barrels Hedged
Fourth Quarter 2012
Heating Oil (per gallon)
Collars	$3.07	$2.66	6%	71,000

Crude Oil (per barrel)
Brent Call Options	$117.14	N/A	58%	740,000
Brent Collars	$111.00	$95.01	3%	42,000
Total			67%	853,000

First Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$116.46	N/A	55%	704,000
Total			55%	704,000

Second Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.74	N/A	43%	577,000
Total			43%	577,000

Third Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$115.65	N/A	34%	477,000
Total			34%	477,000

Fourth Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$116.18	N/A	21%	297,000
Total			21%	297,000

First Quarter 2014
Crude Oil (per barrel)
Brent Call Options	$119.75	N/A	10%	138,000
Total			10%	138,000

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

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits.  Our variable-rate debt agreements include the Revolving Credit Facility and a secured loan agreement, the terms of which are discussed in Note 6 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

At September 30, 2012, we had $68.0 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.2213%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our floating-rate debt and interest-bearing cash accounts.  Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of September 30, 2012, a change in interest rates is unlikely to have a material impact on our results of operations.

As of September 30, 2012 and December 31, 2011, we did not have any interest rate hedges.

At September 30, 2012, we had $606.2 million of fixed-rate debt including aircraft capital lease obligations and the convertible notes and facility agreements for aircraft purchases.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.5 million as of September 30, 2012.

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

As of September 30, 2012 and December 31, 2011, we did not have any foreign currency hedges.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2012 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2012, we implemented a new inventory management system, which provided functionality improvements to our old system.  The implementation of a new inventory management system was not a response to any identified deficiency or weakness in our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                OTHER INFORMATION.

(a)

On October 24, 2012, the Compensation Committee of the Board of Directors of the Company approved a new form of Executive Severance Agreement to be entered into with each of the following executive officers: Scott E. Topping, Peter R. Ingram, Barbara D. Falvey, Charles R. Nardello, Glenn G. Taniguchi and Hoyt H. Zia.

The new form of Executive Severance Agreement provides that in the event the employment of the executive officer is terminated without ‘cause’ or by the executive officer for ‘good reason’ (each as defined in the form of Executive Severance Agreement), then subject to the executive officer entering into a release of claims in favor of the Company and Hawaiian, the executive officer shall receive (i) a lump sum payment equal to twelve (12) months’ base salary, (ii) in lieu of subsidized COBRA or other benefits, and payable whether or not the executive officer elects COBRA coverage, twelve (12) months’ continued payments of $3,000 per month, and (iii) a pro-rated annual bonus for the year of termination.

The new form of Executive Severance Agreement amends and supersedes any prior severance agreements or provisions for those executive officers who already have such agreements or provisions in place, but does not supersede the severance provisions of any equity compensation agreements by and between any such executive officer and the Company, which shall remain in full force and effect.

The foregoing description is qualified in its entirety by reference to the form of Executive Severance Agreement, which is attached as Exhibit 10.1 hereto.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

10.1	Form of Executive Severance Agreement to be entered into with each of Scott E. Topping, Peter R. Ingram, Barbara D. Falvey, Charles R. Nardello, Glenn G. Taniguchi and Hoyt H. Zia.

12	Computation of ratio of earning to fixed charges for the three and nine months ended September 30, 2012 and 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

October 25, 2012	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer