Form 10-K
period 2012-12-31
HAWAIIAN HOLDINGS INC
filed 2013-02-08
CIK 1172222

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ..

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $334 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter.

As of January 29, 2013, 51,443,267 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 22, 2013 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; statements regarding areas of strategic focus; statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; statements related to the impact of our low-cost structure on funding our growth strategy and market opportunities; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding the implementation, effective date and costs of compliance with regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company's debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements regarding our expectations about executing a firm commitment to purchase aircraft in the first quarter of 2013; statements regarding our intention to obtain additional debt or lease financing for aircraft deliveries; statements related to capital expenditures impacting future debt levels and pre-delivery payments; statements regarding the expiration of aircraft leases; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; and associated costs for spare engines, replacement parts, maintenance, employee training and other implementation activities; statements projecting non-aircraft related capital expenditures; statements related to commissions and selling expenses; statements related to potential route expansion; statements related to aircraft and passenger servicing; statements related to service expansion and related operating expenses; statements related to the effects of any litigation on our operations or business; statements related to the amount of competition on our routes by other domestic and foreign carriers; statements related to fare modifications; statements related to the presence of foreign languages on our website; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian also operates various charter flights. Hawaiian is the largest airline headquartered in Hawaii and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2012, latest data available. At December 31, 2012, Hawaiian's fleet consisted of 18 Boeing 717-200 aircraft for its Neighbor Island routes and 16 Boeing 767-300 aircraft and nine Airbus A330-200 aircraft for its North America, International and charter routes. The Company also purchased two ATR42 turboprop aircraft that it expects to begin service in 2013.

Flight Operations

Our flight operations are based in Honolulu, Hawaii. At December 31, 2012, we operated approximately 209 scheduled flights per day with:

  •
  Daily service on our North America routes between the State of Hawaii and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; Seattle, Washington; and New York City, New York.

  •
  Daily service on our Neighbor Island routes among the four major islands of the State of Hawaii;

  •
  Daily service on our International routes between the State of Hawaii and Seoul, South Korea; Sydney, Australia; and Tokyo, Osaka, and Fukuoka, Japan and scheduled service between the State of Hawaii and Pago Pago, American Samoa; Papeete, Tahiti; Manila, Philippines; Brisbane, Australia; and Sapporo, Japan.

  •
  Other ad hoc charters.

Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about Hawaiian's aircraft fuel consumption and cost, including the impact of Hawaiian's fuel hedging program under Accounting Standard Codification (ASC) 815, Accounting for Derivative Instruments and Hedging Activities (ASC 815).

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2012	199,465	$631,741	$3.17	34.5%
2011	164,002	$513,284	$3.13	31.5%
2010	140,995	$322,999	$2.29	26.5%

As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. Approximately 58% of our fuel is based on Singapore jet fuel prices, 35% is based on U.S. West Coast jet fuel prices and 7% on other jet fuel prices. We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through the execution of a hedging strategy. To manage economic risks associated with fluctuations in aircraft fuel prices, we periodically enter into derivative financial instruments such as heating oil and WTI and Brent crude oil call options, put options and collars. During 2012, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through earnings. As such, $11.3 million in net losses from our fuel hedging activities during 2012 were not recorded as an increase to aircraft fuel expense in operating activities, but rather as a nonoperating expense.

Additional information regarding our fuel program and hedging position is included in Item 7A—"Quantitative and Qualitative Disclosures about Market Risk" and in Note—4 to the consolidated financial statements.

Aircraft Maintenance

Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown or by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. Checks range from "walk around" inspections before each flight's departure, to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components are time or cycle controlled, and such parts and components are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third-parties to provide certain maintenance on our aircraft and aircraft engines.

Marketing and Ticket Distribution

We utilize various distribution channels including our website, www.hawaiianairlines.com, primarily for our North America and Neighbor Island routes, and travel agencies and wholesale distributors primarily for our International routes.

Since 2003, we have substantially increased the use of our website, www.hawaiianairlines.com, as a distribution channel for our North America and Neighbor Island routes, and the majority of our ticket sales for these routes are made through this channel. With the acceleration of our international route expansion beginning in 2010, our mix of distribution channels has changed as the majority of our International sales are through travel agencies and wholesale distributors.

Our website, now available in Japanese, Korean and Chinese, offers our customers information on our flight schedules, our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, the status of our flights as well as the ability to purchase tickets or travel packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

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

HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being for free air travel on Hawaiian. Travel awards range from a 7,500 mile award, which is redeemable for a SuperSaver one-way neighbor island flight, to a 210,000 mile award, which is redeemable for an anytime one-way first class flight between the mainland U.S. and Sydney and Brisbane, Australia; Manila, Philippines; Tokyo, Osaka, Fukuoka and Sapporo, Japan; and Seoul, South Korea.

HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for eighteen months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 490,000 and 492,000 in 2012 and 2011, respectively. The amount of free travel awards as a percentage of total revenue passengers equaled approximately 5.2% and 5.7% in 2012 and 2011, respectively. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.

Code-Sharing and Other Alliances

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-sharing on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

  •
  Increasing value to our customers by offering easier access to more travel destinations and better mileage accrual/redemption opportunities;

  •
  gaining access to more connecting traffic from other airlines; and

  •
  providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.

Our marketing alliances with other airlines as of December 31, 2012 were as follows:

	HawaiianMiles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share— Hawaiian Flight # on Flights Operated by Other Airline	Code-share— Other Airline Flight # on Flights Operated by Hawaiian
All Nippon Airways (ANA)	Yes	Yes	Yes	Yes
American Airlines (American)	No	Yes	No	Yes
American Eagle	Yes	No	Yes	No
Delta Air Lines (Delta)	Yes	Yes	No	Yes
Island Air	Yes	No	Yes	No
JetBlue	Yes	Yes	Yes	No
Korean Air	Yes	Yes	Yes	Yes
United Airlines (United)	No	Yes	Yes	Yes
US Airways	No	Yes	No	Yes
Virgin America	No	No	Yes	No
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes

Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Competition

The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

  •
  Price;

  •
  Flight frequency and schedule;

  •
  On-time performance and reliability;

  •
  Name recognition;

  •
  Marketing affiliations;

  •
  Frequent flyer benefits;

  •
  Customer service;

  •
  Aircraft type; and

  •
  In-flight services.

North America—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines, American, United, Delta and US Airways. In June 2012, Allegiant Airlines, a low cost carrier, initiated service from the U.S. mainland, including various cities in California, Nevada, Oregon, and Washington, to Honolulu and Maui. Various charter companies also provide unscheduled service to Hawaii mostly under public charter arrangements.

Neighbor Island—Our Neighbor Island competitors consist of regional carriers, which include Island Air, Go! Airlines, Mokulele Airlines, Pacific Wings and a number of other "air taxi" companies.

International—Currently, we are the only provider of non-stop service between Honolulu and each of Brisbane, Australia, Sapporo, Japan, Pago Pago, American Samoa and Papeete, Tahiti. However, we

face multiple competitors from both domestic and foreign carriers on our other non-stop International routes as summarized below:

  •
  Daily flights between Honolulu and Sydney, Australia competing directly with Qantas Airways.

  •
  Scheduled flights between Honolulu and Manila, Philippines competing directly with Philippine Airlines.

  •
  Daily flights between Honolulu and Tokyo's Haneda International Airport competing directly with Japan Airlines, All Nippon Airways and indirectly competing with Delta, United, and China Airlines which provide service to Honolulu from Tokyo's Narita International Airport.

  •
  Daily flights between Honolulu and Osaka, Japan competing directly with Japan Airlines and Delta.

  •
  Daily flights between Honolulu and Fukuoka, Japan competing directly with Delta.

  •
  Daily flights between Honolulu and Seoul, South Korea competing directly with Korean Air and Asiana Airlines.

Employees

As of December 31, 2012, Hawaiian had 4,906 active employees compared to 4,314 active employees as of December 31, 2011. Wages and benefits expense represented approximately 20.5% and 19.7% of our total operating expenses in 2012 and 2011, respectively. As of December 31, 2012, approximately 86.9% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	609	September 15, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,464	January 1, 2017
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM)	688	April 20, 2014
Customer service representatives	IAM	1,468	January 1, 2014
Flight dispatch personnel	Transport Workers Union (TWU)	33	November 1, 2013

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

Customers

Our business is not dependent upon any single customer, or a few customers, the loss of any one would not have a material adverse effect on our business.

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

Industry Regulations

We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). We operate under a Certificate of Public Convenience and Necessity issued by the DOT (authorizing us to provide commercial aircraft service) as well as a Part 121 Scheduled Carrier Operating Certificate issued by the FAA. Both certificates may be altered, amended, modified, suspended or revoked by the DOT/FAA for our failure to comply with the terms and conditions of a certificate. Such action may only be taken after notice and an opportunity for comment is provided, except in emergency situations where such actions may be immediately effective. The DOT has jurisdiction over international routes and international fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability and denied-boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls. In January 2012, new regulations concerning airline passenger protections went into effect. These new regulations included the requirement that airlines and ticket agents include all mandatory taxes and fees in advertised airfares and that all baggage fees are disclosed to consumers when booking online. Additionally, new requirements on placing a reservation on hold without payment and canceling a booking without penalty within 24 hours if the reservation was made at least a week in advance of departure, as well as notification of passengers of flight delays, cancellations, and diversions went into effect. These new regulations were part of the airline passenger protection rules issued by the DOT in April 2011, which included additional rules that were effective as of August 2011. In December 2011, the FAA approved changes to pilots' current flight schedules including the number of flight hours and scheduled duty time allowed as well as mandating minimum off duty hours and rest breaks. These FAA rules will become effective at the end of 2013 or beginning of 2014.

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

Airport Security

The Aviation and Transportation Security Act (ATSA) mandates that the Transportation Security Administration (TSA) provide for the screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are federal employees and significant other elements of airline and airport security are now overseen and performed by federal employees, including security managers, law enforcement officers and Federal Air Marshals. The ATSA also provides for increased security on flight decks of aircraft and requires Federal Air Marshals to be present on certain flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection and enhanced background checks. The TSA also has the authority to impose additional fees on the air carriers, if necessary, to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee on all airlines in operation prior to 2000 to assist in the cost of providing aviation security. The fees assessed are based on airlines' actual security costs for the year ended December 31, 2000. The TSA may increase these fees through rulemaking, but has not yet initiated such a proceeding. The existing fee structure will remain in place until further notice. Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future.

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

The EPA is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization. Our aircraft comply with the existing EPA standards as applicable by engine design date. Concern about climate change and greenhouse gases may result in additional regulation of aircraft emissions in the U.S. and abroad. As a result, we may become subject to taxes, charges or additional requirements to obtain permits or purchase allowances or emission credits for greenhouse gas emissions in various jurisdictions, which could result in taxation or permitting requirements from multiple jurisdictions for the same operations. Cap and trade restrictions have also been proposed in Congress. In addition, other legislative or regulatory action, to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could result in significant costs for us and the airline industry. At this time, we cannot predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate flights. Under these systems, certain credits may be available to reduce the costs of permits in order to mitigate the impact of such regulations on consumers, but we cannot predict whether we or the airline industry in general will have access to offsets or credits. We are monitoring and evaluating the potential impact of such legislative and regulatory developments. In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs that could result from fuel suppliers passing on increased costs that they incur under such a system.

We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain elements of our fleet and with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. In February 2012, we earned the first-ever aviation based carbon credits, through the reduction of our carbon dioxide emissions with the use of an eco-friendly engine washing technology. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.

Noise Abatement

Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, San Jose, California and Sydney, Australia, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise regulations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.

Taxes

The airline industry is subject to various passenger ticket, cargo and fuel taxes, which change from time to time. Certain of these taxes are assessed directly to the air carrier (e.g., excise taxes on fuel), while certain other of these taxes are pass-through taxes (e.g., excise taxes on air transportation of passengers and cargo). In February 2012, Congress passed the Federal Aviation Administration Modernization and Reform Act of 2012 which provides funding through 2014 for FAA programs and infrastructure projects, including improvements to the national aviation system, reductions in waste and improvements to aviation safety and capacity. This new act extends existing tax structures, including the taxes and fees that airlines, passengers and aircraft owners pay in order to operate the United States aviation system. We cannot predict what future actions Congress may take or whether any such actions by Congress, or any similar activity by the State of Hawaii, will have a material effect on our costs or revenue.

Civil Reserve Air Fleet Program

The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program whereby in 2012 we agreed to make up to six of our aircraft (four Boeing 767 and two Airbus A330 aircraft) and in 2013 up to nine of our aircraft (four Boeing 767 and five Airbus A330 aircraft) available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that lets the U.S. Department of Defense U.S. Transportation Command call on as many as nine contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities in 2013.

A Stage 1 mobilization of the CRAF program is the lowest activation level and would require us to make one passenger aircraft available (Airbus A330). Under the requirements of a Stage 2 mobilization, additional passenger aircraft would be required (one Boeing 767 and two Airbus A330 aircraft in 2013). The remaining aircraft subject to the CRAF program would be mobilized under a Stage 3 mobilization, which for us in 2013 would involve a total of four Boeing 767 and five Airbus A330 aircraft. While the government would reimburse us for the use of these aircraft, the mobilization of aircraft under the CRAF program could have a significant adverse impact on our results of operations. None of our aircraft are presently mobilized under this program.

Other Regulations

The State of Hawaii is uniquely dependent upon air transportation. The 2008 shutdowns of air carriers Aloha Airlines and ATA Airlines affected the State of Hawaii, and its legislature responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawaii neighbor island air carriers, provided that federal legislation is enacted to permit its implementation. Congress has not enacted any legislation that would allow this legislation to go into effect. Additionally, several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. Federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and the other airlines. There is increased focus on consumer protection both on the federal and state level. We cannot predict the cost of such requirements on our operations.

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

Available Information

General information about us, including the charters for the committees of our Board of Directors, can be found at http://www.hawaiianairlines.com. Our Board of Directors has adopted a code of ethics entitled "Code of Business Ethics and Conduct" that applies to all of our employees, officers and directors. Our code of ethics can be found at http://www.hawaiianairlines.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Information about Segment and Geographic Revenue

Information about segment and geographic revenue is set forth in Note 12—Geographic Information to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS.

In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:

ECONOMIC RISKS

Our business is affected by global economic volatility.

Our business and results of operations are significantly impacted by the general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to Hawaii, remains unpredictable. Deterioration in demand may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, resulting in a negative impact to our operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.

Our results and operations are heavily impacted by the price and availability of jet fuel. Fuel costs represented 34.5%, 31.5%, and 26.5% of Hawaiian's operating expenses for the years ended December 31, 2012, 2011, and 2010, respectively. Approximately 58% of our fuel is based on Singapore jet fuel prices, 35% is based on U.S. West Coast jet fuel prices and 7% on other jet fuel prices. As of December 31, 2012, Singapore jet fuel prices were $2.98 and U.S West Coast jet fuel prices were $3.06, compared to $3.05 and $2.97, respectively, at December 31, 2011. Based on gallons expected to be consumed in 2013, for every one cent change in the cost per gallon of jet fuel, Hawaiian's annual fuel expense increases or decreases by approximately $2.3 million. The cost and availability of jet fuel remains volatile and are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will increase our fares or other fees to sufficiently offset increased fuel prices.

The Company enters into derivative agreements to protect against fuel price risk to provide an offset against rising fuel costs. These derivative instruments have not been designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. There is no assurance that such agreements will protect us against price volatility during unfavorable market conditions which may also expose us to counterparty credit risk. Also, if fuel prices fall significantly below the levels at the time we enter into our hedging contracts, we may be required to post a significant amount of cash collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and adversely affect our liquidity.

Our business is highly dependent on tourism to, from and amongst Hawaii and our financial results could suffer if there is a downturn in tourism levels.

Our principal base of operations is in Hawaii and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and amongst the Hawaiian Islands. Hawaii tourism levels are affected by, among other things, the political and economic climate in Hawaii's main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawaii as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawaii. The occurrence of natural disasters, such as earthquakes and tsunamis, in Hawaii or other parts of the world, could also have a material adverse effect on Hawaii tourism. In addition, the potential or actual occurrence of terrorist attacks, wars such as those in Afghanistan and Iraq, and the threat of other negative world events have had, and may in the future again have, a material adverse effect on Hawaii tourism. No assurance can be given that the level of passenger traffic to Hawaii will not decline in the future. A decline in the level of Hawaii passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is exposed to foreign currency exchange rate fluctuations.

Our business is expanding internationally with approximately 30% of our passenger revenue from our International routes. Fluctuations in foreign currencies can significantly affect our results of operations and financial condition.

LIQUIDITY RISKS

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our liquidity.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we intend to obtain additional debt or lease financing for our upcoming aircraft deliveries. Additionally, we will face specific funding requirements upon the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft at the end of 2013 and with respect to our obligation under a purchase agreement with Airbus to acquire wide-body A330-200 aircraft and A350XWB (Extra Wide Body) -800 aircraft with expected delivery dates through 2020. Global credit market conditions remain unsettled, affecting the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonably terms, our business and financial condition will be adversely affected.

Our substantial debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

At December 31, 2012, our total debt was $554.6 million, of which $489.8 million is fixed-rate debt. Our fixed-rate debt primarily consists of facility agreements for our aircraft purchases. Our substantial debt obligations may adversely affect our ability to incur additional debt in the future on acceptable terms or at all, which will impact our ability to fund our working capital, capital expenditures, acquisitions or other general purpose needs.

Our substantial debt and related covenants could:

  •
  expose us to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other operational purposes;

  •
  increase the volatility of the price of our common stock;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  limit, along with the financial and other restrictive covenants in the agreements governing our debt, our ability to borrow additional funds; and

  •
  place us at a competitive disadvantage compared to other less leveraged competitors and competitors with debt agreements on more favorable terms than us.

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to our parent company. These agreements also require us to meet certain financial covenants. If we breach any of these covenants it could result in a default under these facilities, which could cause our outstanding obligations under these facilities to accelerate and become due and payable immediately, and could also cause us to default under our other debt or lease obligations and lead to an acceleration of the obligations related to such other debt or lease obligations. The existence of such a default could also preclude us from borrowing funds under our credit facilities. Our ability to comply with the provisions of financing agreements can be affected by events beyond our control and a default under any such financing agreements if not cured or waived, could have a material adverse impact on us. In the event our debt is accelerated, we may not have sufficient liquidity to repay these obligations or to refinance our debt obligations, resulting in a material adverse impact on us.

We could be required to maintain reserves under our credit card processing agreements which could adversely impact our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.0 million at December 31, 2012. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse impact on us.

Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.

We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots were frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $193.3 million as of December 31, 2012. We made contributions of $19.4 million and $12.9 million for 2012 and 2011, respectively, and anticipate funding $14.7 million (minimum required contribution) to the defined benefit pension and disability plans during 2013. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as the number and demographic data of qualified retiring employees, asset returns, interest rates and changes in pension laws. These factors, along with the impact of results that can vary significantly from estimates, may significantly impact our funding requirements and have an adverse effect on our financial condition.

COMPETITIVE ENVIRONMENT RISKS

We operate in an extremely competitive environment.

The airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our Neighbor Island, North America and International routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors on our North America and International routes are larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets.

Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets, including competition from low-cost carriers (LCC). Allegiant, a LCC, launched flights from the West Coast to Hawaii in 2012 and Southwest Airlines has taken further steps to enable the carrier to provide service to Hawaii in the future, but has yet to formally announce the service. Furthermore, large network carriers have significantly reduced their costs and adjusted their routes to compete with LCCs in their existing markets by diverting resources to long-haul markets such as Hawaii, where LCC competition has been less severe. As a result, network carriers have reduced their costs of operation and increased capacity in the Hawaii market. Additional capacity to Hawaii, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Airline bankruptcy restructuring, strategic combinations or industry consolidation could have an impact on our competitive environment.

In recent years, many of our competitors have dramatically reduced operating costs through a combination of bankruptcy restructuring, industry consolidation and vendor and labor negotiations to increase market strength. Several domestic airlines were able to reduce labor costs, restructure debt and lease agreements, and implement other financial improvements through the bankruptcy process. In addition, certain of our competitors have merged to create larger and more-financially sound airlines. Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and operating structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these other airlines.

The concentration of our business in Hawaii, and between Hawaii and the U.S. mainland, provides little diversification of our revenue.

Approximately 70% of our revenue is generated from air transportation between the islands of Hawaii and the U.S. mainland, and within the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawaii, or to Hawaii from the U.S. mainland, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse impact on our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

The majority of competition on our North America routes are from network carriers such as Alaska, American, Delta, United and US Airways. Network carriers have a number of competitive advantages that may enable them to offer lower fares and attract higher customer traffic levels as compared to us:

  •
  Network carriers generate passenger traffic from and throughout the U.S. mainland. In contrast, we lack a comparable direct network to feed passengers to our North America flights and are, therefore, more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (jetBlue, Virgin America Airlines, etc.) to provide customers' access to/from North America destinations currently unserved by us.

  •
  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor does it have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North America market, for the most part, do not originate in Honolulu, but rather on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.

Our Neighbor Island market is affected by narrow body competition from regional carriers.

Approximately 24% of our revenue is generated from our Neighbor Island routes. Our competitors on these routes include regional carriers which provide service amongst the Hawaiian Islands including service between Oahu, Maui, Hawaii, Molokai, Kauai and Lanai. Although we enjoy a competitive position on the Neighbor Island service, increased competition is possible. For example, Island Air recently announced its intent to increase capacity on travel throughout the Neighbor Island routes with lease commitments for six additional aircraft. We have also recently purchased two turboprop aircraft to expand our Neighbor Island network to areas we currently do not serve and to meet the travel demands of our passengers. However, a decline in our share of the Neighbor Island market due to increased capacity provided by our competitors could have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

Approximately 30% of our revenue is generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to offer lower fares and attract higher customer traffic levels as compared to us:

  •
  Many of our domestic competitors have joined airline alliances, including SkyTeam, Star Alliance and Oneworld, none of which we participate in, which provide customers access to each participating airline's international network, allowing for convenience and connectivity to their destinations. These alliances formed by our domestic competitors have increased in recent years. In some instances our domestic competitors have been granted antitrust exemptions to form joint venture arrangements in certain geographies further deepening their cooperation on certain routes. We currently do not participate in a world-wide airline alliance or any joint ventures, which may negatively impact our market share and operations as capacity provided by our competitors increase. To mitigate this risk, we rely on code-share agreements with partner airlines to provide customers access to international destinations currently unserved by us.

  •
  Many of our foreign competitors such as Japan Airlines, All Nippon Airways, Qantas, Korean Air, Philippine Airlines, are network carriers that generate passenger traffic throughout International routes that we service. In contrast, we lack a comparable direct network to feed passengers to our International flights, and are therefore, more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawaii, but rather internationally, in these foreign markets' home base. We also rely on our code-sharing agreements (All Nippon Airways, Korean Air, Virgin Australia, etc.) and our relationships with travel agencies and wholesale distributors to provide customers' access to/from International destinations currently unserved by us.

STRATEGY AND BRAND RISKS

Our failure to successfully implement our growth strategy and related cost-reduction goals could harm our business.

Our growth strategy includes initiatives to increase revenue, decrease costs, expand our existing markets, and initiate service on new routes and markets that we currently do not serve in the U.S. and internationally. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, secure the required equipment and facilities in a cost-effective manner, or obtain the necessary regulatory approvals, we may not be able to successfully implement our growth strategy into new and existing markets in the U.S. and internationally, and our business and operations could be adversely affected.

We continue to strive toward aggressive cost-containment goals which are an important part of our business strategy to offer the best value to passengers through competitive fares while maintaining acceptable profit margins and return on capital. We believe a lower cost structure will better position us to fund our growth strategy and take advantage of market opportunities. If we are unable to adequately contain our non-fuel unit costs, we likely will not be able to achieve our growth plan and our financial results may suffer.

Our reputation and financial results could be harmed in the event of adverse publicity, including the event of an aircraft accident.

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

Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant potential claims of injured passengers and others. We are required by the DOT to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with the accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

Our failure to successfully implement our turboprop operations may impact our financial and business operations.

In 2012, we purchased and took delivery of two ATR42 turboprop aircraft with service to new Neighbor Island routes previously unserved by us to begin in 2013. We cannot be assured that we will successfully implement our turboprop operations in a timely and cost-efficient manner and comply with all applicable state and operational regulations. New entrants or changes to existing competition on these Neighbor Island routes currently unserved by us could have an adverse effect on our results of operations and financial condition.

FLEET AND FLEET-RELATED RISKS

We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.

We are dependent on Boeing and Airbus as our primary supplier of aircraft and aircraft-related items. As a result, we are vulnerable to any problems associated with the supply of those aircraft and parts which could result in increased parts and maintenance costs in future years.

Our agreement to purchase Airbus A330-200 and A350XWB-800 aircraft and our memorandum of understanding to purchase Airbus A321neo aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the transition from our existing Boeing 767-300 fleet.

As of December 31, 2012, our firm aircraft orders consisted of thirteen A330-200 aircraft for delivery between 2013 and 2015 and six A350XWB-800 aircraft for delivery beginning in 2017, along with purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft. We have made substantial pre-delivery payments for the purchased aircraft and are required to continue these pre-delivery payments as well as payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and will require us to significantly increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms, or at all.

In January 2013, we entered into a memorandum of understanding for the purchase of 16 Airbus A321neo aircraft scheduled for delivery between 2017 and 2020, along with purchase rights for an additional nine aircraft. When we execute a firm commitment through the execution of a purchase agreement, which we expect will occur in the first quarter of 2013, we expect our future capital spending requirement and level of debt to increase significantly in future years. We also anticipate substantial pre-delivery payments through the delivery date of each aircraft.

The Airbus aircraft will replace expiring leased and retiring Boeing 767-300 aircraft in future years. Although we do not expect to incur significant lease return costs, we cannot be assured that such costs will not exceed our expectations and adversely impact our results of operations and liquidity.

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

The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As mentioned above, we have contractual commitments to purchase and integrate Airbus aircraft into our fleet. If for any reason we are unable to secure deliveries of the Airbus aircraft on contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, then our business, operations and financial performance could be negatively impacted. Our failure to integrate newly purchased Airbus aircraft into our fleet as planned may require us to seek extensions on our existing leased aircraft. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.

COMMON STOCK RISKS

Our share price is subject to fluctuations and stockholders could have difficulty trading shares.

The market price of our stock is influenced by many factors, a number of which are outside of our control, and include the following:

  •
  operating results and financial condition;

  •
  changes in the competitive environment in which we operate;

  •
  fuel price volatility including the availability of fuel;

  •
  announcements concerning our competitors including bankruptcy filings, mergers, restructurings or acquisitions by other airlines;

  •
  increases or changes in government regulation;

  •
  general and industry specific market conditions;

  •
  changes in financial estimates or recommendations by securities analysts; and

  •
  sales of our common stock or other actions by investors with significant shareholdings.

In recent years the stock market has experienced volatile price and volume fluctuations that often have been unrelated to the operating performance of individual companies. These market fluctuations, as well as general economic conditions may affect the price of our common stock.

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

As of December 31, 2012, we had $86.25 million aggregate principal amount of convertible notes outstanding. Upon conversion, we will have the right, at our election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. Holders may convert their convertible notes at their option at any time prior to November 15, 2015, if specific conditions are met. Holders may require us to repurchase all or a portion of the convertible notes upon a fundamental change, primarily a change in control or a termination of trading, at a cash repurchase price equal to 100% of the principal amount of the convertible notes plus accrued and unpaid interest. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders. In addition, if we elect to pay the repurchase price in cash, our liquidity could be adversely affected.

INFORMATION TECHNOLOGY AND THIRD-PARTY RISKS

We are increasingly dependent on technology and automated systems to operate our business.

We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other systems, all of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial related transactions. Any substantial or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information, result in the loss of important data, loss of revenue and increased costs, and generally harm our business. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity threats, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our business could be adversely impacted.

If we do not maintain the privacy and security of customer-related information, we could damage our reputation, incur substantial additional costs and become subject to litigation.

We receive, retain, and transmit certain personal information about our customers. In addition, our online operation at www.hawaiianairlines.com relies on the secure transmission of confidential information over public networks, including credit card information. A compromise of our physical and network security systems through a cybersecurity attack, including those of our business partners, may threaten our customers' personal information being obtained by unauthorized persons, which could adversely affect our reputation, as well as negatively impact our business, results of operations, financial position and liquidity, and could result in the imposition of penalties or litigation against us. In addition, a cybersecurity breach could require that we expend significant additional resources related to the security of information systems which could result in a disruption of our operations.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

We have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training and the distribution and sale of airline seats. As part of our cost-reduction efforts, our reliance on outside vendors has increased and may continue to do so in the future.

The failure of any of our third-party service providers to adequately perform our service obligations, or other interruptions of services, may reduce our revenues, increase expenses, and prevent us from operating our flights and providing other services to our customers. In addition, our business and financial performance could be materially harmed if our customers believe that our services are unreliable or unsatisfactory.

LABOR RELATIONS AND RELATED COSTS RISKS

We are dependent on satisfactory labor relations.

Labor costs are a significant component of airline expenses and can substantially impact an airline's results of operations. Labor and related benefit costs represented approximately 21% of our operating expenses for the year ended December 31, 2012. At December 31, 2012, approximately 87% of our workforce was unionized. We may make strategic and operational decisions that require the consent of one or more of our labor unions, and cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. Currently, we are not in negotiations with respect to any of our existing collective bargaining agreements. We cannot assure you that future agreements with our employees' unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives, including our Chief Executive Officer.

We are dependent on the knowledge and expertise of our key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, who signed an amended and restated employment agreement in November 2012, for employment through January 1, 2017. Our ability to attract and retain such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

In addition, as we continue to expand our operations through the acquisition of new aircraft and introduction of service to new markets, it may be challenging to attract qualified personnel including pilots, mechanics, flight attendants and other skilled labor. As we compete with other carriers for qualified personnel we also face the challenge of attracting individuals who embrace our team-oriented, friendly and customer-driven corporate culture. Our inability to attract and retain qualified personnel, who embrace our corporate culture, could have a negative impact on our reputation and overall operations.

AIRLINE INDUSTRY, REGULATION AND RELATED COSTS RISKS

The airline industry has substantial operating leverage and is affected by many conditions that are beyond its control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

The airline industry operates on low gross profit margins consisting of a high percentage of fixed costs. Due to these fixed costs, the expense incurred on each flight does not vary proportionately with the number of passengers carried, however the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition and results of operations.

  •
  continued threat of terrorist attacks and conflicts overseas;

  •
  actual or threatened war and political instability;

  •
  adverse weather and natural disasters;

  •
  changes in consumer preferences, perceptions or spending patterns;

  •
  increased costs related to security and safety measures;

  •
  outbreak of contagious diseases; and

  •
  actual or potential disruptions in the air traffic control system.

Our results from operations may be volatile subject to the conditions identified above. We cannot assure you that our financial resources will be sufficient to absorb the effects of any of these unexpected factors should they arise.

Our business is subject to substantial seasonal and cyclical volatility.

Our results of operations will reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. As Hawaii is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. As we enter new markets, we could be subject to additional seasonal variations. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry could negatively affect us and the airline industry.

Terrorist attacks, even if not made directly on the airline industry or the fear of such attacks, hostilities or act of war, could adversely affect the airline industry, including us, and could result in a significant decrease in demand for air travel, increased security costs, increased insurance costs covering war-related risks, and increased flight operational loss due to cancellations and delays. Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse impact on our business, financial condition and results of operations and on the airline industry in general.

The airline industry is subject to extensive government regulation, new regulations, and taxes which could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. Under Department of Transportation regulations effective January 2012, all taxes and fees imposed by the government must be disclosed in fares charged to customers. Also, in January 2012, the Department of Transportation announced new flight crew rest rules which require mandatory rest periods for airline flight crews, including flight attendants and pilots for both traditional scheduled service and charter operations, to prevent fatigue on flights. This rule is effective as of January 2014; however we have started to implement crew rest pods in our Airbus aircraft that provide long-haul service exceeding the minimum rest requirement rules. We expect to continue incurring expenses to comply with applicable regulations. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

Many aspects of airlines' operations also are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response Act, and the Compensation and Liability Act. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. We cannot predict the impact that future environment regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

Our operations may be adversely affected by its expansion into non-U.S. jurisdictions and the related increase in laws to which it is subject.

The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws to which we are subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. laws. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business. Further, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect our ability to enforce our rights and to undertake activities that we believe are beneficial to our business. As a result, our ability to generate revenue and the expenses paid in non-U.S. jurisdictions may differ from what would be expected if U.S. law governed these operations.

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawaii as a result of the State's modernization plan.

The State of Hawaii has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments to the airport's funding mechanism. Therefore, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, whom do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

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

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third-party war-risk insurance coverage. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate war-risk insurances our business could be materially and adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Aircraft

The following table summarizes our total fleet as of December 31, 2012:

Aircraft Type	Leased	Owned	Total	Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
A330-200	5	4	9	294	1.45
767-300ER/EM	9	7	16	252 - 264	17.5
717-200	3	15	18	118 - 123	11.0
ATR42(1)	—	2	2	46	8.5

Total	17	28	45

(1)
During the fourth quarter 2012, the Company took delivery of two ATR42 turboprop aircraft with service to new Neighbor Island routes previously unserved by us to begin in 2013.

See Note 7 to the consolidated financial statements for additional information regarding our aircraft lease agreements.

At December 31, 2012, we had firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft and six Airbus A350WB-800 aircraft with scheduled deliveries through 2020 as detailed below:

	Firm Orders
Delivery Year	A330-200 Aircraft		A350XWB-800 Aircraft	Total
2013	5	*	—	5
2014	5		—	5
2015	3		—	3
2016	—		—	—
2017	—		2	2
2018	—		2	2
2019	—		1	1
2020	—		1	1

	13		6	19

(*)
Firm orders include two Airbus A330-200 aircraft for which we entered into an agreement with a third-party aircraft lessor for the purchase assignment and leaseback with delivery dates in the first half of 2013. See further discussion in Note 11 to the consolidated financial statements.

The Company has purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability.

In January 2013, the Company entered into a memorandum of understanding for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020 with purchase rights for an additional nine aircraft. The A321neo aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on its North America routes. These aircraft are excluded from the table above.

Leases on six of the remaining nine Boeing 767-300ER leased aircraft will expire by the end of 2016.

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

We are party to signatory agreements with the Port of Portland and McCarran International Airport (Las Vegas), and operating agreements with the City of Phoenix, Port of San Diego, McCarran International Airport in Las Vegas, Nevada, the City of Los Angeles, the County of Sacramento, the City of Oakland, Societe D'Equipment De Tahiti Et Des Iles (SETIL) for Faa'a International Airport in Papeete, Tahiti, Fukuoka International Airport in Fukuoka, Japan, Haneda International Airport in Tokyo, Japan, Kansai International Airport in Osaka, Japan, and Incheon International Airport in Seoul, South Korea. We are party to a License Agreement with jetBlue Airlines in San Diego, California, Phoenix, Arizona, and New York, New York for the use of ticket counter space and other operational areas. We are party to lease agreements with the Government of American Samoa in Pago Pago, Sydney Airport Corporation, Limited, in Sydney, Australia and Hokkaido Airport Terminal Co., Limited, in Sapporo, Japan. We also have agreements in place for alternate landing sites with the Port of Moses Lake, King County (Boeing Field) in Seattle, Ontario International Airport in California, Fairbanks International Airport in Alaska and the Guam International Airport in Guam.

The table below sets forth the airport locations we utilize pursuant to various lease agreements as of December 31, 2012:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawaii
Honolulu International Airport	Honolulu	Hawaii
Kahului Airport	Kahului	Hawaii
Kona International Airport	Kona	Hawaii
Lihue Airport	Lihue	Hawaii
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Ninoy Aquino International Airport	Manila	Philippines
Fukuoka International Airport	Fukuoka	Japan
Kansai International Airport	Osaka	Japan
Haneda International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Incheon International Airport	Seoul	South Korea

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

	High	Low
2012
First Quarter	$6.96	$5.00
Second Quarter	6.57	4.96
Third Quarter	6.80	5.59
Fourth Quarter	6.80	5.22
2011
First Quarter	$8.03	$5.99
Second Quarter	6.15	5.40
Third Quarter	5.95	3.78
Fourth Quarter	6.41	3.96

Holders

There were 1,125 stockholders of record of our common stock as of January 29, 2013, which does not reflect those shares held beneficially or those shares held in "street" name. On January 29, 2013, the closing price reported on the NASDAQ for our common stock was $6.54 per share. Past share price performance is not indicative of future share price performance.

Dividends and Other Restrictions

We paid no dividends in 2012 or 2011. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2012, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2008 to December 31, 2012. The comparison assumes $100 was invested on December 31, 2008 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Hawaiian Holdings Common Stock	$100.00	$109.72	$122.88	$90.91	$102.98
S & P 500 Index	100.00	126.46	145.51	148.59	172.37
AMEX Airline Index(1)	100.00	139.32	193.82	133.72	182.40

(1)
As of December 31, 2012, the AMEX Airline Index consisted of Alaska Air Group, Inc., Copa Holdings SA, Delta Air Lines Inc., GOL Linhas A, Hawaiian Holdings Inc., jetBlue Airways Corporation, US Airways Group, Inc., LATAM Airlines Group S.A., Southwest Airlines Co., Republic Airways Holdings Inc., Ryanair Holdings plc, Spirit Airlines, Inc., SkyWest Inc., and United Continental Holdings, Inc.

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

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$1,962,353	$1,650,459	$1,310,093	$1,183,306	$1,210,865
Operating expenses(a)(b)	1,832,955	1,630,176	1,218,815	1,075,822	1,118,967
Operating income	129,398	20,283	91,278	107,484	91,898
Net income (loss)(c)(d)(e)	52,237	(2,649)	110,255	116,720	28,586
Net Income (Loss) Per Common Stock Share:
Basic	$1.04	$(0.05)	$2.15	$2.26	$0.59
Diluted	1.01	(0.05)	2.10	2.22	0.57
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,314	50,733	51,232	51,656	48,555
Diluted	52,535	50,733	52,482	52,504	50,527
Common Shares Outstanding at End of Year(h)	51,440	50,730	50,221	51,479	51,517
Balance Sheet Items:
Total assets	$1,865,824	$1,487,529	$1,117,499	$1,028,886	$929,134
Property and equipment, net	1,068,718	729,127	418,120	318,884	315,469
Long-term debt and capital lease obligations, excluding current maturities(f)	553,009	424,436	171,884	190,335	232,218
Shareholders' equity(g)	268,602	222,876	277,869	176,089	53,313

(a)
During 2008, we recorded a $52.5 million litigation settlement for which we received payment from Mesa Airlines in May 2008.

(b)
During 2011, we recorded a $70.0 million lease termination charge related to the purchase of our existing fleet of Boeing 717-200 aircraft previously under lease agreements, as discussed in Note 7—Leases to our consolidated financial statements. This amount is reflected as a separate line item in our operating expenses.

(c)
In 2008, we recognized a $7.8 million other-than temporary impairment of our auction rate securities.

(d)
In 2009, net income was positively affected by a decrease in our deferred tax asset valuation allowance of $60.2 million due to a $25.0 million judgmental reversal of the valuation allowance, with the remainder attributable to the realization of deferred tax assets previously fully reserved, including the impact of favorable tax accounting changes permitted during the year.

(e)
In 2010, net income was positively affected by the release of our remaining valuation allowance of $57.5 million as described in Note 8—Income Taxes to the consolidated financial statements.

(f)
In 2012, we borrowed $133.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft delivered in 2012 and took delivery of three aircraft (two Boeing 717 aircraft and one Airbus A330-200 aircraft) under capital leases. In 2011, we issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 2016 and used the proceeds to pay off our outstanding secured revolving credit facility, borrowed $192.8 million through secured loan agreements to finance a portion of the purchase price of fifteen Boeing 717-200 aircraft and borrowed $132 million to finance a portion of the purchase price of two Airbus A330-200 aircraft delivered in 2011. See further discussion at Note 6—Debt to the consolidated financial statements.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and our operations. This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors." See "Cautionary Note Regarding Forward-Looking Statements," above. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Our Business

Our goal is to be the number one destination carrier serving Hawaii. We are a leisure airline devoted to the travel needs of the residents and visitors of Hawaii and offer a unique travel experience. We are strongly rooted in the culture and people of Hawaii and seek to provide quality service to our customers which exemplifies the spirit of aloha. We currently operate a fleet of 18 Boeing 717-200 aircraft, 16 Boeing 767-300 aircraft, and nine Airbus A330-200 aircraft serving 25 domestic and international destinations. The Company also has two ATR42 turboprop aircraft for pending service to new Neighbor Island destinations in 2013. We are the state's longest-serving airline, as well as the largest provider of passenger air service within Hawaii (Neighbor Island) and to Hawaii from the state's primary visitor markets in the U.S. mainland (North America). We offer non-stop service to Hawaii from more U.S. gateway cities (11) than any other airline, as well as service to Japan, South Korea, the Philippines, Australia, American Samoa, and Tahiti, and also provide approximately 170 daily flights between the Hawaiian Islands.

Our revenue is derived primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles (ASMs), which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by revenue passenger miles (RPMs). We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher revenue per available seat mile

(RASM). Other revenue primarily consists of baggage fees, cargo revenue, ticket change and cancellation fees, incidental services revenue, sale of frequent flyer miles, revenue earned on reduced rate passengers, inflight revenue, contract services and charter services revenue.

The largest components of our operating expenses are aircraft fuel (including taxes and oil), wages and benefits provided to our employees and aircraft maintenance materials and repairs. The price and availability of aircraft fuel is extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Maintenance and repair costs are expensed when incurred unless covered by third-party power-by-the-hour services contracts.

Year in Review

2012 Financial Highlights

  •
  GAAP net income of $53.2 million or $1.01 per diluted share. Adjusted net income, reflecting economic fuel expense, of $55.6 million or $1.06 per diluted share, an increase of 28.7% year-over-year.

  •
  Passenger revenue increased 19.3% year-over-year.

  •
  Operating cost per available seat mile (CASM), decrease of 7.8% year-over-year and CASM excluding fuel and lease termination costs, decrease of 6.0% year-over-year.

  •
  Operating margin of 6.6% and adjusted operating margin of 7.0%, reflecting economic fuel expense in 2012.

  •
  Unrestricted cash and cash equivalents increase of 33.5% year-over-year.

See "Results of Operations" below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures.

Highlights and Accomplishments

Our highlights and accomplishments in 2012 are as follows:

  •
  Operational Excellence

  •
  Ranked #1 nationally for on-time performance, for 10 out of the 11 months reported in 2012, by the U.S. Department of Transportation Air Travel Consumer Report.

  •
  First airline to receive carbon credits for reducing carbon dioxide emissions.

  •
  Customer Focus

  •
  Ranked second overall in the 2012 Airline Quality Rating Report.

  •
  Executing our plan for profitability and growth

  •
  Added four Airbus A330-200 aircraft for our International and North America routes and two Boeing 717-200 for our Neighbor Island routes to our fleet during 2012.

  •
  Launched new non-stop service on our International routes from Honolulu to Fukuoka, Japan (April 2012), Sapporo, Japan (October 2012), and Brisbane, Australia (November 2012).

  •
  Launched new non-stop service on our North America routes from Honolulu to New York City, New York (June 2012).

    •
    Announced three-times-weekly non-stop service to Auckland, New Zealand (beginning in March 2013) and Taipei, Taiwan (beginning in July 2013).

    •
    Expanded our operations at Hawaii's second largest airport to create a new Maui hub offering improved connections between Maui and Neighbor Island destinations, as well as flights to and from the West Coast.

In 2012, we focused on our International expansion with the addition of new non-stop International routes from Honolulu to Fukuoka, Japan, Brisbane, Australia and Sapporo, Japan and increased frequency to daily on our routes to Sydney, Australia (May 2012) and Seoul, South Korea (July 2012). We continue to diversify our mix of passenger revenue and have increased our international revenue by 56.1% to 29.8% of total passenger revenue compared to 2011.

In 2012, we launched new non-stop service from Honolulu to New York City, New York. Also, we implemented a new inflight hospitality program on our North America routes that embraces the celebration of the culture, people and spirit of Hawaii and continued to provide a complimentary island inspired hot meal.

In 2012, we introduced our new Maui hub offering improved connections between Maui and Neighbor Island destinations, as well as flights to and from the West Coast, and launched a Neighbor Island travel program offering a specialized fare structure designed to stimulate increased travel for the residents of Hawaii. We continue to search for ways to provide value to both our customers and our business on our Neighbor Island routes as we maintain a significant presence and market share on these routes.

We took delivery and placed into revenue service four Airbus A330-200 aircraft for service on our North America and International routes and two Boeing 717-200 aircraft for service on our Neighbor Island routes. The Company also took delivery of two ATR42 turboprop aircraft with service on our Neighbor Island routes previously unserved by us to begin in 2013. We financed two of the Airbus A330-200 aircraft under secured debt and two Airbus A330-200 aircraft under lease agreements, and both Boeing 717-200 aircraft under lease agreements, and did not finance our ATR42 turboprop aircraft which resulted in a decrease in our unrestricted cash.

In January 2013, we signed a memorandum of understanding for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020, with rights to purchase an additional nine aircraft. We plan to execute a purchase agreement in the first quarter of 2013. The A321neo aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to the West Coast on our North America routes. These aircraft are excluded from the table below.

The table below summarizes our total fleet as of December 31, 2011, 2012 and expected 2013 (based on existing agreements):

	December 31, 2011			December 31, 2012			December 31, 2013
Aircraft Type	Leased(5)	Owned	Total	Leased(5)	Owned	Total	Leased(5)	Owned	Total
A330-200(4)	3	2	5	5	4	9	7	7	14
767-300ER(2)(3)	9	7	16	9	7	16	6	6	12
717-200	1	15	16	3	15	18	3	15	18
ATR42(1)	—	—	—	—	2	2	—	2	2

Total	13	24	37	17	28	45	16	30	46

(1)
The ATR42 turboprop aircraft are owned by Hawaiian Holdings, Inc.'s subsidiary and are expected to begin operations on Neighbor Island routes previously unserved by us in 2013.

(2)
The decrease in the number of leased 767-300ER aircraft from 2012 to 2013 is due to the return of leased aircraft at the end of their lease terms.

(3)
The decrease in the number of owned 767-300ER aircraft from 2012 to 2013 is due to the planned retirement of one aircraft at the end of its estimated useful life.

(4)
In 2011, we entered into a commitment to assign the purchase of two A330-200 aircraft at delivery and simultaneously enter into lease agreements for the respective aircraft with scheduled delivery dates in 2013. Currently these two aircraft are reported as leased in the 2013 table above. See Note 11—Commitments and Contingencies for further discussion on the Purchase Aircraft and Lease Financing Agreement.

(5)
Leased aircraft include both aircraft under capital and operating leases. See Note 7—Leases for further discussion of our aircraft leases.

Outlook

Our mission every year is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawaii. For 2013, we will focus on managing our growth strategy, controlling our costs, integrating new aircraft into our fleet, growing into new and existing markets and operating an innovative business to meet the needs of our new and existing customers.

Results of Operations

Our consolidated net income for 2012 was $53.2 million, or $1.01 per diluted share, compared to a net loss of $2.6 million, or $0.05 per diluted share, in 2011 and net income of $110.3 million, or $2.10 per diluted share, in 2010. Significant items impacting the comparability between the periods are as follows:

  •
  All periods include adjustments to reflect the timing of unrealized mark-to-market gains or losses related to our outstanding fuel hedge positions.

  •
  Our 2011 results reflect a $70.0 million non-recurring, pre-tax lease termination charge related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements.

  •
  Our 2010 results reflect a tax benefit of $28.3 million from the release of our entire remaining tax valuation allowance of $57.5 million.

Adjusted (non-GAAP) results and per-share amounts

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

  •
  We believe it is the basis by which we are evaluated by industry analysts and investors;

  •
  Our results excluding these items are often used in management and board of director's decision making analysis;

  •
  It is useful to monitor performance without these items as it improves a reader's ability to compare our results to other airlines; and

  •
  It is consistent with how we present information in our quarterly earnings press releases.

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts for the year ended December 31, 2012, 2011 and 2010 (in thousands unless otherwise indicated).

	Year ended December 31,
	2012		2011		2010
	Net income	Diluted earnings per share	Net income (loss)	Diluted earnings (loss) per share	Net income	Diluted earnings per share
As reported—GAAP	$53,237	$1.01	$(2,649)	$(0.05)	$110,255	$2.10
Add: lease termination expenses related to Boeing 717-200 aircraft purchase, net of tax	—	—	42,008	0.83	—	—

Reflecting lease termination costs adjustment	$53,237	$1.01	$39,359	$0.78	$110,255	$2.10
Less: unrealized (losses) gains on fuel derivative contracts, net of tax	(2,375)	(0.05)	(3,859)	(0.07)	2,304	0.04
Less: Non-recurring tax benefits	—	—	—	—	62,546	1.19

Reflecting economic fuel expense and excluding non-recurring tax benefits and lease termination charges	$55,612	$1.06	$43,218	$0.85	$45,405	$0.87

Selected Consolidated Statistical Data (unaudited)

Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2012		2011		2010
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	9,476		8,659		8,418
Revenue passenger miles (RPM)	12,195,875		10,139,949		8,665,869
Available seat miles (ASM)	14,660,030		12,022,194		10,134,601
Passenger revenue per RPM (Yield)	14.49	¢	14.60	¢	13.33	¢
Passenger load factor (RPM/ASM)	83.2%		84.3%		85.5%
Passenger revenue per ASM (PRASM)	12.05	¢	12.32	¢	11.40	¢
Total Operations:
Revenue passengers flown	9,484		8,666		8,424
RPM	12,217,635		10,151,218		8,675,427
ASM	14,687,472		12,039,933		10,150,659
Operating revenue per ASM (RASM)	13.36	¢	13.71	¢	12.91	¢
Operating cost per ASM (CASM)(b)	12.48	¢	13.54	¢	12.01	¢
CASM excluding aircraft fuel(b)(c)	8.18	¢	9.28	¢	8.83	¢
CASM excluding lease termination costs and aircraft fuel(c)	8.18	¢	8.70	¢	8.83	¢
Aircraft fuel expense per ASM	4.30	¢	4.26	¢	3.18	¢
Revenue block hours operated (actual)	147,810		125,375		113,158
Gallons of jet fuel consumed	199,465		164,002		140,995
Average cost per gallon of jet fuel (actual)(a)	$3.17		$3.13		$2.29

(a)
Includes applicable taxes and fees.

(b)
Includes lease termination charges of $70.0 million incurred in 2011.

(c)
Represents adjusted unit costs, a non-GAAP measure.

Operating Revenue

Operating revenue increased over the past three years to $1.96 billion, $1.65 billion and $1.31 billion for the years ended December 31, 2012, 2011 and 2010, respectively, driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased over the past three years to $1.77 billion, $1.48 billion and $1.15 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

The increase in passenger revenue of $286.4 million, or 19.3%, for the year ended December 31, 2012, as compared to 2011, is primarily due to increased capacity across our network with a flat overall yield as we faced increased competition on certain of our North America and International routes, which led to a decreased load factor and decreased average fare throughout our network.

The increase in passenger revenue of $325.7 million, or 28.2%, for the year ended December 31, 2011, as compared to 2010, is primarily due to increased yield throughout our network and increased capacity on our North America and International routes due to increased demand which led to an increased load factor and increased average fare throughout our network.

The detail of these changes is described in the table below:

	Year Ended December 31, 2012 as compared to December 31, 2011				Year Ended December 31, 2011 as compared to December 31, 2010
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
North America	$79.5	(0.1)%	10.9%	10.2%	$73.1	9.9%	1.0%	0.7%
Neighbor Island	17.5	(2.2)	6.7	10.9	29.9	9.5	(1.4)	(0.3)
International	189.4	3.6	50.7	54.5	222.7	26.1	133.0	136.5

Total scheduled	$286.4	(0.8)%	20.3%	21.9%	$325.7	9.5%	17.0%	18.6%

North America

North America revenue increased by $79.5 million in 2012, as compared to 2011, due to increased capacity. The increase in capacity was primarily due to the initiation of non-stop daily routes from Honolulu to New York City, New York (launched in June 2012), the addition of a third daily year-round flight from Honolulu to Los Angeles, California (launched in June 2012), increased frequency from Maui to San Jose and Oakland, California (launched in January 2012), and seasonal summer service from Maui to Los Angeles, California, which was partially offset by increased competition on these routes which led to a decrease in load factor.

North America revenue increased $73.1 million in 2011, as compared to 2010, primarily due to increased yield due to improved demand.

Neighbor Island

Neighbor Island revenue increased by $17.5 million in 2012, as compared to 2011, primarily due to increased capacity provided by three Boeing 717-200 aircraft that entered the fleet in the fourth quarter of 2011 and first quarter of 2012, partially offset by decreased yield.

The $29.9 million increase in 2011, as compared to 2010, was due to increased yield and was partially offset by decreases in capacity.

International

International revenue increased by $189.4 million in 2012, as compared to 2011, primarily due to increased capacity and yield. The increase in capacity was primarily due to the delivery of new Airbus A330-200 aircraft that entered the fleet during 2011 and 2012 and the initiation of non-stop daily routes from Fukuoka, Japan (April 2012), the initiation of three-times weekly service to Sapporo, Japan and Brisbane, Australia (November 2012), the increase in our Seoul, Korea service to daily from four times per week (launched in August 2012), the increase in our Sydney, Australia service to daily from four times weekly (launched in December 2011) and the effects of the full year results from routes initiated in 2011.

The $222.7 million increase in 2011, as compared to 2010, was primarily due to increases in both yield and capacity with the initiation of new routes to Tokyo, Japan in the fourth quarter 2010, and Seoul, South Korea and Osaka, Japan in 2011, and increased frequency on our Sydney, Australia routes in 2011.

Other Operating Revenue

Other operating revenue increased over the past three years to $195.3 million, $169.8 million and $155.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The increase in other operating revenue for 2012, as compared to 2011, is primarily due to increased baggage revenue and increased cargo revenue due to the additional cargo capacity provided by the Airbus A330-200 and the expansion of our network.

The increase in other operating revenue for 2011, as compared to 2010, is primarily due to increased baggage revenue, increased cargo revenue due to the additional cargo capacity provided by the Airbus A330-200 aircraft and the expansion of our network and increased charter revenue, which was partially offset by decreases in our cancellation penalties revenue and the marketing component of our frequent flyer revenue.

Operating Expenses

Operating expenses were $1.83 billion, $1.63 billion and $1.22 billion, for the years ended December 31, 2012, 2011, and 2010, respectively. Increases (decreases) in operating expenses from 2011 to 2012 and 2010 to 2011 are detailed below.

	Changes in operating expenses for the Year Ended December 31, 2012 as compared to December 31, 2011		Changes in operating expenses for the Year Ended December 31, 2011 as compared to December 31, 2010
	$	%	$	%
	(in thousands)		(in thousands)
Operating expense:
Aircraft fuel, including taxes and oil	$118,457	23.1%	$190,285	58.9%
Wages and benefits	55,333	17.2	23,674	8.0
Aircraft rent	(14,097)	(12.5)	162	0.1
Maintenance materials and repairs	13,701	8.1	45,876	37.0
Aircraft and passenger servicing	21,575	26.2	20,090	32.3
Commissions and other selling	18,060	18.8	18,067	23.1
Depreciation and amortization	19,337	29.2	8,550	14.8
Other rentals and landing fees	13,178	18.2	14,612	25.3
Other	27,249	21.7	20,031	19.0
Lease termination charges(1)	(70,014)	NM	70,014	NM

Total	$202,779	12.4%	$411,361	33.8%

NM
Not Meaningful

(1)
Amount reflects the impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related to the purchase of fifteen Boeing 717-200 aircraft previously under lease agreements recorded during the second quarter of 2011.

Our operations have expanded by approximately 22.0% (measured in ASMs) in 2012, as compared to 2011. As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling expenses, other rentals and landing fees and other expenses (which primarily consists of purchased services, personnel and communication expenses).

We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased during each of the past three years due to a combination of an increase in fuel price and an increase in consumption as illustrated in the following table:

	Year Ended December 31,			% Change from Year Ended
	2012	2011	2010	2011	2010
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	199,465	164,002	140,995	21.6%	16.3%
Fuel price per gallon, including taxes and delivery	$3.17	$3.13	$2.29	1.3%	36.7%

Aircraft fuel expense	$631,741	$513,284	$322,999	23.1%	58.9%

The increase in fuel expense from 2011 to 2012 is primarily due to an increase in fuel consumption due to the additional aircraft in the fleet (four additional A330-200 and two additional B717-200 aircraft).

The increase in fuel expense from 2010 to 2011 is due to an increase in fuel price and an increase in consumption of fuel due to the additional aircraft in the fleet (four additional A330-200 aircraft and one additional B717-200 partially offset by two B767 returned at the end of their lease terms).

During 2012, 2011 and 2010, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the Consolidated Statements of Operations. We recorded losses on fuel derivatives of $11.3 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively, compared to gains of $0.6 million recorded for the year ended December 31, 2010.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance. We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel derivatives settled in the period inclusive of costs related to hedging premiums. Economic fuel expense for the year-ended 2012, 2011 and 2010 is calculated as follows:

	Year Ended December 31,			% Change from Year Ended
	2012	2011	2010	2011	2010
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and oil	$631,741	$513,284	$322,999	23.1%	58.9%
Realized (gains) losses on settlement of fuel derivative contracts	7,372	430	3,199	1,614.4%	(86.6)%

Economic fuel expense	$639,113	$513,714	$326,198	24.4%	57.5%
Gallons of jet fuel consumed	199,465	164,002	140,995	21.6%	16.3%

Economic fuel costs per gallon	$3.20	$3.13	$2.31	2.2%	35.5%

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $55.3 million, or 17.2%, in 2012, as compared to 2011, primarily due to an increase in the number of employees as we continue to expand our operations with additional aircraft and new routes as well as an increase in our pension and other post-retirement expenses due to a decrease in the discount rate used to determine net periodic benefit expense, a decrease in the long-term expected rate of return of assets and an increase in claims costs.

There were no significant changes to wages and benefits expense from 2010 to 2011.

We expect wages and benefits expense to increase in future periods as we continue to add additional employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense decreased by $14.1 million, or 12.5%, in 2012, as compared to 2011, due to the full year impact of aircraft leases that ended in 2011; the purchase of our existing fleet of Boeing 717-200 aircraft in June 2011 of which the majority were previously under operating lease agreements and the return of two Boeing 767-300ER aircraft at the end of their lease terms in May and October

2011. The aircraft leases that ended in 2011 were partially offset by the addition of two aircraft under operating lease agreements (one B717-200 aircraft in December 2011 and one A330 aircraft in May 2012).

Aircraft rent expense increased by $0.2 million, or 0.1%, in 2011, as compared to 2010, primarily due to the entire year-to-date recognition of aircraft rent expense for three leased Airbus A330-200 aircraft (leases commenced in April, May and November 2010) and lease return costs incurred with the return of the two leased Boeing 767-300 aircraft in May and October 2011. This increase was offset by the purchase of our fleet of Boeing 717-200 aircraft in June 2011, of which the majority were previously under operating lease agreements.

We expect rent expense to increase in future periods as we expand our fleet and the potential addition of aircraft under operating leases.

Maintenance Materials and Repairs

Maintenance materials and repairs expense increased by $13.7 million, or 8.1%, in 2012, as compared to 2011, primarily due to increased power-by-the-hour (PBH) expenses for the A330-200 aircraft and B717-200 aircraft fleet additions during 2012, partially offset by decreased maintenance expense for our B767-300 due to the non-recurrence of 10-year airframe checks incurred in 2011 and decreased maintenance expense for our B717-200 aircraft due to the non-recurrence of several heavy maintenance checks incurred in 2011.

Maintenance materials and repairs expense increased by $45.9 million, or 37.0%, in 2011, as compared to 2010, primarily due to increased PBH expenses for the Airbus A330-200 fleet additions during 2011, increases in our PBH rates for our Boeing 717-200 and Boeing 767-300 aircraft, increased maintenance expense on our Boeing 767-300 aircraft and engines and increased heavy maintenance expense on our Boeing 717-200 aircraft due to the continuation of 10-year airframe checks on this fleet.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional aircraft into revenue service, and as a result of price escalation imposed in certain of our PBH contracts.

Aircraft and Passenger Servicing

Aircraft and passenger servicing expense increased by $21.6 million, or 26.2%, in 2012, as compared to 2011, and $20.1 million, or 32.3%, in 2011, as compared to 2010, primarily due to volume-related increases as well as increased service costs on our International routes.

We expect aircraft and passenger servicing expense to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and Other Selling Expenses

Commissions and other selling expense increased by $18.1 million, or 18.8%, in 2012, as compared to 2011, and $18.1 million, or 23.1%, in 2011, as compared to 2010, primarily due to increases in volume-related selling expenses, which include increased travel agency commissions and increases in the volume of tickets purchased through credit cards and global distribution systems.

We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Depreciation and Amortization

Depreciation and amortization expense increased by $19.3 million, or 29.2%, in 2012, as compared to 2011, primarily due to the increase in the number of owned aircraft and aircraft under capital leases from 2011.

There were no significant changes to depreciation and amortization expense from 2010 to 2011.

Other Rentals and Landing Fees

Other rentals and landing fee expense increased by $13.2 million, or 18.2%, in 2012, as compared to 2011, primarily due to increased rent expense and landing fees with the addition of new routes and increased frequencies on our existing routes since 2011 and increased rent expense at several of our existing locations.

Other rentals and landing fee expense increased by $14.6 million, or 25.3%, in 2011 as compared to 2010, primarily due to increases in joint use and space rent at our Hawaii airports and increases in rent expense and landing fees due to the addition of new routes in 2010 and 2011.

We expect expenses for other rentals and landing fees to increase in future periods as we continue to add additional routes and increase frequency on our existing routes.

Lease Termination

During 2011, we entered into a purchase agreement with the lessor for the purchase of fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and eleven operating lease agreements. The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements, cash payment of $25.0 million, and non-cash application of maintenance and security deposits held by the previous lessor and current debt financier of $12.2 million. We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840—Leases and elected to apply the same accounting policy to the aircraft under capital leases. We recorded the fifteen Boeing 717-200 aircraft at its fair value of $135 million on the December 31, 2011 Consolidated Balance Sheets and reflected lease termination charges of $70.0 million on the December 31, 2011 Consolidated Statements of Operations.

The purchase of the fifteen Boeing 717-200 aircraft resulted in lower aircraft rent expense in 2012 and 2011, which was partially offset by increases in depreciation and amortization and interest expense.

Operating Costs per Available seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and the non-recurring lease termination charge in 2011. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items to measure and monitor our costs.

CASM and CASM, excluding fuel and non-recurring lease termination cost, for the year ended December 31, 2012, 2011 and 2010 is summarized in the table below:

	Year Ended December 31,
	2012		2011		2010
GAAP operating expenses	$1,832,955		$1,630,176		$1,218,815
Less: lease termination costs related to Boeing 717 aircraft purchase	—		70,014		—

Adjusted operating expenses—excluding lease termination costs related to Boeing 717 aircraft purchase	$1,832,955		$1,560,162		$1,218,815
Less: aircraft fuel, including taxes and oil	631,741		513,284		322,999

Adjusted operating expenses—excluding lease termination costs related to Boeing 717 aircraft purchase and aircraft fuel	$1,201,214		$1,046,878		$895,816

Available Seat Miles	14,687,472		12,039,933		10,150,659
CASM—GAAP	12.48	¢	13.54	¢	12.01	¢
Less: lease termination costs related to Boeing 717 aircraft purchase	—		0.58		—
Less: aircraft fuel	4.30		4.26		3.18

CASM—excluding aircraft fuel and lease termination costs related to Boeing 717 aircraft purchase	8.18	¢	8.70	¢	8.83	¢

Nonoperating Expense

Nonoperating expense increased over the past three years to $43.6 million, $21.4 million and $9.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively. The year-over-year increases are primarily due to the increased interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into each year, which was partially offset by increased capitalized interest. The further increase in nonoperating expense in 2012 and 2011 is due to losses incurred on fuel derivatives.

Income Tax (Benefit) Expense

We recorded income tax expense of $32.5 million and $1.6 million during 2012 and 2011, respectively, and an income tax benefit of $28.3 million during 2010. During 2012, we had an effective tax rate of 37.9% which did not significantly differ from the U.S. federal statutory rate of 35%. Our 2011 effective tax rate differed from the statutory rate due to the impact that forecasted permanent tax differences had on our full year 2011 financial projections. The income tax benefit recorded in 2010 was primarily driven by the release of our valuation allowance.

See Note 8 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of December 31, 2012, we had $405.9 million in cash and cash equivalents, representing an increase of $101.8 million from December 31, 2011. As of December 31, 2012 our restricted cash balance, which consisted of cash held as collateral by entities that process our credit card transactions for advance ticket sales, was $5.0 million, a decrease of $25.9 million from

December 31, 2011, due to a decrease in the cash holdback on our primary credit card processing agreement.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At December 31, 2012, Hawaiian had approximately $661.2 million of debt and capital lease obligations, including approximately $108.2 million that will become due in the next 12 months. Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of December 31, 2012, we had no outstanding borrowings under the Revolving Credit Facility and $68.9 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities increased to $311.0 million, $178.8 million and $150.3 million in 2012, 2011 and 2010, respectively. The increase from 2011 to 2012 in cash provided was primarily due to an increase in our air traffic liability balance for increased future bookings related to advance ticket sales, increases in accounts payable and increases in other accrued liabilities and partially offset by an increase in accounts receivable and long-term prepayments and other. The increase from 2010 to 2011 is primarily due to increases in our air traffic liability balance for increased future bookings related to advance ticket sales and a decrease in contributions to our pension and disability plans that was partially offset by increases in accounts receivable.

Net cash used in investing activities increased in the past three years to $290.7 million, $281.9 million and $108.7 million for 2012, 2011 and 2010, respectively. The increase from 2011 to 2012 is primarily due to an increase in purchases of property and equipment partially offset by decreases in pre-delivery deposits for upcoming aircraft and engine deliveries. The increase from 2010 to 2011 is primarily due to an increase in purchases of property and equipment which was partially offset by the net sale of investments in 2010 of $31.8 million, including $26.7 million for the sale of our auction rate securities.

Net cash provided by (used in) financing activities was $81.4 million, $122.2 million and ($57.3) million for 2012, 2011 and 2010, respectively. The decrease in the net cash provided by financing activities from 2011 to 2012 is primarily due to decreases in cash repayments for debt and capital lease obligations and decreases in the proceeds received from debt issuances. The change from 2010 to 2011 was due to an increase in proceeds received from debt issuances including Aircraft Facility Agreements and the Convertible Notes, decreases in cash repayments for debt and capital lease obligations and the $10.0 million repurchase of treasury stock in 2010.

Capital Commitments

As of December 31, 2012, the Company had capital commitments for aircraft and aircraft related equipment which included firm aircraft orders for thirteen Airbus A330-200 aircraft for delivery between 2013 and 2015, six Airbus A350XWB-800 aircraft for delivery beginning in 2017 and four Rolls Royce spare engines scheduled for delivery through 2020. In addition, Hawaiian has purchase rights for an additional three A330-200 aircraft and six A350-XWB aircraft. Committed expenditures for these aircraft, engines and related flight equipment is approximately $452 million in 2013, $431 million in 2014, $243 million in 2015, $80 million in 2016 $265 million in 2017 and $457 million thereafter.

For 2013, we expect our other non-aircraft related capital expenditures, which include software, improvements, ramp and maintenance equipment to total approximately $20 million to $25 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on us. We have secured financing commitments of $312 million for a portion of the purchase price of four upcoming A330-200 aircraft deliveries, with delivery dates in the first half of 2013. See Note—11 to our audited financial statements for further detail regarding our aircraft facility and lease commitments.

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

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, pay dividends or make distributions to our parent company and repurchase stock. These agreements also require us to meet certain financial covenants. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage. As of December 31, 2012, we were in compliance with these covenants. If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales are held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.0 million at December 31, 2012 and $30.9 million at December 31, 2011. There were no amounts subject to this holdback at December 31, 2012. As of December 31, 2011, the holdback was 25% of the applicable credit card air traffic liability.

In 2012, we entered into an amendment with our largest credit card processor that eliminates the financial triggers for additional holdbacks. In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which could also cause an increase in the level of restricted cash. There were no amounts subject to this holdback at December 31, 2012. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the amount of restricted cash, it could also cause a covenant violation under our other debt or lease obligations and have a material adverse impact on us.

Pension and Other-Postretirement Benefit Plan Funding

As of December 31, 2012, the excess of the projected benefit obligations over the fair value of plan assets was approximately $355.3 million. We contributed $19.4 million, $12.9 million and $37.9 million, to our defined benefit pension plans and disability plan during 2012, 2011 and 2010, respectively, satisfying our minimum required 2012 plan year contributions. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. In 2013, our minimum required contribution to our defined benefit pension plans and disability plan is $14.7 million.

Income tax net operating loss carryforwards

We have net operating loss (NOLs) carryforwards for federal and state income tax purposes of $232.0 million. These NOL carryforwards are primarily from accelerated depreciation on owned aircraft, resulting in a tax benefit of $75.2 million at December 31, 2012, substantially all of which will not begin to expire until 2031. As we expect to report operating profits in future years, we cannot be assured our NOLs will be sufficient to offset net income and we will likely be required to pay income taxes. We believe we will have sufficient working capital to pay taxes as they becomes due, although we cannot be assured actual taxes incurred in these years will not exceed our expectations.

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

Contractual Obligations

Our estimated contractual obligations as of December 31, 2012 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)	$870,962	$147,292	$158,959	$232,329	$332,382
Operating leases—aircraft and related equipment(2)	563,972	84,983	159,496	124,948	194,545
Operating leases—non-aircraft	48,324	4,784	10,443	9,793	23,304
Purchase commitments—Capital(3)	1,928,948	452,047	674,037	345,814	457,050
Purchase commitments—Operating(4)	397,083	39,312	61,447	63,894	232,430
Projected employee benefit contributions(5)	43,169	14,756	28,413	—	—

Total contractual obligations	$3,852,458	$743,174	$1,092,795	$776,778	$1,239,711

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of December 31, 2012. Amounts reflect capital lease obligations for one Airbus A330-200 aircraft and two Boeing 717 aircraft.

(2)
Amounts reflect operating leases for four Airbus A330-200 aircraft, nine Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of December 31, 2012.

(3)
Amounts include our firm commitments for aircraft and aircraft-related equipment including aircraft orders consisting of thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines. We have received committed financing for four of these upcoming A330-200 deliveries in 2013 of $312 million. The amounts in the table above exclude our memorandum of understanding for the purchase of 16 Airbus A321neo aircraft,

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amounts include our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2015.

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

Frequent Flyer Accounting

HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. We utilize the incremental cost method of accounting for free travel awards earned in connection with the purchase of passenger tickets which utilizes a number of estimates including the incremental cost per mile and breakage. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and apply these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.

We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The estimated fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided (currently estimated at 22 months). Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale as compensation for marketing services performed. The estimated fair value of the air transportation component is based on several factors, including the equivalent ticket value of similar Company fares and customer habits in redeeming free travel awards.

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company, then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is amortized over the period during which the mileage is projected to be used (currently estimated at five months).

On a periodic basis, we review and update the assumptions used in our frequent flyer accounting. On an annual basis, we update the deferral period and deferral rate for mileage credits sold to participating companies. We also update the incremental cost assumption quarterly and the breakage rate assumption annually for free travel awards earned in connection with the purchase of passenger tickets.

In the fourth quarter of 2012, we recorded a net frequent flyer pre-tax adjustment of $7.3 million to correct an error in the accounting for our sale of mileage credits to companies participating in our frequent flyer program that are deferred and recognized as passenger revenue. The correction resulted in a change in the deferral period from 19 to 22 months. The error primarily relates to prior periods and the impact of the error was not material to any prior period or the 2012 fiscal year.

Pension and Other Postretirement and Postemployment Benefits

We account for our defined benefit pension and other postretirement and postemployment plans in accordance with ASC 715, Compensation—Retirement Benefits (ASC 715). ASC 715 requires companies to measure their plans' assets and obligations to determine the funded status at fiscal year-end, reflect the funded status in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year in which the changes occur. ASC 715 does not change the amount of net periodic benefit expense recognized in our results of operations. Pension and other postretirement and postemployment benefit expenses are recognized on an accrual basis over each employee's service periods. Pension expense is generally independent of funding decisions or requirements.

We have elected temporary Airline Relief with regard to applying the funding rules for our qualified pension plans. This relief allows cash contribution requirements to be developed using rules that currently produce lower and more stable contribution requirements than available without this relief; however, this may not be the case throughout the relief period. This relief expires in 2023 for the Salaried and IAM Pension Plans and 2018 for the Pilots Pension Plan.

The calculation of pension and other postretirement and postemployment benefit expenses and its corresponding liabilities require the use of significant assumptions, including the expected long-term rate of return on plan assets, the assumed discount rate and the expected health care cost trend rate. Changes in these assumptions will impact the expense and liability amounts, and future actual experience may differ from these assumptions. The assumptions as of December 31, 2012 are as follows:

	2012	2011	2010
Pension:
Discount rate to determine projected benefit obligation	4.10%	4.94%	5.71%
Expected return on plan assets	7.30%+	7.90%	7.90%
Pilot retirement age	63.5	63.5	63.5
Postretirement:
Discount rate to determine projected benefit obligation	4.24%	5.14%	5.81%
Expected return on plan assets	N/A	N/A	N/A
Expected health care cost trend rate:
Initial	8.00%++	9.00%	9.00%
Ultimate	4.75%	4.75%	4.75%
Years to reach ultimate trend rate	7	7	8
Disability:
Discount rate to determine projected benefit obligation	4.06%	4.91%	5.59%
Expected return on plan assets	6.90%+	7.50%	7.50%

N/A
Not Applicable

+
Expected return on plan assets used to determine the net periodic benefit expense for 2013 changed to 6.55% for the pension plans and 6.15% for the disability plan.

++
Represents the expected health care cost trend rate to determine the projected benefit obligation. The health care cost trend rate used to determine the projected benefit expense was assumed to be 9.0% and to decrease gradually to 4.75% in 2019.

The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to sufficiently diversify assets so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. Our expected long-term rate of return (by category) at December 31, 2012 is as follows:

Expected Long-Term Rate of Return
Equity securities—Domestic	7.53%
Equity securities—Foreign	7.50%
Fixed income securities	2.50%

We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and will rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return on our pension plan assets by one percent (from 6.55% to 5.55%) and on our disability benefit plan assets (from 6.15% to

5.15%) would increase our estimated 2013 pension and disability benefit expense by approximately $2.3 million and $0.1 million, respectively.

We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would increase our pension and other postretirement benefit liabilities at December 31, 2012 by approximately $57.0 million and $35.2 million, respectively, and would increase our estimated 2013 pension and other postretirement benefit expense by approximately $2.2 million and $4.7 million, respectively.

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one percent increase in the assumed health care cost trend rate would increase the other postretirement benefit obligation as of December 31, 2012 by approximately $30.7 million and our estimated 2013 other postretirement benefit expense by approximately $6.2 million. A one percent decrease in the assumed health care cost trend rate would decrease the other postretirement benefit obligation as of December 31, 2012 by approximately $24.4 million and our estimated 2013 other postretirement benefit expense by approximately $4.8 million.

Future changes in plan asset returns, plan provisions, assumed discount rates, pilot estimated retirement age, pension funding legislation and various other factors related to the participants in our pension plans will impact our future retirement benefit expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Aircraft Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred and are based on the amount of hours flown per contract. Under the terms of our power-by-the-hour agreements, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions.

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

In accordance with ASC 840-10, on a quarterly basis we complete a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compare these estimates to our forecasted nonrefundable deposits to identify costs not expected to be recoverable. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the leased asset." Therefore, we bifurcate and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits. In determining whether it is probable that maintenance deposits will be used to fund the cost of the maintenance events, we conduct the following analysis:

  •
  We evaluate the aircraft's condition, including the airframe, the engines, the auxiliary power unit and the landing gear.

  •
  We then project future usage of the aircraft during the term of the lease based on our business and fleet plan.

  •
  We estimate the cost of performing the next scheduled maintenance event. These estimates are based on the experience of our maintenance personnel and available industry data, including historical fleet operating statistic reports published by the aircraft and engine manufacturers.

  •
  We compare the forecasted maintenance deposits to be paid at the time of the next scheduled maintenance event to the estimated cost of the next scheduled maintenance event. Those costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the leased asset."

  •
  We prospectively account for any changes in estimates.

Our assessment of the recoverability of our maintenance deposits is subject to change in the event that key estimates and assumptions change over time. Those key estimates and assumptions include our fleet plan and the projected total cost and, to a lesser extent, anticipated timing of the major maintenance activities covered by the maintenance reserves.

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

Tax Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of Hawaiian's deferred tax assets will not be realized. The ultimate realization of Hawaiian's deferred tax assets is dependent upon our ability to generate future taxable income during the periods in which those temporary differences become deductible. We continue to believe our projections of future taxable income are sufficient to support recognition of our deferred tax assets. As of December 31, 2012, we do not have a tax valuation allowance. For additional information on income taxes, see Note 8 to the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e., jet fuel prices) and interest rate risk. We have market-sensitive instruments in the form of financial derivatives used to hedge Hawaiian's exposure to increases in jet fuel prices and variable-rate debt. The fair value of our fixed-rate debt is subject to market risk due to the variability of interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented does not consider the effects of such adverse changes on the overall economy nor does it consider additional actions we may undertake to mitigate exposure to such adverse changes. Actual results may differ. See discussion of critical accounting policies above for additional information over these financial instruments.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 34.5%, 31.5% and 26.5% of our operating expenses for the years ended December 31, 2012, 2011 and 2010, respectively. Based on gallons expected to be consumed in 2013, for every one cent increase in the cost of jet fuel, our annual fuel expense would increase by approximately $2.3 million.

We periodically enter into derivative financial instruments to manage our exposure to changes in the prices of jet fuel. During 2012, our fuel hedge program primarily consisted of heating oil, WTI and Brent crude oil call options and collars. Call option contracts provide for a settlement in favor of the holder, while put option contracts provide settlement in favor of the owner in the event that prices exceed a predetermined contractual level during a particular time period. We have combined some of our call option contracts with put option contract sales to create "collars" whereby a settlement may occur in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).

The aforementioned fuel derivative financial instruments were not designated as hedges under ASC 815. As of December 31, 2012, the fair value of these fuel derivatives reflected a net asset of $12.7 million, and is reflected in prepaid expenses and other assets in the Consolidated Balance Sheets.

Our future contracts and other fuel derivative agreements as of January 18, 2013 is outlined in the table below:

	Weighted Average Contract Price
			Percentage of Projected Fuel Requirements Hedged
				Fuel Barrels Hedged
	Cap	Floor
First Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$115.57	N/A	63%	814,000

Total			63%	814,000
Second Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$113.84	N/A	56%	752,000

Total			56%	752,000
Third Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.69	N/A	47%	657,000

Total			47%	657,000
Fourth Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$115.22	N/A	34%	477,000

Total			34%	477,000
First Quarter 2014
Crude Oil (per barrel)
Brent Call Options	$117.59	N/A	19%	273,000
Brent Collars	$116.10	$80.00	3%	45,000

Total			22%	318,000
Second Quarter 2014
Crude Oil (per barrel)
Brent Call Options	$115.56	N/A	5%	80,000
Brent Collars	$116.41	$80.00	5%	70,000

Total			10%	150,000

We expect to continue our program of hedging a portion of our future fuel consumption with a combination of futures contracts, swaps, caps, collars, or other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes. We are exposed to credit risks in the event our counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits. Our variable-rate debt agreements include the Revolving Credit Facility (we had no outstanding borrowings under the Revolving Credit Facility at December 31, 2012 and 2011) and a secured loan agreement, the terms of which are discussed in Note 6—Debt to the consolidated financial statements.

At December 31, 2012, we had $64.7 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-Month LIBOR	0.2108%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of December 31, 2012, a change in interest rates is unlikely to have a material impact on our results of operations.

As of December 31, 2012 and 2011, we did not have any interest rate hedges.

At December 31, 2012, we had $489.8 million of fixed-rate debt including aircraft capital lease obligations, convertible notes and facility agreements for aircraft purchases, as further discussed in Note 6 to the consolidated financial statements. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounted to approximately $3.0 million as of December 31, 2012.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposure is the Japanese yen. Based on expected 2013 revenues and expenses denominated in Japanese yen, a 10% strengthening in value of the U.S. dollar, relative to the Japanese yen, would result in a decrease in operating income of approximately $30.2 million, net of gain relizable from yen hedges discussed below. The variance is due to our Japanese yen denominated revenues exceeding our Japanese yen denominated expenses.

At December 31, 2012 and 2011, we did not have any foreign currency hedges. In January 2013, we entered into forward contracts for the purchase of Japanese yen. As of February 1, 2013, we had forward contracts covering approximately 16% of our anticipated yen sales in 2013 at an average rate of 89.50 yen per U.S. Dollar.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 8, 2013

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,767,041	$1,480,663	$1,154,972
Other	195,312	169,796	155,121

Total	1,962,353	1,650,459	1,310,093

Operating Expenses:
Aircraft fuel, including taxes and oil	631,741	513,284	322,999
Wages and benefits	376,574	321,241	297,567
Aircraft rent	98,786	112,883	112,721
Maintenance materials and repairs	183,552	169,851	123,975
Aircraft and passenger servicing	103,825	82,250	62,160
Commissions and other selling	114,324	96,264	78,197
Depreciation and amortization	85,599	66,262	57,712
Other rentals and landing fees	85,623	72,445	57,833
Other	152,931	125,682	105,651
Lease termination charges	—	70,014	—

Total	1,832,955	1,630,176	1,218,815

Operating Income	129,398	20,283	91,278

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(43,522)	(24,521)	(16,835)
Interest income	580	1,514	3,634
Capitalized interest	10,524	7,771	2,665
Gains (losses) on fuel derivatives	(11,330)	(6,862)	641
Gains on investments	—	—	1,168
Other, net	136	733	(562)

Total	(43,612)	(21,365)	(9,289)

Income (Loss) Before Income Taxes	85,786	(1,082)	81,989
Income tax (benefit) expense	32,549	1,567	(28,266)

Net Income (Loss)	$53,237	$(2,649)	$110,255

Net Income (Loss) Per Common Stock Share:
Basic	$1.04	$(0.05)	$2.15

Diluted	$1.01	$(0.05)	$2.10

Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,314	50,733	51,232

Diluted	52,535	50,733	52,482

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years ended December 31, 2012, 2011 and 2010

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net Income (Loss)	$53,237	$(2,649)	$110,255
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax of $9,224, $38,822 and $2,040 for 2012, 2011 and 2010, respectively	(11,714)	(67,061)	(3,105)
Unrealized loss on short-term and long-term investments, net of tax of $468 for 2010	—	—	(717)

Total other comprehensive loss, net	(11,714)	(67,061)	(3,822)

Total comprehensive income (loss), net	$41,523	$(69,710)	$106,433

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$405,880	$304,115
Restricted cash	5,000	30,930

Total cash, cash equivalents and restricted cash	410,880	335,045
Accounts receivable, net of allowance for doubtful accounts of $371 and $630 as of December 31, 2012 and 2011, respectively	80,750	94,164
Spare parts and supplies, net	27,552	23,595
Deferred tax assets, net	17,675	15,336
Prepaid expenses and other	35,001	31,391

Total	571,858	499,531

Property and equipment, net
Flight equipment	1,000,017	647,497
Pre-delivery deposits on flight equipment	193,042	156,290
Other property and equipment	125,154	106,939

	1,318,213	910,726
Less accumulated depreciation and amortization	(249,495)	(181,599)

Total	1,068,718	729,127

Other Assets:
Long-term prepayments and other	55,629	47,321
Deferred tax assets, net	36,376	59,519
Intangible assets, net of accumulated amortization of $173,090 and $154,302 as of December 31, 2012 and 2011, respectively	26,580	45,368
Goodwill	106,663	106,663

Total Assets	$1,865,824	$1,487,529

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$82,084	$80,636
Air traffic liability	388,646	303,382
Other accrued liabilities	74,828	67,267
Current maturities of long-term debt and capital lease obligations	108,232	37,535

Total	653,790	488,820

Long-Term Debt, less discount, and Capital Lease Obligations	553,009	424,436
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	352,460	320,742
Other liabilities and deferred credits	37,963	30,655

Total	390,423	351,397

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value per share, 51,439,934 and 50,729,573 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	514	507
Capital in excess of par value	264,854	260,658
Accumulated income	117,288	64,051
Accumulated other comprehensive loss, net	(114,054)	(102,340)

Total	268,602	222,876

Total Liabilities and Shareholders' Equity	$1,865,824	$1,487,529

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity

For the Years ended December 31, 2012, 2011 and 2010

	Common Stock(*)	Special Preferred Stock(**)	Treasury Stock	Capital In Excess of Par Value	Accumulated Income (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2009	$516	$—	$(754)	$240,608	$(32,824)	$(31,457)	$176,089
Net income	—	—	—	—	110,255	—	110,255
Other comprehensive loss	—	—	—	—	—	(3,822)	(3,822)
Issuance of 609,187 shares of common stock related to stock awards	6	—	—	(132)	—	—	(126)
Exercise of warrants to acquire 1,000 shares of common stock	—	—	—	7	—	—	7
Share-based compensation expense	—	—	—	5,001	—	—	5,001
Treasury stock buy-back to acquire 1,868,563 shares	—	—	(9,998)	—	—	—	(9,998)
Excess tax benefits from exercise of stock options	—	—	—	463	—	—	463

Balance at December 31, 2010	$522	$—	$(10,752)	$245,947	$77,431	$(35,279)	$277,869

Net loss	—	—	—	—	(2,649)	—	(2,649)
Other comprehensive loss						(67,061)	(67,061)
Issuance of 508,696 shares of common stock related to stock awards	6	—	—	(1,122)	—	—	(1,116)
Share-based compensation expense	—	—	—	4,302	—	—	4,302
Convertible note	—	—	—	19,504	—	—	19,504
Purchase of convertible note hedges	—	—	—	(19,504)	—	—	(19,504)
Convertible note issuance costs net of deferred tax benefit of $302	—	—	—	(463)	—	—	(463)
Sale of common stock warrants	—	—	—	11,948	—	—	11,948
Treasury stock retirement of 2,070,214 shares	(21)	—	10,752	—	(10,731)	—	—
Excess tax benefits from exercise of stock options	—	—	—	46	—	—	46

Balance at December 31, 2011	$507	$—	$—	$260,658	$64,051	$(102,340)	$222,876

Net Income	—	—	—	—	53,237	—	53,237
Other comprehensive loss						(11,714)	(11,714)
Issuance of 710,361 shares of common stockrelated to stock awards	7	—	—	763	—	—	770
Share-based compensation expense	—	—	—	3,433	—	—	3,433

Balance at December 31, 2012	$514	$—	$—	$264,854	$117,288	$(114,054)	$268,602

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2012 and 2011.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2012 and 2011.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net income (Loss)	$53,237	$(2,649)	$110,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	18,788	23,352	23,486
Depreciation and amortization of property and equipment	69,521	48,875	40,325
Deferred income taxes	31,333	43,768	(51,990)
Stock compensation	3,516	4,302	5,001
Lease termination charges	—	70,014	—
Amortization of debt discounts and issuance costs	5,599	3,932	2,713
Gain on sale of investments	—	—	(1,168)
Pension and postretirement benefit cost, net	11,627	1,676	(22,425)
Issuance of forward sold miles	—	(8,747)	(12,463)
Other, net	(10,039)	(7,530)	(5,615)
Changes in operating assets and liabilities:
Restricted cash	25,930	(25,706)	20,507
Accounts receivable	12,698	(35,408)	(11,326)
Spare parts and supplies	(6,660)	(7,181)	(1,777)
Prepaid expenses and other current assets	(2,373)	(7,033)	(3,607)
Accounts payable	1,447	11,336	22,953
Air traffic liability	85,264	61,268	32,729
Other accrued liabilities	7,459	3,240	2,117
Other assets and liabilities, net	3,670	1,255	582

Net cash provided by operating activities	311,017	178,764	150,297

Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(290,699)	(281,903)	(140,460)
Purchases of short-term investments	—	—	(109,623)
Sales of short and long-term investments	—	—	141,410

Net cash used in investing activities	(290,699)	(281,903)	(108,673)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,488	226	1,477
Convertible Notes:
Issuance of convertible notes	—	86,250	—
Purchase of call options and sale of common stock warrants, net	—	(19,504)	—
Proceeds from issuance of warrants	—	11,948	—
Long-term borrowings	133,000	132,000	54,746
Treasury stock repurchase	—	—	(9,998)
Repayments of long-term debt and capital lease obligations	(49,129)	(80,023)	(101,176)
Debt issuance costs	(3,828)	(8,726)	(2,837)
Other	(84)	46	463

Net cash provided by (used in) financing activities	81,447	122,217	(57,325)

Net increase (decrease) in cash and cash equivalents	101,765	19,078	(15,701)
Cash and cash equivalents—Beginning of Year	304,115	285,037	300,738

Cash and cash equivalents—End of Year	$405,880	$304,115	$285,037

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian also operates various charter flights. Hawaiian is the largest airline headquartered in Hawaii and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2012, latest data available. As of December 31, 2012, Hawaiian's fleet consisted of 18 Boeing 717-200 aircraft for its Neighbor Island routes, and 16 Boeing 767-300 and nine Airbus A330-200 aircraft for its North America, International and charter routes. The Company also has two ATR42 turboprop aircraft for pending service to new Neighbor Island destinations in 2013.

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

Restricted Cash

At December 31, 2012 and 2011, restricted cash primarily consist of cash deposits held by institutions that process credit card transactions.

Spare Parts and Supplies

Spare parts and supplies are valued at average cost, and primarily consist of expendable parts for flight equipment and other supplies. An allowance for obsolescence of expendable parts is provided over the estimated useful lives of the related aircraft and engines for spare parts expected to be on hand at the date the aircraft are retired from service. An allowance is also provided to reduce the carrying amount of excess spare parts to the lower of cost or net realizable value. These allowances are based on management's estimates and are subject to change.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Property, Equipment and Depreciation

Property and equipment are stated at cost and depreciated on a straight-line basis to its estimated residual value over the asset's estimated useful life. Depreciation begins when the asset is placed into service. Aircraft and related parts begin depreciating on the aircraft's first revenue flight.

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines	7 - 20 years, 0 - 10% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Aircraft under capital leases	8 - 12 years, no residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

Additions and modifications that significantly enhance the operating performance and/or extend the useful lives of property and equipment are capitalized and depreciated over the lesser of the remaining useful life of the asset or the remaining lease term, as applicable. Expenditures that do not improve or extend asset lives are charged to expense as incurred. Pre-delivery deposits are capitalized when paid.

Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing our incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations.

The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on our consolidated balance sheets, was $15.4 million and $16.0 million at December 31, 2012 and 2011, respectively. Amortization expense related to computer software was $7.7 million, $5.9 million and $6.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Aircraft Maintenance and Repair Costs

Aircraft maintenance and repairs are charged to expense as incurred, except for charges for maintenance and repairs under power-by-the-hour maintenance contracts which are accrued and expensed when a contractual obligation exists, generally on the basis of hours flown.

The Company accounts for nonrefundable maintenance deposits as an asset until any portion of the estimated total amount of the deposit is less than probable of being returned on leased aircraft. In addition, payments of maintenance deposits that are not "substantially and contractually related to the maintenance of the lease assets" are expensed as incurred. Any costs not expected to be recoverable are considered to be not "substantially and contractually related to maintenance of the lease asset."

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Therefore, the Company bifurcates deposit payments and expenses the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a "two-step process" under Accounting Standard Codification (ASC) Intangibles—Goodwill and Other (ASC 350). In the first step, the fair value of the Company's reporting unit is compared to its carrying value. If the fair value of the Company's reporting unit exceeds the carrying value of its net assets, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the Company's reporting unit exceeds its fair value, then the second step of the impairment test must be performed in order to determine the implied fair value of the Company's reporting unit. If the carrying value of the goodwill exceeds its implied fair value, then an impairment loss for the difference is recorded.

For its annual goodwill impairment test, the Company performed the first step under ASC 350 and concluded that as of October 1, 2012, the carrying value of its Goodwill was not impaired.

For its annual intangible asset impairment test, the Company adopted the provisions of ASU 2012-02, Intangibles—Goodwill and Other: Testing Indefinite—Lived Intangible Assets for Impairment, which amends ASC 350 and allows a Company to first assess qualitative factors, to determine whether or not it is necessary to perform the quantitative test for testing indefinite-lived intangible assets for impairment outlined in ASC 350. Management has concluded that as of October 1, 2012, there was no impairment of its indefinite-lived intangible asset.

In the event that the Company determines that the values of goodwill or indefinite-lived intangible assets have become impaired, the Company will incur an accounting charge during the period in which such determination is made. There were no impairments recorded in 2012, 2011 and 2010.

Impairment of Long-Lived Assets and Finite-lived Intangible Assets

Long-lived assets used in operations, consisting principally of property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than its carrying amount. When testing for impairment, management considers market trends, the expected useful lives of the assets, changes in economic conditions, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively. There were no impairments to long-lived and finite-lived intangible assets, nor was there a need to adjust the remaining useful lives of these assets in 2012, 2011 and 2010.

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

Other operating revenue include checked baggage revenue, cargo revenue, ticket change and cancellation fees, charter revenue, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies, inflight revenue and other incidental sales.

Baggage fees, cargo and charter revenue are recognized when the transportation is provided. Ticket change and cancellation fees are recognized at the time the fees are assessed. All other revenue is recognized as revenue when the related goods and services are provided.

Frequent Flyer Program

HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program. The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.

The Company also sells mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The estimated fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided (currently estimated at 22 months). Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale as compensation for marketing services performed. The estimated fair value of the air transportation component is based on several factors, including the equivalent ticket value of similar Company fares and customer habits in redeeming free travel awards.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

On a periodic basis, we review and update the assumptions used in our frequent flyer accounting. On an annual basis, we update the deferral period and deferral rate for mileage credits sold to participating companies. We also update the incremental cost assumption quarterly and the breakage rate assumption annually for free travel awards earned in connection with the purchase of passenger tickets.

Commissions and Other Selling Expenses

Commissions and other selling expenses include credit card commissions, the costs incurred to provide flights and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation system charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $11.2 million, $9.2 million and $11.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Capitalized Interest

Interest is capitalized upon acquisition of aircraft and engines, which include any interest related to predelivery deposits and interest incurred for significant modifications made to the aircraft, and is depreciated over the estimated useful life of the asset from service inception date. The rate at which interest is capitalized is based on the Company's weighted-average borrowing rate, which was 7.0%, 6.6% and 7.0% during 2012, 2011 and 2010, respectively.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except for per share data)
Numerator:
Net income (loss)	$53,237	$(2,649)	$110,255
Denominator:
Weighted average common shares outstanding—Basic	51,314	50,733	51,232
Assumed exercise of equity awards and warrants	1,221	—	1,250

Weighted average common shares outstanding—Diluted	52,535	50,733	52,482

Net income (loss) per common share
Basic	$1.04	$(0.05)	$2.15

Diluted	$1.01	$(0.05)	$2.10

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards would be antidilutive.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Stock Options	89	527	187
Deferred Stock	—	1	123
Restricted Stock	717	339	308
Convertible notes(2)	10,943	8,450	—
Warrants(1)(2)	10,943	8,450	1,493

(1)
In 2010, 1.5 million outstanding warrants expired unexercised.

(2)
In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants. See Note 6—Debt for further discussion. These weighted common stock equivalents were excluded because their conversion price of $7.88 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of our common stock during these periods, and the effect of their inclusion would be antidilutive. These securities could be dilutive in future periods. The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

Stock Compensation Plans

The Company has a stock compensation plan for it and its subsidiaries' officers, consultants and non-employee directors. The Company accounts for stock compensation awards under ASC 718,

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Compensation—Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using the following: (1) option-pricing models for grants of stock options, (2) Monte Carlo simulations for restricted stock units with a market condition, or (3) fair value at the measurement date (usually the grant date) for awards of stock subject to time and / or performance-based vesting. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

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

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Bureau (FASB) issued Accounting Standards Update 2011-05, Comprehensive Income—Presentation of Comprehensive Income (ASU 2011-05). This update changes the requirements for the presentation of other comprehensive income, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, amongst other things. ASU 2011-05 requires that all nonowner changes in stockholders' equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. These amendments are effective for fiscal years and interim period beginning after December 15, 2011 and should be applied retrospectively. The Company adopted this guidance during the quarter ended March 31, 2012 and the two-statement approach is presented within this report.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 amended Accounting ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820), to converge the fair value measurement guidance in U.S. generally accepted accounting principles and the International Financial Reporting Standards (IFRSs). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company adopted this guidance during the quarter ended March 31, 2012.

In July 2012, the FASB issued Accounting Standards Update 2012-02, Intangibles—Goodwill and Other Testing Indefinite—Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 amended ASC 350, Intangibles—Goodwill and Other, to allow an entity the option to first assess the qualitative factors in testing indefinite-lived intangible assets for impairment, to determine whether or not it is necessary to perform the quantitative impairment test originally outlined in ASC 350. This amendment

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

is effective for fiscal years and interim periods beginning after September 15, 2012 and is to be applied prospectively. The Company adopted this guidance during its annual intangible asset impairment test for the year ended December 31, 2012.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires entities to disclose both gross and net information of both instruments and transactions eligible for offset on the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This amendment is effective for fiscal years and interim periods beginning on or after January 1, 2013 and should be applied retrospectively. The Company is currently evaluating the effect that the provisions of ASU 2011-11 will have on its financial statements.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$304,159	$304,159	$—	$—
Fuel derivative contracts:
Crude oil call options	13,094	—	13,094	—

Total assets measured at fair value	$317,253	$304,159	$13,094	$—

Fuel derivative contracts:
Crude oil put options	$397	$—	$397	$—

Total liabilities measured at fair value	$397	$—	$397	$—

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$208,594	$208,594	$—	$—
Fuel derivative contracts:
Crude oil call options	1,511	—	1,511	—
Crude oil collars	231	—	231	—
Heating oil call options	170	—	170	—
Heating oil collars	628	—	628	—

Total assets measured at fair value	$211,134	$208,594	$2,540	$—

Fuel derivative contracts:
Crude oil collars	$90	$—	$90	$—
Heating oil collars	427	—	427	—

Total liabilities measured at fair value	$517	$—	$517	$—

Cash equivalents.    The Company's cash equivalents consist of money market securities and are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.

Long-term investments.    During the quarter ended September 30, 2010, the Company sold all of its remaining auction rate securities for $26.7 million and recognized a pre-tax gain of approximately $1 million through nonoperating income (expense). These assets were previously classified as level 3 investments and valued using unobservable inputs.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Fair Value Measurements (Continued)

The reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3) for the year ended December 31, 2010 is as follows:

Auction rate securities (Level 3)*
(in thousands)
Balance as of December 31, 2009	$29,921
Sale of long-term investments	(26,672)
Redemption	(4,075)
Accretion of discount	844
Realized net gains (losses):
Included in earnings	1,168
Reclassified from other comprehensive income	(1,186)

Balance as of December 31, 2010	$—

*
As of December 31, 2012, 2011 and 2010, there were no assets measured at fair value on a nonrecurring basis using unobservable inputs (Level 3).

Fuel derivative contracts.    The Company's fuel derivative contracts consist of Brent and West Texas Intermediate (WTI) crude oil call options and collars (a combination of call options and put options), and Brent put options and heating oil which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curve and measures of volatility among others.

The fair value of the Company's debt (excluding obligations under capital leases) with a carrying value of $554.6 million and $461.5 million at December 31, 2012 and December 31, 2011, respectively, was approximately $547.9 million ($81.1 million as Level 2 and $466.8 million as Level 3 in the fair value hierarchy) and $445.2 million ($66.4 million as Level 2 and $378.8 million as Level 3 in the fair value hierarchy). The Company's fair value estimates were based on either market prices or the discounted amount of future cash flows using its current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

See Note 7—Leases, for information related to fair value measurements of nonfinancial assets on a nonrecurring basis performed during 2011.

4. Fuel Risk Management

The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments such as heating oil, WTI and Brent crude oil call options and collars. During the years ended December 31, 2012, 2011, 2010, the Company primarily used heating oil and crude oil call options and collars to hedge its aircraft fuel expense. As of December 31,

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fuel Risk Management (Continued)

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

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations during 2012, 2011, and 2010.

	Year Ended December 31,
Fuel derivative contracts	2012	2011	2010
	(in thousands)
Gains (losses) on fuel derivatives recorded in nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gains (losses):
Losses realized at settlement	$(7,372)	$(430)	$(3,199)
Reversal of prior period unrealized amounts	2,367	(3,920)	(226)
Unrealized gains (losses) on contracts that will settle in future periods	(6,325)	(2,512)	4,066

Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(11,330)	$(6,862)	$641

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis. Based on the fair value of our fuel derivative contracts, our counterparties may require us to post collateral when the price of the underlying commodity decreases. The Company's accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty. The Company had no collateral posted with our fuel contract counterparties as of December 31, 2012, 2011, and 2010.

The following table presents the fair value of the asset and liability derivatives that are not designated as hedging instruments under ASC 815 as well as the location of the asset and liability balances within the Consolidated Balance Sheets.

		Fair Value of Derivatives
		Assets as of		Liabilities as of
Derivatives not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		(in thousands)
Fuel derivative contracts	Prepaid expenses and other	$13,094	$2,540	$397	$517

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Intangible Assets

The following tables summarize the gross carrying values of intangible assets less accumulated amortization as of December 31, 2012 and 2011, and the useful lives assigned to each asset.

	As of December 31, 2012
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(119,900)	$—	7.5
Favorable aircraft and engine leases	32,710	(32,710)	—	7(*)
Favorable aircraft maintenance contracts	18,200	(9,833)	8,367	14(*)
Frequent flyer program—customer relations	12,200	(8,372)	3,828	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(2,275)	1,385	12

Total intangible assets	$199,670	$(173,090)	$26,580

	As of December 31, 2011
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(105,228)	$14,672
Favorable aircraft and engine leases	32,710	(31,255)	1,455
Favorable aircraft maintenance contracts	18,200	(8,576)	9,624
Frequent flyer program—customer relations	12,200	(7,268)	4,932
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(1,975)	1,685

Total intangible assets	$199,670	$(154,302)	$45,368

(*)
Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy). The useful lives ranged from sixteen for a favorable aircraft lease to six for a favorable aircraft maintenance contract.

Amortization expense related to the above intangible assets was $18.8 million, $23.4 million, and $23.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts are included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010. The estimated future

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Intangible Assets (Continued)

amortization expense as of December 31, 2012 of the intangible assets subject to amortization is as follows (in thousands):

2013	$2,640
2014	2,640
2015	2,640
2016	2,052
2017	1,421
Thereafter	2,187

$13,580

6. Debt

Long-term debt (including capital lease obligations) net of unamortized discounts as of December 31, 2012 and 2011 is outlined as follows:

	2012	2011
	(in thousands)
Airbus A330-200 Aircraft Facility Agreements, fixed interest rates of 5.31% - 6.46%, quarterly principal and interest payments, payable from 2023 - 2024(1)	$246,443	$129,292
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, the remaining balance of $39.7 million due at maturity on June 2019(1)	170,701	185,730
Five year 5% unsecured convertible notes, with interest only semi-annual payments, and $86.25 million due at maturity on March 15, 2016	86,250	86,250
Secured loan, variable interest rate of 3.58% at December 31, 2012, monthly interest only payments, the remaining balance of $52.2 million due at maturity on December 2013(1)	64,748	77,318
Capital lease obligations (see Note 7)	106,672	435

Total long-term debt and capital lease obligations	$674,814	$479,025
Less unamortized discounts on debt:
Convertible note due March 2016(2)	(13,573)	(17,054)

	(13,573)	(17,054)
Less current maturities	(108,232)	(37,535)

	$553,009	$424,436

(1)
The Airbus A330-200 Aircraft Facility Agreements, Boeing 717-200 Aircraft Facility Agreements and the Secured loan borrowings are secured by aircraft.

(2)
As of December 31, 2012, the Convertible Note discount is being amortized to interest expense over the remaining term of 3.25 years.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Debt (Continued)

Convertible Notes

On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016. The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum. Interest is paid semi-annually, in arrears, on March 15 and September 15 each year.

Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company's common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes. Upon conversion, the Company will have the right, at the Company's election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met (during 2012, none of the conditions permitting conversion were met):

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

Accordingly, the Company recorded an adjustment to reduce the carrying value of the Convertible Notes by $19.5 million and recorded this amount in Shareholders' Equity. This adjustment was based on the calculated fair value of a similar debt instrument that did not have an associated equity

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Debt (Continued)

component. The annual interest rate calculated for a similar debt instrument was 11.00%. During 2012, the carrying amount of the equity component and the effective interest rate applied to the liability component remaining unchanged from 2011.

The total issuance costs for the Convertible Notes was $3.3 million, of which $2.5 million was allocated to the debt component and $0.8 million was allocated to the equity component during 2011. The issuance costs allocated to debt were capitalized and are being amortized to interest expense over the term of the Convertible Notes. The issuance costs allocated to equity were recorded as a reduction of additional paid-in-capital.

Non-cash interest expense relating to the amortization of the discount allocated to the debt component of the Convertible Notes for the years ended December 31, 2012 and 2011 was $3.5 million and $2.4 million, respectively, and interest expense over for the years ended December 31, 2012 and 2011 was $4.8 million and 3.8 million, respectively.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Debt (Continued)

as a reduction in additional paid-in-capital and the proceeds of the Warrants as an increase to additional-paid-in-capital in the Consolidated Balance Sheets, and the Company will not recognize subsequent changes in the fair value of the agreements in the consolidated financial statements.

Revolving Credit Facility

The Company has a secured Revolving Credit Facility in an amount up to $75.0 million, with a variable-interest rate of 6.25% at December 31, 2012, and maturing in December 2013. As of December 31, 2012 and 2011 the Company had no outstanding borrowing under the Revolving Credit Facility and $68.9 million and $56.9 million available, respectively, (net of various outstanding letters of credit), and is in compliance with its financial covenants under the Revolving Credit Facility.

As of December 31, 2012, the scheduled maturities of long-term debt are as follows (in thousands):

2013	100,477
2014	37,515
2015	39,435
2016	125,911
2017	41,790
Thereafter	223,013

Cash payments for interest totaled $35.2 million, $15.6 million, and $10.1 million in 2012, 2011 and 2010, respectively.

7. Leases

The Company leases aircraft, engines and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.

Aircraft

On June 27, 2011, Hawaiian terminated lease agreements and concurrently entered into a purchase agreement with the lessor covering fifteen Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines. These aircraft were previously operated by Hawaiian under four capital and eleven operating lease agreements. The purchase price for the fifteen Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements with Boeing Capital, cash payment of $25.0 million, and the non-cash application of maintenance and security deposits held by the previous lessor and current debt financier of $12.2 million. This purchase price was reduced by certain previously recorded lease valuation adjustments related to these aircraft. The Company recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840—Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases. As a result, the Company reduced the value of the fifteen Boeing 717-200 to their fair value of $135 million on its Consolidated Balance Sheets and recorded lease termination charges of $70.0 million on the

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Leases (Continued)

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

As of December 31, 2012, the Company had lease contracts for 17 of its 45 aircraft. Of the 17 lease contracts, three aircraft lease contracts were accounted for as capital leases, with the remaining 14 lease contracts accounted for as operating leases in accordance with ASC 840, Accounting for Leases. These aircraft leases have remaining lease terms ranging from approximately one to thirteen years. Under these lease agreements, the Company is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by the Company to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once the Company successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

As of December 31, 2012, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year are as follows:

	Capital Leases		Operating Leases
	Aircraft*	Other	Aircraft	Other
	(in thousands)
2013	$13,720	$102	$84,983	$4,784
2014	13,803	102	80,051	5,239
2015	13,803	102	79,445	5,204
2016	13,803	102	62,735	5,124
2017	13,803	24	62,213	4,669
Thereafter	73,347	—	194,545	23,304

	142,279	432	$563,972	$48,324

Less amounts representing interest	35,972	67

Present value of minimum capital lease payments	$106,307	$365

(*)
At December 31, 2012, the Company had three aircraft under capital leases (two Boeing 717-200 aircraft and one A330-200 aircraft) that were included in property and equipment on the Consolidated Balance Sheets

Accumulated amortization for our aircraft and other capital leases was $8.3 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively.

Rent expense was $151.0 million, $156.7 million and $146.3 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes

The significant components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current
Federal	$—	$(36,515)	$18,364
State	1,216	(5,686)	5,360

	1,216	(42,201)	23,724

Deferred
Federal	$27,936	$37,150	$(44,158)
State	3,397	6,618	(7,832)

	31,333	43,768	(51,990)

Income tax expense (benefit)	$32,549	$1,567	$(28,266)

Cash payments (refunds) for income taxes were ($16.9) million, ($21.3) million and $26.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company recorded income taxes receivable of $4.0 and $23.5 million respectively, for overpayments and net operating loss carrybacks.

The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income tax expense (benefit) computed at the statutory federal rate	$30,025	$(368)	$28,696
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	2,999	132	5,033
Nondeductible meals	910	538	436
Change in tax law—Medicare Part D Subsidy	—	—	1,341
Change in valuation allowance	—	—	(57,530)
Change in uncertain tax positions	—	(1,983)	(5,980)
Effect of change in state apportionment rates and tax rates	—	2,624	—
Settlement of prior year tax matters	—	618	—
Other	(1,385)	6	(262)

Income tax expense (benefit)	$32,549	$1,567	$(28,266)

During 2010, as a result of its continued positive earnings, as well as positive forecasted earnings in the future, and certain tax planning strategies, management concluded that it was more likely than not that the Company would realize its deferred tax assets, and therefore, the Company released its remaining valuation allowance which amounted to approximately $57.5 million.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversals of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As result of positive forecasted earnings in the future and certain tax planning strategies, management concluded that it was more likely than not that the Company will realize its deferred tax assets, and therefore, the Company has not recorded a valuation allowance as of December 31, 2012.

The components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$135,922	$120,958
Leases	5,610	6,491
Air traffic liability	10,745	9,745
Federal and state net operating loss carryforwards	75,223	39,271
Alternative minimum tax credit carryforwards	5,909	4,563
Other assets	25,814	22,466

Total deferred tax assets	$259,223	$203,494

Deferred tax liabilities:
Intangible assets	$(10,169)	$(16,429)
Plant and equipment, principally accelerated depreciation	(187,222)	(104,754)
Other liabilities	(7,781)	(7,456)

Total deferred tax liabilities	(205,172)	(128,639)

Net deferred tax asset	$54,051	$74,855

At December 31, 2012, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $5.9 million, which is available for an indefinite period, and federal and a state net operating loss carryforward of $232.0 million. The tax benefit of the net operating loss carryforwards as of December 31, 2012 is $75.2 million, substantially all of which will not begin to expire until 2031.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Income Taxes (Continued)

The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2012	2011	2010
	(in thousands)
Balance at January 1	$—	$1,983	$8,577
Increases related to prior year tax positions	—	—	686
Decreases related to prior year tax positions	—	(367)	—
Settlements with taxing authority	—	(490)	(1,133)
Effect of the expiration of statutes of limitation	—	(1,126)	(6,147)

Balance at December 31	$—	$—	$1,983

The Company records interest and penalties relating to unrecognized tax benefits in other nonoperating expense in its Consolidated Statements of Operations. Interest and penalties amounted to none, none and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recorded an offset to interest expense of none, $0.6 million and $1.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. The Company had no accrued interest and penalties at December 31, 2012 and 2011, respectively.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for tax years 2010 and beyond remain subject to examination by the Internal Revenue Service ("IRS"). The IRS commenced examination of the Company's federal income tax return for 2010 in the third quarter of 2012. As of December 31, 2012, the IRS had not proposed any adjustments to the Company's return. The IRS concluded its examination of the Company's federal income tax returns for the 2009 tax year in the third quarter of 2012. The Company is not currently under audit in any other taxing jurisdiction in which it operates and the related state and local income tax returns remain open to examination. The Company believes, however, that any potential assessment in these jurisdictions would be immaterial.

9. Employee Benefit Plans

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets as of December 31, 2012 and 2011:

	2012		2011
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligation
Benefit obligation, beginning of period	$391,287	$156,197	$347,592	$108,834
Service cost	2,723	11,152	2,833	6,342
Interest cost	18,993	8,548	19,426	6,657
Actuarial (gains) losses	26,450	11,196	38,747	37,380
Benefits paid	(17,569)	(3,188)	(17,311)	(3,016)
less: federal subsidy on benefits paid	N/A	39	N/A	—

Benefit obligation at end of year(a)	$421,884	$183,944	$391,287	$156,197

Change in plan assets
Fair value of assets, beginning of period	$214,159	$9,870	$231,824	$8,684
Actual return on plan assets	24,525	899	(11,283)	(113)
Employer contribution	17,019	4,837	10,929	4,315
Benefits paid	(17,569)	(3,188)	(17,311)	(3,016)

Fair value of assets at end of year	$238,134	$12,418	$214,159	$9,870

Funded status at December 31,	$(183,750)	$(171,526)	$(177,128)	$(146,327)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(17)	$(2,799)	$(17)	$(2,696)
Noncurrent benefit liability	(183,733)	(168,727)	(177,111)	(143,631)

	$(183,750)	$(171,526)	$(177,128)	$(146,327)

Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$108,719	$55,991	$96,195	$47,560
Prior service credit	(57)	(23)	(59)	(25)

	$108,662	$55,968	$96,136	$47,535

(a)
The accumulated pension benefit obligation as of December 31, 2012 and 2011 was $413.4 million and $381.9 million, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

The following table sets forth the net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$2,723	$11,152	$2,833	$6,342	$3,271	$5,705
Interest cost	18,993	8,548	19,426	6,657	19,338	5,607
Expected return on plan assets	(15,253)	(819)	(18,015)	(774)	(16,017)	(624)
Recognized net actuarial loss	4,653	2,717	184	278	165	40
Prior service credit	(2)	(2)	(2)	(2)	(2)	(2)

Net periodic benefit cost	$11,114	$21,596	$4,426	$12,501	$6,755	$10,726

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$17,178	$11,148	$68,045	$38,297	$(1,799)	$7,143
Amortization of actuarial loss	(4,653)	(2,717)	(184)	(278)	(165)	(40)
Amortization of prior service credit	2	2	2	2	2	2

Total recognized in other comprehensive loss	$12,527	$8,433	$67,863	$38,021	$(1,962)	$7,105

Total recognized in net periodic benefit cost and other comprehensive loss	$23,641	$30,029	$72,289	$50,522	$4,793	$17,831

The following actuarial assumptions were used to determine the net periodic benefit expense and the projected benefit obligation at December 31:

	Pension			Postretirement		Disability
	2012		2011	2012	2011	2012		2011
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
Discount rate to determine net periodic benefit expense	4.94%		5.71%	5.14%	5.81%	4.91%		5.59%
Discount rate to determine projected benefit obligation	4.10%		4.94%	4.24%	5.14%	4.06%		4.91%
Expected return on plan assets	7.30	%++	7.90%	N/A	N/A	6.90	%++	7.50%
Rate of compensation increase	Various	+	Various +	N/A	N/A	Various	+	Various +

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase which range from 1.5% to 7.50% in 2012 and 2.0% to 7.5% in 2011.

++
Expected return on plan assets used to determine the net periodic benefit expense for 2013 will be 6.55% for Pension and 6.15% for Disability.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 are $5.1 million and $3.1 million in pension benefits and other postretirement benefits, respectively. Amounts are generally amortized into accumulated other comprehensive income over the average future service to expected retirement age (exception: Salaried and IAM pension plans use average expected future lifetime of plan participants).

At December 31, 2012 and 2011, the health care cost trend rate used to determine the net periodic expense was assumed to be 9.0% and to decrease gradually to 4.75% in 2019. At December 31, 2012 and 2011, the health care cost trend rate used to determine the projected benefit obligation was assumed to be 8.0% and to decrease gradually to 4.75% in 2019 and 9.0% and to decrease gradually to 4.75% in 2019, respectively. A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost for the year ended December 31, 2012	$3,795	$(2,928)
Effect on postretirement benefit obligation at December 31, 2012	30,700	(24,408)

Plan Assets

The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from security class will not have an unduly detrimental impact on the entire portfolio. The actual allocation of our pension plan assets, target allocation of assets by category and the expected long-term rate of return by category at December 31, 2012 are as follows:

	Asset Allocation
			Expected Long-Term Rate of Return
	2012	Target
Equity securities—Domestic	36%	32%	7.53%
Equity securities—Foreign	28%	33%	7.50%
Fixed Income Securities	36%	35%	2.50%

	100%	100%

As discussed in Note 3—Fair Value Measurements, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

  Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and

  Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The table below presents the Company's pension plan and other postretirement plan investments (excluding cash) as of December 31, 2012 and 2011:

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$1,419	$1,419	$—	$—
Equity securities:
Common stock—Domestic	42,140	42,140	—	—
Common stock—Foreign	26,284	26,284	—	—
Real estate investment trusts—Domestic	4,222	—	4,222	—
Real estate investment trusts—Foreign	3,743	—	3,743	—
Preferred stock—Domestic	496	496	—	—
Preferred stock—Foreign	322	322	—	—
Other equities—Domestic	220	220	—	—
Equity Index Funds	66,388	—	66,388	—
Fixed income securities:
Government bonds—Domestic	3,960	—	3,960	—
Government bonds—Foreign	18,313	—	18,313	—
Mortgage-based securities	2,625	—	2,625	—
Corporate bonds—Domestic	7,577	—	7,577	—
Corporate bonds—Foreign	3,444	—	3,444	—
State and Local bonds	150	—	150	—
Fixed Income Fund	43,952	—	43,952	—
Common collective trust fund	2,902	—	2,902	—
Forward contracts	(6)	—	(6)	—
Insurance company pooled separate account	4,478	—	4,478	—

Total	$232,629	$70,881	$161,748	$—

Postretirement Assets:
Common collective trust fund	$12,356	$—	$12,356	$—

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$25	$25	$—	$—
Equity securities:
Common stock—Domestic	38,860	38,860	—	—
Common stock—Foreign	28,105	28,105	—	—
Real estate investment trusts—Domestic	3,450	—	3,450	—
Real estate investment trusts—Foreign	1,488	—	1,488	—
Preferred stock—Foreign	236	236	—	—
Other equities—Domestic	253	253	—	—
Other equities—Foreign	88	88	—	—
Equity Index Funds	57,148	—	57,148	—
Fixed income securities:
Government bonds—Domestic	4,848	—	4,848	—
Government bonds—Foreign	14,539	—	14,539	—
Mortgage-based securities	3,556	—	3,556	—
Corporate bonds—Domestic	6,713	—	6,713	—
Corporate bonds—Foreign	5,270	—	5,270	—
State and Local bonds	448	—	448	—
Fixed Income Fund	40,517	—	40,517	—
Common collective trust fund	2,395	—	2,395	—
Forward contracts	(85)	—	(85)	—
Insurance company pooled separate account	4,640	—	4,640	—

Total	$212,494	$67,567	$144,927	$—

Postretirement Assets:
Common collective trust fund	$9,809	$—	$9,809	$—

Common stocks, preferred stock and other equities.    These investments are valued at the closing price reported on the active market on which the individual securities are traded.

Equity.    The Company invests in the Blackrock S&P 500 Fund and Thornburg International Equity Fund. The investment objective is to obtain a reasonable rate of return while investing principally or entirely in foreign or domestic equity securities. There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

Fixed income fund.    The investment objective of the PIMCO Total Return Fund is to obtain a reasonable rate of return while principally investing in foreign or domestic bonds. There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

Insurance Company Pooled Separate Account.    The investment objective of the Insurance Company Pooled Separate Account is to invest in short-term cash equivalent securities to provide a high current income consistent with the preservation of principal and liquidity. The fair value of the investments in this category has been estimated using the net asset value per share.

Common collective trust (CCT).    The Company invests in the Short Term Investment fund, the Balanced Profile fund and the Conservative Profile fund. The investment objective of the Short Term Investment Fund is to obtain a reasonable rate of return while investing, principally or entirely, in foreign or domestic bonds, debentures, mortgages, equipment or other trust certificates, notes obligations issued by or guaranteed by the United States Government or its agencies, bank certificates of deposit, bankers' acceptances and repurchase agreements, high grade commercial paper and other instruments with money market characteristics with a fixed or variable interest rate. The Balanced Profile Fund is designed for participating trusts that seek substantial capital growth, place modest emphasis on short-term stability, have long-term investment objectives, and accept short-term volatility in the value of the fund's portfolio. The Conservative Profile is designed for participating trusts that place modest emphasis on capital growth, place moderate emphasis on short-term stability, have intermediate-to-long-term investment objectives, and accept moderate short-term volatility in the value of the fund's portfolio. There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

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

Cash equivalents.    The fund's objective is to seek a high level of current income while maintaining both capital and liquidity. The carrying amount of the fund is equivalent to its fair value due to the short-term nature of the fund.

The Company made contributions of $19.4 million and $12.9 million in 2012 and 2011, respectively, to its defined benefit pension plans and disability plan. Based on current legislation and current assumptions, the minimum required contribution that the Company is required to make to Hawaiian's defined benefit pension plans and disability plan during 2013 is $14.7 million. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, for the years ended December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2013	$18,515	$3,872	$(49)
2014	19,922	4,407	(57)
2015	21,195	4,860	(66)
2016	22,387	5,443	(73)
2017	23,707	6,046	(85)
2018 - 2021	132,139	41,541	(620)

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Employee Benefit Plans (Continued)

Defined Contribution Plans

The Company also sponsors separate defined contribution plans (401(k)) for its pilots, flight attendants and ground and salaried personnel. Depending upon the employee group, employer contributions consist of matching contributions based on percentages ranging from 2% to 5.04% for employer contributions and 0% to 5% for matching contributions (excludes pilots which are awarded based on target benefit contributions) of eligible earnings or participant contributions depending on the terms of each plan. Contributions to the Company's defined contribution plans were $21.3 million, $18.5 million, and $16.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

10. Capital Stock and Share-based Compensation

Common Stock

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

No dividends were paid by the Company during the years ended December 31, 2012, 2011 and 2010. Provisions in certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

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

Share-Based Compensation

The Company has a stock compensation plan for its and its subsidiaries' officers, other employees, contractors, consultants and non-employee directors. Total share-based compensation expense recognized by the Company under ASC 718 was $3.4 million, $4.3 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, $4.6 million of share-based compensation expense related to unvested stock options and other awards (inclusive of $0.3 million for stock options and other awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.3 years.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Capital Stock and Share-based Compensation (Continued)

Performance and Market-Based Stock Awards

During 2012, the Company granted performance-based and market-based awards covering 507,817 shares of Company Common Stock (the Target Award) with a maximum payout of 755,175 shares of Common Stock (the Maximum Award) to employees pursuant to the Company's 2005 Stock Incentive Plan. These awards vest over a period of three years. The Company valued the performance-based awards using grant date fair values equal to the Company's share price on the measurement date and the market-based awards using a lattice model.

The following table summarizes information about performance and market-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2011	734,563	$6.34
Granted during the period	507,817	6.00
Vested during the period	(139,845)	6.96
Forfeited during the period	(32,646)	6.73

Non-vested at December 31, 2012	1,069,889	$6.09

Time-Based Stock Awards

During 2012, the Company awarded 350,300 time-based stock awards to employees and non-employee directors, pursuant to the Company's 2005 Stock Incentive Plan. These awards vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date.

The following table summarizes information about outstanding time-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2011	546,543	$6.11
Granted during the period	350,300	6.07
Vested during the period	(289,966)	5.86
Forfeited during the period	(58,595)	6.41

Non-vested at December 31, 2012	548,282	$6.19

11. Commitments and Contingent Liabilities

Commitments

As of December 31, 2012, the Company had capital commitments consisting of firm aircraft orders for thirteen wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft and four Rolls Royce spare engines scheduled for delivery through 2020. The Company has purchase rights for an additional three A330-200 aircraft and six A350XWB-800 aircraft and can utilize these rights subject to

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingent Liabilities (Continued)

production availability. In January 2013, the Company signed a memorandum of understanding for the purchase of 16 new Airbus A321neo aircraft for delivery between 2017 and 2020, with rights to purchase an additional nine aircraft (excluded from the table below). The Company plans to execute a purchase agreement in the first quarter of 2013.

The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the next five years and thereafter are detailed below as of the date of this Report:

	Capital	Operating	Total Commited Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
2013	$452,047	$39,312	$491,359	$312,000	$179,359
2014	431,094	30,575	461,669	—	461,669
2015	242,943	30,872	273,815	—	273,815
2016	80,451	31,813	112,264	—	112,264
2017	265,363	32,081	297,444	—	297,444
Thereafter	457,050	232,430	689,480	—	689,480

*
See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Airbus A330-200 Facility Agreement Commitments

Hawaiian has commitments for two separate secured loan agreements, entered into during the second half of 2012, totaling $132 million to finance a portion of the capital commitments for two upcoming Airbus A330-200 aircraft deliveries in the first half of 2013. These loan agreements have a term of ten years with quarterly principal and interest payments. One of the loan agreements will bear interest under a variable-rate with a $7 million balloon payment due at maturity, and the other will bear interest under a fixed-rate with a $10 million balloon payment due at maturity.

The anticipated future principal payments and commitment fees for these facility agreements, not included in the table above, is approximately $8.8 million in 2013, $10.8 million in 2014, $11.0 million in 2015, $11.3 million in 2016, $11.6 million in 2017 and $80.4 million thereafter.

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

The anticipated future payments for these leases, not included in the table above, is approximately $15.3 million for 2013, $18.4 million in 2014, $18.4 million in 2015, $18.4 million in 2016, $18.4 million in 2017 and $131.6 million thereafter.

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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $5.0 million at December 31, 2012 and $30.9 million at December 31, 2011. There were no amounts subject to this holdback at December 31, 2012. As of December 31, 2011, the holdback was 25% of the applicable credit card air traffic liability.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Geographic Information

The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawaii. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's chief operating decision maker allocates operational resources to maximize the Company's consolidated financial results.

Revenues from other lines of business are below the quantitative threshold for segment reporting and consist of revenues from Hawaiian Gifts, LLC. The difference between the financial information of the Company's one reportable segment and financial information included in the accompanying consolidated statements of operations as a result of this entity is not significant.

The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$1,378,498	$1,272,196	$1,177,474
Pacific	583,855	378,263	132,619

Total operating revenue	$1,962,353	$1,650,459	$1,310,093

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

debt agreements. Following is the condensed financial information of Hawaiian Holdings, Inc., presented on a parent company only basis, for the years ended December 31, 2012, 2011 and 2010:

Condensed Statements of Operations
Years ended December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Operating expenses	$4,712	$4,467	$4,098

Operating loss	(4,712)	(4,467)	(4,098)
Nonoperating income (loss)	(8,216)	(6,081)	98

Loss before undistributed earnings of Hawaiian Airlines, Inc.	(12,928)	(10,548)	(4,000)
Undistributed net income of Hawaiian Airlines, Inc. and subsidiaries	66,165	7,899	114,255

Net income (loss)	$53,237	$(2,649)	$110,255

Condensed Balance Sheets
December 31, 2012 and 2011

	December 31,
	2012	2011
	(in thousands)
ASSETS
Current Assets:
Cash	$83,626	$97,219
Other	32	48

Total	83,658	97,267

Investment in Hawaiian Airlines, Inc., and subsidiaries	242,290	149,406
Due from Hawaiian Airlines, Inc	14,936	44,383
Deferred tax assets, net	302	302
Other noncurrent assets	1,695	2,211

Total assets	$342,881	$293,569

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$292	$202
Other	1,310	1,295

Total	1,602	1,497

Long-term debt	72,677	69,196
Shareholders' equity	268,602	222,876

Total liabilities and shareholders' equity	$342,881	$293,569

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Parent Company Only Financial Information (Continued)

Condensed Statements of Cash Flows
Years ended December 31, 2012, 2011 and 2010

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Operating Activities:
Net income (loss)	$53,237	$(2,649)	$110,255
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net income of Hawaiian Airlines, Inc. and Subsidiaries	(66,165)	(7,899)	(114,255)
Other operating activities, net	4,102	4,026	(48)

Net cash used in operating activities	(8,826)	(6,522)	(4,048)
Investing Activities:
Net payments from Hawaiian Airlines	28,745	8,244	4,507

Net cash provided by investing activities	28,745	8,244	4,507

Financing Activities:
Long-term borrowings	—	86,250	—
Debt issuance costs	—	(3,390)	—
Proceeds from exercise of stock options	1,488	226	1,477
Proceeds from issuance of warrants	—	11,948	—
Treasury stock repurchase	—	—	(9,998)
Purchase of call options related to convertible debt	—	(19,504)	—
Investment in Subsidiary	(35,000)	—	—

Net cash (used in) provided by financing activities	(33,512)	75,530	(8,521)

Net (decrease) increase in cash	(13,593)	77,252	(8,062)
Cash—Beginning of Period	97,219	19,967	28,029

Cash—End of period	$83,626	$97,219	$19,967

Long-Term Debt

During 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016. In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions (the Convertible Note Hedges) and separate warrant transactions (the Warrants) with certain financial investors to reduce the potential dilution of the Company's common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion. The Convertible Note Hedges and Warrants are separate transactions, entered into by the Company with the financial institutions, and are not part of the Convertible Notes.

For further discussion on the Convertible Notes and Convertible Noted Hedges and Warrants, see Note 6 to the consolidated financial statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information:

Supplementary Financial Information

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2012:
Operating revenue	$435,494	$484,551	$549,322	$492,986
Operating income	12,900	29,328	74,933	12,237
Nonoperating loss	(1,041)	(23,019)	(1,130)	(18,422)
Net income (loss)	7,258	3,904	45,483	(3,408)
Net income (loss) per common stock share:
Basic	0.14	0.08	0.88	(0.07)
Diluted	0.14	0.07	0.86	(0.07)
2011:
Operating revenue	$365,609	$395,015	$455,859	$433,975
Operating income (loss)	(4,945)	(70,181)	60,947	34,462
Nonoperating income (loss)	6,431	(12,392)	(13,621)	(1,783)
Net income (loss)	855	(50,042)	25,617	20,921
Net income (loss) per common stock share:
Basic	0.02	(0.99)	0.50	0.41
Diluted	0.02	(0.99)	0.50	0.40

In the fourth quarter of 2012, the Company recorded a net frequent flyer pre-tax adjustment of $7.3 million to correct an error in the Company's accounting for its sale of mileage credits to companies participating in the Company's frequent flyer program that are deferred and recognized as passenger revenue. The correction resulted in a change in the deferral period from 19 to 22 months. The error primarily relates to prior periods and the impact of the error was not material to any prior period or the 2012 fiscal year.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2012, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on their assessment, we concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Hawaiian Holdings, Inc. and our report dated February 8, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawaii
February 8, 2013

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    Financial Statements and Financial Statement Schedules:

  (1)
  Financial Statements of Hawaiian Holdings, Inc.

  i.
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

  ii.
  Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010.

  iii.
  Consolidated Statements of Comprehensive Income (Loss), December 31, 2012, 2011 and 2010.

  iv.
  Consolidated Balance Sheets, December 31, 2012 and 2011.

  v.
  Consolidated Statements of Shareholders' Equity Years ended December 31, 2012, 2011 and 2010.

  vi.
  Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011 and 2010.

  vii.
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
10.1
Amendment No. 2 to Lease Agreement N475HA, dated September 30, 2004, between Wells Fargo Bank Northwest, National Association and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 14, 2005). Hawaiian Airlines, Inc. also entered into Amendment No. 2 to Lease Agreement N476HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N477HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N478HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N479HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N480HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N481HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N484HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N485HA, dated September 30, 2004, Amendment No. 2 to Lease Agreement N486HA, dated September 30, 2004, and Amendment No. 2 to Lease Agreement N487HA, dated September 30, 2004, between Wells Fargo Bank, Northwest, National Association and Hawaiian Airlines, Inc. The amended leases are substantially identical to Amendment No. 2 to Lease Agreement N475HA, except with respect to the aircraft information and delivery dates. Pursuant to Regulation S-K Item 601, Instruction 2, these amendments were not filed.*

10.2	Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33421 (filed as Exhibit 1.5 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33422, a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33423, and a Lease Agreement, dated as of September 20, 2001, between AWMS I and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33424, which lease agreements are substantially identical to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed).*‡
10.3
Amendment No. 1 to Lease Agreement, dated November 6, 2002, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.4 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33422, Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33423, and Amendment No. 1 to Lease Agreement, dated as of November 6, 2002, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33421, except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.4
Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.5 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 22, 2005 in redacted form since confidential treatment has been granted for certain provision thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33422, Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33423, and Amendment No. 2 to Lease Agreement, dated as of May 7, 2003, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33421, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*‡

10.5	Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, by and between AWMS I and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33421 (filed as Exhibit 10.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33422, Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33423, and Amendment No. 3 to Lease Agreement, dated as of December 15, 2006, Manufacturer's Serial Number 33424, which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33421, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.6
Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24257 (filed as Exhibit 1.4 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24258, a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 25531, and a Lease Agreement, dated as of July 16, 2001, between International Lease Finance Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 24259, which lease agreements are substantially identical to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.7
Amendment No. 1 to Lease Agreement, dated as of August 2003, between International Lease Finance Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 24257 (filed as Exhibit 10.6 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24258, Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 25531, and Amendment No. 1 to Lease Agreement, dated as of August 2003, Manufacturer's Serial Number 24259, which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 24257, except with respect to aircraft information, delivery date and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*‡

10.8	Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33426 (filed as Exhibit 1.6 to the Form 10-Q filed by Hawaiian Airlines, Inc. on November 14, 2001, in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33427, a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33428, and a Lease Agreement, dated as of September 20, 2001, between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc. for one Boeing Model 767-33AER aircraft, Manufacturer's Serial Number 33429, which lease agreements are substantially identical to Lease Agreement 33426, except with respect to aircraft information, delivery date and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.9
Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.7 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer's Serial Number 33427 (originally 33467) and Amendment No. 1 to Lease Agreement, dated as of October 24, 2002, Manufacturer's Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 1 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery dates, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.10
Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.8 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 22, 2005 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. has also entered into Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33427 (originally 33467) and Amendment No. 2 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 2 to Lease Agreement 33466, except with respect to aircraft information, delivery dates and certain other information as to which the Company has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*

10.11	Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, by and between BCC Equipment Leasing Corporation and Hawaiian Airlines, Inc., Manufacturer's Serial Number 33466 (originally 33426) (filed as Exhibit 10.9 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 14, 2005). Hawaiian Airlines, Inc. has also entered into Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33427 (originally 33467) and Amendment No. 3 to Lease Agreement, dated as of September 30, 2004, Manufacturer's Serial Number 33428 (originally 33468), which amended lease agreements are substantially identical to Amendment No. 3 to Lease Agreement 33466 (originally 33426), except with respect to aircraft information and delivery date, and pursuant to Regulation S-K Item 601, Instruction 2, these amended lease agreements were not filed.*
10.12	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+
10.13
Form of Hawaiian Holdings, Inc. Restricted Stock Agreement for certain employees and executive officers (filed as Exhibit 10.15 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+
10.13.1
Form of Hawaiian Holdings, Inc. Restricted Stock Unit Award Agreement for certain employees and executive officers (filed as Exhibit 10.15.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011).*+
10.13.2
Form of Hawaiian Holdings, Inc. Performance-Based Restricted Stock Unit Award Agreement for certain employees and executive officers (filed as Exhibit 10.15.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011).*+
10.14
Form of Hawaiian Holdings, Inc. Deferred Stock Unit Agreement for certain employees and executive officers (filed as Exhibit 10.16 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+
10.15	Form of Hawaiian Holdings, Inc. Award Agreement for directors (filed as Exhibit 10.17 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+
10.16	Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on July 14, 2005).*+
10.17	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 6, 2006.*+
10.18
Employment Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 1, 2010).*+
10.18.1
Amended and Restated Mark B. Dunkerley Employment Agreement, dated as of November 15, 2012, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on November 21, 2012).*+
10.18.2
Type A Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 1, 2010).*+
10.18.3
Type A Restricted Stock Unit Award Agreement, dated as of November 15, 2012, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on November 21, 2012).*+

10.18.4	Type B Restricted Stock Award Agreement, dated as of May 25, 2010, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 1, 2010).*+
10.18.5
Type B Restricted Stock Unit Award Agreement, dated as of November 15, 2012, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on November 21, 2012).*+
10.19	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*+
10.19.1
First Amendment to Employment Agreement, dated as of November 2008, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.23 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*+
10.19.2
Second Amendment to Employment Agreement, dated as of April 6, 2009, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+
10.20	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 9, 2007).*+
10.20.1
First Amendment to Employment Agreement, dated as of April 6, 2009, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+
10.21	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers (filed as Exhibit 10.25 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011).*+
10.22
Form of Executive Severance Agreement entered into with each of Scott E. Topping (November 12, 2012), Ronald Anderson-Lehman (November 7, 2012), Barbara D. Falvey (November 7, 2012), Charles R. Nardello (November 7, 2012), Glenn G. Taniguchi (November 19, 2012) and Hoyt H. Zia (November 7, 2012) (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 25, 2012).*+
10.23
Amended and Restated Credit Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.26 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.23.1
Amendment Number Two to Amended and Restated Credit Agreement, dated as of March 16, 2011, entered into by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto ("the Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2011).*
10.23.2
Amendment Number Three to Amended and Restated Credit Agreement, Waiver and Extension, dated as of June 28, 2011, entered into by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011).*

10.23.3	Amendment Number Four to Amended and Restated Credit Agreement and Amendment Number One to Amended and Restated Security Agreement, dated as of October 13, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.26.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012).*
10.23.4
Amendment Number Five to Amended and Restated Credit Agreement and Waiver and Amendment Number Two to Amended and Restated Security Agreement, dated as of July 9, 2012, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012).*
10.23.5
Amendment Number Six to Amended and Restated Credit Agreement, dated as of January 31, 2013, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders.
10.24
Amended and Restated General Continuing Guaranty, dated as of December 10, 2010, by Hawaiian Holdings, Inc. in favor of Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.27 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.25
Amended and Restated Security Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., those additional entities party thereto from time to time and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.28 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.26
Amended and Restated Engine and Spare Parts Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.29 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.27
Consolidated, Supplemented, Amended and Restated Aircraft Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.30 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.28	Waiver, Extension, and Amendment under Credit Agreement, dated as of January 24, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.31 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.29
Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 7, 2005).*
10.30
Warrant, dated November 17, 2005, granted to RC Aviation, LLC (and subsequently distributed to its members) to purchase the Common Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.44 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.31
Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing 767-332 aircraft bearing manufacturer's serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.32
Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer's serial number 23276 and FAA registration number N117DL (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
10.33
Purchase Agreement, dated as of December 21, 2006, by and between AWMS I, a Delaware statutory trust, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-300ER aircraft bearing manufacturer's serial number 28139 (filed as Exhibit 10.48 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007). Hawaiian Airlines, Inc. also entered into purchase agreements with AWMS I relating to the purchase of two Boeing 767-300ER aircraft bearing manufacturer's serial numbers 28140 and 28141, which purchase agreements are substantially identical to the purchase agreement related to the aircraft bearing manufacturer's serial number 28139, except with respect to the aircraft information, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements were not filed.*
10.34
Loan Agreement No. 28139, dated as of December 21, 2006, by and among Hawaiian Airlines, Inc., C.I.T. Leasing Corporation and such other lenders as may from time to time be party thereto. Hawaiian Airlines, Inc. also entered into Loan Agreement No. 28140 and Loan Agreement No. 28141 (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007), which loan agreements are substantially identical to Loan Agreement No. 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these loan agreements were not filed.*
10.35
Security Agreement No. 28139, dated as of December 21, 2006, by and between Hawaiian Airlines, Inc. and C.I.T. Leasing Corporation (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007). Hawaiian Airlines, Inc. also entered into Security Agreement 28140 and Security Agreement 28141, which security agreements are substantially identical to Security Agreement 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these security agreements were not filed.*

10.36	Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.36.1
Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.36.2
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*
10.36.3
Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡.
10.36.4
Amendment No. 4 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.36.5
Amendment No. 5 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.4 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.36.6
Amendment No. 6 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.36.7
Amendment No. 7 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.36.8
Amended and Restated Letter Agreement No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.37	Lease Agreement N483HA, dated as of August 29, 2008, between Wells Fargo Bank Northwest, National Association, and Hawaiian Airlines, Inc. for one Boeing 717-200 aircraft (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N489HA, dated October 9, 2008, with Wells Fargo Bank Northwest, National Association, a Lease Agreement N490HA, dated December 1, 2008, with Wells Fargo Bank Northwest, National Association, and a Lease Agreement N488HA, dated December 22, 2008, with Wells Fargo Bank Northwest, National Association, each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N483HA, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.38
Lease Agreement (Aircraft No. 2), dated as of October 21, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (the "Pegasus Lease Agreement") (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (Aircraft No. 2). Hawaiian Airlines, Inc. also entered into a Lease Agreement (Aircraft No. 1), dated as of October 21, 2008, with Pegasus Aviation Finance Company relating to the lease of a second Airbus A330-220 aircraft, the terms of which are substantially identical to the terms contained in the Pegasus Lease Agreement, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this lease agreement was not filed.*‡
10.39
General Terms Agreement, dated as of October 27, 2008, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B engines (the "Rolls-Royce Agreement") (filed as Exhibit 10.47 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement was not filed.*‡
10.39.1
Amendment #1 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.10 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.39.2
Amendment #2 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.11 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.39.3	Amendment #3 to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.48.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.40
Amendment #1 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.12 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on July 21, 2011).*‡
10.40.1
Amendment #2 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.49.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.41
Aircraft Lease Agreement, dated as of October 31, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (filed as Exhibit 10.48 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.42
Amendment No. 1 to Lease Agreement (Aircraft No. 2), dated as of November 10, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.43
Amendment Number One to Aircraft Lease Agreement, dated as of November 10, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.44
Complete Fleet Services Agreement, dated as of December 14, 2009, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*
10.45
Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.46
Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.47
Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*

10.48	Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.49
Additional Call Option Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.50
Additional Call Option Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.51
Additional Warrants Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.52
Additional Warrants Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.53
Loan Agreement [1217], dated as of April 6, 2011, by and among Hawaiian Airlines, Inc.; Natixis as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen-Thüringen Girozentrale, KfW IPEX-Bank GmbH and Natixis Transport Finance, as joint lead arrangers; and any additional lenders from time to time party thereto (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Loan Agreement [1295], dated as of June 29, 2011 by and among Landesbank Hessen-Thüringen Girozentrale, as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen-Thüringen Girozentrale, KfW IPEX-Bank GmbH and Natixis Transport Finance, as lenders; and any additional lenders from time to time party thereto, which loan agreement is substantially identical to Loan Agreement [1217], except with respect to total principal amount and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this loan agreement was not filed.*‡
10.54
Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, National Association, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.55	Facility Agreement [Hawaiian 717-200 [55001]], dated as of June 27, 2011 by and between Hawaiian Airlines, Inc. and Boeing Capital Loan Corporation (filed as Exhibit 10.3 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Facility Agreement [Hawaiian 717-200 [55002]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55118]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55121]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55122]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55123]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55124]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55125]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55126]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55128]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55129]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55130]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55131]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55132]], dated as of June 27, 2011; and Facility Agreement [Hawaiian 717-200 [55151]], dated as of June 27, 2011, which facility agreements are substantially identical to Facility Agreement 55001, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed.*‡
10.56
Lease Agreement 491HA, dated as of June 28, 2011, by and between Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of a trust beneficially owned by BCC Equipment Leasing Corporation, and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Lease Agreement 492HA, dated as of June 28, 2011; and Lease Agreement 493HA, dated as of June 28, 2011, which lease agreements are substantially identical to Lease Agreement 491HA, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.57
Facility Agreement [Hawaiian A330 [1259]], dated as of June 29, 2011, by and among Hawaiian Airlines, Inc.; Bank of Utah, as security trustee; and each of Norddeutsche Landesbank Girozentrale and BNP Paribas, as loan participants (filed as Exhibit 10.6 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Facility Agreement [Hawaiian A330 [1302]], dated as of June 29, 2011, which facility agreement is substantially identical to Facility Agreement [Hawaiian A330 [1259]], except with respect to certain information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this facility agreement was not filed.*‡
10.58
Contract Services Agreement, dated as of June 29, 2011, by and between Hawaiian Airlines, Inc. and Airline Contract Maintenance and Equipment, Inc. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.59	Purchase Agreement (Aircraft No.1), dated as of October 14, 2011, by and among Wilmington Trust Company, a Delaware trust company, not in its individual capacity, but solely as Owner Trustee for the benefit of HKAC Leasing Limited, a private Irish limited company; HKAC Leasing Limited; and Hawaiian Airlines, Inc., a Delaware corporation (filed as Exhibit 10.68 to Form 10-K/A filed by Hawaiian Holdings, Inc. on May 30, 2012 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Purchase Agreement (Aircraft No. 2) dated as of October 14, 2011 and Purchase Agreement (Aircraft No. 3) dated as of October 14, 2011, the terms of which are substantially identical to the terms of Purchase Agreement (Aircraft No 1), except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. had requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements were not filed.*‡
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2012, 2011, 2010, 2009, and 2008.
14.1	Code of Ethics (filed as Exhibit 14.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Previously filed; incorporated herein by reference.

‡
Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2012, 2011 and 2010

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2012	$630	185		—	(444)	(a)	$371

2011	$744	1,491		—	(1,605)	(a)	$630

2010	$693	1,541		—	(1,490)	(a)	$744

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2012	$8,824	2,388	(b)	—	(249)	(c)	$10,963

2011	$6,979	2,056	(b)	—	(211)	(c)	$8,824

2010	$5,333	1,762	(b)	—	(116)	(c)	$6,979

Valuation Allowance on Deferred Tax Assets
2012	$—	—		—	—		$—

2011	$—	—		—	—		$—

2010	$65,641	(65,641)		—	—		$—

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

HAWAIIAN HOLDINGS, INC.
February 8, 2013	By	/s/ SCOTT E. TOPPING Scott E. Topping Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 8, 2013.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ SCOTT E. TOPPING Scott E. Topping	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chair of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ TOMOYUKI MORIIZUMI Tomoyuki Moriizumi	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director
/s/ SAMSON POOMAIHEALANI Samson Poomaihealani	Director

Signature	Title

/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director
/s/ BRIAN E. BOYER Brian E. Boyer	Director
/s/ RICHARD N. ZWERN Richard N. Zwern	Director