Form 10-Q
period 2013-03-31
HAWAIIAN HOLDINGS INC
filed 2013-04-25
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 16, 2013, 51,920,647 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Operating Revenue:
Passenger	$439,939	$390,926
Other	50,815	44,568
Total	490,754	435,494

Operating Expenses:
Aircraft fuel, including taxes and oil	174,489	140,318
Wages and benefits	102,735	90,124
Aircraft rent	26,019	23,222
Maintenance materials and repairs	55,259	43,712
Aircraft and passenger servicing	29,059	21,346
Commissions and other selling	33,811	29,416
Depreciation and amortization	19,113	19,151
Other rentals and landing fees	19,147	19,748
Other	43,048	35,557
Total	502,680	422,594

Operating Income (Loss)	(11,926)	12,900

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(11,377)	(9,048)
Interest income	127	214
Capitalized interest	3,440	2,573
Gains (losses) on fuel derivatives	(6,561)	5,820
Other, net	(1,082)	(600)
Total	(15,453)	(1,041)

Income (Loss) Before Income Taxes	(27,379)	11,859

Income tax expense (benefit)	(10,234)	4,601

Net Income (Loss)	$(17,145)	$7,258

Net Income (Loss) Per Common Stock Share:
Basic	$(0.33)	$0.14
Diluted	$(0.33)	$0.14

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended, March 31,
	2013	2012
	(unaudited)
Net Income (Loss)	$(17,145)	$7,258
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax of $955 and $668 for 2013 and 2012 respectively	1,095	1,068
Net change in derivative instruments, net of tax of $618 for 2013	1,000	—
Total other comprehensive income, net	2,095	1,068
Total Comprehensive Income (Loss), net	$(15,050)	$8,326

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$438,221	$405,880
Restricted cash	5,000	5,000
Total cash, cash equivalents and restricted cash	443,221	410,880
Accounts receivable, net of allowance for doubtful accounts of $341 as of March 31, 2013 and $371 as of December 31, 2012	99,950	80,750
Spare parts and supplies, net	25,067	27,552
Deferred tax assets, net	17,675	17,675
Prepaid expenses and other	39,270	35,001
Total	625,183	571,858

Property and equipment, less accumulated depreciation and amortization of $268,227 as of March 31, 2013 and $249,495 as of December 31, 2012	1,076,396	1,068,718

Other Assets:
Long-term prepayments and other	66,172	55,629
Deferred tax assets, net	45,321	36,376
Intangible assets, net of accumulated amortization of $173,750 as of March 31, 2013 and $173,090 as of December 31, 2012	25,920	26,580
Goodwill	106,663	106,663
Total Assets	$1,945,655	$1,865,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,550	$82,084
Air traffic liability	472,008	388,646
Other accrued liabilities	74,885	74,828
Current maturities of long-term debt and capital lease obligations	105,522	108,232
Total	749,965	653,790

Long-Term Debt, less discount, and Capital Lease Obligations	542,642	553,009

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	354,939	352,460
Other liabilities and deferred credits	42,907	37,963
Total	397,846	390,423

Commitments and Contingent Liabilities

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 51,919,060 and 51,439,934 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	519	514
Capital in excess of par value	266,499	264,854
Accumulated income	100,143	117,288
Accumulated other comprehensive loss, net	(111,959)	(114,054)
Total	255,202	268,602
Total Liabilities and Shareholders’ Equity	$1,945,655	$1,865,824

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net cash provided by Operating Activities	$72,541	$119,464

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(25,800)	(102,847)
Net cash used in investing activities	(25,800)	(102,847)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	1,411	981
Long-term borrowings	—	66,000
Repayments of long-term debt and capital lease obligations	(13,993)	(9,748)
Debt issuance costs	(1,818)	(1,945)
Net cash provided by (used in) financing activities	(14,400)	55,288

Net increase in cash and cash equivalents	32,341	71,905

Cash and cash equivalents - Beginning of Period	405,880	304,115

Cash and cash equivalents - End of Period	$438,221	$376,020

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors, common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s current Report on Form 8-K filed on March 14, 2013.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Bureau (FASB) issued Accounting Standards Update 2011-11, Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). ASU 2011-11 requires entities to disclose both gross and net information about instruments and transactions eligible for offset on the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  Also, this standard requires the disclosure of collateral received and posted with counterparties in connection with master netting agreements or similar agreements.  This amendment is effective for fiscal years and interim periods beginning on or after January 1, 2013 and should be applied retrospectively. The Company has adopted this standard in the quarter ended March 31, 2013 and reflected the required disclosures within the notes to the unaudited Consolidated Financial Statements.

In January 2013, the FASB issued Accounting Standards Update 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01).  ASU 2013-01 further clarifies ASU 2011-11, narrowing the scope of derivative instruments, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions, eligible for offset under ASC 210 and ASC 815.  This amendment is effective for fiscal years and interim periods beginning on or after January 1, 2013 and should be applied retrospectively. The Company has adopted this standard in the quarter ended March 31, 2013 and reflected the required disclosures within the notes to the unaudited Consolidated Financial Statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02).  ASU 2013-02 requires entities to present current period reclassifications out of accumulated other comprehensive income and separately report the effect of significant reclassifications out of current period other comprehensive income by component, either on the face of the statement where net income is presented or in the notes.  This amendment is effective for fiscal years and interim periods beginning after December 15, 2012 and should be applied prospectively. The Company has adopted this standard in the quarter ended March 31, 2013 and reflected the required disclosures within the notes to the unaudited Consolidated Financial Statements.

2. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes amortization of defined benefit pension items and changes in the fair value of our interest rate derivatives and foreign currency derivatives, which qualify for hedge accounting under ASC 815.  Reclassifications out of accumulated other comprehensive income (loss) by component is as follows:

	Amount reclassified from	Affected line items in the
Details about accumulated other comprehensive	accumulated other	statement where net income
loss components	comprehensive loss	is presented
(in thousands)

Derivatives designated as hedging instruments under ASC 815

Foreign currency derivative gains	$267	Passenger revenue
	267	Total before tax
	(106)	Tax expense
	161	Total net of tax
Amortization of defined benefit pension items
Actuarial loss	(2,051)	Wages and benefits
Prior service credit	1	Wages and benefits
	(2,050)	Total before tax
	811	Tax benefit
	$(1,239)	Total net of tax

Total reclassifications for the period	$(1,078)

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2013 is as follows:

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension
	Derivatives	Derivatives	Items	Total
	(in thousands)
Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income (loss) before reclassifications net of tax expense of $868	(888)	2,049	(144)	1,017
Amounts reclassified from accumulated other comprehensive income (loss), net of tax expense of $705	—	(161)	1,239	1,078
Net current-period other comprehensive income (loss)	(888)	1,888	1,095	2,095
Ending balance	$(888)	$1,888	$(112,959)	$(111,959)

3. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income or loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)
Numerator:

Net Income (Loss)	$(17,145)	$7,258

Denominator:

Weighted average common stock shares outstanding - Basic	51,665	51,005
Assumed exercise of equity awards	—	1,298
Weighted average common stock shares outstanding - Diluted	51,665	52,303

Net Income (Loss) per common share:

Basic	$(0.33)	$0.14
Diluted	$(0.33)	$0.14

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Stock options	825	93
Deferred stock	112	—
Restricted stock	1,740	775
Convertible notes (1)	10,943	10,943
Warrants	10,943	10,943

(1)         The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

4.  Fair Value Measurements

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$308,921	$308,921	$—	$—
Fuel derivative contracts:
Crude oil call options	9,547	—	9,547	—
Foreign currency derivatives	2,786	—	2,786	—
Total assets measured at fair value	$321,254	$308,921	$12,333	$—

Fuel derivative contracts:
Crude oil put options	$138	$—	$138	$—
Interest rate derivatives	1,435	—	1,435	—
Total liabilities measured at fair value	$1,573	$—	$1,573	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents:
Money market securities	$304,159	$304,159	$—	$—
Fuel derivative contracts:
Crude oil call options	13,094	—	13,094	—
Total assets measured at fair value	$317,253	$304,159	$13,094	$—

Fuel derivative contracts:
Crude oil put options	$397	$—	$397	$—
Total liabilities measured at fair value	$397	$—	$397	$—

Cash equivalents.  The Company’s cash equivalents consist of money market securities and are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of Brent crude oil call options and collars (a combination of purchased call options and sold put options of crude oil) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves and measures of volatility among others.

Interest rate derivatives.  The Company’s interest rate derivatives consist of interest rate swaps and are valued based primarily on data available or derived from public markets.

Foreign currency derivatives. The Company’s foreign currency derivatives consist of Japanese Yen and Australian Dollar forward contracts and are valued based primarily on data available or derived from public markets.

The fair value of the Company’s debt (excluding obligations under capital leases) with a carrying value of $543.3 million and $554.6 million at March 31, 2013 and December 31, 2012, respectively, was approximately $555.6 million ($78.9 million as Level 2 and $476.7  million as Level 3 in the fair value hierarchy) and $547.9 million ($81.1 million as Level 2 and $466.8 million as Level 3 in the fair value hierarchy).  The Company’s fair value estimates were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, restricted cash, other receivables and accounts payable approximate their fair value due to their short-term nature.

5.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices, interest rates and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments.  During the three months ended March 31, 2013, the Company primarily used Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil).  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment.  As a result, changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount and location of realized and unrealized gains and losses that were recognized during the three months ended March 31, 2013 and 2012, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three Months Ended March 31,
Fuel derivative contracts	2013	2012
	(in thousands)
Gains (losses) on fuel derivatives recorded in Nonoperating income (expense):
Mark-to-fair value gains (losses) on undesignated fuel hedges:
Realized gains (losses):
Losses realized at settlement	$(2,696)	$(854)
Reversal of prior period unrealized amounts	2,796	1,755
Unrealized gains (losses) on contracts that will settle in future periods	(6,661)	4,919
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$(6,561)	$5,820

Interest Rate Risk Management

The Company is exposed to market risk from adverse changes in interest rates associated with our long-term debt obligations.  Market risk associated with our fixed and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

During the quarter ended March 31, 2013, the Company entered into interest rate swap agreements to hedge interest rate risk inherent in debt agreements used to finance upcoming aircraft deliveries in the first half of 2013.

These interest rate swap agreements are designated as cash flow hedges under ASC 815.  The effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period in which interest is accrued.  The effective portion of the interest rate swaps represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in nonoperating income (expense).

The Company did not record any ineffectiveness during the quarter ended March 31, 2013.  The Company believes that its derivative contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk.  The Company has not reclassified any gains or losses from AOCI to interest expense for the quarter ended March 31, 2013.  The net loss expected to be reclassified over the next 12 months from AOCI is not material based on the values at March 31, 2013.

Foreign Currency Exchange Rate Risk Management

The Company is subject to foreign currency exchange rate risk due to revenues and expenses denominated in foreign currencies, with the primary exposures being the Japanese Yen and Australian Dollar.  To manage exchange rate risk, the Company executes both its international revenue and expense transactions in the same foreign currency to the extent practicable.

In addition, during the quarter ended March 31, 2013, the Company entered into foreign currency forward contracts, designated as cash flow hedges under ASC 815, to further manage the effects of fluctuating exchange rates.  The effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period in which the related sales are recognized in passenger revenue.  The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in nonoperating income (expense).

During the quarter ended March 31, 2013, the Company did not record any ineffectiveness on its foreign currency forward contracts.  The Company believes that its derivative contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk.  The Company has reclassified gains from AOCI to passenger revenue of $0.3 million in the quarter ended March 31, 2013. The Company expects to reclassify a net gain of approximately $3.0 million into earnings over the next 12 months from AOCI based on the values at March 31, 2013.

The following table summarizes the accounting treatment of our derivative contracts:

Classification of Unrealized Gains (Losses)
Accounting Designation	Derivative Type	Classification of Gains and Losses	Effective Portion	Ineffective Portion
Not designated as hedges	Fuel hedge contracts	Gains (losses) on fuel derivatives	Change in fair value of hedge is recorded in nonoperating income (expense)
Designated as cash flow hedges	Interest rate contracts	Interest expense and amortization of debt discounts and issuance costs	AOCI	Nonoperating income (expense)
Designated as cash flow hedges	Foreign currency exchange contracts	Passenger revenue	AOCI	Nonoperating income (expense)

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.  The tables also present the net derivative position recorded in the unaudited Consolidated Balance Sheets.

Hedge position as of March 31, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Hedge derivatives, net
		(in thousands)			(in thousands)

Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$65,000 U.S. dollars	June 2013	$—	$(257)	$(257)
Interest rate derivative	Other accrued liabilities	$67,000 U.S. dollars	April 2023	—	(157)	(157)
	Other liabilities and deferred credits (1)			—	(1,021)	(1,021)
Foreign currency derivatives	Prepaid expenses and other	8,425,083 Japanese Yen	March 2014	3,058	(272)	2,786
		53,488 Australian Dollars	April 2014

Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	117,054 gallons	March 2014	7,199	(41)	7,158
Fuel derivative contracts	Long-term prepayments and other	26,250 gallons	December 2014	2,348	(97)	2,251

(1)	Represents the noncurrent portion of the $67 million interest rate derivative with final maturity in April 2023.

Hedge position as of December 31, 2012

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Hedge derivatives, net
		(in thousands)			(in thousands)

Derivatives not designated as hedges

Fuel derivative contracts	Prepaid expenses and other	126,924 gallons	June 2014	13,094	(397)	12,697

The following table reflects the impact of cash flow hedges and its location within the unaudited Consolidated Balance Sheets during the three months ended March 31, 2013 and 2012, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

Derivatives in ASC 815 Cash Flow	Effective portion recognized in other comprehensive loss		Effective portion reclassified from accumulated other comprehensive loss to Earnings (1)		Ineffective portion recognized in other (expense) income
Hedging Relationships	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2012

Interest rate derivatives	$(1,435)	$—	$—	$—	$—	$—
Foreign currency derivatives	3,053	—	267	—	—	—

Risk and Collateral

The financial derivative instruments expose the Company to possible credit loss in the event the counterparties to the agreements fail to meet their obligations.  However, the Company has not experienced any significant credit losses by its counterparties due to nonperformance in the past.  To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) periodically monitors the market position and credit rating of each counterparty.  The Company is also subject to market risk in the event these financial instruments become less valuable in the market.  However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  Based on the fair value of our financial derivative agreements, our counterparties may require us to post collateral when the price of the underlying financial derivative decreases.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  The Company had no collateral posted with counterparties as of March 31, 2013 and December 31, 2012.

6.  Debt

As of March 31, 2013, the scheduled maturities of long-term debt over the next five years and thereafter were as follows (in thousands):

Remaining months in 2013	88,318
2014	37,515
2015	39,435
2016	125,911
2017	41,790
Thereafter	223,013

7.  Leases

The Company leases aircraft, engines and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, training centers, and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.

In the first quarter of 2013, the Company took delivery of an Airbus A330-200 aircraft under an operating lease with a lease term of 12 years with an option to extend an additional two years.

As of March 31, 2013, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)

Remaining months in 2013	$10,351	$76	$69,170	$3,667
2014	13,803	102	88,398	5,055
2015	13,803	102	87,792	5,080
2016	13,803	102	71,082	5,140
2017	13,803	24	70,560	4,684
Thereafter	73,347	—	253,671	23,321
	138,910	406	$640,673	$46,947
Less amounts representing interest	34,418	59
Present value of minimum capital lease payments	$104,492	$347

(*)                                 At March 31, 2013, the Company had three aircraft under capital leases (two Boeing 717-200 aircraft and one A330-200 aircraft) that were included in property and equipment on the unaudited Consolidated Balance Sheets.

8. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans for the three months ended March 31, 2013 and 2012 included the following:

	Three Months Ended March 31,
Components of Net Period Benefit Cost	2013	2012
	(in thousands)

Service cost	$3,602	$3,324
Interest cost	6,300	6,855
Expected return on plan assets	(4,066)	(4,013)
Recognized net actuarial loss	2,050	1,737
Net periodic benefit cost	$7,886	$7,903

The Company made contributions of $2.8 million to its defined benefit and other postretirement plans during the three months ended March 31, 2013, and expects to make additional minimum required contributions of $12.0 million during the remainder of 2013.

9. Commitments and Contingent Liabilities

Commitments

As of March 31, 2013, the Company had capital commitments consisting of firm aircraft and engine orders for 12 wide-body Airbus A330-200 aircraft, six Airbus A350XWB-800 aircraft, 16 narrow-body Airbus A321neo aircraft and four Rolls Royce spare engines (two for its A330-200 aircraft and two for its A350XWB-800 aircraft) scheduled for delivery through 2020. The Company has purchase rights for an additional three A330-200 aircraft, six A350XWB-800 aircraft, and nine A321neo aircraft and can utilize these rights subject to production availability.

During April 2013, the Company executed a purchase agreement for two Pratt and Whitney spare engines (for its A321neo aircraft), and has purchase options for two additional spare engines.

The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimates.  The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries during the remainder of 2013 and the next four years and thereafter are detailed below:

	Capital		Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2013	$357,770	*	$29,484	$387,254	$222,000	$165,254
2014	429,058		30,575	459,633	—	459,633
2015	246,264		30,872	277,136	—	277,136
2016	147,824		31,813	179,637	—	179,637
2017	493,824		32,081	525,905	—	525,905
Thereafter	1,105,696		232,430	1,338,126	—	1,338,126

*                                         See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Airbus A330-200 Facility Agreement Commitments

Hawaiian has commitments for two separate secured loan agreements entered into during the second half of 2012, totaling $132 million to finance a portion of the capital commitments for two upcoming Airbus A330-200 aircraft deliveries during the quarter ended June 2013 (one A330-200 aircraft with committed financings of $67 million was delivered in April 2013).  Both the gross capital commitment for the cost of the aircraft and the committed financings are shown in the table above.  These loan agreements have a term of ten years with quarterly principal and interest payments.  One of the loan agreements will bear interest under a variable-rate with a $7 million balloon payment due at maturity, and the other will bear interest under a fixed-rate with a $10 million balloon payment due at maturity.

The anticipated future principal payments and commitment fees for this facility agreement, not included in the table above or in the debt maturities table in Note 6, are approximately $8.2 million for the remaining months in 2013, $10.8 million in 2014, $11.0 million in 2015, $11.3 million in 2016, $11.6 million in 2017 and $80.4 million thereafter.

Purchase Aircraft Lease Financing Agreement

In April 2013, Hawaiian took delivery, assigned its purchase of and simultaneously entered into a lease agreement for an Airbus A330-200 aircraft, with total committed lease financing of $90 million.  Both the gross capital commitment for the cost of the aircraft and the committed financing are shown in the table above.  The lease agreement has an initial lease term of 12 years with the option to extend an additional two years. Rent under the lease is payable monthly at a fixed rate determined at delivery of the aircraft.  The Company will determine whether this lease will be classified as a capital or operating lease during the three months ended June 30, 2013.

The anticipated future minimum payments for this lease, not included in the table above or in the future minimum rental payments table in Note 7, are $6.9 million for the remaining months in 2013 and approximately $9.2 million in 2014, $9.2 million in 2015, $9.2 million in 2016, $9.2 million in 2017 and $66.6 million thereafter.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at March 31, 2013 and December 31, 2012.

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

10. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because under a registration statement on Form S-3 that was declared effective on April 18, 2013, Hawaiian Airlines, Inc. (Hawaiian or Subsidiary Issuer / Guarantor), a wholly owned subsidiary of Hawaiian Holdings, Inc. (the Company or Parent Issuer / Guarantor), may fully and unconditionally guarantee any securities issued by Hawaiian Holdings, Inc. under the registration statement, and Hawaiian Holdings, Inc. will fully and unconditionally guarantee any securities issued by Hawaiian Airlines, Inc. under the registration statement.

Also, in accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to report condensed financial information as a result of restrictions in Hawaiian’s debt agreements.  The Company’s condensed consolidating financial information satisfies this requirement.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Balance Sheets

March 31, 2013

	March 31, 2013
	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,149	$335,521	$17,551	$—	$438,221
Restricted cash	—	5,000	—	—	5,000
Accounts receivable, net	2,001	98,055	16	(122)	99,950
Spare parts and supplies, net	—	25,067	—	—	25,067
Deferred tax assets, net	704	16,971	—	—	17,675
Prepaid expeness and other	12	39,226	32	—	39,270
Total	87,866	519,840	17,599	(122)	625,183
Property and equipment:	—	1,325,768	18,855	—	1,344,623
Less accumulated depreciation and amortization	—	(268,227)	—	—	(268,227)
Property and equipment, net	—	1,057,541	18,855	—	1,076,396
Long-term prepayments and other	1,564	64,608	—	—	66,172
Deferred tax assets, net	9,418	35,903	—	—	45,321
Goodwill and other intangible assets, net	—	132,583	—	—	132,583
Intercompany receivable	29,268	—	—	(29,268)	—
Investment in consolidated subsidiaries	201,520	—	—	(201,520)	—
TOTAL ASSETS	$329,636	$1,810,475	$36,454	$(230,910)	$1,945,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623	$96,915	$134	$(122)	$97,550
Air traffic liability	—	470,743	1,265	—	472,008
Other accrued liabilities	218	74,667	—	—	74,885
Current maturities of long-term debt and capital lease obligations	—	105,522	—	—	105,522
Total	841	747,847	1,399	(122)	749,965
Long-term debt, less discount, and capital lease obligations	73,593	469,049	—	—	542,642
Intercompany payable	—	29,268	—	(29,268)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	354,939	—	—	354,939
Other liabilities and deferred credits	—	42,907	—	—	42,907
Total	—	397,846	—	—	397,846
Shareholders’ Equity	255,202	166,465	35,055	(201,520)	255,202
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$329,636	$1,810,475	$36,454	$(230,910)	$1,945,655

Condensed Consolidating Balance Sheets

December 31, 2012

	December 31, 2012
	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,626	$303,967	$18,287	$—	$405,880
Restricted cash	—	5,000	—	—	5,000
Accounts receivable, net	2,032	78,949	13	(244)	80,750
Spare parts and supplies, net	—	27,552	—	—	27,552
Deferred tax assets, net	704	16,971	—	—	17,675
Prepaid expenses and other	—	35,001	—	—	35,001
Total	86,362	467,440	18,300	(244)	571,858
Property and equipment at cost	—	1,299,757	18,456	—	1,318,213
Less accumulated depreciation and amortization	—	(249,495)	—	—	(249,495)
Property and equipment, net	—	1,050,262	18,456	—	1,068,718
Long-term prepayments and other	1,695	53,934	—	—	55,629
Deferred tax assets, net	8,439	27,937	—	—	36,376
Goodwill and other intangible assets, net	—	133,243	—	—	133,243
Intercompany receivable	33,110	—	—	(33,110)	—
Investment in consolidated subsidiaries	213,275	—	—	(213,275)	—
TOTAL ASSETS	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292	$81,758	$278	$(244)	$82,084
Air traffic liability	—	386,677	1,969	—	388,646
Other accrued liabilities	1,310	73,518	—	—	74,828
Current maturities of long-term debt and capital lease obligations	—	108,232	—	—	108,232
Total	1,602	650,185	2,247	(244)	653,790
Long-term debt, less discount, and capital lease obligations	72,677	480,332	—	—	553,009
Intercompany payable	—	33,110	—	(33,110)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	352,460	—	—	352,460
Other liabilities and deferred credits	—	37,963	—	—	37,963
Total	—	390,423	—	—	390,423
Shareholders’ equity	268,602	178,766	34,509	(213,275)	268,602
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

The Company reduced the Parent Issuer / Guarantor’s Investment in consolidated subsidiaries and Shareholders’ equity by $29,015 (in thousands) as of December 31, 2012 to correctly classify the Parent Issuer / Guarantor’s Investment in consolidated subsidiaries (the same accounts will be reduced by $24,239 (in thousands) as of December 31, 2011).

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2013

	Three months ended March 31, 2013
	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$490,248	$615	$(109)	$490,754
Operating Expenses:
Aircraft fuel, including taxes and oil	—	174,489	—	—	174,489
Wages and benefits	—	102,735	—	—	102,735
Aircraft rent	—	26,019	—	—	26,019
Maintenance materials and repairs	—	55,259	—	—	55,259
Aircraft and passenger servicing	—	29,059	—	—	29,059
Commissions and other selling	—	33,827	—	(16)	33,811
Depreciation and amortization	—	19,113	—	—	19,113
Other rentals and landing fees	—	19,147	—	—	19,147
Other	1,268	41,804	69	(93)	43,048
Total	1,268	501,452	69	(109)	502,680
Operating Income (Loss)	(1,268)	(11,204)	546	—	(11,926)
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	(14,782)	—	—	14,782	—
Interest expense and amortization of debt discounts and issuance costs	(2,110)	(9,267)	—	—	(11,377)
Interest income	36	91	—	—	127
Capitalized interest	—	3,440	—	—	3,440
Losses on fuel derivatives	—	(6,561)	—	—	(6,561)
Other, net	—	(1,082)	—	—	(1,082)
Total	(16,856)	(13,379)	—	14,782	(15,453)
Income (Loss) Before Income Taxes	(18,124)	(24,583)	546	14,782	(27,379)
Income tax expense (benefit)	(979)	(9,255)	—	—	(10,234)
Net Income (Loss)	$(17,145)	$(15,328)	$546	$14,782	$(17,145)

Comprehensive Income (Loss)	$(15,050)	$(13,233)	$546	$12,687	$(15,050)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012

	Three months ended March 31, 2012
	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$435,556	$13	$(75)	$435,494
Operating Expenses:
Aircraft fuel, including taxes and oil	—	140,318	—	—	140,318
Wages and benefits	—	90,124	—	—	90,124
Aircraft rent	—	23,222	—	—	23,222
Maintenance materials and repairs	—	43,712	—	—	43,712
Aircraft and passenger servicing	—	21,346	—	—	21,346
Commissions and other selling	—	29,430	—	(14)	29,416
Depreciation and amortization	—	19,151	—	—	19,151
Other rentals and landing fees	—	19,748	—	—	19,748
Other	1,260	34,332	26	(61)	35,557
Total	1,260	421,383	26	(75)	422,594
Operating Income (Loss)	(1,260)	14,173	(13)	—	12,900
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	9,377	—	—	(9,377)	—
Interest expense and amortization of debt discounts and issuance costs	(2,036)	(7,012)	—	—	(9,048)
Interest income	29	185	—	—	214
Capitalized interest	—	2,573	—	—	2,573
Gains on fuel derivatives	—	5,820	—	—	5,820
Other, net	—	(600)	—	—	(600)
Total	7,370	966	—	(9,377)	(1,041)
Income (Loss) Before Income Taxes	6,110	15,139	(13)	(9,377)	11,859
Income tax expense (benefit)	(1,148)	5,749	—	—	4,601
Net Income (Loss)	$7,258	$9,390	$(13)	$(9,377)	$7,258

Comprehensive Income (Loss)	$8,326	$10,458	$(13)	$(10,445)	$8,326

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

	Three months ended March 31, 2013
	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(3,055)	$75,933	$(337)	$—	$72,541
Cash Flows From Investing Activities:
Net payments from subsidiaries	3,167	—	—	(3,167)	—
Additions to property and equipment, including pre-delivery deposits	—	(25,401)	(399)	—	(25,800)
Net cash provided by (used in) investing activities	3,167	(25,401)	(399)	(3,167)	(25,800)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,411	—	—	—	1,411
Long-term borrowings	—	—	—	—	—
Repayments of long-term debt and capital lease obligations	—	(13,993)	—	—	(13,993)
Debt issuance costs	—	(1,818)	—	—	(1,818)
Net payments to parent company	—	(3,167)	—	3,167	—
Other	—	—	—	—	—
Net cash provided by (used in) financing activities	1,411	(18,978)	—	3,167	(14,400)
Net increase (decrease) in cash and cash equivalents	1,523	31,554	(736)	—	32,341
Cash and cash equivalents - Beginning of Year	83,626	303,967	18,287	—	405,880
Cash and cash equivalents - End of Year	$85,149	$335,521	$17,551	$—	$438,221

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

	Three months ended March 31, 2012
	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(3,178)	$122,781	$(139)	$—	$119,464
Cash Flows From Investing Activities:
Net payments from subsidiaries	4,377	—	—	(4,377)	—
Additions to property and equipment, including pre-delivery deposits	—	(102,847)	—	—	(102,847)
Net cash provided by (used in) investing activities	4,377	(102,847)	—	(4,377)	(102,847)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	981	—	—	—	981
Long-term borrowings	—	66,000	—	—	66,000
Repayments of long-term debt and capital lease obligations	—	(9,748)	—	—	(9,748)
Debt issuance costs	—	(1,945)	—	—	(1,945)
Net payments to parent company	—	(4,377)	—	4,377	—
Net cash provided by financing activities	981	49,930	—	4,377	55,288
Net increase (decrease) in cash and cash equivalents	2,180	69,864	(139)	—	71,905
Cash and cash equivalents - Beginning of Year	97,219	205,656	1,240	—	304,115
Cash and cash equivalents - End of Year	$99,399	$275,520	$1,101	$—	$376,020

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to an Amended and Restated Credit Agreement (Credit Agreement), dated as of December 10, 2010, that provides for a Revolving Credit Facility.  See further discussion of the Revolving Credit Facility at Note 6 — Debt to the Consolidated Financial Statements included in our current report on Form 8-K filed on March 14, 2013.  The Credit Agreement provides that, subject to certain exceptions, neither Hawaiian nor any other subsidiary of the Company will make any distribution or other payment on account of, or declare or pay any dividend on, or purchase, acquire, redeem or retire any stock issued by Hawaiian or any other subsidiary of the Company. The exceptions include (i) distributions by Hawaiian to the Company for the purpose of allowing the Company to pay federal and state income and franchise taxes, (ii) distributions by Hawaiian to the Company to pay customary costs and expenses of operating a publicly traded company in an aggregate amount in any year not to exceed $10.0 million, and (iii) so long as no event of default has occurred and is continuing or would result therefrom, distributions by Hawaiian to the Company for the purpose of making regularly scheduled interest payments on specified indebtedness of the Company.  In addition, the Credit Agreement restricts the ability of Hawaiian and the other subsidiaries of the Company from making loans or advances to the Company.  The net assets of Hawaiian restricted under the Credit Agreement, defined as shareholders’ equity, totaled $166.5 million for the three months ended March 31, 2013 and $178.8 million for the year ended December 31, 2012.

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Debt described in Note 6 — Debt to our Consolidated Financial Statements included in our current report on Form 8-K filed on March 14, 2013.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding areas of strategic focus, statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; statements related to the impact of our low-cost structure on funding our growth strategy and market opportunities; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding the implementation, effective date and costs of compliance with regulations promulgated by the FAA and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the increase in frequency on existing routes; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, the risks set out in the “Risk Factors” section of this Quarterly Report on Form 10-Q.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Hawaiian Holdings, Inc. (the “Company,” “Holdings,” “we,” “us” and “our”) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”).  Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawai‘i and became the Company’s indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization in June 2005.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, we operate various charter flights.  We are the largest airline headquartered in the State of Hawai‘i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of December 31, 2012, the latest available data.

As of March 31, 2013, Hawaiian had 4,962 active employees.

General information about us is available at http://www.hawaiianairlines.com/about.  Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

First Quarter Review

First Quarter Financial Highlights

•                  Passenger revenue increased 12.5% to $439.9 million from the prior-year period.

•                  Operating cost per available seat mile (CASM) decreased 5.7% from the prior-year period, and CASM excluding fuel decreased 7.9% from the prior-year period.

•                  Unrestricted cash and cash equivalents increased 8.0% from December 31, 2012.

First Quarter Business Highlights

Operational

•                 Ranked #1 nationally for the ninth consecutive year for on-time performance in 2012 and the month of February 2013 by the U.S. Department of Transportation Air Travel Consumer Report.

•                  Unveiled branding and livery for our new Neighbor Island turboprop operations as “‘Ohana by Hawaiian” for service to begin in the summer between Honolulu and Moloka‘i and Lana‘i.

Fleet

•                 Added one new Airbus A330-200 aircraft in February for North America and International service.

•                 Executed a purchase agreement with Airbus for 16 new A321neo aircraft for delivery between 2017 and 2020, with purchase rights for an additional nine aircraft.  The long-range, single-aisle aircraft will complement Hawaiian’s existing fleet of twin-aisle aircraft used for long-haul flying between Hawai‘i and the U.S. West Coast.

New routes and increased frequencies

•                 Honolulu to Auckland, New Zealand three-times-weekly service launched in March 2013.

•                 Announced Honolulu to Sendai, Japan three-times-weekly service beginning in June 2013.

•                  Announced Honolulu to Taipei, Taiwan three-times-weekly service beginning in July 2013.

•                  Announced the addition of seasonal frequency flights between Honolulu and three Oceania gateways, Sydney, Brisbane and Auckland in September and October 2013.

•                 Announced three-times-weekly-service between Honolulu and Beijing, China beginning in April 2014 pending government approval.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses and our reconciliation of non-GAAP measures.

In March 2013, we executed a purchase agreement to acquire 16 Airbus A321neo aircraft with scheduled delivery from 2017 to 2020.  These fuel efficient, long-range, single-aisle aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying between Hawai‘i and the U.S. West Coast.  In addition, during April 2013, we executed a purchase agreement for two Pratt and Whitney spare engines (for our Airbus A321neo aircraft) for expected delivery in 2017 and 2018, with the option to purchase an additional two engines.  Pratt and Whitney will also provide off-wing engine maintenance for the Airbus A321neo aircraft.

During the three months ended March 31, 2013, we continued to focus on our International expansion with the launch of our non-stop flight to Auckland, New Zealand with three-times-weekly service initiated in March 2013.  We are currently the only U.S. carrier serving this city.  Further, we announced three-times-weekly service from Honolulu to Sendai, Japan to begin in June 2013, reflecting our fifth destination to Japan since 2010, and in April 2013 announced three-times-weekly service from Honolulu to Beijing, China to begin in April 2014 (subject to government approval), reflecting our first destination to China.

In February 2013, we announced the branding of our turboprop operations as “‘Ohana by Hawaiian” for our new Neighbor Island service between Honolulu and the islands of Moloka‘i and Lana‘i, expected to begin during the summer season of 2013.

The table below summarizes our total fleet as of March 31, 2012 and 2013, and expected fleet as of June 30, 2013 (based on existing agreements):

	March 31, 2012			March 31, 2013			June 30, 2013
Aircraft Type	Leased (5)	Owned	Total	Leased (5)	Owned	Total	Leased (5)	Owned	Total
A330-200(1)(2)	3	3	6	6	4	10	7	6	13
767-300ER (3)	9	7	16	9	7	16	8	7	15
717-200	3	15	18	3	15	18	3	15	18
ATR42 (4)	—	—	—	—	2	2	—	2	2
Total	15	25	40	18	28	46	18	30	48

(1)                   Hawaiian took delivery of a leased A330-200 aircraft in February 2013.

(2)                   Hawaiian took delivery of one leased A330-200 aircraft and one owned A330-200 aircraft in April 2013, and will take delivery of one owned A330-200 in June 2013.

(3)                   The decrease in the number of leased 767-300ER aircraft from the quarter ended March 31, 2013 to the quarter ended June 30, 2013 is due to the planned return of a leased aircraft at the end of its lease term.

(4)                   Hawaiian took delivery of two owned ATR42 turboprop aircraft during the fourth quarter of 2012, with service expected to initiate on our new Neighbor Island routes operated under “‘Ohana by Hawaiian” during the summer season of 2013.

(5)                   Leased aircraft include both aircraft under capital and operating leases.  See Note 7 for further discussion of our aircraft leases.

Results of Operations

For the three months ended March 31, 2013, we recorded a net loss of $17.1 million or $0.33 per diluted share, compared to net income of $7.3 million, or $0.14 per diluted share, in the prior-year period.  Our current period results reflect the impact of seasonal volatility, where we typically experience lower demand for travel to Hawai‘i during the first three months of the calendar year, combined with excess capacity due to increased competition on certain of our North America and International routes.  Our positive prior-period results reflected higher unit revenues (passenger revenue per available seat mile) and higher passenger yield, reflecting the impact of expanding our International routes to Japan and Korea, and increasing frequencies on our Australia route.

Adjusted (non-GAAP) results and per-share amounts

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

•                  We believe it is the basis by which we are evaluated by industry analysts and investors;

•                  Our results excluding these items are often used in management and board of directors decision making analysis;

•                  It is useful to monitor performance without these items as it improves a reader’s ability to compare our results to other airlines; and

•                  It is consistent with how we present information in our quarterly earnings press releases.

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts for the quarter ended March 31, 2013 and 2012 (in thousands unless otherwise indicated).

	Three months ended March 31,
	2013		2012
	Net loss	Diluted net loss per share	Net income	Diluted net income per share
As reported - GAAP	$(17,145)	$(0.33)	$7,258	$0.14
Less: unrealized (losses) gains on fuel derivative contracts, net of tax	(2,319)	(0.04)	4,005	0.08
Reflecting economic fuel expense	$(14,826)	$(0.29)	$3,253	$0.06

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2013		2012
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,397		2,218
Revenue passenger miles (RPM)	3,205,482		2,630,287
Available seat miles (ASM)	3,960,295		3,139,965
Passenger revenue per RPM (Yield)	13.72	¢	14.86	¢
Passenger load factor (RPM/ASM)	80.9%		83.8%
Passenger revenue per ASM (PRASM)	11.11	¢	12.45	¢

Total Operations:
Revenue passengers flown	2,399		2,219
RPM	3,210,632		2,631,442
ASM	3,965,778		3,141,341
Operating revenue per ASM (RASM)	12.37	¢	13.86	¢
Operating cost per ASM (CASM)	12.68	¢	13.45	¢
CASM excluding aircraft fuel (b)	8.28	¢	8.99	¢
Aircraft fuel expense per ASM (a)	4.40	¢	4.46	¢
Revenue block hours operated (actual)	38,867		33,083
Gallons of jet fuel consumed	53,935		43,125
Average cost per gallon of jet fuel (actual) (a)	$3.24		$3.25

(a)                   Includes applicable taxes and fees.

(b)                   Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs.

Operating Revenue

Operating revenue was $490.8 million for the three months ended March 31, 2013, a 12.7% increase over operating revenue of $435.5 million for the prior-year period, driven primarily by an increase in passenger revenue, which was primarily due to the expansion of our international services.

Passenger Revenue

For the three months ended March 31, 2013, passenger revenue increased $49.0 million or 12.5%, as compared to the prior-year period, due to increased capacity that was partially offset by decreased yield and load factor as we faced increased competition on certain of our North America and International routes, which led to a decreased load factor and lower average fares in certain portions of our network.  Details of these changes are described in the table below:

	Change in	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

North America	$11.3	(5.8)%	12.9%	13.0%
Neighbor Island	2.7	(2.1)	4.7	(1.8)
International	35.0	(9.6)	47.0	59.7
Total scheduled	$49.0	(7.7)%	21.9%	26.1%

North America — North America revenue increased by $11.3 million, or 6.3%, for the three months ended March 31, 2013, as compared to the prior-year period, due to increased capacity, partially offset by decreased yield.  The increase in capacity was primarily due to the commencement of new routes that initiated subsequent to March 31, 2012, which reflect non-stop daily service from Honolulu to New York City, New York (launched in June 2012), and a third daily year-round flight from Honolulu to Los Angeles, California (launched in June 2012).  We experienced a decrease in yield due to an increase in price discounting related to the increase in overall industry capacity on our existing routes and the effect of an increase in average trip length.

Neighbor Island — Neighbor Island revenue increased by $2.7 million, or 2.6%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to an increased load factor, partially offset by decreased yield.  Increased load factor was the result of schedule changes initiated during the fourth quarter of 2012 to decrease capacity on these routes, combined with an increase in overall traffic (RPMs).  We experienced a slight decrease in yield primarily due to decreased average fares on these routes, partially offset by the increase in RPMs and load factor. Our prior-period results reflect capacity increases provided by three Boeing 717-200 aircraft which entered the fleet in December 2011 and January 2012.

International — International revenue increased by $35.0 million, or 32.8%, for the three months ended March 31, 2013, as compared to the prior-year period, due to increased capacity, partially offset by decreased load factor and yield.  The increase in capacity was primarily due to the commencement of new routes that initiated subsequent to March 31, 2012, which reflect non-stop daily routes from Honolulu to Fukuoka, Japan (launched in April 2012), three-times weekly service to Sapporo, Japan, Brisbane, Australia (launched in November 2012), and Auckland, New Zealand (launched in March 2013), and the increase in our Seoul, Korea service to daily from four times per week (launched in August 2012).  We experienced a decrease in load factor and yield as we faced increased competition on our Japanese routes combined with the weakening of the Japanese Yen, resulting in a decrease in average fares from the prior-year period.

Other Operating Revenue

Other operating revenue increased by $6.2 million, or 14.0%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to increased cargo revenue due to the additional cargo capacity provided by the Airbus A330-200 aircraft and the expansion of our network, and increased charter and incidental revenue.

Operating Expense

Operating expenses were $502.7 million and $422.6 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  Increases (decreases) in operating expenses for the three months ended March 31, 2013 as compared to the prior-year period is detailed below:

	Changes in operating expenses for the
	three months ended March 31, 2013
	as compared to the three months
	ended March 31, 2012
	$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and oil	$34,171	24.4%
Wages and benefits	12,611	14.0
Aircraft rent	2,797	12.0
Maintenance materials and repairs	11,547	26.4
Aircraft and passenger servicing	7,713	36.1
Commissions and other selling	4,395	14.9
Depreciation and amortization	(38)	(0.2)
Other rentals and landing fees	(601)	(3.0)
Other	7,491	21.1
Total	$80,086	19.0%

Our operations have expanded by approximately 26.2% (measured in ASMs) during the three months ended March 31, 2013, as compared to the prior-year period, primarily due to the addition of four Airbus A330-200 aircraft since March 31, 2012.  Our expansion includes the addition of new North America and International routes since March 31, 2012.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling, and other expenses (which primarily consists of purchased services, personnel expenses and professional and technical fees).

We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased in the three months ended March 31, 2013 as compared to the prior-year period, due to an increase in fuel gallons consumed driven primarily by the additional aircraft that entered the fleet subsequent to March 31, 2012 (four additional Airbus A330-200 aircraft), and partially offset by a decrease in fuel price as illustrated in the following table:

	Three months ended March 31,
	2013	2012	Change
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	53,935	43,125	25.1%
Fuel price price per gallon, including taxes and delivery	$3.24	$3.25	(0.3)%
Aircraft fuel expense	$174,489	$140,318	24.4%

During the three months ended March 31, 2013 and March 31, 2012, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  We recorded a loss on fuel derivatives of $6.6 million for the three months ended March 31, 2013, compared to a gain of $5.8 million for the three months ended March 31, 2012.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period inclusive of costs related to hedging premiums.  Economic fuel expense for the three months ended March 31, 2013 and March 31, 2012 is calculated as follows:

	Three Months Ended March 31,
	2013	2012	Change
	(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and oil	$174,489	$140,318	24.4%
Realized (gains) losses on settlement of fuel derivative contracts	2,696	854	215.7%
Economic fuel expense	$177,185	$141,172	25.5%
Gallons of jet fuel consumed	53,935	43,125	25.1%
Economic fuel costs per gallon	$3.29	$3.27	0.6%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $12.6 million, or 14.0%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to an increase in the number of employees as we continue to expand our operations with additional aircraft and new routes.

We expect wages and benefits expense to increase in future periods as we continue to add additional employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense increased by $2.8 million, or 12.0%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to the addition of two aircraft under operating leases (one A330 aircraft in May 2012 and one A330 aircraft in February 2013).

We expect rent expense to increase in future periods as we expand our fleet if we add aircraft under operating leases.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $11.5 million, or 26.4%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to increased power-by-the-hour (PBH) expenses for the additional Airbus A330-200 aircraft in our fleet and increases in heavy maintenance expense on our Boeing 767-200 and Boeing 717-200 aircraft.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional Airbus aircraft into revenue service, and as a result of price escalations imposed in certain of our PBH contracts.

Aircraft and passenger servicing

Aircraft and passenger servicing expenses increased by $7.7 million, or 36.1%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to volume-related increases as well as increased service costs on our International routes.

We expect aircraft and passenger servicing expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and other selling

Commissions and other selling expenses increased by $4.4 million, or 14.9%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to increases in volume-related selling expenses, which include increased travel agency commissions and increases in the volume of tickets purchased through credit cards and global distribution systems.

We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Depreciation and Amortization

Depreciation and amortization expense decreased by 0.2% for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to our frequent flyer marketing relationship intangible asset which was fully amortized as of December 31, 2012, which was offset by the increase in the number of owned aircraft (two A330-200 aircraft) and aircraft under a capital lease (one A330-200 aircraft) since March 31, 2012.

We expect depreciation and amortization expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Other rentals and landing fees

Other rentals and landing fees expense decreased by $0.6 million, or 3.0%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to decreased rental and landing fee rates at our Honolulu station, partially offset by the addition of new routes since March 31, 2012.

We expect expenses for other rentals and landing fees to increase in future periods as we continue to add additional routes and increase frequency on our existing routes.

Other expense

Other expense increased by $7.5 million, or 21.1%, for the three months ended March 31, 2013, as compared to the prior-year period, primarily due to increased personnel-related expenses, and increased expenses incurred on services outsourced to third-party vendors resulting from our continued expansion.

We expect other expenses to increase in future periods as we continue to expand our operations.

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel for the three months ended March 31, 2013 and 2012. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, for the three months ended March 31, 2013 and 2012 are summarized in the table below:

	Three months ended March 31,
	2013		2012

GAAP operating expenses	$502,680		$422,594
Less: aircraft fuel, including taxes and oil	174,489		140,318
Adjusted operating expenses - excluding aircraft fuel	$328,191		$282,276

Available Seat Miles	3,965,778		3,141,341

CASM - GAAP	12.68	¢	13.45	¢
Less: aircraft fuel	4.40		4.46
CASM - excluding aircraft fuel	8.28	¢	8.99	¢

Nonoperating Expense

For the three months ended March 31, 2013, net nonoperating expense increased to $15.5 million, from $1.0 million in the prior-year period.  The increase in net nonoperating expense is primarily due to recognized losses on fuel derivatives during the three months ended March 31, 2013 compared to recognized gains on fuel derivatives during the prior-year period.  Further increase in net nonoperating expense is due to interest expense and amortization of debt discounts and issuance costs due to the additional financings we entered into subsequent to March 31, 2012.

Income Tax Expense (Benefit)

We had effective tax rates of 37.4% and 38.8% for the three months ended March 31, 2013 and 2012, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of March 31, 2013, we had $438.2 million in cash and cash equivalents, representing an increase of $32.3 million from December 31, 2012.  As of March 31, 2013 and December 31, 2012, our restricted cash balance, which consisted of cash held as collateral by entities that process our credit card transactions for advance ticket sales, was $5.0 million.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings.  At March 31, 2013, Hawaiian had approximately $648.2 million of debt and capital lease obligations, including approximately $105.5 million that will become due in the next 12 months.  Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of March 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility and $68.9 million available (net of various outstanding letters of credit).

Cash Flows

Net cash provided by operating activities was $72.5 million and $119.5 million for the three months ended March 31, 2013 and March 2012, respectively.  The decrease in cash provided by operating activities was primarily due to the decrease in net income (loss) from the prior-year period, and the reclassification from restricted cash to unrestricted due to the change in our credit card holdback during the quarter ended March 31, 2012, partially offset by an increase in our air traffic liability balance.

Net cash used in investing activities was $25.8 million and $102.8 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The decrease in cash used in investing activities was due to the decrease in purchases of property and equipment and pre-delivery deposits for upcoming aircraft and engine deliveries, which also reflect proceeds of $33.0 million from the refund of pre-delivery deposits in connection with the operating lease for our Airbus A333-200 aircraft delivered in February 2013.

Net cash provided by (used in) financing activities was $(14.4) million and $55.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively.  The decrease in cash provided by financing activities was primarily due to the decrease in proceeds received from debt issuances and an increase in cash repayments for debt and capital lease obligations as compared to the prior-year period.

Capital Commitments

As of March 31, 2013, we had capital commitments for aircraft and aircraft related equipment which included firm aircraft orders for 12 wide-body Airbus A330-200 aircraft for delivery between 2013 and 2015, 16 narrow-body Airbus A321neo aircraft for delivery between 2017 and 2020, six Airbus A350XWB-800 aircraft for delivery beginning in 2017, and four Rolls Royce spare engines scheduled for delivery through 2020.  In addition, Hawaiian has purchase rights for an additional three A330-200 aircraft, nine A321neo aircraft, and six A350-XWB aircraft.  During April 2013, Hawaiian executed a purchase agreement for two Pratt and Whitney spare engines (for its Airbus A321neo aircraft) for delivery in 2017 and 2018, and the option to purchase an additional two spare engines.  Committed expenditures for these aircraft, engines and related flight equipment approximates $358 million for the remainder of 2013, $429 million in 2014, $246 million in 2015, $148 million in 2016, $494 million in 2017 and $1.1 billion thereafter.

For the remainder of 2013, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $45 million to $55 million.

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

We have secured financing commitments of $222 million for a portion of the purchase price of three upcoming aircraft deliveries, with expected delivery dates in the second quarter of 2013 (two Airbus A330s with committed financings totaling $157 million was delivered in April 2013).  In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions.  See Note 9 for further detail regarding our aircraft facility and lease commitments.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of March 31, 2013, we were in compliance with these covenants.  If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million at March 31, 2013 and December 31, 2012.

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

Pension and Postemployment Benefit Plan Funding

We contributed $2.8 million to our defined benefit and other postretirement plans during the three months ended March 31, 2013, and expect to contribute an additional required minimum of $12.0 million during the remainder of 2013.  Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations are summarized in the following table:

Contractual Obligations	Total	Nine months remaining in 2013	2014 - 2015	2016 - 2017	2018 and thereafter
	(in thousands)

Debt and capital lease obligations (1)	$845,862	$122,192	$158,959	$232,329	$332,382
Operating leases—aircraft and related equipment (2)	640,673	69,170	176,190	141,642	253,671
Operating leases—non-aircraft	46,947	3,667	10,135	9,824	23,321
Purchase commitments - Capital (3)	2,780,436	357,770	675,322	641,648	1,105,696
Purchase commitments - Operating (4)	387,255	29,484	61,447	63,894	232,430
Projected employee benefit contributions (5)	40,413	12,000	28,413	—	—

Total contractual obligations	$4,741,586	$594,283	$1,110,466	$1,089,337	$1,947,500

(1)                                 Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of March 31, 2013. Amount reflects capital lease obligations for one Airbus A330-200 aircraft and two Boeing 717 aircraft.

(2)                                 Amounts reflect leases for five Airbus A330-200 aircraft, nine Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of March 31, 2013.

(3)                                 Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of 12 wide-body Airbus A330-200 aircraft, 16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, four Rolls Royce spare engines and two Pratt and Whitney spare engines. We have secured financing commitments of $222 million for a portion of the purchase price of three Airbus A330-200 aircraft deliveries, with expected delivery dates in the second quarter of 2013 (two Airbus A330s with committed financings totaling $157 million were delivered in April 2013).

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions.  For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K and current report on Form 8-K filed on March 14, 2013, respectively.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e. jet fuel prices), interest rate risk and foreign currency risk.  We have market-sensitive instruments in the form of variable-rate debt and financial derivatives used to offset Hawaiian’s exposure to jet fuel price increases, and financial hedge instruments used to hedge Hawaiian’s exposure to variable interest rate risk and foreign currency exchange risk.  The adverse effects of potential changes in these market risks are discussed below.

The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes.  Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 34.7% and 33.2% of our operating expenses for the three months ended March 31, 2013 and March 31, 2012, respectively.  Based on gallons expected to be consumed for the remainder of 2013, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.7 million.

We periodically enter into derivative financial instruments to manage our exposure to changes in the prices of jet fuel.  During 2013, we expect our fuel hedge program to primarily consist of Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil).  Call option contracts provide for a settlement in favor of the holder in the event the prices exceed a predetermined contractual level during a particular time period.  Collars provide for a settlement in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period or a settlement may be required from us in favor of our counterparty in the event that prices of the commodity fall below a predetermined contractual level (the put option strike price).

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of March 31, 2013, the fair value of these fuel derivative agreements reflected a net asset of $7.2 million that is recorded in prepaid expenses and other and a net asset of $2.3 million that is recorded in long-term prepayments and other in the unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Our future contracts and other fuel derivative agreements as of April 17, 2013 are outlined in the table below:

	Weighted Average Contract Price		Percentage of Projected Fuel Requirements Hedged	Fuel Barrels Hedged
	Cap	Floor
Second Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.12	N/A	55%	741,000
Total			55%	741,000

Third Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.95	N/A	38%	532,000
Brent Collars	$110.25	$90.00	17%	240,000
Total			55%	772,000

Fourth Quarter 2013
Crude Oil (per barrel)
Brent Call Options	$114.05	N/A	38%	523,000
Brent Collars	$108.64	$87.50	17%	240,000
Total			55%	763,000

First Quarter 2014
Crude Oil (per barrel)
Brent Call Options	$111.79	N/A	44%	618,000
Brent Collars	$116.10	$80.00	3%	45,000
Total			47%	663,000

Second Quarter 2014
Crude Oil (per barrel)
Brent Call Options	$109.63	N/A	23%	339,000
Brent Collars	$111.95	$81.38	11%	156,000
Total			34%	495,000

Third Quarter 2014
Crude Oil (per barrel)
Brent Call Options	$109.73	N/A	8%	120,000
Brent Collars	$107.28	$82.50	8%	120,000
Total			16%	240,000

We expect to continue our program of offsetting some of our future fuel consumption with a combination of futures contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.  We are exposed to credit risks in the event our crude oil counterparties fail to meet their obligations; however, we do not expect these counterparties to fail to meet their obligations.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits.  Our variable-rate debt agreements include the Revolving Credit Facility and a secured loan agreement, the terms of which are discussed in Note 6 — Debt to our Consolidated Financial Statements included in our current report on Form 8-K filed on March 14, 2013.

At March 31, 2013, we had $61.4 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.2035%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts.  Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of March 31, 2013, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2013, we had $586.8 million of fixed-rate debt including aircraft capital lease obligations, convertible notes and facility agreements for aircraft purchases.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $3.4 million as of March 31, 2013.

During the three months ended March 31, 2013 we entered into two forward starting interest rate swap agreements to hedge the variability of future interest rate payments on our secured borrowings to finance a portion of the purchase price of two Airbus A330-200 aircraft (one fixed-rate and one variable-rate debt) with expected delivery during the three months ended June 30, 2013.  In April 2013 the Company issued the variable-rate debt (secured by the A330-200 aircraft), where the variability of future interest payments are hedged by the forward starting swap.  A hypothetical 10 percent decrease in the swap rates as of March 31, 2013 will not have a material impact on our results of operations for the remainder of 2013.  These instruments are designated as cash flow hedges under ASC 815.  See Note 5 — Financial Derivative Instruments for further discussion over our interest rate swap hedges.  As of December 31, 2012, we did not have any interest rate hedges.

Foreign Currency

We generate revenues and incur expenses in foreign currencies.  Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.  Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar.  Based on expected 2013 revenues and expenses dominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $3.3 million and $10.3 million, respectively, which includes the offset of the hedges reflected below.  The variance is due to our foreign currency denominated revenues exceeding our foreign currency denominated expenses.

The aforementioned foreign currency forwards were designated as cash flow hedges under ASC 815.  As of March 31, 2013, the fair value of our foreign currency forwards reflected a net asset of $2.8 million that is recorded in prepaid expenses and other in the unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

A summary of our foreign currency forwards as of April 17, 2013 are outlined in the table below:

	Japanese Yen		Australian Dollar
Quarter of Settlement	Weighted Average Forward Contract Price	Percentage of Projected Foreign Denominated JPY Sales Hedged	Weighted Average Forward Contract Price	Percentage of Projected Foreign Denominated AUD Sales Hedged
	(In USD/JPY)		(In AUD/USD)
Second Quarter 2013	¥92.15	60%	AUD 1.03	51%
Third Quarter 2013	¥93.01	49%	AUD 1.02	34%
Fourth Quarter 2013	¥93.55	35%	AUD 1.02	21%
First Quarter 2014	¥91.81	22%	AUD 1.01	21%
Second Quarter 2014	¥97.42	20%	AUD 1.01	19%

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013 and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and results of operations are significantly impacted by general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to Hawai‘i, remains unpredictable. Deterioration in demand may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, resulting in a negative impact to our operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.

Our results and operations are heavily impacted by the price and availability of jet fuel. Fuel costs represented 34.5%, 31.5%, and 26.5% of Hawaiian’s operating expenses for the years ended December 31, 2012, 2011 and 2010, respectively and 34.7% of Hawaiian’s operating expenses for the three months ended March 31, 2013. As of December 31, 2012 and March 31, 2013, approximately 58% of our fuel was based on Singapore jet fuel prices, 35% was based on U.S. West Coast jet fuel prices and 7% on other jet fuel prices. As of March 31, 2013, Singapore jet fuel prices were $2.91 per gallon and U.S. West Coast jet fuel prices were $3.08 per gallon. Based on gallons expected to be consumed for the remainder of 2013, for every one cent change in the cost per gallon of jet fuel, Hawaiian’s annual fuel expense increases or decreases by approximately $1.7 million. The cost and availability of jet fuel remain volatile and are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will increase our fares or other fees to sufficiently offset increased fuel prices.

We enter into derivative agreements to protect against fuel price risk to provide an offset against rising fuel costs. These derivative instruments have not been designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. There is no assurance that such agreements will protect us against price volatility during unfavorable market conditions which may also expose us to counterparty credit risk. Also, if fuel prices fall significantly below the levels in existence at the time we enter into our hedging contracts, we may be required to post a significant amount of cash collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and adversely affect our liquidity.

Our business is highly dependent on tourism to, from and amongst the Hawaiian Islands and our financial results could suffer if there is a downturn in tourism levels.

Our principal base of operations is in Hawai‘i and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and amongst the Hawaiian Islands. Hawai‘i tourism levels are affected by, among other things, the political and economic climate in Hawai‘i’s main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawai‘i as a tourist destination relative to other vacation destinations and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as strikes have had a negative impact on tourism in Hawai‘i. The occurrence of natural disasters, such as earthquakes and tsunamis, in Hawai‘i or other parts of the world, could also have a material adverse effect on Hawai‘i tourism. In addition, the potential or actual occurrence of terrorist attacks, wars such as those in Afghanistan and Iraq, and the threat of other negative world events have had, and may in the future again have, a material adverse effect on Hawai‘i tourism. No assurance can be given that the level of passenger traffic to Hawai‘i will not decline in the future. A decline in the level of Hawai‘i passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is exposed to foreign currency exchange rate fluctuations.

Our business is expanding internationally with approximately 30% of our passenger revenue from our International routes. Fluctuations in foreign currencies can significantly affect our results of operations and financial condition.  To manage the effects of fluctuating exchange rates, the Company periodically enters into foreign currency forward contracts, designated as cash flow hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. There is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions which may also expose us to counterparty credit risk.

LIQUIDITY RISKS

See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our liquidity.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we intend to obtain additional debt or lease financing for our upcoming aircraft deliveries. Additionally, we will face specific funding requirements upon the expiration of indebtedness related to the purchase of three previously leased Boeing 767-300 aircraft at the end of 2013 and with respect to our obligation under purchase agreements with Airbus to acquire wide-body A330-200 aircraft, A350XWB (Extra Wide Body) -800 aircraft and A321 narrow-body aircraft with expected delivery dates through 2020. Global credit market conditions remain unsettled, affecting the availability of financing and increasing the cost of financing that can be acquired. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonably terms, our business and financial condition will be adversely affected.

Our substantial debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

At December 31, 2012, our total debt, less debt discount, was $554.6 million, of which $489.8 million was fixed-rate debt. At March 31, 2013, our total debt, less debt discount, was $543.3 million, of which $481.9 million was fixed-rate debt. Our fixed-rate debt primarily consists of facility agreements for our aircraft purchases. Our substantial debt obligations may adversely affect our ability to incur additional debt in the future on acceptable terms or at all, which will impact our ability to fund our working capital, capital expenditures, acquisitions or other general purpose needs.

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

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company. These agreements also require us to meet certain financial covenants. If we breach any of these covenants it could result in a default under these facilities, which could cause our outstanding obligations under these facilities to accelerate and become due and payable immediately, and could also cause us to default under our other debt or lease obligations and lead to an acceleration of the obligations related to such other debt or lease obligations. The existence of such a default could also preclude us from borrowing funds under our credit facilities. Our ability to comply with the provisions of financing agreements can be affected by events beyond our control and a default under any such financing agreements if not cured or waived, could have a material adverse effect on us. In the event our debt is accelerated, we may not have sufficient liquidity to repay these obligations or to refinance our debt obligations, resulting in a material adverse effect on us.

We could be required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million at December 31, 2012 and at March 31, 2013. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse effect on us.

Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.

We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots’ disability benefits. Two of the pension plans were frozen effective October 1, 1993, and our collective bargaining agreement with our pilots provides that pension benefit accruals for certain pilots were frozen effective January 1, 2008. Nevertheless, our unfunded pension and disability obligation was $193.3 million as of December 31, 2012. We made contributions of $19.4 million and $12.9 million for 2012 and 2011, respectively. We made contributions of $2.8 million during the three months ended March 31, 2013, and anticipate funding $12.0 million (minimum required contribution) to the defined benefit pension and disability plans during the remainder of 2013. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as the number and demographic data of qualified retiring employees, asset returns, interest rates and changes in pension laws. These factors, along with the impact of results that can vary significantly from estimates, may significantly impact our funding requirements and have an adverse effect on our financial condition.

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

Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets, including competition from low-cost carriers (LCC). Allegiant Airlines, a LCC, launched flights from the West Coast to Hawai‘i in 2012 and Southwest Airlines has taken further steps to enable the carrier to provide service to Hawai‘i in the future, but has yet to formally announce the service. Furthermore, large network carriers have significantly reduced their costs and adjusted their routes to compete with LCCs in their existing markets by diverting resources to long-haul markets such as Hawai‘i, where LCC competition has been less severe. As a result, network carriers have reduced their costs of operation and increased capacity in the Hawai‘i market. Additional capacity to Hawai‘i, whether from network carriers or LCCs, could result in a decrease in our share of the markets in which we operate, a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Airline bankruptcy restructuring, strategic combinations or industry consolidation could have an impact on our competitive environment.

In recent years, many of our competitors have dramatically reduced operating costs through a combination of bankruptcy restructuring, industry consolidation and vendor and labor negotiations to increase market strength. Several domestic airlines were able to reduce labor costs, restructure debt and lease agreements and implement other financial improvements through the bankruptcy process. In addition, certain of our competitors have merged to create larger and more financially sound airlines. Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and operating structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot assure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these other airlines.

The concentration of our business in Hawai‘i, and between Hawai‘i and the U.S. mainland, provides little diversification of our revenue.

Approximately 45% of our passenger revenue is generated from air transportation between the Hawaiian Islands and the U.S. mainland and within the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai‘i, or to Hawai‘i from the U.S. mainland, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

The majority of competition on our North America routes is from network carriers such as Alaska, American, Delta, United and US Airways. Network carriers have a number of competitive advantages that may enable them to offer lower fares and attract higher customer traffic levels as compared to us:

•                  Network carriers generate passenger traffic from and throughout the U.S. mainland. In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (jetBlue, Virgin America Airlines, etc.) to provide customers access to and from North America destinations currently unserved by us.

•                  Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North America market, for the most part, do not originate in Honolulu, but rather on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.

Our Neighbor Island market is affected by narrow body competition from regional carriers.

Approximately 25% of our passenger revenue is generated from our Neighbor Island routes. Our competitors on these routes include regional carriers which provide service amongst the Hawaiian Islands including service between O‘ahu, Maui, Hawai‘i, Moloka‘i, Kaua‘i and Lana‘i. Although we enjoy a competitive position on the Neighbor Island service, increased competition is possible. For example, Island Air recently announced its intent to increase capacity on travel throughout the Neighbor Island routes with lease commitments for six additional aircraft. We have also recently purchased two turboprop aircraft to expand our Neighbor Island network to areas we currently do not serve and to meet the travel demands of our passengers. However, a decline in our share of the Neighbor Island market due to increased capacity provided by our competitors could have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

Approximately 30% of our revenue is generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to offer lower fares and attract higher customer traffic levels as compared to us:

•                  Many of our domestic competitors have joined airline alliances, including SkyTeam, Star Alliance and Oneworld, none of which we participate in, which provide customers access to each participating airline’s international network, allowing for convenience and connectivity to their destinations. These alliances formed by our domestic competitors have increased in recent years. In some instances our domestic competitors have been granted antitrust exemptions to form joint venture arrangements in certain geographies further deepening their cooperation on certain routes. We currently do not participate in a world-wide airline alliance or any joint ventures, which may negatively impact our market share and operations as capacity provided by our competitors increase. To mitigate this risk, we rely on code-share agreements with partner airlines to provide customers access to international destinations currently unserved by us.

•                  Many of our foreign competitors such as Japan Airlines, All Nippon Airways, Qantas, Korean Air and Philippine Airlines, are network carriers that generate passenger traffic throughout International routes that we service. In contrast, we lack a comparable direct network to feed passengers to our International flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai‘i, but rather internationally, in these foreign markets’ home base. We also rely on our code-sharing agreements (All Nippon Airways, Korean Air, Virgin Australia, etc.) and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.

STRATEGY AND BRAND RISKS

Our failure to successfully implement our growth strategy and related cost-reduction goals could harm our business.

Our growth strategy includes initiatives to increase revenue, decrease costs, expand our existing markets and initiate service on new routes and markets that we currently do not serve in the U.S. and internationally. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, secure the required equipment and facilities in a cost-effective manner, or obtain the necessary regulatory approvals, we may not be able to successfully implement our growth strategy into new and existing markets in the U.S. and internationally, and our business and operations could be adversely affected.

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

Our customer base is broad and our business activities have significant prominence, particularly in Hawai‘i and other destinations we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations, business conduct, or other events affecting our operations could negatively affect the public image of our company and the willingness of customers to purchase services from us, which could affect our revenue and financial results.

Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant potential claims of injured passengers and others. We are required by the U.S. Department of Transportation (“DOT”) to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with the accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

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

We are dependent on The Boeing Company (“Boeing”) and Airbus S.A.S. (“Airbus”) as our primary suppliers of aircraft and aircraft-related items. As a result, we are vulnerable to any problems associated with the supply of those aircraft and parts which could result in increased parts and maintenance costs in future years.

Our agreements to purchase Airbus A330-200, A350XWB-800  and A321neo aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the transition from our existing Boeing 767-300 fleet.

As of March 31, 2013, our firm aircraft orders consisted of 12 A330-200 aircraft for delivery between 2013 and 2015, six A350XWB-800 aircraft for delivery beginning in 2017 and 16 A321neo aircraft for delivery beginning in 2017, along with purchase rights for an additional three A330-200 aircraft, six A350XWB-800 aircraft and nine A321neo aircraft. We have made substantial pre-delivery payments for the purchased aircraft and are required to continue these pre-delivery payments as well as payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and will require us to significantly increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms, or at all.

During the three months ended March 31, 2013, we executed a purchase agreement with Airbus for the purchase of 16 A321neo aircraft scheduled for delivery between 2017 and 2020, along with purchase rights for an additional nine aircraft.  This commitment will substantially increase our future capital spending requirements and level of debt in future years, and we will be required to make substantial pre-delivery payments through the delivery date of each aircraft. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms, or at all.

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

As of December 31, 2012 and March 31, 2013, we had $86.25 million aggregate principal amount of convertible notes outstanding. Upon conversion, we will have the right, at our election, to pay or deliver cash, shares of our common stock or a combination thereof. Holders may convert their convertible notes at their option at any time prior to November 15, 2015, if specific conditions are met. Holders may require us to repurchase all or a portion of the convertible notes upon a fundamental change, primarily a change in control or a termination of trading, at a cash repurchase price equal to 100% of the principal amount of the convertible notes plus accrued and unpaid interest. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders. In addition, if we elect to pay the repurchase price in cash, our liquidity could be adversely affected.

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

We receive, retain, and transmit certain personal information about our customers. In addition, our online operation at www.hawaiianairlines.com relies on the secure transmission of confidential information over public networks, including credit card information. A compromise of our physical and network security systems through a cybersecurity attack, including those of our business partners, may threaten our customers’ personal information being obtained by unauthorized persons, which could adversely affect our reputation, as well as negatively impact our business, results of operations, financial position and liquidity, and could result in the imposition of penalties or litigation against us. In addition, a cybersecurity breach could require that we expend significant additional resources related to the security of information systems which could result in a disruption of our operations.

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

Labor costs are a significant component of airline expenses and can substantially impact an airline’s results of operations. Labor and related benefit costs represented approximately 21% of our operating expenses for the year ended December 31, 2012 and 20% of our operating expenses for the three months ended March 31, 2013. Approximately 87% of our workforce was unionized at December 31, 2012 and March 31, 2013. We may make strategic and operational decisions that require the consent of one or more of our labor unions, and cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. Currently, we are not in negotiations with respect to any of our existing collective bargaining agreements. We cannot assure you that future agreements with our employees’ unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect us. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives, including our Chief Executive Officer.

We are dependent on the knowledge and expertise of our key executives, particularly Mark B. Dunkerley, our Chief Executive Officer, who signed an amended and restated employment agreement in November 2012 for employment through January 1, 2017. Our ability to attract and retain such personnel in the airline industry is highly competitive, and we cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or that we can attract other qualified personnel in the future. Any inability to retain our Chief Executive Officer and other key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

In addition, as we continue to expand our operations through the acquisition of new aircraft and introduction of service to new markets, it may be challenging to attract qualified personnel including pilots, mechanics, flight attendants and other skilled labor. As we compete with other carriers for qualified personnel we also face the challenge of attracting individuals who embrace our team-oriented, friendly and customer-driven corporate culture. Our inability to attract and retain qualified personnel who embrace our corporate culture, could have a negative impact on our reputation and overall operations.

AIRLINE INDUSTRY, REGULATION AND RELATED COSTS RISKS

The airline industry has substantial operating leverage and is affected by many conditions that are beyond its control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.

The airline industry operates on low gross profit margins consisting of a high percentage of fixed costs. Due to these fixed costs, the expense incurred on each flight does not vary proportionately with the number of passengers carried, however the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition and results of operations:

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

Our results of operations will reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. As Hawai‘i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. As we enter new markets, we could be subject to additional seasonal variations. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry could negatively affect us and the airline industry.

Terrorist attacks, even if not made directly on the airline industry or the fear of such attacks, hostilities or act of war, could adversely affect the airline industry, including us, and could result in a significant decrease in demand for air travel, increased security costs, increased insurance costs covering war-related risks, and increased flight operational loss due to cancellations and delays. Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse effect on our business, financial condition and results of operations and on the airline industry in general.

The airline industry is subject to extensive government regulation, new regulations, and taxes which could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the Aviation and Transportation Security Act (“ATSA”), which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The Federal Aviation and Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. Under DOT regulations effective January 2012, all taxes and fees imposed by the government must be disclosed in fares charged to customers. Also, in January 2012, the DOT announced new flight crew rest rules which require mandatory rest periods for airline flight crews, including flight attendants and pilots for both traditional scheduled service and charter operations, to prevent fatigue on flights. This rule is effective as of January 2014; however, we have started to implement crew rest pods in our Airbus aircraft that provide long-haul service exceeding the minimum rest requirement rules. We expect to continue incurring expenses to comply with applicable regulations. We cannot predict the impact that laws or regulations may have on our operations or assure you that laws or regulations enacted in the future will not adversely affect us.

Many aspects of airlines’ operations are subject to increasingly stringent federal, state, local and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response Act and the Compensation and Liability Act. Compliance with these and other environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase. Future regulatory developments in the U.S. and abroad could adversely affect operations and increase operating costs in the airline industry. For example, potential future actions that may be taken by the U.S. government, foreign governments, or the International Civil Aviation Organization to limit the emission of greenhouse gases by the aviation sector are unknown at this time, but the effect on us and our industry is likely to be adverse and could be significant. The U.S. Congress is considering climate change legislation and the Environmental Protection Agency issued a rule which regulates larger emitters of greenhouse gases. We cannot predict the impact that future environment regulations may have on our operations or assure you that regulations enacted in the future will not adversely affect us. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the upper atmosphere or have a greater impact on climate change than other industries.

In addition to extensive government regulations, the Airline industry is dependent on certain services provided by government agencies (DOT, FAA, etc.). For example, spending restrictions due to federal sequestration of air traffic controllers in the United States subject to furlough may lead to a reduction in air traffic control services. A reduction in such services could have a material adverse effect on our results of operations.

Our operations may be adversely affected by our expansion into non-U.S. jurisdictions and the related increase in laws to which we are subject.

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

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawai‘i as a result of the State’s modernization plan.

The State of Hawai‘i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments to the airport’s funding mechanism. Therefore, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, who do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

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

After the events of September 11, 2001, aviation insurers significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As a result, war-risk insurance in amounts necessary for our operations, and at premiums that are not excessive, is not currently available in the commercial insurance market and we have therefore purchased from the U.S. government third- party war-risk insurance coverage. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate war-risk insurances our business could be materially and adversely affected.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                               OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

10.1

Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).‡

10.2	Type A Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc.†

10.3	Type B Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc.†

12	Computation of ratio of earning to fixed charges for the three and nine months ended March 31, 2013 and 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† These exhibits relate to management contracts or compensatory plans or arrangement.

‡ Confidential treatment has been requested for a portion of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

April 25, 2013	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer