Form 10-Q
period 2013-06-30
HAWAIIAN HOLDINGS INC
filed 2013-07-25
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of July 19, 2013, 52,134,740 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)
Operating Revenue:
Passenger	$481,461	$438,137	$921,400	$829,063
Other	52,467	46,414	103,282	90,982
Total	533,928	484,551	1,024,682	920,045

Operating Expenses:
Aircraft fuel, including taxes and delivery	169,223	150,465	343,712	290,783
Wages and benefits	103,384	96,699	206,119	186,823
Aircraft rent	28,285	24,864	54,304	48,086
Maintenance materials and repairs	53,036	49,409	108,295	93,121
Aircraft and passenger servicing	29,228	24,654	58,287	46,000
Commissions and other selling	32,186	28,611	65,997	58,027
Depreciation and amortization	19,788	21,553	38,901	40,704
Other rentals and landing fees	19,630	21,218	38,777	40,966
Other	41,777	37,750	84,825	73,307
Total	496,537	455,223	999,217	877,817

Operating Income	37,391	29,328	25,465	42,228

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(12,163)	(10,722)	(23,540)	(19,770)
Interest income	126	167	253	381
Capitalized interest	2,891	2,176	6,331	4,749
Losses on fuel derivatives	(6,906)	(14,823)	(13,467)	(9,003)
Other, net	(3,124)	183	(4,206)	(417)
Total	(19,176)	(23,019)	(34,629)	(24,060)

Income (Loss) Before Income Taxes	18,215	6,309	(9,164)	18,168

Income tax expense (benefit)	6,899	2,405	(3,335)	7,006

Net Income (Loss)	$11,316	$3,904	$(5,829)	$11,162

Net Income (Loss) Per Common Stock Share:
Basic	$0.22	$0.08	$(0.11)	$0.22
Diluted	$0.21	$0.07	$(0.11)	$0.21

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,
	2013	2012
	(unaudited)
Net Income	$11,316	$3,904

Other comprehensive income, net:
Net change related to employee benefit plans, net of tax of $1,323 and $548 for 2013 and 2012, respectively	871	1,189
Net change in derivative instruments, net of tax of $3,935 for 2013	6,456	—
Total other comprehensive income, net	7,327	1,189
Total Comprehensive Income, net	$18,643	$5,093

	Six Months Ended June 30,
	2013	2012
	(unaudited)
Net Income (Loss)	$(5,829)	$11,162

Other comprehensive income, net:
Net change related to employee benefit plans, net of tax of $2,135 and $1,217 for 2013 and 2012, respectively	1,966	2,257
Net change in derivative instruments, net of tax of $4,552 for 2013	7,456	—
Total other comprehensive income, net	9,422	2,257
Total Comprehensive Income, net	$3,593	$13,419

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$477,588	$405,880
Restricted cash	5,621	5,000
Total cash, cash equivalents and restricted cash	483,209	410,880
Accounts receivable, net of allowance for doubtful accounts of $169 and $371 as of June 30, 2013 and December 31, 2012, respectively	97,577	80,750
Spare parts and supplies, net	18,520	27,552
Deferred tax assets, net	20,277	17,675
Prepaid expenses and other	46,108	35,001
Total	665,691	571,858

Property and equipment, less accumulated depreciation and amortization of $287,229 and $249,495 as of June 30, 2013 and December 31, 2012, respectively	1,206,353	1,068,718

Other Assets:
Long-term prepayments and other	86,007	55,629
Restricted cash	15,379	—
Deferred tax assets, net	30,038	36,376
Intangible assets, net of accumulated amortization of $174,410 and $173,090 as of June 30, 2013 and December 31, 2012, respectively	25,260	26,580
Goodwill	106,663	106,663
Total Assets	$2,135,391	$1,865,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$85,245	$82,084
Air traffic liability	522,469	388,646
Other accrued liabilities	87,455	74,828
Current maturities of long-term debt and capital lease obligations	113,303	108,232
Total	808,472	653,790

Long-Term Debt, less discount, and Capital Lease Obligations	653,631	553,009

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	356,185	352,460
Other liabilities and deferred credits	42,400	37,963
Total	398,585	390,423

Commitments and Contingencies

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 52,134,740 and 51,439,934 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	521	514
Capital in excess of par value	267,355	264,854
Accumulated income	111,459	117,288
Accumulated other comprehensive loss, net	(104,632)	(114,054)
Total	274,703	268,602
Total Liabilities and Shareholders’ Equity	$2,135,391	$1,865,824

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Net cash provided by Operating Activities	$168,123	$209,744

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(174,987)	(177,150)
Net cash used in investing activities	(174,987)	(177,150)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	1,442	982
Long-term borrowings	132,000	133,000
Repayments of long-term debt and capital lease obligations	(28,174)	(21,731)
Debt issuance costs	(10,696)	(2,403)
Change in restricted cash	(16,000)	—
Net cash provided by financing activities	78,572	109,848

Net increase in cash and cash equivalents	71,708	142,442

Cash and cash equivalents - Beginning of Period	405,880	304,115

Cash and cash equivalents - End of Period	$477,588	$446,557

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors, common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company for the fiscal year ended December 31, 2012, which is included in the Company’s current Report on Form 8-K filed on March 14, 2013.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11).  Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The adoption of ASU 2013-11 will require an unrecognized tax benefit, or a portion of an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless an exception applies.  The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company is currently evaluating the effect that the provisions of ASU 2013-11 will have on its financial statements.

2. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2013 were as follows:

	Amounts reclassified from accumulated		Affected line items
	other comprehensive loss for the		in the statement where
Details about accumulated other comprehensive	Three Months ended	Six Months ended	net income (loss)
loss components	June 30, 2013	June 30, 2013	is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815

Foreign currency derivative gains, net	$(3,123)	$(3,390)	Passenger revenue
Interest rate derivative losses, net	223	223	Interest expense
Total before tax	(2,900)	(3,167)
Tax expense	1,095	1,201
Total net of tax	$(1,805)	$(1,966)
Amortization of defined benefit pension items
Actuarial loss	$2,051	$4,103	Wages and benefits
Prior service credit	(1)	(2)	Wages and benefits
Total before tax	2,050	4,101
Tax benefit	(1,323)	(2,135)
Total net of tax	$727	$1,966

Total reclassifications for the period	$(1,078)	$—

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and six months ended June 30, 2013 were as follows:

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension
Three Months ended June 30, 2013	Derivatives	Derivatives	Items	Total
	(in thousands)

Beginning balance	$(888)	$1,888	$(112,959)	$(111,959)
Other comprehensive income before reclassifications, net of tax	1,517	6,744	144	8,405

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	137	(1,942)	727	(1,078)
Net current-period other comprehensive income	1,654	4,802	871	7,327
Ending balance	$766	$6,690	$(112,088)	$(104,632)

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension
Six Months ended June 30, 2013	Derivatives	Derivatives	Items	Total
	(in thousands)

Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income before reclassifications, net of tax	629	8,793	—	9,422

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	137	(2,103)	1,966	—
Net current-period other comprehensive income	766	6,690	1,966	9,422
Ending balance	$766	$6,690	$(112,088)	$(104,632)

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

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(in thousands, except for per share data)
Numerator:

Net Income (Loss)	$11,316	$3,904	$(5,829)	$11,162

Denominator:

Weighted average common stock shares outstanding - Basic	52,008	51,283	51,837	51,145
Assumed exercise of equity awards	1,063	1,174	—	1,235
Weighted average common stock shares outstanding - Diluted	53,071	52,457	51,837	52,380

Net Income (Loss) per common share:
Basic	$0.22	$0.08	$(0.11)	$0.22
Diluted	$0.21	$0.07	$(0.11)	$0.21

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	81	93	784	93
Deferred stock	—	—	87	—
Restricted stock	1,371	609	1,726	692
Convertible notes (1)	10,943	10,943	10,943	10,943
Warrants	10,943	10,943	10,943	10,943

(1)         In March 2011, the Company entered into a financing transaction which included the sale of convertible notes, purchase of convertible note hedges and the sale of warrants.  These weighted common stock equivalents were excluded from the computation of diluted earnings per share because their conversion price of $7.88 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of the common stock during these periods, and the effect of their inclusion would be antidilutive. However, these securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

4.  Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$328,848	$328,848	$—	$—
Fuel derivative contracts	6,476	—	6,476	—
Foreign currency derivatives	10,763	—	10,763	—
Interest rate derivative	539	—	539	—
Restricted cash	21,000	21,000	—	—
Total assets measured at fair value	$367,626	$349,848	$17,778	$—

Fuel derivative contracts	$1,797	$—	$1,797	$—
Foreign currency derivatives	1,257	—	1,257	—
Negative arbitrage derivative	12,865	—	—	12,865
Total liabilities measured at fair value	$15,919	$—	$3,054	$12,865

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$304,159	$304,159	$—	$—
Fuel derivative contracts	13,094	—	13,094	—
Total assets measured at fair value	$317,253	$304,159	$13,094	$—

Fuel derivative contracts	$397	$—	$397	$—
Total liabilities measured at fair value	$397	$—	$397	$—

Cash equivalents and restricted cash.  The Company’s cash equivalents and restricted cash consist of money market securities, which are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.

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

Foreign currency derivatives. The Company’s foreign currency derivatives consist of Japanese Yen, Korean Won, Australian Dollar and New Zealand Dollar forward contracts and are valued based primarily on data available or derived from public markets.

Interest rate derivative.  The Company’s interest rate derivative consists of an interest rate swap and is valued based primarily on data available or derived from public markets.

Negative arbitrage derivative.  The Company’s negative arbitrage derivative represents the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates transaction during the periods prior to the issuance of the related equipment notes, and is valued based primarily on the discounted amount of future cash flows using the appropriate rate of borrowing.  Changes to those discount rates would be unlikely to cause material changes in the fair value of the negative interest arbitrage derivative (refer to Notes 5 and 9 for more information).  The table below presents disclosures about the activity for the Company’s “Level 3” financial liability:

Negative
Arbitrage
Three Months ended June 30, 2013	Derivative
(in thousands)
Beginning balance	$—
Issuance of enhanced equipment trust certificates	12,865
Ending balance	$12,865

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value as of June 30, 2013 and December 31, 2012:

Fair Value of Debt
June 30, 2013					December 31, 2012
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)					(in thousands)
$664,039	$652,993	$—	$81,640	$571,353	$554,568	$547,943	$—	$81,091	$466,852

The fair value estimates of the Company’s debt were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash, other receivables and accounts payable approximate their fair value due to its short-term nature.

5.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices, interest rates and foreign currencies.

In May 2013, the Company recognized in its unaudited Consolidated Balance Sheets the financial effect of the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates.  The characteristics of the net interest obligation resulted in the obligation meeting the definition of a derivative instrument under ASC Topic 815, Derivatives and Hedging (ASC 815).

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments.  During the three and six months ended June 30, 2013, the Company primarily used Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil).  These derivative instruments were not designated as hedges under ASC 815, for hedge accounting treatment.  As a result, changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount and location of realized and unrealized gains and losses that were recognized during the three and six months ended June 30, 2013 and 2012, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2013	2012	2013	2012
	(in thousands)
Losses on fuel derivatives recorded in nonoperating income (expense):
Realized gain (losses):
Losses realized at settlement	$(4,740)	$(1,874)	$(7,436)	$(2,729)
Reversal of prior period unrealized amounts	3,379	(1,235)	4,422	2,250
Unrealized losses on contracts that will settle in future periods	(5,545)	(11,714)	(10,453)	(8,524)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(6,906)	$(14,823)	$(13,467)	$(9,003)

Interest Rate Risk Management

The Company is exposed to market risk from adverse changes in interest rates associated with its long-term debt obligations.  Market risk associated with fixed-rate and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

During the quarter ended March 31, 2013, the Company entered into interest rate swap agreements to hedge interest rate risk inherent in debt agreements used to finance aircraft delivered in the quarter ended June 30, 2013.  The interest rate swap agreements were designated as cash flow hedges under ASC 815.  One of these interest rate swap agreements matured in June 2013, resulting in a gain of $0.7 million recognized in Accumulated Other Comprehensive Income (Loss) (AOCI).

The effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period in which interest is accrued.  The effective portion of the interest rate swap represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized in nonoperating income (expense).

The Company did not record any ineffectiveness during the quarter ended June 30, 2013.  The Company believes that its derivative contract will continue to be effective in offsetting changes in cash flow attributable to the hedged risk.  The Company reclassified net losses from AOCI to interest expense of $0.2 million during the quarter ended June 30, 2013.  The Company expects to reclassify a net loss of approximately $0.8 million into earnings over the next 12 months from AOCI based on the values at June 30, 2013.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statements of Cash Flows.

Foreign Currency Exchange Rate Risk Management

The Company is subject to foreign currency exchange rate risk due to revenues and expenses denominated in foreign currencies, with the primary exposures being the Japanese Yen and Australian Dollar.  To manage exchange rate risk, the Company executes its international revenue and expense transactions in the same foreign currency to the extent practicable.

The Company enters into foreign currency forward contracts, designated as cash flow hedges under ASC 815, to further manage the effects of fluctuating exchange rates.  The effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue.  The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item.  To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized as nonoperating income (expense).

The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk.  The Company reclassified gains from AOCI to passenger revenue of $3.1 million in the quarter ended June 30, 2013. The Company expects to reclassify a net gain of approximately $10.7 million into earnings over the next 12 months from AOCI based on the values at June 30, 2013.

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs.  In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings.  All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the unaudited Condensed Consolidated Statements of Cash Flows.

Negative Arbitrage Derivative

In May 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of enhanced equipment trust certificates.  As of June 30, 2013, the Company has not yet received any of the proceeds raised by the pass-through trusts.  However, in accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds.  The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate.  This variability requires the Company’s obligation to the trusts to be recognized as a derivative in the Company’s unaudited Consolidated Financial Statements.  See Note 9 for additional information related to the Company’s enhanced equipment trust certificates.

The following table summarizes the accounting treatment of the Company’s derivative contracts:

Classification of Unrealized Gains (Losses)
Accounting Designation	Derivative Type	Classification of Gains and Losses	Effective Portion	Ineffective Portion
Designated as cash flow hedges	Interest rate contracts	Interest expense and amortization of debt discounts and issuance costs	AOCI	Nonoperating income (expense)
Designated as cash flow hedges	Foreign currency exchange contracts	Passenger revenue	AOCI	Nonoperating income (expense)
Not designated as hedges	Fuel hedge contracts	Gains (losses) on fuel derivatives	Change in fair value of hedge is recorded in nonoperating income (expense)
Not designated as hedges	Negative arbitrage	Nonoperating income (expense), Other	Change in fair value of derivative is recorded in nonoperating income (expense)

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.  The tables also present the gross and net derivative position recorded in the unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)

Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$67,000 U.S. dollars	April 2023	$94	$—	$94
	Long-term prepayments and other (1)			445	—	445
Foreign currency derivatives	Prepaid expenses and other	14,637,688 Japanese Yen 11,470,732 Korean Won 48,743 Australian Dollars 13,011 New Zealand Dollars	June 2014	10,553	(941)	9,612
	Other liabilities and deferred credits (2)	2,367,465 Japanese Yen 1,831 Australian Dollars	November 2014 July 2014	194	(316)	(122)

Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	113,106 gallons	June 2014	4,412	(1,141)	3,271
	Long-term prepayments and other (3)	20,916 gallons	December 2014	2,064	(656)	1,408
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	October 2014	—	(12,250)	(12,250)
	Other liabilities and deferred credits (4)			—	(615)	(615)

(1)   Represents the noncurrent portion of the $67 million interest rate derivative with final maturity in April 2023.

(2)   Represents the noncurrent portion of the foreign currency derivatives with final maturities in July and November 2014.

(3)   Represents the noncurrent portion of the fuel derivatives with final maturity in December 2014.

(4)   Represents the noncurrent portion of the $445 million negative arbitrage derivative with final maturity in October 2014.

Derivative position as of December 31, 2012

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)

Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	126,924 gallons	June 2014	$13,094	$(397)	$12,697

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012	2013	2012

Foreign currency derivatives	$(11,111)	$—	$(3,123)	$—	$(61)	$—
Interest rate derivatives	(2,446)	—	223	—	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012

Foreign currency derivatives	$(14,164)	$—	$(3,390)	$—	$(61)	$—
Interest rate derivatives	(1,011)	—	223	—	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  In the event the price of the underlying financial derivative decreases, counterparties may require the Company to post collateral.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis including the collateral posted with the counterparty.  The Company had no collateral posted with counterparties as of June 30, 2013 or December 31, 2012.

6.  Debt

In 2013, the Company borrowed $132.0 million through two separate secured loan agreements to finance a portion of the purchase price of two Airbus A330-200 aircraft that Hawaiian took delivery of in the second quarter of 2013.  These loan agreements have a term of 10 years with quarterly principal and interest payments.  One of the loan agreements, with a principal borrowing of $67.0 million, bears interest under a variable-rate (3.88% at June 30, 2013) with a $7 million balloon payment due at maturity.  The second loan agreement, with a principal borrowing of $65.0 million, bears interest under a fixed-rate (5.74% at June 30, 2013) with a $10 million balloon payment due at maturity.

As of June 30, 2013, the scheduled maturities of long-term debt over the next five years and thereafter were as follows (in thousands):

Remaining months in 2013	$81,350
2014	48,236
2015	50,410
2016	137,153
2017	53,317
Thereafter	305,278
$675,744

7.  Leases

The Company leases aircraft, engines and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.

During the first half of 2013, the Company took delivery of two Airbus A330-200 aircraft under operating leases with lease terms of 12 years with an option to extend for an additional two years.

As of June 30, 2013, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining months in 2013	$6,901	$51	$49,722	$2,658
2014	13,803	102	96,673	5,059
2015	13,803	102	96,067	5,080
2016	13,803	102	79,357	5,140
2017	13,803	24	78,835	4,684
Thereafter	73,347	—	313,667	23,321
	135,460	381	$714,321	$45,942
Less amounts representing interest	32,893	52
Present value of minimum capital lease payments	$102,567	$329

8. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and six months ended June 30, 2013 and 2012, included the following:

Components of Net Periodic	Three months ended June 30,		Six months ended June 30,
Benefit Cost	2013	2012	2013	2012
	(in thousands)
Service cost	$3,601	$3,326	$7,203	$6,650
Interest cost	6,299	6,857	12,599	13,712
Expected return on plan assets	(4,065)	(4,013)	(8,131)	(8,026)
Recognized net actuarial loss	2,050	1,738	4,100	3,475
Net periodic benefit cost	$7,885	$7,908	$15,771	$15,811

The Company made contributions of $4.0 million and $6.7 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2013, respectively, and expects to make additional minimum required contributions of $8.0 million during the remainder of 2013.

9. Commitments and Contingent Liabilities

Commitments

As of June 30, 2013, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates

A330-200 aircraft	9	3	Between 2013 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
ATR42 aircraft	1	—	In 2013
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimates.  The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries during the remainder of 2013 and the next four years and thereafter are detailed below:

				Less: Committed
			Total Commited	Financing for Upcoming	Net Committed
	Capital	Operating	Expenditures	Aircraft Deliveries*	Expenditures
	(in thousands)
Remaining months in 2013	$125,599	$24,958	$150,557	$76,110	$74,447
2014	421,441	47,574	469,015	368,430	100,585
2015	245,589	47,342	292,931	—	292,931
2016	147,824	36,270	184,094	—	184,094
2017	493,824	35,581	529,405	—	529,405
Thereafter	1,105,696	233,263	1,338,959	—	1,338,959

	$2,539,973	$424,988	$2,964,961	$444,540	$2,520,421

*                                         See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Enhanced Equipment Trust Certificates (EETC)

In May 2013, Hawaiian created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $444.5 million, will be used to purchase equipment notes to be issued by Hawaiian in the future to finance the purchase of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014.  The equipment notes will be secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes will be fully and unconditionally guaranteed by the Company. Hawaiian has not yet received any of the proceeds raised by the pass-through trusts. The Company expects to issue the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian expects to record the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds are expected to be used to fund the acquisition of new aircraft. In connection with this transaction, Hawaiian was required to deposit $16.0 million into a collateral account.  The funds held in this account are under the control of a third party.  Accordingly, these funds are classified as restricted cash in the Company’s unaudited Consolidated Balance Sheets.

The Company evaluated whether the pass-through trusts formed are variable interest entities (“VIEs”) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian invested in or obtained a financial interest in the pass-through trusts. Rather, Hawaiian has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts, which will be fully and unconditionally guaranteed by the Company. Neither the Company nor Hawaiian intends to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations.  Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in the contract.  It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of or relate to the lessee’s use of the leased aircraft or occupancy of the leased premises.  In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct.  Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the real estate leased premises.  The Company believes that it is insured (subject to deductibles) for most tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases.  The Company cannot estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at June 30, 2013 and December 31, 2012.

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

10. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 10 as Subsidiary Issuer / Guarantor) of pass-through certificates pursuant to a registration statement on Form S-3 that was declared effective on April 18, 2013, the Company (which is also referred to in this Note 10 as Parent Issuer / Guarantor), will fully and unconditionally guarantee the payment obligations of Hawaiian under equipment notes to be issued by Hawaiian in the future to purchase new aircraft. The equipment notes will be purchased with the proceeds of the issuance of the pass-through certificates.  See Note 9.

Also, in accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to report condensed financial information as a result of requirements in Hawaiian’s debt agreements.  The Company’s condensed consolidating financial information satisfies this requirement.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Balance Sheets

June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$85,200	$375,383	$17,005	$—	$477,588
Restricted cash	—	5,621	—	—	5,621
Accounts receivable, net	1,999	95,692	19	(133)	97,577
Spare parts and supplies, net	—	18,520	—	—	18,520
Deferred tax assets, net	705	19,572	—	—	20,277
Prepaid expenses and other	8	46,084	16	—	46,108
Total	87,912	560,872	17,040	(133)	665,691

Property and equipment at cost	—	1,474,352	19,230	—	1,493,582
Less accumulated depreciation and amortization	—	(287,229)	—	—	(287,229)
Property and equipment, net	—	1,187,123	19,230	—	1,206,353

Long-term prepayments and other	1,433	84,574	—	—	86,007
Restricted cash	—	15,379	—	—	15,379
Deferred tax assets, net	11,675	18,363	—	—	30,038
Goodwill and other intangible assets, net	—	131,923	—	—	131,923
Intercompany receivable	27,714	—	—	(27,714)	—
Investment in consolidated subsidiaries	222,577	—	—	(222,577)	—

TOTAL ASSETS	$351,311	$1,998,234	$36,270	$(250,424)	$2,135,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$775	$84,488	$115	$(133)	$85,245
Air traffic liability	—	521,265	1,204	—	522,469
Other accrued liabilities	1,289	86,166	—	—	87,455
Current maturities of long-term debt and capital lease obligations	—	113,303	—	—	113,303
Total	2,064	805,222	1,319	(133)	808,472

Long-term debt, less discount, and capital lease obligations	74,544	579,087	—	—	653,631
Intercompany payable	—	27,714	—	(27,714)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	356,185	—	—	356,185
Other liabilities and deferred credits	—	42,400	—	—	42,400
Total	—	398,585	—	—	398,585

Shareholders’ Equity	274,703	187,626	34,951	(222,577)	274,703

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,311	$1,998,234	$36,270	$(250,424)	$2,135,391

Condensed Consolidating Balance Sheets

December 31, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,626	$303,967	$18,287	$—	$405,880
Restricted cash	—	5,000	—	—	5,000
Accounts receivable, net	2,032	78,949	13	(244)	80,750
Spare parts and supplies, net	—	27,552	—	—	27,552
Deferred tax assets, net	704	16,971	—	—	17,675
Prepaid expenses and other	—	35,001	—	—	35,001
Total	86,362	467,440	18,300	(244)	571,858

Property and equipment at cost	—	1,299,757	18,456	—	1,318,213
Less accumulated depreciation and amortization	—	(249,495)	—	—	(249,495)
Property and equipment, net	—	1,050,262	18,456	—	1,068,718

Long-term prepayments and other	1,695	53,934	—	—	55,629
Deferred tax assets, net	8,439	27,937	—	—	36,376
Goodwill and other intangible assets, net	—	133,243	—	—	133,243
Intercompany receivable	33,110	—	—	(33,110)	—
Investment in consolidated subsidiaries	213,275	—	—	(213,275)	—

TOTAL ASSETS	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292	$81,758	$278	$(244)	$82,084
Air traffic liability	—	386,677	1,969	—	388,646
Other accrued liabilities	1,310	73,518	—	—	74,828
Current maturities of long-term debt and capital lease obligations	—	108,232	—	—	108,232
Total	1,602	650,185	2,247	(244)	653,790

Long-term debt, less discount, and capital lease obligations	72,677	480,332	—	—	553,009
Intercompany payable	—	33,110	—	(33,110)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	352,460	—	—	352,460
Other liabilities and deferred credits	—	37,963	—	—	37,963
Total	—	390,423	—	—	390,423

Shareholders’ equity	268,602	178,766	34,509	(213,275)	268,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

The Company reduced the Parent Issuer / Guarantor’s Investment in consolidated subsidiaries and Shareholders’ equity by $29,015 (in thousands) as of December 31, 2012 to correctly classify the Parent Issuer / Guarantor’s Investment in consolidated subsidiaries.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$533,993	$22	$(87)	$533,928

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	169,223	—	—	169,223
Wages and benefits	—	103,384	—	—	103,384
Aircraft rent	—	28,285	—	—	28,285
Maintenance materials and repairs	—	53,036	—	—	53,036
Aircraft and passenger servicing	—	29,228	—	—	29,228
Commissions and other selling	—	32,204	—	(18)	32,186
Depreciation and amortization	—	19,788	—	—	19,788
Other rentals and landing fees	—	19,630	—	—	19,630
Other	4,217	37,503	126	(69)	41,777
Total	4,217	492,281	126	(87)	496,537

Operating Income (Loss)	(4,217)	41,712	(104)	—	37,391

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	15,406	—	—	(15,406)	—
Interest expense and amortization of debt discounts and issuance costs	(2,158)	(10,005)	—	—	(12,163)
Interest income	28	98	—	—	126
Capitalized interest	—	2,891	—	—	2,891
Losses on fuel derivatives	—	(6,906)	—	—	(6,906)
Other, net	—	(3,124)	—	—	(3,124)
Total	13,276	(17,046)	—	(15,406)	(19,176)
Income (Loss) Before Income Taxes	9,059	24,666	(104)	(15,406)	18,215
Income tax expense (benefit)	(2,257)	9,156	—	—	6,899
Net Income (Loss)	$11,316	$15,510	$(104)	$(15,406)	$11,316

Comprehensive Income (Loss)	$18,643	$22,837	$(104)	$(22,733)	$18,643

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$484,618	$10	$(77)	$484,551

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	150,465	—	—	150,465
Wages and benefits	—	96,699	—	—	96,699
Aircraft rent	—	24,864	—	—	24,864
Maintenance materials and repairs	—	49,409	—	—	49,409
Aircraft and passenger servicing	—	24,654	—	—	24,654
Commissions and other selling	—	28,621	—	(10)	28,611
Depreciation and amortization	—	21,553	—	—	21,553
Other rentals and landing fees	—	21,218	—	—	21,218
Other	1,138	36,634	45	(67)	37,750
Total	1,138	454,117	45	(77)	455,223
Operating Income (Loss)	(1,138)	30,501	(35)	—	29,328

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	5,952	—	—	(5,952)	—
Interest expense and amortization of debt discounts and issuance costs	(2,060)	(8,662)	—	—	(10,722)
Interest income	29	138	—	—	167
Capitalized interest	—	2,176	—	—	2,176
Losses on fuel derivatives	—	(14,823)	—	—	(14,823)
Other, net	—	183	—	—	183
Total	3,921	(20,988)	—	(5,952)	(23,019)
Income (Loss) Before Income Taxes	2,783	9,513	(35)	(5,952)	6,309
Income tax expense (benefit)	(1,121)	3,526	—	—	2,405
Net Income (Loss)	$3,904	$5,987	$(35)	$(5,952)	$3,904

Comprehensive Income (Loss)	$5,093	$7,176	$(35)	$(7,141)	$5,093

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,024,241	$637	$(196)	$1,024,682

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	343,712	—	—	343,712
Wages and benefits	—	206,119	—	—	206,119
Aircraft rent	—	54,304	—	—	54,304
Maintenance materials and repairs	—	108,295	—	—	108,295
Aircraft and passenger servicing	—	58,287	—	—	58,287
Commissions and other selling	—	66,031	—	(34)	65,997
Depreciation and amortization	—	38,901	—	—	38,901
Other rentals and landing fees	—	38,777	—	—	38,777
Other	5,485	79,307	195	(162)	84,825
Total	5,485	993,733	195	(196)	999,217
Operating Income (Loss)	(5,485)	30,508	442	—	25,465

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	624	—	—	(624)	—
Interest expense and amortization of debt discounts and issuance costs	(4,268)	(19,272)	—	—	(23,540)
Interest income	64	189	—	—	253
Capitalized interest	—	6,331	—	—	6,331
Losses on fuel derivatives	—	(13,467)	—	—	(13,467)
Other, net	—	(4,206)	—	—	(4,206)
Total	(3,580)	(30,425)	—	(624)	(34,629)

Income (Loss) Before Income Taxes	(9,065)	83	442	(624)	(9,164)
Income tax benefit	(3,236)	(99)	—	—	(3,335)
Net Income (Loss)	$(5,829)	$182	$442	$(624)	$(5,829)

Comprehensive Income	$3,593	$9,604	$442	$(10,046)	$3,593

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$920,174	$23	$(152)	$920,045

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	290,783	—	—	290,783
Wages and benefits	—	186,823	—	—	186,823
Aircraft rent	—	48,086	—	—	48,086
Maintenance materials and repairs	—	93,121	—	—	93,121
Aircraft and passenger servicing	—	46,000	—	—	46,000
Commissions and other selling	—	58,051	—	(24)	58,027
Depreciation and amortization	—	40,704	—	—	40,704
Other rentals and landing fees	—	40,966	—	—	40,966
Other	2,398	70,966	71	(128)	73,307
Total	2,398	875,500	71	(152)	877,817
Operating Income (Loss)	(2,398)	44,674	(48)	—	42,228

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	15,329	—	—	(15,329)	—
Interest expense and amortization of debt discounts and issuance costs	(4,096)	(15,674)	—	—	(19,770)
Interest income	58	323	—	—	381
Capitalized interest	—	4,749	—	—	4,749
Losses on fuel derivatives	—	(9,003)	—	—	(9,003)
Other, net	—	(417)	—	—	(417)
Total	11,291	(20,022)	—	(15,329)	(24,060)
Income (Loss) Before Income Taxes	8,893	24,652	(48)	(15,329)	18,168
Income tax expense (benefit)	(2,269)	9,275	—	—	7,006
Net Income (Loss)	$11,162	$15,377	$(48)	$(15,329)	$11,162

Comprehensive Income (Loss)	$13,419	$17,634	$(48)	$(17,586)	$13,419

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,229)	$172,860	$(508)	$—	$168,123

Cash Flows From Investing Activities:
Net payments from subsidiaries	4,361	—	—	(4,361)	—
Additions to property and equipment, including pre-delivery deposits	—	(174,213)	(774)	—	(174,987)
Net cash provided by (used in) investing activities	4,361	(174,213)	(774)	(4,361)	(174,987)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,442	—	—	—	1,442
Long-term borrowings	—	132,000	—	—	132,000
Repayments of long-term debt and capital lease obligations	—	(28,174)	—	—	(28,174)
Debt issuance costs	—	(10,696)	—	—	(10,696)
Net payments to parent company	—	(4,361)	—	4,361	—
Change in restricted cash	—	(16,000)	—	—	(16,000)
Net cash provided by financing activities	1,442	72,769	—	4,361	78,572

Net increase (decrease) in cash and cash equivalents	1,574	71,416	(1,282)	—	71,708

Cash and cash equivalents - Beginning of Period	83,626	303,967	18,287	—	405,880

Cash and cash equivalents - End of Period	$85,200	$375,383	$17,005	$—	$477,588

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,279)	$214,129	$(106)	$—	$209,744

Cash Flows From Investing Activities:
Net payments from subsidiaries	5,506	—	—	(5,506)	—
Additions to property and equipment, including pre-delivery deposits	—	(177,150)	—	—	(177,150)
Net cash provided by (used in) investing activities	5,506	(177,150)	—	(5,506)	(177,150)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	982	—	—	—	982
Long-term borrowings	—	133,000	—	—	133,000
Repayments of long-term debt and capital lease obligations	—	(21,731)	—	—	(21,731)
Debt issuance costs	—	(2,403)	—	—	(2,403)
Net payments to parent company	—	(5,506)	—	5,506	—
Net cash provided by financing activities	982	103,360	—	5,506	109,848

Net increase (decrease) in cash and cash equivalents	2,209	140,339	(106)	—	142,442

Cash and cash equivalents - Beginning of Period	97,219	205,656	1,240	—	304,115

Cash and cash equivalents - End of Period	$99,428	$345,995	$1,134	$—	$446,557

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to an Amended and Restated Credit Agreement (Credit Agreement), dated as of December 10, 2010, that provides for a Revolving Credit Facility.  See further discussion of the Revolving Credit Facility at Note 6 to the Consolidated Financial Statements included in a current report on Form 8-K filed on March 14, 2013.  The Credit Agreement provides that, subject to certain exceptions, neither Hawaiian nor any other subsidiary of the Company will make any distribution or other payment on account of, or declare or pay any dividend on, or purchase, acquire, redeem or retire any stock issued by Hawaiian or any other subsidiary of the Company. The exceptions include (i) distributions by Hawaiian to the Company for the purpose of allowing the Company to pay federal and state income and franchise taxes, (ii) distributions by Hawaiian to the Company to pay customary costs and expenses of operating a publicly traded company in an aggregate amount in any year not to exceed $10.0 million, and (iii) so long as no event of default has occurred and is continuing or would result therefrom, distributions by Hawaiian to the Company for the purpose of making regularly scheduled interest payments on specified indebtedness of the Company.  In addition, the Credit Agreement restricts the ability of Hawaiian and the other subsidiaries of the Company from making loans or advances to the Company.  The net assets of Hawaiian restricted under the Credit Agreement, defined as shareholders’ equity, totaled $187.6 million and $178.8 million as of June 30, 2013 and December 31, 2012, respectively.

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Debt described in Note 6 to our Consolidated Financial Statements included in our current report on Form 8-K filed on March 14, 2013.

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

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our current report on Form 8-K filed on March 14, 2013 and our updated risk factors set out in the “Risk Factors” section of the March 31, 2013 Quarterly Report on Form 10-Q.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, we operate various charter flights.  We are the largest airline headquartered in the State of Hawai‘i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of March 31, 2013, the latest available data.

As of June 30, 2013, Hawaiian had 5,157 active employees.

General information about us is available at http://www.hawaiianairlines.com/aboutus.  Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Second Quarter Review

Financial Highlights

•                  Adjusted net income, reflecting economic fuel expense, of $12.6 million or $0.24 per diluted share.

•                  GAAP net income of $11.3 million or $0.21 cents per diluted share.

•                  Available seat miles (ASMs) increase of 20.9% year-over-year.

•                  Cost per available seat mile (CASM), excluding fuel, decrease of 11.2% year-over-year.

•                  CASM decrease of 9.7% year-over-year.

Business Highlights

Operational

•                  Ranked #1 nationally for on-time performance for the months of March, April and May 2013 by the U.S. Department of Transportation Air Travel Consumer Report.

•                  Ranked the #1 domestic carrier for travel to Hawai‘i by Travel + Leisure.

•                  Expanded our frequent flyer partnership with American Airlines.

•                  Announced codeshare and interline agreements with China Airlines for connecting travel through Taipei, Taiwan.

Fleet and Financing

•                  Financed our next six Airbus A330-200 aircraft deliveries through 2014 with Enhanced Equipment Trust Certificates.

•                  Added three new Airbus A330-200 aircraft for North America and International service.

New routes

•                  Honolulu to Sendai, Japan three-times-weekly service launched June 25, 2013.

•                  Honolulu to Taipei, Taiwan three-times-weekly service launched July 9, 2013.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses.  See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

During the three months ended June 30, 2013, we continued to focus on our International expansion with the launch of our three-times-weekly service to Sendai, Japan, reflecting our fifth destination to Japan since 2010, and announced three-times-weekly service from Honolulu to Beijing, China to begin in April 2014 (subject to government approval), reflecting our first destination to China.  We also launched three-times-weekly service to Taipei, Taiwan in July 2013 and entered into new code share and interline agreements with China Airlines for connecting travel through Taipei to provide customers access to international destinations currently unserved by us.

The table below summarizes our total fleet as of June 30, 2012 and 2013, and expected fleet as of June 30, 2014 (based on existing agreements):

	June 30, 2012			June 30, 2013			June 30, 2014
Aircraft Type	Leased (4)	Owned	Total	Leased (4)	Owned	Total	Leased (4)	Owned	Total
A330-200 (1)	5	4	9	7	6	13	7	10	17
767-300 (2)	9	7	16	8	7	15	6	5	11
717-200	3	15	18	3	15	18	3	15	18
ATR42 (3)	—	—	—	—	2	2	—	3	3
Total	17	26	43	18	30	48	16	33	49

(1)                   Hawaiian took delivery of one leased A330-200 aircraft (delivered in April 2013), and two owned A330-200 aircraft (one in April 2013 and one in June 2013) during the quarter ended June 30, 2013.

(2)                   During the quarter ended June 30, 2013, we returned one leased 767-300 aircraft at the end of its lease term. The decrease in the total number of 767-300 aircraft from the quarter ended June 30, 2013 to the quarter ended June 30, 2014 is due to the planned return of two leased aircraft at the end of their lease term, and the planned retirement of two owned aircraft.

(3)                   Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company, took delivery of two owned ATR42 turboprop aircraft during the quarter ended December 31, 2012, and will take delivery of one owned ATR42 turboprop aircraft during the quarter ending September 30, 2013.

(4)                   Leased aircraft include both aircraft under capital and operating leases.  See Note 7 for further discussion of our aircraft leases.

Results of Operations

For the three months ended June 30, 2013, we recorded net income of $11.3 million, or $0.21 per diluted share, as compared to net income of $3.9 million, or $0.07 per diluted share, for the same period in 2012.  Our improved performance was driven primarily by the reduction in unrealized losses on our fuel hedging instruments during the three months ended June 30, 2013.

For the six months ended June 30, 2013, we recorded a net loss of $5.8 million or $0.11 per diluted share, as compared to net income of $11.2 million or $0.21 per diluted share, for the same period in 2012.   The decline of our financial performance is primarily a result of excess capacity due to increased competition on certain of our North America and International routes, which caused our operating revenue per available seat miles (RASM) to decline from 13.88¢ for the six months ended June 30, 2012 to 12.52¢ for the six months ended June 30, 2013.

Selected Consolidated Statistical Data (unaudited)

	Three Months ended June 30,				Six Months ended June 30,
	2013		2012		2013		2012
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,481		2,329		4,879		4,547
Revenue passenger miles (RPM)	3,405,654		2,925,198		6,611,138		5,555,484
Available seat miles (ASM)	4,211,545		3,480,608		8,171,840		6,620,573
Passenger revenue per RPM (Yield)	14.14	¢	14.98	¢	13.94	¢	14.92	¢
Passenger load factor (RPM/ASM)	80.9%		84.0%		80.9%		83.9%
Passenger revenue per ASM (PRASM)	11.43	¢	12.59	¢	11.28	¢	12.52	¢

Total Operations:
Revenue passengers flown	2,482		2,330		4,881		4,549
RPM	3,408,963		2,930,831		6,619,596		5,562,272
ASM	4,215,893		3,487,042		8,181,671		6,628,383
Operating revenue per ASM (RASM)	12.66	¢	13.90	¢	12.52	¢	13.88	¢
Operating cost per ASM (CASM)	11.78	¢	13.05	¢	12.21	¢	13.24	¢
CASM excluding aircraft fuel (b)	7.76	¢	8.74	¢	8.01	¢	8.86	¢
Aircraft fuel expense per ASM (a)	4.02	¢	4.31	¢	4.20	¢	4.38	¢
Revenue block hours operated	40,703		35,574		79,573		68,657
Gallons of jet fuel consumed	56,625		47,346		110,560		90,472
Average cost per gallon of jet fuel (actual) (a)	$2.99		$3.18		$3.11		$3.21

(a)                   Includes applicable taxes and fees.

(b)                   Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs.  See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Operating Revenue

Operating revenue was $533.9 million and $1.0 billion for the three and six months ended June 30, 2013, respectively, a 10.2% and 11.4% increase over operating revenue of $484.6 million and $920.0 million for the same three and six month periods in 2012, driven primarily by an increase in passenger revenue, which was primarily due to the expansion of our international services.

Passenger Revenue

For the three and six months ended June 30, 2013, passenger revenue increased $43.3 million, or 9.9%, and $92.3 million, or 11.1%, respectively, as compared to the prior-year periods, due to increased capacity that was partially offset by decreased yield and load factor as we faced increased competition on certain of our North America and International routes.  Details of these changes are described in the table below:

	Three months ended June 30, 2013 as compared				Six months ended June 30, 2013 as compared
	to three months ended June 30, 2012				to six months ended June 30, 2012
	Change in				Change in
	scheduled	Change in	Change in	Change in	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM	passenger revenue	Yield	RPM	ASM
	(millions)				(millions)
North America	$19.6	(2.7)%	12.5%	11.9%	$30.9	(4.1)%	12.7%	12.4%
Neighbor Island	6.8	3.6	2.7	(3.6)	9.5	0.8	3.7	(2.7)
International	16.9	(10.8)	27.2	42.0	51.9	(10.1)	36.0	49.9
Total scheduled	$43.3	(5.6)%	16.4%	21.0%	$92.3	(6.6)%	19.0%	23.4%

North America — North America revenue increased by $19.6 million, or 9.5%, and $30.9 million, or 8.0%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, due to increased capacity, partially offset by decreased yield.  The increase in capacity was primarily due to the commencement of new routes that initiated subsequent to June 30, 2012, which reflect non-stop daily service from Honolulu to New York, New York (launched in June 2012), and a third daily year-round flight from Honolulu to Los Angeles, California (launched in June 2012).  We experienced a decrease in yield as the overall industry capacity growth resulted in decreased demand on our existing routes.

Neighbor Island — Neighbor Island revenue increased by $6.8 million, or 6.4%, and $9.5 million, or 4.5%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to an increased load factor and yield, driven by decreased capacity.  Increased load factor and yield was the result of schedule changes initiated during the fourth quarter of 2012 to decrease capacity on these routes, combined with an increase in overall traffic (RPMs) and average fares.  Our prior-periods load factor and yield results reflect capacity increases provided by three Boeing 717-200 aircraft which entered the fleet in December 2011 and January 2012.

International — International revenue increased by $16.9 million, or 13.5%, and $51.9 million, or 22.3%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, due to increased capacity, partially offset by decreased load factor and yield.  The increase in capacity was primarily due to the commencement of new routes that initiated subsequent to June 30, 2012, which reflect three-times weekly service to Sapporo, Japan, Brisbane, Australia (launched in November 2012), Auckland, New Zealand (launched in March 2013) and Sendai, Japan (launched in June 2013), and the increase in our Seoul, Korea service to daily from four times per week (launched in August 2012).  We experienced a decrease in load factor and yield as we faced increased competition on our Japanese and Oceania routes combined with the weakening of the Japanese Yen, resulting in a decrease in average fares from the prior-year periods.

Other Operating Revenue

Other operating revenue increased by $6.1 million, or 13.0%, and $12.3 million, or 13.5%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to increased cargo revenue that was generated from the additional cargo capacity provided by the Airbus A330-200 aircraft and the expansion of our network.

Operating Expense

Operating expenses were $496.5 million and $999.2 million for the three and six months ended June 30, 2013, respectively, and $455.2 million and $877.8 million for the three and six months ended June 30, 2012, respectively.  Increases (decreases) in operating expenses for the three and six months ended June 30, 2013 as compared to the prior-year periods are detailed below:

	Increase / (decrease) in operating		Increase / (decrease) in operating
	expenses for the three months ended		expenses for the six months ended
	June 30, 2013 compared to the three		June 30, 2013 compared to the six
	months ended June 30, 2012		months ended June 30, 2012
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and delivery	$18,758	12.5%	$52,929	18.2%
Wages and benefits	6,685	6.9	19,296	10.3
Aircraft rent	3,421	13.8	6,218	12.9
Maintenance materials and repairs	3,627	7.3	15,174	16.3
Aircraft and passenger servicing	4,574	18.6	12,287	26.7
Commissions and other selling	3,575	12.5	7,970	13.7
Depreciation and amortization	(1,765)	(8.2)	(1,803)	(4.4)
Other rentals and landing fees	(1,588)	(7.5)	(2,189)	(5.3)
Other	4,027	10.7	11,518	15.7
Total	$41,314	9.1%	$121,400	13.8%

Our operations have expanded by approximately 20.9% and 23.4% (measured in ASMs) during the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to the addition of four Airbus A330-200 aircraft,  offset by the return of one leased Boeing 767-300 aircraft.  Our expansion includes the addition of new North America and International routes since June 30, 2012.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling, and other expenses (which primarily consists of purchased services, personnel expenses and professional and technical fees).

We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased during the three and six months ended June 30, 2013 as compared to the prior-year periods, due to an increase in fuel gallons consumed driven primarily by the additional aircraft that entered the fleet subsequent to June 30, 2012 (four additional Airbus A330-200 aircraft, partially offset by one Boeing 767-300 aircraft returned at the end of its lease term), and partially offset by a decrease in average fuel price as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Fuel gallons consumed	56,625	47,346	19.6%	110,560	90,472	22.2%
Avearge fuel price per gallon, including taxes and delivery	$2.99	$3.18	(6.0)%	$3.11	$3.21	(3.1)%
Aircraft fuel expense	$169,223	$150,465	12.5%	$343,712	$290,783	18.2%

During the three and six months ended June 30, 2013 and 2012, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  We recorded losses on fuel derivatives of $6.9 million and $13.5 million for the three and six months ended June 30, 2013, respectively, compared to losses of $14.8 million and $9.0 million for the same three and six month period in 2012.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period inclusive of costs related to hedging premiums.  Economic fuel expense for the three and six months ended June 30, 2013 and 2012 is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and delivery	$169,223	$150,465	12.5%	$343,712	$290,783	18.2%
Realized losses on settlement of fuel derivative contracts	4,740	1,874	152.9%	7,436	2,729	172.5%
Economic fuel expense	$173,963	$152,339	14.2%	$351,148	$293,512	19.6%
Fuel gallons consumed	56,625	47,346	19.6%	110,560	90,472	22.2%
Economic fuel costs per gallon	$3.07	$3.22	(4.7)%	$3.18	$3.24	(1.9)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $6.7 million, or 6.9%, and $19.3 million, or 10.3%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to an increase in the number of employees as we continue to expand our operations with additional aircraft and new routes.

We expect wages and benefits expense to increase in future periods as we continue to hire employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense increased by $3.4 million, or 13.8%, and $6.2 million, or 12.9%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to the addition of two aircraft under operating leases (one A330 aircraft in February 2013 and one A330 aircraft in April 2013), partially offset by the return of a Boeing 767-300 aircraft at the end of its lease term in April 2013.

We expect rent expense to increase in future periods as we acquire additional aircraft under operating leases.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $3.6 million, or 7.3%, and $15.2 million, or 16.3% for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to the increased power-by-the-hour (PBH) expenses for the additional Airbus A330-200 aircraft in our fleet and increased heavy maintenance expense on our fleet, partially offset by the nonrecurrence of heavy engine and landing gear maintenance performed in the prior-year period (such events are expected to occur during the second half of 2013).

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional Airbus aircraft into revenue service and as a result of price escalations imposed in certain of our PBH contracts.

Aircraft and passenger servicing

Aircraft and passenger servicing expenses increased by $4.6 million, or 18.6%, and $12.3 million, or 26.7%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to volume-related increases as well as increased service costs on our International routes.

We expect aircraft and passenger servicing expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and other selling

Commissions and other selling expenses increased by $3.6 million, or 12.5%, and $8.0 million, or 13.7%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to increases in volume-related selling expenses, which include increased travel agency commissions and increases in the volume of tickets purchased through credit cards and global distribution systems, and increased advertising and promotional expenses.

We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Depreciation and Amortization

Depreciation and amortization expense decreased by $1.8 million, or 8.2%, and $1.8 million, or 4.4%, for the three and six months ended June, 30, 2013, respectively, as compared to the prior-year periods, primarily due to our frequent flyer marketing relationship intangible asset which was fully amortized as of December 31, 2012, which was partially offset by the increase in the number of owned aircraft (two A330-200 aircraft in April and June 2013) and aircraft under a capital lease (one A330-200 aircraft in June 2012).

We expect depreciation and amortization expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Other rentals and landing fees

Other rentals and landing fees expense decreased by $1.6 million, or 7.5%, and $2.2 million, or 5.3%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to decreased rental and landing fee rates at our Honolulu operational facility, partially offset by the addition of new routes since June 30, 2012.

We expect expenses for other rentals and landing fees to increase in future periods as we continue to add additional routes and increase frequency on our existing routes.

Other expense

Other expense increased by $4.0 million, or 10.7%, and $11.5 million, or 15.7%, for the three and six months ended June 30, 2013, respectively, as compared to the prior-year periods, primarily due to increased personnel-related expenses, professional and technical expenses, and increased expenses incurred on services outsourced to third-party vendors resulting from our continued expansion.

We expect other expenses to increase in future periods as we continue to expand our operations.

Nonoperating Expense

For the three months ended June 30, 2013, net nonoperating expense decreased to $19.2 million, from $23.0 million for the same three month period in 2012, primarily due to decreased losses on fuel derivatives from the prior-year period, partially offset by increased interest and amortization of debt discounts and issuance costs due to the additional financings we entered into subsequent to June 30, 2012.

For the six months ended June 30, 2013, net nonoperating expense increased to $34.6 million, from $24.1 million for the same six month period in 2012, primarily due to increased losses on fuel derivatives from the prior-year period, and increased interest and amortization of debt discounts and issuance costs due to the additional financings we entered into subsequent to June 30, 2012.

As previously mentioned, the proceeds of the EETC will be used to purchase equipment notes to be issued by Hawaiian from November 2013 through October 2014.  We expect that the issuance of these equipment notes will significantly increase our interest expense starting in 2014, which is when all equipment notes are expected to be issued and outstanding.

Income Tax Expense (Benefit)

We had effective tax rates of 37.9% and 38.1% for the three months ended June 30, 2013 and 2012, respectively, and 36.4% and 38.6% for the six months ended June 30, 2013 and 2012, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of June 30, 2013, we had $477.6 million in cash and cash equivalents, representing an increase of $71.7 million from December 31, 2012.  As of June 30, 2013, our restricted cash balance of $21.0 million consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC offering which closed in May 2013.  Our December 31, 2012 balance of $5.0 million reflects cash held as collateral by entities that process our credit card transactions for advanced ticket sales.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings.  At June 30, 2013, Hawaiian had approximately $766.9 million of debt and capital lease obligations, including approximately $113.3 million that will become due in the next 12 months.  Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of June 30, 2013, we had no outstanding borrowings under the Revolving Credit Facility and $69.7 million available (net of various outstanding letters of credit).

In May 2013, Hawaiian closed an EETC financing, the proceeds of which will fund a portion of the purchase price of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014.  See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information.  In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions.  Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

Cash Flows

Net cash provided by operating activities was $168.1 million and $209.7 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease in cash provided by operating activities was primarily due to the decline in our financial performance from the prior-year period, as we generated a net loss of $5.8 million for the six months ended June 30, 2013 compared to net income of $11.2 million for the six months ended June 30, 2012.  Also, during the six months ended June 30, 2012, approximately $25.9 million was reclassified from restricted to unrestricted cash due to a reduction in the amount of proceeds that were required to be held by our credit card processor as collateral.

Net cash used in investing activities was $175.0 million and $177.2 million for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, the cash used in investing activities consisted of payments of $245.1 million for purchases of property and equipment and pre-delivery deposits for aircraft and engines, partially offset by proceeds of $70.1 million from the refund of pre-delivery deposits in connection with the purchase assignments of two of our Airbus A330-200 aircraft.  During the six months ended June 30, 2012, the cash used in investing activities consisted of payments of $211.7 million for purchases of property and equipment and pre-delivery deposits for aircraft and engines, partially offset by proceeds of $34.5 million from the refund of pre-delivery deposits in connection with the purchase assignment of an Airbus A330-200 aircraft.

Net cash provided by financing activities was $78.6 million and $109.8 million for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, we received $132.0 million from two term loans that was used to finance a portion of the purchase price of two Airbus A330-200 aircraft that we acquired in 2013, which was offset by $28.2 million in repayments of long-term debt and capital lease obligations, debt issuance payments of $10.7 million, and a $16.0 million collateral payment that was made in connection with the issuance of the EETCs.  During the six months ended June 30, 2012, we received $133.0 million from two term loans that was used to finance a portion of the purchase price of two Airbus A330-200 aircraft that we acquired in March and April 2012, partially offset by $21.7 million in repayments of long-term debt and capital lease obligations and debt issuance costs of $2.4 million.

In May 2013, Hawaiian created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $444.5 million, will be used to purchase equipment notes to be issued by Hawaiian in the future to finance the purchase of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014. Hawaiian has not yet issued any of the equipment notes or received any of the proceeds raised by the pass-through trusts. Hawaiian expects to issue the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian expects to record the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds are expected to be used to fund the acquisition of new aircraft.

Capital Commitments

As of June 30, 2013, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates

A330-200 aircraft	9	3	Between 2013 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
ATR42 aircraft	1	—	In 2013
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $126 million for the remainder of 2013, $421 million in 2014, $246 million in 2015, $148 million in 2016, $494 million in 2017 and $1.1 billion thereafter.

For the remainder of 2013, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $35 million to $45 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have a material adverse effect on our operations.

We secured financing of $444.5 million through the EETC offering in May 2013, the proceeds of which will provide financial support for the purchase price of six Airbus A330-200 aircraft deliveries, commencing in November 2013 through October 2014.  In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions.  See Note 9 for further detail regarding the EETC financing, our aircraft facilities and lease commitments.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of June 30, 2013, we were in compliance with these covenants.  If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million at June 30, 2013 and December 31, 2012.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also result in an increase in the required level of restricted cash.  If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could also result in a covenant violation under other debt or lease requirements and have a material adverse impact on our operations.

Pension and Postemployment Benefit Plan Funding

We contributed $4.0 million and $6.7 million to our defined benefit and other postretirement plans during the three and six months ended June 30, 2013, respectively, and expect to contribute an additional required minimum of $8.0 million during the remainder of 2013.  Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2013 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2013	2014 - 2015	2016 - 2017	2018 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$998,110	$108,078	$193,684	$265,680	$430,668
Operating leases—aircraft and related equipment (2)	714,321	49,722	192,740	158,192	313,667
Operating leases—non-aircraft	45,942	2,658	10,139	9,824	23,321
Purchase commitments - Capital (3)	2,539,973	125,599	667,030	641,648	1,105,696
Purchase commitments - Operating (4)	424,988	24,958	94,916	71,851	233,263
Projected employee benefit contributions (5)	36,413	8,000	28,413	—	—
Total contractual obligations	$4,759,747	$319,015	$1,186,922	$1,147,195	$2,106,615

(1)                                 Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of June 30, 2013. Amount reflects capital lease obligations for one Airbus A330-200 aircraft and two Boeing 717 aircraft.

(2)                                 Amounts reflect leases for six Airbus A330-200 aircraft, eight Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of June 30, 2013.

(3)                                 Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of 9 wide-body Airbus A330-200 aircraft, 16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, one ATR42 turboprop aircraft, four Rolls Royce spare engines and two Pratt and Whitney spare engines. We have secured financing of $444.5 million, from the EETC financing for a portion of the purchase price of six Airbus A330-200 aircraft deliveries, commencing in November 2013 through October 2014.

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

Non-GAAP Financial Measures

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

•                  We believe it is the basis by which we are evaluated by industry analysts and investors;

•                  These measures are often used in management and board of directors decision making analysis;

•                  It improves a reader’s ability to compare our results to other airlines; and

•                  It is consistent with how we present information in our quarterly earnings press releases.

Economic Fuel Expense

See table below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts for the three and six months ended June 30, 2013 and 2012 (in thousands unless otherwise indicated).

	Three Months ended June 30,				Six Months ended June 30,
	2013		2012		2013		2012
	Net Income	Diluted net income per share	Net Income	Diluted net income per share	Net Loss	Diluted net loss per share	Net Income	Diluted net income per share

As reported - GAAP	$11,316	$0.21	$3,904	$0.07	$(5,829)	$(0.11)	$11,162	$0.21
Less: unrealized losses on fuel derivative contracts, net of tax	(1,300)	(0.03)	(7,769)	(0.15)	(3,619)	(0.07)	(3,764)	(0.07)
Reflecting economic fuel expense	$12,616	$0.24	$11,673	$0.22	$(2,210)	$(0.04)	$14,926	$0.28

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel for the three and six months ended June 30, 2013 and 2012. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, for the three and six months ended June 30, 2013 and 2012 are summarized in the table below:

	Three Months ended June 30,				Six Months ended June 30,
	2013		2012		2013		2012

GAAP operating expenses	$496,537		$455,223		$999,217		$877,817
Less: aircraft fuel, including taxes and delivery	169,223		150,465		343,712		290,783
Adjusted operating expenses - excluding aircraft fuel	$327,314		$304,758		$655,505		$587,034

Available Seat Miles	4,215,893		3,487,042		8,181,671		6,628,383

CASM - GAAP	11.78	¢	13.05	¢	12.21	¢	13.24	¢
Less: aircraft fuel	4.02		4.31		4.20		4.38
CASM - excluding aircraft fuel	7.76	¢	8.74	¢	8.01	¢	8.86	¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 34.1% and 34.4% of our operating expenses for the three and six months ended June 30, 2013, respectively, and 33.1% of our operating expenses for the three and six months ended June 30, 2012.  Based on gallons expected to be consumed for the remainder of 2013, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.1 million.

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

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of June 30, 2013, the fair value of these fuel derivative agreements reflected a net asset of $3.3 million that is recorded in prepaid expenses and other and a net asset of $1.4 million that is recorded in long-term prepayments and other in the unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits.  Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 6 to our Consolidated Financial Statements included in our current report on Form 8-K filed on March 14, 2013 and Note 6 of this Quarterly Report on Form 10-Q.

At June 30, 2013, we had $125.0 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.1932%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts.  Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of June 30, 2013, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2013, we had $641.9 million of fixed-rate debt including aircraft capital lease obligations, a convertible note and facility agreements for aircraft purchases.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $3.7 million as of June 30, 2013.

In December 2012, we entered into an agreement to issue fixed-rate debt to finance a portion of the purchase price of an Airbus A330-200 aircraft.  The interest rate associated with this debt agreement was fixed in June 2013 and was based on a market index rate.  Between the time the agreement was executed and the interest rate was fixed — a period of six months — we were exposed to interest rate risk in the event the applicable market index rate significantly increased.

In April 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft.  The interest rate associated with this debt is based on a market index rate.

To limit our exposure to significant increases in the applicable market index rates for both the fixed-rate and variable-rate debt, we entered into a forward starting interest swap agreements.  These instruments are designated as cash flow hedges under ASC 815.  See Note 5 for further discussion over our interest rate swap hedges.

In June 2013, we terminated the interest rate swap used to hedge the variability of the fixed-rate debt, which resulted in a realized gain of $0.7 million.  This gain will reduce the future interest expense over the life of this the debt.

A hypothetical 10 percent decrease in the swap rate as of June 30, 2013 will not have a material impact on interest expense related to the variable-rate debt for the remainder of 2013.  As of December 31, 2012, we did not have any interest rate hedges.

Foreign Currency

We generate revenues and incur expenses in foreign currencies.  Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.  Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar.  Based on expected 2013 revenues and expenses dominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $1.7 million and $4.6 million, respectively, which includes the offset of the hedges discussed below.  This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies.  This disparity is the primary factor in our exposure to foreign currencies.

The aforementioned foreign currency forwards were designated as cash flow hedges under ASC 815.  As of June 30, 2013, the fair value of our foreign currency forwards reflected a net asset of $9.6 million that is recorded in prepaid expenses and other, and a net liability of $0.1 million recorded in other liabilities and deferred credits in the unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the second quarter ended June 30, 2013 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our 2012 Annual Report and Part II, Item 1A., “Risk Factors,” of our Form 10-Q for the quarter ended March 31, 2013 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition. The disclosure below includes updates to certain risk factor disclosures included in the 2012 Annual Report and our Form 10-Q for the quarter ended March 31, 2013, which are in addition to, and not in lieu of, those contained in those documents.

Our substantial debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

At December 31, 2012, our total debt, less debt discount, was $554.6 million, of which $489.8 million was fixed-rate debt. At June 30, 2013, our total debt, less debt discount, was $664.0 million, of which $539.0 million was fixed-rate debt. Our fixed-rate debt primarily consists of facility agreements for our aircraft purchases.

In May 2013, Hawaiian closed an offering of EETCs, which will provide $444.5 million in fixed-rate financing through October 2014, and is expected to mature in January 2026.  The commitment to incur this debt may adversely affect our ability to secure additional, affordable financing in the future on acceptable terms or at all, which will impact our ability to fund our working capital, capital expenditures, acquisitions or other general purpose needs.

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

4.1

Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.2

Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.3

Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.4

Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.5

Trust Supplement No. 2013-1B-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.6

Revolving Credit Agreement (2013-1A), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.7

Revolving Credit Agreement (2013-1B), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.8

Intercreditor Agreement, dated as of May 29, 2013, among Wilmington Trust, National Association, as trustee, Natixis S.A., acting via its New York Branch, as liquidity provider, and Wilmington Trust, National Association, as subordination agent and trustee (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.9

Deposit Agreement (Class A), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.10

Deposit Agreement (Class B), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.11

Escrow and Paying Agent Agreement (Class A), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.12

Escrow and Paying Agent Agreement (Class B), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.13

Note Purchase Agreement, dated as of May 29, 2013, among Hawaiian Airlines, Inc., Wilmington Trust, National Association, as trustee, Wilmington Trust, National Association, as subordination agent, Wells Fargo Bank Northwest, National Association, as escrow agent, and Wilmington Trust, National Association, as paying agent (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.14

Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and trustee) (Exhibit B to Note Purchase Agreement) (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.15

Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee and securities intermediary) (Exhibit C to Note Purchase Agreement) (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.16	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.17	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

4.18	Guarantee, dated as of May 29, 2013, from Hawaiian Holdings, Inc. (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

12	Computation of ratio of earning to fixed charges for the three and six months ended June 30, 2013 and 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Previously filed; incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

July 25, 2013	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer