Form 10-Q
period 2013-09-30
HAWAIIAN HOLDINGS INC
filed 2013-10-24
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 18, 2013, 52,387,065 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)
Operating Revenue:
Passenger	$543,315	$497,243	$1,464,715	$1,326,306
Other	55,983	52,079	159,265	143,061
Total	599,298	549,322	1,623,980	1,469,367

Operating Expenses:
Aircraft fuel, including taxes and delivery	181,334	165,762	525,046	456,545
Wages and benefits	112,150	93,438	318,269	280,261
Aircraft rent	27,575	25,626	81,879	73,712
Maintenance materials and repairs	51,705	44,150	160,000	137,271
Aircraft and passenger servicing	31,080	28,859	89,367	74,859
Commissions and other selling	32,288	31,028	98,285	89,055
Depreciation and amortization	22,092	22,983	60,993	63,687
Other rentals and landing fees	21,996	22,520	60,773	63,486
Other	44,644	40,023	129,469	113,330
Total	524,864	474,389	1,524,081	1,352,206

Operating Income	74,434	74,933	99,899	117,161

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(13,479)	(11,975)	(37,019)	(31,745)
Interest income	173	96	426	477
Capitalized interest	3,005	2,579	9,336	7,328
Gains (losses) on fuel derivatives	2,536	6,508	(10,931)	(2,495)
Other, net	749	1,662	(3,457)	1,245
Total	(7,016)	(1,130)	(41,645)	(25,190)

Income Before Income Taxes.	67,418	73,803	58,254	91,971

Income tax expense	26,814	28,320	23,479	35,326

Net Income .	$40,604	$45,483	$34,775	$56,645

Net Income Per Common Stock Share:
Basic	$0.78	$0.88	$0.67	$1.11
Diluted	$0.76	$0.86	$0.65	$1.08

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,
	2013	2012
	(unaudited)
Net Income	$40,604	$45,483

Other comprehensive income, net:
Net change related to employee benefit plans, net of tax of $ 899 for 2013	1,381	1,863
Net change in derivative instruments, net of tax of $2,610 for 2013	(4,465)	—
Total other comprehensive income, net	(3,084)	1,863
Total Comprehensive Income, net	$37,520	$47,346

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
Net Income	$34,775	$56,645

Other comprehensive income, net:
Net change related to employee benefit plans, net of tax of $3,034 and $1,217 for 2013 and 2012, respectively	3,347	4,120
Net change in derivative instruments, net of tax of $1,942 for 2013	2,991	—
Total other comprehensive income, net	6,338	4,120
Total Comprehensive Income, net	$41,113	$60,765

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

(in thousands, except shares)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$441,398	$405,880
Restricted cash	19,434	5,000
Total cash, cash equivalents and restricted cash	460,832	410,880
Accounts receivable, net of allowance for doubtful accounts of $187 and $371 as of September 30, 2013 and December 31, 2012, respectively	79,258	80,750
Spare parts and supplies, net	20,857	27,552
Deferred tax assets, net	19,983	17,675
Prepaid expenses and other	35,347	35,001
Total	616,277	571,858

Property and equipment, less accumulated depreciation and amortization of $307,556 and $249,495 as of September 30, 2013 and December 31, 2012, respectively	1,256,466	1,068,718

Other Assets:
Long-term prepayments and other	88,323	55,629
Restricted cash	1,566	—
Deferred tax assets, net	5,357	36,376
Intangible assets, net of accumulated amortization of $175,070 and $173,090 as of September 30, 2013 and December 31, 2012, respectively	24,600	26,580
Goodwill	106,663	106,663
Total Assets	$2,099,252	$1,865,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,145	$82,084
Air traffic liability	452,599	388,646
Other accrued liabilities	90,431	74,828
Current maturities of long-term debt and capital lease obligations	110,960	108,232
Total	742,135	653,790

Long-Term Debt, less discount, and Capital Lease Obligations.	651,778	553,009

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	350,407	352,460
Other liabilities and deferred credits	40,438	37,963
Total	390,845	390,423

Commitments and Contingencies

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value per share, 52,382,986 and 51,439,934 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	524	514
Capital in excess of par value	269,623	264,854
Accumulated income	152,063	117,288
Accumulated other comprehensive loss, net	(107,716)	(114,054)
Total	314,494	268,602
Total Liabilities and Shareholders’ Equity	$2,099,252	$1,865,824

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(unaudited)
Net cash provided by Operating Activities	$207,475	$249,394

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(232,717)	(215,950)
Net cash used in investing activities	(232,717)	(215,950)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	2,376	1,263
Long-term borrowings	132,000	133,000
Repayments of long-term debt and capital lease obligations	(45,200)	(35,219)
Debt issuance costs	(12,416)	(3,118)
Change in restricted cash	(16,000)	—
Net cash provided by financing activities	60,760	95,926

Net increase in cash and cash equivalents	35,518	129,370

Cash and cash equivalents - Beginning of Period	405,880	304,115

Cash and cash equivalents - End of Period	$441,398	$433,485

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Summary of Significant Accounting Policies

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company for the fiscal year ended December 31, 2012, which is included in the Company’s current Report on Form 8-K filed on March 14, 2013.

In October 2013, Hawaiian entered into a co-branded credit card agreement, which will allow the sale of frequent flyer miles to a third party financial institution beginning in 2014.  The agreement will be a multiple-element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which became effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  The Company does not apply the provisions of ASU 2009-13 to its existing co-branded credit card agreements.  The Company is currently evaluating the financial statement impact of applying ASU 2009-13 to this new agreement.

2. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2013 were as follows:

	Amounts reclassified from accumulated		Affected line items
	other comprehensive loss for the		in the statement where
Details about accumulated other comprehensive	Three Months ended	Nine Months ended	net income
loss components	September 30, 2013	September 30, 2013	is presented
	(in thousands)

Derivatives designated as hedging instruments under ASC 815

Foreign currency derivative gains, net	$(3,005)	$(6,395)	Passenger revenue
Interest rate derivative losses, net	217	440	Interest expense
Total before tax	(2,788)	(5,955)
Tax expense	1,025	2,226
Total, net of tax	$(1,763)	$(3,729)
Amortization of defined benefit pension items
Actuarial loss	$2,281	$6,384	Wages and benefits
Prior service credit	(1)	(3)	Wages and benefits
Total before tax	2,280	6,381
Tax benefit	(899)	(3,034)
Total, net of tax	$1,381	$3,347

Total reclassifications for the period	$(382)	$(382)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and nine months ended September 30, 2013 were as follows:

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension
Three Months ended September 30, 2013	Derivatives	Derivatives	Items	Total
	(in thousands)

Beginning balance	$766	$6,690	$(112,088)	$(104,632)
Other comprehensive loss before reclassifications, net of tax	(220)	(2,482)	—	(2,702)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	135	(1,898)	1,381	(382)
Net current-period other comprehensive income (loss)	(85)	(4,380)	1,381	(3,084)
Ending balance	$681	$2,310	$(110,707)	$(107,716)

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension
Nine Months ended September 30, 2013	Derivatives	Derivatives	Items	Total
	(in thousands)

Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income before reclassifications, net of tax	409	6,311	—	6,720

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	272	(4,001)	3,347	(382)
Net current-period other comprehensive income	681	2,310	3,347	6,338
Ending balance	$681	$2,310	$(110,707)	$(107,716)

3. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(in thousands, except for per share data)
Numerator:

Net Income	$40,604	$45,483	$34,775	$56,645

Denominator:

Weighted average common stock shares outstanding - Basic	52,303	51,444	51,994	51,246
Assumed exercise of equity awards	1,209	1,179	1,166	1,217
Weighted average common stock shares outstanding - Diluted	53,512	52,623	53,160	52,463

Net Income per common share:
Basic	$0.78	$0.88	$0.67	$1.11
Diluted	$0.76	$0.86	$0.65	$1.08

The table below summarizes those common stock equivalents excluded from the computation of diluted earnings per share because the awards were antidilutive.

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	—	83	522	90
Deferred stock	—	—	58	—
Restricted stock	1,031	607	1,494	664
Convertible notes (1)	10,943	10,943	10,943	10,943
Warrants	10,943	10,943	10,943	10,943

(1)         In March 2011, the Company entered into a financing transaction which included the sale of convertible notes, purchase of convertible note hedges, and the sale of warrants.  These weighted common stock equivalents were excluded from the computation of diluted earnings per share because their conversion price of $7.88 per share for the convertible notes and $10.00 for the warrants exceeded the average market price of the common stock during these periods, and the effect of their inclusion would be antidilutive. However, these securities could be dilutive in future periods.  The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share.

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

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$303,816	$303,816	$—	$—
Restricted cash	21,000	21,000	—	—
Fuel derivative contracts	6,717	—	6,717	—
Foreign currency derivatives	4,856	—	4,856	—
Interest rate derivative	457	—	457	—
Total assets measured at fair value	$336,846	$324,816	$12,030	$—

Fuel derivative contracts	$736	$—	$736	$—
Foreign currency derivatives	2,675	—	2,675	—
Negative arbitrage derivative	12,865	—	—	12,865
Total liabilities measured at fair value	$16,276	$—	$3,411	$12,865

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$304,159	$304,159	$—	$—
Fuel derivative contracts	13,094	—	13,094	—
Total assets measured at fair value	$317,253	$304,159	$13,094	$—

Fuel derivative contracts	$397	$—	$397	$—
Total liabilities measured at fair value	$397	$—	$397	$—

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

Negative arbitrage derivative.  The Company’s negative arbitrage derivative represents the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates during the periods prior to the issuance of the related equipment notes, and is valued based primarily on the discounted amount of future cash flows using the appropriate rate of borrowing.  Changes to those discount rates would be unlikely to cause material changes in the fair value of the negative interest arbitrage derivative (refer to Notes 5 and 9 for more information).  The table below presents disclosures about the activity for the Company’s “Level 3” financial liability:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2013
	(in thousands)
Beginning balance	$12,865	$—
Enhanced equipment trust certificates activity	—	12,865
Ending balance	$12,865	$12,865

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value as of September 30, 2013 and December 31, 2012:

Fair Value of Debt
September 30, 2013					December 31, 2012
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)					(in thousands)
$649,976	$655,093	$—	$88,517	$566,576	$554,568	$547,943	$—	$81,091	$466,852

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments.  During the three and nine months ended September 30, 2013, the Company primarily used Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil).  These derivative instruments were not designated as hedges under ASC 815 for hedge accounting treatment.  As a result, changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount and location of realized and unrealized gains and losses that were recognized during the three and nine months ended September 30, 2013 and 2012, and where those gains and losses were recorded in the unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Fuel derivative contracts	(in thousands)
Losses realized at settlement	$(3,790)	$(1,589)	$(11,226)	$(4,318)
Reversal of prior period unrealized amounts	4,278	3,050	5,472	2,324
Unrealized gains (losses) on conracts that will settle in future periods	2,048	5,047	(5,177)	(501)
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$2,536	$6,508	$(10,931)	$(2,495)

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

The Company did not record any ineffectiveness during the quarter ended September 30, 2013.  The Company believes that its derivative contract will continue to be effective in offsetting changes in cash flow attributable to the hedged risk.  The Company reclassified net losses from AOCI to interest expense of $0.2 million during the quarter ended September 30, 2013.  The Company expects to reclassify a net loss of approximately $0.8 million into earnings over the next 12 months from AOCI based on the values at September 30, 2013.

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

The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk.  The Company reclassified gains from AOCI to passenger revenue of $3.0 million in the quarter ended September 30, 2013. The Company expects to reclassify a net gain of approximately $4.0 million into earnings over the next 12 months from AOCI based on the values at September 30, 2013.

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

Negative Arbitrage Derivative

In May 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of enhanced equipment trust certificates.  As of September 30, 2013, the Company has not yet received any of the proceeds raised by the pass-through trusts.  However, in accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds.  The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate.  This variability requires the Company’s obligation to the trusts to be recognized as a derivative in the Company’s unaudited Consolidated Financial Statements.  See Note 9 for additional information related to the Company’s enhanced equipment trust certificates.

The following table summarizes the accounting treatment of the Company’s derivative contracts:

Classification of Unrealized Gains (Losses)
Derivative Type	Accounting Designation	Classification of Gains and Losses	Effective Portion	Ineffective Portion
Interest rate contracts	Designated as cash flow hedges	Interest expense and amortization of debt discounts and issuance costs	AOCI	Nonoperating income (expense)
Foreign currency exchange contracts	Designated as cash flow hedges	Passenger revenue	AOCI	Nonoperating income (expense)
Fuel hedge contracts	Not designated as hedges	Gains (losses) on fuel derivatives	Change in fair value of hedge is recorded in nonoperating income (expense)
Foreign currency exchange contracts	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value of hedge is recorded in nonoperating income (expense)
Negative arbitrage	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value of derivative is recorded in nonoperating income (expense)

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the location of the asset and liability balances within the unaudited Consolidated Balance Sheets.  The tables also present the gross and net derivative positions as of September 30, 2013 and December 31, 2012.

Derivative position as of September 30, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)			(in thousands)

Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$67,000 U.S. dollars	April 2023	$82	$—	$82
	Long-term prepayments and other (1)			375	—	375
Foreign currency derivatives	Prepaid expenses and other	12,036,740 Japanese Yen 9,144,358 Korean Won 71,051 Australian Dollars 8,689 New Zealand Dollars	September 2014	4,372	(2,204)	2,168
	Other liabilities and deferred credits (2)	1,713,861 Japanese Yen 13,204 Australian Dollars	February 2015	58	(197)	(139)

Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	6,180 Japanese Yen 58 Australian Dollars	September 2014	426	(274)	152
Fuel derivative contracts	Prepaid expenses and other	91,350 gallons	September 2014	5,573	(589)	4,984
	Long-term prepayments and other (3)	9,240 gallons	January 2015	1,144	(147)	997
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	October 2014	—	(12,250)	(12,250)
	Other liabilities and deferred credits (4)			—	(615)	(615)

(1)         Represents the noncurrent portion of the $67 million interest rate derivative with final maturity in April 2023.

(2)         Represents the noncurrent portion of the foreign currency derivatives with final maturities in February 2015.

(3)         Represents the noncurrent portion of the fuel derivatives with final maturity in January 2015.

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

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012.

	Loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012	2013	2012

Foreign currency derivatives	$3,960	$—	$(3,005)	$—	$—	$—
Interest rate derivatives	82	—	217	—	—	—

	Gain recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		Gain recognized in nonoperating (income) expense (ineffective portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012

Foreign currency derivatives	$(10,204)	$—	$(6,395)	$—	$(61)	$—
Interest rate derivatives	(929)	—	440	—	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty, or present such amounts on a gross basis.  In the event the price of the underlying financial derivative decreases, counterparties may require the Company to post collateral.  The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including the collateral posted with the counterparty.  The Company had no collateral posted with its counterparties as of September 30, 2013 or December 31, 2012.

6.  Debt

In 2013, the Company borrowed $132.0 million through two separate secured loan agreements to finance a portion of the purchase price of two Airbus A330-200 aircraft that Hawaiian took delivery of during the second quarter of 2013.  These loan agreements have a term of 10 years with quarterly principal and interest payments.  One of the loan agreements, with a principal borrowing of $67.0 million, bears interest under a variable-rate (3.87% at September 30, 2013) and requires a $7 million balloon payment due at maturity.  The second loan agreement, with a principal borrowing of $65.0 million, bears interest under a fixed-rate (5.74%) and requires a $10 million balloon payment due at maturity.

As of September 30, 2013, the scheduled maturities of long-term debt over the next five years, and thereafter, were as follows (in thousands):

Remaining months in 2013	$66,299
2014	48,236
2015	50,410
2016	137,153
2017	53,317
Thereafter	305,278
$660,693

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

During 2013, the Company took delivery of two Airbus A330-200 aircraft under operating leases with lease terms of 12 years with an option to extend for an additional two years.

As of September 30, 2013, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable basic terms of more than one year were as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining months in 2013	$3,450	$496	$24,469	$1,098
2014	13,803	1,159	96,673	4,194
2015	13,803	1,190	96,067	3,920
2016	13,803	1,223	79,357	3,725
2017	13,803	1,179	78,835	3,088
Thereafter	73,347	11,972	313,667	24,970
	132,009	17,219	$689,068	$40,995
Less amounts representing interest	(31,397)	(5,069)
Present value of minimum capital lease payments	$100,612	$12,150

8. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans for the three and nine months ended September 30, 2013 and 2012, included the following:

Components of Net Periodic	Three months ended September 30,		Nine months ended September 30,
Benefit Cost	2013	2012	2013	2012
	(in thousands)
Service cost	$4,473	$3,363	$11,676	$10,013
Interest cost	6,340	6,876	18,939	20,588
Expected return on plan assets	(4,065)	(4,022)	(12,196)	(12,048)
Recognized net actuarial loss	2,280	1,863	6,381	5,338
Net periodic benefit cost	$9,028	$8,080	$24,800	$23,891

The Company made contributions of $11.9 million and $18.6 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2013, respectively, satisfying the Company’s required contributions for 2013.

9. Commitments and Contingent Liabilities

Commitments

As of September 30, 2013, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

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

Committed capital and operating expenditures include escalation and variable amounts based on estimates.  The gross committed expenditures and committed financings for those deliveries during the remainder of 2013 and the next four years, and thereafter, are detailed below:

				Less: Committed
			Total Commited	Financing for Upcoming	Net Committed
	Capital	Operating	Expenditures	Aircraft Deliveries*	Expenditures
	(in thousands)
Remaining months in 2013	$90,486	$12,081	$102,567	$76,110	$26,457
2014	421,472	49,865	471,337	368,430	102,907
2015	245,589	47,445	293,034	—	293,034
2016	147,824	36,270	184,094	—	184,094
2017	493,824	35,581	529,405	—	529,405
Thereafter	1,105,696	233,263	1,338,959	—	1,338,959

	$2,504,891	$414,505	$2,919,396	$444,540	$2,474,856

*                                         See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Enhanced Equipment Trust Certificates (EETC)

In May 2013, Hawaiian created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The proceeds of the issuance of the Class A and Class B pass-through certificates, which amounted to $444.5 million, will be used to purchase equipment notes to be issued by Hawaiian in the future to finance the purchase of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014.  The equipment notes will be secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes will be fully and unconditionally guaranteed by the Company. Hawaiian has not yet received any of the proceeds raised by the pass-through trusts. The Company expects to issue the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian will record the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. The proceeds are expected to be used to fund the acquisition of new aircraft. In connection with this transaction, Hawaiian was required to deposit $16.0 million into a collateral account.  The funds held in this account are under the control of a third party.  Accordingly, these funds are classified as restricted cash in the Company’s unaudited Consolidated Balance Sheets.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at September 30, 2013 and December 31, 2012.

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

10. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$11,840	$111,921

11. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 11 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 9, the Company (which is also referred to in this Note 11 as Parent Issuer / Guarantor), will fully and unconditionally guarantee the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes to be issued by Hawaiian in the future to purchase new aircraft.

Also, in accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to report condensed financial information as a result of limitations on the ability of Hawaiian to pay dividends or advances to the Company included in Hawaiian’s debt agreements.  The Company’s condensed consolidating financial information satisfies this requirement.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating Revenue	$—	$599,361	$(3)	$(60)	$599,298

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	181,334	—	—	181,334
Wages and benefits	—	112,150	—	—	112,150
Aircraft rent	—	27,575	—	—	27,575
Maintenance materials and repairs	—	51,705	—	—	51,705
Aircraft and passenger servicing	—	31,080	—	—	31,080
Commissions and other selling	—	32,302	—	(14)	32,288
Depreciation and amortization	—	22,092	—	—	22,092
Other rentals and landing fees	—	21,996	—	—	21,996
Other	1,072	43,530	88	(46)	44,644
Total	1,072	523,764	88	(60)	524,864
Operating Income (Loss)	(1,072)	75,597	(91)	—	74,434

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	42,686	—	—	(42,686)	—
Interest expense and amortization of debt discounts and issuance costs	(2,207)	(11,272)	—	—	(13,479)
Interest income	27	146	—	—	173
Capitalized interest	—	3,005	—	—	3,005
Gains on fuel derivatives	—	2,536	—	—	2,536
Other, net	—	749	—	—	749
Total	40,506	(4,836)	—	(42,686)	(7,016)
Income (Loss) Before Income Taxes	39,434	70,761	(91)	(42,686)	67,418
Income tax expense (benefit)	(1,170)	27,984	—	—	26,814
Net Income (Loss)	$40,604	$42,777	$(91)	$(42,686)	$40,604

Comprehensive Income (Loss)	$37,520	$39,693	$(91)	$(39,602)	$37,520

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$549,365	$9	$(52)	$549,322
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	165,762	—	—	165,762
Wages and benefits	—	93,438	—	—	93,438
Aircraft rent	—	25,626	—	—	25,626
Maintenance materials and repairs	—	44,150	—	—	44,150
Aircraft and passenger servicing	—	28,859	—	—	28,859
Commissions and other selling	—	31,037	—	(9)	31,028
Depreciation and amortization	—	22,983	—	—	22,983
Other rentals and landing fees	—	22,520	—	—	22,520
Other	1,484	38,560	22	(43)	40,023
Total	1,484	472,935	22	(52)	474,389
Operating Income (Loss)	(1,484)	76,430	(13)	—	74,933
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	47,791	—	—	(47,791)	—
Interest expense and amortization of debt discounts and issuance costs	(2,105)	(9,870)	—	—	(11,975)
Interest income	30	66	—	—	96
Capitalized interest	—	2,579	—	—	2,579
Gains on fuel derivatives	—	6,508	—	—	6,508
Other, net	—	1,662	—	—	1,662
Total	45,716	945	—	(47,791)	(1,130)
Income (Loss) Before Income Taxes	44,232	77,375	(13)	(47,791)	73,803
Income tax expense (benefit)	(1,251)	29,571	—	—	28,320
Net Income (Loss)	$45,483	$47,804	$(13)	$(47,791)	$45,483

Comprehensive Income (Loss)	$47,346	$49,667	$(13)	$(49,654)	$47,346

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,623,602	$634	$(256)	$1,623,980
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	525,046	—	—	525,046
Wages and benefits	—	318,269	—	—	318,269
Aircraft rent	—	81,879	—	—	81,879
Maintenance materials and repairs	—	160,000	—	—	160,000
Aircraft and passenger servicing	—	89,367	—	—	89,367
Commissions and other selling	—	98,333	—	(48)	98,285
Depreciation and amortization	—	60,993	—	—	60,993
Other rentals and landing fees	—	60,773	—	—	60,773
Other	6,557	122,837	283	(208)	129,469
Total	6,557	1,517,497	283	(256)	1,524,081
Operating Income (Loss)	(6,557)	106,105	351	—	99,899
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	43,310	—	—	(43,310)	—
Interest expense and amortization of debt discounts and issuance costs	(6,475)	(30,544)	—	—	(37,019)
Interest income	91	335	—	—	426
Capitalized interest	—	9,336	—	—	9,336
Losses on fuel derivatives	—	(10,931)	—	—	(10,931)
Other, net	—	(3,457)	—	—	(3,457)
Total	36,926	(35,261)	—	(43,310)	(41,645)
Income Before Income Taxes	30,369	70,844	351	(43,310)	58,254
Income tax expense (benefit)	(4,406)	27,885	—	—	23,479
Net Income	$34,775	$42,959	$351	$(43,310)	$34,775

Comprehensive Income	$41,113	$49,297	$351	$(49,648)	$41,113

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,469,539	$32	$(204)	$1,469,367
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	456,545	—	—	456,545
Wages and benefits	—	280,261	—	—	280,261
Aircraft rent	—	73,712	—	—	73,712
Maintenance materials and repairs	—	137,271	—	—	137,271
Aircraft and passenger servicing	—	74,859	—	—	74,859
Commissions and other selling	—	89,088	—	(33)	89,055
Depreciation and amortization	—	63,687	—	—	63,687
Other rentals and landing fees	—	63,486	—	—	63,486
Other	3,882	109,526	93	(171)	113,330
Total	3,882	1,348,435	93	(204)	1,352,206
Operating Income (Loss)	(3,882)	121,104	(61)	—	117,161
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	63,120	—	—	(63,120)	—
Interest expense and amortization of debt discounts and issuance costs	(6,201)	(25,544)	—	—	(31,745)
Interest income	88	389	—	—	477
Capitalized interest	—	7,328	—	—	7,328
Losses on fuel derivatives	—	(2,495)	—	—	(2,495)
Other, net	—	1,245	—	—	1,245
Total	57,007	(19,077)	—	(63,120)	(25,190)
Income (Loss) Before Income Taxes	53,125	102,027	(61)	(63,120)	91,971
Income tax expense (benefit)	(3,520)	38,846	—	—	35,326
Net Income (Loss)	$56,645	$63,181	$(61)	$(63,120)	$56,645

Comprehensive Income (Loss)	$60,765	$67,301	$(61)	$(67,240)	$60,765

Condensed Consolidating Balance Sheets

September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,311	$352,115	$4,972	$—	$441,398
Restricted cash	—	19,434	—	—	19,434
Accounts receivable, net	2,032	77,046	278	(98)	79,258
Spare parts and supplies, net	—	20,857	—	—	20,857
Deferred tax assets, net	411	19,572	—	—	19,983
Prepaid expenses and other	3	35,344	—	—	35,347
Total	86,757	524,368	5,250	(98)	616,277
Property and equipment at cost	—	1,533,121	30,901	—	1,564,022
Less accumulated depreciation and amortization	—	(307,556)	—	—	(307,556)
Property and equipment, net	—	1,225,565	30,901	—	1,256,466
Long-term prepayments and other	1,302	87,021	—	—	88,323
Restricted cash	—	1,566	—	—	1,566
Deferred tax assets, net	13,106	—	—	(7,749)	5,357
Goodwill and other intangible assets, net	—	131,263	—	—	131,263
Intercompany receivable	26,506	—	—	(26,506)	—
Investment in consolidated subsidiaries	263,378	—	—	(263,378)	—
TOTAL ASSETS	$391,049	$1,969,783	$36,151	$(297,731)	$2,099,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$802	$87,327	$114	$(98)	$88,145
Air traffic liability	—	451,422	1,177	—	452,599
Other accrued liabilities	220	90,211	—	—	90,431
Current maturities of long-term debt and capital lease obligations	—	110,960	—	—	110,960
Total	1,022	739,920	1,291	(98)	742,135
Long-term debt, less discount, and capital lease obligations	75,533	576,245	—	—	651,778
Intercompany payable	—	26,506	—	(26,506)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	350,407	—	—	350,407
Other liabilities and deferred credits	—	40,438	—	—	40,438
Deferred tax liabilities, net	—	7,749	—	(7,749)	—
Total	—	398,594	—	(7,749)	390,845
Shareholders’ Equity	314,494	228,518	34,860	(263,378)	314,494
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$391,049	$1,969,783	$36,151	$(297,731)	$2,099,252

Condensed Consolidating Balance Sheets

December 31, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,626	$303,967	$18,287	$—	$405,880
Restricted cash	—	5,000	—	—	5,000
Accounts receivable, net	2,032	78,949	13	(244)	80,750
Spare parts and supplies, net	—	27,552	—	—	27,552
Deferred tax assets, net	704	16,971	—	—	17,675
Prepaid expenses and other	—	35,001	—	—	35,001
Total	86,362	467,440	18,300	(244)	571,858
Property and equipment at cost	—	1,299,757	18,456	—	1,318,213
Less accumulated depreciation and amortization	—	(249,495)	—	—	(249,495)
Property and equipment, net	—	1,050,262	18,456	—	1,068,718
Long-term prepayments and other	1,695	53,934	—	—	55,629
Deferred tax assets, net	8,439	27,937	—	—	36,376
Goodwill and other intangible assets, net	—	133,243	—	—	133,243
Intercompany receivable	33,110	—	—	(33,110)	—
Investment in consolidated subsidiaries	213,275	—	—	(213,275)	—
TOTAL ASSETS	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292	$81,758	$278	$(244)	$82,084
Air traffic liability	—	386,677	1,969	—	388,646
Other accrued liabilities	1,310	73,518	—	—	74,828
Current maturities of long-term debt and capital lease obligations	—	108,232	—	—	108,232
Total	1,602	650,185	2,247	(244)	653,790
Long-term debt, less discount, and capital lease obligations	72,677	480,332	—	—	553,009
Intercompany payable	—	33,110	—	(33,110)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	352,460	—	—	352,460
Other liabilities and deferred credits	—	37,963	—	—	37,963
Total	—	390,423	—	—	390,423
Shareholders’ equity	268,602	178,766	34,509	(213,275)	268,602
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

The Company reduced the Parent Issuer / Guarantor’s Investment in consolidated subsidiaries and Shareholders’ equity by $29,015 (in thousands) as of December 31, 2012 to correctly classify the Parent Issuer / Guarantor’s Investment in consolidated subsidiaries.

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(7,244)	$215,589	$(870)	$—	$207,475
Cash Flows From Investing Activities:
Net payments from subsidiaries	5,553	—	—	(5,553)	—
Additions to property and equipment, including pre-delivery deposits	—	(220,272)	(12,445)	—	(232,717)
Net cash provided by (used in) investing activities	5,553	(220,272)	(12,445)	(5,553)	(232,717)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,376	—	—	—	2,376
Long-term borrowings	—	132,000	—	—	132,000
Repayments of long-term debt and capital lease obligations	—	(45,200)	—	—	(45,200)
Debt issuance costs	—	(12,416)	—	—	(12,416)
Net payments to parent company	—	(5,553)	—	5,553	—
Change in restricted cash	—	(16,000)	—	—	(16,000)
Net cash provided by financing activities	2,376	52,831	—	5,553	60,760
Net increase (decrease) in cash and cash equivalents	685	48,148	(13,315)	—	35,518
Cash and cash equivalents - Beginning of Period	83,626	303,967	18,287	—	405,880
Cash and cash equivalents - End of Period	$84,311	$352,115	$4,972	$—	$441,398

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(7,824)	$257,509	$(291)	$—	$249,394
Cash Flows From Investing Activities:
Net payments from subsidiaries	9,735	—	—	(9,735)	—
Additions to property and equipment, including pre-delivery deposits	—	(215,950)	—	—	(215,950)
Net cash provided by (used in) investing activities	9,735	(215,950)	—	(9,735)	(215,950)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,263	—	—	—	1,263
Long-term borrowings	—	133,000	—	—	133,000
Repayments of long-term debt and capital lease obligations	—	(35,219)	—	—	(35,219)
Debt issuance costs	—	(3,118)	—	—	(3,118)
Net payments to parent company	—	(9,735)	—	9,735	—
Net cash provided by financing activities	1,263	84,928	—	9,735	95,926
Net increase (decrease) in cash and cash equivalents	3,174	126,487	(291)	—	129,370
Cash and cash equivalents - Beginning of Period	97,219	205,656	1,240	—	304,115
Cash and cash equivalents - End of Period	$100,393	$332,143	$949	$—	$433,485

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to an Amended and Restated Credit Agreement (Credit Agreement), dated as of December 10, 2010, that provides for a Revolving Credit Facility.  See further discussion of the Revolving Credit Facility at Note 6 to the Consolidated Financial Statements included in a current report on Form 8-K filed on March 14, 2013.  The Credit Agreement provides that, subject to certain exceptions, neither Hawaiian nor any other subsidiary of the Company will make any distribution or other payment on account of, or declare or pay any dividend on, or purchase, acquire, redeem or retire any stock issued by Hawaiian or any other subsidiary of the Company. The exceptions include (i) distributions by Hawaiian to the Company for the purpose of allowing the Company to pay federal and state income and franchise taxes, (ii) distributions by Hawaiian to the Company to pay customary costs and expenses of operating a publicly-traded company in an aggregate amount in any year not to exceed $10.0 million, and (iii) so long as no event of default has occurred and is continuing or would result therefrom, distributions by Hawaiian to the Company for the purpose of making regularly scheduled interest payments on specified indebtedness of the Company.  In addition, the Credit Agreement restricts the ability of Hawaiian and the other subsidiaries of the Company from making loans or advances to the Company.  The net assets of Hawaiian restricted under the Credit Agreement, defined as shareholders’ equity, totaled $228.5 million and $178.8 million as of September 30, 2013 and December 31, 2012, respectively.

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Debt described in Note 6 to our Consolidated Financial Statements included in our current report on Form 8-K filed on March 14, 2013.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding areas of strategic focus, statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the increase in frequency on existing routes; statements regarding the use of proceeds of the EETC financing and the issuance dates of equipment notes; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” sections of our December 31, 2012 Annual Report on Form 10-K and our March 31, 2013 and June 30, 2013 Quarterly Reports on Form 10-Q.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

Hawaiian Holdings, Inc. (the “Company,” “Holdings,” “we,” “us” and “our”) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (“Hawaiian”).  Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawai‘i and became the Company’s indirect 100% owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002.  Hawaiian became a Delaware corporation and the Company’s direct wholly-owned subsidiary concurrent with its reorganization in June 2005.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, we operate various charter flights.  We are the largest airline headquartered in the State of Hawai‘i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics as of June 30, 2013, the latest available data.

As of September 30, 2013, Hawaiian had 5,233 active employees.

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

THIRD QUARTER REVIEW

Financial Highlights

•                  GAAP net income of $40.6 million or $0.76 cents per diluted share.

•                  Adjusted net income, reflecting economic fuel expense, of $36.8 million or $0.69 per diluted share.

•                  Available seat miles (ASMs) increase of 9.0% year-over-year.

•                 Passenger revenue per available seat mile (PRASM) increase of 0.2% and operating revenue per available seat per mile (RASM) increase of 0.1%.

•                 Cost per available seat mile (CASM), excluding fuel, increase of 2.1% year-over-year.

•                 CASM increase of 1.5% year-over-year.

Business Highlights

Operational

•                  Ranked #1 nationally for on-time performance for the months of June and July 2013 by the U.S. Department of Transportation Air Travel Consumer Report.

Fleet and Financing

•                  Returned one Boeing 767-300 aircraft at the end of its lease term.

•                  Took delivery of one ATR42-500 twin-turboprop aircraft to inaugurate new service to Moloka‘i and Lana‘i.

New routes and increased frequencies

•                  Honolulu to Taipei, Taiwan three-times-weekly service launched July 9, 2013.

•                  Announced the reintroduction of daily non-stop service from Honolulu to Oakland beginning in January 2014, an increase in service from four times weekly.  Also, announced seasonal service, during the summer of 2014, between Oakland and Kona, four times weekly and Oakland and Lihue, three times weekly.

•                  Announced seasonal service, during the summer of 2014 between Los Angeles and Kona, three times weekly and Los Angeles and Lihue, four times weekly.

See “Results of Operations” below for further discussion of changes in revenues and operating expenses.  See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

During the quarter, we continued to focus on our International expansion with the launch of our three-times-weekly service to Taipei, Taiwan in July 2013, reflecting our first destination to Taiwan, and entered into new code share and interline agreements with China Airlines for connecting travel through Taipei to provide customers access to international destinations currently unserved by us.

To address the growing demand for travel between the San Francisco Bay Area and the Hawaiian Islands, we reintroduced non-stop daily service between Honolulu and Oakland effective January 2014, increasing service from four times per week, and also announced new annual summer service between Oakland and Kona, four times per week and between Oakland and Kaua‘i, three times per week.

In October 2013, we entered into a co-branded credit card agreement, which will allow us to sell frequent flyer miles to a third party financial institution beginning in 2014.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2012 and 2013, and expected fleet as of September 30, 2014 (based on existing agreements):

	September 30, 2012			September 30, 2013			September 30, 2014
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total

A330-200	5	4	9	7	6	13	7	10	17
767-300 (1)	9	7	16	7	7	14	6	5	11
717-200	3	15	18	3	15	18	3	15	18
ATR42 (2)	—	—	—	—	3	3	—	3	3
Total	17	26	43	17	31	48	16	33	49

(1)                   During the quarter ended September 2013, we returned one leased 767-300 aircraft at the end of its lease term.  The decrease in the total number of 767-300 aircraft from September 30, 2013 to September 30, 2014 is due to the planned return of one leased aircraft at the end of its lease term, and the planned retirement of two owned aircraft.

(2)                   Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company, took delivery of one owned ATR42 turboprop aircraft during the quarter ended September 30, 2013.

(3)                   Leased aircraft include both aircraft under capital and operating leases.  See Note 7 for further discussion of our aircraft leases.

Results of Operations

Our third quarter results reflect the impact of seasonal demand as we typically experience increased air travel to Hawai‘i as a vacation destination during the third quarter.  For the three months ended September 30, 2013, we recorded net income of $40.6 million, or $0.76 per diluted share, as compared to net income of $45.5 million, or $0.86 per diluted share, for the same period in 2012.  For the nine months ended September 30, 2013, we recorded net income of $34.8 million or $0.65 per diluted share, as compared to net income of $56.6 million or $1.08 per diluted share, for the same period in 2012.

Selected Consolidated Statistical Data (unaudited)

	Three Months ended September 30,				Nine Months ended September 30,
	2013		2012		2013		2012
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	2,644		2,519		7,523		7,066
Revenue passenger miles (RPM)	3,668,535		3,367,603		10,279,673		8,923,088
Available seat miles (ASM)	4,406,504		4,041,920		12,578,342		10,662,494
Passenger revenue per RPM (Yield)	14.81	¢	14.77	¢	14.25	¢	14.86	¢
Passenger load factor (RPM/ASM)	83.3%		83.3%		81.7%		83.7%
Passenger revenue per ASM (PRASM)	12.33	¢	12.30	¢	11.64	¢	12.44	¢

Total Operations:
Revenue passengers flown	2,647		2,522		7,528		7,071
RPM	3,675,222		3,376,257		10,294,818		8,938,530
ASM	4,415,096		4,052,248		12,596,765		10,680,632
Operating revenue per ASM (RASM)	13.57	¢	13.56	¢	12.89	¢	13.76	¢
Operating cost per ASM (CASM)	11.89	¢	11.71	¢	12.10	¢	12.66	¢
CASM excluding aircraft fuel (b)	7.78	¢	7.62	¢	7.93	¢	8.39	¢
Aircraft fuel expense per ASM (a)	4.11	¢	4.09	¢	4.17	¢	4.27	¢
Revenue block hours operated	42,205		39,774		121,777		108,431
Gallons of jet fuel consumed	59,265		54,535		169,824		145,006
Average cost per gallon of jet fuel (actual) (a)	$3.06		$3.04		$3.09		$3.15

(a)                   Includes applicable taxes and fees.

(b)                   Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs.  See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Operating Revenue

Operating revenue increased $50.0 million, or 9.1%, for the three months ended September 30, 2013, and $154.6 million, or 10.5% for the nine months ended September 30, 2013, as compared to the prior-year periods, driven primarily by an increase in the number of revenue passengers flown.

Passenger Revenue

For the three and nine months ended September 30, 2013, passenger revenue increased $46.1 million, or 9.3%, and $138.4 million, or 10.4%, respectively, as compared to the prior-year periods.  Details of these changes are described in the table below:

	Three months ended September 30, 2013 as compared				Nine months ended September 30, 2013 as compared
	to three months ended September 30, 2012				to nine months ended September 30, 2012
	Change in				Change in
	scheduled	Change in	Change in	Change in	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM	passenger revenue	Yield	RPM	ASM
	(millions)				(millions)
North America	$25.0	7.6%	3.0%	0.7%	$55.9	0.0%	9.0%	8.0%
Neighbor Island	14.7	10.2	2.7	(2.4)	24.2	4.0	3.3	(2.6)
International	6.4	(15.0)	22.5	26.6	58.3	(12.0)	30.8	41.0
Total scheduled	$46.1	0.3%	8.9%	9.0%	$138.4	(4.1)%	15.2%	18.0%

North America

For the three months ended September 30, 2013, North America revenue increased by $25.0 million, as compared to the prior-year period, due to an increase in yield and an increase in load factor.  As industry capacity growth began to stabilize during the quarter we experienced increased demand, which resulted in an increase in average fares on these routes.

For the nine months ended September 30, 2013, North America revenue increased by $55.9 million, as compared to the prior-year period, primarily due to an increase in RPMs which reflect year-to-date non-stop service from Honolulu to New York, New York (launched June 2012), and a third daily year round flight from Honolulu to Los Angeles, California (launched June 2012).

Neighbor Island

For the three and nine months ended September 30, 2013, Neighbor Island revenue increased by $14.7 million and $24.2 million, respectively, as compared to the prior-year period, due to schedule changes implemented during the fourth quarter 2012 which decreased capacity on these routes.

International

For the three and nine months ended September 30, 2013, International revenue increased by $6.4 million and $98.3 million, respectively, as compared to the prior-year period, due to increased capacity, offset by decreased yield.

The increase in capacity was primarily due to the commencement of new routes that initiated subsequent to September 30, 2012, which includes three times a week service to Sapporo (launched in November 2012), Brisbane (launched in November 2012), Auckland (launched in March 2013), Sendai (launched in June 2013) and Taipei (launched in July 2013).  We experienced a decrease in load factor and yield as a result of increased competition on our Japanese, Australia and New Zealand routes, and the continued strengthening of the US Dollar in most currencies, primarily the Japanese Yen and Australian Dollar, has resulted in decreased average fares from the prior-year period.

Other Operating Revenue

Other operating revenue increased by $3.9 million, or 7.5%, and $16.2 million, or 11.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods, primarily due to increased cargo revenue which was generated from the additional cargo capacity provided by the Airbus A330-200 aircraft.

Operating Expense

Operating expenses were $524.9 million and $1.5 billion for the three and nine months ended September 30, 2013, respectively, and $474.4 million and $1.4 billion for the three and nine months ended September 30, 2012, respectively.  Increases (decreases) in operating expenses for the three and nine months ended September 30, 2013 as compared to the prior-year periods are detailed below:

	Increase / (decrease) in operating		Increase / (decrease) in operating
	expenses for the three months ended		expenses for the nine months ended
	September 30, 2013 compared to the three		September 30, 2013 compared to the nine
	months ended September 30, 2012		months ended September 30, 2012
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and delivery	$15,572	9.4%	$68,501	15.0%
Wages and benefits	18,712	20.0	38,008	13.6
Aircraft rent	1,949	7.6	8,167	11.1
Maintenance materials and repairs	7,555	17.1	22,729	16.6
Aircraft and passenger servicing	2,221	7.7	14,508	19.4
Commissions and other selling	1,260	4.1	9,230	10.4
Depreciation and amortization	(891)	(3.9)	(2,694)	(4.2)
Other rentals and landing fees	(524)	(2.3)	(2,713)	(4.3)
Other	4,621	11.5	16,139	14.2
Total	$50,475	10.6%	$171,875	12.7%

Our operations have expanded by approximately 9.0% and 17.9% (measured in ASMs) during the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods, primarily due to the addition of four Airbus A330-200 aircraft, offset by the return of two leased Boeing 767-300 aircraft.  Our expansion includes the addition of new North America and International routes since September 30, 2012.  As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling, and other expenses (which primarily consists of purchased services).

We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased during the three and nine months ended September 30, 2013 as compared to the prior-year periods, primarily due to an increase in fuel consumption due to the additional aircraft that entered the fleet subsequent to September 30, 2012 (four additional Airbus A330-200 aircraft, partially offset by two Boeing 767-300 aircraft returned at the end of its lease term), as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and delivery	$181,334	$165,762	9.4%	$525,046	$456,545	15.0%
Fuel gallons consumed	59,265	54,535	8.7%	169,824	145,006	17.1%
Avearge fuel price per gallon, including taxes and delivery	$3.06	$3.04	0.7%	$3.09	$3.15	(1.9)%

During the three and nine months ended September 30, 2013 and 2012, our fuel derivatives were not designated for hedge accounting under ASC 815 and were marked to fair value through nonoperating income (expense) in the unaudited Consolidated Statements of Operations set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  We recorded gains on fuel derivatives of $2.5 million for the three months ended September 30, 2013 and losses of $10.9 million for the nine months ended September 30, 2013, compared to gains of $6.5 million and losses of $2.5 million for the same three and nine month period in 2012, respectively.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance.  We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel hedge derivatives settled in the period inclusive of costs related to hedging premiums.  Economic fuel expense for the three and nine months ended September 30, 2013 and 2012 is calculated as follows:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
	(in thousands, except per- gallon amounts)			(in thousands, except per- gallon amounts)
Aircraft fuel expense, including taxes and delivery	$181,334	$165,762	9.4%	$525,046	$456,545	15.0%
Realized losses on settlement of fuel derivative contracts	3,790	1,589	138.5%	11,226	4,318	160.0%
Economic fuel expense	$185,124	$167,351	10.6%	$536,272	$460,863	16.4%
Fuel gallons consumed	59,265	54,535	8.7%	169,824	145,006	17.1%
Economic fuel costs per gallon	$3.12	$3.07	1.6%	$3.16	$3.18	(0.6)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $18.7 million, or 20.0%, and $38.0 million, or 13.6%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods, due to a 10% increase in the number of employees (5,233 and 4,756 active employees as of September 30, 2013 and 2012, respectively) as we continue to expand our operations with additional aircraft and new routes, as well as an increase in our pension and other post-retirement expenses of $2.0 million and $4.0 million for the three and nine months ended September 30, 2013, as compared to the prior-year periods.

We expect wages and benefits expense to increase in future periods as we continue to hire employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense increased by $1.9 million, or 7.6%, and $8.2 million, or 11.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year periods, primarily due to the addition of two Airbus A330-200 aircraft under operating leases (one in February 2013 and one in April 2013), partially offset by the return of two Boeing 767-300 aircraft at the end of their lease terms in April and August 2013.

We expect aircraft rent expense to increase in 2014 as we operate for a full year with our current fleet of A330 aircraft.  However, in future periods we expect aircraft rent expense to decrease with the planned return of operating leased aircraft.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $7.6 million, or 17.1%, and $22.7 million, or 16.6%, for the three and nine months ended September 30, 2013, respectively, primarily due to the increase in the number of Airbus A330-200 aircraft in our fleet, as compared to the prior-year periods.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional Airbus aircraft into revenue service.

Aircraft and passenger servicing

Aircraft and passenger servicing expenses increased by $2.2 million, or 7.7%, for the three months ended September 30, 2013, as compared to the prior-year period, primarily due to increased ground handling expenses of $1.1 million, as we expanded to new international destinations.

Aircraft and passenger servicing expenses increased by $14.5 million, or 19.4%, for the nine months ended September 30, 2013, as compared to the prior-year period, due to increased food and beverage expenses of $7.8 million and ground handling expenses of $4.4 million, as we expanded to new international destinations.

We expect aircraft and passenger servicing expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and other selling

Commissions and other selling expenses increased by $1.3 million, or 4.1%, for the three months ended September 30, 2013, as compared to the prior-year period, primarily due to increased advertising and promotional expenses.

Commissions and other selling expenses increased by $9.2 million, or 10.4%, for the nine months ended September 30, 2013, as compared to the prior-year period, due to increases in volume-related selling expenses, which include increased travel agency commissions of $4.1 million, and increased advertising and promotional expenses of $3.1 million.

We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Depreciation and Amortization

Depreciation and amortization expense decreased by $0.9 million, or 3.9%, and $2.7 million, or 4.3%, for the three and nine months ended September, 30, 2013, respectively, as compared to the prior-year periods, primarily due to our frequent flyer marketing relationship intangible asset which was fully amortized as of December 31, 2012, which was partially offset by the increase in the number of owned aircraft (two A330-200 aircraft in April and June 2013).

We expect depreciation and amortization expenses to increase in future periods as we continue to expand our fleet.

Other rentals and landing fees

Other rentals and landing fees expense decreased by $0.5 million, or 2.3%, and $2.7 million, or 4.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year period, primarily due to decreased rental and landing fee rates at our Honolulu operational facility.

We expect expenses for other rentals and landing fees to increase in future periods as we continue to add additional routes and increase frequency on our existing routes.

Other expense

Other expense increased by $4.6 million, or 11.5%, and $16.1 million, or 14.2%, for the three and nine months ended September 30, 2013, respectively, as compared to the prior-year period, primarily due to increased expense incurred on services outsourced to third-party vendors resulting from our continued expansion.

We expect other expenses to increase in future periods as we continue to expand our operations.

Nonoperating Expense

For the three months ended September 30, 2013, net nonoperating expense increased by $5.9 million from the same three month period in 2012, due to decreased gains on fuel derivatives of $4.0 million and increased interest and amortization of debt discounts and issuance costs of $1.5 million due to the additional financings we entered into subsequent to September 30, 2012.

For the nine months ended September 30, 2013, net nonoperating expense increased by $16.5 million from the same nine month period in 2012, due to increased losses on fuel derivatives of $8.4 million, and increased interest and amortization of debt discounts and issuance costs of $5.3 million due to the additional financings we entered into subsequent to September 30, 2012.

In May 2013, Hawaiian closed an EETC financing, the proceeds of which will fund a portion of the purchase price of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014.  The proceeds of the EETC financing will be used to purchase equipment notes to be issued by Hawaiian from November 2013 through October 2014.  We expect that the issuance of these equipment notes will significantly increase our interest expense starting in 2014, which is when all equipment notes are expected to be issued and outstanding.

Income Tax Expense (Benefit)

We had effective tax rates of 39.8% and 38.4% for the three months ended September 30, 2013 and 2012, respectively, and 40.3% and 38.4% for the nine months ended September 30, 2013 and 2012, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

As of December 31, 2012, we had net operating loss carryforwards (NOLs) of approximately $232.0 million, which expire in various years beginning in 2031, if not utilized.  In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo one or more ownership changes in connection with new or existing stockholders initiating or increasing their positions in our stock, our ability to utilize NOLs could be further limited by Section 382 of the Code.  As a result of these limitations, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, which would require us to establish a valuation allowance over our deferred tax assets.  The establishment of a tax valuation allowance could have a significant, adverse impact on the Company’s future financial performance by increasing the amount of income tax expense recognized during the affected period.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of September 30, 2013, we had $441.4 million in cash and cash equivalents, representing an increase of $35.5 million from December 31, 2012.  As of September 30, 2013, our restricted cash balance of $21.0 million consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC financing which closed in May 2013.  Our December 31, 2012 balance of $5.0 million reflects cash held as collateral by entities that process our credit card transactions for advanced ticket sales.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings.  At September 30, 2013, Hawaiian had approximately $762.7 million of debt and capital lease obligations, including approximately $111.0 million that will become due in the next 12 months.  Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of September 30, 2013, we had no outstanding borrowings under the Revolving Credit Facility and $69.8 million available (net of various outstanding letters of credit).

See Note 9 to the financial statements included in Part I, Item 1 of this report for additional information on the EETC financing which closed in May 2013.  In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions.  Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

Cash Flows

Net cash provided by operating activities was $207.5 million and $249.4 million for the nine months ended September 30, 2013 and 2012, respectively.  The decrease in cash provided by operating activities was due to the decline in our financial performance from the prior-year period, as we generated net income of $34.8 million for the nine months ended September 30, 2013 compared to net income of $56.6 million for the nine months ended September 30, 2012.  Also, during the nine months ended September 30, 2012, approximately $25.9 million was reclassified from restricted to unrestricted cash due to a reduction in the amount of proceeds that were required to be held by our credit card processor as collateral.

Net cash used in investing activities was $232.7 million and $216.0 million for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, the cash used in investing activities consisted of payments of $302.8 million for purchases of property and equipment and pre-delivery deposits for aircraft and engines, partially offset by proceeds of $70.1 million from the refund of pre-delivery deposits in connection with the purchase assignments of two of our Airbus A330-200 aircraft.  During the nine months ended September 30, 2012, the cash used in investing activities consisted of payments of $250.5 million for purchases of property and equipment and pre-delivery deposits for aircraft and engines, partially offset by proceeds of $34.5 million from the refund of pre-delivery deposits in connection with the purchase assignment of an Airbus A330-200 aircraft.

Net cash provided by financing activities was $60.8 million and $95.9 million for the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, we received $132.0 million from two term loans that was used to finance a portion of the purchase price of two Airbus A330-200 aircraft that we acquired in 2013, which was offset by $45.2 million in repayments of long-term debt and capital lease obligations, debt issuance payments of $12.4 million, and a $16.0 million collateral payment that was made in connection with the issuance of the EETCs.  During the nine months ended September 30, 2012, we received $133.0 million from two term loans that was used to finance a portion of the purchase price of two Airbus A330-200 aircraft that we acquired in March and April 2012, partially offset by $35.2 million in repayments of long-term debt and capital lease obligations and debt issuance costs of $3.1 million.

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

Capital Commitments

As of September 30, 2013, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates

A330-200 aircraft	9	3	Between 2013 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $90 million for the remainder of 2013, $421 million in 2014, $246 million in 2015, $148 million in 2016, $494 million in 2017 and $1.1 billion thereafter.

For the remainder of 2013, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $10 million to $20 million.

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

We secured financing of $444.5 million through the EETC financing in May 2013, the proceeds of which will provide financial support for the purchase price of six Airbus A330-200 aircraft deliveries, commencing in November 2013 through October 2014.  In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions.  See Note 9 for further detail regarding the EETC financing, our aircraft facilities and lease commitments.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of September 30, 2013, we were in compliance with these covenants.  If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million at both September 30, 2013 and December 31, 2012.

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

Pension and Postemployment Benefit Plan Funding

We contributed $11.9 million and $18.6 million to our defined benefit and other postretirement plans during the three and nine months ended September 30, 2013, respectively, satisfying our required contribution for 2013.  Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2013 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2013	2014 - 2015	2016 - 2017	2018 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$985,349	$78,925	$195,829	$267,956	$442,639
Operating leases—aircraft and related equipment (2)	689,068	24,469	192,740	158,192	313,667
Operating leases—non-aircraft	40,995	1,098	8,114	6,813	24,970
Purchase commitments - Capital (3)	2,504,891	90,486	667,061	641,648	1,105,696
Purchase commitments - Operating (4)	414,505	12,081	97,310	71,851	233,263
Projected employee benefit contributions (5)	28,413	—	28,413	—	—
Total contractual obligations	$4,663,221	$207,059	$1,189,467	$1,146,460	$2,120,235

(1)                                 Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of September 30, 2013. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)                                 Amounts reflect leases for six Airbus A330-200 aircraft, seven Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of September 30, 2013.

(3)                                 Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of 9 wide-body Airbus A330-200 aircraft, 16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, four Rolls Royce spare engines and two Pratt and Whitney spare engines. We have secured financing in the amount of $444.5 million from the EETC financing for a portion of the purchase price of six Airbus A330-200 aircraft deliveries, commencing in November 2013 through October 2014.

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

•                  It improves a reader’s ability to compare our results to those of other airlines; and

•                  It is consistent with how we present information in our quarterly earnings press releases.

Economic Fuel Expense

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts for the three and nine months ended September 30, 2013 and 2012 (in thousands unless otherwise indicated).

	Three Months ended September 30,				Nine Months ended September 30,
	2013		2012		2013		2012
	Net Income	Diluted net income per share	Net Income	Diluted net income per share	Net Income	Diluted net income per share	Net Income	Diluted net income per share

As reported - GAAP	$40,604	$0.76	$45,483	$0.86	$34,775	$0.65	$56,645	$1.08
Add: unrealized gains on fuel derivative contracts, net of tax	(3,796)	(0.07)	(4,858)	(0.09)	(177)	—	(1,094)	(0.02)
Reflecting economic fuel expense	$36,808	$0.69	$40,625	$0.77	$34,598	$0.65	$55,551	$1.06

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel for the three and nine months ended September 30, 2013 and 2012. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, for the three and nine months ended September 30, 2013 and 2012 are summarized in the table below:

	Three Months ended September 30,				Nine Months ended September 30,
	2013		2012		2013		2012

GAAP operating expenses	$524,864		$474,389		$1,524,081		$1,352,206
Less: aircraft fuel, including taxes and delivery	(181,334)		(165,762)		(525,046)		(456,545)
Adjusted operating expenses - excluding aircraft fuel	$343,530		$308,627		$999,035		$895,661

Available Seat Miles	4,415,096		4,052,248		12,596,765		10,680,632

CASM - GAAP	11.89	¢	11.71	¢	12.10	¢	12.66	¢
Less: aircraft fuel	(4.11)		(4.09)		(4.17)		(4.27)
CASM - excluding aircraft fuel	7.78	¢	7.62	¢	7.93	¢	8.39	¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense.  Fuel costs represented 34.5% of our operating expenses for the three and nine months ended September 30, 2013, and 34.9% and 33.8% of our operating expenses for the three and nine months ended September 30, 2012, respectively.  Based on gallons expected to be consumed for the remainder of 2013, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.6 million.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel.  During 2013, we expect our fuel hedge program to primarily consist of Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil), heating oil put options, and fixed forward price contracts.  Call option contracts provide for a settlement in favor of the holder in the event the prices exceed a predetermined contractual level during a particular time period.  Collars provide for a settlement in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period.  Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period.  Fixed forward price contracts would allow us to fix our fuel price for a predetermined quantity over a particular period of time.

The aforementioned fuel derivative agreements were not designated as hedges under ASC 815.  As of September 30, 2013, the fair value of these fuel derivative agreements reflected a net asset of $5.0 million that is recorded in prepaid expenses and other and a net asset of $1.0 million that is recorded in long-term prepayments and other in the unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of futures contracts, swaps, calls, collars and other option-based structures.

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

At September 30, 2013, we had $120.0 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.1806%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts.  Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of September 30, 2013, a change in interest rates is unlikely to have a material impact on our results of operations.

At September 30, 2013, we had $642.8 million of fixed-rate debt including aircraft capital lease obligations, a convertible note and facility agreements for aircraft purchases.  Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $3.7 million as of September 30, 2013.

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

In April 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft.  The interest rate associated with this debt is based on a market index rate that resets every three months.

To limit our exposure to significant increases in the applicable market index rates for both the fixed-rate and variable-rate debt, we entered into forward starting interest swap agreements.  These instruments are designated as cash flow hedges under ASC 815.  See Note 5 for further discussion over our interest rate swap hedges.

In June 2013, we terminated the interest rate swap used to hedge the variability of the fixed-rate debt, which resulted in a realized gain of $0.7 million.  This gain will reduce the future interest expense over the life of this the debt.

A hypothetical 10 percent decrease in the swap rate as of September 30, 2013 will not have a material impact on interest expense related to the variable-rate debt for the remainder of 2013.  As of December 31, 2012, we did not have any interest rate hedges.

Foreign Currency

We generate revenues and incur expenses in foreign currencies.  Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses.  Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar.  Based on expected 2013 revenues and expenses dominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $2.1 million and $2.7 million, respectively, which includes the offset of the hedges discussed below.  This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies.  This disparity is the primary factor in our exposure to foreign currencies.

The aforementioned foreign currency forwards were designated as cash flow hedges under ASC 815.  As of September 30, 2013, the fair value of our foreign currency forwards reflected a net asset of $2.3 million that is recorded in prepaid expenses and other, and a net liability of $0.1 million recorded in other liabilities and deferred credits in the unaudited Consolidated Balance Sheets set forth in the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 which materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our 2012 Annual Report and Part II, Item 1A., “Risk Factors,” of our Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earning to fixed charges for the three and nine months ended September 30, 2013 and 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

October 24, 2013	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer