Form 10-K
period 2013-12-31
HAWAIIAN HOLDINGS INC
filed 2014-02-10
CIK 1172222

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 1-31443

HAWAIIAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0879698 (I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350, Honolulu, Hawai'i (Address of principal executive offices)	96819 (Zip code)

Registrant's telephone number, including area code: (808) 835-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	NASDAQ Stock Market, LLC (NASDAQ Global Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $319 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Stock Market, LLC, on June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter.

As of January 24, 2014, 52,423,085 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 21, 2014 will be incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; statements related to the impact of our low-cost structure on funding our growth strategy and market opportunities; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding the implementation, effective date and costs of compliance with regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding the status of federal and state legislation; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our tax valuation allowance; statements regarding our net operating loss carryforwards; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company's debt or lease obligations; statements regarding our intent to settle the principal amount of our convertible note in cash; statements regarding our ability to comply with covenants under our financing arrangements; statements regarding our intention to obtain additional debt or lease financing for aircraft deliveries; statements related to capital expenditures impacting future debt levels and pre-delivery payments; statements regarding the expiration of aircraft leases; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; and associated costs for spare engines, replacement parts, maintenance, employee training and other implementation activities; statements projecting non-aircraft related capital expenditures; statements related to commissions and selling expenses; statements related to potential route expansion; statements related to aircraft and passenger servicing; statements related to service expansion and related operating expenses; statements related to the effects of any litigation on our operations or business; statements related to the amount of competition on our routes by other domestic and foreign carriers; statements related to fare modifications; statements related to the presence of foreign languages on our website; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are also intended to identify such forward- looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

PART I

ITEM 1.    BUSINESS.

Overview

Hawaiian Holdings, Inc. (the "Company," "Holdings," "we," "us" and "our") is a holding company incorporated in the State of Delaware. The Company's primary asset is the sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. ("Hawaiian"). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawai'i and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and the Company's direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (11) than any other airline, and also provide approximately 160 daily flights between the Hawaiian Islands. In addition, we also operate various charter flights.

We are the longest serving airline as well as the largest airline headquartered in the State of Hawai'i, and the eleventh largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2013, the latest data available.

At December 31, 2013, our fleet consisted of 18 Boeing 717-200 aircraft for the Neighbor Island routes and 12 Boeing 767-300 aircraft and 14 Airbus A330-200 aircraft for the North America, International and charter routes. We also purchased three ATR42 turboprop aircraft for the "'Ohana by Hawaiian" Neighbor Island service to begin in 2014.

Our goal is to be the number one destination carrier serving Hawai'i. We are a leisure airline devoted to the travel needs of the residents and visitors of Hawai'i and offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and seek to provide quality service to our customers which exemplifies the spirit of aloha.

Outlook

Our mission every year is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2014, we will focus on developing our existing markets, controlling our costs, integrating new aircraft into our fleet, growing into new and existing markets and operating an innovative business to meet the needs of our new and existing customers.

Flight Operations

Our flight operations are based in Honolulu, Hawai'i. At December 31, 2013, we operated 208 scheduled flights with:

  •
  Daily service on our North America routes between the State of Hawai'i and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; Seattle, Washington; and scheduled service between the State of Hawai'i and New York City, New York.

  •
  Daily service on our Neighbor Island routes among the four major islands of the State of Hawai'i;

  •
  Daily service on our International routes between the State of Hawai'i and Seoul, South Korea; Sydney, Australia; and Tokyo, Osaka, and Fukuoka, Japan and scheduled service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Brisbane, Australia; Auckland, New Zealand; Sapporo and Sendai, Japan; and Taipei, Taiwan.

  •
  Other ad hoc charters.

Fuel

Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about our aircraft fuel consumption and cost, which includes the gains and losses that are realized from the settlement of financial instruments designed to reduce our exposure to increases in fuel prices.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2013	226,214	$698,802	$3.09	34.6%
2012	199,465	$631,741	$3.17	34.5%
2011	164,002	$513,284	$3.13	31.5%

As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through the execution of a hedging strategy. To manage economic risks associated with fluctuations in aircraft fuel prices, we periodically enter into derivative financial instruments such as heating oil puts and swaps and Brent crude oil call options and collars.

Aircraft Maintenance

Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown or by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. Checks range from "walk around" inspections before each flight's departure, to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components are time or cycle controlled, and such parts and components are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third parties to provide certain maintenance on our aircraft and aircraft engines.

Marketing and Ticket Distribution

We utilize various distribution channels including our website, www.hawaiianairlines.com, primarily for our North America and Neighbor Island routes, and travel agencies and wholesale distributors primarily for our International routes.

Our website, now available in English, Japanese, Korean and Chinese, offers our customers information on our flight schedules, information on our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, the status of our flights as well as the ability to purchase hotels, cars and vacation packages. We also publish fares with web-based travel services such as Orbitz, Travelocity, Expedia, Hotwire and Priceline. These comprehensive travel planning websites provide customers with convenient online access to airline, hotel, car rental and other travel services.

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

HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 475,000 in 2013. The amount of free travel awards as a percentage of total revenue passengers was approximately 4.8% in 2013. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.

Code-Share and Other Alliances

We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

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

Our marketing alliances with other airlines as of December 31, 2013 were as follows:

	HawaiianMiles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
All Nippon Airways (ANA)	Yes	Yes	Yes	Yes
American Airlines (American)	Yes	Yes	No	Yes
American Eagle	No	No	Yes	No
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines (Delta)	No	Yes	No	Yes
JetBlue	Yes	Yes	Yes	No
Korean Air	Yes	Yes	Yes	Yes
United Airlines (United)	No	Yes	No	Yes
US Airways	No	Yes	No	Yes
Virgin America	Yes	Yes	Yes	No
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes

Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.

Competition

The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

  •
  Price;

  •
  Flight frequency and schedule;

  •
  On-time performance and reliability;

  •
  Name recognition;

  •
  Marketing affiliations;

  •
  Frequent flyer benefits;

  •
  Customer service;

  •
  Aircraft type; and

  •
  In-flight services.

North America—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines, American, United, and Delta. In December 2013, American and US Airways merged to form American Airlines Group. It is currently unknown as to whether or not this merger will significantly impact our market-share on our existing routes. Various charter companies also provide non scheduled service to Hawai'i mostly under public charter arrangements.

Neighbor Island—Our Neighbor Island competitors consist of regional carriers, which include Island Air, go! Airlines, Mokulele Airlines, Pacific Wings and a number of other "air taxi" companies.

International—Currently, we are the only provider of direct service between Honolulu and each of Brisbane, Australia, Sapporo and Sendai, Japan, Pago Pago, American Samoa and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other International routes.

Employees

As of December 31, 2013, we had 5,249 active employees, and approximately 86.1% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	613	September 15, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,643	January 1, 2017
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	710	April 20, 2014
Clerical	IAM-C	1,512	January 1, 2014
Flight dispatch personnel	Transport Workers Union (TWU)	39	November 1, 2013

(*)
Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.

Seasonality

Hawai'i is a popular vacation destination for travelers. For that reason, our operations and financial results are subject to substantial seasonal and cyclical volatility, primarily due to leisure and holiday travel patterns. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August and December. We may adjust our pricing or the availability of particular fares to obtain an optimal passenger load factor depending on seasonal demand differences.

Customers

Our business is not dependent upon any single customer, or a few customers. The loss of any one customer would not have a material adverse effect on our business.

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

Industry Regulations

We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). The DOT has jurisdiction over international routes and fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability and denied boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations generally, including equipment, ground facilities, security systems, maintenance and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.

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

The TSA also has the authority to impose additional fees on the air carriers, if necessary, to cover additional federal aviation security costs. Since 2002, the TSA has imposed an Aviation Security Infrastructure Fee (ASIF) on all airlines in operation prior to 2000 to assist in the cost of providing aviation security. The ASIF is assessed based on airlines' actual security costs for the year ended December 31, 2000. However, in connection with the passage of the Bipartisan Budget Act of 2013, the ASIF will be repealed as of October 1, 2014.

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

We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain elements of our fleet and with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. In 2012, we earned the first-ever aviation based carbon credits, through the reduction of our carbon dioxide emissions with the use of an eco-friendly engine washing technology. We are also supporting efforts to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.

Noise Abatement

Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, and San Jose, California and Sydney, Australia, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise regulations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.

Civil Reserve Air Fleet Program

The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program by agreeing to make aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense U.S. Transportation Command to call on as many as nine contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities. None of our aircraft are presently mobilized under this program.

Other Regulations

The State of Hawai'i is uniquely dependent upon air transportation. The 2008 shutdowns of air carriers Aloha Airlines and ATA Airlines affected the State of Hawai'i, and its legislature responded by enacting legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawai'i neighbor island air carriers, provided that federal legislation is enacted to permit its implementation. Congress has not enacted any legislation that would allow this legislation to go into effect.

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

Available Information

General information about us, including the charters for the committees of our Board of Directors, can be found at http://www.hawaiianairlines.com/aboutus. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.

Information about Geographic Revenue

Information about geographic revenue is set forth in Note 13 to the consolidated financial statements.

ITEM 1A.    RISK FACTORS.

In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:

ECONOMIC RISKS

Our business is affected by global economic volatility.

Our business and results of operations are significantly impacted by general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to Hawai'i remains unpredictable. Deterioration in demand may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, resulting in a negative impact to our operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.

Our results and operations are heavily impacted by the price and availability of jet fuel. Fuel costs represented the single largest of Hawaiian's operating expenses for the last several years (35% of total operating expenses in 2013). The cost and availability of jet fuel remain volatile and are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset increased fuel prices.

We enter into derivative agreements to protect against rising fuel costs. There is no assurance that such agreements will protect us against price volatility during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements. Also, if fuel prices fall significantly below the levels in existence at the time we enter into our hedging contracts, we may be required to post a significant amount of cash collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and adversely affect our liquidity.

Also, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to the price of fuel.

Our business is highly dependent on tourism to, from and amongst the Hawaiian Islands and our financial results could suffer if there is a downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mostly tourists) to, from and amongst the Hawaiian Islands. Hawai'i tourism levels are affected by, among other things, the political and economic climate in Hawai'i's main tourism markets, the availability of hotel accommodations, promotional spending by competing destinations, the popularity of Hawai'i as a tourist destination relative to other vacation destinations and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as labor strikes have had a negative impact on tourism in Hawai'i. The occurrence of natural disasters, such as earthquakes and tsunamis, in Hawai'i or other parts of the world, could also have a material adverse effect on Hawai'i tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and the threat of other negative world events have had, and may in the future again have, a material adverse effect on Hawai'i tourism. No assurance can be given that the level of passenger traffic to Hawai'i will not decline in the future. A decline in the level of Hawai'i passenger traffic could have a material adverse effect on our results of operations and financial condition.

Our business is exposed to foreign currency exchange rate fluctuations.

Our business is expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. Fluctuations in foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, the Company periodically enters into foreign currency forward contracts. There is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

LIQUIDITY RISKS

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our liquidity.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Airbus to acquire new aircraft. We intend to finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions may adversely affect the availability of financing or may result in unfavorable terms and conditions. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonable terms, our business and financial condition will be adversely affected.

Our substantial debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

As of December 31, 2013, we had $695.8 million in outstanding debt. Our substantial debt and related covenants could:

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

  •
  place us at a competitive disadvantage compared to other less leveraged competitors and competitors with debt agreements on more favorable terms than us; and

  •
  adversely affect our ability to secure additional financing in the future on acceptable terms or at all, which would impact our ability to fund our working capital, capital expenditures, acquisitions or other general purpose needs.

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

Our ability to comply with the provisions of financing agreements can be affected by events beyond our control and a default under any such financing agreements if not cured or waived, could have a material adverse effect on us. In the event our debt is accelerated, we may not have sufficient liquidity to repay these obligations or to refinance our debt obligations, resulting in a material adverse effect on our financial condition.

We could be required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks totaled $5.0 million as of December 31, 2013. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse effect on our financial condition.

Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.

We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. As of December 31, 2013, the unfunded pension and disability obligation related to these plans was $132 million. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as the number and demographic data of qualified retiring employees, asset returns, interest rates and changes in pension laws. These factors, along with the impact of results that can vary significantly from estimates, may significantly impact our funding requirements and have an adverse effect on our financial condition.

Our ability to use our net operating loss ("NOL") carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of our common stock.

Our ability to use our NOL carryforwards may be limited if we experience an "ownership change" as defined in Section 382 ("Section 382") of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

There is no assurance that we will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate our ability to use our NOL carryforwards. Potential future transactions involving the sale or issuance of our common stock, including the exercise of conversion options under the terms of our convertible debt, repurchase of such debt with our common stock, issuance of our common stock for cash and the acquisition or disposition of such stock by a stockholder owning 5% or more of our common stock, or a combination of such transactions, may increase the possibility that we will experience a future ownership change under Section 382.

Under Section 382, a future ownership change could subject us to additional annual limitations that apply to the amount of pre-ownership change NOL carryforwards that may be used to offset post-ownership change taxable income. This limitation is generally determined by multiplying the value of a corporation's stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by built-in gains (for example, the amount by which the fair market value of an asset exceeds our adjusted basis) in the assets held by us at the time of the ownership change. This limitation could cause our U.S. federal income taxes to be greater, or to be paid earlier, than they otherwise would be, and could cause all or a portion of our NOL carryforwards to expire unused. Similar rules and limitations may apply for state income tax purposes.

COMPETITIVE ENVIRONMENT RISKS

We operate in an extremely competitive environment.

The airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our Neighbor Island, North America and International routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors on our North America and International routes are larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets, including competition from low-cost carriers (LCC). For example, Allegiant, a LCC, launched flights from the West Coast to Hawai'i in 2012 while Southwest Airlines has taken steps to enable it to provide service to Hawai'i in the future, but has yet to formally announce the service.

Furthermore, large network carriers have significantly reduced their costs and adjusted their routes to compete with LCCs in their existing markets by diverting resources to long-haul markets such as Hawai'i, where LCC competition has been less severe. Additional capacity to Hawai'i, whether from network carriers or LCCs, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.

Airline bankruptcy restructuring, strategic combinations or industry consolidation could have an impact on our competitive environment.

In recent years, many of our competitors have dramatically reduced operating costs through a combination of bankruptcy restructuring, industry consolidation and vendor and labor negotiations to increase market strength. Several domestic airlines were able to reduce labor costs, restructure debt and lease agreements and implement other financial improvements through the bankruptcy process. In addition, certain of our competitors have merged (for example the American Airlines and US Airways merger in December 2013) to create larger and more financially sound airlines.

Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and operating structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot ensure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with these other airlines.

The concentration of our business in Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue.

During fiscal year 2013, approximately 70% of our passenger revenue was generated from air transportation between the Hawaiian Islands and the U.S. mainland, and amongst the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai'i, or to Hawai'i from the U.S. mainland, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

The majority of competition on our North America routes is from network carriers such as Alaska, American, Delta and United that have a number of competitive advantages, which enable them to offer lower fares and attract higher customer traffic levels as compared to us.

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

During fiscal year 2013, approximately 24% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on the Neighbor Island service, and expect to expand our existing service through our "'Ohana by Hawaiian" turboprop operations to routes currently unserved by us, increased competition from regional carriers is possible. A decline in our share of the Neighbor Island market due to increased capacity provided by our competitors could have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During fiscal year 2013, approximately 30% of our revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to offer lower fares and attract higher customer traffic levels as compared to us.

Many of our domestic competitors have joined airline alliances, which provide customers access to each participating airline's international network, allowing for convenience and connectivity to their destinations. These alliances formed by our domestic competitors have increased in recent years. In some instances our domestic competitors have been granted antitrust exemptions to form joint venture arrangements in certain geographies, further deepening their cooperation on certain routes. We currently do not participate in a world-wide airline alliance or any joint ventures, which may negatively impact our market share and operations as capacity provided by our competitors increase. To mitigate this risk, we rely on code-share agreements with partner airlines to provide customers access to international destinations currently unserved by us.

Many of our foreign competitors are network carriers that generate passenger traffic throughout International routes that we service. In contrast, we lack a comparable direct network to feed passengers to our International flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai'i, but rather internationally, in these foreign markets' home base. We also rely on our code-share agreements and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.

STRATEGY AND BRAND RISKS

Our failure to successfully implement our growth strategy and related cost-reduction goals could harm our business.

Our growth strategy includes initiatives to increase revenue, decrease costs, expand our existing markets and initiate service on new routes and markets that we currently do not serve. It is critical that we achieve our growth strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, secure the required equipment and facilities in a cost-effective manner, or obtain the necessary regulatory approvals, we may not be able to successfully implement our growth strategy into new and existing markets, which may adversely affect our business and operations.

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

Our customer base is broad and our business activities have significant prominence, particularly in Hawai'i and other destinations we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations, business conduct, or other events affecting our operations could negatively affect the public image of our company and the willingness of customers to purchase services from us, which could affect our financial results.

Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident. Any such accident could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant potential claims of injured passengers and others. We are required by the U.S. Department of Transportation (DOT) to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with the accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

Our failure to successfully implement our turboprop operations may impact our financial and business operations.

We purchased three ATR42 turboprop aircraft for our "'Ohana by Hawaiian" Neighbor Island service to begin in 2014. We cannot be assured that we will successfully implement our turboprop operations in a timely and cost-efficient manner and comply with all applicable state and operational regulations. New entrants or changes to existing competition on these Neighbor Island routes currently unserved by us could have an adverse effect on our results of operations and financial condition.

FLEET AND FLEET-RELATED RISKS

We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.

We are dependent on The Boeing Company (Boeing) and Airbus S.A.S. (Airbus) as our primary suppliers of aircraft and aircraft-related items. As a result, we are vulnerable to any problems associated with the supply of those aircraft and parts which could result in increased parts and maintenance costs in future years.

Our agreements to purchase Airbus A330-200, A350XWB-800 and A321neo aircraft significantly increases our future financial commitments and operating costs and creates implementation risk associated with the transition from our existing Boeing 767-300 fleet.

As of December 31, 2013, we had the following firm order commitments and purchase rights for aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	8	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020

We have made substantial pre-delivery payments for Airbus aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and will require us to significantly increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms, or at all.

The Airbus aircraft will replace expiring leased and retiring Boeing 767-300 aircraft in future years. We cannot be assured that the associated return and retirement costs will not exceed our expectations and adversely impact our results of operations and liquidity.

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

As of December 31, 2013, we had $86.25 million aggregate principal amount of convertible notes outstanding. Athough it is our intent to settle the principal amount of the convertible note in cash, upon conversion, we will have the right to deliver shares of our common stock or a combination thereof to settle this obligation. The number of shares issued could be significant and such an issuance could cause significant dilution to the interests of the existing stockholders.

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

We receive, retain, and transmit certain personal information about our customers. In addition, our online operation at www.hawaiianairlines.com relies on the secure transmission of confidential information over public networks, including credit card information. A compromise of our physical and network security systems through a cybersecurity attack, including those of our business partners, may result in our customers' personal information being obtained by unauthorized persons, which could adversely affect our reputation, as well as negatively impact our business, results of operations, financial position and liquidity, and could result in the imposition of penalties or litigation against us. In addition, a cybersecurity breach could require that we expend significant additional resources related to the security of information systems which could result in a disruption of our operations.

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

Labor costs are a significant component of airline expenses and can substantially impact an airline's results of operations. A significant portion of our workforce is represented by labor unions. We may make strategic and operational decisions that require the consent of one or more of these labor unions, and cannot assure you that these labor unions will not require additional wages, benefits or other consideration in return for their consent. In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants and dispatchers. We cannot ensure that future agreements with our employees' labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations.

Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives.

We are dependent on the knowledge and expertise of our key executives. Attracting and retaining such personnel in the airline industry is highly competitive. We cannot be certain that we will be able to retain our key executives or attract other qualified personnel in the future. Any inability to retain our key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.

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

The airline industry operates on low gross profit margins as a result of a high percentage of fixed costs. Due to these fixed costs, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition and results of operations:

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

Our results from operations may be volatile due to the conditions identified above. We cannot ensure that our financial resources will be sufficient to absorb the effects of any of these unexpected factors should they arise.

Our business is subject to substantial seasonal and cyclical volatility.

Our results of operations will reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. As we enter new markets, we could be subject to additional seasonal variations. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry, could negatively affect us and the airline industry.

Terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, hostilities or act of war, could adversely affect the airline industry, including us, and could result in a significant decrease in demand for air travel, increased security costs, increased insurance costs covering war-related risks, and increased flight operational loss due to cancellations and delays. Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse effect on our business, financial condition and results of operations and on the airline industry in general.

The airline industry is subject to extensive government regulation, new regulations, and taxes which could have an adverse effect on our financial condition and results of operations.

Airlines are subject to extensive regulatory requirements that result in significant costs. Additional laws, regulations, taxes and airport rates and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenue. For example, the ATSA, which became law in November 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. A failure to be in compliance, or a modification, suspension or revocation of any of our DOT/FAA authorizations or certificates would have a material adverse impact on our operations.

In January 2012, the Department of Transportation announced new flight crew rest rules which change the required mandatory rest periods for airline flight crews, including flight attendants and pilots for both traditional scheduled service and charter operations, to prevent fatigue on flights. This rule became effective in January 2014. Accordingly, we recently changed the crew rest pods in our Airbus aircraft that provide long-haul service exceeding the minimum rest requirement rules. We expect to continue incurring expenses to comply with applicable regulations.

We cannot predict the impact that laws or regulations may have on our operations, nor can we ensure that laws or regulations enacted in the future will not adversely affect our business. Further we cannot guarantee that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agencies. Compliance with these and any future regulatory requirements could require us to incur significant capital and operating expenditures.

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

The airline industry is required to comply with various environmental laws and regulations, which could inhibit our ability to operate and could also have an adverse effect on our results of operations.

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

Cap and trade restrictions have also been proposed in Congress. In addition, other legislative or regulatory action to regulate greenhouse gas emissions is possible. In particular, the EPA has found that greenhouse gases threaten the public health and welfare, which could result in regulation of greenhouse gas emissions from aircraft. In the event that legislation or regulation is enacted in the U.S. or in the event similar legislation or regulation is enacted in jurisdictions where we operate or where we may operate in the future, it could adversely affect operations and result in significant costs for us and the airline industry. At this time, we cannot predict whether any such legislation or regulation would apportion costs between one or more jurisdictions in which we operate flights. Under these systems, certain credits may be available to reduce the costs of permits in order to mitigate the impact of such regulations on consumers, but we cannot predict whether we or the airline industry in general will have access to offsets or credits. We are monitoring and evaluating the potential impact of such legislative and regulatory developments.

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

The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws to which we are subject, both domestically and internationally. In addition, operations in non-U.S. jurisdictions are in many cases subject to the laws of those jurisdictions rather than U.S. law. Laws in some jurisdictions differ in significant respects from those in the United States, and these differences can affect our ability to react to changes in our business. Further, enforcement of laws in some jurisdictions can be inconsistent and unpredictable, which can affect our ability to enforce our rights and to undertake activities that we believe are beneficial to our business.

Our financial results may be negatively affected by increased airport rent rates and landing fees at the airports within the State of Hawai'i as a result of the State's modernization plan.

The State of Hawai'i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments to the airport's funding mechanism. Therefore, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, who do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

Our insurance costs are susceptible to significant increases and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability and workers' compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets, including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not change or that we will not bear substantial losses from accidents or damage to, or loss of, aircraft or other property due to other factors such as natural disasters. We could incur substantial claims resulting from an accident or damage to, or loss of, aircraft or other property due to other factors such as natural disasters in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.

Following the terrorist attacks on September 11, 2001, our insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. The Company has obtained third-party war risk (terrorism) insurance through a special program administered by the FAA. An extension of such authority will require legislation by the U.S. Congress. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate third-party war risk (terrorism) insurance, our business could be materially and adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Aircraft

The table below summarizes our total fleet as of December 31, 2012, 2013 and expected 2014 (based on existing agreements):

	December 31, 2012			December 31, 2013			December 31, 2014			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased(4)	Owned	Total	Leased(4)	Owned	Total	Leased(4)	Owned	Total
A330-200(1)	5	4	9	7	7	14	7	12	19	294	1.8
767-300(2)	9	7	16	6	6	12	6	4	10	252 - 264	16.3
717-200	3	15	18	3	15	18	3	15	18	118 - 123	12.0
ATR42(3)	—	2	2	—	3	3	—	3	3	48	9.5

Total	17	28	45	16	31	47	16	34	50

(1)
During 2013, we took delivery and placed into revenue service five Airbus A330-200 aircraft for service on our North America and International routes. Two of these aircraft were financed under secured debt, two aircraft were financed under lease agreements, and one aircraft was financed in part through proceeds from our EETC financing transaction. The increase in the number of owned aircraft in 2014 is due to the planned delivery of five aircraft to be financed in part through proceeds from our EETC financing transaction. See Note 7 and Note 12 to the consolidated financial statements for further discussion regarding the EETC financing transaction.

(2)
During 2013, we returned three Boeing 767-300 aircraft at the end of their lease terms and retired one Boeing 767-300 aircraft at the end of its estimated useful life. The decrease in the number of owned Boeing 767-300 aircraft from 2013 to 2014 is due to the planned retirement of two aircraft at the end of their estimated useful lives.

(3)
Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company, took delivery of one owned ATR42 turboprop aircraft in 2013. We did not enter into a financing transaction for the purchase of this aircraft, resulting in a decrease to our unrestricted cash.

(4)
Leased aircraft include both aircraft under capital and operating leases. See Note 8 to the consolidated financial statements for further discussion regarding our aircraft leases.

At December 31, 2013, we had firm aircraft orders for wide-body Airbus A330-200 aircraft, narrow-body A321neo aircraft and extra-wide body A350WB-800 aircraft with scheduled deliveries through 2020 as detailed below:

	Firm Orders
Delivery Year	A330-200 Aircraft		A321neo Aircraft(2)	A350XWB-800 Aircraft	Total
2014	5	(1)	—	—	5
2015	3		—	—	3
2016	—		—	—	—
2017	—		3	2	5
2018	—		6	2	8
2019	—		6	1	7
2020	—		1	1	2

	8		16	6	30

(1)
Firm orders include five Airbus A330-200 aircraft for which Hawaiian has secured financing through the EETC financing as discussed in Note 12 to the consolidated financial statements.

(2)
In 2013, Hawaiian executed a purchase agreement for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020. The A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on its North America routes.

Hawaiian has purchase rights for an additional three A330-200 aircraft, nine A321neo aircraft and six A350XWB-800 aircraft and can utilize these rights subject to production availability.

Leases on three of the remaining six Boeing 767-300 leased aircraft will expire by the end of 2016. See Note 8 to the consolidated financial statements for additional information regarding our aircraft lease agreements.

Ground Facilities

Our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at the Honolulu International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at the four major Neighbor Island airports owned by the State of Hawai'i. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawai'i to be common areas and thus are not exclusively controlled by us. Other facilities, including station managers' offices, Premier Club lounges and operations support space, are considered exclusive-use space by the State of Hawai'i.

The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2013:

Location
Name of Airport
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Honolulu International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Kona International Airport	Kona	Hawai'i
Lihue Airport	Lihue	Hawai'i
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Auckland Airport	Auckland	New Zealand
Fukuoka International Airport	Fukuoka	Japan
Kansai International Airport	Osaka	Japan
Haneda International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Sendai Airport	Sendai	Japan
Incheon International Airport	Seoul	South Korea
Taiwan Taoyuan International Airport	Taipei	Taiwan

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

	High	Low
2013
First Quarter	$7.20	$5.43
Second Quarter	6.32	5.30
Third Quarter	7.72	6.16
Fourth Quarter	9.63	7.40
2012
First Quarter	$6.96	$5.00
Second Quarter	6.57	4.96
Third Quarter	6.80	5.59
Fourth Quarter	6.80	5.22

Holders

There were 1,085 stockholders of record of our common stock as of January 24, 2014, which does not reflect those shares held beneficially or those shares held in "street" name.

Dividends and Other Restrictions

We paid no dividends in 2013 or 2012. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2013, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.

Stockholder Return Performance Graph

The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2009 to December 31, 2013. The comparison assumes $100 was invested on December 31, 2009 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

	2009	2010	2011	2012	2013
Hawaiian Holdings Common Stock	$100.00	$112.00	$82.86	$93.86	$137.57
S & P 500 Index	100.00	115.06	117.49	136.30	180.44
AMEX Airline Index	100.00	139.11	95.98	130.92	206.36

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

 Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$2,155,865	$1,962,353	$1,650,459	$1,310,093	$1,183,306
Operating expenses(a)	2,022,118	1,832,955	1,630,176	1,218,815	1,075,822
Operating income	133,747	129,398	20,283	91,278	107,484
Net income (loss)(b)(c)	51,854	52,237	(2,649)	110,255	116,720
Net Income (Loss) Per Common Stock Share:
Basic	$1.00	$1.04	$(0.05)	$2.15	$2.26
Diluted	0.98	1.01	(0.05)	2.10	2.22
Balance Sheet Items as of December 31 :
Total assets	$2,164,261	$1,865,824	$1,487,529	$1,117,499	$1,028,886
Long-term debt and capital lease obligations, excluding current maturities(d)(e)	744,286	553,009	424,436	171,884	190,335

(a)
During 2011, we recorded a $70.0 million lease termination charge related to the purchase of our Boeing 717-200 aircraft previously under lease agreements, as discussed in Note 8 to our consolidated financial statements. This amount is reflected as a separate line item in our operating expenses.

(b)
In 2009, net income was positively affected by a decrease in our deferred tax asset valuation allowance of $60.2 million due to a $25.0 million judgmental reversal of the valuation allowance, with the remainder attributable to the realization of deferred tax assets previously fully reserved, including the impact of favorable tax accounting changes permitted during the year.

(c)
In 2010, as a result of our demonstrated ability to generate sufficient taxable income, combined with certain tax planning strategies, management concluded that it was more likely than not that the Company would realize its deferred tax assets, therefore, net income was positively affected by the release of our remaining valuation allowance of $57.5 million.

(d)
In 2013, we borrowed $132.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft delivered in 2013, and received proceeds of $76.1 million in connection with the EETC financing for the purchase of one Airbus A330-200 aircraft delivered in 2013. In 2012, we borrowed $133.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft delivered in 2012 and took delivery of three aircraft (two Boeing 717 aircraft and one Airbus A330-200 aircraft) under capital leases. See further discussion at Note 7 to the consolidated financial statements.

(e)
In 2011, we issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 2016 and used the proceeds to pay off our outstanding secured revolving credit facility, borrowed $192.8 million through secured loan agreements to finance a portion of the purchase price of 15 Boeing 717-200 aircraft and borrowed $132 million to finance a portion of the purchase price of two Airbus A330-200 aircraft delivered in 2011. See further discussion at Note 7 to the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations. This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors." See "Cautionary Note Regarding Forward-Looking Statements," above. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Year in Review

2013 Financial Highlights

  •
  Operating income grew to $134 million compared to $129 million in the prior-year period.

  •
  Pre-tax income of $86 million was flat compared to the prior-year period.

  •
  GAAP net income of $52 million or $0.98 per share compared to $53 million or $1.01 per share in the prior-year period.

  •
  Adjusted net income, reflecting economic fuel expense, of $47 million or $0.88 per share compared to $56 million or $1.06 per share in the prior-year period.

  •
  Unrestricted cash and cash equivalents of $423 million compared to $406 million in the prior year period.

In 2013, we set a new record in our 84-year history by transporting 9.9 million passengers, an increase of 5% from 2012. Revenue passenger miles increased 12%, while available seat miles increased 14% in 2013. North America represented 46% of our passenger revenue and continued to improve during the fourth quarter. Our Neighbor Island routes posted another quarter of strong performance in the fourth quarter and represented 24% of our passenger revenue, while our International routes during the year were negatively affected by the strengthening of the US dollar.

See "Results of Operations" below for further discussion of changes in revenues and operating expenses. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.

Results of Operations

Our consolidated net income for 2013 was $51.9 million, or $0.98 per diluted share, compared to net income of $53.2 million, or $1.01 per diluted share, in 2012 and a net loss of $2.6 million, or $0.05 per diluted share, in 2011. Our 2011 results include a $70.0 million non-recurring, pre-tax lease termination charge related to the purchase of 15 Boeing 717-200 aircraft previously under lease agreements.

Selected Consolidated Statistical Data

Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2013	2012	2011
	(in thousands, except as otherwise indicated)
Scheduled Operations:
Revenue passengers flown	9,929	9,476	8,659
Revenue passenger miles (RPM)	13,658,072	12,195,875	10,139,949
Available seat miles (ASM)	16,761,761	14,660,030	12,022,194
Passenger revenue per RPM (Yield)	14.22 ¢	14.49 ¢	14.60 ¢
Passenger load factor (RPM/ASM)	81.5%	83.2%	84.3%
Passenger revenue per ASM (PRASM)	11.59 ¢	12.05 ¢	12.32 ¢
Total Operations:
Revenue passengers flown	9,936	9,484	8,666
RPM	13,677,645	12,217,635	10,151,218
ASM	16,785,827	14,687,472	12,039,933
Operating revenue per ASM (RASM)	12.84 ¢	13.36 ¢	13.71 ¢
Operating cost per ASM (CASM)(b)	12.05 ¢	12.48 ¢	13.54 ¢
CASM excluding aircraft fuel(b)(c)	7.88 ¢	8.18 ¢	9.28 ¢
CASM excluding lease termination costs and aircraft fuel(c)	7.88 ¢	8.18 ¢	8.70 ¢
Aircraft fuel expense per ASM(a)	4.17 ¢	4.30 ¢	4.26 ¢
Revenue block hours operated (actual)	161,965	147,810	125,375
Gallons of jet fuel consumed	226,214	199,465	164,002
Average cost per gallon of jet fuel (actual)(a)	$3.09	$3.17	$3.13

(a)
Includes applicable taxes and fees.

(b)
Includes lease termination charges of $70.0 million incurred in 2011.

(c)
Represents adjusted unit costs, a non-GAAP measure.

Operating Revenue

Our revenue is derived primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of baggage fees, cargo revenue, ticket change and cancellation fees, incidental services revenue, revenue earned on reduced rate passengers, sale of frequent flyer miles, inflight revenue, contract services and charter services revenue.

Operating revenue increased to $2.16 billion, $1.96 billion and $1.65 billion for the years ended December 31, 2013, 2012 and 2011, respectively, driven primarily by an increase in passenger revenue.

Passenger Revenue

Passenger revenue increased to $1.94 billion, $1.77 billion and $1.48 billion for the years ended December 31, 2013, 2012 and 2011, respectively.

The increase in passenger revenue of $175.8 million, or 9.9%, for the year ended December 31, 2013, as compared to 2012, is primarily due to an increase in the number of revenue passenger miles flown.

The increase in passenger revenue of $286.4 million, or 19.3%, for the year ended December 31, 2012, as compared to 2011, is primarily due to an increase in the number of revenue passenger miles flown. However, this increase was offset by increased competition on certain of our North America and International routes, which resulted in a decreased load factor throughout our network.

The detail of these changes are described in the table below:

	Year Ended December 31, 2013 as compared to December 31, 2012				Year Ended December 31, 2012 as compared to December 31, 2011
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(millions)				(millions)
North America	$81.7	3.7%	6.2%	5.8%	$79.5	(0.1)%	10.9%	10.2%
Neighbor Island	33.6	5.9	1.9	(2.7)	17.5	(2.2)	6.7	10.9
International	60.5	(11.6)	26.1	33.0	189.4	3.6	50.7	54.5

Total scheduled	$175.8	(1.9)%	12.0%	14.3%	$286.4	(0.8)%	20.3%	21.9%

North America

North America revenue increased by $81.7 million in 2013, as compared to 2012, primarily due to an increase in the number of revenue passengers flown and the yield generated on these routes. The increase in the number of revenue passengers was driven by an increase in capacity provided by the addition of new Airbus A330-200 aircraft delivered during the year, and the effects of full-year results from routes initiated in 2012.

North America revenue increased by $79.5 million in 2012, as compared to 2011, primarily due to an increase in the number of revenue passengers flown. The increase in the number of revenue passengers was primarily due to the initiation of non-stop daily routes from Honolulu to New York City, New York (launched in June 2012), the addition of a third daily year-round flight from Honolulu to Los Angeles, California (launched in June 2012), increased frequency from Maui to San Jose and Oakland, California (launched in January 2012), and seasonal summer service from Maui to Los Angeles, California.

Neighbor Island

Neighbor Island revenue increased by $33.6 million in 2013, as compared to 2012, primarily due to schedule adjustments and changes in pricing and revenue management practices, which allowed us to improve our yield and load factors on these routes.

Neighbor Island revenue increased by $17.5 million in 2012, as compared to 2011, primarily due to an increase in the number of revenue passengers flown. This increase in the number of revenue passengers was primarily due to increased capacity provided by three Boeing 717-200 aircraft that entered the fleet in the fourth quarter of 2011 and first quarter of 2012.

International

International revenue increased by $60.5 million in 2013, as compared to 2012, primarily due to an increase in the number of revenue passengers flown and offset by decreased yield. The increase in the number of revenue passengers was driven by an increase in capacity provided by the addition of new Airbus A330-200 aircraft delivered during the year and the initiation of routes from Honolulu to

Auckland, New Zealand (March 2013), Sendai, Japan (June 2013) and Taipei, Taiwan (July 2013) and the effects of the full year results from routes initiated in 2012. We experienced a decrease in yield as a result of increased competition on our Japanese, Australia and New Zealand routes, and the continued strengthening of the US Dollar in most currencies, primarily the Japanese Yen and Australian Dollar, which resulted in decreased average fares from the prior-year period.

International revenue increased by $189.4 million in 2012, as compared to 2011, primarily due to an increase in the number of revenue passengers flown. The increase in the number of revenue passengers was driven by an increase in capacity provided by the addition of new Airbus A330-200 aircraft that entered the fleet during 2011 and 2012 and the initiation of non-stop daily routes from Fukuoka, Japan (April 2012), the initiation of three times weekly service to Sapporo, Japan and Brisbane, Australia (November 2012), the increase in our Seoul, Korea service to daily from four times per week (launched in August 2012), the increase in our Sydney, Australia service to daily from four times weekly (launched in December 2011) and the effects of the full year results from routes initiated in 2011.

Other Operating Revenue

Other operating revenue increased to $213.0 million, $195.3 million and $169.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The increase in other operating revenue in 2013 was primarily attributed to a $16.2 million increase in cargo revenue, which was due to the additional cargo capacity provided by the Airbus A330-200 aircraft, the expansion of our network, and improved production on our existing routes.

The increase in other operating revenue in 2012 was attributed to an $11.2 million increase in baggage revenue and a $9.6 million increase in cargo revenue, which was due to the additional cargo capacity provided by the Airbus A330-200 aircraft and the expansion of our network.

In October 2013, we entered into a new co-branded credit card agreement, through which we will sell frequent flyer miles to Barclays Bank Delaware (Barclays) beginning in 2014. This agreement is considered a multiple-element arrangement and is subject to an accounting standard that will require us to allocate the overall consideration received to each deliverable using the estimated selling price. We are currently evaluating the relative selling price of each deliverable in the agreement. The revenue recognized in connection with our frequent flyer program is and will continue to be allocated between passenger and other operating revenue. However, the allocation of revenue between passenger and other operating revenue may change significantly compared to the way we have historically allocated revenue under our prior co-branded credit card agreement. Additionally, the other elements will be generally recognized as other operating revenue when earned. Under our prior co-branded credit card agreement, we deferred the fair value of the transportation element and amounts received in excess of the fair value were recognized immediately as other operating revenue.

Operating Expenses

The largest components of our operating expenses are aircraft fuel (including taxes and delivery), wages and benefits provided to our employees and aircraft maintenance materials and repairs. The price and availability of aircraft fuel is extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Maintenance and repair costs are expensed when incurred unless covered by third-party power-by-the-hour services contracts.

Operating expenses increased to $2.02 billion, $1.83 billion and $1.63 billion, for the years ended December 31, 2013, 2012, and 2011, respectively. Increases (decreases) in operating expenses are detailed below.

	Changes in operating expenses for the Year Ended December 31, 2013 as compared to December 31, 2012		Changes in operating expenses for the Year Ended December 31, 2012 as compared to December 31, 2011
	$	%	$	%
	(in thousands)		(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$67,061	10.6%	$118,457	23.1%
Wages and benefits	50,864	13.5	55,333	17.2
Aircraft rent	9,748	9.9	(14,097)	(12.5)
Maintenance materials and repairs	19,835	10.8	13,701	8.1
Aircraft and passenger servicing	16,810	16.2	21,575	26.2
Commissions and other selling	11,576	10.1	18,060	18.8
Depreciation and amortization	(2,549)	(3.0)	19,337	29.2
Other rentals and landing fees	(4,306)	(5.0)	13,178	18.2
Other	20,124	13.2	27,249	21.7
Lease termination charge(1)	—	—	(70,014)	NM

Total	$189,163	10.3%	$202,779	12.4%

NM
Not Meaningful

(1)
Amount reflects the impact of a non-recurring and non-cash pre-tax lease termination expense of $70.0 million related to the purchase of 15 Boeing 717-200 aircraft previously under lease agreements.

Our operations expanded by approximately 14.3% (measured in ASMs) in 2013. As a result of this expansion, we have experienced corresponding increases in our variable expenses such as aircraft fuel, wages and benefits, maintenance materials and repairs, aircraft and passenger servicing, commissions and other selling expenses and other expenses (which primarily consists of purchased services and personnel expenses).

We expect operating expenses to increase with the continued expansion of our services and the increase in the number of aircraft in our fleet.

Aircraft Fuel

Aircraft fuel expense increased during each of the past three years primarily due to a combination of an increase in consumption, and, from 2011 to 2012, an increase in the average fuel price per gallon, as illustrated in the following table:

	Years Ended December 31,			% Change from Year Ended
	2013	2012	2011	2012	2011
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$698,802	$631,741	$513,284	10.6%	23.1%
Fuel gallons consumed	226,214	199,465	164,002	13.4%	21.6%
Average fuel price per gallon, including taxes and delivery	$3.09	$3.17	$3.13	(2.5)%	1.3%

The increase in fuel expense from 2012 to 2013 is primarily due to an increase in fuel consumption due to the additional aircraft in the fleet (five additional A330-200 offset by the return/retirement of three B767-300 aircraft), but was partially offset by a decrease in the average fuel price per gallon.

The increase in fuel expense from 2011 to 2012 is due to an increase in fuel consumption due to the additional aircraft in the fleet (four additional A330-200 and two additional B717-200 aircraft) and an increase in the average fuel price per gallon.

We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance. We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel derivatives settled in the period inclusive of costs related to hedging premiums. Economic fuel expense is calculated as follows:

	Years Ended December 31,			% Change from Year Ended
	2013	2012	2011	2012	2011
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$698,802	$631,741	$513,284	10.6%	23.1%
Realized losses on settlement of fuel derivative contracts	14,018	7,372	430	90.2%	1,614.4%

Economic fuel expense	$712,820	$639,113	$513,714	11.5%	24.4%
Fuel gallons consumed	226,214	199,465	164,002	13.4%	21.6%

Economic fuel costs per gallon	$3.15	$3.20	$3.13	(1.6)%	2.2%

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $50.9 million, or 13.5%, in 2013, as compared to 2012, primarily due to a 7.0% increase in the number of employees as we continue to expand our operations with additional aircraft and new routes, which also resulted in an $8.4 million increase in health and fringe benefits provided to our employees.

Wages and benefits expense increased by $55.3 million, or 17.2%, in 2012, as compared to 2011, primarily due to a 13.7% increase in the number of employees as we continued to expand our operations with additional aircraft and new routes. Also, our pension and other post-retirement expense increased by $15.8 million in 2012, and was primarily due to a decrease in the discount rate used to determine net periodic benefit expense.

We expect wages and benefits expense to increase in future periods as we continue to add additional employees for the expansion of our operations.

Aircraft Rent

Aircraft rent expense increased by $9.7 million, or 9.9%, in 2013, as compared to 2012, primarily due to the addition of two Airbus A330-200 aircraft under operating leases (one in February 2013 and one in April 2013), partially offset by the return of three Boeing 767-300 aircraft at the end of their lease terms in April, August, and October 2013.

Aircraft rent expense decreased by $14.1 million, or 12.5%, in 2012, as compared to 2011, primarily due to the full year effects of aircraft leases that ended in 2011; the purchase of our existing fleet of

Boeing 717-200 aircraft in June 2011 of which the majority were previously under operating lease agreements and the return of two Boeing 767-300 aircraft at the end of their lease terms in May and October 2011. The decrease in aircraft rent expense was partially offset by the addition of two aircraft under operating lease agreements (one B717-200 aircraft in December 2011 and one A330 aircraft in May 2012).

We expect aircraft rent expense to increase in 2014 as we operate for a full year with the two A330 aircraft under operating leases that were added in 2013. However, in future periods we expect aircraft rent expense to decrease with the planned return of operating leased aircraft.

Maintenance Materials and Repairs

Maintenance materials and repairs expense increased by $19.8 million, or 10.8%, in 2013, as compared to 2012, primarily due to the increase in the number and utilization of Airbus A330-200 aircraft in our fleet.

Maintenance materials and repairs expense increased by $13.7 million, or 8.1%, in 2012, as compared to 2011, due to increased power-by-the-hour (PBH) expenses of $26.5 million for the A330-200 aircraft and B717-200 aircraft fleet additions during 2012. This increase was partially offset by decreased maintenance expense for our B717-200 aircraft of $7.3 million and B767-300 aircraft of $2.4 million, due to the non-recurrence of several heavy maintenance checks incurred in 2011.

We expect maintenance materials and repairs expense to increase in future periods as we continue to integrate additional aircraft into revenue service.

Aircraft and Passenger Servicing

Aircraft and passenger servicing expense increased by $16.8 million, or 16.2%, in 2013, as compared to 2012, due to increased food and beverage expenses of $8.4 million and ground handling expense of $5.5 million, as we expanded to new international destinations.

Aircraft and passenger servicing expense increased by $21.6 million, or 26.2%, in 2012, as compared to 2011, due to increased food and beverage expenses of $13.6 million and fueling service expenses of $3.4 million, as we expanded to new international destinations.

We expect aircraft and passenger servicing expense to increase in future periods as we continue to expand our fleet and add additional routes.

Commissions and Other Selling Expenses

Commissions and other selling expense increased by $11.6 million, or 10.1%, in 2013, as compared to 2012, due to increases in volume-related selling expenses, which include increased frequent flyer expense of $3.6 million, advertising and promotional expenses of $3.0 million, and travel agency commissions of $2.4 million.

Commissions and other selling expense increased by $18.1 million, or 18.8%, in 2012, as compared to 2011, due to increases in volume-related selling expenses, which include increased travel agency commissions of $10.1 million and segment booking fees of $5.0 million.

We expect commissions and other selling expenses to increase in future periods as we continue to expand our fleet and add additional routes.

Depreciation and Amortization

Depreciation and amortization expense decreased by $2.5 million, or 3.0%, in 2013, as compared to 2012, primarily due to our frequent flyer marketing relationship intangible asset which was fully amortized as of December 31, 2012. This decrease was partially offset by the increase in the number of owned aircraft (three A330-200 aircraft in April, June and November 2013).

Depreciation and amortization expense increased by $19.3 million, or 29.2%, in 2012, as compared to 2011, due to an increase in the number of owned (2) aircraft and aircraft under capital leases (3) from 2011, which resulted in a $10.1 million increase. Also, the purchase of 15 Boeing 717-200 aircraft in June 2011 resulted in a $2.7 million increase in depreciation and amortization expense in 2012.

We expect depreciation and amortization expenses to increase in future periods as we continue to expand our fleet.

Other Rentals and Landing Fees

Other rentals and landing fees expense decreased by $4.3 million, or 5.0%, in 2013, as compared to 2012, primarily due to decreased rental and landing fee rates at our Honolulu operational facility.

Other rentals and landing fee expense increased by $13.2 million, or 18.2%, in 2012, as compared to 2011, primarily due to the addition of new routes and increased frequencies on our existing routes.

We expect expenses for other rentals and landing fees to increase in future periods as we continue to add additional routes and increase frequency on our existing routes.

Other expense

Other expense increased by $20.1 million, or 13.2%, in 2013, as compared to 2012, and by $27.2 million, or 21.7%, in 2012, as compared to 2011, due to increased travel related expenses and increased expenses incurred on services outsourced to third-party vendors. Both increases were primarily the result of our continued expansion.

We expect other expenses to increase in future periods as we continue to expand our operations.

Lease Termination

During 2011, we entered into a purchase agreement with the lessor for the purchase of 15 Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines, previously held through four capital and 11 operating lease agreements. The purchase price for the 15 Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements, cash payment of $25.0 million, and non-cash application of maintenance and security deposits held by the previous lessor and current debt financier of $12.2 million. We recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840—Leases and elected to apply the same accounting policy to the aircraft under capital leases. We recorded the 15 Boeing 717-200 aircraft at their fair value of $135 million on the December 31, 2011 Consolidated Balance Sheets and reflected lease termination charges of $70.0 million on the December 31, 2011 Consolidated Statements of Operations.

The purchase of the 15 Boeing 717-200 aircraft resulted in lower aircraft rent expense in 2012 and 2011, which was partially offset by increases in depreciation and amortization and interest expense, for these periods.

Nonoperating Expense

Net nonoperating expense increased by $3.7 million in 2013, as compared to 2012, and $22.2 million in 2012, as compared to 2011, primarily due to increased interest and amortization of debt discounts and issuance costs of $6.9 million and $19.0 million, respectively, due to the additional financings we entered into subsequent to December 31, 2012 and 2011.

In May 2013, Hawaiian closed a $444.5 million EETC financing. As of December 31, 2013, $76.1 million was used to finance a portion of the purchase price of one new Airbus aircraft. The remaining proceeds will be used to purchase equipment notes to fund a portion of the purchase price of five (5) new Airbus aircraft scheduled for delivery through October 2014. We expect that the issuance of these equipment notes will significantly increase our interest expense starting in 2014, which is when all equipment notes are expected to be issued and outstanding.

Income Tax Expense

We recorded income tax expense of $34.6 million, $32.5 million and $1.6 million during the year ended December 31, 2013, 2012 and 2011, respectively. In 2013 and 2012, we had an effective tax rate of 40.0% and 37.9%, respectively. Our 2011 effective tax rate differed from the statutory rate primarily due to a change in the state apportionment rates and tax rates for these tax jurisdictions.

See Note 9 to the consolidated financial statements for further discussion.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of December 31, 2013, we had $423.4 million in cash and cash equivalents, representing an increase of $17.5 million from December 31, 2012. As of December 31, 2013, our restricted cash balance of $21.0 million consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC financing which closed in May 2013. Our December 31, 2012 restricted cash balance of $5.0 million reflects cash held as collateral by entities that process our credit card transactions for advanced ticket sales.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At December 31, 2013, Hawaiian had approximately $806.5 million of debt and capital lease obligations, including approximately $62.2 million that will become due in the next 12 months. Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million. As of December 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility and $67.0 million available (net of various outstanding letters of credit).

In 2013, we entered into a co-branded credit card agreement, which will provide for the sale of frequent flyer miles to Barclays beginning in 2014. At the execution of this agreement and a related agreement with a credit card processor, we received various advance payments of $26 million, which will be recognized as revenue over the term of the agreement.

Cash Flows

Net cash provided by operating activities was $243.3 million, $311.0 million and $178.8 million in 2013, 2012 and 2011, respectively. The decrease in 2013 was primarily due to a smaller increase in our air traffic liability as of December 31, 2013 compared to December 31, 2012, primarily because we introduced fewer new routes in 2013 compared to 2012. The increase in 2012 was primarily due to the improvement in our financial performance from the prior-year period, as we generated net income of $53.2 million for the year ended December 31, 2012 as compared to a net loss of $2.6 million for the year ended December 31, 2011. In addition, the cash held as collateral by entities that process our credit card transactions decreased by $25.9 million in 2012, and increased by $25.7 million in 2011. The combined effect of these events resulted in a $51.6 million increase in the amount of cash received from operating activities.

Net cash used in investing activities increased in the past three years to $327.8 million, $290.7 million and $281.9 million for 2013, 2012 and 2011, respectively. The increase in 2013 was primarily due to increases in purchases of property and equipment of $79.5 million, offset by decreases in pre-delivery deposits for upcoming aircraft and engine deliveries of $28.0 million, and the proceeds received from the disposition of equipment of $14.4 million. The increase in 2012 was primarily due to increases in purchases of property and equipment of $12.6 million, offset by decreases in pre-delivery deposits for upcoming aircraft and engine deliveries of $3.8 million.

Net cash provided by financing activities was $102.0 million, $81.4 million and $122.2 million for 2013, 2012 and 2011, respectively. The increase in the net cash provided by financing activities in 2013 is primarily due to increases in long-term borrowings of $110.1 million, offset by increases in cash repayments for debt and capital lease obligations of $64.5 million and the collateral payment that was made in connection with the issuance of the EETCs of $16.0 million. The decrease in the net cash provided by financing activities in 2012 is due to decreases in long-term borrowings of $85.3 million, offset by decreases in cash repayments for debt and capital lease obligations of $30.9 million.

In May 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. As of December 31, 2013, $76.1 million of the proceeds from the EETC financing was used to finance a portion of the purchase price of one new Airbus aircraft. The remaining proceeds of the issuance of the Class A and Class B pass-through certificates will be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of five (5) new Airbus aircraft scheduled for delivery through October 2014. Hawaiian expects to issue the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian will record the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

Capital Commitments

In 2013, we executed a purchase agreement to acquire 16 Airbus A321neo aircraft with scheduled delivery from 2017 to 2020. These fuel efficient, long-range, single-aisle aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying between Hawai'i and the U.S. West Coast. In addition, during April 2013, we executed a purchase agreement for two Pratt and Whitney spare engines (for our Airbus A321neo aircraft) for expected delivery in 2017 and 2018, with the option to purchase an additional two engines. Pratt and Whitney will also provide off-wing engine maintenance for the Airbus A321neo aircraft.

As of December 31, 2013, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	8	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $421 million in 2014, $246 million in 2015, $148 million in 2016, $494 million in 2017, $212 million in 2018 and $893 million thereafter.

For 2014, we expect our other non-aircraft related capital expenditures, which include software, improvements, ramp and maintenance equipment to total approximately $50 million to $60 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives and, while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have an impact on our ability to fulfill our existing purchase commitments.

We secured financing for a portion of the purchase price of five (5) upcoming Airbus A330-200 aircraft deliveries through October 2014, through the EETC financing which closed in May 2013. In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. See Note 12 for further detail regarding the EETC financing.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company. These agreements also require us to meet certain financial covenants. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage. As of December 31, 2013, we were in compliance with these covenants.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.0 million as of December 31, 2013 and 2012.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also result in an increase in the amount that is classified as restricted cash in our Consolidated Balance Sheets.

Pension and Other Postretirement Benefit Plan Funding

As of December 31, 2013, the excess of the projected benefit obligations over the fair value of plan assets was approximately $266.9 million. We contributed $18.7 million, $19.4 million and $12.9 million, to our defined benefit pension plans and disability plan during 2013, 2012 and 2011, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. In 2014, our minimum required contribution to our defined benefit pension plans and disability plan is $14.2 million.

Income tax net operating loss carryforwards

We have net operating loss (NOLs) carryforwards for federal and state income tax purposes of $278.6 million as of December 31, 2013. The tax benefit of the NOLs carryforwards as of December 31, 2013 is $91.9 million, substantially all of which will not begin to expire until 2031. Although we expect to generate taxable income in future years, we cannot be assured our NOLs will be sufficient to offset our tax liability. We believe we will have sufficient working capital to pay income taxes as they become due.

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

Contractual Obligations

Our estimated contractual obligations as of the date of this report are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)	$1,046,738	$108,520	$308,698	$209,070	$420,450
Operating leases—aircraft and related equipment(2)	678,016	97,949	177,637	159,885	242,545
Operating leases—non-aircraft	39,821	4,145	7,618	6,157	21,901
Purchase commitments—Capital(3)	2,414,405	421,472	393,413	705,938	893,582
Purchase commitments—Operating(4)	491,316	57,017	98,914	79,735	255,650
Projected employee benefit contributions(5)	29,653	14,184	15,469	—	—
Capacity purchase agreement(6)	29,541	7,877	10,625	11,039	—

Total contractual obligations	$4,729,490	$711,164	$1,012,374	$1,171,824	$1,834,128

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of December 31, 2013. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)
Amounts reflect leases for six Airbus A330-200 aircraft, six Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of December 31, 2013.

(3)
Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of 8 wide-body Airbus A330-200 aircraft, 16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, four Rolls Royce spare engines and two Pratt and Whitney spare engines. We have secured financing in the amount of $368.4 million from the EETC financing for a portion of the purchase price of five (5) Airbus A330-200 aircraft deliveries, through October 2014.

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

(5)
Amounts include our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2016.

(6)
Represents our estimates of future minimum noncancelable commitments under our capacity purchase agreement.

Non-GAAP Financial Measures

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

  •
  We believe it is the basis by which we are evaluated by industry analysts and investors;

  •
  These measures are often used in management and board of directors decision making analysis;

  •
  It improves a reader's ability to compare our results to those of other airlines; and

  •
  It is consistent with how we present information in our quarterly earnings press releases.

Adjusted net income (loss) reflecting economic fuel expense and excluding non-recurring items

See table below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated).

	Twelve months ended December 31,
	2013		2012		2011
	Net income	Diluted earnings per share	Net income	Diluted earnings per share	Net income (loss)	Diluted earnings (loss) per share
As reported—GAAP	$51,854	$0.98	$53,237	$1.01	$(2,649)	$(0.05)
Add: lease termination expenses related to Boeing 717-200 aircraft purchase, net of tax	—	—	—	—	42,008	0.83

Reflecting lease termination costs adjustment	$51,854	$0.98	$53,237	$1.01	$39,359	$0.78
Add: unrealized (gains) losses on fuel derivative contracts, net of tax	(5,210)	(0.10)	2,375	0.05	3,859	0.07

Reflecting economic fuel expense and excluding non-recurring lease termination charges	$46,644	$0.88	$55,612	$1.06	$43,218	$0.85

Operating Costs per Available seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and the non-recurring lease termination charge in 2011. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items to measure and monitor our costs.

CASM and CASM, excluding fuel and non-recurring lease termination cost, are summarized in the table below:

	Year Ended December 31,
	2013	2012	2011
GAAP operating expenses	$2,022,118	$1,832,955	$1,630,176
Less: lease termination cost related to Boeing 717 aircraft purchase	—	—	(70,014)

Adjusted operating expenses—excluding lease termination cost related to Boeing 717 aircraft purchase	$2,022,118	$1,832,955	$1,560,162
Less: aircraft fuel, including taxes and delivery	(698,802)	(631,741)	(513,284)

Adjusted operating expenses—excluding lease termination cost related to Boeing 717 aircraft purchase and aircraft fuel	$1,323,316	$1,201,214	$1,046,878

Available Seat Miles	16,785,827	14,687,472	12,039,933
CASM—GAAP	12.05 ¢	12.48 ¢	13.54 ¢
Less: lease termination cost related to Boeing 717 aircraft purchase	—	—	(0.58)
Less: aircraft fuel, including taxes and delivery	(4.17)	(4.30)	(4.26)

CASM—excluding aircraft fuel and lease termination cost related to Boeing 717 aircraft purchase	7.88 ¢	8.18 ¢	8.70 ¢

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

Frequent Flyer Accounting

HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. We utilize the incremental cost method of accounting for free travel awards earned in connection with the purchase of passenger tickets. This method utilizes a number of estimates including the incremental cost per mile and breakage. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on partner airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and apply these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental costs include the cost of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.

We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the transportation that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company. The estimated fair value of the transportation portion of these mileage credits is deferred and recognized as passenger revenue over the period when transportation is expected to be provided (currently estimated at 22 months). Amounts received in excess of the expected transportation's fair value are recognized immediately as other revenue at the time of sale as compensation for marketing services performed. The estimated fair value of the air transportation component is based on several factors, including the equivalent ticket value of similar Company fares and customer habits in redeeming free travel awards.

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company, then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is recognized over the period during which the mileage is projected to be used (currently estimated at five months).

On an annual basis, we review the deferral period and deferral rate for mileage credits sold to participating companies, as well as the breakage rate assumption for free travel awards earned in connection with the purchase of passenger tickets. The incremental cost assumption is reviewed on a quarterly basis.

In October 2013, we entered into a co-branded credit card agreement, which will provide for the sale of frequent flyer miles to Barclays beginning in 2014. This agreement is considered a multiple-element arrangement and is subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements—A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which will require us to allocate the overall consideration received to each deliverable using the estimated selling price. The assumptions used to determine the estimated selling prices of the deliverables will be considered critical accounting estimates in future reporting periods due to the level of subjectivity and judgment surrounding these assumptions, and the impact that these assumptions will have on the comparability of our financial results.

Pension and Other Postretirement and Postemployment Benefits

The calculation of pension and other postretirement and postemployment benefit expenses and its corresponding liabilities require the use of significant assumptions, including the expected long-term rate of return on plan assets, the assumed discount rate and the expected health care cost trend rate. Changes in these assumptions will impact the expense and liability amounts, and future actual experience may differ from these assumptions. The significant assumptions as of December 31, 2013 are as follows:

Pension:
Discount rate to determine projected benefit obligation	5.01%
Expected return on plan assets	6.55% +
Postretirement:
Discount rate to determine projected benefit obligation	5.21%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	8.00% ++
Ultimate	4.75%
Years to reach ultimate trend rate	5
Disability:
Discount rate to determine projected benefit obligation	4.99%
Expected return on plan assets	6.15% +

N/A
Not Applicable

+
Expected return on plan assets used to determine the net periodic benefit expense for 2014 changed to 6.92% for the pension plans and 5.92% for the disability plan.

++
Represents the expected health care cost trend rate to determine the projected benefit obligation. The health care cost trend rate used to determine the projected benefit expense was assumed to be 8.0% and to decrease gradually to 4.75% in 2019.

The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to sufficiently diversify assets so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return will have the following effects on our estimated 2014 pension and disability benefit expense:

1-Percentage Point Decrease
(in millions)
Increase in estimated 2014 pension expense	$2.7
Increase in estimated 2014 disability benefit expense	0.2

We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by one percent would have the following effects:

1-Percentage Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2013	$47.3
Increase in post-retirement obligation as of December 31, 2013	27.5
Increase in estimated 2014 pension expense	1.7
Increase in estimated 2014 disability benefit expense	4.3

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. A one-percentage point change in the assumed health care cost trend rate would have the following annual effects:

1-Percentage Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2013	$24.2
Increase in estimated 2014 other postretirement benefit expense	5.2

1-Percentage Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2013	$19.4
Decrease in estimated 2014 other postretirement benefit expense	3.7

Aircraft Maintenance and Repair Costs

On a quarterly basis we complete a forecast of maintenance costs for the next scheduled event on applicable leased aircraft and compare these estimates to our forecasted nonrefundable deposits to identify costs not expected to be recoverable. Any costs not expected to be recoverable are considered to be not substantially and contractually related to maintenance of the leased asset. Therefore, we bifurcate and expense the proportionate share that is estimated to not be recoverable from existing and future nonrefundable deposits. In determining whether it is probable that maintenance deposits will be used to fund the cost of the maintenance events, we conduct the following analysis:

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

  •
  We compare the forecasted maintenance deposits to be paid at the time of the next scheduled maintenance event to the estimated cost of the next scheduled maintenance event. Those costs not expected to be recoverable are considered to be not substantially and contractually related to maintenance of the leased asset.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e. jet fuel prices), interest rate risk and foreign currency risk. We have market-sensitive instruments in the form of variable-rate debt and financial derivatives used to offset Hawaiian's exposure to jet fuel price increases, and financial hedge instruments used to hedge Hawaiian's exposure to variable interest rate risk and foreign currency exchange risk. The adverse effects of potential changes in these market risks are discussed below.

The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 34.6% of our operating expenses for the year ended December 31, 2013. Approximately 72% of our fuel is based on Singapore jet fuel prices, 27% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed in 2014, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.4 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During 2013, our fuel hedge program primarily consisted of heating oil puts and swaps, and Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil). Call option contracts provide for a settlement in favor of the holder in the event the prices exceed a predetermined contractual level during a particular time period. Collars provide for a settlement in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of December 31, 2013, the Company hedged approximately 36% of its projected fuel requirements for 2014 with heating oil puts and swaps, and Brent crude oil call options and collars. As of December 31, 2013, the fair value of these fuel derivative agreements reflected a net asset of $6.1 million that is recorded in prepaid expenses and other in the Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

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

At December 31, 2013, we had $98.8 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.1672%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of December 31, 2013, a change in interest rates is unlikely to have a material impact on our results of operations.

At December 31, 2013, we had $707.7 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $13.8 million as of December 31, 2013.

In April 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected 2014 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $20.5 million and $14.3 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of December 31, 2013, the fair value of our foreign currency forwards reflected a net asset of $9.8 million that is recorded in prepaid expenses and other, and $1.7 million recorded in long-term prepayments and other, and a net liability of $0.2 million recorded in other accrued liabilities reflected in the Consolidated Balance Sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Hawaiian Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 10, 2014, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 10, 2014

Hawaiian Holdings, Inc.

Consolidated Statements of Operations

For the Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands, except per share data)
Operating Revenue:
Passenger	$1,942,829	$1,767,041	$1,480,663
Other	213,036	195,312	169,796

Total	2,155,865	1,962,353	1,650,459

Operating Expenses:
Aircraft fuel, including taxes and delivery	698,802	631,741	513,284
Wages and benefits	427,438	376,574	321,241
Aircraft rent	108,534	98,786	112,883
Maintenance materials and repairs	203,387	183,552	169,851
Aircraft and passenger servicing	120,635	103,825	82,250
Commissions and other selling	125,900	114,324	96,264
Depreciation and amortization	83,050	85,599	66,262
Other rentals and landing fees	81,317	85,623	72,445
Other	173,055	152,931	125,682
Lease termination charges	—	—	70,014

Total	2,022,118	1,832,955	1,630,176

Operating Income	133,747	129,398	20,283

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(50,453)	(43,522)	(24,521)
Interest income	639	580	1,514
Capitalized interest	12,625	10,524	7,771
Losses on fuel derivatives	(5,334)	(11,330)	(6,862)
Other, net	(4,814)	136	733

Total	(47,337)	(43,612)	(21,365)

Income (Loss) Before Income Taxes	86,410	85,786	(1,082)
Income tax expense	34,556	32,549	1,567

Net Income (Loss)	$51,854	$53,237	$(2,649)

Net Income (Loss) Per Common Stock Share:
Basic	$1.00	$1.04	$(0.05)

Diluted	$0.98	$1.01	$(0.05)

Weighted Average Number of Common Stock Shares Outstanding:
Basic	52,099	51,314	50,733

Diluted	53,155	52,535	50,733

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Years ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net Income (Loss)	$51,854	$53,237	$(2,649)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $38,886 for 2013 and tax benefit of $9,224 and $38,822 for 2012 and 2011, respectively	61,995	(11,714)	(67,061)
Net change in derivative instruments, net of tax expense of $5,696 for 2013	9,373	—	—

Total other comprehensive income (loss), net	71,368	(11,714)	(67,061)

Total comprehensive income (loss), net	$123,222	$41,523	$(69,710)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$423,384	$405,880
Restricted cash	19,434	5,000

Total cash, cash equivalents and restricted cash	442,818	410,880
Accounts receivable, net	74,245	80,750
Spare parts and supplies, net	19,767	27,552
Deferred tax assets, net	17,325	17,675
Prepaid expenses and other	51,652	35,001

Total	605,807	571,858

Property and equipment, net
Flight equipment	1,299,861	1,000,017
Pre-delivery deposits on flight equipment	188,738	193,042
Other property and equipment	172,835	125,154

	1,661,434	1,318,213
Less accumulated depreciation and amortization	(327,102)	(249,495)

Total	1,334,332	1,068,718

Other Assets:
Long-term prepayments and other	91,953	55,629
Restricted cash	1,566	—
Deferred tax assets, net	—	36,376
Intangible assets, net	23,940	26,580
Goodwill	106,663	106,663

Total Assets	$2,164,261	$1,865,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$89,787	$82,084
Air traffic liability	409,086	388,646
Other accrued liabilities	97,571	74,828
Current maturities of long-term debt and capital lease obligations	62,187	108,232

Total	658,631	653,790

Long-Term Debt, less discount, and Capital Lease Obligations	744,286	553,009
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	264,106	352,460
Other liabilities and deferred credits	59,424	37,963
Deferred tax liability, net	40,950	—

Total	364,480	390,423

Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value per share, 52,423,085 and 51,439,934 shares issued and outstanding as of December 31, 2013 and 2012, respectively.	524	514
Capital in excess of par value	269,884	264,854
Accumulated income	169,142	117,288
Accumulated other comprehensive loss, net	(42,686)	(114,054)

Total	396,864	268,602

Total Liabilities and Shareholders' Equity	$2,164,261	$1,865,824

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Shareholders' Equity

For the Years ended December 31, 2013, 2012 and 2011

	Common Stock(*)	Special Preferred Stock(**)	Treasury Stock	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance at December 31, 2010	$522	$—	$(10,752)	$245,947	$77,431	$(35,279)	$277,869
Net loss	—	—	—	—	(2,649)	—	(2,649)
Other comprehensive loss						(67,061)	(67,061)
Issuance of 508,696 shares of common stock related to stock awards	6	—	—	(1,122)	—	—	(1,116)
Share-based compensation expense	—	—	—	4,302	—	—	4,302
Convertible note	—	—	—	19,504	—	—	19,504
Purchase of convertible note hedges	—	—	—	(19,504)	—	—	(19,504)
Convertible note issuance costs net of deferred tax benefit of $302	—	—	—	(463)	—	—	(463)
Sale of common stock warrants	—	—	—	11,948	—	—	11,948
Treasury stock retirement of 2,070,214 shares	(21)	—	10,752	—	(10,731)	—	—
Excess tax benefits from stock issuance	—	—	—	46	—	—	46

Balance at December 31, 2011	$507	$—	$—	$260,658	$64,051	$(102,340)	$222,876

Net Income	—	—	—	—	53,237	—	53,237
Other comprehensive loss						(11,714)	(11,714)
Issuance of 710,361 shares of common stock related to stock awards	7	—	—	763	—	—	770
Share-based compensation expense	—	—	—	3,433	—	—	3,433

Balance at December 31, 2012	$514	$—	$—	$264,854	$117,288	$(114,054)	$268,602

Net Income	—	—	—	—	51,854	—	51,854
Other comprehensive income						71,368	71,368
Issuance of 983,151 shares of common stock related to stock awards	10	—	—	979	—	—	989
Share-based compensation expense	—	—	—	4,573	—	—	4,573
Excess tax benefits from stock issuance	—	—	—	(522)	—	—	(522)

Balance at December 31, 2013	$524	$—	$—	$269,884	$169,142	$(42,686)	$396,864

(*)
Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2013 and 2012.

(**)
Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2013 and 2012.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$51,854	$53,237	$(2,649)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	2,640	18,788	23,352
Depreciation and amortization of property and equipment	81,645	69,521	48,875
Deferred income taxes, net	34,106	31,333	43,768
Stock compensation	4,573	3,516	4,302
Lease termination charges	—	—	70,014
Amortization of debt discounts and issuance costs	6,949	5,599	3,932
Pension and postretirement benefit cost, net	12,543	11,627	1,676
Issuance of forward sold miles	—	—	(8,747)
Other, net	(9,986)	(10,039)	(7,530)
Changes in operating assets and liabilities:
Restricted cash	—	25,930	(25,706)
Accounts receivable	1,318	12,698	(35,408)
Spare parts and supplies	5,020	(6,660)	(7,181)
Prepaid expenses and other current assets	(6,391)	(2,373)	(7,033)
Accounts payable	7,703	1,447	11,336
Air traffic liability	20,440	85,264	61,268
Other accrued liabilities	10,765	7,459	3,240
Other assets and liabilities, net	20,091	3,670	1,255

Net cash provided by operating activities	243,270	311,017	178,764

Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(342,228)	(290,699)	(281,903)
Proceeds from disposition of property and equipment	14,414	—	—

Net cash used in investing activities	(327,814)	(290,699)	(281,903)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,376	1,488	226
Convertible Notes:
Issuance of convertible notes	—	—	86,250
Purchase of call options and sale of common stock warrants, net	—	—	(19,504)
Proceeds from issuance of warrants	—	—	11,948
Long-term borrowings	243,110	133,000	132,000
Repayments of long-term debt and capital lease obligations	(113,592)	(49,129)	(80,023)
Debt issuance costs	(13,846)	(3,828)	(8,726)
Change in cash collateral for EETC financing	(16,000)	—	—
Other	—	(84)	46

Net cash provided by financing activities	102,048	81,447	122,217

Net increase in cash and cash equivalents	17,504	101,765	19,078
Cash and cash equivalents—Beginning of Year	405,880	304,115	285,037

Cash and cash equivalents—End of Year	$423,384	$405,880	$304,115

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

Hawaiian is engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, Hawaiian also operates various charter flights. Hawaiian is the largest airline headquartered in Hawai'i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 31, 2013, the latest data available. As of December 31, 2013, Hawaiian's fleet consisted of 18 Boeing 717-200 aircraft for its Neighbor Island routes, and 12 Boeing 767-300 and 14 Airbus A330-200 aircraft for its North America, International and charter routes. The Company also purchased three ATR42 turboprop aircraft for its "'Ohana by Hawaiian" service to begin in 2014.

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

Restricted Cash

At December 31, 2013, restricted cash consisted of cash held as collateral for future interest payments owed in connection with the Enhanced Equipment Trust Certificates (EETC) financing which closed in May 2013 and cash held as collateral by institutions that process our credit card transactions for advanced ticket sales. The December 31, 2012 restricted cash balance reflected cash held as collateral by institutions that process our credit card transactions for advanced ticket sales.

Accounts receivable

Accounts receivables are carried at net realizable value and primarily consist of amounts due from credit card companies and travel agencies associated with sales of tickets for future travel and amounts due from business partners in the Company's frequent flyer programs.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost and depreciated on a straight-line basis to their estimated residual values over the asset's estimated useful life. Depreciation begins when the asset is placed into service. Aircraft and related parts begin depreciating on the aircraft's first revenue flight.

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines	7 - 20 years, 0 - 10% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Aircraft under capital leases	8 - 12 years, no residual value
Flight simulator under capital lease	25 years, 10% residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

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

Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations.

The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on our consolidated balance sheets, was $10.8 million and $15.4 million at December 31, 2013 and 2012, respectively. Amortization expense related to computer software was $7.0 million, $7.7 million and $5.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Aircraft Maintenance and Repair Costs

Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions.

Additionally, although the Company's aircraft lease agreements specifically provide that it is responsible for maintenance of the leased aircraft, the Company pays maintenance reserves to the aircraft lessors that are applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. However, reimbursements are limited to the available deposits associated with the specific maintenance activity for which the Company requests reimbursement.

Under certain aircraft lease agreements, if there are excess amounts on deposit at the expiration of the lease, the lessor is entitled to retain any excess amounts; whereas at the expiration of certain other existing aircraft lease agreements any such excess amounts are returned to the Company, provided that it has fulfilled all of its obligations under the lease agreements. The maintenance reserves paid under the lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, the Company maintains the right to select any third-party maintenance provider.

The Company accounts for nonrefundable maintenance deposits as an asset until it is less than probable that any portion of the deposit is recoverable. In addition, payments of maintenance deposits that are not substantially and contractually related to the maintenance of the leased assets are expensed as incurred. Any costs that are substantially and contractually unrelated to the maintenance of the leased asset are considered to be unrecoverable. In order to properly account for the costs that are related to the maintenance of the leased asset, the Company bifurcates its maintenance deposits into two groups and expenses the proportionate share that is expected to be unrecoverable.

Goodwill and Indefinite-lived Intangible Assets

Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a three-step process in accordance with Accounting Standard Codification (ASC) Intangibles—Goodwill and Other (ASC 350).

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

Operating Leases

The Company leases aircraft, engines, airport and terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements include escalation clauses and renewal options. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.

Leased Aircraft Return Costs

Costs associated with the return of leased aircraft are accrued when it is probable that a payment will be made and that amount is reasonably estimable. Any accrual is based on the time remaining on the lease, planned aircraft usage and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.

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

Other operating revenue includes checked baggage revenue, cargo revenue, ticket change and cancellation fees, charter revenue, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies, inflight revenue and other incidental sales.

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

The Company's total frequent flyer liability for future award redemptions is reflected as components of Air traffic liability and Other liabilities and deferred credits within the Consolidated Balance Sheets as follows:

	As of December 31,
	2013	2012
	(in thousands)
Air traffic liability	$51,264	$50,503
Other liabilities and deferred credits	10,633	12,381

Total frequent flyer liability	$61,897	$62,884

Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is recognized over the period during which the mileage is projected to be used (currently estimated at five months).

On an annual basis, the Company reviews the deferral period and deferral rate for mileage credits sold to participating companies, as well as the breakage rate assumption for free travel awards earned in connection with the purchase of passenger tickets. The Company's incremental cost assumption is reviewed on a quarterly basis.

In October 2013, Hawaiian entered into a co-branded credit card agreement, which will provide for the sale of frequent flyer miles to Barclays beginning in 2014. The agreement is a new multiple-element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements—A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which is effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011. ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price. The following four deliverables or elements have been identified in the agreement: air transportation; use of the brand and access to frequent flyer member lists; advertising; and other airline benefits. The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

service were sold on a stand-alone basis. Accordingly, the Company will determine its estimate of selling price based on a consideration of multiple inputs and methods including, but not limited to, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. The Company will estimate the selling prices and volumes over the term of the new agreement in order to determine the allocation of consideration to each of the multiple elements to be delivered.

The Company is currently evaluating the relative selling price of each deliverable in the agreement. The revenue recognized in connection with the frequent flyer program is and will continue to be allocated between passenger and other operating revenue. However, the allocation of revenue between passenger and other operating revenue may change significantly compared to the way revenue was historically allocated under the prior co-branded credit card agreement. Additionally, the other elements will be generally recognized as other operating revenue when earned. Under the prior co-branded credit card agreement, the fair value of the transportation element was deferred and amounts received in excess of the fair value were recognized immediately as other operating revenue. As of December 31, 2013, the adoption of ASU 2009-13 did not impact the Company's consolidated financial statements since the term of the agreement did not commence until 2014.

Pension and Postretirement and Postemployment Benefits

The Company accounts for its defined benefit pension and other postretirement and postemployment plans in accordance with ASC 715, Compensation—Retirement Benefits (ASC 715), which requires companies to measure their plans' assets and obligations to determine the funded status at fiscal year-end, reflect the funded status in the statement of financial position as an asset or liability, and recognize changes in the funded status of the plans in comprehensive income during the year in which the changes occur. ASC 715 does not change the amount of net periodic benefit expense recognized in our results of operations. Pension and other postretirement and postemployment benefit expenses are recognized on an accrual basis over each employee's service periods. Pension expense is generally independent of funding decisions or requirements.

Commissions and Other Selling Expenses

Commissions and other selling expenses include credit card commissions, the costs incurred to provide flights and other awards provided by HawaiianMiles, advertising and promotional expenses and computer reservation system charges, as well as commissions paid to outside agents for the sales of passenger and cargo traffic. Sales commissions are deferred when paid and are subsequently recognized as expense when the related revenue is recognized. Prepaid sales commissions are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. All other components of commissions and other selling expenses, including advertising costs, are expensed when incurred. Advertising expense was $14.1 million, $11.2 million and $9.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except for per share data)
Numerator:
Net income (loss)	$51,854	$53,237	$(2,649)
Denominator:
Weighted average common shares outstanding—Basic	52,099	51,314	50,733
Assumed exercise of stock options and awards	884	1,221	—
Assumed exercise of convertible note premium	172	—	—

Weighted average common shares outstanding—Diluted	53,155	52,535	50,733

Net income (loss) per common share
Basic	$1.00	$1.04	$(0.05)

Diluted	$0.98	$1.01	$(0.05)

The table below approximates those shares excluded from the computation of diluted earnings per share because the awards would be antidilutive.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Stock Options	392	89	527
Deferred Stock	43	—	1
Restricted Stock	1,345	717	339
Warrants	10,943	10,943	8,450

In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of convertible note hedges and sale of warrants. The Company's 5% Convertible Notes due in 2016 with a current principal amount of $86.25 million can be redeemed with either cash or the Company's common stock, or a combination thereof, at the Company's option. The 10.9 million shares into which the principal balance of the Convertible Notes could be converted will not impact the dilutive earnings per share calculation in the current and future periods, as the Company has the intent and ability to redeem the principal amount of these notes with cash. However, as the average share price of the Company's common stock during the quarter ended December 31, 2013 exceeded the conversion price of $7.88 per share, the conversion premium of the Convertible Note is included in the Company's computation of diluted earnings per share for the year ended December 31, 2013.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The convertible note hedges will always be antidilutive and, therefore, will have no effect on diluted earnings per share and are excluded from the table above.

The weighted common stock equivalents for warrants were excluded from the computation of diluted earnings per share because the strike price of $10.00 exceeded the average market price of the Company's common stock. However, warrants could be dilutive in future periods.

See Note 7 for further information on the Convertible Note transaction.

Stock Compensation Plans

The Company has a stock compensation plan for it and its subsidiaries' officers, consultants and non-employee directors. The Company accounts for stock compensation awards under ASC 718, Compensation—Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using the following: (1) option-pricing models for grants of stock options, (2) Monte Carlo simulations for restricted stock units with a market condition, or (3) fair value at the measurement date (usually the grant date) for awards of stock subject to time and / or performance-based vesting. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award.

Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global aircraft fuel prices, interest rates and foreign currency exchange rates.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

The following table summarizes the accounting treatment of the Company's derivative contracts:

Classification of Unrealized Gains (Losses)
Derivative Type	Accounting Designation	Classification of Realized Gains and Losses	Effective Portion	Ineffective Portion
Interest rate contracts	Designated as cash flow hedges	Interest expense and amortization of debt discounts and issuance costs	AOCI	Nonoperating income (expense)
Foreign currency exchange contracts	Designated as cash flow hedges	Passenger revenue	AOCI	Nonoperating income (expense)
Fuel hedge contracts	Not designated as hedges	Gains (losses) on fuel derivatives	Change in fair value of hedge is recorded in nonoperating income (expense)
Negative interest arbitrage associated with EETCs	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value of derivative is recorded in nonoperating income (expense)
Foreign currency exchange contracts	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value of derivative is recorded in nonoperating income (expense)

If the Company terminates a derivative prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Year ended December 31, 2013	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(9,016)	Passenger revenue
Foreign currency derivative gains, net	(760)	Other nonoperating expense
Interest rate derivative losses, net	656	Interest expense

Total before tax	(9,120)
Tax expense	3,447

Total, net of tax	$(5,673)

Amortization of defined benefit pension items
Actuarial loss	$8,660	Wages and benefits
Prior service credit	(4)	Wages and benefits

Total before tax	8,656
Tax benefit	(3,336)

Total, net of tax	$5,320

Total reclassifications for the period	$(353)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2013	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Total
	(in thousands)
Beginning balance	$—	$—	$(114,054)	$(114,054)

Other comprehensive income before reclassifications, net of tax	688	14,358	56,675	71,721
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	408	(6,081)	5,320	(353)

Net current-period other comprehensive income, net of tax	1,096	8,277	61,995	71,368

Ending balance	$1,096	$8,277	$(52,059)	$(42,686)

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

Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$269,384	$269,384	$—	$—
Restricted cash	21,000	21,000	—	—
Fuel derivative contracts:
Brent crude oil call options	7,121	—	7,121	—
Brent crude oil put options	186	—	186	—
Heating oil put options	417	—	417	—
Heating oil swaps	5,863	—	5,863	—
Foreign currency derivatives	12,494	—	12,494	—
Interest rate derivative	1,121	—	1,121	—

Total assets measured at fair value	$317,586	$290,384	$27,202	$—

Fuel derivative contracts:
Brent crude oil call options	$7,121	$—	$7,121	$—
Brent crude oil put options	186	—	186	—
Heating oil swaps	187	—	187	—
Foreign currency derivatives	1,188	—	1,188	—
Negative interest arbitrage derivative	12,865	—	—	12,865

Total liabilities measured at fair value	$21,547	$—	$8,682	$12,865

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$304,159	$304,159	$—	$—
Fuel derivative contracts:
Brent crude oil call options	13,094	—	13,094	—

Total assets measured at fair value	$317,253	$304,159	$13,094	$—

Fuel derivative contracts:
Brent crude oil put options	$397	$—	$397	$—

Total liabilities measured at fair value	$397	$—	$397	$—

Cash equivalents and restricted cash.    The Company's cash equivalents and restricted cash consist of money market securities, which are classified as Level 1 investments and are valued using inputs observable in markets for identical securities.

Fuel derivative contracts.    The Company's fuel derivative contracts consist of heating oil puts and swaps, and Brent crude oil call options and collars (a combination of purchased call options and sold put options of crude oil) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves and measures of volatility among others.

Foreign currency derivatives.    The Company's foreign currency derivatives consist of Japanese Yen, Korean Won, Australian Dollar and New Zealand Dollar forward contracts and are valued based primarily on data available or derived from public markets.

Interest rate derivative.    The Company's interest rate derivative consists of an interest rate swap and is valued based primarily on data available or derived from public markets.

Negative arbitrage derivative.    The Company's negative arbitrage derivative represents the net interest owed to the trusts that issued the Company's enhanced equipment trust certificates during the periods prior to the issuance of the related equipment notes, and is valued based primarily on the discounted amount of future cash flows using the appropriate rate of borrowing. Changes to those discount rates would be unlikely to cause material changes in the fair value of the negative interest arbitrage derivative (refer to Notes 5 and 12 for more information). The table below presents disclosures about the activity for the Company's "Level 3" financial liability:

Year Ended December 31, 2013
(in thousands)
Beginning balance	$—
Enhanced equipment trust certificates activity	12,865

Ending balance	$12,865

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Fair Value Measurements (Continued)

The table below presents the Company's debt (excluding obligations under capital leases) measured at fair value.

Fair Value of Debt
December 31, 2013					December 31, 2012
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$695,804	$738,563	$—	$104,656	$633,907	$554,568	$547,943	$—	$81,091	$466,852

The fair value estimates of the Company's debt were based on either market prices or the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash and cash equivalents, other receivables and accounts payable approximate their fair value due to its short-term nature.

Nonfinancial Assets Measured at Fair Value on a Nonrecurring Basis

See Note 8 for information related to fair value measurements of nonfinancial assets on a nonrecurring basis performed during 2011.

5. Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices, interest rates and foreign currencies.

In 2013, the Company recognized in its Consolidated Balance Sheets the financial effect of the net interest owed to the trusts that issued the Company's enhanced equipment trust certificates. The characteristics of the net interest obligation resulted in the obligation meeting the definition of a derivative instrument under ASC Topic 815, Derivatives and Hedging (ASC 815).

Fuel Risk Management

The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company primarily used heating oil puts and swaps and Brent crude oil call options and collars to hedge its aircraft fuel expense. As of December 31, 2013, the Company had outstanding fuel derivative contracts covering 84.7 million gallons of jet fuel that will be settled over the next 12 months. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Derivative Instruments (Continued)

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	December 31,
	2013	2012	2011
	(in thousands)
Losses realized at settlement	$(14,018)	$(7,372)	$(430)
Reversal of prior period unrealized amounts	6,013	2,367	(3,920)
Unrealized gains (losses) on conracts that will settle in future periods	2,671	(6,325)	(2,512)

Losses on fuel derivatives recorded as Nonoperating income (expense)	$(5,334)	$(11,330)	$(6,862)

Interest Rate Risk Management

The Company is exposed to market risk from adverse changes in interest rates associated with its long-term debt obligations. Market risk associated with fixed-rate and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

In 2013, the Company entered into interest rate swap agreements to hedge interest rate risk inherent in debt agreements used to finance aircraft delivered during the year. The interest rate swap agreements were designated as cash flow hedges under ASC 815. One of these interest rate swap agreements matured in June 2013, resulting in a gain of $0.7 million recognized in Accumulated Other Comprehensive Income (Loss) (AOCI).

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

The Company believes that its derivative contract will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified net losses from AOCI to interest expense of $0.7 million during the year ended December 31, 2013. The Company expects to reclassify a net loss of approximately $0.8 million into earnings over the next 12 months from AOCI based on the values at December 31, 2013.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Derivative Instruments (Continued)

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

The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified gains from AOCI to passenger revenue of $9.0 million during the year ended December 31, 2013. The Company expects to reclassify a net gain of approximately $11.4 million into earnings over the next 12 months from AOCI based on the values at December 31, 2013.

Negative Arbitrage Derivative

In May 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of EETCs. See Note 12 for further information related to the EETCs. In accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds. The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate. This variability requires the Company's obligation to the trusts to be recognized as a derivative in the Company's consolidated financial statements.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Derivative Instruments (Continued)

Derivative positions as of December 31, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)			(in thousands)
Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$63,800 U.S. dollars	April 2023	$196	$—	$196
	Long-term prepayments and other(1)			925	—	925
Foreign currency derivatives	Prepaid expenses and other	10,500,321 Japanese Yen 10,895,370 Korean Won 62,659 Australian Dollars 4,821 New Zealand Dollars	December 2014	9,946	(450)	9,496
	Long-term prepayments and other(2)	1,980,949 Japanese Yen 16,681 Australian Dollars	May 2015	1,673	—	1,673
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	6,180 Japanese Yen 58 Australian Dollars	December 2014	577	(229)	348
	Other accrued liabilities			298	(509)	(211)
Fuel derivative contracts	Prepaid expenses and other	84,714 gallons	December 2014	13,587	(7,494)	6,093
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(12,250)	(12,250)
	Other liabilities and deferred credits(3)			—	(615)	(615)

(1)
Represents the noncurrent portion of the $64 million interest rate derivative with final maturity in April 2023.

(2)
Represents the noncurrent portion of the foreign currency derivatives with final maturities in May 2015.

(3)
Represents the noncurrent portion of the $445 million negative arbitrage derivative with final maturity in January 2015.

Derivative positions as of December 31, 2012

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)			(in thousands)
Derivatives not designated as hedges
Fuel derivative contracts	Prepaid expenses and other	126,924 gallons	June 2014	$13,094	$(397)	$12,697

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Derivative Instruments (Continued)

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	Gain recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		Gain recognized in nonoperating (income) expense (ineffective portion)
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2013	2012	2013	2012	2013	2012
	(in thousands)
Foreign currency derivatives	$(22,781)	$—	$(9,016)	$—	$(760)	$—
Interest rate derivatives	(1,593)	—	656	—	—	—

Risk and Collateral

The financial derivative instruments expose the Company to possible credit loss in the event the counterparties to the agreements fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) periodically monitors the market position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments as cash collateral would be provided to or by the counterparties based on the current market exposure of the derivative. The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2013 and 2012.

The following tables reconciles the Company's net derivative positions to the financial statement line item within the Consolidated Balance Sheets (in thousands).

	December 31,
	2013	2012
Interest rate derivative	$196	$—
Foreign currency derivatives	9,844	—
Fuel derivative contracts	6,093	12,697
Prepaid expenses	35,067	21,984
Other	452	320

Prepaid expenses and other	$51,652	$35,001

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

5. Financial Derivative Instruments (Continued)

	December 31,
	2013	2012
Interest rate derivative	$925	$—
Foreign currency derivatives	1,673	—
Deposits	28,144	24,891
Maintenance reserves	9,650	5,735
Debt issuance costs	35,781	14,041
Other	15,780	10,962

Long-term prepayments and other	$91,953	$55,629

	December 31,
	2013	2012
Foreign currency derivatives	$211	$—
Negative arbitrage derivative	12,250	—
Accrued payroll and related	48,088	44,747
Accrued taxes	11,670	11,142
Other	25,352	18,939

Other accrued liabilities	$97,571	$74,828

	December 31,
	2013	2012
Negative arbitrage derivative	$615	$—
Lease related obligations	26,303	25,560
Deferred revenue	32,299	12,381
Other	207	22

Other liabilities and deferred credits	$59,424	$37,963

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets

The following tables summarize the gross carrying values of intangible assets less accumulated amortization, and the useful lives assigned to each asset.

	As of December 31, 2013
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(119,900)	$—	7.5
Favorable aircraft and engine leases	32,710	(32,710)	—	7	(*)
Favorable aircraft maintenance contracts	18,200	(11,069)	7,131	14	(*)
Frequent flyer program—customer relations	12,200	(9,476)	2,724	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(2,575)	1,085	12

Total intangible assets	$199,670	$(175,730)	$23,940

	As of December 31, 2012
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(119,900)	$—
Favorable aircraft and engine leases	32,710	(32,710)	—
Favorable aircraft maintenance contracts	18,200	(9,833)	8,367
Frequent flyer program—customer relations	12,200	(8,372)	3,828
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(2,275)	1,385

Total intangible assets	$199,670	$(173,090)	$26,580

(*)
Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy). The useful lives ranged from six years for a favorable aircraft maintenance contract to sixteen years for a favorable aircraft lease.

Amortization expense related to the above intangible assets was $2.6 million, $18.8 million and $23.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts are included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets (Continued)

Statements of Operations. The estimated future amortization expense as of December 31, 2013 of the intangible assets subject to amortization is as follows (in thousands):

2014	$2,640
2015	2,640
2016	2,052
2017	1,421
2018	1,236
Thereafter	951

$10,940

7. Debt

Long-term debt (including capital lease obligations) net of unamortized discounts is outlined as follows:

	2013	2012
	(in thousands)
Airbus A330-200 Aircraft Facility Agreements, interest rates ranging from 5.31%- 6.46%, quarterly principal and interest payments, payable from 2023 - 2024(1)	$353,723	$246,443
Class A EETC, fixed interest rate of 3.9%, interest-only semiannual payments starting in January 2014, principal and interest payments starting in January 2015 and maturing in January 2026(2)	56,000	—
Class B EETC, fixed interest rate of 4.95%, interest-only semiannual payments starting in January 2014, principal and interest semiannual payments starting in January 2015 and maturing in January 2022(2)	20,110	—
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, the remaining balance of $39.7 million due at maturity on June 2019(1)	154,422	170,701
Five year 5% unsecured convertible notes, with interest only semiannual payments, and $86.25 million due at maturity on March 15, 2016(3)	86,250	86,250
Boeing 767 Aircraft Facility Agreement, variable interest rate of 2.92% at December 31, 2013, quarterly principal and interest payments, maturing in December 2018(1)	35,000	—
Secured loan, monthly variable interest only payments, with the remaining balance of $52.2 million paid in December 2013	—	64,748
Capital lease obligations (see Note 8)	110,668	106,672

Total debt and capital lease obligations	$816,173	$674,814
Less:
Unamortized discount on convertible note	(9,700)	(13,573)
Current maturities	(62,187)	(108,232)

Long-Term Debt, less discount, and Capital Lease Obligations	$744,286	$553,009

(1)
The Airbus A330-200 Aircraft Facility Agreements and Boeing 717-200 Aircraft Facility Agreements are secured by aircraft.

(2)
The equipment notes underlying these EETCs are the direct obligations of Hawaiian.

(3)
As of December 31, 2013, the Convertible Note discount is being amortized to interest expense over the remaining term of 2.25 years.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

Enhanced Equipment Trust Certificates (EETC)

Hawaiian has $76.1 million of equipment notes outstanding, which was used to purchase an Airbus A330-200 aircraft delivered in the fourth quarter of 2013. See Note 12 for further information related to the EETCs.

Boeing 767 Aircraft Facility Agreement

In 2013, the Company borrowed $35.0 million through a secured loan agreement to refinance a portion of a secured loan that matured in December 2013. The loan agreement has a variable interest rate of 2.92% as of December 31, 2013 and requires a $6 million balloon payment at maturity in December 2018.

Convertible Notes

On March 23, 2011, the Company issued $86.25 million principal amount of convertible senior notes (the Convertible Notes) due March 15, 2016. The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum. Interest is paid semiannually, in arrears, on March 15 and September 15 each year.

Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company's common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes. Upon conversion, the Company will have the right, at the Company's election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. As of December 31, 2013, the Company has the intent and ability to settle the principal balance of the Convertible Notes in cash. Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met (during 2013, none of the conditions permitting conversion were met):

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

Holders may require the Company to repurchase all or a portion of their Convertible Notes upon a fundamental change, primarily a change in control or termination of trading, at a cash repurchase price

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

equal to 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any. The Company may not redeem the Convertible Notes prior to their maturity date. The Convertible Notes do not limit the amount that the Company would be required to pay or the number of shares that would be required to be issued upon conversion.

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

Accordingly, the Company recorded an adjustment to reduce the carrying value of the Convertible Notes by $19.5 million and recorded this amount in Shareholders' Equity. This adjustment was based on the calculated fair value of a similar debt instrument that did not have an associated equity component. The annual interest rate calculated for a similar debt instrument was 11.00%. During 2013, the carrying amount of the equity component and the effective interest rate applied to the liability component remaining unchanged from 2012.

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

Non-cash interest expense relating to the amortization of the discount allocated to the debt component of the Convertible Notes for the years ended December 31, 2013, 2012 and 2011 was $3.9 million, $3.5 million and $2.4 million, respectively, and interest expense for the years ended December 31, 2013, 2012, and 2011 was $4.8 million, $4.8 million and $3.8 million, respectively.

As of December 31, 2013, the if-converted value of the notes, which assumes that the notes will be converted into shares of the Company's common stock, exceeded the principal amount by $5.4 million.

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

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

Convertible Notes. The Company may elect to settle the conversion feature of the Convertible Notes in cash or shares of common stock or in any combination of cash or shares of common stock as determined in accordance with the provisions of the indenture. The Convertible Note Hedges are currently exercisable and expire on March 15, 2016.

Concurrent with the issuance of the Convertible Notes, the Company sold Warrants to certain financial institutions that permit such financial institutions to acquire shares of the Company's common stock. The Warrants are exercisable by the financial institutions for 10.9 million shares of the Company's common stock at an exercise price of $10.00 per share. The Company received $11.9 million in proceeds from the sale of the Warrants. The Warrants expire at various dates beginning in June 2016 and ending in September 2016. The Warrants provide for net share settlement by the Company, subject to the option of the Company to deliver cash in lieu of shares if certain conditions under the Warrants have been met.

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

Revolving Credit Facility

The Company has a secured Revolving Credit Facility in an amount up to $75.0 million, with a variable-interest rate of 6.25% at December 31, 2013, and maturing in December 2014. As of December 31, 2013 and 2012, the Company had no outstanding borrowing under the Revolving Credit Facility and $67.0 million and $68.9 million available, respectively, (net of various outstanding letters of credit), and was in compliance with its financial covenants under the Revolving Credit Facility.

As of December 31, 2013, the scheduled maturities of long-term debt are as follows (in thousands):

2014	$53,356
2015	65,075
2016	147,732
2017	63,717
2018	71,269
Thereafter	304,356

$705,505

8. Leases

Aircraft

On June 27, 2011, Hawaiian terminated lease agreements and concurrently entered into a purchase agreement with the lessor covering 15 Boeing 717-200 aircraft, each such aircraft including two Rolls-Royce BR700-715 engines. These aircraft were previously operated by Hawaiian under four capital and

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Leases (Continued)

11 operating lease agreements. The purchase price for the 15 Boeing 717-200 aircraft was $230 million, comprised of financing of $192.8 million through secured loan agreements with Boeing Capital, cash payment of $25.0 million, and the non-cash application of maintenance and security deposits held by the previous lessor and current debt financier of $12.2 million. This purchase price was reduced by certain previously recorded lease valuation adjustments related to these aircraft. The Company recognized the excess of the purchase price paid over the fair value of the aircraft under operating leases as a cost of terminating the leases under ASC 840—Leases (formerly FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease) and elected to apply the same accounting policy to the aircraft under capital leases. As a result, the Company reduced the value of the 15 Boeing 717-200 aircraft to their fair value of $135 million in its December 31, 2011 Consolidated Balance Sheets and recorded lease termination charges of $70.0 million in the Consolidated Statements of Operations. The Company determined the valuation of the aircraft based on a third-party appraisal that considered multiple inputs, including market transactions for similar aircraft and information specific to the condition of each aircraft. As a result, this fair value measurement was considered a Level 3 measurement.

As of December 31, 2013, the Company had lease contracts for 16 of its 47 aircraft. Of the 16 lease contracts, three aircraft lease contracts were accounted for as capital leases, with the remaining 13 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from approximately 2 to 12 years. Under these lease agreements, the Company is required to pay monthly specified amounts of rent plus maintenance reserves based on utilization of the aircraft. Maintenance reserves are amounts paid by the Company to the aircraft lessor as a deposit for certain future scheduled airframe, engine and landing gear overhaul costs. Maintenance reserves are reimbursable once the Company successfully completes such qualified scheduled airframe, engine and/or landing gear overhauls.

As of December 31, 2013, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year are as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2014	$13,713	$1,629	$97,949	$4,145
2015	13,803	1,190	97,173	3,893
2016	13,803	1,223	80,464	3,725
2017	13,803	1,179	79,942	3,088
2018	13,803	1,281	79,943	3,069
Thereafter	59,544	10,691	242,545	21,901

	128,469	17,193	$678,016	$39,821

Less amounts representing interest	(29,931)	(5,063)

Present value of minimum capital lease payments	$98,538	$12,130

Accumulated amortization for our aircraft and other capital leases was $19.4 million and $8.3 million for the years ended December 31, 2013 and 2012, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Leases (Continued)

Rent expense was $158.6 million, $151.0 million and $156.7 million during the years ended December 31, 2013, 2012 and 2011, respectively.

9. Income Taxes

The significant components of income tax expense are as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$—	$—	$(36,515)
State	450	1,216	(5,686)

	450	1,216	(42,201)

Deferred
Federal	$30,542	$27,936	$37,150
State	3,564	3,397	6,618

	34,106	31,333	43,768

Income tax expense	$34,556	$32,549	$1,567

The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax expense (benefit) computed at the statutory federal rate	$30,243	$30,025	$(368)
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	2,631	2,999	132
Nondeductible meals	971	910	538
Change in uncertain tax positions	—	—	(1,983)
Effect of change in state apportionment rates and tax rates	—	—	2,624
Settlement of prior year tax matters	—	—	618
Other	711	(1,385)	6

Income tax expense	$34,556	$32,549	$1,567

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As result of the Company's expected ability to generate taxable income in the future, management concluded that it was more likely than not that the Company will realize its deferred tax assets. Accordingly, a valuation allowance was not recorded as of December 31, 2013.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Income Taxes (Continued)

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$100,907	$135,922
Leases	7,009	5,610
Air traffic liability	10,390	10,745
Federal and state net operating loss carryforwards	91,911	75,223
Alternative minimum tax credit carryforwards	7,447	5,909
Other assets	24,782	25,814

Total deferred tax assets	$242,446	$259,223

Deferred tax liabilities:
Intangible assets	$(9,050)	$(10,169)
Plant and equipment, principally accelerated depreciation	(252,902)	(187,222)
Other liabilities	(4,119)	(7,781)

Total deferred tax liabilities	(266,071)	(205,172)

Net deferred tax asset (liability)	$(23,625)	$54,051

As of December 31, 2013, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $7.4 million, which is available for an indefinite period, and federal and state net operating loss carryforwards of $278.6 million. The tax benefit of the net operating loss carryforwards as of December 31, 2013 was $91.9 million, substantially all of which will not begin to expire until 2031.

In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. As of December 31, 2013 and 2012, the Company had no unrecognized tax benefits related to uncertain tax positions and does not expect this will significantly change within the next twelve months.

The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Balance at January 1	$—	$—	$1,983
Decreases related to prior year tax positions	—	—	(367)
Settlements with taxing authority	—	—	(490)
Effect of the expiration of statutes of limitation	—	—	(1,126)

Balance at December 31	$—	$—	$—

The Company records interest and penalties relating to unrecognized tax benefits in other nonoperating expense in its Consolidated Statements of Operations.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for tax years 2012 and beyond remain subject to examination by the Internal Revenue Service.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans

Defined Benefit Plans

Hawaiian sponsors various defined benefit pension plans covering the Air Line Pilots Association, International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen in September 1993. Effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005) and Hawaiian began making contributions to an alternate defined contribution retirement program for its pilots. All of the pilots' accrued benefits under their defined benefit plan at the date of the freeze were preserved. In addition, Hawaiian sponsors four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2013		2012
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$(421,884)	$(183,944)	$(391,287)	$(156,197)
Service cost	(2,555)	(13,596)	(2,723)	(11,152)
Interest cost	(17,389)	(7,888)	(18,993)	(8,548)
Actuarial gains (losses)	25,213	47,296	(26,450)	(11,196)
Benefits paid	19,406	3,319	17,569	3,188
less: federal subsidy on benefits paid	N/A	(51)	N/A	(39)

Benefit obligation at end of year(a)	$(397,209)	$(154,864)	$(421,884)	$(183,944)

Change in plan assets
Fair value of assets, beginning of year	$238,134	$12,418	$214,159	$9,870
Actual return on plan assets	35,344	766	24,525	899
Employer contribution	15,933	5,264	17,019	4,837
Benefits paid	(19,406)	(3,319)	(17,569)	(3,188)

Fair value of assets at end of year	$270,005	$15,129	$238,134	$12,418

Unfunded status at December 31,	$(127,204)	$(139,735)	$(183,750)	$(171,526)

Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(17)	$(2,816)	$(17)	$(2,799)
Noncurrent benefit liability	(127,187)	(136,919)	(183,733)	(168,727)

	$(127,204)	$(139,735)	$(183,750)	$(171,526)

Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$57,265	$6,435	$108,719	$55,991
Prior service credit	(55)	(22)	(57)	(23)

	$57,210	$6,413	$108,662	$55,968

(a)
The accumulated pension benefit obligation as of December 31, 2013 and 2012 was $391.5 million and $413.4 million, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

The following table sets forth the net periodic benefit cost:

	2013		2012		2011
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$2,555	$13,596	$2,723	$11,152	$2,833	$6,342
Interest cost	17,389	7,888	18,993	8,548	19,426	6,657
Expected return on plan assets	(15,348)	(912)	(15,253)	(819)	(18,015)	(774)
Recognized net actuarial loss	6,246	2,414	4,653	2,717	184	278
Prior service credit	(2)	(2)	(2)	(2)	(2)	(2)

Net periodic benefit cost	$10,840	$22,984	$11,114	$21,596	$4,426	$12,501

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$(45,209)	$(47,143)	$17,178	$11,148	$68,045	$38,297
Amortization of actuarial loss	(6,246)	(2,414)	(4,653)	(2,717)	(184)	(278)
Amortization of prior service credit	2	2	2	2	2	2

Total recognized in other comprehensive loss	$(51,453)	$(49,555)	$12,527	$8,433	$67,863	$38,021

Total recognized in net periodic benefit cost and other comprehensive loss	$(40,613)	$(26,571)	$23,641	$30,029	$72,289	$50,522

The following actuarial assumptions were used to determine the net periodic benefit expense and the projected benefit obligation at December 31:

	Pension			Postretirement		Disability
	2013		2012	2013	2012	2013		2012
Weighted average assumption used to determine net periodic benefit expense and projected benefit obligations:
Discount rate to determine net periodic benefit expense	4.10%		4.94%	4.24%	5.14%	4.06%		4.91%
Discount rate to determine projected benefit obligation	5.01%		4.10%	5.21%	4.24%	4.99%		4.06%
Expected return on plan assets	6.55%	++	7.30%	N/A	N/A	6.15%	++	6.90%
Rate of compensation increase	Various	+	Various +	N/A	N/A	Various	+	Various +
Health care trend rate to determine net periodic benefit expense	N/A		N/A	8.00%	9.00%	N/A		N/A
Health care trend rate in 2019	N/A		N/A	4.75%	4.75%	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A	8.00%	8.00%	N/A		N/A
Health care trend rate in 2018	N/A		N/A	4.75%	4.75%	N/A		N/A

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase which range from 1.5% to 6.0% in 2013 and 1.5% to 7.5% in 2012.

++
Expected return on plan assets used to determine the net periodic benefit expense for 2014 is 6.92% for Pension and 5.92% for Disability.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

A one-percentage point change in the assumed health care cost trend rates would have the following annual effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2013	$24,176	$(19,387)
Effect on total service and interest cost for the year ended December 31, 2013	4,872	(3,671)

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$1,144	$(239)
Amortization of prior service credit	(2)	(2)

To be recognized in net periodic benefit cost from accumulated other comprehensive loss	$1,142	$(241)

Plan Assets

The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. The actual allocation of our pension and disability plan assets and the target allocation of assets by category at December 31, 2013 are as follows:

	Asset Allocation
	2013	Target
Equity securities	60%	60%
Fixed income securities	35%	35%
Real estate investment trusts	5%	5%

	100%	100%

In 2013, the Company transitioned the assets of the pension plan to a new investment manager. As a result of this transition, the overall composition of the pension plan assets changed significantly from 2012. However, the target allocation of the pension plan assets, as illustrated in the table above, was not impacted by this transition.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

As discussed in Note 4, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

  Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The table below presents the Company's pension plan and other postretirement plan investments (excluding cash):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$164	$164	$—	$—
Common stock	2	2	—	—
Equity index funds	160,286	—	160,286	—
Fixed income funds	89,086	—	89,086	—
Real estate investment fund	12,237	—	12,237	—
Insurance company pooled separate account	1,281	—	1,281	—

Total	$263,056	$166	$262,890	$—

Postretirement Assets:
Common collective trust fund	$15,063	$—	$15,063	$—

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$1,419	$1,419	$—	$—
Equity securities:
Common stock—Domestic	42,140	42,140	—	—
Common stock—Foreign	26,284	26,284	—	—
Real estate investment trusts—Domestic	4,222	—	4,222	—
Real estate investment trusts—Foreign	3,743	—	3,743	—
Preferred stock—Domestic	496	496	—	—
Preferred stock—Foreign	322	322	—	—
Other equities—Domestic	220	220	—	—
Equity index funds	66,388	—	66,388	—
Fixed income securities:
Government bonds—Domestic	3,960	—	3,960	—
Government bonds—Foreign	18,313	—	18,313	—
Mortgage-based securities	2,625	—	2,625	—
Corporate bonds—Domestic	7,577	—	7,577	—
Corporate bonds—Foreign	3,444	—	3,444	—
State and local bonds	150	—	150	—
Fixed income fund	43,952	—	43,952	—
Common collective trust fund	2,902	—	2,902	—
Forward contracts	(6)	—	(6)	—
Insurance company pooled separate account	4,478		4,478	—

Total	$232,629	$70,881	$161,748	$—

Postretirement Assets:
Common collective trust fund	$12,356	$—	$12,356	$—

Cash equivalents.    The fund's objective is to seek a high level of current income while maintaining both capital and liquidity. The carrying amount of the fund is equivalent to its fair value due to the short-term nature of the fund.

Common stock.    These investments are valued at the closing price reported on the active market on which the individual securities are traded.

Equity index funds.    The investment objective of these funds are to obtain a reasonable rate of return while investing principally or entirely in foreign or domestic equity securities. There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

Fixed income funds.    The investment objective of these funds are to obtain a reasonable rate of return while principally investing in foreign and domestic bonds, mortgage-backed securities, and asset-backed securities . There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Employee Benefit Plans (Continued)

Real estate investment fund.    The investment objective of this fund is to obtain a reasonable rate of return while principally investing in real estate investment trusts. There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

Insurance Company Pooled Separate Account.    The investment objective of the Insurance Company Pooled Separate Account is to invest in short-term cash equivalent securities to provide a high current income consistent with the preservation of principal and liquidity. The fair value of the investments in this category has been estimated using the net asset value per share.

Common collective trust (CCT).    The postretirement plan's CCT investment consists of a balanced profile fund and a conservative profile fund. These funds primarily invest in mutual funds and exchange-traded funds. The balanced profile fund is designed for participating trusts that seek substantial capital growth, place modest emphasis on short-term stability, have long-term investment objectives, and accept short-term volatility in the value of the fund's portfolio. The conservative profile fund is designed for participating trusts that place modest emphasis on capital growth, place moderate emphasis on short-term stability, have intermediate-to-long-term investment objectives, and accept moderate short-term volatility in the value of the fund's portfolio. There are currently no redemption restrictions on these investments. The fair value of the investments in this category has been estimated using the net asset value per share.

Based on current legislation and current assumptions, the minimum required contribution that the Company is required to make to Hawaiian's defined benefit pension plans and disability plan during 2014 is $14.2 million. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ended December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2014	$20,353	$3,798	$(59)
2015	21,593	4,322	(68)
2016	22,790	4,987	(76)
2017	24,156	5,577	(89)
2018	25,536	6,260	(101)
2019 - 2022	138,268	43,071	(712)

	$252,696	$68,015	$(1,105)

Defined Contribution Plans

The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground and salaried personnel. Contributions to the Company's defined contribution plans were $25.1 million, $21.3 million and $18.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock and Share-based Compensation

Common Stock

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

No dividends were paid by the Company during the years ended December 31, 2013, 2012 or 2011. Provisions in certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

Special Preferred Stock

The IAM, AFA, and ALPA each hold one share of Special Preferred Stock, which entitles each union to nominate one director to the Company's Board of Directors. In addition, each series of the Special Preferred Stock, unless otherwise specified: (i) ranks senior to the Company's common stock and ranks pari passu with each other series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights unless a dividend is declared and paid on the Company's common stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the common stock; (iii) is entitled to one vote per share of such series and votes with the common stock as a single class on all matters submitted to holders of the Company's common stock; and (iv) automatically converts into the Company's common stock on a 1:1 basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements.

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $4.6 million, $3.4 million and $4.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, $4.1 million of share-based compensation expense related to unvested stock options and other awards (inclusive of $0.3 million for stock options and other awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.1 years.

Stock Options

The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2013 and 2012 was $9.7 million and $5.0 million, respectively.

Performance and Market-Based Stock Awards

During 2013, the Company granted performance-based and market-based awards covering 501,542 shares of Company Common Stock (the Target Award) with a maximum payout of 802,212 shares of Common Stock (the Maximum Award) to employees pursuant to the Company's 2005 Stock Incentive Plan. These awards vest over a period of three years. The Company valued the performance-based awards using grant date fair values equal to the Company's share price on the measurement date and

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Capital Stock and Share-based Compensation (Continued)

the market-based awards using the lattice model with the following assumptions: expected volatility of 68.5%, risk-free interest rate of 1.21%, expected life of 3.5 years and expected dividend yield of zero.

The following table summarizes information about performance and market-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2012	1,069,889	$6.09
Granted during the period	501,542	5.74
Vested during the period	(198,112)	6.96
Forfeited during the period	(230,727)	5.59

Non-vested at December 31, 2013	1,142,592	$5.88

Time-Based Stock Awards

During 2013, the Company awarded 378,845 time-based stock awards to employees and non-employee directors, pursuant to the Company's 2005 Stock Incentive Plan. These awards vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date.

The following table summarizes information about outstanding time-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2012	548,282	$6.19
Granted during the period	378,845	5.70
Vested during the period	(323,094)	6.20
Forfeited during the period	(43,135)	6.03

Non-vested at December 31, 2013	560,898	$5.86

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingent Liabilities

Commitments

As of December 31, 2013, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	8	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2017.

Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the next five years and thereafter are detailed below:

	Capital	Operating	Total Commited Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
2014	$421,472	$57,017	$478,489	$368,430	$110,059
2015	245,589	55,271	300,860	—	300,860
2016	147,824	43,643	191,467	—	191,467
2017	493,824	42,383	536,207	—	536,207
2018	212,114	37,352	249,466	—	249,466
Thereafter	893,582	255,650	1,149,232	—	1,149,232

	$2,414,405	$491,316	$2,905,721	$368,430	$2,537,291

*
See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Enhanced Equipment Trust Certificates (EETC)

In May 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. As of December 31, 2013, the Company received $76.1 million in proceeds from the issuance of the equipment notes, which it used to

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Commitments and Contingent Liabilities (Continued)

fund a portion of the purchase price of one Airbus aircraft. The remaining proceeds of the issuance of the Class A and Class B pass-through certificates, will be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of five (5) new Airbus aircraft scheduled for delivery through October 2014. Hawaiian took delivery of the first aircraft in November 2013. The equipment notes will be secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes will be fully and unconditionally guaranteed by the Company. The Company expects to issue the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian will record the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. In connection with this transaction, Hawaiian was required to deposit $16.0 million into a collateral account. The funds held in this account are under the control of a third party. Accordingly, these funds are classified as restricted cash in the Company's Consolidated Balance Sheets.

The Company evaluated whether the pass-through trusts formed are variable interest entities ("VIEs") required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian invested in or obtained a financial interest in the pass-through trusts. Rather, Hawaiian has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts, which will be fully and unconditionally guaranteed by the Company. Neither the Company nor Hawaiian intends to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

Capacity purchase agreement

In January 2014, Hawaiian entered into a capacity purchase agreement with Empire Airlines, Inc., to operate the aircraft for the turboprop operations in connection with the "'Ohana by Hawaiian" Neighbor Island service. The anticipated future commitments for this agreement, not included in the table above, is approximately $7.9 million in 2014, $5.3 million in 2015, $5.3 million in 2016, $5.5 million in 2017 and $5.5 million in 2018.

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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $5.0 million at December 31, 2013 and 2012.

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

13. Geographic Information

The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian offers only one significant line of business (i.e., air transportation), management has concluded that it has only one segment.

The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$1,493,295	$1,378,498	$1,272,196
Pacific	662,570	583,855	378,263

Total operating revenue	$2,155,865	$1,962,353	$1,650,459

Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Supplemental Cash Flow Information

Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$36,574	$35,153	$15,600
Cash payments (refunds) for income taxes	2	(16,913)	(21,281)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	11,840	111,921	—

15. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 15 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 12, the Company (which is also referred to in this Note 15 as Parent Issuer / Guarantor), will fully and unconditionally guarantee the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes to be issued by Hawaiian to purchase new aircraft.

Also, in accordance with Regulation S-X paragraph 210.5-04(c), the Company is required to report condensed financial information as a result of limitations on the ability of Hawaiian to pay dividends or advances to the Company included in Hawaiian's debt agreements. The Company's condensed consolidating financial information satisfies this requirement.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,155,554	$647	$(336)	$2,155,865
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	698,802	—	—	698,802
Wages and benefits	—	427,438	—	—	427,438
Aircraft rent	—	108,534	—	—	108,534
Maintenance materials and repairs	—	203,387	—	—	203,387
Aircraft and passenger servicing	—	120,635	—	—	120,635
Commissions and other selling	—	125,962	—	(62)	125,900
Depreciation and amortization	—	83,050	—	—	83,050
Other rentals and landing fees	—	81,317	—	—	81,317
Other	7,772	165,101	456	(274)	173,055

Total	7,772	2,014,226	456	(336)	2,022,118

Operating Income (Loss)	(7,772)	141,328	191	—	133,747

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	62,549	—	—	(62,549)	—
Interest expense and amortization of debt discounts and issuance costs	(8,710)	(41,743)	—	—	(50,453)
Interest income	132	507	—	—	639
Capitalized interest	—	12,625	—	—	12,625
Losses on fuel derivatives	—	(5,334)	—	—	(5,334)
Other, net	—	(4,814)	—	—	(4,814)

Total	53,971	(38,759)	—	(62,549)	(47,337)

Income Before Income Taxes	46,199	102,569	191	(62,549)	86,410
Income tax expense (benefit)	(5,655)	40,211	—	—	34,556

Net Income	$51,854	$62,358	$191	$(62,549)	$51,854

Comprehensive Income	$123,222	$133,726	$191	$(133,917)	$123,222

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,962,571	$41	$(259)	$1,962,353
Operating Expenses:
Aircraft fuel, including taxes and oil	—	631,741	—	—	631,741
Wages and benefits	—	376,574	—	—	376,574
Aircraft rent	—	98,786	—	—	98,786
Maintenance materials and repairs	—	183,552	—	—	183,552
Aircraft and passenger servicing	—	103,825	—	—	103,825
Commissions and other selling	—	114,366	—	(42)	114,324
Depreciation and amortization	—	85,599	—	—	85,599
Other rentals and landing fees	—	85,623	—	—	85,623
Other	4,712	148,300	136	(217)	152,931

Total	4,712	1,828,366	136	(259)	1,832,955

Operating Income (Loss)	(4,712)	134,205	(95)	—	129,398

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	61,388	—	—	(61,388)	—
Interest expense and amortization of debt discounts and issuance costs	(8,330)	(35,192)	—	—	(43,522)
Interest income	114	466	—	—	580
Capitalized interest	—	10,524	—	—	10,524
Losses on fuel derivatives	—	(11,330)	—	—	(11,330)
Other, net	—	136	—	—	136

Total	53,172	(35,396)	—	(61,388)	(43,612)

Income (Loss) Before Income Taxes	48,460	98,809	(95)	(61,388)	85,786
Income tax expense (benefit)	(4,777)	37,326	—	—	32,549

Net Income (Loss)	$53,237	$61,483	$(95)	$(61,388)	$53,237

Comprehensive Income (Loss)	$53,237	$49,769	$(95)	$(61,388)	$41,523

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2011

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,650,616	$17	$(174)	$1,650,459
Operating Expenses:
Aircraft fuel, including taxes and oil	—	513,284	—	—	513,284
Wages and benefits	—	321,241	—	—	321,241
Aircraft rent	—	112,883	—	—	112,883
Maintenance materials and repairs	—	169,851	—	—	169,851
Aircraft and passenger servicing	—	82,250	—	—	82,250
Commissions and other selling	—	96,290	—	(26)	96,264
Depreciation and amortization	—	66,262	—	—	66,262
Other rentals and landing fees	—	72,445	—	—	72,445
Other	4,467	121,278	85	(148)	125,682
Lease termination charges	—	70,014	—	—	70,014

Total	4,467	1,625,798	85	(174)	1,630,176

Operating Income (Loss)	(4,467)	24,818	(68)	—	20,283

Nonoperating Income (Expense):
Undistributed net income of subsidiaries	2,654	—	—	(2,654)	—
Interest expense and amortization of debt discounts and issuance costs	(6,209)	(18,312)	—	—	(24,521)
Interest income	128	1,386	—	—	1,514
Capitalized interest	—	7,771	—	—	7,771
Losses on fuel derivatives	—	(6,862)	—	—	(6,862)
Other, net	—	733	—	—	733

Total	(3,427)	(15,284)	—	(2,654)	(21,365)

Income (Loss) Before Income Taxes	(7,894)	9,534	(68)	(2,654)	(1,082)
Income tax expense (benefit)	(5,245)	6,812	—	—	1,567

Net Income (Loss)	$(2,649)	$2,722	$(68)	$(2,654)	$(2,649)

Comprehensive Loss	$(2,649)	$(64,339)	$(68)	$(2,654)	$(69,710)

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,797	$333,663	$4,924	$—	$423,384
Restricted cash	—	19,434	—	—	19,434
Accounts receivable, net	1,192	73,241	31	(219)	74,245
Spare parts and supplies, net	—	19,767	—	—	19,767
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	—	51,613	39	—	51,652

Total	85,989	515,043	4,994	(219)	605,807

Property and equipment at cost	—	1,629,517	31,917	—	1,661,434
Less accumulated depreciation and amortization	—	(327,102)	—	—	(327,102)

Property and equipment, net	—	1,302,415	31,917	—	1,334,332

Long-term prepayments and other	1,171	90,782	—	—	91,953
Restricted cash	—	1,566	—	—	1,566
Deferred tax assets, net	14,767	—	—	(14,767)	—
Goodwill and other intangible assets, net	—	130,603	—	—	130,603
Intercompany receivable	25,286	—	—	(25,286)	—
Investment in consolidated subsidiaries	348,040	—	—	(348,040)	—

TOTAL ASSETS	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$532	$88,990	$484	$(219)	$89,787
Air traffic liability	—	407,359	1,727	—	409,086
Other accrued liabilities	1,307	96,264	—	—	97,571
Current maturities of long-term debt and capital lease obligations	—	62,187	—	—	62,187

Total	1,839	654,800	2,211	(219)	658,631

Long-term debt, less discount, and capital lease obligations	76,550	667,736	—	—	744,286
Intercompany payable	—	25,286	—	(25,286)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	264,106	—	—	264,106
Other liabilities and deferred credits	—	59,424	—	—	59,424
Deferred tax liabilities, net	—	55,717	—	(14,767)	40,950

Total	—	379,247	—	(14,767)	364,480
Shareholders' equity	396,864	313,340	34,700	(348,040)	396,864

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Balance Sheets
December 31, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,626	$303,967	$18,287	$—	$405,880
Restricted cash	—	5,000	—	—	5,000
Accounts receivable, net	2,032	78,949	13	(244)	80,750
Spare parts and supplies, net	—	27,552	—	—	27,552
Deferred tax assets, net	704	16,971	—	—	17,675
Prepaid expenses and other	—	35,001	—	—	35,001

Total	86,362	467,440	18,300	(244)	571,858

Property and equipment at cost	—	1,299,757	18,456	—	1,318,213
Less accumulated depreciation and amortization	—	(249,495)	—	—	(249,495)

Property and equipment, net	—	1,050,262	18,456	—	1,068,718

Long-term prepayments and other	1,695	53,934	—	—	55,629
Deferred tax assets, net	8,439	27,937	—	—	36,376
Goodwill and other intangible assets, net	—	133,243	—	—	133,243
Intercompany receivable	33,110	—	—	(33,110)	—
Investment in consolidated subsidiaries	213,275	—	—	(213,275)	—

TOTAL ASSETS	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$292	$81,758	$278	$(244)	$82,084
Air traffic liability	—	386,677	1,969	—	388,646
Other accrued liabilities	1,310	73,518	—	—	74,828
Current maturities of long-term debt and capital lease obligations	—	108,232	—	—	108,232

Total	1,602	650,185	2,247	(244)	653,790

Long-term debt, less discount, and capital lease obligations	72,677	480,332	—	—	553,009
Intercompany payable	—	33,110	—	(33,110)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	352,460	—	—	352,460
Other liabilities and deferred credits	—	37,963	—	—	37,963

Total	—	390,423	—	—	390,423
Shareholders' equity	268,602	178,766	34,509	(213,275)	268,602

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$342,881	$1,732,816	$36,756	$(246,629)	$1,865,824

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(8,088)	$251,260	$98	$—	$243,270
Cash Flows From Investing Activities:
Net payments from subsidiaries	6,883	—	—	(6,883)	—
Additions to property and equipment, including pre-delivery deposits	—	(328,767)	(13,461)	—	(342,228)
Proceeds from disposition of property and equipment	—	14,414	—	—	14,414

Net cash provided by (used in) investing activities	6,883	(314,353)	(13,461)	(6,883)	(327,814)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,376	—	—	—	2,376
Long-term borrowings	—	243,110	—	—	243,110
Repayments of long-term debt and capital lease obligations	—	(113,592)	—	—	(113,592)
Debt issuance costs	—	(13,846)	—	—	(13,846)
Net payments to parent company	—	(6,883)	—	6,883	—
Change in cash collateral for EETC financing	—	(16,000)	—	—	(16,000)

Net cash provided by financing activities	2,376	92,789	—	6,883	102,048

Net increase (decrease) in cash and cash equivalents	1,171	29,696	(13,363)	—	17,504
Cash and cash equivalents—Beginning of Period	83,626	303,967	18,287	—	405,880

Cash and cash equivalents—End of Period	$84,797	$333,663	$4,924	$—	$423,384

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By Operating Activities:	$10,669	$299,845	$503	$—	$311,017
Cash Flows From Investing Activities:
Net payments to subsidiaries	(25,750)	—	—	25,750	—
Additions to property and equipment, including pre-delivery deposits	—	(272,243)	(18,456)	—	(290,699)

Net cash used in investing activities	(25,750)	(272,243)	(18,456)	25,750	(290,699)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,488	—	—	—	1,488
Long-term borrowings	—	133,000	—	—	133,000
Repayments of long-term debt and capital lease obligations	—	(49,129)	—	—	(49,129)
Debt issuance costs	—	(3,828)	—	—	(3,828)
Net payments from (to) parent company	—	(9,250)	35,000	(25,750)	—
Other	—	(84)	—	—	(84)

Net cash provided by financing activities	1,488	70,709	35,000	(25,750)	81,447

Net increase (decrease) in cash and cash equivalents	(13,593)	98,311	17,047	—	101,765
Cash and cash equivalents—Beginning of Period	97,219	205,656	1,240	—	304,115

Cash and cash equivalents—End of Period	$83,626	$303,967	$18,287	$—	$405,880

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2011

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided By (Used In) Operating Activities:	$(7,954)	$186,465	$253	$—	$178,764
Cash Flows From Investing Activities:
Net payments from subsidiaries	9,676	—	—	(9,676)	—
Additions to property and equipment, including pre-delivery deposits	—	(281,903)	—	—	(281,903)

Net cash provided by (used in) investing activities	9,676	(281,903)	—	(9,676)	(281,903)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	226	—	—	—	226
Convertible Notes:
Issuance of convertible notes	86,250	—	—	—	86,250
Purchase of call options	(19,504)	—	—	—	(19,504)
Proceeds from issuance of warrants	11,948	—	—	—	11,948
Long-term borrowings	—	132,000	—	—	132,000
Repayments of long-term debt and capital lease obligations	—	(80,023)	—	—	(80,023)
Debt issuance costs	(3,390)	(5,336)	—	—	(8,726)
Net payments to parent company	—	(9,676)	—	9,676	—
Other	—	46	—	—	46

Short-term borrowings
Net cash provided by financing activities	75,530	37,011	—	9,676	122,217

Net increase (decrease) in cash and cash equivalents	77,252	(58,427)	253	—	19,078
Cash and cash equivalents—Beginning of Year	19,967	264,083	987	—	285,037

Cash and cash equivalents—End of Year	$97,219	$205,656	$1,240	$—	$304,115

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

15. Condensed Consolidating Financial Information (Continued)

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to an Amended and Restated Credit Agreement (Credit Agreement), dated as of December 10, 2010, that provides for a Revolving Credit Facility. See further discussion of the Revolving Credit Facility at Note 7. The Credit Agreement provides that, subject to certain exceptions, neither Hawaiian nor any other subsidiary of the Company will make any distribution or other payment on account of, or declare or pay any dividend on, or purchase, acquire, redeem or retire any stock issued by Hawaiian or any other subsidiary of the Company. The exceptions include (i) distributions by Hawaiian to the Company for the purpose of allowing the Company to pay federal and state income and franchise taxes, (ii) distributions by Hawaiian to the Company to pay customary costs and expenses of operating a publicly-traded company in an aggregate amount in any year not to exceed $10.0 million, and (iii) so long as no event of default has occurred and is continuing or would result therefrom, distributions by Hawaiian to the Company for the purpose of making regularly scheduled interest payments on specified indebtedness of the Company. In addition, the Credit Agreement restricts the ability of Hawaiian and the other subsidiaries of the Company from making loans or advances to the Company. The net assets of Hawaiian restricted under the Credit Agreement, defined as shareholders' equity, totaled $313.3 million and $178.8 million as of December 31, 2013 and 2012, respectively.

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Debt described in Note 7.

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

16. Supplemental Financial Information (unaudited)

Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2013:
Operating revenue	$490,754	$533,928	$599,298	$531,885
Operating income (loss)	(11,926)	37,391	74,434	33,848
Nonoperating loss	(15,453)	(19,176)	(7,016)	(5,692)
Net income (loss)	(17,145)	11,316	40,604	17,079
Net income (loss) per common stock share:
Basic	(0.33)	0.22	0.78	0.33
Diluted	(0.33)	0.21	0.76	0.31
2012:
Operating revenue	$435,494	$484,551	$549,322	$492,986
Operating income	12,900	29,328	74,933	12,237
Nonoperating loss	(1,041)	(23,019)	(1,130)	(18,422)
Net income (loss)	7,258	3,904	45,483	(3,408)
Net income (loss) per common stock share:
Basic	0.14	0.08	0.88	(0.07)
Diluted	0.14	0.07	0.86	(0.07)

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

The sum of the quarterly net income (loss) per common stock share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Management's Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2013, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework). Based on their assessment, we concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hawaiian Holdings, Inc.

We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Hawaiian Holdings, Inc. and our report dated February 10, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 10, 2014

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)
Financial Statements and Financial Statement Schedules:

(1)
Financial Statements of Hawaiian Holdings, Inc.

i.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.

ii.
Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011.

iii.
Consolidated Statements of Comprehensive Income (Loss), December 31, 2013, 2012 and 2011.

iv.
Consolidated Balance Sheets, December 31, 2013 and 2012.

v.
Consolidated Statements of Shareholders' Equity Years ended December 31, 2013, 2012 and 2011.

vi.
Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011.

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
10.23.4
Amendment Number Five to Amended and Restated Credit Agreement and Waiver and Amendment Number Two to Amended and Restated Security Agreement, dated as of July 9, 2012, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012).*
10.23.5
Amendment Number Six to Amended and Restated Credit Agreement, dated as of January 31, 2013, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.23.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 8, 2013).*
10.23.6
Amendment Number Seven to Amended and Restated Credit Agreement, dated as of December 31, 2013, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, LLC (successor by merger to Wells Fargo Capital Finance, Inc.), as agent for the Lenders (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on January 7, 2014).*
10.24
Amended and Restated General Continuing Guaranty, dated as of December 10, 2010, by Hawaiian Holdings, Inc. in favor of Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.27 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.25
Amended and Restated Security Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., those additional entities party thereto from time to time and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.28 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.26
Amended and Restated Engine and Spare Parts Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.29 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

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
10.37
Lease Agreement N483HA, dated as of August 29, 2008, between Wells Fargo Bank Northwest, National Association, and Hawaiian Airlines, Inc. for one Boeing 717-200 aircraft (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into a Lease Agreement N489HA, dated October 9, 2008, with Wells Fargo Bank Northwest, National Association, a Lease Agreement N490HA, dated December 1, 2008, with Wells Fargo Bank Northwest, National Association, and a Lease Agreement N488HA, dated December 22, 2008, with Wells Fargo Bank Northwest, National Association, each for one Boeing 717-200 aircraft, which leases are substantially identical to Lease Agreement N483HA, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡
10.38
Lease Agreement (Aircraft No. 2), dated as of October 21, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (the "Pegasus Lease Agreement") (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended) (Aircraft No. 2). Hawaiian Airlines, Inc. also entered into a Lease Agreement (Aircraft No. 1), dated as of October 21, 2008, with Pegasus Aviation Finance Company relating to the lease of a second Airbus A330-220 aircraft, the terms of which are substantially identical to the terms contained in the Pegasus Lease Agreement, except with respect to aircraft identification information, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this lease agreement was not filed.*‡
10.39
General Terms Agreement, dated as of October 27, 2008, between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B engines (the "Rolls-Royce Agreement") (filed as Exhibit 10.47 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement was not filed.*‡
10.39.1
Amendment #1 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.10 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.39.2	Amendment #2 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.11 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.39.3
Amendment #3 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.48.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.40
Amendment #1 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.12 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on July 21, 2011).*‡
10.40.1
Amendment #2 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.49.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.41
Aircraft Lease Agreement, dated as of October 31, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. for one Airbus A330-200 aircraft (filed as Exhibit 10.48 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.42
Amendment No. 1 to Lease Agreement (Aircraft No. 2), dated as of November 10, 2008, between Pegasus Aviation Finance Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.43
Amendment Number One to Aircraft Lease Agreement, dated as of November 10, 2008, between C.I.T. Leasing Corporation and Hawaiian Airlines, Inc. (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.44
Complete Fleet Services Agreement, dated as of December 14, 2009, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*
10.45
Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.46
Base Call Option Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*

10.47	Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.48
Base Warrants Transaction Confirmation, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 21, 2011).*
10.49
Additional Call Option Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.50
Additional Call Option Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.51
Additional Warrants Transaction, dated as of March 18, 2011, by and among Hawaiian Holdings, Inc., UBS AG, London Branch and UBS Securities LLC, solely as agent of UBS AG, London Branch (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.52
Additional Warrants Transaction, dated as of March 18, 2011, by and between Hawaiian Holdings, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011).*
10.53
Loan Agreement [1217], dated as of April 6, 2011, by and among Hawaiian Airlines, Inc.; Natixis as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen- Thüringen Girozentrale, KfW IPEX-Bank GmbH and Natixis Transport Finance, as joint lead arrangers; and any additional lenders from time to time party thereto (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Loan Agreement [1295], dated as of June 29, 2011 by and among Landesbank Hessen-Thüringen Girozentrale, as administrative agent; Wells Fargo Bank Northwest, National Association, not in its individual capacity, except as expressly stated therein, as security trustee; Landesbank Hessen- Thüringen Girozentrale, KfW IPEX-Bank GmbH and Natixis Transport Finance, as lenders; and any additional lenders from time to time party thereto, which loan agreement is substantially identical to Loan Agreement [1217], except with respect to total principal amount and certain other information as to which Hawaiian Airlines, Inc. has been granted confidential treatment, and pursuant to Regulation S-K Item 601, Instruction 2, this loan agreement was not filed.*‡
10.54
Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, National Association, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

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
10.60
Type A Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.2 to form 10-Q filed by Hawaiian Holdings, Inc. on April 25, 2013).*+
10.61
Type B Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3 to form 10-Q filed by Hawaiian Holdings, Inc. on April 25, 2013).*+
10.62
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡
10.63
Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.64
Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.65
Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.66
Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.67
Trust Supplement No. 2013-1B-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.68	Revolving Credit Agreement (2013-1A), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.6 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.69
Revolving Credit Agreement (2013-1B), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.7 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.70
Intercreditor Agreement, dated as of May 29, 2013, among Wilmington Trust, National Association, as trustee, Natixis S.A., acting via its New York Branch, as liquidity provider, and Wilmington Trust, National Association, as subordination agent and trustee (filed as Exhibit 4.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.71
Deposit Agreement (Class A), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.9 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.72
Deposit Agreement (Class B), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.10 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.73
Escrow and Paying Agent Agreement (Class A), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as Exhibit 4.11 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.74
Escrow and Paying Agent Agreement (Class B), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as Exhibit 4.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.75
Note Purchase Agreement, dated as of May 29, 2013, among Hawaiian Airlines, Inc., Wilmington Trust, National Association, as trustee, Wilmington Trust, National Association, as subordination agent, Wells Fargo Bank Northwest, National Association, as escrow agent, and Wilmington Trust, National Association, as paying agent (filed as the Exhibit 4.13 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.76
Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and trustee) (Exhibit B to Note Purchase Agreement) (filed as Exhibit 4.14 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.77
Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee and securities intermediary) (Exhibit C to Note Purchase Agreement) (filed Exhibit 4.15 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.78	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.79	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.80
Agreement dated December 11, 2013 by and among Hawaiian Holdings, Inc., Hirzel Capital Management LLC and Zac S. Hirzel. (filed as Exhibit 10.1 to the form 8-K filed by Hawaiian Holdings, Inc. on December 11, 2013).*
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+
These exhibits relate to management contracts or compensatory plans or arrangements.

*
Previously filed; incorporated herein by reference.

‡
Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.

Valuation and Qualifying Accounts (in thousands)
Years Ended December 31, 2013, 2012 and 2011

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
Allowance for Doubtful Accounts
2013	$371	292		—	(562)	(a)	$101

2012	$630	185		—	(444)	(a)	$371

2011	$744	1,491		—	(1,605)	(a)	$630

Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2013	$10,963	2,471	(b)	—	(633)	(c)	$12,801

2012	$8,824	2,388	(b)	—	(249)	(c)	$10,963

2011	$6,979	2,056	(b)	—	(211)	(c)	$8,824

(a)
Doubtful accounts written off, net of recoveries.

(b)
Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)
Spare parts and supplies written off against the allowance for obsolescence.

Note, the Company did not have a tax valuation allowance for the years ended December 31, 2013, 2012 and 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 10, 2014	By	/s/ SCOTT E. TOPPING Scott E. Topping Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2014.

Signature	Title

/s/ MARK B. DUNKERLEY Mark B. Dunkerley	President and Chief Executive Officer, and Director (Principal Executive Officer)
/s/ SCOTT E. TOPPING Scott E. Topping	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ LAWRENCE S. HERSHFIELD Lawrence S. Hershfield	Chair of the Board of Directors
/s/ GREGORY S. ANDERSON Gregory S. Anderson	Director
/s/ BRIAN E. BOYER Brian E. Boyer	Director
/s/ ZAC HIRZEL Zac Hirzel	Director
/s/ RANDALL L. JENSON Randall L. Jenson	Director

Signature	Title

/s/ BERT T. KOBAYASHI, JR. Bert T. Kobayashi, Jr.	Director
/s/ TOMOYUKI MORIIZUMI Tomoyuki Moriizumi	Director
/s/ SAMSON POOMAIHEALANI Samson Poomaihealani	Director
/s/ CRYSTAL K. ROSE Crystal K. Rose	Director
/s/ WILLIAM S. SWELBAR William S. Swelbar	Director
/s/ RICHARD N. ZWERN Richard N. Zwern	Director