Form 10-Q
period 2014-03-31
HAWAIIAN HOLDINGS INC
filed 2014-04-24
CIK 1172222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 18, 2014, 53,203,436 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.

Form 10-Q

Quarterly Period ended March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Operating Revenue:
Passenger	$468,013	$439,939
Other	56,845	50,815
Total	524,858	490,754

Operating Expenses:
Aircraft fuel, including taxes and delivery	171,139	174,489
Wages and benefits	107,494	102,735
Aircraft rent	26,279	26,019
Maintenance materials and repairs	58,310	55,259
Aircraft and passenger servicing	30,221	29,059
Commissions and other selling	31,335	33,811
Depreciation and amortization	22,811	19,113
Other rentals and landing fees	20,562	19,147
Other	46,670	43,048
Total	514,821	502,680

Operating Income (Loss)	10,037	(11,926)

Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(15,010)	(11,377)
Interest income	219	127
Capitalized interest	2,776	3,440
Losses on fuel derivatives	(6,899)	(6,561)
Other, net	585	(1,082)
Total	(18,329)	(15,453)

Loss Before Income Taxes	(8,292)	(27,379)

Income tax benefit	(3,217)	(10,234)

Net Loss	$(5,075)	$(17,145)

Net Loss Per Common Stock Share:
Basic	$(0.10)	$(0.33)
Diluted	$(0.10)	$(0.33)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Net Loss	$(5,075)	$(17,145)

Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $125 and $955 for 2014 and 2013, respectively	205	1,095
Net change in derivative instruments, net of tax benefit of $3,303 for 2014 and tax expense of $618 for 2013	(5,435)	1,000
Net change in available-for-sale investments	(21)	—
Total other comprehensive income (loss), net	(5,251)	2,095
Total Comprehensive Loss, net	$(10,326)	$(15,050)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$334,991	$423,384
Restricted cash	20,379	19,434
Short-term investments	143,702	—
Accounts receivable, net	97,715	74,245
Spare parts and supplies, net	17,400	19,767
Deferred tax assets, net	17,325	17,325
Prepaid expenses and other	32,551	51,652
Total	664,063	605,807

Property and equipment, less accumulated depreciation and amortization of $326,013 and $327,102 as of March 31, 2014 and December 31, 2013, respectively	1,484,453	1,334,332

Other Assets:
Long-term prepayments and other	94,117	91,953
Restricted cash	—	1,566
Intangible assets, less accumulated amortization of $32,454 and $175,730 as of March 31, 2014 and December 31, 2013, respectively	23,280	23,940
Goodwill	106,663	106,663
Total Assets	$2,372,576	$2,164,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$91,687	$89,787
Air traffic liability	504,731	409,086
Other accrued liabilities	88,331	97,571
Current maturities of long-term debt, less discount, and capital lease obligations	153,346	62,187
Total	838,095	658,631

Long-Term Debt and Capital Lease Obligations	786,501	744,286

Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	265,815	264,106
Other liabilities and deferred credits	57,045	59,424
Deferred tax liability, net	36,088	40,950
Total	358,948	364,480

Commitments and Contingencies

Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 53,203,436 and 52,423,085 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	532	524
Capital in excess of par value	272,370	269,884
Accumulated income	164,067	169,142
Accumulated other comprehensive loss, net	(47,937)	(42,686)
Total	389,032	396,864
Total Liabilities and Shareholders’ Equity	$2,372,576	$2,164,261

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Net cash provided by Operating Activities	$89,455	$72,541

Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(170,240)	(25,800)
Net proceeds from disposition of equipment	350	—
Purchases of investments	(147,978)	—
Sales of investments	4,561	—
Net cash used in investing activities	(313,307)	(25,800)

Cash flows from Financing Activities:
Proceeds from exercise of stock options	2,449	1,411
Long-term borrowings	147,750	—
Repayments of long-term debt and capital lease obligations	(15,361)	(13,993)
Debt issuance costs	—	(1,818)
Change in restricted cash	621	—
Net cash provided by (used in) financing activities	135,459	(14,400)

Net increase (decrease) in cash and cash equivalents	(88,393)	32,341

Cash and cash equivalents - Beginning of Period	423,384	405,880

Cash and cash equivalents - End of Period	$334,991	$438,221

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2. Significant Accounting Policies

In October 2013, Hawaiian entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware (Barclays) beginning in 2014. The agreement is a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which is effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.

The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  The Company determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to each deliverable based on their relative selling prices.  The transportation element will be deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (22 months).  The other elements will generally be recognized as other revenue when earned.

In the previous co-branded credit card agreement, the estimated fair value of the transportation element was deferred and recognized as passenger revenue over a period of 22 months.  Amounts received in excess of the transportation’s estimated fair value were recognized immediately as other revenue.

The impact of applying the new accounting method for the three months ended March 31, 2014 was immaterial to the Company’s unaudited consolidated financial statements.

3. Short-term investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value.  Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the unaudited consolidated statements of operations.  Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive loss.

The following is a summary of short-term investments held at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government and agency debt	$22,461	$2	$—	$22,463
Corporate debt	93,799	101	(49)	93,851
Other fixed income securities	27,386	6	(4)	27,388
Total short-term investments	$143,646	$109	$(53)	$143,702

Contractual maturities of short-term investments at March 31, 2014 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
U.S. government and agency debt	$14,998	$7,465	$22,463
Corporate debt	29,387	64,464	93,851
Other fixed income securities	26,623	765	27,388
Total short-term investments	$71,008	$72,694	$143,702

The Company classifies investments as current assets as these securities are available for use in its current operations.

4. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

			Affected line items
			in the statement where
Details about accumulated other comprehensive	Three months ended March 31,		net loss
loss components	2014	2013	is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(3,618)	$(267)	Passenger revenue
Interest rate derivative losses, net	211	—	Interest expense
Total before tax	(3,407)	(267)
Tax expense	1,285	106
Total, net of tax	$(2,122)	$(161)
Amortization of defined benefit pension items
Actuarial loss	$226	$2,051	Wages and benefits
Prior service credit	(1)	(1)	Wages and benefits
Total before tax	225	2,050
Tax benefit	(125)	(811)
Total, net of tax	$100	$1,239
Short-term investments
Realized gain on sales of investments, net	$(2)	$—	Other nonoperating income
Total before tax	(2)	—
Tax expense	—	—
Total, net of tax	$(2)	$—
Total reclassifications for the period	$(2,024)	$1,078

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension	Short-Term
Three Months ended March 31, 2014	Derivatives	Derivatives	Items	Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income (loss) before reclassifications, net of tax	(360)	(2,953)	105	(19)	(3,227)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	129	(2,251)	100	(2)	(2,024)
Net current-period other comprehensive income (loss)	(231)	(5,204)	205	(21)	(5,251)
Ending balance	$865	$3,073	$(51,854)	$(21)	$(47,937)

			Defined
	Interest	Foreign	Benefit
	Rate	Currency	Pension
Three Months ended March 31, 2013	Derivatives	Derivatives	Items	Total
	(in thousands)
Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income (loss) before reclassifications, net of tax	(888)	2,049	(144)	1,017
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(161)	1,239	1,078
Net current-period other comprehensive income (loss)	(888)	1,888	1,095	2,095
Ending balance	$(888)	$1,888	$(112,959)	$(111,959)

5. Loss Per Share

Basic loss per share, which excludes dilution, is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months ended March 31,
	2014	2013
	(in thousands, except for per share data)
Numerator:

Net Loss	$(5,075)	$(17,145)

Denominator:

Weighted average common stock shares outstanding - Basic	52,686	51,665
Weighted average common stock shares outstanding - Diluted	52,686	51,665

Net Loss per common share:
Basic	$(0.10)	$(0.33)
Diluted	$(0.10)	$(0.33)

The table below summarizes those common stock equivalents that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share because the instruments were antidilutive.

	Three Months ended March 31,
	2014	2013
	(in thousands)
Stock options	805	825
Deferred stock	79	112
Restricted stock	1,482	1,740
Convertible note premium	10,943	10,943
Warrants	10,943	10,943

In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. The Company’s 5% Convertible Notes due in 2016 with a current principal amount of $86.25 million can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  The 10.9 million shares into which the Convertible Notes could be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of these notes with cash. Although the average share price of the Company’s common stock during the quarter ended March 31, 2014 exceeded the conversion price of $7.88 per share, shares related to the conversion premium of the Convertible Note (for which share settlement is assumed for EPS purposes) are not included in the Company’s computation of diluted earnings per share as the Company is in a net loss position for the period and the effect would be antidilutive. However, the shares required to settle the conversion premium of the Convertible Note could be dilutive in future periods.

In connection with the issuance of the Convertible Notes, the Company entered into separate call option transactions and separate warrant transactions with certain financial investors to reduce the potential dilution of the Company’s common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion.

The call options to repurchase the Company’s common stock will always be antidilutive and, therefore, will have no effect on diluted earnings per share and are excluded from the table above.

Although the average share price of the Company’s common stock during the quarter ended March 31, 2014 exceeded the warrant strike price of $10.00 per share, the assumed conversion of the warrants are not included in the Company’s computation of diluted earnings per share as the Company is in a net loss position for the period and the effect would be antidilutive. However, the warrants could be dilutive in future periods.

6.  Fair Value Measurements

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$178,982	$160,149	$18,833	$—
Restricted cash	20,379	20,379	—	—
Short-term investments	143,702	—	143,702	—
Fuel derivative contracts:
Crude oil call options	3,048	—	3,048	—
Crude oil put options	53	—	53	—
Heating oil put options	302	—	302	—
Heating oil swaps	350	—	350	—
Foreign currency derivatives	5,255	—	5,255	—
Interest rate derivative	775	—	775	—
Total assets measured at fair value	$352,846	$180,528	$172,318	$—

Fuel derivative contracts:
Crude oil call options	$3,048	$—	$3,048	$—
Crude oil put options	53	—	53	—
Heating oil swaps	4,189	—	4,189	—
Foreign currency derivatives	1,829	—	1,829	—
Negative arbitrage derivative	3,668	—	—	3,668
Total liabilities measured at fair value	$12,787	$—	$9,119	$3,668

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$269,384	$269,384	$—	$—
Restricted cash	21,000	21,000	—	—
Fuel derivative contracts:
Crude oil call options	7,121	—	7,121	—
Crude oil put options	186	—	186	—
Heating oil put options	417	—	417	—
Heating oil swaps	5,863	—	5,863	—
Foreign currency derivatives	12,494	—	12,494	—
Interest rate derivative	1,121	—	1,121	—
Total assets measured at fair value	$317,586	$290,384	$27,202	$—

Fuel derivative contracts:
Crude oil call options	$7,121	$—	$7,121	$—
Crude oil put options	186	—	186	—
Heating oil swaps	187	—	187	—
Foreign currency derivatives	1,188	—	1,188	—
Negative interest arbitrage derivative	12,865	—	—	12,865
Total liabilities measured at fair value	$21,547	$—	$8,682	$12,865

Cash equivalents.  The Company’s cash equivalents consist of money market securities, U.S. agency bonds, foreign and domestic corporate bonds, and commercial paper.  The instruments classified as Level 2 are valued using quoted prices for similar assets in active markets.

Restricted cash.  The Company’s restricted cash consist of money market securities.

Short-term investments.  Short-term investments include U.S. government notes and bonds, U.S. agency bonds, variable rate corporate bonds, asset backed securities, foreign and domestic corporate bonds, municipal bonds, and commercial paper.  These instruments are valued using quoted prices for similar assets in active markets or other observable inputs.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil puts and swaps, and Brent crude oil call options and collars (a combination of purchased call options and sold put options of crude oil) which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves and measures of volatility among others.

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

Negative arbitrage derivative.  The Company’s negative arbitrage derivative represents the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates during the periods prior to the issuance of the related equipment notes, and is valued based primarily on the discounted amount of future cash flows using the appropriate rate of borrowing. Changes to those discount rates would be unlikely to cause material changes in the fair value of the negative arbitrage derivative (refer to Notes 7 and 10 for more information). The table below presents disclosures about the activity for the Company’s “Level 3” financial liability:

Three Months
Ended
March 31, 2014
(in thousands)
Beginning balance	$12,865
Reduction of balance in connection with interest payment	(9,197)
Ending balance	$3,668

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
March 31, 2014					December 31, 2013
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)					(in thousands)
$831,378	$922,035	$—	$143,520	$778,515	$695,804	$738,563	$—	$104,656	$633,907

The fair value estimates of the Company’s debt were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash, other receivables and accounts payable approximate their fair value due to its short-term nature.

7.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices, interest rates and foreign currencies.

In addition, in 2013, the Company recognized in its Consolidated Balance Sheets the financial effect of the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates. The characteristics of the net interest obligation resulted in the obligation meeting the definition of a derivative instrument under ASC Topic 815, Derivatives and Hedging (ASC 815).

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2014, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2014	2013
	(in thousands)
Gains (losses) realized at settlement	$110	$(2,696)
Reversal of prior period unrealized amounts	(1,256)	2,796
Unrealized losses on contracts that will settle in future periods	(5,753)	(6,661)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(6,899)	$(6,561)

Interest Rate Risk Management

The Company is exposed to market risk from adverse changes in interest rates associated with its long-term debt obligations. Market risk associated with fixed-rate and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

To limit the Company’s exposure to interest rate risk inherent in one of its variable-rate debt, which was used to finance an aircraft delivered in 2013, the Company entered into a forward starting interest rate swap agreement.  The interest rate swap agreement is designated as a cash flow hedge under ASC 815.

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

The Company believes that its derivative contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified net losses from AOCI to interest expense of $0.2 million during the three months ended March 31, 2014. The Company expects to reclassify a net loss of approximately $0.8 million into earnings over the next 12 months from AOCI based on the values at March 31, 2014.

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

The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified gains from AOCI to passenger revenue of $3.6 million during the three months ended March 31, 2014. The Company expects to reclassify a net gain of approximately $4.7 million into earnings over the next 12 months from AOCI based on the values at March 31, 2014.

Negative Arbitrage Derivative

In 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of EETCs. See Note 10 for further information related to the EETCs. In accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds. The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate. This variability requires the Company’s obligation to the trusts to be recognized as a derivative in the Company’s unaudited consolidated financial statements.  During the three months ended March 31, 2014, approximately $9.2 million of the derivative was reduced in connection with the first interest payment made to the trusts.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)

Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$62,200 U.S. dollars	April 2023	$91	$—	$91

	Long-term prepayments and other (1)			684	—	684
Foreign currency derivatives	Prepaid expenses and other	8,178,790 Japanese Yen 4,660,979 Korean Won 48,823 Australian Dollars 2,415 New Zealand Dollars	March 2015	2,769	(996)	1,773

	Long-term prepayments and other	293,400 Japanese Yen 451 Australian Dollars	August 2015	49	(15)	34
	Other liabilities and deferred credits	1,694,160 Japanese Yen 9,146 Australian Dollars	August 2015	191	(346)	(155)
Derivatives not designated as hedges

Foreign currency derivatives	Prepaid expenses and other	4,169,111 Japanese Yen 26,741 Australian Dollars	March 2015	1,769	(177)	1,592

	Other accrued liabilities	5,290 Japanese Yen 912 Australian Dollars	March 2015	153	(277)	(124)

	Long-term prepayments and other	647,300 Japanese Yen 3,840 Australian Dollars	July 2015	324	—	324
	Other liabilities and deferred credits	648 Australian Dollars	May 2015	—	(18)	(18)
Fuel derivative contracts	Other accrued liabilities	94,114 gallons	March 2015	3,753	(7,290)	(3,537)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(3,668)	(3,668)

(1)         Represents the noncurrent portion of the $62.2 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)

Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$63,800 U.S. dollars	April 2023	$196	$—	$196

	Long-term prepayments and other (1)			925	—	925

Foreign currency derivatives	Prepaid expenses and other	10,500,321 Japanese Yen 10,895,370 Korean Won 62,659 Australian Dollars 4,821 New Zealand Dollars	December 2014	9,946	(450)	9,496

	Long-term prepayments and other	1,980,949 Japanese Yen 16,681 Australian Dollars	May 2015	1,673	—	1,673

Derivatives not designated as hedges

Foreign currency derivatives	Prepaid expenses and other	6,180 Japanese Yen 58 Australian Dollars	December 2014	577	(229)	348

	Other accrued liabilities			298	(509)	(211)

Fuel derivative contracts	Prepaid expenses and other	84,714 gallons	December 2014	13,587	(7,494)	6,093

Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(12,250)	(12,250)

	Other liabilities and deferred credits (2)			—	(615)	(615)

(1)         Represents the noncurrent portion of the $64 million interest rate derivative with final maturity in April 2023.

(2)         Represents the noncurrent portion of the $445 million negative arbitrage derivative with final maturity in January 2015.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Loss.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013	2014	2013

Foreign currency derivatives	$4,528	$(3,053)	$(3,618)	$(267)	$—	$—
Interest rate derivatives	346	1,435	211	—	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of March 31, 2014 or December 31, 2013.

8.  Debt

As of March 31, 2014, the expected maturities of long-term debt over the next five years, and thereafter, were as follows (in thousands):

Remaining months in 2014	$126,444
2015	76,663
2016	71,259
2017	72,390
2018	79,147
Thereafter	414,190
$840,093

During the quarter ended March 31, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to put their notes for conversion during the quarter ending June 30, 2014.  Since the Company has the intent and ability to redeem the principal amount of these notes with cash, as of March 31, 2014, the carrying value of $77.5 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three Months Ended March 31,
Components of Net Period Benefit Cost	2014	2013
	(in thousands)
Service cost	$2,952	$3,602
Interest cost	6,986	6,300
Expected return on plan assets	(4,845)	(4,066)
Recognized net actuarial loss	225	2,050
Net periodic benefit cost	$5,318	$7,886

The Company made contributions of $2.8 million to its defined benefit and other postretirement plans in each of the three months ended March 31, 2014 and 2013, and expects to make additional minimum required contributions of $11.4 million during the remainder of 2014.

10. Commitments and Contingent Liabilities

Commitments

As of March 31, 2014, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	6	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2018.

Committed capital and operating expenditures include escalation and variable amounts based on estimates. The gross committed expenditures and committed financings for those deliveries are detailed below:

				Less: Committed
			Total Committed	Financing for Upcoming	Net Committed
	Capital	Operating	Expenditures	Aircraft Deliveries*	Expenditures
	(in thousands)
Remaining months in 2014	$254,152	$46,650	$300,802	$220,680	$80,122
2015	244,370	60,535	304,905	—	304,905
2016	147,824	49,004	196,828	—	196,828
2017	493,824	47,853	541,677	—	541,677
2018	537,785	42,922	580,707	—	580,707
Thereafter	567,911	255,650	823,561	—	823,561

	$2,245,866	$502,614	$2,748,480	$220,680	$2,527,800

*                                         See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Enhanced Equipment Trust Certificates (EETC)

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The proceeds of the issuance of the Class A and Class B pass-through certificates were to be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014.  During the three months ended March 31, 2014, the Company received $147.8 million in proceeds from the issuance of the equipment notes, which it used to fund a portion of the purchase price of two Airbus aircraft. The remaining proceeds will be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of three (3) new Airbus aircraft scheduled for delivery through October 2014. The equipment notes are secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes are fully and unconditionally guaranteed by the Company. The Company issues the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. In connection with consummation of the EETC financing transaction, Hawaiian was required to deposit $16.0 million into a collateral account, of which $0.6 million was released during the quarter. The funds held in this account are under the control of a third party. Accordingly, these funds are classified as restricted cash in the Company’s unaudited Consolidated Balance Sheets.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at March 31, 2014 and December 31, 2013.

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

11. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 11 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 10, the Company (which is also referred to in this Note 11 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft, and will fully and unconditionally guarantee those obligations in connection with the future issuance of equipment notes by Hawaiian.

Also, in accordance with Regulation S-X paragraph 210.5-04 (c), the Company is required to report condensed financial information as a result of limitations on the ability of Hawaiian to pay dividends or advances to the Company included in Hawaiian’s debt agreements.  The Company’s condensed consolidating financial information satisfies this requirement.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$524,327	$631	$(100)	$524,858

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	171,139	—	—	171,139
Wages and benefits	—	107,494	—	—	107,494
Aircraft rent	—	26,279	—	—	26,279
Maintenance materials and repairs	—	58,298	12	—	58,310
Aircraft and passenger servicing	—	30,221	—	—	30,221
Commissions and other selling	—	31,347	13	(25)	31,335
Depreciation and amortization	—	22,712	99	—	22,811
Other rentals and landing fees	—	20,562	—	—	20,562
Other	1,262	45,136	347	(75)	46,670
Total	1,262	513,188	471	(100)	514,821
Operating Income (Loss)	(1,262)	11,139	160	—	10,037

Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(2,807)	—	—	2,807	—
Interest expense and amortization of debt discounts and issuance costs	(2,180)	(12,830)	—	—	(15,010)
Interest income	39	180	—	—	219
Capitalized interest	—	2,776	—	—	2,776
Losses on fuel derivatives	—	(6,899)	—	—	(6,899)
Other, net	—	585	—	—	585
Total	(4,948)	(16,188)	—	2,807	(18,329)
Income (Loss) Before Income Taxes	(6,210)	(5,049)	160	2,807	(8,292)
Income tax benefit	(1,135)	(2,082)	—	—	(3,217)
Net Income (Loss)	$(5,075)	$(2,967)	$160	$2,807	$(5,075)

Comprehensive Income (Loss)	$(10,326)	$(8,218)	$160	$8,058	$(10,326)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$490,248	$615	$(109)	$490,754

Operating Expenses:
Aircraft fuel, including taxes and delivery	—	174,489	—	—	174,489
Wages and benefits	—	102,735	—	—	102,735
Aircraft rent	—	26,019	—	—	26,019
Maintenance materials and repairs	—	55,259	—	—	55,259
Aircraft and passenger servicing	—	29,059	—	—	29,059
Commissions and other selling	—	33,827	—	(16)	33,811
Depreciation and amortization	—	19,113	—	—	19,113
Other rentals and landing fees	—	19,147	—	—	19,147
Other	1,268	41,804	69	(93)	43,048
Total	1,268	501,452	69	(109)	502,680
Operating Income (Loss)	(1,268)	(11,204)	546	—	(11,926)

Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(14,782)	—	—	14,782	—
Interest expense and amortization of debt discounts and issuance costs	(2,110)	(9,267)	—	—	(11,377)
Interest income	36	91	—	—	127
Capitalized interest	—	3,440	—	—	3,440
Losses on fuel derivatives	—	(6,561)	—	—	(6,561)
Other, net	—	(1,082)	—	—	(1,082)
Total	(16,856)	(13,379)	—	14,782	(15,453)
Income (Loss) Before Income Taxes	(18,124)	(24,583)	546	14,782	(27,379)
Income tax benefit	(979)	(9,255)	—	—	(10,234)
Net Income (Loss)	$(17,145)	$(15,328)	$546	$14,782	$(17,145)

Comprehensive Income (Loss)	$(15,050)	$(13,233)	$546	$12,687	$(15,050)

Condensed Consolidating Balance Sheets

March 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,057	$288,597	$4,337	$—	$334,991
Restricted cash	—	20,379	—	—	20,379
Short-term investments	—	143,702	—	—	143,702
Accounts receivable, net	1,096	96,680	108	(169)	97,715
Spare parts and supplies, net	—	17,400	—	—	17,400
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	13	32,538	—	—	32,551
Total	43,166	616,621	4,445	(169)	664,063

Property and equipment at cost	—	1,776,970	33,496	—	1,810,466
Less accumulated depreciation and amortization	—	(325,915)	(98)	—	(326,013)
Property and equipment, net	—	1,451,055	33,398	—	1,484,453

Long-term prepayments and other	1,040	93,077	—	—	94,117
Deferred tax assets, net	15,902	—	—	(15,902)	—
Goodwill and other intangible assets, net	—	129,943	—	—	129,943
Intercompany receivable	66,180	—	—	(66,180)	—
Investment in consolidated subsidiaries	341,155	—	—	(341,155)	—
TOTAL ASSETS	$467,443	$2,290,696	$37,843	$(423,406)	$2,372,576

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578	$90,926	$352	$(169)	$91,687
Air traffic liability	—	502,745	1,986	—	504,731
Other accrued liabilities	214	87,972	145	—	88,331
Current maturities of long-term debt, less discount, and capital lease obligations	77,535	75,811	—	—	153,346
Total	78,327	757,454	2,483	(169)	838,095

Long-term debt and capital lease obligations	—	786,501	—	—	786,501
Intercompany payable	—	66,180	—	(66,180)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	265,815	—	—	265,815
Other liabilities and deferred credits	84	56,461	500	—	57,045
Deferred tax liabilities, net	—	51,990	—	(15,902)	36,088
Total	84	374,266	500	(15,902)	358,948

Shareholders’ equity	389,032	306,295	34,860	(341,155)	389,032

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$467,443	$2,290,696	$37,843	$(423,406)	$2,372,576

Condensed Consolidating Balance Sheets

December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,797	$333,663	$4,924	$—	$423,384
Restricted cash	—	19,434	—	—	19,434
Accounts receivable, net	1,192	73,241	31	(219)	74,245
Spare parts and supplies, net	—	19,767	—	—	19,767
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	—	51,613	39	—	51,652
Total	85,989	515,043	4,994	(219)	605,807

Property and equipment at cost	—	1,629,517	31,917	—	1,661,434
Less accumulated depreciation and amortization	—	(327,102)	—	—	(327,102)
Property and equipment, net	—	1,302,415	31,917	—	1,334,332

Long-term prepayments and other	1,171	90,782	—	—	91,953
Restricted cash	—	1,566	—	—	1,566
Deferred tax assets, net	14,767	—	—	(14,767)	—
Goodwill and other intangible assets, net	—	130,603	—	—	130,603
Intercompany receivable	25,286	—	—	(25,286)	—
Investment in consolidated subsidiaries	348,040	—	—	(348,040)	—
TOTAL ASSETS	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532	$88,990	$484	$(219)	$89,787
Air traffic liability	—	407,359	1,727	—	409,086
Other accrued liabilities	1,307	96,264	—	—	97,571
Current maturities of long-term debt and capital lease obligations	—	62,187	—	—	62,187
Total	1,839	654,800	2,211	(219)	658,631

Long-term debt, less discount, and capital lease obligations	76,550	667,736	—	—	744,286
Intercompany payable	—	25,286	—	(25,286)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations	—	264,106	—	—	264,106
Other liabilities and deferred credits	—	59,424	—	—	59,424
Deferred tax liabilities, net	—	55,717	—	(14,767)	40,950
Total	—	379,247	—	(14,767)	364,480

Shareholders’ equity	396,864	313,340	34,700	(348,040)	396,864

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(3,099)	$91,561	$993	$—	$89,455

Cash Flows From Investing Activities:
Net payments to subsidiaries	(42,090)	—	—	42,090	—
Additions to property and equipment, including pre-delivery deposits	—	(168,660)	(1,580)	—	(170,240)
Net proceeds from disposition of property and equipment		350			350
Purchases of investments	—	(147,978)	—	—	(147,978)
Sales of investments	—	4,561	—	—	4,561
Net cash used in investing activities	(42,090)	(311,727)	(1,580)	42,090	(313,307)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,449	—		—	2,449
Long-term borrowings	—	147,750	—	—	147,750
Repayments of long-term debt and capital lease obligations	—	(15,361)	—	—	(15,361)
Net payments from parent company	—	42,090	—	(42,090)	—
Change in restricted cash	—	621	—	—	621
Net cash provided by financing activities	2,449	175,100	—	(42,090)	135,459

Net decrease in cash and cash equivalents	(42,740)	(45,066)	(587)	—	(88,393)

Cash and cash equivalents - Beginning of Period	84,797	333,663	4,924	—	423,384

Cash and cash equivalents - End of Period	$42,057	$288,597	$4,337	$—	$334,991

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(3,055)	$75,933	$(337)	$—	$72,541

Cash Flows From Investing Activities:
Net payments from subsidiaries	3,167	—	—	(3,167)	—
Additions to property and equipment, including pre-delivery deposits	—	(25,401)	(399)	—	(25,800)
Net cash provided by (used in) investing activities	3,167	(25,401)	(399)	(3,167)	(25,800)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,411	—	—	—	1,411
Long-term borrowings	—	—	—	—	—
Repayments of long-term debt and capital lease obligations	—	(13,993)	—	—	(13,993)
Debt issuance costs	—	(1,818)	—	—	(1,818)
Net payments to parent company	—	(3,167)	—	3,167	—
Net cash provided by (used in) financing activities	1,411	(18,978)	—	3,167	(14,400)

Net increase (decrease) in cash and cash equivalents	1,523	31,554	(736)	—	32,341

Cash and cash equivalents - Beginning of Period	83,626	303,967	18,287	—	405,880

Cash and cash equivalents - End of Period	$85,149	$335,521	$17,551	$—	$438,221

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to an Amended and Restated Credit Agreement (Credit Agreement), dated as of December 10, 2010, that provides for a Revolving Credit Facility. See further discussion of the Revolving Credit Facility at Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013. The Credit Agreement provides that, subject to certain exceptions, neither Hawaiian nor any other subsidiary of the Company will make any distribution or other payment on account of, or declare or pay any dividend on, or purchase, acquire, redeem or retire any stock issued by Hawaiian or any other subsidiary of the Company. The exceptions include (i) distributions by Hawaiian to the Company for the purpose of allowing the Company to pay federal and state income and franchise taxes, (ii) distributions by Hawaiian to the Company to pay customary costs and expenses of operating a publicly-traded company in an aggregate amount in any year not to exceed $10.0 million, and (iii) so long as no event of default has occurred and is continuing or would result therefrom, distributions by Hawaiian to the Company for the purpose of making regularly scheduled interest payments on specified indebtedness of the Company. In addition, the Credit Agreement restricts the ability of Hawaiian and the other subsidiaries of the Company from making loans or advances to the Company. The net assets of Hawaiian restricted under the Credit Agreement, defined as shareholders’ equity, totaled $306.3 million and $313.3 million as of March 31, 2014 and December 31, 2013, respectively.

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Debt described in Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Income Taxes

The income tax benefit is presented as if each entity that is part of the consolidated group files a separate return.

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

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations.  In addition, we operate various charter flights.  We are the largest airline headquartered in the State of Hawai‘i and the ninth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2014, the latest available data.

As of March 31, 2014, Hawaiian had 5,339 active employees.

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

FIRST QUARTER REVIEW

Financial Highlights

•                  Operating income grew to $10.0 million in the first quarter compared to an operating loss of $11.9 million in the prior year period.

•                  GAAP net loss in the first quarter of $5.1 million or $0.10 per diluted share compared to a loss of $17.1 million in the prior year period or $0.33 per diluted share.

•                  Adjusted net loss, reflecting economic fuel expense, in the first quarter of $0.9 million or $0.02 per diluted share compared to $14.8 million in the prior year period of $0.29 per diluted share.

•                  Unrestricted cash and cash equivalents and short-term investments of $479 million compared to $438 million in the prior year period.

See “Results of Operations” below for further discussion of changes in revenue and operating expense.  See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

During the quarter, we launched our “‘Ohana by Hawaiian” turboprop operations with three times daily service to Moloka‘i and twice daily service to Lana‘i further expanding our Neighbor Island network.  Also during the quarter we announced the suspension of our Taipei, Taiwan and Fukuoka, Japan routes with final flights in April and June 2014, respectively.

Outlook

We continue to expect our financial performance to improve in future periods as a result of increasing yields on our North America and Neighbor Island routes, the maturation of our international network, and our cost control efforts.  Despite the announced suspension of our Taipei, Taiwan and Fukuoka, Japan routes, the Company expects available seat miles during the quarter ending June 30, 2014 to increase by 0.5% to 2.5% from the same prior year period, while passenger revenue per available seat mile is expected to increase by 3% to 6% from the same prior year period.  The Company expects operating cost per available seat mile, excluding fuel, for the quarter ending June 30, 2014 to increase by 4% to 7% from the same prior year period.

Fleet Summary

The table below summarizes our total fleet as of March 31, 2013 and 2014, and expected fleet as of March 31, 2015 (based on existing agreements):

	March 31, 2013			March 31, 2014			March 31, 2015
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total

A330-200 (1)	6	4	10	7	9	16	7	13	20

767-300 (2)	9	7	16	6	6	12	6	4	10

717-200	3	15	18	3	15	18	3	15	18

ATR42 (4)	—	2	2	—	3	3	—	3	3

Total	18	28	46	16	33	49	16	35	51

(1)         During the quarter ended March 2014, we took delivery of and placed into revenue service two Airbus A330-200 aircraft for service on our North America and International routes.  Both of these aircraft were financed in part through proceeds from our EETC financing transaction.  The increase in the number of owned Airbus A330-200 aircraft from 2014 to 2015 is due to the planned delivery of four aircraft, three of which will be financed in part through proceeds from our EETC financing transaction.  See Note 10 for further discussion regarding the EETC financing transaction.

(2)         The decrease in the number of owned Boeing 767-300 aircraft from 2014 to 2015 is due to the planned retirement of two aircraft at the end of their estimated useful lives.

(3)         Leased aircraft include both aircraft under capital and operating leases.

(4)         The ATR42 aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

Results of Operations

For the three months ended March 31, 2014, we recorded a net loss of $5.1 million, or $0.10 per diluted share, compared to a net loss of $17.1 million, or $0.33 per diluted share, for the same period in 2013.

Selected Consolidated Statistical Data (unaudited)

	Three Months ended March 31,
	2014		2013
	(in thousands, except as otherwise indicated)
Scheduled Operations (c) :
Revenue passengers flown	2,405		2,397
Revenue passenger miles (RPM)	3,228,609		3,205,482
Available seat miles (ASM)	4,035,674		3,960,295
Passenger revenue per RPM (Yield)	14.50	¢	13.72	¢
Passenger load factor (RPM/ASM)	80.0%		80.9%
Passenger revenue per ASM (PRASM)	11.60	¢	11.11	¢

Total Operations (c) :
Revenue passengers flown	2,406		2,399
RPM	3,231,721		3,210,632
ASM	4,038,973		3,965,778
Operating revenue per ASM (RASM)	12.99	¢	12.37	¢
Operating cost per ASM (CASM)	12.75	¢	12.68	¢
CASM excluding aircraft fuel (b)	8.51	¢	8.28	¢
Aircraft fuel expense per ASM (a)	4.24	¢	4.40	¢
Revenue block hours operated	39,213		38,867
Gallons of jet fuel consumed	55,163		53,935
Average cost per gallon of jet fuel (actual) (a)	$3.10		$3.24

(a)                   Includes applicable taxes and fees.

(b)                   Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs.  See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)                    Includes the operations of our contract carrier under a capacity purchase agreement.

Operating Revenue

Operating revenue increased $34.1 million, or 6.9%, for the three months ended March 31, 2014, as compared to the prior year period, driven primarily by an increase in passenger revenue.

Passenger Revenue

For the three months ended March 31, 2014, passenger revenue increased $28.1 million, or 6.4%, as compared to the prior year periods.  Details of these changes are described in the table below:

	Change in
	scheduled	Change in	Change in	Change in
	passenger revenue	Yield	RPM	ASM
	(millions)

North America	$27.4	13.4%	0.8%	2.7%
Neighbor Island	9.4	9.5	(0.6)	0.3
International	(8.7)	(6.9)	0.8	1.1
Total scheduled	$28.1	5.7%	0.7%	1.9%

North America

For the three months ended March 31, 2014, North America revenue increased by $27.4 million, as compared to the prior year period.  Industry capacity growth stabilized from the prior year period and we experienced increased demand which resulted in an increase in average fares on these routes.

Neighbor Island

For the three months ended March 31, 2014, Neighbor Island revenue increased by $9.4 million, as compared to the prior year period, primarily due to higher average fares.

International

For the three months ended March 31, 2014, International revenue decreased by $8.7 million, as compared to the prior year period, primarily due to a decrease in yield.  The average fares on these routes decreased due to unfavorable changes in the Japanese Yen and Australian Dollar exchange rates and the dilutive impact of certain new routes in their early stages of development.

Other Operating Revenue

Other operating revenue increased by $6.0 million, or 11.9%, for the three months ended March 31, 2014, as compared to the prior year period, primarily due to increased cargo revenue which was generated from an increase in the volume of cargo transported during the period.  The increase in volume was the result of additional cargo capacity, the expansion of our network, and improved revenue generation on our existing routes.

Operating Expense

Operating expenses were $514.8 million and $502.7 million for the three months ended March 31, 2014 and 2013, respectively.  Increases (decreases) in operating expenses for the three months ended March 31, 2014 as compared to the prior year period are detailed below:

	Increase / (decrease) in operating
	expenses for the three months ended
	March 31, 2014 compared to the three
	months ended March 31, 2013
	$	%
	(in thousands)
Operating expenses
Aircraft fuel, including taxes and delivery	$(3,350)	(1.9)%
Wages and benefits	4,759	4.6
Aircraft rent	260	1.0
Maintenance materials and repairs	3,051	5.5
Aircraft and passenger servicing	1,162	4.0
Commissions and other selling	(2,476)	(7.3)
Depreciation and amortization	3,698	19.3
Other rentals and landing fees	1,415	7.4
Other	3,622	8.4
Total	$12,141	2.4%

Aircraft Fuel

Aircraft fuel expense decreased during the three months ended March 31, 2014 as compared to the prior year period, primarily due to a decrease in the average fuel price per gallon, partially offset by an increase in fuel consumption as illustrated in the following table:

	Three months ended March 31,
	2014	2013	Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$171,139	$174,489	(1.9)%
Fuel gallons consumed	55,163	53,935	2.3%
Avearge fuel price per gallon, including taxes and delivery	$3.10	$3.24	(4.3)%

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

	Three months ended March 31,
	2014	2013	Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$171,139	$174,489	(1.9)%
Realized (gains) losses on settlement of fuel derivative contracts	(110)	2,696	(104.1)%
Economic fuel expense	$171,029	$177,185	(3.5)%
Fuel gallons consumed	55,163	53,935	2.3%
Economic fuel costs per gallon	$3.10	$3.29	(5.8)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $4.8 million, or 4.6%, for the three months ended March 31, 2014, as compared to the prior year period, primarily due to a 7.6% increase in the number of employees as we continued to expand our operations with additional aircraft and new routes.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $3.1 million, or 5.5%, for the three months ended March 31, 2014, as compared to the prior year period, due to the increase in the number and utilization of Airbus A330-200 aircraft in our fleet.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million, or 19.3%, for the three months ended March, 31, 2014, as compared to the prior year period, primarily due to the increase in the number of owned aircraft.

Other rentals and landing fees

Other rentals and landing fees expense increased by $1.4 million, or 7.4%, for the three months ended March 31, 2014, as compared to the prior year period, due to increased rates and landing frequencies on existing routes.

Other expense

Other expense increased by $3.6 million, or 8.4%, for the three months ended March 31, 2014, as compared to the prior year period, primarily due to costs incurred in connection with our new turboprop operations that began in March 2014.

Nonoperating Expense

Net nonoperating expense increased by $2.9 million, or 18.6%, for the three months ended March 31, 2014, as compared to the prior year period, primarily due to increased interest and amortization of debt discounts and issuance costs of $3.7 million, due to the additional financings we entered into subsequent to March 31, 2013.

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. We expect that the issuance of these equipment notes will significantly increase our interest expense in 2014, which is when all equipment notes are expected to be issued and outstanding.

Income Tax Benefit

We had effective tax rates of 38.8% and 37.4% for the three months ended March 31, 2014 and 2013, respectively.  We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate of 35%, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements.  As of March 31, 2014, we had $335.0 million in cash and cash equivalents and $143.7 million in short-term investments, representing an increase of $55.3 million from December 31, 2013.  Our restricted cash balance of $20.4 million and $19.4 million as of March 31, 2014 and December 31, 2013, respectively, consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC financing which closed in 2013.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings.  At March 31, 2014, Hawaiian had approximately $939.8 million of debt and capital lease obligations, including approximately $153.3 million classified as a current liability in the unaudited Consolidated Balance Sheets.  During the quarter ended March 31, 2014 a condition for conversion of the Convertible Notes was satisfied, which permits holders of the Convertible Notes to put their notes for conversion during the quarter ending June 30, 2014.  Since we have the intent and ability to redeem the principal amount of these notes with cash, as of March 31, 2014, the carrying value of $77.5 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of March 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility and $69.5 million available (net of various outstanding letters of credit).

See Note 10 for additional information on the EETC financing which closed in 2013.  In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions.  Financing will be necessary to satisfy the Company’s capital commitments for its firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to the Company on acceptable terms when necessary or at all.

Cash Flows

Net cash provided by operating activities was $89.5 million and $72.5 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in cash provided by operating activities was primarily due to our improved financial performance from the prior year period, as we recorded a net loss of $5.1 million for the three months ended March 31, 2014 compared to a net loss of $17.1 million for the three months ended March 31, 2013.

Net cash used in investing activities was $313.3 million and $25.8 million for the three months ended March 31, 2014 and 2013, respectively.  The increase during the three months ended March 31, 2014 was due to an increase in purchases of property and equipment of $144.4 million and purchases of investments of $148.0 million.

Net cash provided by (used in) financing activities was $135.5 million and $(14.4) million for the three months ended March 31, 2014 and 2013, respectively.  The increase during the three months ended March 31, 2014 was primarily due to increases in long-term borrowings of $147.8 million.

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. During the three months ended March 31, 2014, $147.8 million of the proceeds from the EETC financing was used to finance a portion of the purchase price of two new Airbus aircraft. The remaining proceeds of the issuance of the Class A and Class B pass-through certificates will be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of three (3) new Airbus aircraft scheduled for delivery through October 2014. Hawaiian issues the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

Capital Commitments

As of March 31, 2014, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	6	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engines	2	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $254 million for the remainder of 2014, $244 million in 2015, $148 million in 2016, $494 million in 2017, $538 million in 2018 and $568 million thereafter.

For the remainder of 2014, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $45 million to $55 million.

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We are currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have an impact on our ability to fulfill our existing purchase commitments and a material adverse effect on our operations.

We secured financing for a portion of the purchase price of three (3) upcoming Airbus A330-200 aircraft deliveries through October 2014 through the EETC financing which closed in 2013. In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. See Note 10 for further detail regarding the EETC financing.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company.  These agreements also require us to meet certain financial covenants.  These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage.  As of March 31, 2014, we were in compliance with these covenants.  If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur.  These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of March 31, 2014 and December 31, 2013.

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

Pension and Postemployment Benefit Plan Funding

We contributed $2.8 million to our defined benefit and other postretirement plans during the three months ended March 31, 2014, and expect to contribute an additional required minimum of $11.4 million during the remainder of 2014.  Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2014 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2014	2015 - 2016	2017 - 2018	2019 and thereafter
	(in thousands)

Debt and capital lease obligations (1) (2)	$1,202,904	$166,009	$248,855	$235,567	$552,473
Operating leases—aircraft and related equipment (3)	666,525	76,708	186,637	160,635	242,545
Operating leases—non-aircraft	42,288	3,526	8,796	7,147	22,819
Purchase commitments - Capital (4)	2,245,866	254,152	392,194	1,031,609	567,911
Purchase commitments - Operating (5)	502,614	46,650	109,539	90,775	255,650
Projected employee benefit contributions (6)	26,107	10,638	15,469	—	—

Total contractual obligations	$4,686,304	$557,683	$961,490	$1,525,733	$1,641,398

(1)                                 Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of March 31, 2014. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)                                 During the quarter ended March 31, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending June 30, 2014.  Therefore, the principal balance could be settled in as early as 2014 and is classified accordingly in the above table.  However, the 5% interest-only, semiannual payments are excluded from the table.

(3)                                 Amounts reflect leases for six Airbus A330-200 aircraft, six Boeing 767 aircraft, one Boeing 717 aircraft, three turbo-prop aircraft and aircraft-related equipment as of March 31, 2014.

(4)                                 Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of six wide-body Airbus A330-200 aircraft, 16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, four Rolls Royce spare engines and two Pratt and Whitney spare engines. We have secured financing in the amount of $220.7 million from the EETC financing for a portion of the purchase price of three Airbus A330-200 aircraft deliveries through October 2014.

(5)                                 Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(6)                                 Amount includes our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2016.

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

Economic Fuel Expense

See table below for reconciliation between GAAP consolidated net loss to adjusted consolidated net loss, including per share amounts (in thousands unless otherwise indicated).

	Three Months ended March 31,
	2014		2013
	Net loss	Diluted net loss per share	Net loss	Diluted net loss per share
As reported - GAAP	$(5,075)	$(0.10)	$(17,145)	$(0.33)
Add: unrealized losses on fuel derivative contracts, net of tax	4,205	0.08	2,319	0.04
Reflecting economic fuel expense	$(870)	$(0.02)	$(14,826)	$(0.29)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, are summarized in the table below:

	Three Months ended March 31,
	2014		2013
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$514,821		$502,680
Less: aircraft fuel, including taxes and delivery	(171,139)		(174,489)
Adjusted operating expenses - excluding aircraft fuel	$343,682		$328,191

Available Seat Miles	4,038,973		3,965,778

CASM - GAAP	12.75	¢	12.68	¢
Less: aircraft fuel	(4.24)		(4.40)
CASM - excluding aircraft fuel	8.51	¢	8.28	¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions.  For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 2, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Frequent Flyer Accounting

In October 2013, we entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware beginning in 2014. The agreement is a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which is effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of our brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  The objective of using estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.

We are required to allocate the total arrangement consideration to each of the elements based on the relative fair values.  We determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value that is adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for our portfolio; and (5) the expected use of each of the airline benefits.

The assumptions used to determine the estimated selling prices of the deliverables are considered critical accounting estimates due to the level of subjectivity and judgment surrounding these assumptions, and the impact that these assumptions will have on the comparability of our financial results.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 33% of our operating expense for the three months ended March 31, 2014. Approximately 72% of our fuel is based on Singapore jet fuel prices, 27% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed for the remainder of 2014, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.0 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three months ended March 31, 2014, our fuel hedge program primarily consisted of heating oil puts and swaps.  Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of March 31, 2014, the Company hedged approximately 47% of its projected fuel requirements for the remainder of 2014 with heating oil puts and swaps. As of March 31, 2014, the fair value of these fuel derivative agreements reflected a net liability of $3.5 million that is recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits. Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, we had $95.9 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.15%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of March 31, 2014, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2014, we had $843.9 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $15.9 million as of March 31, 2014.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2014 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $14.0 million and $11.4 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of March 31, 2014, the fair value of our foreign currency forwards reflected a net asset of $3.4 million that is recorded in prepaid expenses and other, and $0.4 million recorded in long-term prepayments and other, and a net liability of $0.1 million recorded in other accrued liabilities and $0.2 million recorded in other liabilities and deferred credits reflected in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information.  Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2014, we implemented new control activities in connection with the commencement of a new co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays beginning in 2014.  This new agreement required us to apply Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force to a material new agreement for the first time.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earning to fixed charges for the three months ended March 31, 2014 and 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

April 24, 2014	By	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer