Form 10-Q
period 2014-06-30
HAWAIIAN HOLDINGS INC
filed 2014-07-24
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or
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

As of July 18, 2014, 53,747,583 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Operating Revenue:
Passenger	$506,797	$481,461	$974,810	$921,400
Other	68,923	52,467	125,768	103,282
Total	575,720	533,928	1,100,578	1,024,682
Operating Expenses:
Aircraft fuel, including taxes and delivery	174,139	169,223	345,278	343,712
Wages and benefits	112,478	103,384	219,972	206,119
Aircraft rent	26,095	28,285	52,374	54,304
Maintenance materials and repairs	58,399	53,036	116,709	108,295
Aircraft and passenger servicing	30,860	29,228	61,081	58,287
Commissions and other selling	30,773	32,186	62,108	65,997
Depreciation and amortization	23,765	19,788	46,576	38,901
Other rentals and landing fees	21,656	19,630	42,218	38,777
Other	45,961	41,777	92,631	84,825
Total	524,126	496,537	1,038,947	999,217
Operating Income	51,594	37,391	61,631	25,465
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(15,997)	(12,163)	(31,007)	(23,540)
Interest income	398	126	617	253
Capitalized interest	1,974	2,891	4,750	6,331
Gains (losses) on fuel derivatives	6,285	(6,906)	(614)	(13,467)
Other, net	725	(3,124)	1,310	(4,206)
Total	(6,615)	(19,176)	(24,944)	(34,629)
Income (Loss) Before Income Taxes	44,979	18,215	36,687	(9,164)
Income tax expense (benefit)	17,652	6,899	14,435	(3,335)
Net Income (Loss)	$27,327	$11,316	$22,252	$(5,829)
Net Income (Loss) Per Common Stock			0
Basic	$0.51	$0.22	$0.42	$(0.11)
Diluted	$0.43	$0.21	$0.39	$(0.11)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2014	2013
	(unaudited)
Net Income	$27,327	$11,316
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $85 and $1,323 for 2014 and 2013, respectively	140	871
Net change in derivative instruments, net of tax benefit of $2,049 for 2014 and tax expense of $3,935 for 2013	(3,372)	6,456
Net change in available-for-sale investments, net of tax expense of $21 for 2014	56	—
Total other comprehensive income (loss)	(3,176)	7,327
Total Comprehensive Income	$24,151	$18,643

	Six Months Ended June 30,
	2014	2013
	(unaudited)
Net Income (Loss)	$22,252	$(5,829)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $209 and $2,135 for 2014 and 2013, respectively	345	1,966
Net change in derivative instruments, net of tax benefit of $5,352 for 2014 and tax expense of $4,552 for 2013	(8,807)	7,456
Net change in available-for-sale investments, net of tax expense of $21 for 2014	35	—
Total other comprehensive income (loss)	(8,427)	9,422
Total Comprehensive Income	$13,825	$3,593

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$360,281	$423,384
Restricted cash	20,379	19,434
Short-term investments	203,333	—
Accounts receivable, net	94,833	74,245
Spare parts and supplies, net	17,071	19,767
Deferred tax assets, net	17,325	17,325
Prepaid expenses and other	32,893	51,652
Total	746,115	605,807
Property and equipment, less accumulated depreciation and amortization of $346,750 and $327,102 as of June 30, 2014 and December 31, 2013, respectively	1,624,155	1,334,332
Other Assets:
Long-term prepayments and other	85,545	91,953
Restricted cash	—	1,566
Intangible assets, less accumulated amortization of $33,114 and $175,730 as of June 30, 2014 and December 31, 2013, respectively	22,620	23,940
Goodwill	106,663	106,663
Total Assets	$2,585,098	$2,164,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$87,886	$89,787
Air traffic liability	537,088	409,086
Other accrued liabilities	94,650	97,571
Current maturities of long-term debt, less discount, and capital lease obligations	156,025	62,187
Total	875,649	658,631
Long-Term Debt and Capital Lease Obligations	915,110	744,286
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	266,489	264,106
Other liabilities and deferred credits	60,375	59,424
Deferred tax liability, net	51,529	40,950
Total	378,393	364,480
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 53,747,583 and 52,423,085 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	537	524
Capital in excess of par value	275,128	269,884
Accumulated income	191,394	169,142
Accumulated other comprehensive loss, net	(51,113)	(42,686)
Total	415,946	396,864
Total Liabilities and Shareholders’ Equity	$2,585,098	$2,164,261

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six months ended June 30,
	2014	2013
	(unaudited)
Net cash provided by Operating Activities	$203,969	$168,123
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(331,766)	(174,987)
Net proceeds from disposition of equipment	350	—
Purchases of investments	(234,143)	—
Sales of investments	30,859	—
Net cash used in investing activities	(534,700)	(174,987)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	4,333	1,442
Long-term borrowings	293,430	132,000
Repayments of long-term debt and capital lease obligations	(30,756)	(28,174)
Debt issuance costs	—	(10,696)
Change in restricted cash	621	(16,000)
Net cash provided by financing activities	267,628	78,572
Net increase (decrease) in cash and cash equivalents	(63,103)	71,708
Cash and cash equivalents - Beginning of Period	423,384	405,880
Cash and cash equivalents - End of Period	$360,281	$477,588

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

Sale of Frequent Flyer Miles

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

The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  The Company determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the deliverables based on their relative selling prices.  The transportation element will be deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (22 months).  The other elements will generally be recognized as other revenue when earned.

In the previous co-branded credit card agreement, the estimated fair value of the transportation element was deferred and recognized as passenger revenue over a period of 22 months.  Amounts received in excess of the transportation’s estimated fair value were recognized immediately as other revenue.

The impact of applying the new accounting method for the three and six months ended June 30, 2014 was immaterial to the Company’s unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Early adoption is not permitted. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

The following is a summary of short-term investments held as of June 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$126,003	$84	$(55)	$126,032
U.S. government and agency debt	32,570	9	(3)	32,576
Other fixed income securities	23,096	—	(7)	23,089
Municipal bonds	21,625	11	—	21,636
Total short-term investments	$203,294	$104	$(65)	$203,333

Contractual maturities of short-term investments as of June 30, 2014 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$49,698	$76,334	$126,032
U.S. government and agency debt	24,515	8,061	32,576
Other fixed income securities	21,986	1,103	23,089
Municipal bonds	11,485	10,151	21,636
Total short-term investments	$107,684	$95,649	$203,333

The Company classifies investments as current assets as these securities are available for use in its current operations.

4. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income (loss) is presented
	2014	2013	2014	2013
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(1,608)	$(3,123)	$(5,226)	$(3,390)	Passenger revenue
Interest rate derivative losses, net	206	223	417	223	Interest expense
Total before tax	(1,402)	(2,900)	(4,809)	(3,167)
Tax expense	527	1,095	1,815	1,201
Total, net of tax	$(875)	$(1,805)	$(2,994)	$(1,966)
Amortization of defined benefit pension items
Actuarial loss	$226	$2,051	$452	$4,103	Wages and benefits
Prior service credit	(1)	(1)	(2)	(2)	Wages and benefits
Total before tax	225	2,050	450	4,101
Tax benefit	(85)	(1,323)	(210)	(2,135)
Total, net of tax	$140	$727	$240	$1,966
Short-term investments
Realized gain on sales of investments, net	$(1)	$—	$(2)	$—	Other nonoperating income
Total before tax	(1)	—	(2)	—
Tax expense	—	—	—	—
Total, net of tax	$(1)	$—	$(2)	$—
Total reclassifications for the period	$(736)	$(1,078)	$(2,756)	$—

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and six months ended June 30, 2014 and 2013 is as follows:

Three months ended June 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$865	$3,073	$(51,854)	$(21)	$(47,937)
Other comprehensive income (loss) before reclassifications, net of tax	(520)	(1,977)	—	57	(2,440)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	126	(1,001)	140	(1)	(736)
Net current-period other comprehensive income (loss)	(394)	(2,978)	140	56	(3,176)
Ending balance	$471	$95	$(51,714)	$35	$(51,113)

Three months ended June 30, 2013	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Total
	(in thousands)
Beginning balance	$(888)	$1,888	$(112,959)	$(111,959)
Other comprehensive income before reclassifications, net of tax	1,517	6,744	144	8,405
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	137	(1,942)	727	(1,078)
Net current-period other comprehensive income	1,654	4,802	871	7,327
Ending balance	$766	$6,690	$(112,088)	$(104,632)

Six months ended June 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income (loss) before reclassifications, net of tax	(883)	(4,930)	105	37	(5,671)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	258	(3,252)	240	(2)	(2,756)
Net current-period other comprehensive income (loss)	(625)	(8,182)	345	35	(8,427)
Ending balance	$471	$95	$(51,714)	$35	$(51,113)

Six months ended June 30, 2013	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Total
	(in thousands)
Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income before reclassifications, net of tax	629	8,793	—	9,422
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	137	(2,103)	1,966	—
Net current-period other comprehensive income	766	6,690	1,966	9,422
Ending balance	$766	$6,690	$(112,088)	$(104,632)

5. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$27,327	$11,316	$22,252	$(5,829)
Denominator:
Weighted average common stock shares outstanding - Basic	53,499	52,008	53,095	51,837
Assumed exercise of stock options and awards	1,009	1,063	583	—
Assumed conversion of convertible note premium	4,972	—	2,133	—
Assumed conversion of warrants	3,367	—	1,235	—
Weighted average common stock shares outstanding - Diluted	62,847	53,071	57,046	51,837
Net Income (Loss) per common share
Basic	$0.51	$0.22	$0.42	$(0.11)
Diluted	$0.43	$0.21	$0.39	$(0.11)

The table below summarizes those common stock equivalents that could potentially dilute basic earnings (loss) per share in the future but were excluded from the computation of diluted earnings (loss) per share because the instruments were antidilutive.

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	—	81	—	784
Deferred stock	—	—	—	87
Restricted stock	—	1,371	—	1,726
Convertible note premium	—	10,943	—	10,943
Warrants	—	10,943	—	10,943

In March 2011, the Company entered into a Convertible Note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. The Company’s 5% Convertible Notes due in 2016 with a current principal amount of $86.25 million can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  The 10.9 million shares into which the Convertible Notes could be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of these notes with cash. During the three and six months ended June 30, 2014 the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share, therefore shares related to the conversion premium of the Convertible Note (for which share settlement is assumed for EPS purposes) are included in the Company's computation of diluted earnings per share.

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

The call options to repurchase the Company’s common stock will always be antidilutive and, therefore, will have no effect on diluted earnings (loss) per share and are excluded from the table above.

During the three and six months ended June 30, 2014 the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share, therefore the assumed conversion of the warrants are included in the Company's computation of diluted earnings per share.

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$179,481	$168,482	$10,999	$—
Restricted cash	20,379	20,379	—	—
Short-term investments	203,333	—	203,333	—
Fuel derivative contracts:	0
Crude oil call options	3,022	—	3,022	—
Crude oil put options	2	—	2	—
Heating oil put options	56	—	56	—
Heating oil swaps	4,779	—	4,779	—
Foreign currency derivatives	2,160	—	2,160	—
Interest rate derivative	169	—	169	—
Total assets measured at fair value	$413,381	$188,861	$224,520	$—
Fuel derivative contracts:
Crude oil call options	$3,022	$—	$3,022	$—
Crude oil put options	2	—	2	—
Heating oil swaps	588	—	588	—
Foreign currency derivatives	3,113	—	3,113	—
Negative arbitrage derivative	3,668	—	—	3,668
Total liabilities measured at fair value	$10,393	$—	$6,725	$3,668

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$269,384	$269,384	$—	$—
Restricted cash	21,000	21,000	—	—
Fuel derivative contracts:	0
Crude oil call options	7,121	—	7,121	—
Crude oil put options	186	—	186	—
Heating oil put options	417	—	417	—
Heating oil swaps	5,863	—	5,863	—
Foreign currency derivatives	12,494	—	12,494	—
Interest rate derivative	1,121	—	1,121	—
Total assets measured at fair value	$317,586	$290,384	$27,202	$—
Fuel derivative contracts:
Crude oil call options	$7,121	$—	$7,121	$—
Crude oil put options	186	—	186	—
Heating oil swaps	187	—	187	—
Foreign currency derivatives	1,188	—	1,188	—
Negative interest arbitrage derivative	12,865	—	—	12,865
Total liabilities measured at fair value	$21,547	$—	$8,682	$12,865

Cash equivalents.  The Company’s cash equivalents consist of money market securities, U.S. agency bonds, foreign and domestic corporate bonds, and commercial paper.  The instruments classified as Level 2 are valued using quoted prices for similar assets in active markets.

Restricted cash.  The Company’s restricted cash consist of money market securities.

Short-term investments.  Short-term investments include U.S. and foreign government notes and bonds, U.S. agency bonds, variable rate corporate bonds, asset backed securities, foreign and domestic corporate bonds, municipal bonds, and commercial paper.  These instruments are valued using quoted prices for similar assets in active markets or other observable inputs.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil puts and swaps, and Brent crude oil call options and collars (a combination of purchased call options and sold put options of crude oil) which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves and measures of volatility among others.

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

Negative arbitrage derivative.  The Company’s negative arbitrage derivative represents the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates during the periods prior to the issuance of the related equipment notes, and is valued based primarily on the discounted amount of future cash flows using the appropriate rate of borrowing. Changes to those discount rates would be unlikely to cause material changes in the fair value of the negative arbitrage derivative (refer to Notes 7 and 10 for more information). The table below presents disclosures about the activity for the Company’s “Level 3” financial liability during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$3,668	$—	$12,865	$—
Issuance of enhanced equipment trust certificates	—	12,865	—	12,865
Reduction of balance in connection with interest payment	—	—	(9,197)	—
Ending balance	$3,668	$12,865	$3,668	$12,865

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
June 30, 2014					December 31, 2013
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)					(in thousands)
$964,827	$1,059,642	$—	$140,650	$918,992	$695,804	$738,563	$—	$104,656	$633,907

The fair value estimates of the Company’s debt were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash, other receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments.

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2014, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2014	2013	2014	2013
	(in thousands)
Losses realized at settlement	$(2,009)	$(4,740)	$(1,899)	$(7,436)
Reversal of prior period unrealized amounts	2,625	3,379	(1,613)	4,422
Unrealized gains (losses) that will settle in future periods	5,669	(5,545)	2,898	(10,453)
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$6,285	$(6,906)	$(614)	$(13,467)

Interest Rate Risk Management

The Company is exposed to market risk from adverse changes in interest rates associated with its long-term debt obligations. Market risk associated with fixed-rate and variable-rate long-term debt relates to the potential reduction in fair value and negative impact to future earnings, respectively, from an increase in interest rates.

To limit the Company’s exposure to interest rate risk inherent in one of its variable-rate debt instruments, which was used to finance an aircraft delivered in 2013, the Company entered into a forward starting interest rate swap agreement.  The interest rate swap agreement is designated as a cash flow hedge under ASC 815.

The Company believes that its interest rate derivative contract will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified net losses from AOCI to interest expense of $0.2 million and $0.4 million during the three and six months ended June 30, 2014, respectively. The Company expects to reclassify a net loss of approximately $0.8 million into earnings over the next 12 months from AOCI based on the values at June 30, 2014.

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

The Company enters into foreign currency forward contracts, certain of which are designated as cash flow hedges under ASC 815, to further manage the effects of fluctuating exchange rates. The effective portion of the gain or loss of designated cash flow hedges is reported as a component of AOCI and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue. The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized as nonoperating income (expense). Foreign currency forward contracts that are not designated as cash flow hedges are recorded at fair value, and any changes in fair value are recognized as other nonoperating income (expense) in the period of change.

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified gains from AOCI to passenger revenue of $1.6 million and $5.2 million during the three and six months ended June 30, 2014, respectively. The Company expects to reclassify a net gain of approximately $1.1 million into earnings over the next 12 months from AOCI based on the values at June 30, 2014.

Negative Arbitrage Derivative

In 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of EETCs. See Note 10 for further information related to the EETCs. In accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds. The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate. This variability requires the Company’s obligation to the trusts to be recognized as a derivative in the Company’s unaudited consolidated financial statements.  During the six months ended June 30, 2014, approximately $9.2 million of the derivative was reduced in connection with the first interest payment made to the trusts.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$60,600 U.S. dollars	April 2023	$28	$—	$28
	Long-term prepayments and other (1)			141	—	141
Foreign currency derivatives	Other accrued liabilities	7,899,945 Japanese Yen 889,577 Korean Won 48,743 Australian Dollars 462 New Zealand Dollars	June 2015	1,279	(2,155)	(876)
	Other liabilities and deferred credits	3,058,330 Japanese Yen 11,354 Australian Dollars	May 2016	13	(521)	(508)
Derivatives not designated as hedges						0
Foreign currency derivatives	Prepaid expenses and other	4,061,169 Japanese Yen 26,490 Australian Dollars	June 2015	595	(38)	557
	Other accrued liabilities	1,209,060 Japanese Yen 9,676 Australian Dollars	June 2015	233	(399)	(166)
	Long-term prepayments and other	307,000 Japanese Yen 1,540 Australian Dollars	July 2015	40	—	40
Fuel derivative contracts	Prepaid expenses and other	88,450 gallons	June 2015	7,859	(3,612)	4,247
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(3,668)	(3,668)

(1)	Represents the noncurrent portion of the $60.6 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$63,800 U.S. dollars	April 2023	$196	$—	$196
	Long-term prepayments and other (1)			925	—	925
Foreign currency derivatives	Prepaid expenses and other	10,500,321 Japanese Yen 10,895,370 Korean Won 62,659 Australian Dollars 4,821 New Zealand Dollars	December 2014	9,946	(450)	9,496
	Long-term prepayments and other	1,980,949 Japanese Yen 16,681 Australian Dollars	May 2015	1,673	—	1,673
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	6,180 Japanese Yen 58 Australian Dollars	December 2014	577	(229)	348
	Other accrued liabilities			298	(509)	(211)
Fuel derivative contracts	Prepaid expenses and other	84,714 gallons	December 2014	13,587	(7,494)	6,093
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(12,250)	(12,250)
	Other liabilities and deferred credits (2)			—	(615)	(615)

(1) Represents the noncurrent portion of the $64 million interest rate derivative with final maturity in April 2023.
(2) Represents the noncurrent portion of the $445 million negative arbitrage derivative with final maturity in January 2015.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013	2014	2013
	(in thousands)
Foreign currency derivatives	$3,180	$(11,111)	$(1,608)	$(3,123)	$—	$(61)
Interest rate derivatives	605	(2,446)	206	223	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013
	(in thousands)
Foreign currency derivatives	$7,708	$(14,146)	$(5,226)	$(3,390)	$—	$(61)
Interest rate derivatives	951	(1,011)	417	223	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of June 30, 2014 or December 31, 2013.

8.  Debt

As of June 30, 2014, the expected maturities of long-term debt for the remainder of 2014 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2014	$113,211
2015	82,965
2016	81,267
2017	81,266
2018	87,212
Thereafter	526,618
$972,539

During the three months ended June 30, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to put their notes for conversion.  Since the Company has the intent and ability to redeem the principal amount of these notes with cash, as of June 30, 2014, the carrying value of $78.5 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2014	2013	2014	2013
	(in thousands)
Service cost	$2,952	$3,601	$5,904	$7,203
Interest cost	6,986	6,299	13,972	12,599
Expected return on plan assets	(4,845)	(4,065)	(9,690)	(8,131)
Recognized net actuarial loss	225	2,050	450	4,100
Net periodic benefit cost	$5,318	$7,885	$10,636	$15,771

The Company made contributions of $3.8 million and $6.6 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2014, respectively. The Company made contributions of $4.0 million and $6.7 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2013, respectively. The Company expects to make additional minimum required contributions of $7.6 million during the remainder of 2014.

10. Commitments and Contingent Liabilities

Commitments

In July 2014, the Company signed a memorandum of understanding (MOU) with Airbus for the conversion of the existing order for six new A350XWB-800 aircraft for delivery between 2017 and 2020 into the purchase of six new Airbus A330neo aircraft for delivery between 2019 and 2021, with rights to purchase an additional six new Airbus A330neo aircraft. This change in the dates of delivery and in the model of the aircraft being delivered are not included in the tables below as definitive agreements relating to these commitments have yet to be finalized.

As of June 30, 2014, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	4	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engine	1	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

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

Committed capital and operating expenditures include escalation and variable amounts based on estimates. The gross committed expenditures and committed financings for those deliveries are detailed below:

	Capital	Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2014	$95,155	$31,100	$126,255	$75,000	$51,255
2015	245,702	60,535	306,237	—	306,237
2016	147,824	49,004	196,828	—	196,828
2017	493,824	47,853	541,677	—	541,677
2018	547,118	42,922	590,040	—	590,040
Thereafter	558,578	255,650	814,228	—	814,228
	$2,088,201	$487,064	$2,575,265	$75,000	$2,500,265

*See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Enhanced Equipment Trust Certificates (EETC)

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The proceeds of the issuance of the Class A and Class B pass-through certificates were to be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of six (6) new Airbus aircraft scheduled for delivery from November 2013 through October 2014.  During the six months ended June 30, 2014, the Company received $293.4 million in proceeds from the issuance of the equipment notes, which it used to fund a portion of the purchase price of four Airbus aircraft. The remaining proceeds will be used to purchase equipment notes to be issued by Hawaiian to finance the purchase of an Airbus aircraft scheduled for delivery in October 2014. The equipment notes are secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes are fully and unconditionally guaranteed by the Company. The Company issues the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. In connection with consummation of the EETC financing transaction, Hawaiian was required to deposit $16.0 million into a collateral account, of which $0.6 million was released during the six months ended June 30, 2014. The funds held in this account are under the control of a third party. Accordingly, these funds are classified as restricted cash in the Company’s unaudited Consolidated Balance Sheets.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at June 30, 2014 and December 31, 2013.

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
Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$574,779	$1,025	$(84)	$575,720
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	174,139	—	—	174,139
Wages and benefits	—	112,478	—	—	112,478
Aircraft rent	—	26,095	—	—	26,095
Maintenance materials and repairs	—	58,172	227	—	58,399
Aircraft and passenger servicing	—	30,860	—	—	30,860
Commissions and other selling	—	30,778	19	(24)	30,773
Depreciation and amortization	—	23,130	635	—	23,765
Other rentals and landing fees	—	21,656	—	—	21,656
Other	1,507	44,302	212	(60)	45,961
Total	1,507	521,610	1,093	(84)	524,126
Operating Income (Loss)	(1,507)	53,169	(68)	—	51,594
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	29,694	—	—	(29,694)	—
Interest expense and amortization of debt discounts and issuance costs	(2,210)	(13,787)	—	—	(15,997)
Interest income	40	358	—	—	398
Capitalized interest	—	1,974	—	—	1,974
Gains on fuel derivatives	—	6,285	—	—	6,285
Other, net	—	725	—	—	725
Total	27,524	(4,445)	—	(29,694)	(6,615)
Income (Loss) Before Income Taxes	26,017	48,724	(68)	(29,694)	44,979
Income tax expense (benefit)	(1,310)	18,962	—	—	17,652
Net Income (Loss)	$27,327	$29,762	$(68)	$(29,694)	$27,327
Comprehensive Income (Loss)	$24,151	$26,586	$(68)	$(26,518)	$24,151

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$533,993	$22	$(87)	$533,928
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	169,223	—	—	169,223
Wages and benefits	—	103,384	—	—	103,384
Aircraft rent	—	28,285	—	—	28,285
Maintenance materials and repairs	—	53,036	—	—	53,036
Aircraft and passenger servicing	—	29,228	—	—	29,228
Commissions and other selling	—	32,204	—	(18)	32,186
Depreciation and amortization	—	19,788	—	—	19,788
Other rentals and landing fees	—	19,630	—	—	19,630
Other	4,217	37,503	126	(69)	41,777
Total	4,217	492,281	126	(87)	496,537
Operating Income (Loss)	(4,217)	41,712	(104)	—	37,391
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	15,406	—	—	(15,406)	—
Interest expense and amortization of debt discounts and issuance costs	(2,158)	(10,005)	—	—	(12,163)
Interest income	28	98	—	—	126
Capitalized interest	—	2,891	—	—	2,891
Losses on fuel derivatives	—	(6,906)	—	—	(6,906)
Other, net	—	(3,124)	—	—	(3,124)
Total	13,276	(17,046)	—	(15,406)	(19,176)
Income (Loss) Before Income Taxes	9,059	24,666	(104)	(15,406)	18,215
Income tax expense (benefit)	(2,257)	9,156	—	—	6,899
Net Income (Loss)	$11,316	$15,510	$(104)	$(15,406)	$11,316
Comprehensive Income (Loss)	$18,643	$22,837	$(104)	$(22,733)	$18,643

Condensed Consolidating Statements of Operations and Comprehensive Income
Six months ended June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,099,106	$1,656	$(184)	$1,100,578
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	345,278	—	—	345,278
Wages and benefits	—	219,972	—	—	219,972
Aircraft rent	—	52,374	—	—	52,374
Maintenance materials and repairs	—	116,470	239	—	116,709
Aircraft and passenger servicing	—	61,081	—	—	61,081
Commissions and other selling	—	62,125	32	(49)	62,108
Depreciation and amortization	—	45,842	734	—	46,576
Other rentals and landing fees	—	42,218	—	—	42,218
Other	2,769	89,438	559	(135)	92,631
Total	2,769	1,034,798	1,564	(184)	1,038,947
Operating Income (Loss)	(2,769)	64,308	92	—	61,631
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	26,887	—	—	(26,887)	—
Interest expense and amortization of debt discounts and issuance costs	(4,390)	(26,617)	—	—	(31,007)
Interest income	79	538	—	—	617
Capitalized interest	—	4,750	—	—	4,750
Losses on fuel derivatives	—	(614)	—	—	(614)
Other, net	—	1,310	—	—	1,310
Total	22,576	(20,633)	—	(26,887)	(24,944)
Income Before Income Taxes	19,807	43,675	92	(26,887)	36,687
Income tax expense (benefit)	(2,445)	16,880	—	—	14,435
Net Income	$22,252	$26,795	$92	$(26,887)	$22,252
Comprehensive Income	$13,825	$18,368	$92	$(18,460)	$13,825

Condensed Consolidating Statements of Operations and Comprehensive Income
Six months ended June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,024,241	$637	$(196)	$1,024,682
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	343,712	—	—	343,712
Wages and benefits	—	206,119	—	—	206,119
Aircraft rent	—	54,304	—	—	54,304
Maintenance materials and repairs	—	108,295	—	—	108,295
Aircraft and passenger servicing	—	58,287	—	—	58,287
Commissions and other selling	—	66,031	—	(34)	65,997
Depreciation and amortization	—	38,901	—	—	38,901
Other rentals and landing fees	—	38,777	—	—	38,777
Other	5,485	79,307	195	(162)	84,825
Total	5,485	993,733	195	(196)	999,217
Operating Income (Loss)	(5,485)	30,508	442	—	25,465
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	624	—	—	(624)	—
Interest expense and amortization of debt discounts and issuance costs	(4,268)	(19,272)	—	—	(23,540)
Interest income	64	189	—	—	253
Capitalized interest	—	6,331	—	—	6,331
Losses on fuel derivatives	—	(13,467)	—	—	(13,467)
Other, net	—	(4,206)	—	—	(4,206)
Total	(3,580)	(30,425)	—	(624)	(34,629)
Income (Loss) Before Income Taxes	(9,065)	83	442	(624)	(9,164)
Income tax benefit	(3,236)	(99)	—	—	(3,335)
Net Income (Loss)	$(5,829)	$182	$442	$(624)	$(5,829)
Comprehensive Income	$3,593	$9,604	$442	$(10,046)	$3,593

Condensed Consolidating Balance Sheets
June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,764	$310,762	$3,755	$—	$360,281
Restricted cash	—	20,379	—	—	20,379
Short-term investments	—	203,333	—	—	203,333
Accounts receivable, net	1,096	93,787	128	(178)	94,833
Spare parts and supplies, net	—	16,143	928	—	17,071
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	8	32,696	189	—	32,893
Total	46,868	694,425	5,000	(178)	746,115
Property and equipment at cost	—	1,937,148	33,757	—	1,970,905
Less accumulated depreciation and amortization	—	(346,016)	(734)	—	(346,750)
Property and equipment, net	—	1,591,132	33,023	—	1,624,155
Long-term prepayments and other	908	84,637	—	—	85,545
Deferred tax assets, net	17,213	—	—	(17,213)	—
Goodwill and other intangible assets, net	—	129,283	—	—	129,283
Intercompany receivable	62,785	—	—	(62,785)	—
Investment in consolidated subsidiaries	368,818	—	—	(368,818)	—
TOTAL ASSETS	$496,592	$2,499,477	$38,023	$(448,994)	$2,585,098
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492	$87,223	$349	$(178)	$87,886
Air traffic liability	—	535,101	1,987	—	537,088
Other accrued liabilities	1,413	93,092	145	—	94,650
Current maturities of long-term debt, less discount, and capital lease obligations	78,538	77,487	—	—	156,025
Total	80,443	792,903	2,481	(178)	875,649
Long-term debt and capital lease obligations	—	915,110	—	—	915,110
Intercompany payable	—	62,785	—	(62,785)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	266,489	—	—	266,489
Other liabilities and deferred credits	203	59,422	750	—	60,375
Deferred tax liabilities, net	—	68,742	—	(17,213)	51,529
Total	203	394,653	750	(17,213)	378,393
Shareholders’ equity	415,946	334,026	34,792	(368,818)	415,946
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$496,592	$2,499,477	$38,023	$(448,994)	$2,585,098

Condensed Consolidating Balance Sheets
December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,797	$333,663	$4,924	$—	$423,384
Restricted cash	—	19,434	—	—	19,434
Accounts receivable, net	1,192	73,241	31	(219)	74,245
Spare parts and supplies, net	—	19,767	—	—	19,767
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	—	51,613	39	—	51,652
Total	85,989	515,043	4,994	(219)	605,807
Property and equipment at cost	—	1,629,517	31,917	—	1,661,434
Less accumulated depreciation and amortization	—	(327,102)	—	—	(327,102)
Property and equipment, net	—	1,302,415	31,917	—	1,334,332
Long-term prepayments and other	1,171	90,782	—	—	91,953
Restricted cash	—	1,566	—	—	1,566
Deferred tax assets, net	14,767	—	—	(14,767)	—
Goodwill and other intangible assets, net	—	130,603	—	—	130,603
Intercompany receivable	25,286	—	—	(25,286)	—
Investment in consolidated subsidiaries	348,040	—	—	(348,040)	—
TOTAL ASSETS	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532	$88,990	$484	$(219)	$89,787
Air traffic liability	—	407,359	1,727	—	409,086
Other accrued liabilities	1,307	96,264	—	—	97,571
Current maturities of long-term debt, less discount, and capital lease obligations	—	62,187	—	—	62,187
Total	1,839	654,800	2,211	(219)	658,631
Long-term debt and capital lease obligations	76,550	667,736	—	—	744,286
Intercompany payable	—	25,286	—	(25,286)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	264,106	—	—	264,106
Other liabilities and deferred credits	—	59,424	—	—	59,424
Deferred tax liabilities, net	—	55,717	—	(14,767)	40,950
Total	—	379,247	—	(14,767)	364,480
Shareholders’ equity	396,864	313,340	34,700	(348,040)	396,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,537)	$207,836	$670	$—	$203,969
Cash Flows From Investing Activities:
Net payments to subsidiaries	(38,829)	—	—	38,829	—
Additions to property and equipment, including pre-delivery deposits	—	(329,927)	(1,839)	—	(331,766)
Net proceeds from disposition of property and equipment	—	350	—	—	350
Purchases of investments	—	(234,143)	—	—	(234,143)
Sales of investments	—	30,859	—	—	30,859
Net cash used in investing activities	(38,829)	(532,861)	(1,839)	38,829	(534,700)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	4,333	—	—	—	4,333
Long-term borrowings	—	293,430	—	—	293,430
Repayments of long-term debt and capital lease obligations	—	(30,756)	—	—	(30,756)
Net payments from parent company	—	38,829	—	(38,829)	—
Change in restricted cash	—	621	—	—	621
Net cash provided by financing activities	4,333	302,124	—	(38,829)	267,628
Net decrease in cash and cash equivalents	(39,033)	(22,901)	(1,169)	—	(63,103)
Cash and cash equivalents - Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents - End of Period	$45,764	$310,762	$3,755	$—	$360,281

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,229)	$172,860	$(508)	$—	$168,123
Cash Flows From Investing Activities:
Net payments from subsidiaries	4,361	—	—	(4,361)	—
Additions to property and equipment, including pre-delivery deposits	—	(174,213)	(774)	—	(174,987)
Net cash provided by (used in) investing activities	4,361	(174,213)	(774)	(4,361)	(174,987)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	1,442	—	—	—	1,442
Long-term borrowings	—	132,000	—	—	132,000
Repayments of long-term debt and capital lease obligations	—	(28,174)	—	—	(28,174)
Debt issuance costs	—	(10,696)	—	—	(10,696)
Net payments to parent company	—	(4,361)	—	4,361	—
Change in restricted cash	—	(16,000)	—	—	(16,000)
Net cash provided by financing activities	1,442	72,769	—	4,361	78,572
Net increase (decrease) in cash and cash equivalents	1,574	71,416	(1,282)	—	71,708
Cash and cash equivalents - Beginning of Period	83,626	303,967	18,287	—	405,880
Cash and cash equivalents - End of Period	$85,200	$375,383	$17,005	$—	$477,588

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to an Amended and Restated Credit Agreement (Credit Agreement), dated as of December 10, 2010, that provides for a Revolving Credit Facility. See further discussion of the Revolving Credit Facility at Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013. The Credit Agreement provides that, subject to certain exceptions, neither Hawaiian nor any other subsidiary of the Company will make any distribution or other payment on account of, or declare or pay any dividend on, or purchase, acquire, redeem or retire any stock issued by Hawaiian or any other subsidiary of the Company. The exceptions include (i) distributions by Hawaiian to the Company for the purpose of allowing the Company to pay federal and state income and franchise taxes, (ii) distributions by Hawaiian to the Company to pay customary costs and expenses of operating a publicly-traded company in an aggregate amount in any year not to exceed $10.0 million, and (iii) so long as no event of default has occurred and is continuing or would result therefrom, distributions by Hawaiian to the Company for the purpose of making regularly scheduled interest payments on specified indebtedness of the Company. In addition, the Credit Agreement restricts the ability of Hawaiian and the other subsidiaries of the Company from making loans or advances to the Company. The net assets of Hawaiian restricted under the Credit Agreement, defined as shareholders’ equity, totaled $334.0 million and $313.3 million as of June 30, 2014 and December 31, 2013, respectively.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items or financial performance; statements regarding areas of strategic focus, statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the increase in frequency on existing routes; statements related to expected maturation of existing networks; statements regarding the use of proceeds of the EETC financing and the issuance dates of equipment notes; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of March 2014, the latest available data.

As of June 30, 2014, Hawaiian had 5,362 active employees.

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

SECOND QUARTER REVIEW

Financial Highlights

•	GAAP net income in the second quarter of $27.3 million or $0.43 per diluted share compared to $11.3 million in the prior year period or $0.21 per diluted share.

•	Adjusted net income, reflecting economic fuel expense, in the second quarter of $22.4 million or $0.35 per diluted share compared to $12.6 million in the prior year period of $0.24 per diluted share.

•	Passenger revenue per available seat mile (PRASM) increase of 4.1% and operating revenue per available seat mile (RASM) increase of 6.7% from the prior year period.

•	Unrestricted cash and cash equivalents and short-term investments of $564 million compared to $478 million in the prior year period.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve through the third quarter as a result of continued improvement in our yields on our North America and Neighbor Island routes, the maturation of our international network, and our cost control efforts. We expect available seat miles during the quarter ending September 30, 2014 to increase by 1% to 3% from the same prior year period, while operating revenue per available seat mile is expected to increase by 3% to 6% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the quarter ending September 30, 2014 to increase by 1% to 4% from the same prior year period.

Fleet Summary

The table below summarizes our total fleet as of June 30, 2013 and 2014, and expected fleet as of June 30, 2015 (based on existing agreements):

	June 30, 2013			June 30, 2014			June 30,2015
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200 (1)	7	6	13	7	11	18	7	14	21
767-300 (2)	8	7	15	6	5	11	6	4	10
717-200	3	15	18	3	15	18	3	15	18
ATR42 (4)	—	2	2	—	3	3	—	3	3
Total	18	30	48	16	34	50	16	36	52

(1)
During the three months ended June 30, 2014, we took delivery of and placed into revenue service two Airbus A330-200 aircraft for service on our North America and International routes. Both of these aircraft were financed in part through proceeds from our EETC financing transaction. The increase in the number of owned Airbus A330-200 aircraft from June 30, 2014 to 2015 is due to the planned delivery of three aircraft, one of which will be financed in part through proceeds from our EETC financing transaction. See Note 10 for further discussion regarding the EETC financing transaction.

(2)	The decrease in the number of owned Boeing 767-300 aircraft from 2014 to 2015 is due to the planned retirement of an aircraft at the end of its estimated useful life.

(3)	Leased aircraft include both aircraft under capital and operating leases.

(4)	The ATR42 aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

Results of Operations

For the three months ended June 30, 2014, we generated net income of $27.3 million, or $0.43 per diluted share, compared to net income of $11.3 million, or $0.21 per diluted share, for the same period in 2013. For the six months ended June 30, 2014, we generated net income of $22.3 million, or $0.39 per diluted share, compared to a net loss of $5.8 million, or $0.11 per diluted share, for the same period in 2013.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	(in thousands, except as otherwise indicated)
Scheduled Operations (c) :
Revenue passengers flown	2,526		2,481		4,930		4,879
Revenue passenger miles (RPM)	3,393,173		3,405,654		6,621,779		6,611,138
Available seat miles (ASM)	4,260,565		4,211,545		8,296,235		8,171,840
Passenger revenue per RPM (Yield)	14.94	¢	14.14	¢	14.72	¢	13.94	¢
Passenger load factor (RPM/ASM)	79.6%		80.9%		79.8%		80.9%
Passenger revenue per ASM (PRASM)	11.90	¢	11.43	¢	11.75	¢	11.28	¢
Total Operations (c) :
Revenue passengers flown	2,526		2,482		4,932		4,881
RPM	3,395,161		3,408,963		6,626,880		6,619,596
ASM	4,262,774		4,215,893		8,301,743		8,181,671
Operating revenue per ASM (RASM)	13.51	¢	12.66	¢	13.26	¢	12.52	¢
Operating cost per ASM (CASM)	12.30	¢	11.78	¢	12.51	¢	12.21	¢
CASM excluding aircraft fuel (b)	8.21	¢	7.76	¢	8.36	¢	8.01	¢
Aircraft fuel expense per ASM (a)	4.09	¢	4.02	¢	4.15	¢	4.20	¢
Revenue block hours operated	41,112		40,703		80,324		79,573
Gallons of jet fuel consumed	56,937		56,625		112,101		110,560
Average cost per gallon of jet fuel (actual) (a)	$3.06		$2.99		$3.08		$3.11

(a)	Includes applicable taxes and fees.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)	Includes the operations of our contract carrier under a capacity purchase agreement.

Operating Revenue

Operating revenue increased $41.8 million, or 7.8%, and $75.9 million, or 7.4%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, driven primarily by an increase in passenger revenue.

Passenger Revenue

For the three and six months ended June 30, 2014, passenger revenue increased $25.3 million, or 5.3%, and $53.4 million, or 5.8%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended June 30, 2014 as compared				Six months ended June 30, 2014 as compared
	to three months ended June 30, 2013				to six months ended June 30, 2013
	Change in				Change in
	scheduled				scheduled
	passenger	Change in	Change in	Change in	passenger	Change in	Change in	Change in
	revenue	Yield	RPM	ASM	revenue	Yield	RPM	ASM
	(in millions)				(in millions)
North America	$26.5	8.8%	2.7%	7.5%	$53.9	10.9%	1.8%	5.1%
Neighbor Island	11.4	7.8	2.2	1.7	20.8	8.6	0.8	1.0
International	(12.6)	(2.9)	(6.2)	(7.4)	(21.3)	(4.8)	(2.8)	(3.4)
Total scheduled	$25.3	5.7%	(0.4)%	1.2%	$53.4	5.6%	0.2%	1.5%

North America

For the three and six months ended June 30, 2014, North America revenue increased by $26.5 million and $53.9 million, respectively, as compared to the prior year periods. The increase was due to strong demand trends, which resulted in an increase in average fares on these routes. Also, changes made to our network during the quarter allowed us to increase our capacity on these routes, which resulted in an increase in the number of revenue passengers flown.

Neighbor Island

For the three and six months ended June 30, 2014, Neighbor Island revenue increased by $11.4 million and $20.8 million, respectively, as compared to the prior year periods, primarily due to higher average fares.

International

For the three and six months ended June 30, 2014, International revenue decreased by $12.6 million and $21.3 million, respectively, as compared to the prior year periods. The decrease was primarily due to a decrease in the average fares on these routes which was driven by unfavorable changes in the Japanese Yen and Australian Dollar exchange rates. A decrease in our international capacity during the three and six months ended June 30, 2014, the result of changes to our network during the quarter, also contributed to the decrease in revenue generated on our International routes.

Other Operating Revenue

Other operating revenue increased by $16.5 million, or 31.4%, and $22.5 million, or 21.8%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. Our new co-branded credit card agreement increased other operating revenue by $7.4 million and $9.7 million for the three and six months ended June 30, 2014, respectively. Also, an increase in the volume of cargo transported increased other operating revenue by $3.7 million and $6.5 million during the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. The increase in volume was the result of additional cargo capacity, the expansion of our network, and improved revenue generation on our existing routes.

Operating Expense

Operating expenses were $524.1 million and $1,038.9 million for the three and six months ended June 30, 2014, respectively, and $496.5 million and $999.2 million for the three and six months ended June 30, 2013, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2014 as compared to the prior year periods are detailed below:

	Increase / (decrease) in operating		Increase / (decrease) in operating
	expenses for the three months ended		expenses for the six months ended
	June 30, 2014 compared to the three		June 30, 2014 compared to the six
	months ended June 30, 2013		months ended June 30, 2013
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and delivery	$4,916	2.9%	$1,566	0.5%
Wages and benefits	9,094	8.8	13,853	6.7
Aircraft rent	(2,190)	(7.7)	(1,930)	(3.6)
Maintenance materials and repairs	5,363	10.1	8,414	7.8
Aircraft and passenger servicing	1,632	5.6	2,794	4.8
Commissions and other selling	(1,413)	(4.4)	(3,889)	(5.9)
Depreciation and amortization	3,977	20.1	7,675	19.7
Other rentals and landing fees	2,026	10.3	3,441	8.9
Other	4,184	10.0	7,806	9.2
Total	$27,589	5.6%	$39,730	4.0%

Aircraft Fuel

Aircraft fuel expense increased during the three months ended June 30, 2014, as compared to the prior year period, due to an increase in the average fuel price per gallon. Aircraft fuel expense during the six months ended June 30, 2014 did not change significantly from the prior year period, due to the offsetting effects of an increase in consumption and decrease in the average fuel price per gallon as illustrated in the following table:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	2014	2013	Change	2014	2013	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$174,139	$169,223	2.9%	$345,278	$343,712	0.5%
Fuel gallons consumed	56,937	56,625	0.6%	112,101	110,560	1.4%
Average fuel price per gallon, including taxes and delivery	$3.06	$2.99	2.3%	$3.08	$3.11	(1.0)%

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

	Three months ended June 30, 2014			Six months ended June 30, 2014
	2014	2013	Change	2014	2013	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$174,139	$169,223	2.9%	$345,278	$343,712	0.5%
Realized losses on settlement of fuel derivative contracts	2,009	4,740	(57.6)%	1,899	7,436	(74.5)%
Economic fuel expense	$176,148	$173,963	1.3%	$347,177	$351,148	(1.1)%
Fuel gallons consumed	56,937	56,625	0.6%	112,101	110,560	1.4%
Economic fuel costs per gallon	$3.09	$3.07	0.7%	$3.10	$3.18	(2.5)%

See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and Benefits

Wages and benefits expense increased by $9.1 million, or 8.8%, and $13.9 million, or 6.7%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, primarily due to a 4% increase in the number of employees from June 30, 2013, as we continued to expand our operations with additional aircraft.

Maintenance materials and repairs

Maintenance materials and repairs expense increased by $5.4 million, or 10.1%, and $8.4 million, or 7.8% for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, due to the increase in the number and utilization of Airbus A330-200 aircraft in our fleet and was partially offset by a decrease in the number and utilization of Boeing 767-300 aircraft in our fleet.

Depreciation and amortization

Depreciation and amortization expense increased by $4.0 million, or 20.1%, and $7.7 million, or 19.7% for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, primarily due to the increase in the number of owned aircraft.

Other rentals and landing fees

Other rentals and landing fees expense increased by $2.0 million, or 10.3%, and $3.4 million, or 8.9% for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, due to increased rates on existing routes.

Other expense

Other expense increased by $4.2 million, or 10.0%, and $7.8 million, or 9.2%, for the three and six months ended June 30, 2014, respectively, as compared to the prior year periods, primarily due to costs incurred in connection with our new turboprop operations that began in March 2014.

Nonoperating Expense

Net nonoperating expense decreased by $12.6 million, or 65.5%, for the three months ended June 30, 2014, as compared to the prior year period, primarily due to decreased losses on fuel hedging derivatives of $13.2 million.

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The issuance of these equipment notes resulted in a $5.5 million increase in our interest expense in 2014.

Income Taxes

We had effective tax rates of 39.2% and 37.9% for the three months ended June 30, 2014 and 2013, respectively, and 39.3% and 36.4% for the six months ended June 30, 2014 and 2013, respectively. We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of June 30, 2014, we had $360.3 million in cash and cash equivalents and $203.3 million in short-term investments, an increase of $140.2 million from December 31, 2013. Our restricted cash balance of $20.4 million and $19.4 million as of June 30, 2014 and December 31, 2013, respectively, consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC financing which closed in 2013.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At June 30, 2014, Hawaiian had approximately $1,071.1 million of debt and capital lease obligations, including approximately $156.0 million classified as a current liability in the unaudited Consolidated Balance Sheets. During the three months ended June 30, 2014 a condition for conversion of the Convertible

Notes was satisfied, which permits holders of the Convertible Notes to put their notes for conversion during the quarter ending September 30, 2014. Since we have the intent and ability to redeem the principal amount of these notes with cash, as of June 30, 2014, the carrying value of $78.5 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

Hawaiian has a secured revolving credit facility (the Revolving Credit Facility) in an amount of up to $75.0 million, and as of June 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility and $69.4 million available (net of various outstanding letters of credit).

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

Cash Flows

Net cash provided by operating activities was $204.0 million and $168.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was primarily due to our improved financial performance from the prior year period, as we recorded net income of $22.3 million for the six months ended June 30, 2014 compared to a net loss of $5.8 million for the six months ended June 30, 2013.

Net cash used in investing activities was $534.7 million and $175.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase was due to purchases of investments of $234.1 million and the acquisition of four Airbus A330-200 aircraft.

Net cash provided by financing activities was $267.6 million and $78.6 million for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the issuance of equipment notes to finance the acquisition of four Airbus A330-200 aircraft.

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. During the six months ended June 30, 2014, $293.4 million of the proceeds from the EETC financing was used to finance a portion of the purchase price of four new Airbus aircraft. The remaining proceeds of the issuance of the Class A and Class B pass-through certificates will be used to purchase equipment notes to be issued by Hawaiian to finance the purchase a new Airbus aircraft scheduled for delivery in October 2014. Hawaiian issues the equipment notes to the trusts as aircraft are delivered to Hawaiian. Hawaiian records the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

Capital Commitments

As of June 30, 2014, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	4	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engine	1	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $95 million for the remainder of 2014, $246 million in 2015, $148 million in 2016, $494 million in 2017, $547 million in 2018 and $559 million thereafter.

For the remainder of 2014, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $30 million to $40 million.

In July 2014, we signed a memorandum of understanding (MOU) with Airbus for the conversion of an existing order for six new A350XWB-800 aircraft for delivery between 2017 and 2020 into the purchase of six new Airbus A330neo aircraft for delivery between 2019 and 2021, with rights to purchase an additional six new Airbus A330neo aircraft. This change in the dates of delivery and in the model of the aircraft being delivered are not included in the table above as definitive agreements relating to these commitments have yet to be finalized.

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

We secured financing for a portion of the purchase price of one upcoming Airbus A330-200 aircraft delivery in October 2014 through the EETC financing which closed in 2013. In addition, we have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. See Note 10 for further detail regarding the EETC financing.

Covenants under our Financing Arrangements

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate, dispose of assets, prepay indebtedness, make investments, make acquisitions, enter into certain transactions with affiliates, repurchase stock and, in the case of Hawaiian, pay dividends or make distributions to the Company. These agreements also require us to meet certain financial covenants. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage. As of June 30, 2014, we were in compliance with these covenants. If we are not able to comply with these covenants in the future, our outstanding obligations under these facilities could be accelerated and become due and payable immediately.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of June 30, 2014 and December 31, 2013.

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

Pension and Postemployment Benefit Plan Funding

We contributed $3.8 million and $6.6 million to our defined benefit and other postretirement plans during the three and six months ended June 30, 2014, respectively, and expect to contribute an additional required minimum of $7.6 million during the remainder of 2014. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2014 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2014	2015 - 2016	2017 - 2018	2019 and thereafter
	(in thousands)
Debt and capital lease obligations (1) (2)	$1,371,464	$143,984	$276,929	$262,765	$687,786
Operating leases—aircraft and related equipment (3)	640,956	51,139	186,637	160,635	242,545
Operating leases—non-aircraft	41,034	2,270	8,798	7,147	22,819
Purchase commitments - Capital (4)	2,088,201	95,155	393,526	1,040,942	558,578
Purchase commitments - Operating (5)	487,064	31,100	109,539	90,775	255,650
Projected employee benefit contributions (6)	22,561	7,092	15,469	—	—
Total contractual obligations	$4,651,280	$330,740	$990,898	$1,562,264	$1,767,378

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of June 30, 2014. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)
During the period ended June 30, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending September 30, 2014. Therefore, the principal balance could be settled in as early as 2014 and is classified accordingly in the above table. However, the 5% interest-only, semiannual payments are excluded from the table.

(3)	Amounts reflect leases for six Airbus A330-200 aircraft, six Boeing 767 aircraft, one Boeing 717 aircraft, three turbo-prop aircraft and aircraft-related equipment as of June 30, 2014.

(4)
Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of four wide-body Airbus A330-200 aircraft,16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, three Rolls Royce spare engines and two Pratt and Whitney spare engines. We have secured financing in the amount of $75.0 million from the EETC financing for a portion of the purchase price of an Airbus A330-200 aircraft delivery in October 2014. The amounts in the table above exclude the effects of the transactions contemplated by the MOU we have entered into with Airbus as of July 22, 2014 relating to the conversion of our existing order for the purchase of six Airbus A350XWB-800 aircraft into an order for the purchase of six Airbus A330neo aircraft, pending the finalization of definitive agreements relating thereto.

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

Economic Fuel Expense

See table below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated).

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Loss	Diluted Net Loss Per Share
As reported - GAAP	$27,327	$0.43	$11,316	$0.21	$22,252	$0.39	$(5,829)	$(0.11)
Add: unrealized losses (gains) on fuel derivatives	(4,976)	(0.08)	1,300	0.03	(771)	(0.01)	3,619	0.07
Reflecting economic fuel expense	$22,351	$0.35	$12,616	$0.24	$21,481	$0.38	$(2,210)	$(0.04)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$524,126	$496,537	$1,038,947	$999,217
Less: aircraft fuel, including taxes and delivery	(174,139)	(169,223)	(345,278)	(343,712)
Adjusted operating expenses - excluding aircraft fuel	$349,987	$327,314	$693,669	$655,505
Available Seat Miles	4,262,774	4,215,893	8,301,743	8,181,671
CASM - GAAP	12.30 ¢	11.78 ¢	12.51 ¢	12.21 ¢
Less: aircraft fuel	(4.09)	(4.02)	(4.15)	(4.20)
CASM - excluding aircraft fuel	8.21 ¢	7.76 ¢	8.36 ¢	8.01 ¢

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

Frequent Flyer Accounting

In October 2013, we entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware beginning in 2014. The agreement is a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements - A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which is effective for new and materially modified revenue arrangements entered into after January 1,

2011. ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price. The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of our brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts. The objective of using estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 33.2% of our operating expense for the three and six months ended June 30, 2014, and 34.1% and 34.4% of our operating expenses for the three and six months ended June 30, 2013, respectively. Approximately 72% of our fuel is based on Singapore jet fuel prices, 27% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed for the remainder of 2014, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.2 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and six months ended June 30, 2014, our fuel hedge program primarily consisted of heating oil puts and swaps. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of June 30, 2014, we hedged approximately 52% of our projected fuel requirements for the remainder of 2014 with heating oil puts and swaps. As of June 30, 2014, the fair value of these fuel derivative agreements reflected a net liability of $4.2 million that is recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

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

At June 30, 2014, we had $93.1 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.15%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of June 30, 2014, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2014, we had $987.4 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $19.3 million as of June 30, 2014.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2014 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $9.7 million and $7.1 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of June 30, 2014, the fair value of our foreign currency forwards reflected a net asset of $0.6 million that is recorded in prepaid expenses and other, and a net liability of $1.0 million recorded in other accrued liabilities and $0.5 million recorded in other liabilities and deferred credits reflected in the unaudited Consolidated Balance

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition. The disclosure below includes updates to certain risk factor disclosures included in the 2013 Annual Report, which are in addition to, and not in lieu of, those contained in those documents.

Our agreements to purchase Airbus A330-200 and A321neo aircraft, and our memorandum of understanding to convert our existing order to acquire six A350XWB-800 aircraft into an order to purchase six Airbus A330neo aircraft represent significant future financial commitments and operating costs, and creates implementation risk associated with the transition from our existing Boeing 767-300 fleet.

As of June 30, 2014, we had the following firm order commitments and purchase rights for aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	4	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020

In July 2014, we entered into a memorandum of understanding with Airbus for the conversion of our existing order for six A350XWB-800 aircraft scheduled for delivery between 2017 and 2020 into an order for the purchase of six Airbus A330neo aircraft scheduled for delivery between 2019 and 2021, along with purchase rights for an additional six Airbus A330neo aircraft. If we execute a definitive purchase agreement with Airbus relating to this order, we anticipate that we will be required to make substantial pre-delivery payments prior to the delivery date of each aircraft.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earning to fixed charges for the three and six months ended June 30, 2014 and 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 24, 2014	By:	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer