Form 10-Q
period 2014-09-30
HAWAIIAN HOLDINGS INC
filed 2014-10-23
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or
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

As of October 17, 2014, 54,023,742 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Operating Revenue:
Passenger	$566,985	$543,315	$1,541,795	$1,464,715
Other	72,477	55,983	198,245	159,265
Total	639,462	599,298	1,740,040	1,623,980
Operating Expenses:
Aircraft fuel, including taxes and delivery	182,219	181,334	527,497	525,046
Wages and benefits	114,469	112,150	334,441	318,269
Aircraft rent	26,724	27,575	79,098	81,879
Maintenance materials and repairs	51,293	51,705	168,002	160,000
Aircraft and passenger servicing	31,848	31,080	92,929	89,367
Commissions and other selling	32,015	32,288	94,123	98,285
Depreciation and amortization	24,384	22,092	70,960	60,993
Other rentals and landing fees	23,637	21,996	65,855	60,773
Other	46,704	44,644	139,335	129,469
Total	533,293	524,864	1,572,240	1,524,081
Operating Income	106,169	74,434	167,800	99,899
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(17,104)	(13,479)	(48,111)	(37,019)
Interest income	471	173	1,088	426
Capitalized interest	1,834	3,005	6,584	9,336
Gains (losses) on fuel derivatives	(27,892)	2,536	(28,506)	(10,931)
Other, net	(5,114)	749	(3,804)	(3,457)
Total	(47,805)	(7,016)	(72,749)	(41,645)
Income Before Income Taxes	58,364	67,418	95,051	58,254
Income tax expense	22,789	26,814	37,224	23,479
Net Income	$35,575	$40,604	$57,827	$34,775
Net Income Per Common Stock			0
Basic	$0.66	$0.78	$1.08	$0.67
Diluted	$0.56	$0.76	$0.94	$0.65

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2014	2013
	(unaudited)
Net Income	$35,575	$40,604
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $3 and $899 for 2014 and 2013, respectively	44	1,381
Net change in derivative instruments, net of tax expense of $4,308 and tax benefit of $2,610 for 2014 and 2013, respectively	7,081	(4,465)
Net change in available-for-sale investments, net of tax benefit of $54 for 2014	(90)	—
Total other comprehensive income (loss)	7,035	(3,084)
Total Comprehensive Income	$42,610	$37,520

	Nine Months Ended September 30,
	2014	2013
	(unaudited)
Net Income	$57,827	$34,775
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $213 and $3,034 for 2014 and 2013, respectively	389	3,347
Net change in derivative instruments, net of tax benefit of $1,045 for 2014 and tax expense of $1,942 for 2013, respectively	(1,726)	2,991
Net change in available-for-sale investments, net of tax benefit of $33 for 2014	(55)	—
Total other comprehensive income (loss)	(1,392)	6,338
Total Comprehensive Income	$56,435	$41,113

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$328,255	$423,384
Restricted cash	6,566	19,434
Short-term investments	253,300	—
Accounts receivable, net	82,902	74,245
Spare parts and supplies, net	20,287	19,767
Deferred tax assets, net	17,325	17,325
Prepaid expenses and other	47,677	51,652
Total	756,312	605,807
Property and equipment, less accumulated depreciation and amortization of $344,727 and $327,102 as of September 30, 2014 and December 31, 2013, respectively	1,630,978	1,334,332
Other Assets:
Long-term prepayments and other	99,323	91,953
Restricted cash	—	1,566
Intangible assets, less accumulated amortization of $33,774 and $175,730 as of September 30, 2014 and December 31, 2013, respectively	21,960	23,940
Goodwill	106,663	106,663
Total Assets	$2,615,236	$2,164,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,350	$89,787
Air traffic liability	487,525	409,086
Other accrued liabilities	114,717	97,571
Current maturities of long-term debt, less discount, and capital lease obligations	171,054	62,187
Total	851,646	658,631
Long-Term Debt, less discount, and Capital Lease Obligations	885,486	744,286
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	268,703	264,106
Other liabilities and deferred credits	70,129	59,424
Deferred tax liability, net	78,513	40,950
Total	417,345	364,480
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value per share, 54,007,425 and 52,423,085 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	540	524
Capital in excess of par value	277,328	269,884
Accumulated income	226,969	169,142
Accumulated other comprehensive loss, net	(44,078)	(42,686)
Total	460,759	396,864
Total Liabilities and Shareholders’ Equity	$2,615,236	$2,164,261

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2014	2013
	(unaudited)
Net cash provided by Operating Activities	$252,163	$207,475
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments, net	(361,290)	(232,717)
Net proceeds from disposition of equipment	978	—
Purchases of investments	(346,010)	—
Sales of investments	92,103	—
Net cash used in investing activities	(614,219)	(232,717)
Cash flows from Financing Activities:
Proceeds from exercise of stock options	5,487	2,376
Long-term borrowings	293,430	132,000
Repayments of long-term debt and capital lease obligations	(46,392)	(45,200)
Debt issuance costs	(32)	(12,416)
Change in restricted cash	14,434	(16,000)
Net cash provided by financing activities	266,927	60,760
Net increase (decrease) in cash and cash equivalents	(95,129)	35,518
Cash and cash equivalents - Beginning of Period	423,384	405,880
Cash and cash equivalents - End of Period	$328,255	$441,398

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

The impact of applying the new accounting method for the three and nine months ended September 30, 2014 was immaterial to the Company’s unaudited consolidated financial statements.

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

The following is a summary of short-term investments held as of September 30, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$184,141	$91	$(193)	$184,039
U.S. government and agency debt	23,797	11	(2)	23,806
Municipal bonds	22,924	7	(4)	22,927
Other fixed income securities	22,533	—	(5)	22,528
Total short-term investments	$253,395	$109	$(204)	$253,300

Contractual maturities of short-term investments as of September 30, 2014 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$80,081	$103,958	$184,039
U.S. government and agency debt	16,325	7,481	23,806
Municipal bonds	8,244	14,683	22,927
Other fixed income securities	22,528	—	22,528
Total short-term investments	$127,178	$126,122	$253,300

The Company classifies investments as current assets as these securities are available for use in its current operations.

4. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income (loss) is presented
	2014	2013	2014	2013
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(1,297)	$(3,005)	$(6,523)	$(6,395)	Passenger revenue
Interest rate derivative losses, net	201	217	618	440	Interest expense
Total before tax	(1,096)	(2,788)	(5,905)	(5,955)
Tax expense	424	1,025	2,239	2,226
Total, net of tax	$(672)	$(1,763)	$(3,666)	$(3,729)
Amortization of defined benefit pension items
Actuarial loss (gain)	$(64)	$2,281	$388	$6,384	Wages and benefits
Prior service cost (credit)	113	(1)	111	(3)	Wages and benefits
Total before tax	49	2,280	499	6,381
Tax benefit	(5)	(899)	(215)	(3,034)
Total, net of tax	$44	$1,381	$284	$3,347
Short-term investments
Realized gain on sales of investments, net	$(10)	$—	$(12)	$—	Other nonoperating income
Total before tax	(10)	—	(12)	—
Tax expense	1	—	1	—
Total, net of tax	$(9)	$—	$(11)	$—
Total reclassifications for the period	$(637)	$(382)	$(3,393)	$(382)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and nine months ended September 30, 2014 and 2013 is as follows:

Three months ended September 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$471	$95	$(51,714)	$35	$(51,113)
Other comprehensive income (loss) before reclassifications, net of tax	39	7,714	—	(81)	7,672
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	121	(793)	44	(9)	(637)
Net current-period other comprehensive income (loss)	160	6,921	44	(90)	7,035
Ending balance	$631	$7,016	$(51,670)	$(55)	$(44,078)

Three months ended September 30, 2013	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Total
	(in thousands)
Beginning balance	$766	$6,690	$(112,088)	$(104,632)
Other comprehensive loss before reclassifications, net of tax	(220)	(2,482)	—	(2,702)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	135	(1,898)	1,381	(382)
Net current-period other comprehensive income (loss)	(85)	(4,380)	1,381	(3,084)
Ending balance	$681	$2,310	$(110,707)	$(107,716)

Nine months ended September 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income (loss) before reclassifications, net of tax	(844)	2,784	105	(44)	2,001
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	379	(4,045)	284	(11)	(3,393)
Net current-period other comprehensive income (loss)	(465)	(1,261)	389	(55)	(1,392)
Ending balance	$631	$7,016	$(51,670)	$(55)	$(44,078)

Nine months ended September 30, 2013	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Total
	(in thousands)
Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income before reclassifications, net of tax	409	6,311	—	6,720
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	272	(4,001)	3,347	(382)
Net current-period other comprehensive income	681	2,310	3,347	6,338
Ending balance	$681	$2,310	$(110,707)	$(107,716)

5. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except for per share data)
Numerator:
Net Income	$35,575	$40,604	$57,827	$34,775
Denominator:
Weighted average common stock shares outstanding - Basic	53,878	52,303	53,359	51,994
Assumed exercise of stock options and awards	848	1,209	1,061	1,166
Assumed conversion of convertible note premium	4,965	—	4,498	—
Assumed conversion of warrants	3,359	—	2,767	—
Weighted average common stock shares outstanding - Diluted	63,050	53,512	61,685	53,160
Net Income per common share
Basic	$0.66	$0.78	$1.08	$0.67
Diluted	$0.56	$0.76	$0.94	$0.65

The table below summarizes those common stock equivalents that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted earnings per share because the instruments were antidilutive.

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	—	—	—	522
Deferred stock	—	—	—	58
Restricted stock	7	1,031	2	1,494
Convertible note premium	—	10,943	—	10,943
Warrants	—	10,943	—	10,943

In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. The Company’s 5% Convertible Notes due in 2016 (the "Convertible Notes") with a current principal amount of $86.25 million can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  The 10.9 million shares into which the Convertible Notes could be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of the Convertible Notes with cash. During the three and nine months ended September 30, 2014 the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share, therefore shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for EPS purposes) are included in the Company's computation of diluted earnings per share.

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

During the three and nine months ended September 30, 2014 the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share, therefore the assumed conversion of the warrants are included in the Company's computation of diluted earnings per share.

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$155,967	$152,967	$3,000	$—
Restricted cash	6,566	6,566	—	—
Short-term investments	253,300	—	253,300	—
Fuel derivative contracts:	0
Crude oil call options	50	—	50	—
Crude oil put options	4	—	4	—
Heating oil put options	845	—	845	—
Foreign currency derivatives	11,851	—	11,851	—
Interest rate derivative	452	—	452	—
Total assets measured at fair value	$429,035	$159,533	$269,502	$—
Fuel derivative contracts:
Crude oil call options	$50	$—	$50	$—
Crude oil put options	4	—	4	—
Heating oil swaps	19,515	—	19,515	—
Foreign currency derivatives	118	—	118	—
Negative arbitrage derivative	500	—	—	500
Total liabilities measured at fair value	$20,187	$—	$19,687	$500

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$269,384	$269,384	$—	$—
Restricted cash	21,000	21,000	—	—
Fuel derivative contracts:	0
Crude oil call options	7,121	—	7,121	—
Crude oil put options	186	—	186	—
Heating oil put options	417	—	417	—
Heating oil swaps	5,863	—	5,863	—
Foreign currency derivatives	12,494	—	12,494	—
Interest rate derivative	1,121	—	1,121	—
Total assets measured at fair value	$317,586	$290,384	$27,202	$—
Fuel derivative contracts:
Crude oil call options	$7,121	$—	$7,121	$—
Crude oil put options	186	—	186	—
Heating oil swaps	187	—	187	—
Foreign currency derivatives	1,188	—	1,188	—
Negative arbitrage derivative	12,865	—	—	12,865
Total liabilities measured at fair value	$21,547	$—	$8,682	$12,865

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

The table below presents disclosures about the activity for the Company’s “Level 3” financial liability during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$3,668	$12,865	$12,865	$—
Issuance of enhanced equipment trust certificates	—	—	—	12,865
Reduction of balance in connection with interest payment	(3,168)	—	(12,365)	—
Ending balance	$500	$12,865	$500	$12,865

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
September 30, 2014					December 31, 2013
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)					(in thousands)
$952,467	$1,030,224	$—	$142,071	$888,153	$695,804	$738,563	$—	$104,656	$633,907

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2014, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2014	2013	2014	2013
	(in thousands)
Losses realized at settlement	$(4,632)	$(3,790)	$(6,530)	$(11,226)
Reversal of prior period unrealized amounts	56	4,278	(1,816)	5,472
Unrealized gains (losses) that will settle in future periods	(23,316)	2,048	(20,160)	(5,177)
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$(27,892)	$2,536	$(28,506)	$(10,931)

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

The Company believes that its interest rate derivative contract will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified $0.2 million and $0.6 million in net losses from AOCI to interest expense during the three and nine months ended September 30, 2014, respectively. The Company expects to reclassify a net loss of approximately $0.7 million into earnings over the next 12 months from AOCI based on the values at September 30, 2014.

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified $1.3 million and $6.5 million in gains from AOCI to passenger revenue during the three and nine months ended September 30, 2014, respectively. The Company expects to reclassify a net gain of approximately $8.1 million into earnings over the next 12 months from AOCI based on the values at September 30, 2014.

Negative Arbitrage Derivative

In 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of EETCs. See Note 10 for further information related to the EETCs. In accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds. The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate. This variability requires the Company’s obligation to the trusts to be recognized as a derivative in the Company’s unaudited consolidated financial statements.  During the three and nine months ended September 30, 2014, approximately $3.2 million and $12.4 million of the derivative was reduced in connection with the interest payments made to the trusts, respectively.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$59,000 U.S. dollars	April 2023	$73	$—	$73
	Long-term prepayments and other (1)			379	—	379
Foreign currency derivatives	Prepaid expenses and other	7,218,469 Japanese Yen 52,209 Australian Dollars	September 2015	7,448	(14)	7,434
	Long-term prepayments and other	3,384,130 Japanese Yen 9,707 Australian Dollars	August 2016	2,514	—	2,514
Derivatives not designated as hedges						0
Foreign currency derivatives	Prepaid expenses and other	9,415,313 Japanese Yen 48,981 Australian Dollars	September 2015	1,529	(104)	1,425
	Long-term prepayments and other	3,910,000 Japanese Yen 9,700 Australian Dollars	August 2016	360	—	360
Fuel derivative contracts	Other accrued liabilities	93,211 gallons	September 2015	899	(19,569)	(18,670)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(500)	(500)

(1)	Represents the noncurrent portion of the $59.0 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$63,800 U.S. dollars	April 2023	$196	$—	$196
	Long-term prepayments and other (1)			925	—	925
Foreign currency derivatives	Prepaid expenses and other	10,500,321 Japanese Yen 10,895,370 Korean Won 62,659 Australian Dollars 4,821 New Zealand Dollars	December 2014	9,946	(450)	9,496
	Long-term prepayments and other	1,980,949 Japanese Yen 16,681 Australian Dollars	May 2015	1,673	—	1,673
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	6,180 Japanese Yen 58 Australian Dollars	December 2014	577	(229)	348
	Other accrued liabilities			298	(509)	(211)
Fuel derivative contracts	Prepaid expenses and other	84,714 gallons	December 2014	13,587	(7,494)	6,093
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(12,250)	(12,250)
	Other liabilities and deferred credits (2)			—	(615)	(615)

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

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013	2014	2013
	(in thousands)
Foreign currency derivatives	$(12,428)	$3,960	$(1,297)	$(3,005)	$—	$—
Interest rate derivatives	(283)	82	201	217	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013
	(in thousands)
Foreign currency derivatives	$(4,720)	$(10,204)	$(6,523)	$(6,395)	$—	$(61)
Interest rate derivatives	668	(929)	618	440	—	—

Risk and Collateral

The financial derivative instruments expose the Company to possible credit loss in the event the counterparties to the agreements fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) periodically monitors the market position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments as cash collateral would be provided by the counterparties based on the current market exposure of the derivative.

The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of September 30, 2014 was $18.7 million.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $7.0 million of collateral posted with one of its counterparties as of September 30, 2014, and no collateral posted with counterparties as of December 31, 2013.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of September 30, 2014, the expected maturities of long-term debt for the remainder of 2014 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2014	$99,810
2015	82,965
2016	81,267
2017	81,266
2018	87,212
Thereafter	526,618
$959,138

Revolving Credit Facilities

In September 2014, the Company terminated its secured revolving credit facility with Wells Fargo Capital Finance LLC, which provided for a secured revolving credit facility of up to $75 million.

Convertible Notes

During the three months ended September 30, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending December 31, 2014.  Therefore, the principal balance could be settled in as early as 2014 and is classified accordingly in the table above. As of September 30, 2014, the carrying value of $79.6 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

Debt Extinguishment

In October 2014, Hawaiian extinguished $54.2 million of existing debt under a secured financing agreement, which was originally scheduled to mature in October 2023.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2014	2013	2014	2013
	(in thousands)
Service cost	$3,162	$4,473	$9,066	$11,676
Interest cost	6,839	6,340	20,811	18,939
Expected return on plan assets	(4,842)	(4,065)	(14,532)	(12,196)
Recognized net actuarial loss	49	2,280	499	6,381
Net periodic benefit cost	$5,208	$9,028	$15,844	$24,800

The Company made contributions of $2.3 million and $8.9 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2014, respectively. The Company made contributions of $11.9 million and $18.6 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2013, respectively.

10. Commitments and Contingent Liabilities

Commitments

As of September 30, 2014, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	4	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engine	1	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

In July 2014, the Company signed a memorandum of understanding (MOU) with Airbus for the conversion of the existing order for six new A350XWB-800 aircraft for delivery between 2017 and 2020 into the purchase of six new Airbus A330neo aircraft for delivery between 2019 and 2021, with rights to purchase an additional six new Airbus A330neo aircraft. The changes in the dates of delivery and in the model of the aircraft being delivered are not included in the tables below as definitive agreements relating to these commitments have yet to be finalized.

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2018.

Committed capital and operating expenditures include escalation and variable amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of September 30, 2014 are detailed below:

	Capital	Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2014	$84,346	$15,550	$99,896	$75,000	$24,896
2015	253,246	60,535	313,781	—	313,781
2016	147,824	49,004	196,828	—	196,828
2017	493,824	47,853	541,677	—	541,677
2018	547,118	42,922	590,040	—	590,040
Thereafter	558,578	255,650	814,228	—	814,228
	$2,084,936	$471,514	$2,556,450	$75,000	$2,481,450

*See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Enhanced Equipment Trust Certificates (EETC)

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. The proceeds of the issuance of the Class A and Class B pass-through certificates were used to purchase equipment notes that were issued by Hawaiian to finance the purchase of six (6) new Airbus aircraft.  During the nine months ended September 30, 2014, the Company received $293.4 million in proceeds from the issuance of the equipment notes, which it used to fund a portion of the purchase price of four Airbus aircraft. The remaining proceeds were used to purchase equipment notes that were issued by Hawaiian to finance the purchase of an Airbus aircraft delivered in October 2014. The equipment notes are secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes are fully and unconditionally guaranteed by the Company. The Company issued the equipment notes to the trusts as aircraft were delivered to Hawaiian. Hawaiian recorded the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. In connection with the consummation of the EETC financing transaction, Hawaiian was required to deposit $16.0 million into a collateral account, of which $14.4 million was released during the nine months ended September 30, 2014. The funds held in this account are under the control of a third party. Accordingly, these funds are classified as restricted cash in the Company’s unaudited Consolidated Balance Sheets.

The Company evaluated whether the pass-through trusts formed are variable interest entities (“VIEs”) required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian invested in or obtained a financial interest in the pass-through trusts. Rather, Hawaiian has an obligation to make interest and principal payments on its equipment notes held by the pass-through trusts, which are fully and unconditionally guaranteed by the Company. Neither the Company nor Hawaiian intends to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at September 30, 2014 and December 31, 2013.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on the Company.

11. Supplemental Cash flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$—	$11,840

12. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 12 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 10, the Company (which is also referred to in this Note 12 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft, and will fully and unconditionally guarantee those obligations in connection with the future issuance of equipment notes by Hawaiian.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$638,414	$1,145	$(97)	$639,462
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	182,219	—	—	182,219
Wages and benefits	—	114,469	—	—	114,469
Aircraft rent	—	26,724	—	—	26,724
Maintenance materials and repairs	—	51,029	264	—	51,293
Aircraft and passenger servicing	—	31,848	—	—	31,848
Commissions and other selling	—	32,024	11	(20)	32,015
Depreciation and amortization	—	23,654	730	—	24,384
Other rentals and landing fees	5	23,632	—	—	23,637
Other	1,246	45,291	244	(77)	46,704
Total	1,251	530,890	1,249	(97)	533,293
Operating Income (Loss)	(1,251)	107,524	(104)	—	106,169
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	37,900	—	—	(37,900)	—
Interest expense and amortization of debt discounts and issuance costs	(2,260)	(14,844)	—	—	(17,104)
Interest income	47	424	—	—	471
Capitalized interest	—	1,834	—	—	1,834
Losses on fuel derivatives	—	(27,892)	—	—	(27,892)
Other, net	—	(5,114)	—	—	(5,114)
Total	35,687	(45,592)	—	(37,900)	(47,805)
Income (Loss) Before Income Taxes	34,436	61,932	(104)	(37,900)	58,364
Income tax expense (benefit)	(1,139)	23,928	—	—	22,789
Net Income (Loss)	$35,575	$38,004	$(104)	$(37,900)	$35,575
Comprehensive Income (Loss)	$42,610	$45,039	$(104)	$(44,935)	$42,610

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$599,361	$(3)	$(60)	$599,298
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	181,334	—	—	181,334
Wages and benefits	—	112,150	—	—	112,150
Aircraft rent	—	27,575	—	—	27,575
Maintenance materials and repairs	—	51,705	—	—	51,705
Aircraft and passenger servicing	—	31,080	—	—	31,080
Commissions and other selling	—	32,302	—	(14)	32,288
Depreciation and amortization	—	22,092	—	—	22,092
Other rentals and landing fees	—	21,996	—	—	21,996
Other	1,072	43,530	88	(46)	44,644
Total	1,072	523,764	88	(60)	524,864
Operating Income (Loss)	(1,072)	75,597	(91)	—	74,434
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	42,686	—	—	(42,686)	—
Interest expense and amortization of debt discounts and issuance costs	(2,207)	(11,272)	—	—	(13,479)
Interest income	27	146	—	—	173
Capitalized interest	—	3,005	—	—	3,005
Gains on fuel derivatives	—	2,536	—	—	2,536
Other, net	—	749	—	—	749
Total	40,506	(4,836)	—	(42,686)	(7,016)
Income (Loss) Before Income Taxes	39,434	70,761	(91)	(42,686)	67,418
Income tax expense (benefit)	(1,170)	27,984	—	—	26,814
Net Income (Loss)	$40,604	$42,777	$(91)	$(42,686)	$40,604
Comprehensive Income (Loss)	$37,520	$39,693	$(91)	$(39,602)	$37,520

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,737,520	$2,801	$(281)	$1,740,040
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	527,497	—	—	527,497
Wages and benefits	—	334,441	—	—	334,441
Aircraft rent	—	79,098	—	—	79,098
Maintenance materials and repairs	—	167,499	503	—	168,002
Aircraft and passenger servicing	—	92,929	—	—	92,929
Commissions and other selling	—	94,149	43	(69)	94,123
Depreciation and amortization	—	69,496	1,464	—	70,960
Other rentals and landing fees	5	65,850	—	—	65,855
Other	4,015	134,729	803	(212)	139,335
Total	4,020	1,565,688	2,813	(281)	1,572,240
Operating Income (Loss)	(4,020)	171,832	(12)	—	167,800
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	64,787	—	—	(64,787)	—
Interest expense and amortization of debt discounts and issuance costs	(6,650)	(41,461)	—	—	(48,111)
Interest income	126	962	—	—	1,088
Capitalized interest	—	6,584	—	—	6,584
Losses on fuel derivatives	—	(28,506)	—	—	(28,506)
Other, net	—	(3,804)	—	—	(3,804)
Total	58,263	(66,225)	—	(64,787)	(72,749)
Income (Loss) Before Income Taxes	54,243	105,607	(12)	(64,787)	95,051
Income tax expense (benefit)	(3,584)	40,808	—	—	37,224
Net Income (Loss)	$57,827	$64,799	$(12)	$(64,787)	$57,827
Comprehensive Income (Loss)	$56,435	$63,407	$(12)	$(63,395)	$56,435

Condensed Consolidating Statements of Operations and Comprehensive Income
Nine months ended September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,623,602	$634	$(256)	$1,623,980
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	525,046	—	—	525,046
Wages and benefits	—	318,269	—	—	318,269
Aircraft rent	—	81,879	—	—	81,879
Maintenance materials and repairs	—	160,000	—	—	160,000
Aircraft and passenger servicing	—	89,367	—	—	89,367
Commissions and other selling	—	98,333	—	(48)	98,285
Depreciation and amortization	—	60,993	—	—	60,993
Other rentals and landing fees	—	60,773	—	—	60,773
Other	6,557	122,837	283	(208)	129,469
Total	6,557	1,517,497	283	(256)	1,524,081
Operating Income (Loss)	(6,557)	106,105	351	—	99,899
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	43,310	—	—	(43,310)	—
Interest expense and amortization of debt discounts and issuance costs	(6,475)	(30,544)	—	—	(37,019)
Interest income	91	335	—	—	426
Capitalized interest	—	9,336	—	—	9,336
Losses on fuel derivatives	—	(10,931)	—	—	(10,931)
Other, net	—	(3,457)	—	—	(3,457)
Total	36,926	(35,261)	—	(43,310)	(41,645)
Income Before Income Taxes	30,369	70,844	351	(43,310)	58,254
Income tax expense (benefit)	(4,406)	27,885	—	—	23,479
Net Income (Loss)	$34,775	$42,959	$351	$(43,310)	$34,775
Comprehensive Income	$41,113	$49,297	$351	$(49,648)	$41,113

Condensed Consolidating Balance Sheets
September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,982	$275,773	$3,500	$—	$328,255
Restricted cash	—	6,566	—	—	6,566
Short-term investments	—	253,300	—	—	253,300
Accounts receivable, net	236	82,743	51	(128)	82,902
Spare parts and supplies, net	—	19,359	928	—	20,287
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	3	47,557	117	—	47,677
Total	49,221	702,623	4,596	(128)	756,312
Property and equipment at cost	—	1,941,036	34,669	—	1,975,705
Less accumulated depreciation and amortization	—	(343,263)	(1,464)	—	(344,727)
Property and equipment, net	—	1,597,773	33,205	—	1,630,978
Long-term prepayments and other	777	98,546	—	—	99,323
Deferred tax assets, net	18,462	—	—	(18,462)	—
Goodwill and other intangible assets, net	—	128,623	—	—	128,623
Intercompany receivable	58,518	—	—	(58,518)	—
Investment in consolidated subsidiaries	414,702	—	—	(414,702)	—
TOTAL ASSETS	$541,680	$2,527,565	$37,801	$(491,810)	$2,615,236
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$77,565	$317	$(128)	$78,350
Air traffic liability	—	485,624	1,901	—	487,525
Other accrued liabilities	420	114,152	145	—	114,717
Current maturities of long-term debt, less discount, and capital lease obligations	79,579	91,475	—	—	171,054
Total	80,595	768,816	2,363	(128)	851,646
Long-term debt and capital lease obligations	—	885,486	—	—	885,486
Intercompany payable	—	58,518	—	(58,518)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	268,703	—	—	268,703
Other liabilities and deferred credits	326	69,053	750	—	70,129
Deferred tax liabilities, net	—	96,975	—	(18,462)	78,513
Total	326	434,731	750	(18,462)	417,345
Shareholders’ equity	460,759	380,014	34,688	(414,702)	460,759
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$541,680	$2,527,565	$37,801	$(491,810)	$2,615,236

Condensed Consolidating Balance Sheets
December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$84,797	$333,663	$4,924	$—	$423,384
Restricted cash	—	19,434	—	—	19,434
Accounts receivable, net	1,192	73,241	31	(219)	74,245
Spare parts and supplies, net	—	19,767	—	—	19,767
Deferred tax assets, net	—	17,325	—	—	17,325
Prepaid expenses and other	—	51,613	39	—	51,652
Total	85,989	515,043	4,994	(219)	605,807
Property and equipment at cost	—	1,629,517	31,917	—	1,661,434
Less accumulated depreciation and amortization	—	(327,102)	—	—	(327,102)
Property and equipment, net	—	1,302,415	31,917	—	1,334,332
Long-term prepayments and other	1,171	90,782	—	—	91,953
Restricted cash	—	1,566	—	—	1,566
Deferred tax assets, net	14,767	—	—	(14,767)	—
Goodwill and other intangible assets, net	—	130,603	—	—	130,603
Intercompany receivable	25,286	—	—	(25,286)	—
Investment in consolidated subsidiaries	348,040	—	—	(348,040)	—
TOTAL ASSETS	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532	$88,990	$484	$(219)	$89,787
Air traffic liability	—	407,359	1,727	—	409,086
Other accrued liabilities	1,307	96,264	—	—	97,571
Current maturities of long-term debt and capital lease obligations	—	62,187	—	—	62,187
Total	1,839	654,800	2,211	(219)	658,631
Long-term debt, less discount, and capital lease obligations	76,550	667,736	—	—	744,286
Intercompany payable	—	25,286	—	(25,286)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	264,106	—	—	264,106
Other liabilities and deferred credits	—	59,424	—	—	59,424
Deferred tax liabilities, net	—	55,717	—	(14,767)	40,950
Total	—	379,247	—	(14,767)	364,480
Shareholders’ equity	396,864	313,340	34,700	(348,040)	396,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$475,253	$2,040,409	$36,911	$(388,312)	$2,164,261

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(6,859)	$257,694	$1,328	$—	$252,163
Cash Flows From Investing Activities:
Net payments to subsidiaries	(34,443)	—	—	34,443	—
Additions to property and equipment, including pre-delivery deposits	—	(358,538)	(2,752)	—	(361,290)
Net proceeds from disposition of property and equipment	—	978	—	—	978
Purchases of investments	—	(346,010)	—	—	(346,010)
Sales of investments	—	92,103	—	—	92,103
Net cash used in investing activities	(34,443)	(611,467)	(2,752)	34,443	(614,219)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	5,487	—	—	—	5,487
Long-term borrowings	—	293,430	—	—	293,430
Repayments of long-term debt and capital lease obligations	—	(46,392)	—	—	(46,392)
Debt issuance costs	—	(32)	—	—	(32)
Net payments from parent company	—	34,443	—	(34,443)	—
Change in restricted cash	—	14,434	—	—	14,434
Net cash provided by financing activities	5,487	295,883	—	(34,443)	266,927
Net decrease in cash and cash equivalents	(35,815)	(57,890)	(1,424)	—	(95,129)
Cash and cash equivalents - Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents - End of Period	$48,982	$275,773	$3,500	$—	$328,255

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(7,244)	$215,589	$(870)	$—	$207,475
Cash Flows From Investing Activities:
Net payments from subsidiaries	5,553	—	—	(5,553)	—
Additions to property and equipment, including pre-delivery deposits	—	(220,272)	(12,445)	—	(232,717)
Net cash provided by (used in) investing activities	5,553	(220,272)	(12,445)	(5,553)	(232,717)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,376	—	—	—	2,376
Long-term borrowings	—	132,000	—	—	132,000
Repayments of long-term debt and capital lease obligations	—	(45,200)	—	—	(45,200)
Debt issuance costs	—	(12,416)	—	—	(12,416)
Net payments to parent company	—	(5,553)	—	5,553	—
Change in restricted cash	—	(16,000)	—	—	(16,000)
Net cash provided by financing activities	2,376	52,831	—	5,553	60,760
Net increase (decrease) in cash and cash equivalents	685	48,148	(13,315)	—	35,518
Cash and cash equivalents - Beginning of Period	83,626	303,967	18,287	—	405,880
Cash and cash equivalents - End of Period	$84,311	$352,115	$4,972	$—	$441,398

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Notes described in Note 7 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items or financial performance; statements regarding areas of strategic focus, statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our total capacity and yields on routes; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the increase in frequency on existing routes; statements related to expected maturation of existing networks; statements regarding the use of proceeds of the EETC financing; statements related to the expected timing of entering into a revolving credit facility agreement; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the International routes), collectively referred to as our Scheduled Operations. In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the eleventh largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of June 2014, the latest available data.

As of September 30, 2014, Hawaiian had 5,331 active employees.

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

THIRD QUARTER REVIEW

Financial Highlights

•	GAAP net income in the third quarter of $35.6 million or $0.56 per diluted share.

•	Adjusted net income, reflecting economic fuel expense, in the third quarter of $49.5 million or $0.79 per diluted share compared to $36.8 million in the prior year period of $0.69 per diluted share.

•	Operating revenue per available seat mile (RASM) increase of 4.6% and passenger revenue per available seat mile (PRASM) increase of 2.2% from the prior year period.

•	Unrestricted cash and cash equivalents and short-term investments of $582 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve through the fourth quarter as result of continued strength in our revenue generation on our North America and Neighbor Island routes, the positive effects of network changes implemented earlier this year, the maturation of our new routes, and favorable fuel prices. We expect available seat miles during the quarter ending December 31, 2014 to increase by 1% to 3% from the same prior year period, while operating revenue per available seat mile is expected to increase by 4.5% to 7.5% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the quarter ending December 31, 2014 to increase by 5.5% to 8.5% from the same prior year period.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2013 and 2014, and expected fleet as of September 30, 2015 (based on existing agreements):

	September 30, 2013			September 30, 2014			September 30, 2015
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200 (1)	7	6	13	7	11	18	7	14	21
767-300 (2)	7	7	14	6	5	11	6	4	10
717-200	3	15	18	3	15	18	3	15	18
ATR42 (4)	—	3	3	—	3	3	—	3	3
Total	17	31	48	16	34	50	16	36	52

(1)
The increase in the number of owned Airbus A330-200 aircraft from September 30, 2014 to 2015 is due to the planned delivery of three aircraft, one of which has been financed in part through proceeds from our EETC financing transaction. See Note 10 for further discussion regarding the EETC financing.

(2)	The decrease in the number of owned Boeing 767-300 aircraft from 2014 to 2015 is due to the planned retirement of an aircraft at the end of its estimated useful life.

(3)	Leased aircraft include both aircraft under capital and operating leases.

(4)	The ATR42 aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

Results of Operations

For the three months ended September 30, 2014, we generated net income of $35.6 million, or $0.56 per diluted share, compared to net income of $40.6 million, or $0.76 per diluted share, for the same period in 2013. For the nine months ended September 30, 2014, we generated net income of $57.8 million, or $0.94 per diluted share, compared to net income of $34.8 million, or $0.65 per diluted share, for the same period in 2013.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	(in thousands, except as otherwise indicated)
Scheduled Operations (c) :
Revenue passengers flown	2,707		2,644		7,638		7,523
Revenue passenger miles (RPM)	3,780,301		3,668,535		10,402,081		10,279,673
Available seat miles (ASM)	4,499,108		4,406,504		12,795,342		12,578,342
Passenger revenue per RPM (Yield)	15.00	¢	14.81	¢	14.82	¢	14.25	¢
Passenger load factor (RPM/ASM)	84.0%		83.3%		81.3%		81.7%
Passenger revenue per ASM (PRASM)	12.60	¢	12.33	¢	12.05	¢	11.64	¢
Total Operations (c) :
Revenue passengers flown	2,709		2,647		7,641		7,528
RPM	3,783,584		3,675,222		10,410,466		10,294,818
ASM	4,502,856		4,415,096		12,804,599		12,596,765
Operating revenue per ASM (RASM)	14.20	¢	13.57	¢	13.59	¢	12.89	¢
Operating cost per ASM (CASM)	11.84	¢	11.89	¢	12.28	¢	12.10	¢
CASM excluding aircraft fuel (b)	7.80	¢	7.78	¢	8.16	¢	7.93	¢
Aircraft fuel expense per ASM (a)	4.04	¢	4.11	¢	4.12	¢	4.17	¢
Revenue block hours operated	43,688		42,205		124,012		121,777
Gallons of jet fuel consumed	60,232		59,265		172,333		169,824
Average cost per gallon of jet fuel (actual) (a)	$3.03		$3.06		$3.06		$3.09

(a)	Includes applicable taxes and fees.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)	Includes the operations of our contract carrier under a capacity purchase agreement.

Operating Revenue

Operating revenue increased $40.2 million, or 6.7%, and $116.1 million, or 7.1%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, driven primarily by an increase in passenger revenue.

Passenger Revenue

For the three and nine months ended September 30, 2014, passenger revenue increased $23.7 million, or 4.4%, and $77.1 million, or 5.3%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended September 30, 2014 as compared				Nine months ended September 30, 2014 as compared
	to three months ended September 30, 2013				to nine months ended September 30, 2013
	Change in				Change in
	scheduled				scheduled
	passenger	Change in	Change in	Change in	passenger	Change in	Change in	Change in
	revenue	Yield	RPM	ASM	revenue	Yield	RPM	ASM
	(in millions)				(in millions)
North America	$34.3	1.2%	12.0%	15.7%	$88.1	7.3%	5.4%	8.9%
Neighbor Island	3.8	2.8	0.2	4.9	24.6	6.5	0.6	2.4
International	(14.4)	3.4	(12.0)	(18.3)	(35.7)	(2.1)	(6.1)	(8.5)
Total scheduled	$23.7	1.3%	3.0%	2.1%	$77.0	4.0%	1.2%	1.7%

North America

For the three months ended September 30, 2014, North America revenue increased by $34.3 million as compared to the prior period primarily due to increased traffic on our North America routes commensurate with the increase in our capacity during the current period.

For the nine months ended September 30, 2014, North America revenue increased by $88.1 million as compared to the prior year period primarily due to an increase in yield and capacity on these routes. The increases in capacity on our North America routes were absorbed by strong demand.

Neighbor Island

For the three and nine months ended September 30, 2014, Neighbor Island revenue increased by $3.8 million and $24.6 million, respectively, as compared to the prior year periods, due to higher average fares and the launching of our turboprop operations in March 2014.

International

For the three and nine months ended September 30, 2014, International revenue decreased by $14.4 million and $35.7 million, respectively, as compared to the prior year periods. The decreases were primarily due to a decrease in our international capacity during the three and nine months ended September 30, 2014, the result of changes to our network.

Other Operating Revenue

Other operating revenue increased by $16.5 million, or 29.5%, and $39.0 million, or 24.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. Our co-branded credit card agreement increased other operating revenue by $7.3 million and $17.0 million for the three and nine months ended September 30, 2014, respectively. Also, an increase in the volume of cargo transported increased other operating revenue by $3.4 million and $9.9 million during the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increase in volume was the result of additional cargo capacity and improved revenue generation on our existing routes.

Operating Expense

Operating expenses were $533.3 million and $1,572.2 million for the three and nine months ended September 30, 2014, respectively, and $524.9 million and $1,524.1 million for the three and nine months ended September 30, 2013, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2014 as compared to the prior year periods are detailed below:

	Increase / (decrease) in operating		Increase / (decrease) in operating
	expenses for the three months ended		expenses for the nine months ended
	September 30, 2014 compared to the three		September 30, 2014 compared to the nine
	months ended September 30, 2013		months ended September 30, 2013
	$	%	$	%
	(in thousands)		(in thousands)
Operating expenses
Aircraft fuel, including taxes and delivery	$885	0.5%	$2,451	0.5%
Wages and benefits	2,319	2.1	16,172	5.1
Aircraft rent	(851)	(3.1)	(2,781)	(3.4)
Maintenance materials and repairs	(412)	(0.8)	8,002	5.0
Aircraft and passenger servicing	768	2.5	3,562	4.0
Commissions and other selling	(273)	(0.8)	(4,162)	(4.2)
Depreciation and amortization	2,292	10.4	9,967	16.3
Other rentals and landing fees	1,641	7.5	5,082	8.4
Other	2,060	4.6	9,866	7.6
Total	$8,429	1.6%	$48,159	3.2%

Aircraft Fuel

Aircraft fuel expense during the three and nine months ended September 30, 2014 and 2013 did not change significantly from the prior year periods, due to the offsetting effects of the increase in consumption and decrease in the average fuel price per gallon as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$182,219	$181,334	0.5%	$527,497	$525,046	0.5%
Fuel gallons consumed	60,232	59,265	1.6%	172,333	169,824	1.5%
Average fuel price per gallon, including taxes and delivery	$3.03	$3.06	(1.0)%	$3.06	$3.09	(1.0)%

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

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$182,219	$181,334	0.5%	$527,497	$525,046	0.5%
Realized losses on settlement of fuel derivative contracts	4,632	3,790	22.2%	6,530	11,226	(41.8)%
Economic fuel expense	$186,851	$185,124	0.9%	$534,027	$536,272	(0.4)%
Fuel gallons consumed	60,232	59,265	1.6%	172,333	169,824	1.5%
Economic fuel costs per gallon	$3.10	$3.12	(0.6)%	$3.10	$3.16	(1.9)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our jet fuel costs and related hedging program.

Wages and Benefits

Wages and benefits expense increased by $2.3 million, or 2.1%, and $16.2 million, or 5.1%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, primarily due to a 2% increase in the number of employees from September 30, 2013, as we continued to expand our operations with additional aircraft.

Maintenance materials and repairs

Maintenance materials and repairs expense decreased by $0.4 million, or 0.8%, and increased by $8.0 million, or 5.0%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods. The increase for the nine months ended September 30, 2014 was primarily due to the increase in the number and utilization of Airbus A330-200 aircraft in our fleet and was partially offset by a decrease in the number and utilization of Boeing 767-300 aircraft in our fleet.

Depreciation and amortization

Depreciation and amortization expense increased by $2.3 million, or 10.4%, and $10.0 million, or 16.3% for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, primarily due to the increase in the number of owned aircraft.

Other rentals and landing fees

Other rentals and landing fees expense increased by $1.6 million, or 7.5%, and $5.1 million, or 8.4% for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, due to increased rates and landing frequencies.

Other expense

Other expense increased by $2.1 million, or 4.6%, and $9.9 million, or 7.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the prior year periods, primarily due to costs incurred in connection with our turboprop operations that began in March 2014.

Nonoperating Expense

Net nonoperating expense increased by $40.8 million, or 581.4%, for the three months ended September 30, 2014, as compared to the prior year period. The increase is primarily due to our fuel hedge portfolio generating $27.9 million in losses in the current period compared to $2.5 million in gains in the prior year period.

Net nonoperating expense increased by $31.1 million, or 74.7%, for the nine months ended September 30, 2014, as compared to the prior year period. The increase is due to our fuel hedge portfolio generating $28.5 million in losses in the current period compared to $10.9 million in losses in the prior year period. The interest expense incurred in connection with the equipment notes under the EETC financing also contributed to the increase in nonoperating expense for the period.

Income Taxes

We had effective tax rates of 39.0% and 39.8% for the three months ended September 30, 2014 and 2013, respectively, and 39.2% and 40.3% for the nine months ended September 30, 2014 and 2013, respectively. We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of September 30, 2014, we had $328.3 million in cash and cash equivalents and $253.3 million in short-term investments, an increase of $158.2 million from December 31, 2013. Our restricted cash balance of $6.6 million and $19.4 million as of September 30, 2014 and December 31, 2013, respectively, consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC financing.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At September 30, 2014, Hawaiian had approximately $1,056.5 million of debt and capital lease obligations, including approximately $171.1 million classified as a current liability in the unaudited Consolidated Balance Sheets. During the three and nine months ended September 30, 2014 a condition for conversion of the Convertible Notes was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending December 31, 2014. Therefore, the principal balance could be settled in as early as 2014. As of September 30, 2014, the carrying value of $79.6 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

In September 2014, we terminated our secured revolving credit facility with Wells Fargo Capital Finance LLC, which provided for a secured revolving credit facility of $75 million. As of September 30, 2014, we did not have a revolving credit facility in place for our working capital needs. As of September 30, 2014 we had $581.6 million in unrestricted cash, cash equivalents and short-term investments, which is an increase of $158.2 million from December 31, 2013, and for the nine months ended September 30, 2014, we generated $252.2 million in cash flows from our operating activities. We are in negotiations with a financial institution to finalize the terms on a revolving credit facility agreement that is expected to be executed in 2014.

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

Cash Flows

Net cash provided by operating activities was $252.2 million and $207.5 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash provided by operating activities was due to our improved financial performance and increased air traffic liability balance from the prior year period. For the nine months ended September 30, 2014, we recorded net income of $57.8 million compared to net income of $34.8 million for the prior year period. The increase was also due to a larger increase in our air traffic liability as of September 30, 2014 compared to September 30, 2013.

Net cash used in investing activities was $614.2 million and $232.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to purchases of investments of $346.0 million and the acquisition of five Airbus A330-200 aircraft.

Net cash provided by financing activities was $266.9 million and $60.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to the issuance of equipment notes to finance the acquisition of four Airbus A330-200 aircraft.

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. During the nine months ended September 30, 2014, $293.4 million of the proceeds from the EETC financing was used to finance a portion of the purchase price of four new Airbus aircraft. The remaining proceeds of the issuance of the Class A and Class B pass-through certificates were used to purchase equipment notes that were issued by Hawaiian to finance the purchase of an Airbus aircraft delivered in October 2014. Hawaiian issued the equipment notes to the trusts as aircraft were delivered to Hawaiian. Hawaiian recorded the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

Capital Commitments

As of September 30, 2014, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	4	3	Between 2014 and 2015
A350XWB-800 aircraft	6	6	Between 2017 and 2020
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-200 spare engine	1	—	In 2014
A350XWB-800 spare engines	2	—	Between 2017 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $84 million for the remainder of 2014, $253 million in 2015, $148 million in 2016, $494 million in 2017, $547 million in 2018 and $559 million thereafter.

For the remainder of 2014, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment to total approximately $5 million to $15 million.

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

In order to complete the purchase of these aircraft and fund related costs, we must secure acceptable financing. We have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. We are also currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have an impact on our ability to fulfill our existing purchase commitments and a material adverse effect on our operations.

Covenants under our Financing Arrangements

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of September 30, 2014 and December 31, 2013.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.

Pension and Postemployment Benefit Plan Funding

We contributed $2.3 million and $8.9 million to our defined benefit and other postretirement plans during the three and nine months ended September 30, 2014, respectively. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2014 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2014	2015 - 2016	2017 - 2018	2019 and thereafter
	(in thousands)
Debt and capital lease obligations (1) (2)	$1,338,658	$111,205	$276,919	$262,748	$687,786
Operating leases—aircraft and related equipment (3)	615,368	25,569	186,633	160,631	242,535
Operating leases—non-aircraft	45,026	1,157	9,663	8,129	26,077
Purchase commitments - Capital (4)	2,084,936	84,346	401,070	1,040,942	558,578
Purchase commitments - Operating (5)	471,514	15,550	109,539	90,775	255,650
Projected employee benefit contributions (6)	21,893	—	14,129	7,764	—
Total contractual obligations	$4,577,395	$237,827	$997,953	$1,570,989	$1,770,626

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of September 30, 2014. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)
During the period ended September 30, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending December 31, 2014. Therefore, the principal balance could be settled in as early as 2014 and is classified accordingly in the above table. However, the 5% interest-only, semiannual payments are excluded from the table.

(3)	Amounts reflect leases for six Airbus A330-200 aircraft, six Boeing 767 aircraft, one Boeing 717 aircraft, three turbo-prop aircraft and aircraft-related equipment as of September 30, 2014.

(4)
Amounts include our firm commitments for aircraft and aircraft related equipment including aircraft orders consisting of three wide-body Airbus A330-200 aircraft,16 narrow-body Airbus A321neo aircraft, six Airbus A350XWB-800 aircraft, three Rolls Royce spare engines and two Pratt and Whitney spare engines. The amounts in the table above exclude the effects of the transactions contemplated by the MOU we have entered into with Airbus as of July 22, 2014 relating to the conversion of our existing order for the purchase of six Airbus A350XWB-800 aircraft into an order for the purchase of six Airbus A330neo aircraft, pending the finalization of definitive agreements relating thereto.

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

(6)
Amount includes our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2017.

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

Economic Fuel Expense

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated).

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported - GAAP	$35,575	$0.56	$40,604	$0.76	$57,827	$0.94	$34,775	$0.65
Add: unrealized losses (gains) on fuel derivatives	13,956	0.23	(3,796)	(0.07)	13,185	0.21	(177)	—
Reflecting economic fuel expense	$49,531	$0.79	$36,808	$0.69	$71,012	$1.15	$34,598	$0.65

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$533,293	$524,864	$1,572,240	$1,524,081
Less: aircraft fuel, including taxes and delivery	(182,219)	(181,334)	(527,497)	(525,046)
Adjusted operating expenses - excluding aircraft fuel	$351,074	$343,530	$1,044,743	$999,035
Available Seat Miles	4,502,856	4,415,096	12,804,599	12,596,765
CASM - GAAP	11.84 ¢	11.89 ¢	12.28 ¢	12.10 ¢
Less: aircraft fuel	(4.04)	(4.11)	(4.12)	(4.17)
CASM - excluding aircraft fuel	7.80 ¢	7.78 ¢	8.16 ¢	7.93 ¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 34.2% and 33.6% of our operating expense for the three and nine months ended September 30, 2014, respectively, and 34.5% of our operating expenses for the three and nine months ended September 30, 2013. Approximately 70% of our fuel is based on Singapore jet fuel prices, 29% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed for the remainder of 2014, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.6 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and nine months ended September 30, 2014, our fuel hedge program primarily consisted of heating oil puts and swaps. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of September 30, 2014, we hedged approximately 65% of our projected fuel requirements for the remainder of 2014 with heating oil puts and swaps. As of September 30, 2014, the fair value of these fuel derivative agreements reflected a net liability of $18.7 million that is recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits. Our variable-rate debt agreements are discussed in Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

At September 30, 2014, we had $90.2 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.15%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of September 30, 2014, a change in interest rates is unlikely to have a material impact on our results of operations.

At September 30, 2014, we had $963.6 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $18.8 million as of September 30, 2014.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2014 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $4.4 million and $3.4 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of September 30, 2014, the fair value of our foreign currency forwards reflected a net asset of $8.9 million and $2.9 million recorded in prepaid expenses and other and long-term prepayments and other, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our 2013 Annual Report and Part II, Item 1A, “Risk Factors,” of our Form 10-Q for the quarter ended June 30, 2014 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earning to fixed charges for the three and nine months ended September 30, 2014 and 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	October 23, 2014	By:	/s/ Scott E. Topping
Scott E. Topping
Executive Vice President, Chief Financial Officer and Treasurer