Form 10-K
period 2014-12-31
HAWAIIAN HOLDINGS INC
filed 2015-02-09
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 1-31443
HAWAIIAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0879698 (I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350, Honolulu, Hawai'i (Address of principal executive offices)	96819 (Zip code)
Registrant's telephone number, including area code: (808) 835-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	NASDAQ Stock Market, LLC (NASDAQ Global Select Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $659 million, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 23, 2015, 54,475,352 shares of Common Stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 20, 2015 will be incorporated by reference into Part III of this Form 10-K.

___________________________________________________________________________________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; statements related to the impact of our low-cost structure on funding our growth strategy and market opportunities; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding the implementation, effective date and costs of compliance with regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding the status of federal and state legislation; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our net operating loss carryforwards; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the our debt or lease obligations; statements regarding our intent to settle the principal amount of our convertible notes in cash; statements regarding our ability to comply with covenants under our financing arrangements; statements regarding our intention to obtain additional debt or lease financing for aircraft deliveries; statements related to capital expenditures impacting future debt levels and pre-delivery payments; statements regarding the expiration of aircraft leases; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft and associated costs for spare engines, replacement parts, maintenance, employee training and other implementation activities; statements projecting non-aircraft related capital expenditures; statements related to commissions and selling expenses; statements related to potential route expansion; statements related to aircraft and passenger servicing; statements related to service expansion and related operating expenses; statements related to the effects of any litigation on our operations or business; statements related to the amount of competition on our routes by other domestic and foreign carriers; statements related to fare modifications; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are also intended to identify such forward- looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.
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
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (11) than any other airline, and also provide approximately 166 daily flights between the Hawaiian Islands. In addition, we also operate various charter flights.
We are the longest serving airline as well as the largest airline headquartered in the State of Hawai'i, and the 11th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2014, the latest data available.
At December 31, 2014, our fleet consisted of 18 Boeing 717-200 aircraft for the Neighbor Island routes and 10 Boeing 767-300 aircraft and 19 Airbus A330-200 aircraft for the North America, International and charter routes. We also own three ATR42 turboprop aircraft for the "'Ohana by Hawaiian" Neighbor Island service which began in 2014.
Our goal is to be the number one destination carrier serving Hawai'i. We are a leisure airline devoted to the travel needs of the residents and visitors of Hawai'i and offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and seek to provide quality service to our customers that exemplifies the spirit of aloha.
Outlook
Our mission every year is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2015, we will focus on developing our existing markets, controlling our costs, preparing for the integration of new aircraft into our fleet, operating an innovative business to meet the needs of our new and existing customers, and maximizing shareholder value.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. At December 31, 2014, we operated 218 scheduled flights with:

•
Daily service on our North America routes between the State of Hawai'i and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; and Seattle, Washington; and scheduled service between the State of Hawai'i and New York City, New York.

•	Daily service on our Neighbor Island routes among the four major islands of the State of Hawai'i;

•
Daily service on our International routes between the State of Hawai'i and Sydney, Australia; and Tokyo and Osaka, Japan and scheduled service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Brisbane, Australia; Auckland, New Zealand; Sapporo and Sendai, Japan; Seoul, South Korea; and Beijing, China.

•	Other ad hoc charters.
Fuel
Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about our aircraft fuel consumption and cost.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2014	230,199	$678,253	$2.95	32.8%
2013	226,214	$698,802	$3.09	34.6%
2012	199,465	$631,741	$3.17	34.5%

As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices, but seek to manage market risk through the execution of a hedging strategy. To manage economic risks associated with fluctuations in aircraft fuel prices, we periodically enter into derivative financial instruments such as heating oil puts and swaps and crude oil call and put options and collars.
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
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 536,000 in 2014. The amount of free travel awards as a percentage of total revenue passengers was approximately 5.3% in 2014. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

•	increasing value to our customers by offering easier access to more travel destinations and better mileage accrual/redemption opportunities;

•	gaining access to more connecting traffic from other airlines; and

•	providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.

Our marketing alliances with other airlines as of December 31, 2014 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	Yes	Yes
All Nippon Airways (ANA)	Yes	Yes	Yes	Yes
American Airlines (American)	Yes	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines (Delta)	No	Yes	No	Yes
JetBlue	Yes	Yes	Yes	No
Korean Air	Yes	Yes	Yes	Yes
United Airlines (United)	No	Yes	No	Yes
US Airways	No	Yes	No	Yes
Virgin America	Yes	Yes	Yes	No
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes
Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.
Competition
The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

•	Price;

•	Flight frequency and schedule;

•	On-time performance and reliability;

•	Name recognition;

•	Marketing affiliations;

•	Frequent flyer benefits;

•	Customer service;

•	Aircraft type; and

•	In-flight services.
North America—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines, American, United and Delta. Various charter companies also provide non scheduled service to Hawai'i mostly under public charter arrangements.
Neighbor Island—Our Neighbor Island competitors consist of regional carriers, which include Island Air, Mokulele Airlines, Pacific Wings and a number of other "air taxi" companies.
International—Currently, we are the only provider of direct service between Honolulu and each of Brisbane, Australia, Sapporo and Sendai, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other International routes.

Employees
As of December 31, 2014, we had 5,380 active employees, and approximately 86% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	601	September 15, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,670	January 1, 2017
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	760	April 20, 2014
Clerical	IAM-C	1,534	January 1, 2014
Flight dispatch personnel	Transport Workers Union (TWU)	39	November 1, 2013
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
The TSA also has the authority to impose additional fees on the air carriers, if necessary, to cover additional federal aviation security costs. In 2002, the TSA imposed an Aviation Security Infrastructure Fee (ASIF) on all airlines in operation prior to 2000 to assist in the cost of providing aviation security. The ASIF was assessed based on airlines' actual security costs for the year ended December 31, 2000. However, in connection with the passage of the Bipartisan Budget Act of 2013, the ASIF was repealed effective October 1, 2014.
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
Business Segment Data
We operate in a single industry segment. All required financial segment information can be found in the consolidated financial statements.
Information about Geographic Revenue and Foreign Operations
Information concerning revenues by geographic area is set forth in Note 14 to the consolidated financial statements. Information on risks attendant to our foreign operations is set forth in Item 1A, Risk Factors.
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
Our business and results of operations are significantly impacted by general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to Hawai'i remains unpredictable. Deterioration in demand may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, resulting in a negative impact to our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

Our business is highly dependent on the price and availability of fuel.
Our results and operations are heavily impacted by the price and availability of jet fuel. Fuel costs represented the single largest of Hawaiian's operating expenses for the last several years (33% of total operating expenses in 2014). The cost and availability of jet fuel remain volatile and are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset increased fuel prices.
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
Our business is expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. Fluctuations in foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts. There is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.
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
As of December 31, 2014, we had $948 million in outstanding debt. Our substantial debt and related covenants could:

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

The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, issue preferred stock or pay dividends.
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
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks totaled $5.0 million as of December 31, 2014. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse effect on our financial condition.
Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.
We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. As of December 31, 2014, the unfunded pension and disability obligation related to these plans was $222 million. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as the number and demographic data of qualified retiring employees, asset returns, interest rates and changes in pension laws. These factors, along with the impact of results that can vary significantly from estimates, may significantly impact our funding requirements and have an adverse effect on our financial condition.
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
There is no assurance that we will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate our ability to use our NOL carryforwards. Potential future transactions involving the sale or issuance of our common stock, including the exercise of conversion options under the terms of our convertible notes, repurchase of such debt with our common stock, issuance of our common stock for cash and the acquisition or disposition of such stock by a stockholder owning 5% or more of our common stock, or a combination of such transactions, may increase the possibility that we will experience a future ownership change under Section 382.
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
The settlement of our convertible notes in cash and/or common stock could negatively impact our liquidity position and cause dilution to the interests of our existing stockholders.
As of December 31, 2014, we had $71 million aggregate principal amount of convertible notes outstanding. During the quarter ended December 31, 2014, a condition for conversion was satisfied, which permits holders of the convertible notes to surrender their notes for conversion during the quarter ending March 31, 2015. It is our intent to settle the principal amount of the convertible notes in cash upon conversion. However, we have the right to alternatively deliver shares of our common stock or a combination thereof to settle this obligation. Settlement of the outstanding convertible notes in cash may have an adverse impact on our liquidity, while the issuance of shares to settle this obligation could cause significant dilution to the interests of the existing stockholders.
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
During fiscal year 2014, approximately 73% of our passenger revenue was generated from air transportation between the Hawaiian Islands and the U.S. mainland, and amongst the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai'i, or to Hawai'i from the U.S. mainland, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During fiscal year 2014, approximately 49% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska, American, Delta and United that have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enable them to attract higher customer traffic levels as compared to us.
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
During fiscal year 2014, approximately 24% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on the Neighbor Island service, increased competition from regional carriers is possible. A decline in our share of the Neighbor Island market due to increased capacity provided by our competitors could have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During fiscal year 2014, approximately 27% of our revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
STRATEGY AND BRAND RISKS
Our failure to successfully implement our route and network maturation strategy could harm our business.
Our route maturation strategy includes initiatives to increase revenue, decrease costs, mature our network, and improve our distribution sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner, we may be unable to successfully develop and grow our existing markets, which may adversely affect our business and operations.
We continue to strive toward aggressive cost-containment goals which are an important part of our business strategy to offer the best value to passengers through competitive fares while maintaining acceptable profit margins and return on capital. We believe a lower cost structure will better position us to fund our strategy and take advantage of market opportunities. If we are unable to adequately contain our non-fuel unit costs, our financial results may suffer.
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
Our agreements to purchase Airbus A330-200, A321neo aircraft, and A330-800neo aircraft represent significant future financial commitments and operating costs.
As of December 31, 2014, we had the following firm order commitments and purchase rights for aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	3	3	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
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
Labor costs are a significant component of airline expenses and can substantially impact an airline's results of operations. A significant portion of our workforce is represented by labor unions. We may make strategic and operational decisions that require the consent of one or more of these labor unions, and these labor unions could demand additional wages, benefits or other consideration in return for their consent.
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
In addition, as we continue to expand our operations through the acquisition of new aircraft and introduction of service to new markets, it may be challenging to attract qualified personnel including pilots, mechanics and other skilled labor. As we compete with other carriers for qualified personnel we also face the challenge of attracting individuals who embrace our team-oriented, friendly and customer-driven corporate culture. Our inability to attract and retain qualified personnel who embrace our corporate culture could have a negative impact on our reputation and overall operations.
A higher than normal number of pilot retirements could adversely affect us.
We currently have a large number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect our operations.
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
The airline industry operates on low gross profit margins as a result of a high percentage of fixed costs. Due to these fixed costs, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition and results of operations:

•	decline in general economic conditions;

•	continued threat of terrorist attacks and conflicts overseas;

•	actual or threatened war and political instability;

•	adverse weather and natural disasters;

•	changes in consumer preferences, perceptions or spending patterns;

•	increased costs related to security and safety measures;

•	outbreak of contagious diseases; and

•	actual or potential disruptions in the air traffic control system.
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
Our financial results and operations may be negatively affected by the State of Hawai'i's airport modernization plan.
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
The construction work that is performed in connection with the State's modernization plan has temporarily narrowed the taxilanes used by our aircraft to depart and arrive at our assigned terminal. The temporary narrowing of the taxilanes has congested the aircraft traffic in these areas, which has resulted in the delay of the departure and arrival of our aircraft. Significant delays and potential displacement resulting from the State's modernization plan may have a negative impact on our operations and on-time performance.

Our operations may be disrupted if we are unable to obtain and maintain adequate facilities and infrastructure at airports within the State of Hawai'i.
We must be able to maintain and/or obtain adequate gates, office space, operations area and ticketing facilities at the airports within the State of Hawai'i to be able to operate our existing and proposed flight schedules. Failure to maintain such facilities and infrastructure may adversely impact our operations and financial performance.
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
Following the terrorist attacks on September 11, 2001, our insurance costs increased significantly and the availability of third-party war risk (terrorism) insurance decreased significantly. We have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA. An extension of such authority will require legislation by the U.S. Congress. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. If we are unable to obtain adequate third-party war risk (terrorism) insurance, our business could be materially and adversely affected.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2013, 2014 and expected 2015 (based on existing agreements):

	December 31, 2013			December 31, 2014			December 31, 2015			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased(4)	Owned	Total	Leased(4)	Owned	Total	Leased(4)	Owned	Total
A330-200(1)	7	7	14	7	12	19	10	12	22	294	2.2
767-300(2)	6	6	12	6	4	10	4	4	8	252 - 264	15.1
717-200	3	15	18	3	15	18	3	15	18	118 - 123	13.0
ATR42(3)	—	3	3	—	3	3	—	3	3	48	10.5
Total	16	31	47	16	34	50	17	34	51

(1)
During 2014, we took delivery and placed into revenue service five Airbus A330-200 aircraft for service on our North America and International routes. These aircraft were financed in part through proceeds from our EETC financing transaction. The increase in the number of leased aircraft in 2015 is due to the planned delivery of three aircraft to be financed through purchase assignment and lease transactions. See Note 8 for further discussion regarding the EETC financing transaction and Note 13 for further discussion regarding the purchase assignment and lease transactions.

(2)
During 2014, we retired two Boeing 767-300 aircraft at the end of their estimated useful life. The decrease in the number of owned Boeing 767-300 aircraft from 2014 to 2015 is due to the planned return of two aircraft at the end of their lease terms.

(3)	The ATR42 aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(4)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the consolidated financial statements for further discussion regarding our aircraft leases.
At December 31, 2014, we had firm aircraft orders as detailed below:

	A330-200 Aircraft	A321neo Aircraft(2)	A330-800neo Aircraft(3)
Delivery Year				Total
2015	3	—	—	3
2016	—	—	—	—
2017	—	3	—	3
2018	—	6	—	6
2019	—	6	2	8
2020	—	1	2	3
2021	—	—	2	2
	3	16	6	25

(1)
Firm orders include three Airbus A330-200 aircraft for which Hawaiian has secured financing through purchase assignment and lease transactions as discussed in Note 13 to the consolidated financial statements.

(2)
In 2013, Hawaiian executed a purchase agreement for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020. The A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on its North America routes.

(3)
In 2014, Hawaiian entered into an amendment (the "Purchase Agreement Amendment") to the Airbus A330/A350XWB Purchase Agreement to convert its order for six firm A350XWB-800 aircraft with an additional six purchase rights into an order for six firm A330-800neo aircraft with an additional six purchase rights. The Purchase Agreement Amendment provides for delivery, subject to certain flexibility rights, of six A330-800neo aircraft starting in 2019. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying on our North America and International routes.

Hawaiian has purchase rights for an additional three A330-200 aircraft, nine A321neo aircraft and six A330-800neo aircraft and can utilize these rights subject to production availability. Leases on three of the remaining six Boeing 767-300 leased aircraft will expire by the end of 2016. See Note 9 to the consolidated financial statements for additional information regarding our aircraft lease agreements.
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

The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2014:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Honolulu International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Kapalua Airport	Lahaina	Hawai'i
Kona International Airport	Kona	Hawai'i
Lana'i Airport	Lana'i	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Moloka'i Airport	Moloka'i	Hawai'i
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Faa'a International Airport	Papeete	Tahiti
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Auckland Airport	Auckland	New Zealand
Kansai International Airport	Osaka	Japan
Haneda International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Sendai Airport	Sendai	Japan
Incheon International Airport	Seoul	South Korea
Beijing Capital International Airport	Beijing	China
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

	High	Low
2014
Fourth Quarter	$26.06	$12.62
Third Quarter	15.84	12.97
Second Quarter	16.25	12.67
First Quarter	14.73	9.62
2013
Fourth Quarter	$9.63	$7.40
Third Quarter	7.72	6.16
Second Quarter	6.32	5.30
First Quarter	7.20	5.43
Holders
There were 1,041 stockholders of record of our common stock as of January 23, 2015, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
We paid no dividends in 2014 or 2013. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2014, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from January 1, 2010 to December 31, 2014. The comparison assumes $100 was invested on January 1, 2010 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.

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

Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$2,314,879	$2,155,865	$1,962,353	$1,650,459	$1,310,093
Operating expenses	2,069,747	2,022,118	1,832,955	1,630,176	1,218,815
Operating income	245,132	133,747	129,398	20,283	91,278
Net Income (Loss)(a)	68,926	51,854	52,237	(2,649)	110,255
Net Income (Loss) Per Common Stock Share:
Basic	$1.29	$1.00	$1.04	$(0.05)	$2.15
Diluted	1.10	0.98	1.01	(0.05)	2.10
Balance Sheet Items as of December 31:
Total assets	$2,602,528	$2,164,261	$1,865,824	$1,487,529	$1,117,499
Long-term debt, less discount, and capital lease obligations, excluding current maturities (b)	893,288	744,286	553,009	424,436	171,884

(a)
In 2010, as a result of our demonstrated ability to generate sufficient taxable income, combined with certain tax planning strategies, management concluded that it was more likely than not that we would realize our deferred tax assets. Therefore, net income was positively affected by the release of our remaining valuation allowance of $57.5 million.

(b)
In 2014, we received proceeds of $368.4 million in connection with the EETC financing for the purchase of five Airbus A330-200 aircraft. In 2013, we borrowed $132.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft, and received proceeds of $76.1 million in connection with the EETC financing for the purchase of one Airbus A330-200 aircraft. In 2012, we borrowed $133.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft and took delivery of three aircraft (two Boeing 717 aircraft and one Airbus A330-200 aircraft) under capital leases. In 2011, we issued $86.25 million principal amount of convertible notes due March 2016 and used the proceeds to pay off our outstanding secured revolving credit facility, borrowed $192.8 million through secured loan agreements to finance a portion of the purchase price of 15 Boeing 717-200 aircraft and borrowed $132.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft. See further discussion at Note 8 to the consolidated financial statements.

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
Year in Review
2014 Financial Highlights

•	Operating income grew to $245 million compared to $134 million in the prior-year period.

•	Pre-tax income grew to $113 million compared to $86 million in the prior-year period.

•	GAAP net income of $69 million or $1.10 per diluted share compared to $52 million or $0.98 per diluted share in the prior-year period.

•	Adjusted net income, reflecting economic fuel expense, of $97 million or $1.55 per diluted share compared to $47 million or $0.88 per share in the prior-year period.

•	Unrestricted cash and cash equivalents and short-term investments of $524 million compared to $423 million in the prior year period.
See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
Outlook
We expect our financial performance to improve in the first quarter of 2015 compared to the same quarter in 2014, primarily the result of lower fuel costs. We expect available seat miles during the first quarter of 2015 to increase by 3.5% to 5.5% from the same prior year period. However, with the continued strengthening of the U.S. dollar, decrease in fuel surcharges on our international routes, and increase in industry capacity on our North America routes, operating revenue per available seat mile is expected to decrease by 3.5% to 6.5% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the first quarter of 2015 to increase by 1.5% to 4.5% from the same prior year period.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2014		2013		2012
	(in thousands, except as otherwise indicated)
Scheduled Operations (c) :
Revenue passengers flown	10,191		9,929		9,476
Revenue passenger miles (RPM)	13,910,804		13,658,072		12,195,875
Available seat miles (ASM)	17,062,264		16,761,761		14,660,030
Passenger revenue per RPM (Yield)	14.70	¢	14.22	¢	14.49	¢
Passenger load factor (RPM/ASM)	81.5%		81.5%		83.2%
Passenger revenue per ASM (PRASM)	11.99	¢	11.59	¢	12.05	¢
Total Operations (c) :
Revenue passengers flown	10,195		9,936		9,484
RPM	13,921,147		13,677,645		12,217,635
ASM	17,073,630		16,785,827		14,687,472
Operating revenue per ASM (RASM)	13.56	¢	12.84	¢	13.36	¢
Operating cost per ASM (CASM)	12.12	¢	12.05	¢	12.48	¢
CASM excluding aircraft fuel (b)	8.15	¢	7.88	¢	8.18	¢
Aircraft fuel expense per ASM (a)	3.97	¢	4.17	¢	4.30	¢
Revenue block hours operated	166,362		161,965		147,810
Gallons of jet fuel consumed	230,199		226,214		199,465
Average cost per gallon of jet fuel (actual) (a)	$2.95		$3.09		$3.17

(a)	Includes applicable taxes and fees.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.

(c)	Includes the operations of our contract carrier under a capacity purchase agreement.
Operating Revenue
Our revenue is derived primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of baggage fees, cargo revenue, ticket change and cancellation fees, incidental services revenue, sale of frequent flyer miles, inflight revenue, contract services and charter services revenue.
Operating revenue was $2.31 billion, $2.16 billion and $1.96 billion for the years ended December 31, 2014, 2013 and 2012, respectively, driven primarily by an increase in passenger revenue.

Passenger Revenue
Passenger revenue was $2.05 billion, $1.94 billion and $1.77 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2014 as compared to December 31, 2013				Year Ended December 31, 2013 as compared to December 31, 2012
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
North America	$111.4	5.1%	6.9%	10.2%	$81.7	3.7%	6.2%	5.8%
Neighbor Island	35.7	6.0	1.8	3.7	33.6	5.9	1.9	(2.7)
International	(44.8)	(0.8)	(6.9)	(10.4)	60.5	(11.6)	26.1	33.0
Total scheduled	$102.3	3.4%	1.9%	1.8%	$175.8	(1.9)%	12.0%	14.3%
North America
North America revenue increased by $111.4 million in 2014, as compared to 2013, due to an increase in the number of revenue passengers flown and the yield generated on these routes. The increase in the number of revenue passengers was driven by an increase in capacity provided by the addition of new Airbus A330-200 aircraft delivered during the year, the initiation of new routes from Honolulu to Oakland, California (January 2014) and from Maui to Los Angeles (May 2014) and San Francisco, California (November 2014), the reintroduction of the Honolulu to San Jose, California service (May 2014), and the introduction of our summer service from both Lihu'e, Kaua'i and Kona, Hawai'i Island to Oakland and Los Angeles, California.
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
Neighbor Island
Neighbor Island revenue increased by $35.7 million in 2014, as compared to 2013, due to our turboprop operations which launched in March 2014, the impact of improved traffic mix, and a slight increase in average fares.
Neighbor Island revenue increased by $33.6 million, in 2013, as compared to 2012, primarily due to schedule adjustments and changes in pricing and revenue management practices, which allowed us to improve our yield and load factors on these routes.
International
International revenue decreased by $44.8 million in 2014, as compared to 2013, due to a decrease in our international capacity which was a result of changes to our network during the year. These changes consisted of the suspension of our routes from Honolulu to Manila, Philippines (August 2013) and from Honolulu to Fukuoka, Japan (June 2014). Also, the continued strengthening of the U.S. Dollar resulted in decreased average fares from 2013.
International revenue increased by $60.5 million in 2013, as compared to 2012, primarily due to an increase in the number of revenue passengers flown and offset by decreased yield. The increase in the number of revenue passengers was driven by an increase in capacity provided by the addition of new Airbus A330-200 aircraft delivered during the year and the initiation of routes from Honolulu to Auckland, New Zealand (March 2013), Sendai, Japan (June 2013) and Taipei, Taiwan (July 2013) and the effects of the full year results from routes initiated in 2012. We experienced a decrease in yield as a result of increased competition on our Japanese, Australia and New Zealand routes, and the continued strengthening of the U.S. Dollar in most currencies, primarily the Japanese Yen and Australian Dollar, which resulted in decreased average fares from the prior-year period.
Other Operating Revenue
Other operating revenue increased by $56.8 million, or 26.7%, in 2014, as compared to 2013, due to $29.1 million of ancillary revenue generated by increased sales of frequent flyer miles under our new co-branded credit card agreement and $13.1 million of cargo revenue driven by an increase in the volume of cargo transported, as compared to the prior year period. The increase in volume was the result of additional cargo capacity and improved revenue generation on our existing routes.

Other operating revenue increased by $17.7 million, or 9.1%, in 2013, as compared to 2012, due primarily to a $16.2 million increase in cargo revenue, which was due to the additional cargo capacity provided by the Airbus A330-200 aircraft, the expansion of our network, and improved revenue generation on our existing routes.
Operating Expenses
The largest components of our operating expenses are aircraft fuel (including taxes and delivery), wages and benefits provided to our employees and aircraft maintenance materials and repairs. The price and availability of aircraft fuel is extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Maintenance and repair costs are expensed when incurred unless covered by third-party power-by-the-hour services contracts, which are expensed as flight hours are incurred. Increases (decreases) in operating expenses are detailed below.

	Changes in operating expenses for the year ended December 31, 2014 as compared to December 31, 2013		Changes in operating expenses for the year ended December 31, 2013 as compared to December 31, 2012
	$	%	$	%
	(in thousands)		(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(20,549)	(2.9)%	$67,061	10.6%
Wages and benefits	20,008	4.7	50,864	13.5
Aircraft rent	(2,112)	(1.9)	9,748	9.9
Maintenance materials and repairs	22,232	10.9	19,835	10.8
Aircraft and passenger servicing	2,145	1.8	16,810	16.2
Commissions and other selling	(3,382)	(2.7)	11,576	10.1
Depreciation and amortization	13,324	16.0	(2,549)	(3.0)
Other rentals and landing fees	6,585	8.1	(4,306)	(5.0)
Other	9,378	5.4	20,124	13.2
Total	$47,629	2.4%	$189,163	10.3%
Aircraft Fuel
Increases (decreases) in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,			% Change from Year Ended
	2014	2013	2012	2013	2012
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$678,253	$698,802	$631,741	(2.9)%	10.6%
Fuel gallons consumed	230,199	226,214	199,465	1.8%	13.4%
Average fuel price per gallon, including taxes and delivery	$2.95	$3.09	$3.17	(4.5)%	(2.5)%
The decrease in fuel expense from 2013 to 2014 is primarily due to a decrease in the average fuel price per gallon, partially offset by increased fuel consumption due to the additional aircraft in the fleet (five additional A330-200 offset by the retirement of two B767-300 aircraft).
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

	Year Ended December 31,			% Change from Year Ended
	2014	2013	2012	2013	2012
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$678,253	$698,802	$631,741	(2.9)%	10.6%
Realized losses on settlement of fuel derivative contracts	20,365	14,018	7,372	45.3%	90.2%
Economic fuel expense	$698,618	$712,820	$639,113	(2.0)%	11.5%
Fuel gallons consumed	230,199	226,214	199,465	1.8%	13.4%
Economic fuel costs per gallon	$3.03	$3.15	$3.20	(3.8)%	(1.6)%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and Benefits
Wages and benefits expense increased by $20.0 million, or 4.7%, in 2014, as compared to 2013, due to a 2.5% increase in the number of employees as we continue to expand our operations with additional aircraft. Our profit-sharing expense also increased in 2014, which was driven by our improved financial performance in the current period.
Wages and benefits expense increased by $50.9 million, or 13.5%, in 2013, as compared to 2012, primarily due to a 7.0% increase in the number of employees as we continue to expand our operations with additional aircraft and new routes, which also resulted in an $8.4 million increase in health and fringe benefits provided to our employees.
Aircraft Rent
Aircraft rent expense decreased by $2.1 million, or 1.9%, in 2014, as compared to 2013, primarily due to the full year effect of three Boeing 767-300 aircraft leases that ended in 2013, partially offset by full year effect of the addition of two Airbus A330-200 aircraft under operating leases.
Aircraft rent expense increased by $9.7 million, or 9.9%, in 2013, as compared to 2012, primarily due to the addition of two Airbus A330-200 aircraft under operating leases (one in February 2013 and one in April 2013), partially offset by the return of three Boeing 767-300 aircraft at the end of their lease terms in April, August, and October 2013.
Maintenance Materials and Repairs
Maintenance materials and repairs expense increased by $22.2 million, or 10.9%, in 2014, as compared to 2013, primarily due to the increase in the number and utilization of Airbus A330-200 aircraft in our fleet, partially offset by a decrease in the number and utilization of Boeing 767-300 aircraft in our fleet.
Maintenance materials and repairs expense increased by $19.8 million, or 10.8%, in 2013, as compared to 2012, primarily due to the increase in the number and utilization of Airbus A330-200 aircraft in our fleet.
Depreciation and Amortization
Depreciation and amortization expense increased by $13.3 million, or 16.0%, in 2014, as compared to 2013, primarily due to the increase in the number of owned aircraft (five A330-200 aircraft offset by the retirement of two B767-300 aircraft).
Depreciation and amortization expense decreased by $2.5 million, or 3.0%, in 2013, as compared to 2012, primarily due to our frequent flyer marketing relationship intangible asset which was fully amortized as of December 31, 2012. This decrease was partially offset by the increase in the number of owned aircraft (three A330-200 aircraft).
Other Rentals and Landing Fees
Other rentals and landing fees expense increased by $6.6 million, or 8.1%, in 2014, as compared to 2013, primarily due to increased rates and landing frequencies. Other rentals and landing fees expense decreased by $4.3 million, or 5.0%, in 2013, as compared to 2012, primarily due to decreased rental and landing fee rates at our Honolulu operational facility.
Other Expense
Other expense increased by $9.4 million, or 5.4%, in 2014, as compared to 2013, primarily due to costs incurred in connection with our turboprop operations that began in March 2014.

Other expense increased by $20.1 million, or 13.2%, in 2013, as compared to 2012, due to increased travel related expenses and increased expenses incurred on services outsourced to third-party vendors. Both increases were primarily the result of our continued expansion.
Nonoperating Expense
Net nonoperating expense increased by $84.3 million in 2014, as compared to 2013, primarily due to our fuel hedge portfolio generating losses of $63.5 million in the current period compared to losses of $5.3 million in the prior year period. The strengthening of the US dollar resulted in foreign exchange loss of $8.7 million in the current period compared to a loss of $4.4 million in the prior period. The interest expense incurred in connection with the equipment notes under the EETC financing also contributed to the increase in nonoperating expense for the period.
Net nonoperating expense increased by $3.7 million in 2013, as compared to 2012, primarily due to increased interest and amortization of debt discounts and issuance costs of $6.9 million and $19.0 million, respectively, due to the additional financings we entered into subsequent to December 31, 2013 and 2012.
Income Tax Expense
We recorded income tax expense of $44.5 million, $34.6 million and $32.5 million during the years ended December 31, 2014, 2013, and 2012, respectively. In 2014, 2013 and 2012, we had an effective tax rate of 39.2%, 40.0% and 37.9%, respectively.
See Note 10 to the consolidated financial statements for further discussion.
Liquidity and Capital Resources
Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of December 31, 2014, we had $264.1 million in cash and cash equivalents and $260.1 million in short-term investments, representing an increase of $100.8 million from December 31, 2013. As of December 31, 2014 and 2013, our restricted cash balance of $6.6 million and $21.0 million, respectively, consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and cash held as collateral for future interest payments owed in connection with the EETC financing which closed in May 2013.
We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At December 31, 2014, Hawaiian had $1,049.6 million of debt and capital lease obligations, including $156.3 million classified as a current liability in the Consolidated Balance Sheets. During the quarter ended December 31, 2014 a condition for conversion of the convertible notes was satisfied, which permits holders of the convertible notes to surrender their notes for conversion during the quarter ending March 31, 2015. As a result, the carrying value of $66.5 million is reflected as a current liability in the Consolidated Balance Sheets.
In September 2014, we terminated our secured revolving credit facility with Wells Fargo Capital Finance LLC, which provided for a secured revolving credit facility of $75 million. In November 2014, the Company entered into a credit agreement with Citigroup Global Markets Inc. providing for a secured revolving credit and letter of credit facility ("Revolving Credit Facility") in an amount of up to $175 million. As of December 31, 2014 we had no outstanding borrowings under the Revolving Credit Facility.
Cash Flows
Net cash provided by operating activities was $300.4 million, $243.3 million and $311.0 million in 2014, 2013 and 2012, respectively. The increase in 2014 was primarily due to increased net income before the expense associated with unrealized loss positions on our fuel derivative contracts, which do not immediately impact our cash flows from operating activities because the losses were unrealized as of December 31, 2014. The decrease in 2013 was primarily due to a smaller increase in our air traffic liability as of December 31, 2013 compared to December 31, 2012, primarily because we introduced fewer new routes in 2013 compared to 2012.
Net cash used in investing activities was $686.8 million, $327.8 million and $290.7 million for 2014, 2013 and 2012, respectively. The increase in 2014 was due to the $261.5 million in net purchases of investments, and the acquisition of five Airbus A330-200 aircraft during the year. The increase in 2013 was primarily due to increases in purchases of property and equipment of $79.5 million, offset by decreases in pre-delivery deposits for upcoming aircraft and engine deliveries of $28.0 million, and the proceeds received from the disposition of equipment of $14.4 million.
Net cash provided by financing activities was $227.1 million, $102.0 million and $81.4 million for 2014, 2013 and 2012, respectively. The increase in 2014 was due to the receipt of $368.4 million in proceeds from the EETC financing, partially offset by the $54.2 debt extinguishment in October 2014 and the $15.1 convertible note repurchase. The increase in the net cash provided by financing activities in 2013 is primarily due to increases in long-term borrowings of $110.1 million, offset by increases in cash repayments for debt and capital lease obligations of $64.5 million and the collateral payment that was made in connection with the issuance of the EETCs of $16.0 million.
Capital Commitments
In December 2014, we entered into a Purchase Agreement Amendment to convert our order for six firm A350XWB-800 aircraft with an additional six purchase rights into an order for six firm A330-800neo aircraft with an additional six purchase rights. The Purchase Agreement Amendment provides for delivery, subject to certain flexibility rights, of six A330-800neo aircraft starting in 2019. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying on our North America and International routes. In December 2014, we entered into a General Terms Agreement with Rolls-Royce for the supply of products and services in support of the Trent 7000 engines to be installed on the Airbus A330-800neo aircraft. The General Terms Agreement includes the terms for the supply of spare engines, product warranties and performance guarantees.
As of December 31, 2014, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	3	3	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018
Committed expenditures for these aircraft, engines and related flight equipment approximates $203 million in 2015, $67 million in 2016, $234 million in 2017, $411 million in 2018, $497 million in 2019 and $435 million thereafter.
For 2015, we expect our other non-aircraft related capital expenditures, which include software, improvements, ramp and maintenance equipment to total approximately $45 million to $55 million.
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
See Note 13 for further discussion of the purchase assignment and leaseback transactions for our remaining three A330-200 aircraft deliveries in 2015.
Covenants under our Financing Arrangements
The terms of certain of our financing agreements restrict our ability to, among other things, incur additional indebtedness, issue preferred stock or pay dividends. These agreements also require us to meet certain financial covenants. These financial tests include maintaining a minimum amount of unrestricted cash and achieving certain levels of fixed charge coverage. As of December 31, 2014 we were in compliance with these covenants.
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.0 million as of December 31, 2014 and 2013.
Pension and Other Postretirement Benefit Plan Funding
As of December 31, 2014, the excess of the projected benefit obligations over the fair value of plan assets was approximately $410.7 million. We contributed $8.9 million, $18.7 million and $19.4 million, to our defined benefit pension plans and disability plan during 2014, 2013 and 2012, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. In 2015, our minimum required contribution to our defined benefit pension plans and disability plan is $5.1 million.
Income Tax Net Operating Loss Carryforwards
We have net operating loss (NOLs) carryforwards for federal and state income tax purposes of $365.8 million as of December 31, 2014. The tax benefit of the NOLs carryforwards as of December 31, 2014 is $122.1 million, substantially all of which will not begin to expire until 2031. Although we expect to generate taxable income in future years, we cannot be assured our NOLs will be sufficient to offset our tax liability. We believe we will have sufficient working capital to pay income taxes as they become due.
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
Contractual Obligations
Our estimated contractual obligations as of December 31, 2014 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)(2)	$1,332,613	$214,241	$271,082	$271,270	$576,020
Operating leases—aircraft and related equipment(3)	605,214	102,972	168,248	162,332	171,662
Operating leases—non-aircraft	46,261	5,228	9,508	8,190	23,335
Purchase commitments—Capital(4)	1,848,052	203,156	301,631	908,424	434,841
Purchase commitments—Operating(5)	547,353	70,003	115,625	97,688	264,037
Projected employee benefit contributions(6)	31,666	5,122	26,544	—	—
Total contractual obligations	$4,411,159	$600,722	$892,638	$1,447,904	$1,469,895

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of December 31, 2014. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)
During the quarter ended December 31, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion in the first quarter of 2015. Therefore, the principal balance is classified accordingly in the above table. However, the 5% interest-only, semiannual payments are excluded from the table.

(3)	Amounts reflect leases for six Airbus A330-200 aircraft, six Boeing 767 aircraft, one Boeing 717 aircraft and aircraft-related equipment as of December 31, 2014.

(4)
Amounts include our firm commitments for aircraft and aircraft related equipment. See Note 13 for further discussion over the purchase assignment and leaseback transactions over our remaining three A330-200 aircraft deliveries in 2015.

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
Adjusted net income reflecting economic fuel expense and excluding loss on extinguishment of debt
See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Unrealized (gains) losses on fuel derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. As the cost and availability of fuel is volatile, excluding the impact of fuel derivative adjustments allow investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•	Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2014		2013		2012
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported—GAAP	$68,926	$1.10	$51,854	$0.98	$53,237	$1.01
Add: unrealized (gains) losses on fuel derivative contracts, net of tax	25,864	0.41	(5,210)	(0.10)	2,375	0.05
Add: loss on extinguishment of debt, net of tax	2,331	0.04	—	—	—	—
Reflecting economic fuel expense and excluding loss on extinguishment of debt	$97,121	$1.55	$46,644	$0.88	$55,612	$1.06
Operating Costs per Available Seat Mile (CASM)
We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.
CASM and CASM, excluding fuel, are summarized in the table below:

	Year Ended December 31,
	2014	2013	2012
GAAP operating expenses	$2,069,747	$2,022,118	$1,832,955
Less: aircraft fuel, including taxes and delivery	(678,253)	(698,802)	(631,741)
Adjusted operating expenses—excluding aircraft fuel	$1,391,494	$1,323,316	$1,201,214
Available Seat Miles	17,073,630	16,785,827	14,687,472
CASM—GAAP	12.12 ¢	12.05 ¢	12.48 ¢
Less: aircraft fuel	(3.97)	(4.17)	(4.30)
CASM—excluding aircraft fuel	8.15 ¢	7.88 ¢	8.18 ¢

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
Frequent Flyer Accounting
HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. We utilize the incremental cost method of accounting for free travel awards earned in connection with the purchase of passenger tickets. This method utilizes a number of estimates including the incremental cost per mile and breakage. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on other airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and apply these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental costs include the cost of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.
We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the transportation that will ultimately be provided when the mileage credits are redeemed and the other elements consisting of marketing related activities that we conduct with the participating company.
In 2013, Hawaiian entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware (Barclays) which began in 2014. The agreement is a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which is effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.
The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  The Company determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the deliverables based on their relative selling prices.  The transportation element is deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (24 months).  The other elements will generally be recognized as other revenue when earned.
In the previous co-branded credit card agreement, the estimated fair value of the transportation element was deferred and recognized as passenger revenue over the period the transportation was expected to be provided.  Amounts received in excess of the transportation’s estimated fair value were recognized immediately as other revenue.
Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company, then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is recognized over the period during which the mileage is projected to be used for travel (five months).
On an annual basis, we review the deferral period and deferral rate for mileage credits sold to participating companies (except for miles sold under our co-branded credit card agreement), as well as the breakage rate assumption for free travel awards earned in connection with the purchase of passenger tickets. The cost components of the incremental cost assumption are reviewed on a quarterly basis.

Pension and Other Postretirement and Postemployment Benefits
The calculation of pension and other postretirement and postemployment benefit expenses and its corresponding liabilities require the use of significant assumptions, including the assumed discount rate, the expected long-term rate of return on plan assets, expected mortality rates of the plan participants, and the expected health care cost trend rate. Changes in these assumptions will impact the expense and liability amounts, and future actual experience may differ from these assumptions. The significant assumptions as of December 31, 2014 are as follows:

Pension:
Discount rate to determine projected benefit obligation	4.19%
Expected return on plan assets	6.92%	+
Postretirement:
Discount rate to determine projected benefit obligation	4.30%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	7.50%
Ultimate	4.75%
Years to reach ultimate trend rate	4
Disability:
Discount rate to determine projected benefit obligation	4.16%
Expected return on plan assets	5.92%	+
N/A Not Applicable

+	Expected return on plan assets used to determine the net periodic benefit expense for 2015 is 6.89% for the pension plans and 5.40% for the disability plan.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to sufficiently diversify assets so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return will have the following effects on our estimated 2015 pension and disability benefit expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2015 pension expense	$2.6
Increase in estimated 2015 disability benefit expense	0.2
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2014	$66.7
Increase in other postretirement benefit obligation as of December 31, 2014	46.1
Increase in estimated 2015 pension expense	3.0
Increase in estimated 2015 other postretirement benefit expense	7.0

The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. Changes in the assumed health care cost trend rate would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2014	$43.2
Increase in estimated 2015 other postretirement benefit expense	8.9

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2014	$33.2
Decrease in estimated 2015 other postretirement benefit expense	6.6
In 2014, the Society of Actuaries released reports that included both new mortality tables and an updated mortality improvement scale - the RP-2014 mortality table and MP-2014 improvement scale. The updated mortality tables and improvement scale provide more current data about mortality rates of private pension plan participants. We adopted the RP-2014 mortality table and the MP-2014 mortality improvement scale to calculate our pension and other postretirement benefit obligations as of December 31, 2014. This mortality information reflects longer life expectancies and anticipated rates of improvement in life expectancy compared to previous mortality assumptions, which had the following effects:

(in millions)
Increase in pension obligation as of December 31, 2014	$29.8
Increase in other postretirement benefit obligation as of December 31, 2014	20.8
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
Aircraft Fuel Costs
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 33% of our operating expenses for the year ended December 31, 2014. Approximately 69% of our fuel is based on Singapore jet fuel prices, 30% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed in 2015, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.4 million, excluding the results of our fuel hedge program.
We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During 2014, our fuel hedge program primarily consisted of heating oil puts and swaps, and Brent crude oil call options and collars (combinations of purchased call options and sold put options of crude oil). Call option contracts provide for a settlement in favor of the holder in the event the prices exceed a predetermined contractual level during a particular time period. Collars provide for a settlement in our favor in the event prices for the underlying commodity exceed a predetermined contractual level (the call option strike price) during a particular time period. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.
As of December 31, 2014, we hedged approximately 39% of our projected fuel requirements for 2015 with heating oil puts and swaps. As of December 31, 2014, the fair value of these fuel derivative agreements reflected a net liability of $38.8 million that is recorded in other accrued liabilities in the Consolidated Balance Sheets.
We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.
We do not hold or issue derivative financial instruments for trading purposes.
Interest Rates
Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits. Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 8 to our consolidated financial statements.
At December 31, 2014, we had $87.3 million of variable-rate debt indexed to the following interest rate:

Index	Rate
One-month LIBOR	0.1635%
Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of December 31, 2014, a change in interest rates is unlikely to have a material impact on our results of operations.
At December 31, 2014, we had $962.4 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $19.5 million as of December 31, 2014.
In April 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement, which had an immaterial impact on our financial statements.
Foreign Currency
We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected 2015 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $12.6 million and $9.8 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currency exchange rates.
As of December 31, 2014, the fair value of our foreign currency forwards reflected a net asset of $15.1 million that is recorded in prepaid expenses and other, and $4.6 million recorded in long-term prepayments and other reflected in the Consolidated Balance Sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Hawaiian Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 9, 2015

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,045,052	$1,942,829	$1,767,041
Other	269,827	213,036	195,312
Total	2,314,879	2,155,865	1,962,353
Operating Expenses:
Aircraft fuel, including taxes and delivery	678,253	698,802	631,741
Wages and benefits	447,446	427,438	376,574
Aircraft rent	106,422	108,534	98,786
Maintenance materials and repairs	225,619	203,387	183,552
Aircraft and passenger servicing	122,780	120,635	103,825
Commissions and other selling	122,518	125,900	114,324
Depreciation and amortization	96,374	83,050	85,599
Other rentals and landing fees	87,902	81,317	85,623
Other	182,433	173,055	152,931
Total	2,069,747	2,022,118	1,832,955
Operating Income	245,132	133,747	129,398
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(64,240)	(50,453)	(43,522)
Interest income	1,684	639	580
Capitalized interest	8,024	12,625	10,524
Losses on fuel derivatives	(63,471)	(5,334)	(11,330)
Other, net	(13,682)	(4,814)	136
Total	(131,685)	(47,337)	(43,612)
Income Before Income Taxes	113,447	86,410	85,786
Income tax expense	44,521	34,556	32,549
Net Income	$68,926	$51,854	$53,237
Net Income Per Common Stock Share:
Basic	$1.29	$1.00	$1.04
Diluted	$1.10	$0.98	$1.01
Weighted Average Number of Common Stock Shares Outstanding:
Basic	53,591	52,099	51,314
Diluted	62,822	53,155	52,535
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net Income	$68,926	$51,854	$53,237
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax benefit of $50,968 for 2014, tax expense of $38,886 for 2013 and tax benefit of $9,224 for 2012	(83,461)	61,995	(11,714)
Net change in derivative instruments, net of tax expense of $2,188 and $5,696 for 2014 and 2013, respectively	3,589	9,373	—
Net change in available-for-sale investments, net of tax benefit of $154 for 2014	(254)	—	—
Total other comprehensive income (loss)	(80,126)	71,368	(11,714)
Total Comprehensive Income (Loss)	$(11,200)	$123,222	$41,523
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$264,087	$423,384
Restricted cash	6,566	19,434
Short-term investments	260,121	—
Accounts receivable, net	80,737	74,245
Spare parts and supplies, net	18,011	19,767
Deferred tax assets, net	21,943	17,325
Prepaid expenses and other	53,382	51,652
Total	704,847	605,807
Property and equipment, net
Flight equipment	1,741,444	1,299,861
Pre-delivery deposits on flight equipment	97,685	188,738
Other property and equipment	201,871	172,835
	2,041,000	1,661,434
Less accumulated depreciation and amortization	(367,507)	(327,102)
Total	1,673,493	1,334,332
Other Assets:
Long-term prepayments and other	96,225	91,953
Restricted cash	—	1,566
Intangible assets, net	21,300	23,940
Goodwill	106,663	106,663
Total Assets	$2,602,528	$2,164,261
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$97,260	$89,787
Air traffic liability	424,336	409,086
Other accrued liabilities	141,919	97,571
Current maturities of long-term debt, less discount, and capital lease obligations	156,349	62,187
Total	819,864	658,631
Long-Term Debt, less discount, and Capital Lease Obligations	893,288	744,286
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	407,864	264,106
Other liabilities and deferred credits	72,650	59,424
Deferred tax liability, net	41,629	40,950
Total	522,143	364,480
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value per share, 54,455,568 and 52,423,085 shares issued and outstanding as of December 31, 2014 and 2013, respectively.	545	524
Capital in excess of par value	251,432	269,884
Accumulated income	238,068	169,142
Accumulated other comprehensive loss, net	(122,812)	(42,686)
Total	367,233	396,864
Total Liabilities and Shareholders' Equity	$2,602,528	$2,164,261
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2014, 2013 and 2012

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2011	$507	$—	$260,658	$64,051	$(102,340)	$222,876
Net Income	—	—	—	53,237	—	53,237
Other comprehensive loss					(11,714)	(11,714)
Issuance of 710,361 shares of common stock related to stock awards	7	—	763	—	—	770
Share-based compensation expense	—	—	3,433	—	—	3,433
Balance at December 31, 2012	$514	$—	$264,854	$117,288	$(114,054)	$268,602
Net Income	—	—	—	51,854	—	51,854
Other comprehensive income					71,368	71,368
Issuance of 983,151 shares of common stock related to stock awards	10	—	979	—	—	989
Share-based compensation expense	—	—	4,573	—	—	4,573
Excess tax benefits from stock issuance	—	—	(522)	—	—	(522)
Balance at December 31, 2013	$524	$—	$269,884	$169,142	$(42,686)	$396,864
Net Income	—	—	—	68,926	—	68,926
Other comprehensive loss					(80,126)	(80,126)
Issuance of 2,032,486 shares of common stock related to stock awards	21	—	3,729	—	—	3,750
Share-based compensation expense	—	—	5,056	—	—	5,056
Excess tax benefits from stock issuance	—	—	387	—	—	387
Reacquisition of equity component of Convertible Notes	—	—	(27,624)	—	—	(27,624)
Balance at December 31, 2014	$545	$—	$251,432	$238,068	$(122,812)	$367,233
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2014 and 2013.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2014 and 2013
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$68,926	$51,854	$53,237
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,640	2,640	18,788
Depreciation and amortization of property and equipment	94,969	81,645	69,521
Deferred income taxes, net	43,084	34,106	31,333
Stock compensation	6,680	4,573	3,516
Loss on extinguishment of debt	2,617	—	—
Amortization of debt discounts and issuance costs	9,277	6,949	5,599
Pension and postretirement benefit cost, net	9,535	12,543	11,627
Other, net	(5,803)	(9,986)	(10,039)
Changes in operating assets and liabilities:
Restricted cash	—	—	25,930
Accounts receivable, net	(5,803)	1,318	12,698
Spare parts and supplies, net	(1,436)	5,020	(6,660)
Prepaid expenses and other current assets	2,493	(6,391)	(2,373)
Accounts payable	7,473	7,703	1,447
Air traffic liability	15,250	20,440	85,264
Other accrued liabilities	45,353	10,765	7,459
Other assets and liabilities, net	5,175	20,091	3,670
Net cash provided by operating activities	300,430	243,270	311,017
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits, net	(442,229)	(342,228)	(290,699)
Net proceeds from disposition of equipment	16,953	14,414	—
Purchases of investments	(458,592)	—	—
Sales of investments	197,046	—	—
Net cash used in investing activities	(686,822)	(327,814)	(290,699)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	7,001	2,376	1,488
Long-term borrowings	368,430	243,110	133,000
Repayments of long-term debt and capital lease obligations	(158,000)	(113,592)	(49,129)
Debt issuance costs	(1,519)	(13,846)	(3,828)
Change in restricted cash	14,434	(16,000)	—
Other	(3,251)	—	(84)
Net cash provided by financing activities	227,095	102,048	81,447
Net increase (decrease) in cash and cash equivalents	(159,297)	17,504	101,765
Cash and cash equivalents—Beginning of Year	423,384	405,880	304,115
Cash and cash equivalents—End of Year	$264,087	$423,384	$405,880
   See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
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
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.
Restricted Cash
Restricted cash consists of cash held as collateral for future interest payments owed in connection with the Enhanced Equipment Trust Certificates (EETC) financing which closed in May 2013 and cash held as collateral by institutions that process our credit card transactions for advanced ticket sales.
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
Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines	7 - 20 years, 0 - 10% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
ATR42 Turboprop aircraft and engines	10 years, 15% residual value
Aircraft under capital leases	8 - 12 years, no residual value
Flight simulator under capital lease	25 years, 10% residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other capital leases was $31.2 million and $19.4 million as of December 31, 2014 and 2013, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $15.6 million and $10.8 million at December 31, 2014 and 2013, respectively. Amortization expense related to computer software was $5.5 million, and $7.0 million, $7.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Additionally, although the Company's aircraft lease agreements specifically provide that it is responsible for maintenance of the leased aircraft, the Company pays maintenance reserves to the aircraft lessors that are applied towards the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. However, reimbursements are limited to the available reserves associated with the specific maintenance activity for which the Company requests reimbursement.
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
Maintenance reserve payments that are expected to be recovered from lessors are recorded as deposits in the Consolidated Balance Sheets as an asset until it is less than probable that any portion of the deposit is recoverable. In addition, payments of maintenance reserves that are not substantially and contractually related to the maintenance of the leased assets are expensed as incurred. Any costs that are substantially and contractually unrelated to the maintenance of the leased asset are considered to be unrecoverable. In order to properly account for the costs that are related to the maintenance of the leased asset, the Company bifurcates its maintenance reserves into two groups and expenses the proportionate share that is expected to be unrecoverable.
Goodwill and Indefinite-lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually using a three-step process in accordance with Accounting Standard Codification (ASC) Intangibles—Goodwill and Other (ASC 350).
In the event that the Company determines that the values of goodwill or indefinite-lived intangible assets have become impaired, the Company will incur an accounting charge during the period in which such determination is made. No impairments were recorded in 2014.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
Operating Leases
The Company leases aircraft, engines, airport and terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements include escalation clauses and renewal options. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Rental expense for operating leases totaled $160.7 million, $158.6 million, and $151.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Frequent Flyer Program
HawaiianMiles, Hawaiian's frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards issued from the HawaiianMiles program. The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on other airlines. The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.
The Company also sells mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company.
In 2013, Hawaiian entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware (Barclays) which began in 2014. The agreement is a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which is effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  The Company determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the deliverables based on their relative selling prices.  The transportation element is deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (24 months).  The other elements will generally be recognized as other revenue when earned.

In the previous co-branded credit card agreement, the estimated fair value of the transportation element was deferred and recognized as passenger revenue over the period the transportation was expected to be provided.  Amounts received in excess of the transportation’s estimated fair value were recognized immediately as other revenue.

The impact of applying the new accounting method for the year ended December 31, 2014 was immaterial to the Company’s consolidated financial statements.
The Company's total frequent flyer liability for future award redemptions is reflected as components of Air traffic liability and Other liabilities and deferred credits within the Consolidated Balance Sheets as follows:

	As of December 31,
	2014	2013
	(in thousands)
Air traffic liability	$49,618	$51,264
Other liabilities and deferred credits	15,830	10,633
Total frequent flyer liability	$65,448	$61,897
Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is recognized over the period during which the mileage is projected to be used for travel (five months).
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
The Company uses the corridor approach in the valuation of its defined benefit pension and other postretirement and postemployment plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. These unrecognized actuarial gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $15.6 million, $14.1 million and $11.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Capitalized Interest
Interest is capitalized upon the payment of predelivery deposits for aircraft and engines, and is depreciated over the estimated useful life of the asset from service inception date.
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
The following table summarizes the accounting treatment of the Company's derivative contracts:

Classification of Unrealized Gains (Losses)
Derivative Type	Accounting Designation	Classification of Realized Gains and Losses	Effective Portion	Ineffective Portion
Interest rate contracts	Designated as cash flow hedges	Interest expense and amortization of debt discounts and issuance costs	AOCI	Nonoperating income (expense)
Foreign currency exchange contracts	Designated as cash flow hedges	Passenger revenue	AOCI	Nonoperating income (expense)
Fuel hedge contracts	Not designated as hedges	Gains (losses) on fuel derivatives	Change in fair value is recorded in nonoperating income (expense)
Negative interest arbitrage associated with EETCs	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value is recorded in nonoperating income (expense)
Foreign currency exchange contracts	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value is recorded in nonoperating income (expense)
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Early adoption is not permitted. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have determined that the new

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

standard once effective will preclude the Company from accounting for points earned under its customer loyalty program using the incremental cost method, and will require it to use a deferred revenue method. This change could have a significant impact on our financial statements.
2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2014	2013	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(9,943)	$(9,016)	Passenger revenue
Foreign currency derivative gains, net	—	(760)	Other nonoperating expense
Interest rate derivative losses, net	813	656	Interest expense
Total before tax	(9,130)	(9,120)
Tax expense	3,456	3,447
Total, net of tax	$(5,674)	$(5,673)
Amortization of defined benefit pension items
Actuarial loss	$319	$8,660	Wages and benefits
Prior service credit	226	(4)	Wages and benefits
Total before tax	545	8,656
Tax benefit	(206)	(3,336)
Total, net of tax	$339	$5,320
Short-term investments
Realized gain on sales of investments, net	(22)	—	Other nonoperating income
Total before tax	(22)	—
Tax expense	8	—
Total, net of tax	(14)	—
Total reclassifications for the period	$(5,349)	$(353)
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income before reclassifications, net of tax	(1,340)	10,603	(83,800)	(240)	(74,777)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	498	(6,172)	339	(14)	(5,349)
Net current-period other comprehensive income, net of tax	(842)	4,431	(83,461)	(254)	(80,126)
Ending balance	$254	$12,708	$(135,520)	$(254)	$(122,812)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2013	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Total
	(in thousands)
Beginning balance	$—	$—	$(114,054)	$(114,054)
Other comprehensive income before reclassifications, net of tax	688	14,358	56,675	71,721
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	408	(6,081)	5,320	(353)
Net current-period other comprehensive income, net of tax	1,096	8,277	61,995	71,368
Ending balance	$1,096	$8,277	$(52,059)	$(42,686)
3. Earnings Per Share
Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except for per share data)
Numerator:
Net Income	$68,926	$51,854	$53,237
Denominator:
Weighted average common shares outstanding—Basic	53,591	52,099	51,314
Assumed exercise of stock options and awards	960	884	1,221
Assumed exercise of convertible note premium	4,910	172	—
Assumed conversion of warrants	3,361	—	—
Weighted average common shares outstanding—Diluted	62,822	53,155	52,535
Net Income Per Common Stock Share:
Basic	$1.29	$1.00	$1.04
Diluted	$1.10	$0.98	$1.01
The table below summarized those common stock equivalents that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted earnings per share because the instruments were antidilutive.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock Options	3	392	89
Deferred Stock	—	43	—
Restricted Stock	2	1,345	717
Convertible note premium	—	—	10,943
Warrants	—	10,943	10,943
In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants.

In 2014, the Company repurchased $15.1 million of the 5% Convertible Notes due in 2016 (the "Convertible Notes"). The remaining principal balance of $71.1 million as of December 31, 2014 can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  The 9.0 million shares into which the remaining principal

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

balance of the Convertible Notes could be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of the Convertible Notes with cash. During the year ended December 31, 2014 and 2013, the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for EPS purposes) are included in the Company's computation of diluted earnings per share.

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

For the year ended December 31, 2014, the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share. Therefore, the assumed conversion of the warrants are included in the Company's computation of diluted earnings per share. For the years ended December 31, 2013 and 2012, the weighted common stock equivalents for warrants were excluded from the computation of diluted earnings per share because the warrant strike price exceeded the average share price of the Company's common stock.
See Note 8 for further information over the Convertible Note and repurchase transactions.
4. Short-Term Investments

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

The following is a summary of short-term investments held as of December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$180,794	$43	$(394)	$180,443
U.S. government and agency debt	38,268	—	(40)	38,228
Municipal bonds	23,849	4	(16)	23,837
Other fixed income securities	17,618	—	(5)	17,613
Total short-term investments	$260,529	$47	$(455)	$260,121

Contractual maturities of short-term investments as of December 31, 2014 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$74,935	$105,508	$180,443
U.S. government and agency debt	10,933	27,295	38,228
Municipal bonds	3,566	20,271	23,837
Other fixed income securities	16,620	993	17,613
Total short-term investments	$106,054	$154,067	$260,121

The Company classifies investments as current assets as these securities are available for use in its current operations.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements
ASC 820 defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$55,072	$35,913	$19,159	$—
Restricted cash	6,566	6,566	—	—
Short-term investments	260,121	—	260,121	—
Fuel derivative contracts	32,637	—	32,637	—
Foreign currency derivatives	19,746	—	19,746	—
Total assets measured at fair value	$374,142	$42,479	$331,663	$—
Fuel derivative contracts	71,447	—	71,447	—
Interest rate derivative	129	—	129	—
Negative interest arbitrage derivative	500	—	—	500
Total liabilities measured at fair value	$72,076	$—	$71,576	$500

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$269,384	$269,384	$—	$—
Restricted cash	21,000	21,000	—	—
Fuel derivative contracts:
Crude oil call options	7,121	—	7,121	—
Crude oil put options	186	—	186	—
Heating oil put options	417	—	417	—
Heating oil swaps	5,863	—	5,863	—
Foreign currency derivatives	12,494	—	12,494	—
Interest rate derivative	1,121	—	1,121	—
Total assets measured at fair value	$317,586	$290,384	$27,202	$—
Fuel derivative contracts:
Crude oil call options	$7,121	$—	$7,121	$—
Crude oil put options	186	—	186	—
Heating oil swaps	187	—	187	—
Foreign currency derivatives	1,188	—	1,188	—
Negative interest arbitrage derivative	12,865	—	—	12,865
Total liabilities measured at fair value	$21,547	$—	$8,682	$12,865

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

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil puts and swaps which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves and measures of volatility among others.

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

Negative arbitrage derivative.  The Company’s negative arbitrage derivative represents the net interest owed to the trusts that issued the Company’s enhanced equipment trust certificates during the periods prior to the issuance of the related equipment notes, and is valued based primarily on the discounted amount of future cash flows using the appropriate rate of borrowing. Changes to those discount rates would be unlikely to cause material changes in the fair value of the negative arbitrage derivative (refer to Note 6 for more information).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents disclosures about the activity for the Company’s “Level 3” financial liability:

	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$12,865	$—
Issuance of enhanced equipment trust certificates	—	12,865
Reduction of balance in connection with interest payment	(12,365)	—
Ending balance	$500	$12,865
The table below presents the Company's debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
December 31, 2014					December 31, 2013
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$947,897	$956,811	$—	$69,766	$887,045	$695,804	$738,563	$—	$104,656	$633,907
The fair value estimates of the Company's debt were based on either market prices or the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar obligations.
The carrying amounts of cash, other receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments.
6. Financial Derivative Instruments
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
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company primarily used heating oil puts and swaps and Brent crude oil call options and collars to hedge its aircraft fuel expense. As of December 31, 2014, the Company had heating oil put and swap contracts, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Losses realized at settlement	$(20,365)	$(14,018)	$(7,372)
Reversal of prior period unrealized amounts	(2,331)	6,013	2,367
Unrealized gains (losses) that will settle in future periods	(40,775)	2,671	(6,325)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(63,471)	$(5,334)	$(11,330)
Foreign Currency Exchange Rate Risk Management
The Company is subject to foreign currency exchange rate risk due to revenues and expenses denominated in foreign currencies, with the primary exposures being the Japanese Yen and Australian Dollar. To manage exchange rate risk, the Company executes its international revenue and expense transactions in the same foreign currency to the extent practicable. The Company enters into foreign currency forward contracts to further manage the effects of fluctuating exchange rates. The effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue. The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized as nonoperating income (expense).
The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $14.4 million into earnings over the next 12 months from AOCI based on the values at December 31, 2014.
Negative Arbitrage Derivative
In 2013, the Company created two pass-through trusts, which issued $444.5 million aggregate principal amount of EETCs. See Note 8 for further information related to the EETCs. In accordance with the related agreements, the Company is obligated to pay the interest that accrues on the proceeds and is also entitled to the benefits of the income generated from the same proceeds. The difference between the interest owed to the pass-through trusts and the interest generated from the proceeds introduces an element of variability that could cause the associated cash flows to fluctuate. This variability requires the Company's obligation to the trusts to be recognized as a derivative in the Company's consolidated financial statements. During the year ended December 31, 2014, approximately $12.4 million of the derivative was reduced in connection with the interest payments made to the trusts.
The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivative positions as of December 31, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$57,400 U.S. dollars	April 2023	$—	$(26)	$(26)
	Other liabilities and deferred credits(1)			—	(103)	(103)
Foreign currency derivatives	Prepaid expenses and other	6,909,050 Japanese Yen 51,380 Australian Dollars	December 2015	13,921	—	13,921
	Long-term prepayments and other	3,758,500 Japanese Yen 13,080 Australian Dollars	November 2016	4,565	—	4,565
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	7,714,291 Japanese Yen 43,546 Australian Dollars	December 2015	1,191	—	1,191
	Long-term prepayments and other	2,762,000 Japanese Yen 3,500 Australian Dollars	August 2016	69	—	69
Fuel derivative contracts	Other accrued liabilities	90,994 gallons	December 2015	32,637	(71,447)	(38,810)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(500)	(500)
______________________________________________

(1)	Represents the noncurrent portion of the $57 million interest rate derivative with final maturity in April 2023.
Derivative positions as of December 31, 2013

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Prepaid expenses and other	$63,800 U.S. dollars	April 2023	$196	$—	$196
	Long-term prepayments and other (1)			925	—	925
Foreign currency derivatives	Prepaid expenses and other	10,500,321 Japanese Yen 10,895,370 Korean Won 62,659 Australian Dollars 4,821 New Zealand Dollars	December 2014	9,946	(450)	9,496
	Long-term prepayments and other	1,980,949 Japanese Yen 16,681 Australian Dollars	May 2015	1,673	—	1,673
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	6,180 Japanese Yen 58 Australian Dollars	December 2014	577	(229)	348
	Other accrued liabilities			298	(509)	(211)
Fuel derivative contracts	Prepaid expenses and other	84,714 gallons	December 2014	13,587	(7,494)	6,093
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(12,250)	(12,250)
	Other liabilities and deferred credits (2)			—	(615)	(615)
__________________________________________________________
(1) Represents the noncurrent portion of the $64 million interest rate derivative with final maturity in April 2023.
(2) Represents the noncurrent portion of the $445 million negative arbitrage derivative with final maturity in January 2015.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives (effective portion)		(Gain) Loss reclassified from AOCI into income (effective portion)		Gain recognized in nonoperating (income) expense (ineffective portion)
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2014	2013	2014	2013	2014	2013
	(in thousands)
Foreign currency derivatives	$(17,295)	$(22,781)	$(9,943)	$(9,016)	$—	$(760)
Interest rate derivatives	1,249	(1,593)	813	656	—	—
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
The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of December 31, 2014 was $38.8 million.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $0.6 million in collateral posted with its counterparties as of December 31, 2014 and no collateral posted with its counterparties as of December 31, 2013.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.
The following tables reconciles the Company's net derivative positions to the financial statement line item within the Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Interest rate derivative	$—	$196
Foreign currency derivatives	15,113	9,844
Fuel derivative contracts	—	6,093
Prepaid expenses	35,815	35,067
Other	2,454	452
Prepaid expenses and other	$53,382	$51,652

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2014	2013
Interest rate derivative	$—	$925
Foreign currency derivatives	4,633	1,673
Deposits	36,295	28,144
Maintenance reserves	10,457	9,650
Debt issuance costs	30,851	35,781
Other	13,989	15,780
Long-term prepayments and other	$96,225	$91,953

	December 31,
	2014	2013
Foreign currency derivatives	$—	$211
Interest rate derivative	26	—
Fuel derivative contracts	38,810	—
Negative arbitrage derivative	500	12,250
Accrued payroll and related	57,661	48,088
Accrued taxes	12,582	11,670
Other	32,340	25,352
Other accrued liabilities	$141,919	$97,571

	December 31,
	2014	2013
Interest rate derivative	$103	$—
Negative arbitrage derivative	—	615
Lease related obligations	35,934	26,303
Deferred revenue	34,764	32,299
Other	1,849	207
Other liabilities and deferred credits	$72,650	$59,424
7. Intangible Assets
The following tables summarize the gross carrying values of intangible assets less accumulated amortization, and the useful lives assigned to each asset.

	As of December 31, 2014
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft and engine leases	$8,674	$(8,674)	$—	7	(*)
Favorable aircraft maintenance contracts	18,200	(12,305)	5,895	14	(*)
Frequent flyer program—customer relations	12,200	(10,580)	1,620	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(2,875)	785	12
Total intangible assets	$55,734	$(34,434)	$21,300

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2013
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Frequent flyer program—marketing relationships	$119,900	$(119,900)	$—
Favorable aircraft and engine leases	32,710	(32,710)	—
Favorable aircraft maintenance contracts	18,200	(11,069)	7,131
Frequent flyer program—customer relations	12,200	(9,476)	2,724
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(2,575)	1,085
Total intangible assets	$199,670	$(175,730)	$23,940
_______________________________________________________________________________
(*)    Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy). The useful lives ranged from seven years for a favorable aircraft lease to sixteen years for a favorable aircraft maintenance contract.
Amortization expense related to the above intangible assets was $2.6 million, $2.6 million and $18.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization of the favorable aircraft and engine leases and the favorable aircraft maintenance contracts are included in aircraft rent and maintenance materials and repairs, respectively, in the accompanying Consolidated Statements of Operations. The estimated future amortization expense as of December 31, 2014 for the intangible assets subject to amortization is as follows (in thousands):

2015	$2,640
2016	2,052
2017	1,421
2018	1,236
2019	951
$8,300

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Debt
Long-term debt (including capital lease obligations) net of unamortized discounts is outlined as follows:

	2014	2013
	(in thousands)
Airbus A330-200 Aircraft Facility Agreements, interest rates ranging from 5.37%- 6.46%, quarterly principal and interest payments, maturing in 2023 - 2024(1)	$270,154	$353,723
Class A EETC, fixed interest rate of 3.9%, interest-only semiannual payments which started in January 2014, principal and interest payments which started in January 2015 and maturing in January 2026(2)	328,260	56,000
Class B EETC, fixed interest rate of 4.95%, interest-only semiannual payments which started in January 2014, principal and interest semiannual payments which started in January 2015 and maturing in January 2022(2)	116,280	20,110
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, the remaining balance of $39.7 million due at maturity on June 2019(1)	136,792	154,422
Five year 5% unsecured convertible notes, with interest only semiannual payments, and the remaining balance due at maturity on March 15, 2016(4)	71,120	86,250
Boeing 767 Aircraft Facility Agreement, variable interest rate of 2.91% at December 31, 2014, quarterly principal and interest payments, maturing in December 2018(1)	29,881	35,000
Capital lease obligations (see Note 9)	101,740	110,668
Total debt and capital lease obligations	$1,054,227	$816,173
Less:
Unamortized discount on convertible note(3)	(4,590)	(9,700)
Current maturities	(156,349)	(62,187)
Long-Term Debt, less discount, and Capital Lease Obligations	$893,288	$744,286
_______________________________________________________________________________

(1)	Aircraft Facility Agreements are secured by aircraft.

(2)	The equipment notes underlying these EETCs are the direct obligations of Hawaiian.

(3)	As of December 31, 2014, the Convertible Note discount is being amortized to interest expense over the remaining term of 1.25 years.

(4)
During the three months ended December 31, 2014 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending March 31, 2015.  Therefore, the principal balance could be settled in as early as 2015 and is classified as a current liability in the Consolidated Balance Sheets.

Enhanced Equipment Trust Certificates (EETC)
In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, one of which issued $328.2 million aggregate principal amount of Class A pass-through certificates with a stated interest rate of 3.9% and the second of which issued $116.3 million aggregate principal amount of Class B pass-through certificates with a stated interest rate of 4.95%. During the year ended December 31, 2014, the Company received $368.4 million in proceeds from the issuance of the equipment notes, which it used to fund a portion of the purchase price of five Airbus aircraft. The equipment notes are secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes will be fully and unconditionally guaranteed by the Company. The Company issued the equipment notes to the trusts as aircraft were delivered to Hawaiian. Hawaiian recorded the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates. In connection with the consummation of the EETC financing transaction, Hawaiian was required to deposit $16.0 million into a collateral account, of which $14.4 million was released during the year ended December 31, 2014. The funds held in this account are under the control of a third party. Accordingly, these funds are classified as restricted cash in the Company's Consolidated Balance Sheets.
The Company evaluated whether the pass-through trusts formed are variable interest entities ("VIEs") required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Convertible Notes
On March 23, 2011, the Company issued $86.25 million principal amount of convertible notes (the Convertible Notes) due March 15, 2016. The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum. Interest is paid semiannually, in arrears, on March 15 and September 15 each year.
Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company's common stock (or a total of approximately 10.9 million shares), which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes. Upon conversion, the Company will have the right, at the Company's election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. As of December 31, 2014, the Company has the intent and ability to settle the principal balance of the Convertible Notes in cash. Holders may convert their Convertible Notes at their option at any time prior to November 15, 2015, only if one of the following conditions has been met (a condition permitting conversion in the first quarter of 2015 was met as of December 31, 2014):

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
Amortization of the discount allocated to the debt component of the Convertible Notes for the years ended December 31, 2014, 2013 and 2012 was $4.1 million, $3.9 million and $3.5 million, respectively, and interest expense for the years ended December 31, 2014, 2013, and 2012 was $4.3 million, $4.8 million and $4.8 million, respectively.
As of December 31, 2014, the if-converted value of the notes, which assumes that the notes will be converted into shares of the Company's common stock, exceeded the principal amount by $163.9 million.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Convertible Note Repurchase
During 2014, the Company repurchased $15.1 million in principal of its Convertible Notes for $42.7 million. This cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity. As of December 31, 2013, the carrying value of the equity component of the Convertible Notes was $19.5 million. In 2014, the carrying value was reduced by $27.6 million in connection with the repurchase of the Convertible Notes. The effective interest rate on the liability component during the year ended December 31, 2014 was 11%.

The repurchase of the Convertible Notes resulted in a loss on extinguishment of $1.4 million, which classified as Interest expense and amortization of debt discounts and issuance costs in the Consolidated Statement of Operations.

Debt Extinguishment

In October 2014, Hawaiian extinguished $54.2 million of existing debt under a secured financing agreement, which was originally scheduled to mature in October 2023. This debt extinguishment resulted in a loss of $2.3 million, which was reported as Interest expense and amortization of debt discounts and issuance costs in the Consolidated Statement of Operations.

Revolving Credit Facilities

In September 2014, Hawaiian terminated its secured revolving credit facility with Wells Fargo Capital Finance LLC, which provided for a secured revolving credit facility of up to $75 million.

In November 2014, Hawaiian entered into a credit agreement with Citigroup Global Markets Inc. providing for a secured revolving credit and letter of credit facility ("Revolving Credit Facility") in an amount of up to $175 million, maturing in November 2017. Hawaiian may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, and ground support equipment, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at Hawaiian's option: (1) a variable rate equal to the London interbank offer rate plus a margin of 3.0%; or (2) another rate based on certain market interest rates plus a margin of 2.0%. Hawaiian is also subject to compliance and liquidity covenants under the Revolving Credit Facility.
As of December 31, 2014 the Company had no outstanding borrowing under the Revolving Credit Facility.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Schedule of Maturities of Long-Term Debt
As of December 31, 2014, the scheduled maturities of long-term debt are as follows (in thousands):

2015	$151,722
2016	82,861
2017	82,092
2018	87,425
2019	99,070
Thereafter	449,317
$952,487
9. Leases
As of December 31, 2014, the Company had lease contracts for 16 of its 50 aircraft. Of the 16 lease contracts, 3 aircraft lease contracts were accounted for as capital leases, with the remaining 13 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from approximately 1 to 11 years.
As of December 31, 2014, the scheduled future minimum rental payments under capital leases and operating leases with noncancelable basic terms of more than one year are as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2015	$13,705	$1,190	$102,972	$5,228
2016	13,803	1,223	86,260	5,104
2017	13,803	1,180	81,988	4,404
2018	13,803	1,280	81,238	4,268
2019	13,803	1,412	81,094	3,922
Thereafter	45,742	9,279	171,662	22,335
	114,659	15,564	$605,214	$45,261
Less amounts representing interest	(24,379)	(4,104)
Present value of minimum capital lease payments	$90,280	$11,460
10. Income Taxes
The significant components of income tax expense are as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$—	$—	$—
State	1,437	450	1,216
	1,437	450	1,216
Deferred
Federal	$38,865	$30,542	$27,936
State	4,219	3,564	3,397
	43,084	34,106	31,333
Income tax expense	$44,521	$34,556	$32,549

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax expense computed at the statutory federal rate	$39,707	$30,243	$30,025
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	3,677	2,631	2,999
Nondeductible meals	925	971	910
Other	212	711	(1,385)
Income tax expense	$44,521	$34,556	$32,549
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company's management assesses the realizability of its deferred tax assets, and records a valuation allowance when it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. As result of the Company's assessment, a valuation allowance was not recorded as of December 31, 2014.
The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$155,353	$100,907
Leases	7,674	7,009
Air traffic liability	11,951	10,390
Federal and state net operating loss carryforwards	122,134	91,911
Alternative minimum tax credit carryforwards	5,913	7,447
Other assets	43,137	24,782
Total deferred tax assets	$346,162	$242,446
Deferred tax liabilities:
Intangible assets	$(8,056)	$(9,050)
Plant and equipment, principally accelerated depreciation	(358,717)	(252,902)
Other liabilities	925	(4,119)
Total deferred tax liabilities	(365,848)	(266,071)
Net deferred tax liability	$(19,686)	$(23,625)
As of December 31, 2014, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $5.9 million, which is available for an indefinite period, and federal and state net operating loss carryforwards of $365.8 million. The tax benefit of the net operating loss carryforwards as of December 31, 2014 was $122.1 million, substantially all of which will not begin to expire until 2031.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. As of December 31, 2014, and 2013, the Company had no unrecognized tax benefits related to uncertain tax positions.
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

11. Employee Benefit Plans
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
The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2014		2013
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$(397,209)	$(154,864)	$(421,884)	$(183,944)
Service cost	(1,359)	(10,868)	(2,555)	(13,596)
Interest cost	(19,125)	(8,527)	(17,389)	(7,888)
Actuarial gains (losses)	(84,723)	(42,964)	25,213	47,296
Benefits paid	22,205	3,736	19,406	3,319
less: federal subsidy on benefits paid	N/A	(58)	N/A	(51)
Plan amendments	—	(2,453)	—	—
Benefit obligation at end of year(a)	$(480,211)	$(215,998)	$(397,209)	$(154,864)
Change in plan assets
Fair value of assets, beginning of year	$270,005	$15,129	$238,134	$12,418
Actual return on plan assets	13,855	695	35,344	766
Employer contribution	6,159	5,577	15,933	5,264
Benefits paid	(22,205)	(3,736)	(19,406)	(3,319)
Fair value of assets at end of year	$267,814	$17,665	$270,005	$15,129
Unfunded status at December 31,	$(212,397)	$(198,333)	$(127,204)	$(139,735)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(18)	$(2,848)	$(17)	$(2,816)
Noncurrent benefit liability	(212,379)	(195,485)	(127,187)	(136,919)
	$(212,397)	$(198,333)	$(127,204)	$(139,735)
Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$145,823	$50,078	$57,265	$6,435
Prior service cost (credit)	(53)	2,203	(55)	(22)
	$145,770	$52,281	$57,210	$6,413
_______________________________________________________________________________

(a)	The accumulated pension benefit obligation as of December 31, 2014 and 2013 was $475.4 million and $391.5 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost:

	2014		2013		2012
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$1,359	$10,868	$2,555	$13,596	$2,723	$11,152
Interest cost	19,125	8,527	17,389	7,888	18,993	8,548
Expected return on plan assets	(18,337)	(1,037)	(15,348)	(912)	(15,253)	(819)
Recognized net actuarial loss (gain)	645	(326)	6,246	2,414	4,653	2,717
Prior service cost (credit)	(2)	229	(2)	(2)	(2)	(2)
Net periodic benefit cost	$2,790	$18,261	$10,840	$22,984	$11,114	$21,596
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$89,204	$43,318	$(45,209)	$(47,143)	$17,178	$11,148
Current year prior service cost	—	2,453	—	—	—	—
Amortization of actuarial gain (loss)	(645)	326	(6,246)	(2,414)	(4,653)	(2,717)
Amortization of prior service cost (credit)	2	(229)	2	2	2	2
Total recognized in other comprehensive loss	$88,561	$45,868	$(51,453)	$(49,555)	$12,527	$8,433
Total recognized in net periodic benefit cost and other comprehensive loss	$91,351	$64,129	$(40,613)	$(26,571)	$23,641	$30,029
The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension		Postretirement		Disability
	2014	2013	2014	2013	2014	2013
Discount rate to determine net periodic benefit expense	5.01%	4.10%	5.21%	4.24%	4.99%	4.06%
Discount rate to determine projected benefit obligation	4.19%	5.01%	4.30%	5.21%	4.16%	4.99%
Expected return on plan assets	6.92%	6.55%	N/A	N/A	5.92%	6.15%
Rate of compensation increase	Various+	Various+	N/A	N/A	Various+	Various+
Health care trend rate to determine net periodic benefit expense	N/A	N/A	8.00%	8.00%	N/A	N/A
Health care trend rate in 2019	N/A	N/A	4.75%	4.75%	N/A	N/A
Health care trend rate to determine projected benefit obligation	N/A	N/A	7.50%	8.00%	N/A	N/A
Health care trend rate in 2018	N/A	N/A	4.75%	4.75%	N/A	N/A
_______________________________________________________________________________

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase which range from 1.8% to 6.5% in 2014 and 1.5% to 6.0% in 2013.

++	Expected return on plan assets used to determine the net periodic benefit expense for 2015 is 6.89% for Pension and 5.40% for Disability.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

In 2014, the Company adopted a new mortality rate table and mortality improvement scale to calculate its pension and other postretirement benefit obligations. The adoption of these mortality rates had the following effects:

(in thousands)
Increase in pension obligation as of December 31, 2014	$29,842
Increase in other postretirement benefit obligation as of December 31, 2014	20,757
A change in the assumed health care cost trend rates would have the following effects:

	100 Basis Point Increase	100 Basis Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2014	$43,228	$(33,189)
Effect on total service and interest cost for the year ended December 31, 2014	3,897	(2,988)
Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 are as follows:

	Pension	Other
	(in thousands)
Actuarial loss	$8,296	$2,422
Amortization of prior service credit	(2)	(2)
To be recognized in net periodic benefit cost from accumulated other comprehensive loss	$8,294	$2,420
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. The actual allocation of our pension and disability plan assets and the target allocation of assets by category at December 31, 2014 are as follows:

	Asset Allocation
	2014	Target
Equity securities	59%	60%
Fixed income securities	36%	35%
Real estate investment trusts	5%	5%
	100%	100%
As discussed in Note 5, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 —	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

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
The table below presents the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Equity index funds	$159,299	$—	$159,299	$—
Fixed income funds	92,801	—	92,801	—
Real estate investment fund	13,154	—	13,154	—
Insurance company pooled separate account	2,113	—	2,113	—
Total	$267,367	$—	$267,367	$—
Postretirement Assets:
Common collective trust fund	$17,565	$—	$17,565	$—

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Pension Plan Assets:
Cash equivalents	$164	$164	$—	$—
Common stock	2	2	—	—
Equity index funds	160,286	—	160,286	—
Fixed income funds	89,086	—	89,086	—
Real estate investment fund	12,237	—	12,237	—
Insurance company pooled separate account	1,281	—	1,281	—
Total	$263,056	$166	$262,890	$—
Postretirement Assets:
Common collective trust fund	$15,063	$—	$15,063	$—
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Based on current legislation and current assumptions, the minimum required contribution that the Company is required to make to Hawaiian's defined benefit pension plans and disability plan during 2015 is $5.1 million. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2015	$21,967	$3,982	$(54)
2016	23,341	4,674	(61)
2017	24,705	5,355	(70)
2018	26,014	6,068	(80)
2019	27,171	6,859	(90)
2020 - 2022	145,159	47,521	(643)
	$268,357	$74,459	$(998)
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground and salaried personnel. Contributions to the Company's defined contribution plans were $27.3 million, $25.1 million and $21.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
12. Capital Stock and Share-based Compensation
Common Stock
The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.
No dividends were paid by the Company during the years ended December 31, 2014, 2013 or 2012. Provisions in certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.
Special Preferred Stock
The IAM, AFA, and ALPA each hold one share of Special Preferred Stock, which entitles each union to nominate one director to the Company's Board of Directors. In addition, each series of the Special Preferred Stock, unless otherwise specified: (i) ranks senior to the Company's common stock and ranks pari passu with each other series of Special Preferred Stock with respect to liquidation, dissolution and winding up of the Company and will be entitled to receive $0.01 per share before any payments are made, or assets distributed to holders of any stock ranking junior to the Special Preferred Stock; (ii) has no dividend rights unless a dividend is declared and paid on the Company's common stock, in which case the Special Preferred Stock would be entitled to receive a dividend in an amount per share equal to two times the dividend per share paid on the common stock; (iii) is entitled to one vote per share of such series and votes with the common stock as a single class on all matters submitted to holders of the Company's common stock; and (iv) automatically converts into the Company's common stock on a 1:1basis, at such time as such shares are transferred or such holders are no longer entitled to nominate a representative to the Company's Board of Directors pursuant to their respective collective bargaining agreements.
Share-Based Compensation
Total share-based compensation expense recognized by the Company under ASC 718 was $6.7 million, $4.6 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, $7.8 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.3 million for stock options and other stock awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.1 years.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Options
The aggregate intrinsic value of stock options outstanding as of December 31, 2014 and 2013 was $7.6 million and $9.7 million, respectively. The aggregate intrinsic value of stock options exercisable as of December 31, 2014 and 2013 was $7.5 million and $9.7 million, respectively. The intrinsic value of stock options exercised during the year ended December 31, 2014, 2013 and 2012 was $15.9 million, $2.7 million and $0.4 million, respectively.
Performance-Based Stock Awards
During 2014, the Company granted performance-based stock awards covering 348,009 shares of Company Common Stock (the Target Award) with a maximum payout of 598,690 shares of Common Stock (the Maximum Award) to employees pursuant to the Company's 2005 Stock Incentive Plan. These awards vest over a period of three years. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.
The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2013	1,142,592	$5.88
Granted during the period	348,009	10.04
Vested during the period	(353,344)	5.89
Forfeited during the period	(133,628)	6.89
Non-vested at December 31, 2014	1,003,629	$7.19
Time-Based Stock Awards
During 2014, the Company awarded 337,333 time-based stock awards to employees and non-employee directors, pursuant to the Company's 2005 Stock Incentive Plan. These stock awards vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date.
The following table summarizes information about outstanding time-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at December 31, 2013	560,898	$5.86
Granted during the period	337,333	12.50
Vested during the period	(376,408)	7.04
Forfeited during the period	(83,862)	7.40
Non-vested at December 31, 2014	437,961	$9.66
13. Commitments and Contingent Liabilities
Commitments
The Company has operating commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for our Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2024.
Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the next five years and thereafter are detailed below:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Capital	Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
2015	$203,156	$70,003	$273,159	$181,190	$91,969
2016	67,381	57,911	125,292	—	125,292
2017	234,250	57,714	291,964	—	291,964
2018	411,406	51,019	462,425	—	462,425
2019	497,018	46,669	543,687	—	543,687
Thereafter	434,841	264,037	698,878	—	698,878
	$1,848,052	$547,353	$2,395,405	$181,190	$2,214,215
_______________________________________________________________________________

*	See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

A330-800neo and Rolls-Royce Agreements

In December 2014, Hawaiian entered into an amendment (the "Purchase Agreement Amendment") to the Airbus A330/A350WXB Purchase Agreement to convert its order for six firm A350XWB-800 aircraft with an additional six purchase rights into an order for six firm A330-800neo aircraft with an additional four options and two purchase rights. The Purchase Agreement Amendment provides for delivery, subject to certain flexibility rights, of six A330-800neo aircraft starting in 2019. The aircraft will be powered by Rolls-Royce Trent 7000 engines.

In December 2014, Hawaiian entered into a General Terms Agreement with Rolls-Royce for the supply of products and services in support of the Trent 7000 engines to be installed on the Airbus A330-800neo aircraft. The General Terms Agreement includes the terms for the supply of spare engines, product warranties and performance guarantees. The General Terms Agreement also includes the provision of TotalCare maintenance for the engines while in service with Hawaiian.

Purchase Assignment and Lease Financing Agreement

In December 2014, Hawaiian entered into an agreement with a third-party aircraft lessor for the purchase assignment and leaseback of three Airbus A330-200 aircraft scheduled for delivery in 2015 with total committed lease financing of $181 million. Both the gross capital commitment for the cost of the aircraft and the committed financing are reflected in the table above. The agreement has an initial lease term of 12 years and fixed monthly rental payments that will be determined upon delivery of the aircraft.

The anticipated future minimum payments for this lease are $16.2 million in 2015, $25.3 million in each of the years 2016 through 2019, and $186.3 million thereafter.
Litigation and Contingencies
The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company's operations, business or financial condition.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Credit Card Holdback
Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $5.0 million at December 31, 2014 and 2013.
In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.
14. Geographic Information
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
The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$1,683,487	$1,493,295	$1,378,498
Pacific	631,392	662,570	583,855
Total operating revenue	$2,314,879	$2,155,865	$1,962,353
Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.
15. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$42,242	$36,574	$35,153
Cash payments (refunds) for income taxes	(1,882)	2	(16,913)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	—	11,840	111,921

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

16. Condensed Consolidating Financial Information
The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 16 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 8, the Company (which is also referred to in this Note 16 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes to be issued by Hawaiian to purchase new aircraft.
Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,311,200	$4,029	$(350)	$2,314,879
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	678,253	—	—	678,253
Wages and benefits	—	447,446	—	—	447,446
Aircraft rent	—	106,422	—	—	106,422
Maintenance materials and repairs	—	223,783	1,836	—	225,619
Aircraft and passenger servicing	—	122,780	—	—	122,780
Commissions and other selling	49	122,480	76	(87)	122,518
Depreciation and amortization	—	94,146	2,228	—	96,374
Other rentals and landing fees	5	87,897	—	—	87,902
Other	5,258	176,466	972	(263)	182,433
Total	5,312	2,059,673	5,112	(350)	2,069,747
Operating Income (Loss)	(5,312)	251,527	(1,083)	—	245,132
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	78,702	—	—	(78,702)	—
Interest expense and amortization of debt discounts and issuance costs	(8,894)	(55,346)	—	—	(64,240)
Interest income	185	1,499	—	—	1,684
Capitalized interest	—	8,024	—	—	8,024
Losses on fuel derivatives	—	(63,471)	—	—	(63,471)
Other, net	(1,433)	(12,249)	—	—	(13,682)
Total	68,560	(121,543)	—	(78,702)	(131,685)
Income (Loss) Before Income Taxes	63,248	129,984	(1,083)	(78,702)	113,447
Income tax expense (benefit)	(5,678)	50,199	—	—	44,521
Net Income (Loss)	$68,926	$79,785	$(1,083)	$(78,702)	$68,926
Comprehensive Loss	$(11,200)	$(341)	$(1,083)	$1,424	$(11,200)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2012

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,962,571	$41	$(259)	$1,962,353
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	631,741	—	—	631,741
Wages and benefits	—	376,574	—	—	376,574
Aircraft rent	—	98,786	—	—	98,786
Maintenance materials and repairs	—	183,552	—	—	183,552
Aircraft and passenger servicing	—	103,825	—	—	103,825
Commissions and other selling	—	114,366	—	(42)	114,324
Depreciation and amortization	—	85,599	—	—	85,599
Other rentals and landing fees	—	85,623	—	—	85,623
Other	4,712	148,300	136	(217)	152,931
Total	4,712	1,828,366	136	(259)	1,832,955
Operating Income (Loss)	(4,712)	134,205	(95)	—	129,398
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	61,388	—	—	(61,388)	—
Interest expense and amortization of debt discounts and issuance costs	(8,330)	(35,192)	—	—	(43,522)
Interest income	114	466	—	—	580
Capitalized interest	—	10,524	—	—	10,524
Losses on fuel derivatives	—	(11,330)	—	—	(11,330)
Other, net	—	136	—	—	136
Total	53,172	(35,396)	—	(61,388)	(43,612)
Income (Loss) Before Income Taxes	48,460	98,809	(95)	(61,388)	85,786
Income tax expense (benefit)	(4,777)	37,326	—	—	32,549
Net Income (Loss)	$53,237	$61,483	$(95)	$(61,388)	$53,237
Comprehensive Income (Loss)	$41,523	$49,769	$(95)	$(49,674)	$41,523

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,532	$179,676	$4,879	$—	$264,087
Restricted cash	—	6,566	—	—	6,566
Short-term investments	—	260,121	—	—	260,121
Accounts receivable, net	63	80,289	531	(146)	80,737
Spare parts and supplies, net	—	18,011	—	—	18,011
Deferred tax assets, net	—	21,943	—	—	21,943
Prepaid expenses and other	12	53,281	89	—	53,382
Total	79,607	619,887	5,499	(146)	704,847
Property and equipment at cost	—	2,006,274	34,726	—	2,041,000
Less accumulated depreciation and amortization	—	(365,279)	(2,228)	—	(367,507)
Property and equipment, net	—	1,640,995	32,498	—	1,673,493
Long-term prepayments and other	537	95,688	—	—	96,225
Restricted cash	—	—	—	—	—
Deferred tax assets, net	20,556	—	—	(20,556)	—
Goodwill and other intangible assets, net	—	127,963	—	—	127,963
Intercompany receivable	—	15,081	—	(15,081)	—
Investment in consolidated subsidiaries	351,391	—	—	(351,391)	—
TOTAL ASSETS	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$514	$96,196	$696	$(146)	$97,260
Air traffic liability	—	421,547	2,789	—	424,336
Other accrued liabilities	1,686	140,088	145	—	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	66,530	89,819	—	—	156,349
Total	68,730	747,650	3,630	(146)	819,864
Long-term debt and capital lease obligations	—	893,288	—	—	893,288
Intercompany payable	15,081	—	—	(15,081)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	407,864	—	—	407,864
Other liabilities and deferred credits	1,047	70,853	750	—	72,650
Deferred tax liabilities, net	—	62,185	—	(20,556)	41,629
Total	1,047	540,902	750	(20,556)	522,143
Shareholders' equity	367,233	317,774	33,617	(351,391)	367,233
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(8,303)	$305,969	$2,764	$—	$300,430
Cash Flows From Investing Activities:
Net payments from subsidiaries	38,791	—	—	(38,791)	—
Additions to property and equipment, including pre-delivery deposits	—	(439,420)	(2,809)	—	(442,229)
Net proceeds from disposition of equipment	—	16,953	—	—	16,953
Purchases of investments	—	(458,592)	—	—	(458,592)
Sales of investments	—	197,046	—	—	197,046
Net cash provided by (used in) investing activities	38,791	(684,013)	(2,809)	(38,791)	(686,822)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	7,001	—	—	—	7,001
Long-term borrowings	—	368,430	—	—	368,430
Repayments of long-term debt and capital lease obligations	(42,754)	(115,246)	—	—	(158,000)
Debt issuance costs	—	(1,519)	—	—	(1,519)
Net payments to parent company	—	(38,791)	—	38,791	—
Change in cash collateral for EETC financing	—	14,434	—	—	14,434
Other	—	(3,251)	—	—	(3,251)
Net cash provided by (used in) financing activities	(35,753)	224,057	—	38,791	227,095
Net decrease in cash and cash equivalents	(5,265)	(153,987)	(45)	—	(159,297)
Cash and cash equivalents—Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents—End of Period	$79,532	$179,676	$4,879	$—	$264,087

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(8,088)	$251,260	$98	$—	$243,270
Cash Flows From Investing Activities:
Net payments from subsidiaries	6,883	—	—	(6,883)	—
Additions to property and equipment, including pre-delivery deposits	—	(328,767)	(13,461)	—	(342,228)
Net proceeds from disposition of equipment	—	14,414	—	—	14,414
Net cash provided by (used in) investing activities	6,883	(314,353)	(13,461)	(6,883)	(327,814)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,376	—	—	—	2,376
Long-term borrowings	—	243,110	—	—	243,110
Repayments of long-term debt and capital lease obligations	—	(113,592)	—	—	(113,592)
Debt issuance costs	—	(13,846)	—	—	(13,846)
Net payments to parent company	—	(6,883)	—	6,883	—
Change in cash collateral for EETC financing	—	(16,000)	—	—	(16,000)
Net cash provided by financing activities	2,376	92,789	—	6,883	102,048
Net increase (decrease) in cash and cash equivalents	1,171	29,696	(13,363)	—	17,504
Cash and cash equivalents—Beginning of Period	83,626	303,967	18,287	—	405,880
Cash and cash equivalents—End of Period	$84,797	$333,663	$4,924	$—	$423,384

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
Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases
The Company and Hawaiian are party to a Credit and Guaranty Agreement (Credit Agreement), dated as of November 7, 2014, that provides for a Revolving Credit Facility. See further discussion of the Revolving Credit Facility at Note 8. Pursuant to the terms of the Credit Agreement, neither Hawaiian nor any other subsidiary of the Company will directly or indirectly declare or pay any dividend, or purchase, redeem or otherwise acquire or retire for value any equity interests of the Company unless certain conditions are met.
Long-Term Debt
The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Notes described in Note 8.
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

17. Supplemental Financial Information (unaudited)
Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2014:
Operating revenue	$524,858	$575,720	$639,462	$574,839
Operating income	10,037	51,594	106,169	77,332
Nonoperating loss	(18,329)	(6,615)	(47,805)	(58,936)
Net income (loss)	(5,075)	27,327	35,575	11,099
Net Income (Loss) Per Common Stock Share:
Basic	$(0.10)	$0.51	$0.66	$0.20
Diluted	(0.10)	0.43	0.56	0.17
2013:
Operating revenue	$490,754	$533,928	$599,298	$531,885
Operating income (loss)	(11,926)	37,391	74,434	33,848
Nonoperating loss	(15,453)	(19,176)	(7,016)	(5,692)
Net income (loss)	(17,145)	11,316	40,604	17,079
Net Income (Loss) Per Common Stock Share:
Basic	$(0.33)	$0.22	$0.78	$0.33
Diluted	(0.33)	0.21	0.76	0.31
The sum of the quarterly net income (loss) per common stock share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.
The Company's quarterly financial results are subject to seasonal fluctuations. Historically its second and third quarter financial results, which reflect periods of higher travel demand, are better than its first and fourth quarter financial results.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hawaiian Holdings, Inc.
We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Hawaiian Holdings, Inc. and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 9, 2015

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2014, 2013 and 2012.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2014, 2013 and 2012.
iv.    Consolidated Balance Sheets, December 31, 2014 and 2013.
v.    Consolidated Statements of Shareholders' Equity Years ended December 31, 2014, 2013 and 2012.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013 and 2012.
vii.    Notes to Consolidated Financial Statements.
(2)Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.
The information required by Schedule I, "Condensed Financial Information of Registrant" has been provided in Note 16 to the consolidated financial statements. All other schedules have been omitted because they are not required.

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

10.16
Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 26, 2010, File No. 001-31443).*+

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

10.22
Form of Executive Severance Agreement entered into with each of Scott E. Topping (November 12, 2012), Ronald Anderson-Lehman (November 7, 2012), Barbara D. Falvey (November 7, 2012), Sean Menke (October 30, 2014)Charles R. Nardello (November 7, 2012), Glenn G. Taniguchi (November 19, 2012) and Hoyt H. Zia (November 7, 2012) (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 25, 2012).*+

10.23
Amended and Restated Credit Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.26 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.23.1
Amendment Number Two to Amended and Restated Credit Agreement, dated as of March 16, 2011, entered into by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto ("the Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 17, 2011).*

10.23.2
Amendment Number Three to Amended and Restated Credit Agreement, Waiver and Extension, dated as of June 28, 2011, entered into by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.4 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011).*

10.23.3
Amendment Number Four to Amended and Restated Credit Agreement and Amendment Number One to Amended and Restated Security Agreement, dated as of October 13, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.26.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012).*

10.23.4
Amendment Number Five to Amended and Restated Credit Agreement and Waiver and Amendment Number Two to Amended and Restated Security Agreement, dated as of July 9, 2012, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., Airline Contract Maintenance and Equipment, Inc. and each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012).*

10.23.5
Amendment Number Six to Amended and Restated Credit Agreement, dated as of January 31, 2013, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.23.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 8, 2013).*

10.23.6
Amendment Number Seven to Amended and Restated Credit Agreement, dated as of December 31, 2013, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, LLC (successor by merger to Wells Fargo Capital Finance, Inc.), as agent for the Lenders (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on January 7, 2014).*

10.24
Amended and Restated General Continuing Guaranty, dated as of December 10, 2010, by Hawaiian Holdings, Inc. in favor of Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.27 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.25
Amended and Restated Security Agreement, dated as of December 10, 2010, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., those additional entities party thereto from time to time and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.28 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.26
Amended and Restated Engine and Spare Parts Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.29 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.27
Consolidated, Supplemented, Amended and Restated Aircraft Security Agreement, dated as of December 10, 2010, by and between Hawaiian Airlines, Inc. and Wells Fargo Capital Finance, Inc., in its capacity as agent for the Lender Group and the Bank Product Providers (each as defined therein) (filed as Exhibit 10.30 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.28
Waiver, Extension, and Amendment under Credit Agreement, dated as of January 24, 2011, by and among Hawaiian Holdings, Inc., Hawaiian Airlines, Inc., each of the lenders party thereto (the "Lenders") and Wells Fargo Capital Finance, Inc., as agent for the Lenders (filed as Exhibit 10.31 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.29
Registration Rights Agreement, dated as of June 1, 2005, by and between Hawaiian Holdings, Inc. and RC Aviation, LLC (filed as Exhibit 10.12 to the Form 8-K filed by Hawaiian Holdings,  Inc. on June 7, 2005).*

10.30
Warrant, dated November 17, 2005, granted to RC Aviation, LLC (and subsequently distributed to its members) to purchase the Common Stock of Hawaiian Holdings, Inc. (filed as Exhibit 10.44 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.31
Aircraft Purchase Agreement, dated as of February 16, 2006, by and among Wilmington Trust Company, not in its individual capacity but solely as owner trustee, Marathon Structured Finance Fund, L.P., and Hawaiian Airlines, Inc., relating to the purchase of three Boeing 767-332 aircraft bearing manufacturer's serial numbers 23275, 23277 and 23278 and FAA registration numbers N116DL, N118DL, and N119DL (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.32
Aircraft Purchase and Sale Agreement, dated as of February 24, 2006, by and between Wilmington Trust Company, not in its individual capacity but solely as owner trustee, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-332 aircraft bearing manufacturer's serial number 23276 and FAA registration number N117DL (filed as Exhibit 10.46 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*

10.33
Purchase Agreement, dated as of December 21, 2006, by and between AWMS I, a Delaware statutory trust, and Hawaiian Airlines, Inc., relating to the purchase of one Boeing 767-300ER aircraft bearing manufacturer's serial number 28139 (filed as Exhibit 10.48 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007). Hawaiian Airlines, Inc. also entered into purchase agreements with AWMS I relating to the purchase of two Boeing 767-300ER aircraft bearing manufacturer's serial numbers 28140 and 28141, which purchase agreements are substantially identical to the purchase agreement related to the aircraft bearing manufacturer's serial number 28139, except with respect to the aircraft information, and pursuant to Regulation S-K Item 601, Instruction 2, these purchase agreements were not filed.*

10.34
Loan Agreement No. 28139, dated as of December 21, 2006, by and among Hawaiian Airlines, Inc., C.I.T. Leasing Corporation and such other lenders as may from time to time be party thereto. Hawaiian Airlines, Inc. also entered into Loan Agreement No. 28140 and Loan Agreement No. 28141 (filed as Exhibit 10.49 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007), which loan agreements are substantially identical to Loan Agreement No. 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these loan agreements were not filed.*

10.35
Security Agreement No. 28139, dated as of December 21, 2006, by and between Hawaiian Airlines, Inc. and C.I.T. Leasing Corporation (filed as Exhibit 10.50 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 16, 2007). Hawaiian Airlines, Inc. also entered into Security Agreement 28140 and Security Agreement 28141, which security agreements are substantially identical to Security Agreement 28139, and pursuant to Regulation S-K Item 601, Instruction 2, these security agreements were not filed.*

10.36
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by Hawaiian Holdings,  Inc. on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.1
Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.2
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*

10.36.3
Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.4
Amendment No. 4 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.5
Amendment No. 5 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.4 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 2, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.6
Amendment No. 6 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.7
Amendment No. 7 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.36.8	Amendment No. 8 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.36.9	Amendment No. 9 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.36.10
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

10.39.4	Amendment #4 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.39.5	Amendment #5 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.39.6	Amendment #6 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.39.7	Amendment #7 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.39.8	Amendment #8 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

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

10.62.1	Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.62.2	Amendment #2 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

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

10.80
Agreement dated December 11, 2013 by and among Hawaiian Holdings, Inc., Hirzel Capital Management LLC and Zac S. Hirzel. (filed as Exhibit 10.1 to the form 8-K filed by Hawaiian Holdings,  Inc. on December 11, 2013).*

10.81
Credit and Guaranty Agreement dated as of November 7, 2014 among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc, the lenders party thereto and Citibank, N.A.‡

10.82	General Terms Agreement, dated as of December 17, 2014, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. for Trent 7000 Engines.‡

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2014, 2013, 2012, 2011, and 2010.

21.1	List of Subsidiaries of Hawaiian Holdings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2014	$101	593		—	(559)	(a)	$135
2013	$371	292		—	(562)	(a)	$101
2012	$630	185		—	(444)	(a)	$371
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2014	$12,801	2,193	(b)	—	(495)	(c)	$14,499
2013	$10,963	2,471	(b)	—	(633)	(c)	$12,801
2012	$8,824	2,388	(b)	—	(249)	(c)	$10,963

_______________________________________________________________________________

(a)	Doubtful accounts written off, net of recoveries.

(b)	Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)	Spare parts and supplies written off against the allowance for obsolescence.
Note, the Company did not have a tax valuation allowance for the years ended December 31, 2014, 2013 and 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 9, 2015	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Senior Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 2015.

Signature	Title

/s/ MARK B. DUNKERLEY	President and Chief Executive Officer, and Director (Principal Executive Officer)
Mark B. Dunkerley
/s/ SHANNON L. OKINAKA	Senior Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ GREGORY S. ANDERSON	Director
Gregory S. Anderson
/s/ ZAC S. HIRZEL	Director
Zac S. Hirzel
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ BERT T. KOBAYASHI, JR.	Director
Bert T. Kobayashi, Jr.
/s/ TOMOYUKI MORIIZUMI	Director
Tomoyuki Moriizumi
/s/ SAMSON POOMAIHEALANI	Director
Samson Poomaihealani
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern