Form 10-Q
period 2015-03-31
HAWAIIAN HOLDINGS INC
filed 2015-04-24
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or
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

As of April 17, 2015, 54,716,379 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Operating Revenue:
Passenger	$469,145	$468,013
Other	71,135	56,845
Total	540,280	524,858
Operating Expenses:
Aircraft fuel, including taxes and delivery	111,327	171,139
Wages and benefits	120,014	107,494
Aircraft rent	28,371	26,279
Maintenance materials and repairs	55,245	58,310
Aircraft and passenger servicing	28,316	30,221
Commissions and other selling	30,428	31,335
Depreciation and amortization	25,179	22,811
Other rentals and landing fees	22,831	20,562
Other	47,405	46,670
Total	469,116	514,821
Operating Income	71,164	10,037
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(15,518)	(15,010)
Interest income	636	219
Capitalized interest	1,293	2,776
Losses on fuel derivatives	(5,687)	(6,899)
Loss on extinguishment of debt	(6,955)	—
Other, net	(2,934)	585
Total	(29,165)	(18,329)
Income (Loss) Before Income Taxes	41,999	(8,292)
Income tax expense (benefit)	16,116	(3,217)
Net Income (Loss)	$25,883	$(5,075)
Net Income (Loss) Per Share
Basic	$0.47	$(0.10)
Diluted	$0.40	$(0.10)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Net Income (Loss)	$25,883	$(5,075)
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $1,009 and $125 for 2015 and 2014, respectively	1,658	205
Net change in derivative instruments, net of tax benefit of $488 and $3,303 for 2015 and 2014, respectively	(802)	(5,435)
Net change in available-for-sale investments, net of tax expense of $185 for 2015	304	(21)
Total other comprehensive income (loss)	1,160	(5,251)
Total Comprehensive Income (Loss)	$27,043	$(10,326)

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$226,116	$264,087
Restricted cash	5,000	6,566
Short-term investments	262,131	260,121
Accounts receivable, net	96,533	80,737
Spare parts and supplies, net	19,108	18,011
Deferred tax assets, net	22,703	21,943
Prepaid expenses and other	47,019	53,382
Total	678,610	704,847
Property and equipment, less accumulated depreciation and amortization of $368,104 and $367,507 as of March 31, 2015 and December 31, 2014, respectively	1,657,380	1,673,493
Other Assets:
Long-term prepayments and other	92,801	96,225
Intangible assets, less accumulated amortization of $35,094 and $34,434 as of March 31, 2015 and December 31, 2014, respectively	20,640	21,300
Goodwill	106,663	106,663
Total Assets	$2,556,094	$2,602,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$104,353	$97,260
Air traffic liability	523,112	424,336
Other accrued liabilities	125,967	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	100,778	156,349
Total	854,210	819,864
Long-Term Debt and Capital Lease Obligations	861,632	893,288
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	401,264	407,864
Other liabilities and deferred credits	79,367	72,650
Deferred tax liability, net	55,953	41,629
Total	536,584	522,143
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 54,716,379 and 54,455,568 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	547	545
Capital in excess of par value	160,822	251,432
Accumulated income	263,951	238,068
Accumulated other comprehensive loss, net	(121,652)	(122,812)
Total	303,668	367,233
Total Liabilities and Shareholders’ Equity	$2,556,094	$2,602,528

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three months ended March 31,
	2015	2014
	(unaudited)
Net cash provided by Operating Activities	$161,688	$89,455
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(49,633)	(170,240)
Proceeds from purchase assignment and leaseback transaction	37,797	—
Net proceeds from disposition of equipment	908	350
Purchases of investments	(66,125)	(147,978)
Sales of investments	63,640	4,561
Net cash used in investing activities	(13,413)	(313,307)
Cash flows from Financing Activities:
Long-term borrowings	—	147,750
Repayments of long-term debt and capital lease obligations	(28,459)	(15,361)
Repurchase of convertible notes	(156,464)	—
Other	(1,323)	3,070
Net cash provided by (used in) financing activities	(186,246)	135,459
Net decrease in cash and cash equivalents	(37,971)	(88,393)
Cash and cash equivalents - Beginning of Period	264,087	423,384
Cash and cash equivalents - End of Period	$226,116	$334,991

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Early adoption is not permitted. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, and allow for either full retrospective or modified retrospective adoption. The Company is currently evaluating the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have determined that the new standard, once effective, will preclude the Company from accounting for miles earned under its HawaiianMiles customer loyalty program using the incremental cost method, and will require use of the deferred revenue method. This change could have a significant impact on the Company's financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended March 31,		Affected line items in the statement where net income (loss) is presented
	2015	2014
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(3,952)	$(3,618)	Passenger revenue
Interest rate derivative losses, net	187	211	Interest expense
Total before tax	(3,765)	(3,407)
Tax expense	1,422	1,285
Total, net of tax	$(2,343)	$(2,122)
Amortization of defined benefit pension items
Actuarial loss	$2,680	$226	Wages and benefits
Prior service cost (credit)	57	(1)	Wages and benefits
Total before tax	2,737	225
Tax benefit	(1,038)	(125)
Total, net of tax	$1,699	$100
Short-term investments
Realized gain on sales of investments, net	$(10)	$(2)	Other nonoperating income
Total before tax	(10)	(2)
Tax expense	1	—
Total, net of tax	$(9)	$(2)
Total reclassifications for the period	$(653)	$(2,024)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three months ended March 31, 2015 and 2014 is as follows:

Three months ended March 31, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income (loss) before reclassifications, net of tax	(476)	2,017	(41)	313	1,813
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	114	(2,457)	1,699	(9)	(653)
Net current-period other comprehensive income (loss)	(362)	(440)	1,658	304	1,160
Ending balance	$(108)	$12,268	$(133,862)	$50	$(121,652)

Three months ended March 31, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income (loss) before reclassifications, net of tax	(360)	(2,953)	105	(19)	(3,227)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	129	(2,251)	100	(2)	(2,024)
Net current-period other comprehensive income (loss)	(231)	(5,204)	205	(21)	(5,251)
Ending balance	$865	$3,073	$(51,854)	$(21)	$(47,937)

4. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$25,883	$(5,075)
Denominator:
Weighted average common stock shares outstanding - Basic	54,614	52,686
Assumed exercise of stock options and awards	546	—
Assumed conversion of convertible note premium	3,958	—
Assumed conversion of warrants	5,808	—
Weighted average common stock shares outstanding - Diluted	64,926	52,686
Net Income (Loss) Per Share
Basic	$0.47	$(0.10)
Diluted	$0.40	$(0.10)

The table below summarizes those common stock equivalents that could potentially dilute basic earnings (loss) per share in the future but were excluded from the computation of diluted earnings (loss) per share because the instruments were antidilutive.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options	—	805
Deferred stock	—	79
Restricted stock	6	1,482
Convertible note premium	—	10,943
Warrants	—	10,943

In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. As of March 31, 2015, the Company’s 5% Convertible Notes due in 2016 ("Convertible Notes") had an outstanding principal balance of $8.1 million and can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  In 2015, the Company repurchased $63.1 million in principal of the Convertible Notes. The 1.0 million shares into which the currently outstanding Convertible Notes can be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of the Convertible Notes with cash.

During the three months ended March 31, 2015 the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for earnings per share purposes) are included in the Company's computation of diluted earnings per share. Although the average share price of the Company’s common stock during the quarter ended March 31, 2014 exceeded the conversion price of $7.88 per share, shares related to the conversion premium of the Convertible Notes were not included in the Company’s computation of diluted earnings per share in such quarter as the Company was in a net loss position for that period and the effect would have been antidilutive.

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

During the three months ended March 31, 2015 the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share. Therefore, the assumed conversion of the warrants is included in the Company's computation of diluted earnings per share. Although the average share price of the Company’s common stock during the quarter ended March 31, 2014 exceeded the warrant strike price of $10.00 per share, the assumed conversion of the warrants was not included in the Company’s computation of diluted earnings per share in such quarter as the Company was in a net loss position for that period and the effect would have been antidilutive.

5. Short-Term Investments

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

The following is a summary of short-term investments held as of March 31, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015	(in thousands)
Corporate debt	$176,125	$162	$(144)	$176,143
U.S. government and agency debt	44,872	59	(3)	44,928
Municipal bonds	25,035	15	(7)	25,043
Other fixed income securities	16,019	—	(2)	16,017
Total short-term investments	$262,051	$236	$(156)	$262,131

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(in thousands)
Corporate debt	$180,794	$43	$(394)	$180,443
U.S. government and agency debt	38,268	—	(40)	38,228
Municipal bonds	23,849	4	(16)	23,837
Other fixed income securities	17,618	—	(5)	17,613
Total short-term investments	$260,529	$47	$(455)	$260,121

Contractual maturities of short-term investments as of March 31, 2015 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$70,669	$105,474	$176,143
U.S. government and agency debt	17,188	27,740	44,928
Municipal bonds	6,381	18,662	25,043
Other fixed income securities	15,514	503	16,017
Total short-term investments	$109,752	$152,379	$262,131

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$25,248	$5,666	$19,582	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	262,131	—	262,131	—
Fuel derivative contracts:	0
Heating oil put options	20,720	—	20,720	—
Heating oil swaps	710	—	710	—
Foreign currency derivatives	16,342	—	16,342	—
Total assets measured at fair value	$330,151	$10,666	$319,485	$—
Fuel derivative contracts:
Heating oil swaps	$50,929	$—	$50,929	$—
Foreign currency derivatives	45	—	45	—
Interest rate derivative	686	—	686	—
Total liabilities measured at fair value	$51,660	$—	$51,660	$—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$55,072	$35,913	$19,159	$—
Restricted cash	6,566	6,566	—	—
Short-term investments	260,121	—	260,121	—
Fuel derivative contracts:	0
Heating oil put options	32,637	—	32,637	—
Foreign currency derivatives	19,746	—	19,746	—
Total assets measured at fair value	$374,142	$42,479	$331,663	$—

Fuel derivative contracts:
Heating oil swaps	$71,447	$—	$71,447	$—
Interest rate derivative	129	—	129	—
Negative arbitrage derivative	500	—	—	500
Total liabilities measured at fair value	$72,076	$—	$71,576	$500

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

The table below presents disclosures about the activity for the Company’s “Level 3” financial liability during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$500	$12,865
Reduction of balance in connection with interest payment	(500)	(9,197)
Ending balance	$—	$3,668

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
March 31, 2015					December 31, 2014
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
	(in thousands)					(in thousands)
$862,773	$886,293	$—	$8,140	$878,153	$947,897	$956,811	$—	$69,766	$887,045

The fair value estimates of the Company’s debt were based on either market prices or the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar liabilities.

The carrying amounts of cash, other receivables and accounts payable approximate fair value due to the short-term nature of these financial instruments.

7.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2015, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2015	2014
	(in thousands)
Gains (losses) realized at settlement	$(14,591)	$110
Reversal of prior period unrealized amounts	14,413	(1,256)
Unrealized losses on contracts that will settle in future periods	(5,509)	(5,753)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(5,687)	$(6,899)

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
The Company enters into foreign currency forward contracts to further manage the effects of fluctuating exchange rates. The effective portion of the gain or loss of designated cash flow hedges is reported as a component of accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue. The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized as nonoperating income (expense). Foreign currency forward contracts that are not designated as cash flow hedges are recorded at fair value, and any changes in fair value are recognized as other nonoperating income (expense) in the period of change.

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company reclassified $4.0 million in gains from AOCI to passenger revenue during the three months ended March 31, 2015. The Company expects to reclassify a net gain of approximately $14.9 million into earnings over the next 12 months from AOCI based on the values at March 31, 2015.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$55,800 U.S. dollars	April 2023	$—	$(142)	$(142)
	Other liabilities and deferred credits (1)			—	(544)	(544)
Foreign currency derivatives	Prepaid expenses and other	7,338,390 Japanese Yen 40,664 Australian Dollars	March 2016	12,695	(24)	12,671
	Long-term prepayments and other	3,666,500 Japanese Yen 8,189 Australian Dollars	February 2017	2,995	(13)	2,982
Derivatives not designated as hedges						0
Foreign currency derivatives	Prepaid expenses and other	5,787,200 Japanese Yen 27,747 Australian Dollars	March 2016	645	(8)	637
	Long-term prepayments and other	1,820,000 Japanese Yen	August 2016	7	—	7
Fuel derivative contracts	Other accrued liabilities	89,799 gallons	March 2016	21,430	(50,929)	(29,499)

(1)	Represents the noncurrent portion of the $55.8 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$57,400 U.S. dollars	April 2023	$—	$(26)	$(26)
	Other liabilities and deferred credits(1)			—	(103)	(103)
Foreign currency derivatives	Prepaid expenses and other	6,909,050 Japanese Yen 51,380 Australian Dollars	December 2015	13,921	—	13,921
	Long-term prepayments and other	3,758,500 Japanese Yen 13,080 Australian Dollars	November 2016	4,565	—	4,565
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	7,714,291 Japanese Yen 43,546 Australian Dollars	December 2015	1,191	—	1,191
	Long-term prepayments and other	2,762,000 Japanese Yen 3,500 Australian Dollars	August 2016	69	—	69
Fuel derivative contracts	Other accrued liabilities	90,994 gallons	December 2015	32,637	(71,447)	(38,810)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(500)	(500)

(1) Represents the noncurrent portion of the $57 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income (Loss).

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Foreign currency derivatives	$(3,245)	$4,528	$(3,952)	$(3,618)	$—	$—
Interest rate derivatives	557	346	187	211	—	—

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

The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of March 31, 2015 was $29.5 million.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2015 and $0.6 million in collateral posted with counterparties as of December 31, 2014.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of March 31, 2015, the expected maturities of long-term debt for the remainder of 2015 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2015	$62,318
2016	82,861
2017	82,092
2018	87,425
2019	99,070
Thereafter	449,317
$863,083

Convertible Notes

During the three months ended March 31, 2015 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending June 30, 2015.  Therefore, the principal balance is classified accordingly in the table above. As of March 31, 2015, the carrying value of $7.8 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

During the three months ended March 31, 2015, the Company repurchased $63.1 million in principal of its Convertible Notes for an aggregate repurchase price of $156.5 million. The cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity.
The repurchase of the Convertible Notes resulted in a loss on extinguishment of $7.0 million, which is reflected in nonoperating income (expense) in the unaudited Consolidated Statement of Operations.
9.  Leases

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
During the three months ended March 31, 2015, the Company took delivery of an Airbus A330-200 aircraft under an operating lease with a lease term of 12 years.

As of March 31, 2015, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining months in 2015	$83,198	$4,176
2016	94,422	5,380
2017	90,150	4,693
2018	89,401	4,623
2019	89,257	4,331
Thereafter	230,064	26,345
	$676,492	$49,548
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2015	2014
	(in thousands)
Service cost	$4,225	$2,952
Interest cost	7,389	6,986
Expected return on plan assets	(4,716)	(4,845)
Recognized net actuarial loss	2,737	225
Net periodic benefit cost	$9,635	$5,318

The Company contributed $12.8 million to its defined benefit and other postretirement plans during the three months ended March 31, 2015, including $7.3 million above the minimum funding requirements. The Company contributed $2.8 million to its defined benefit and other postretirement plans during the three months ended March 31, 2014.

11. Commitments and Contingent Liabilities

Commitments

As of March 31, 2015, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	2	3	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2020.

Committed capital and operating expenditures include escalation and variable amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of March 31, 2015 are detailed below:

	Capital	Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2015	$107,555	$52,892	$160,447	$96,276	$64,171
2016	67,381	58,719	126,100	—	126,100
2017	234,250	58,637	292,887	—	292,887
2018	411,406	51,942	463,348	—	463,348
2019	497,018	47,362	544,380	—	544,380
Thereafter	434,841	264,181	699,022	—	699,022
	$1,752,451	$533,733	$2,286,184	$96,276	$2,189,908

*See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Purchase Assignment and Lease Financing Agreement

Hawaiian has a commitment to assign its purchase of two Airbus A330-200 aircraft at delivery and simultaneously enter into a lease agreement for each respective aircraft with scheduled delivery in April 2015 and October 2015 with total committed lease financing of $96 million. Both the gross capital commitment for the cost of the aircraft and the committed financing are reflected in the table above. The agreement has an initial lease term of 12 years and fixed monthly rental payments that will be determined upon delivery of the aircraft.

The anticipated future minimum payments for these leases, which are not included in the operating lease table at Note 9, are $8.4 million for the remainder of 2015, $16.9 million in each of the years 2016 through 2019, and $126.5 million thereafter.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at March 31, 2015 and December 31, 2014.

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

12. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 12 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 12 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$539,207	$1,173	$(100)	$540,280
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	111,327	—	—	111,327
Wages and benefits	—	120,014	—	—	120,014
Aircraft rent	—	28,371	—	—	28,371
Maintenance materials and repairs	—	54,913	332	—	55,245
Aircraft and passenger servicing	—	28,316	—	—	28,316
Commissions and other selling	4	30,441	12	(29)	30,428
Depreciation and amortization	—	24,432	747	—	25,179
Other rentals and landing fees	—	22,831	—	—	22,831
Other	1,985	45,321	170	(71)	47,405
Total	1,989	465,966	1,261	(100)	469,116
Operating Income (Loss)	(1,989)	73,241	(88)	—	71,164
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	32,563	—	—	(32,563)	—
Interest expense and amortization of debt discounts and issuance costs	(1,436)	(14,082)	—	—	(15,518)
Interest income	56	580	—	—	636
Capitalized interest	—	1,293	—	—	1,293
Losses on fuel derivatives	—	(5,687)	—	—	(5,687)
Loss on extinguishment of debt	(6,955)	—	—	—	(6,955)
Other, net	—	(2,934)	—	—	(2,934)
Total	24,228	(20,830)	—	(32,563)	(29,165)
Income (Loss) Before Income Taxes	22,239	52,411	(88)	(32,563)	41,999
Income tax expense (benefit)	(3,644)	19,760	—	—	16,116
Net Income (Loss)	$25,883	$32,651	$(88)	$(32,563)	$25,883
Comprehensive Income (Loss)	$27,043	$33,811	$(88)	$(33,723)	$27,043

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$524,327	$631	$(100)	$524,858
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	171,139	—	—	171,139
Wages and benefits	—	107,494	—	—	107,494
Aircraft rent	—	26,279	—	—	26,279
Maintenance materials and repairs	—	58,298	12	—	58,310
Aircraft and passenger servicing	—	30,221	—	—	30,221
Commissions and other selling	—	31,347	13	(25)	31,335
Depreciation and amortization	—	22,712	99	—	22,811
Other rentals and landing fees	—	20,562	—	—	20,562
Other	1,262	45,136	347	(75)	46,670
Total	1,262	513,188	471	(100)	514,821
Operating Income (Loss)	(1,262)	11,139	160	—	10,037
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(2,807)	—	—	2,807	—
Interest expense and amortization of debt discounts and issuance costs	(2,180)	(12,830)	—	—	(15,010)
Interest income	39	180	—	—	219
Capitalized interest	—	2,776	—	—	2,776
Losses on fuel derivatives	—	(6,899)	—	—	(6,899)
Other, net	—	585	—	—	585
Total	(4,948)	(16,188)	—	2,807	(18,329)
Income (Loss) Before Income Taxes	(6,210)	(5,049)	160	2,807	(8,292)
Income tax benefit	(1,135)	(2,082)	—	—	(3,217)
Net Income (Loss)	$(5,075)	$(2,967)	$160	$2,807	$(5,075)
Comprehensive Income (Loss)	$(10,326)	$(8,218)	$160	$8,058	$(10,326)

Condensed Consolidating Balance Sheets
March 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$65,356	$155,165	$5,595	$—	$226,116
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	262,131	—	—	262,131
Accounts receivable, net	63	96,838	80	(448)	96,533
Spare parts and supplies, net	—	19,108	—	—	19,108
Deferred tax assets, net	—	22,703	—	—	22,703
Prepaid expenses and other	61	46,839	119	—	47,019
Total	65,480	607,784	5,794	(448)	678,610
Property and equipment at cost	—	1,990,746	34,738	—	2,025,484
Less accumulated depreciation and amortization	—	(365,128)	(2,976)	—	(368,104)
Property and equipment, net	—	1,625,618	31,762	—	1,657,380
Long-term prepayments and other	48	92,253	500	—	92,801
Deferred tax assets, net	24,200	—	—	(24,200)	—
Goodwill and other intangible assets, net	—	127,303	—	—	127,303
Intercompany receivable	—	162,479	—	(162,479)	—
Investment in consolidated subsidiaries	386,266	—	—	(386,266)	—
TOTAL ASSETS	$475,994	$2,615,437	$38,056	$(573,393)	$2,556,094
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$825	$102,690	$1,286	$(448)	$104,353
Air traffic liability	—	520,766	2,346	—	523,112
Other accrued liabilities	278	125,544	145	—	125,967
Current maturities of long-term debt, less discount, and capital lease obligations	7,762	93,016	—	—	100,778
Total	8,865	842,016	3,777	(448)	854,210
Long-term debt and capital lease obligations	—	861,632	—	—	861,632
Intercompany payable	162,479	—	—	(162,479)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	401,264	—	—	401,264
Other liabilities and deferred credits	982	77,635	750	—	79,367
Deferred tax liabilities, net	—	80,153	—	(24,200)	55,953
Total	982	559,052	750	(24,200)	536,584
Shareholders’ equity	303,668	352,737	33,529	(386,266)	303,668
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$475,994	$2,615,437	$38,056	$(573,393)	$2,556,094

Condensed Consolidating Balance Sheets
December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,532	$179,676	$4,879	$—	$264,087
Restricted cash	—	6,566	—	—	6,566
Short-term investments	—	260,121	—	—	260,121
Accounts receivable, net	63	80,289	531	(146)	80,737
Spare parts and supplies, net	—	18,011	—	—	18,011
Deferred tax assets, net	—	21,943	—	—	21,943
Prepaid expenses and other	12	53,281	89	—	53,382
Total	79,607	619,887	5,499	(146)	704,847
Property and equipment at cost	—	2,006,274	34,726	—	2,041,000
Less accumulated depreciation and amortization	—	(365,279)	(2,228)	—	(367,507)
Property and equipment, net	—	1,640,995	32,498	—	1,673,493
Long-term prepayments and other	537	95,688	—	—	96,225
Deferred tax assets, net	20,556	—	—	(20,556)	—
Goodwill and other intangible assets, net	—	127,963	—	—	127,963
Intercompany receivable	—	15,081	—	(15,081)	—
Investment in consolidated subsidiaries	351,391	—	—	(351,391)	—
TOTAL ASSETS	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$96,196	$696	$(146)	$97,260
Air traffic liability	—	421,547	2,789	—	424,336
Other accrued liabilities	1,686	140,088	145	—	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	66,530	89,819	—	—	156,349
Total	68,730	747,650	3,630	(146)	819,864
Long-term debt and capital lease obligations	—	893,288	—	—	893,288
Intercompany payable	15,081	—	—	(15,081)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	407,864	—	—	407,864
Other liabilities and deferred credits	1,047	70,853	750	—	72,650
Deferred tax liabilities, net	—	62,185	—	(20,556)	41,629
Total	1,047	540,902	750	(20,556)	522,143
Shareholders’ equity	367,233	317,774	33,617	(351,391)	367,233
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(877)	$161,838	$727	$—	$161,688
Cash Flows From Investing Activities:
Net payments to parent company	—	(143,078)	—	143,078	—
Additions to property and equipment, including pre-delivery deposits	—	(49,622)	(11)	—	(49,633)
Proceeds from purchase assignment and leaseback transaction	—	37,797	—	—	37,797
Net proceeds from disposition of property and equipment	—	908	—	—	908
Purchases of investments	—	(66,125)	—	—	(66,125)
Sales of investments	—	63,640	—	—	63,640
Net cash provided by (used in) investing activities	—	(156,480)	(11)	143,078	(13,413)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(28,459)	—	—	(28,459)
Repurchase of convertible notes	(156,464)	—	—	—	(156,464)
Net payments from subsidiaries	143,078	—	—	(143,078)	—
Other	87	(1,410)	—	—	(1,323)
Net cash provided by (used in) financing activities	(13,299)	(29,869)	—	(143,078)	(186,246)
Net increase (decrease) in cash and cash equivalents	(14,176)	(24,511)	716	—	(37,971)
Cash and cash equivalents - Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents - End of Period	$65,356	$155,165	$5,595	$—	$226,116

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,099)	$91,561	$993	$—	$89,455
Cash Flows From Investing Activities:
Net payments to subsidiaries	(42,090)	—	—	42,090	—
Additions to property and equipment, including pre-delivery deposits	—	(168,660)	(1,580)	—	(170,240)
Net proceeds from disposition of property and equipment	—	350	—	—	350
Purchases of investments	—	(147,978)	—	—	(147,978)
Sales of investments	—	4,561	—	—	4,561
Net cash used in investing activities	(42,090)	(311,727)	(1,580)	42,090	(313,307)
Cash Flows From Financing Activities:
Long-term borrowings	—	147,750	—	—	147,750
Repayments of long-term debt and capital lease obligations	—	(15,361)	—	—	(15,361)
Net payments from parent company	—	42,090	—	(42,090)	—
Other	2,449	621	—	—	3,070
Net cash provided by financing activities	2,449	175,100	—	(42,090)	135,459
Net decrease in cash and cash equivalents	(42,740)	(45,066)	(587)	—	(88,393)
Cash and cash equivalents - Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents - End of Period	$42,057	$288,597	$4,337	$—	$334,991

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to a Credit and Guaranty Agreement (Credit Agreement), dated as of November 7, 2014, that provides for a Revolving Credit Facility. See further discussion of the Revolving Credit Facility at Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Pursuant to the terms of the Credit Agreement, neither Hawaiian nor any other subsidiary of the Company will directly or indirectly declare or pay any dividend, or purchase, redeem or otherwise acquire or retire for value any equity interests of the Company unless certain conditions are met.

Long-Term Debt

The long-term debt included in the Parent Issuer / Guarantor column represents the Convertible Notes described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation: our expectations regarding our financial performance; our expectations regarding available seat miles; our expectations regarding operating revenue per available seat mile; our expectations regarding operating cost per available seat mile; our expectations regarding our fleet; any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items or financial performance; statements regarding areas of strategic focus, statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our total capacity and yields on routes; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the Company’s debt or lease obligations; statements regarding our ability to comply with covenants under our financing arrangements; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft; statements related to potential route expansion; statements related to the increase in frequency on existing routes; statements related to expected maturation of existing networks; statements related to the effects of any litigation on our operations or business; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” "could", "may", variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the "Neighbor Island" routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the "North America" routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the "International" routes), collectively referred to as our "Scheduled Operations". In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2015, the latest available data.

As of March 31, 2015, Hawaiian had 5,371 active employees.

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

Financial Highlights

•	GAAP net income in the first quarter of $25.9 million or $0.40 per diluted share.

•	Adjusted net income, reflecting economic fuel expense and excluding the loss on extinguishment of debt, in the first quarter of $24.7 million or $0.38 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $488 million.

•	The Board of Directors approved a share repurchase program authorizing the Company to buy back up to $100 million of its common stock.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve through the second quarter as a result of improving revenue growth from our cargo operations and ancillary revenue products, the maturation of our International routes, and favorable fuel prices. We expect available seat miles during the quarter ending June 30, 2015 to increase by 3% to 5% from the same prior year period, while operating revenue per available seat mile is expected to decrease by 1% to 4% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the quarter ending June 30, 2015 to increase by 0.5% to 3.5% from the same prior year period.

Fleet Summary

The table below summarizes our total fleet as of March 31, 2014 and 2015, and expected fleet as of March 31, 2016 (based on existing agreements):

	March 31, 2014			March 31, 2015			March 31, 2016
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200 (1)	7	9	16	8	12	20	10	12	22
767-300 (2)	6	6	12	6	4	10	3	4	7
717-200	3	15	18	3	15	18	3	15	18
ATR42 (4)	—	3	3	—	3	3	—	3	3
Total	16	33	49	17	34	51	16	34	50

(1)
During the quarter ended March 31, 2015, we took delivery of one leased A330-200 aircraft (delivered in February 2015). The increase in the number of leased Airbus A330-200 aircraft from March 31, 2015 to 2016 is due to the planned delivery of two aircraft to be financed through purchase assignment and lease transactions. See Note 11 to the unaudited consolidated financial statements for further discussion regarding the purchase assignment and lease transactions.

(2)	The decrease in the number of leased Boeing 767-300 aircraft from 2015 to 2016 is due to the planned return of three aircraft at the end of their lease terms.

(3)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the unaudited consolidated financial statements for further discussion regarding our aircraft leases.

(4)	The ATR42 aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

Results of Operations

For the three months ended March 31, 2015, we generated net income of $25.9 million, or $0.40 per diluted share, compared to a net loss of $5.1 million, or $0.10 per diluted share, for the same period in 2014.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2015		2014
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,521		2,405
Revenue passenger miles (RPM)	3,345,379		3,228,609
Available seat miles (ASM)	4,227,045		4,035,674
Passenger revenue per RPM (Yield)	14.02	¢	14.50	¢
Passenger load factor (RPM/ASM)	79.1%		80.0%
Passenger revenue per ASM (PRASM)	11.10	¢	11.60	¢
Total Operations (a) :
Revenue passengers flown	2,522		2,406
RPM	3,347,608		3,231,721
ASM	4,229,686		4,038,973
Operating revenue per ASM (RASM)	12.77	¢	12.99	¢
Operating cost per ASM (CASM)	11.09	¢	12.75	¢
CASM excluding aircraft fuel (b)	8.46	¢	8.51	¢
Aircraft fuel expense per ASM (c)	2.63	¢	4.24	¢
Revenue block hours operated	42,198		39,213
Gallons of jet fuel consumed	56,998		55,163
Average cost per gallon of jet fuel (actual) (c)	$1.95		$3.10

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

Operating revenue increased $15.4 million, or 2.9%, for the three months ended March 31, 2015, as compared to the prior year period, driven primarily by an increase in other operating revenue.

Other operating revenue

Other operating revenue increased by $14.3 million, or 25.1%, for the three months ended March 31, 2015, as compared to the prior year period. Our co-branded credit card agreement increased other operating revenue by $7.0 million for the three months ended March 31, 2015. Also, an increase in the volume of cargo transported increased other operating revenue by $3.9 million during the three months ended March 31, 2015, as compared to the prior year period. The increase in volume was the result of additional cargo capacity and improved revenue generation on our existing routes.

Passenger revenue

For the three months ended March 31, 2015, passenger revenue decreased $1.1 million, or 0.2%, as compared to the prior year period. Details of these changes are described in the table below:

	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
North America	$11.9	(4.5)%	10.4%	16.6%
Neighbor Island	6.6	3.8	1.8	5.7
International	(17.4)	(5.5)	(8.0)	(12.4)
Total scheduled	$1.1	(3.3)%	3.6%	4.7%

North America

For the three months ended March 31, 2015, North America revenue increased by $11.9 million as compared to the prior year period, primarily due to increased traffic on our North America routes commensurate with the increase in our capacity in late 2014. This was offset by a decrease in the yield generated from these routes, which was a result of the increase in industry capacity during the current period.

Neighbor Island

For the three months ended March 31, 2015, Neighbor Island revenue increased by $6.6 million, as compared to the prior year period, due to the launch of our turboprop operations in March 2014 and the impact of marginally higher average fares.

International

For the three months ended March 31, 2015, International revenue decreased by $17.4 million, as compared to the prior year period, due to decreased capacity and yield. Decrease in capacity was driven by changes we made to our network in 2014, including the suspension of our routes from Honolulu to Fukuoka, Japan (June 2014) and from Honolulu to Taipei, Taiwan (April 2014). The reduced capacity from these route suspensions were partially offset by the introduction of our Beijing, China service in April 2014. Also, the continued strengthening of the U.S. dollar resulted in decreased average fares compared to the prior period.

Operating Expense

Operating expenses were $469.1 million and $514.8 million for the three months ended March 31, 2015 and 2014, respectively. Increases (decreases) in operating expenses for the three months ended March 31, 2015 as compared to the prior year period are detailed below:

	Increase / (decrease) for the three months ended March 31, 2015 compared to the three months ended March 31, 2014
	$	%
Operating expenses	(in thousands)
Aircraft fuel, including taxes and delivery	$(59,812)	(34.9)%
Wages and benefits	12,520	11.6
Aircraft rent	2,092	8.0
Maintenance materials and repairs	(3,065)	(5.3)
Aircraft and passenger servicing	(1,905)	(6.3)
Commissions and other selling	(907)	(2.9)
Depreciation and amortization	2,368	10.4
Other rentals and landing fees	2,269	11.0
Other	735	1.6
Total	$(45,705)	(8.9)%

Aircraft fuel

Aircraft fuel expense decreased during the three months ended March 31, 2015, as compared to the prior year period, primarily due to the decrease in the average fuel price per gallon as illustrated in the following table:

	Three months ended March 31,
	2015	2014	Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$111,327	$171,139	(34.9)%
Fuel gallons consumed	56,998	55,163	3.3%
Average fuel price per gallon, including taxes and delivery	$1.95	$3.10	(37.1)%

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

	Three months ended March 31,
	2015	2014	Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$111,327	$171,139	(34.9)%
Realized losses (gains) on settlement of fuel derivative contracts	14,591	(110)	(13,364.5)%
Economic fuel expense	$125,918	$171,029	(26.4)%
Fuel gallons consumed	56,998	55,163	3.3%
Economic fuel costs per gallon	$2.21	$3.10	(28.7)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $12.5 million, or 11.6%, for the three months ended March 31, 2015, as compared to the prior year period, due to an increase in pension and postretirement benefit expenses. Our profit-sharing expense also increased as a result of our improved financial performance compared to the prior year period.

Aircraft rent

Aircraft rent expense increased by $2.1 million, or 8.0%, for the three months ended March 31, 2015, as compared to the prior year period, primarily due to lease return costs of $2.0 million for three Boeing 767-300 aircraft.

Maintenance materials and repairs

Maintenance materials and repairs expense decreased by $3.1 million, or 5.3%, for the three months ended March 31, 2015, as compared to the prior year period. This decrease was primarily due to the performance of fewer heavy maintenance checks on our Boeing 767-300 aircraft, and was partially offset by the increase in the number and utilization of our Airbus A330-200 aircraft.

Aircraft and passenger servicing

Aircraft and passenger servicing expense decreased by $1.9 million, or 6.3%, for the three months ended March 31, 2015, as compared to the prior year period. This decrease was primarily due to the repeal of the Aviation Security Infrastructure Fee, which took effect in October 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $2.4 million, or 10.4%, for the three months ended March 31, 2015, as compared to the prior year period, primarily due to the increase in the number of owned aircraft (four A330-200 aircraft financed under our 2013 EETC agreement offset by the retirement of two B767-300 aircraft).

Other rentals and landing fees

Other rentals and landing fees expense increased by $2.3 million, or 11.0%, for the three months ended March 31, 2015, as compared to the prior year period, due to increased rates and landing frequencies.

Nonoperating Expense

Net nonoperating expense increased by $10.8 million, or 59.1%, for the three months ended March 31, 2015, as compared to the prior year period, primarily due to losses of $7.0 million incurred in connection with the convertible note repurchases made during the quarter.

Income Taxes

We had effective tax rates of 38.4% and 38.8% for the three months ended March 31, 2015 and 2014, respectively. We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of March 31, 2015, we had $226.1 million in cash and cash equivalents and $262.1 million in short-term investments, a decrease of $36.0 million from December 31, 2014.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At March 31, 2015, Hawaiian had approximately $962.4 million of debt and capital lease obligations, including approximately $100.8 million classified as a current liability in the unaudited Consolidated Balance Sheets.

Hawaiian has a secured revolving credit facility in an amount of up to $175.0 million. As of March 31, 2015, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $161.7 million and $89.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to our improved financial performance from the prior year period.

Net cash used in investing activities was $13.4 million for the three months ended March 31, 2015 due to pre-delivery deposits paid during the quarter offset by the proceeds received in connection with the purchase assignment and leaseback of the Airbus A330-200 aircraft that was delivered in February 2015.

Net cash used in financing activities was $186.2 million for the three months ended March 31, 2015 primarily due to the repurchase of convertible notes during the quarter.

Capital Commitments

As of March 31, 2015, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	2	3	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $108 million for the remainder of 2015, $67 million in 2016, $234 million in 2017, $411 million in 2018, $497 million in 2019 and $435 million thereafter.

For the remainder of 2015, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment, to total approximately $35 million to $45 million.

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

Stock Repurchase Program

In April 2015, the Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time.

Covenants under our Financing Arrangements

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of March 31, 2015 and December 31, 2014.

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

Pension and Postemployment Benefit Plan Funding

We contributed $12.8 million to our defined benefit and other postretirement plans during the three months ended March 31, 2015, including $7.3 million above the minimum funding requirements, and expect to contribute $2.3 million during the remainder of 2015. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2015 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2015	2016 - 2017	2018 - 2019	2020 and thereafter
	(in thousands)
Debt and capital lease obligations (1) (2)	$1,218,821	$101,929	$269,601	$271,271	$576,020
Operating leases—aircraft and related equipment (3)	676,492	83,198	184,572	178,658	230,064
Operating leases—non-aircraft	49,548	4,176	10,073	8,954	26,345
Purchase commitments - Capital (4)	1,752,451	107,555	301,631	908,424	434,841
Purchase commitments - Operating (5)	533,733	52,892	117,356	99,304	264,181
Projected employee benefit contributions (6)	28,844	2,300	26,544	—	—
Total contractual obligations	$4,259,889	$352,050	$909,777	$1,466,611	$1,531,451

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of March 31, 2015. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft and one A330 flight simulator.

(2)
During the period ended March 31, 2015 a condition for conversion of the Convertible Note was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending June 30, 2015. Therefore, the principal balance is classified accordingly in the above table. However, the 5% interest-only, semiannual payments are excluded from the table.

(3)	Amounts reflect leases for seven Airbus A330-200 aircraft, six Boeing 767 aircraft, one Boeing 717 aircraft, three turbo-prop aircraft and aircraft-related equipment as of March 31, 2015.

(4)
Amounts include our firm commitments for aircraft and aircraft related equipment. See Note 11 to the unaudited consolidated financial statements for further discussion of the purchase assignment and leaseback transactions for our remaining two A330-200 aircraft deliveries in 2015.

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

Adjusted net income (loss) reflecting economic fuel expense and excluding loss on extinguishment of debt

See table below for reconciliation between GAAP consolidated net income (loss) to adjusted consolidated net income (loss), including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Unrealized gains on fuel derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. As the cost and availability of fuel is volatile, excluding the impact of fuel derivative adjustments allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•
Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Three months ended March 31,
	2015		2014
	Net Income	Diluted Net Income Per Share	Net Loss	Diluted Net Loss Per Share
As reported - GAAP	$25,883	$0.40	$(5,075)	$(0.10)
Add: unrealized (gains) losses on fuel derivative contracts, net of tax	(5,343)	(0.08)	4,205	0.08
Add: loss on extinguishment of debt, net of tax	4,173	0.06	—	—
Adjusted net income (loss)	$24,713	$0.38	$(870)	$(0.02)

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, are summarized in the table below:

	Three months ended March 31,
	2015	2014
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$469,116	$514,821
Less: aircraft fuel, including taxes and delivery	(111,327)	(171,139)
Adjusted operating expenses - excluding aircraft fuel	$357,789	$343,682
Available Seat Miles	4,229,686	4,038,973
CASM - GAAP	11.09 ¢	12.75 ¢
Less: aircraft fuel	(2.63)	(4.24)
CASM - excluding aircraft fuel	8.46 ¢	8.51 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 24% and 33% of our operating expense for the three months ended March 31, 2015 and 2014, respectively. Approximately 69% of our fuel is based on Singapore jet fuel prices, 30% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed for the remainder of 2015, a $0.10 increase in the cost of a gallon of jet fuel would increase our fuel expense by approximately $18 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three months ended March 31, 2015, our fuel hedge program primarily consisted of heating oil puts and swaps. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of March 31, 2015, we hedged approximately 50% of our projected fuel requirements for the remainder of 2015 with heating oil puts and swaps. As of March 31, 2015, the fair value of these fuel derivative agreements reflected a net liability of $29.5 million that is recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits. Our variable-rate debt agreements are discussed in Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, we had $84.3 million of variable-rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.18%
Three-month LIBOR	0.27%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of March 31, 2015, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2015, we had $878.0 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $17.1 million as of March 31, 2015.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2015 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $10.5 million and $7.6 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of March 31, 2015, the fair value of our foreign currency forwards reflected a net asset of $13.3 million and $3.0 million recorded in prepaid expenses and other and long-term prepayments and other, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended March 31, 2015 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of 2015, we implemented a new third party revenue accounting system, which replaced our legacy system in its entirety. The implementation of the new revenue accounting system was not done in response to an identified deficiency or weakness in our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our 2014 Annual Report for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	April 24, 2015	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Senior Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)