Form 10-Q/A
period 2015-03-31
HAWAIIAN HOLDINGS INC
filed 2015-05-01
CIK 1172222

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

HAWAIIAN HOLDINGS, INC.
FORM 10-Q/A
EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 filed with the Securities and Exchange Commission on April 24, 2015 (the “10-Q”) is being filed solely for the purpose of filing Exhibit 12 (Computation of ratio of earnings to fixed charges for the three months ended March 31, 2015 and 2014), the Rule 13a-14(a) and Rule 15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer, and the Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of which were inadvertently omitted from the 10-Q. No revisions are being made to the Company’s financial statements and, except as described above, this Amendment does not reflect events occurring after the filing of the 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the 10-Q.

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

HAWAIIAN HOLDINGS, INC.

Date:	May 1, 2015	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Senior Vice President, Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)