Form 10-Q
period 2015-06-30
HAWAIIAN HOLDINGS INC
filed 2015-07-30
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or
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

As of July 24, 2015, 54,866,511 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Operating Revenue:
Passenger	$499,387	$506,797	$968,532	$974,810
Other	71,908	68,923	143,043	125,768
Total	571,295	575,720	1,111,575	1,100,578
Operating Expenses:
Aircraft fuel, including taxes and delivery	112,519	174,139	223,846	345,278
Wages and benefits	123,977	112,478	243,991	219,972
Aircraft rent	28,817	26,095	57,188	52,374
Maintenance materials and repairs	57,071	58,399	112,316	116,709
Aircraft and passenger servicing	29,348	30,860	57,664	61,081
Commissions and other selling	30,484	30,773	60,912	62,108
Depreciation and amortization	27,537	23,765	52,716	46,576
Other rentals and landing fees	23,248	21,656	46,079	42,218
Other	46,878	45,961	94,283	92,631
Total	479,879	524,126	948,995	1,038,947
Operating Income	91,416	51,594	162,580	61,631
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(13,718)	(15,997)	(29,236)	(31,007)
Interest income	725	398	1,361	617
Capitalized interest	975	1,974	2,268	4,750
Gains (losses) on fuel derivatives	2,026	6,285	(3,661)	(614)
Loss on extinguishment of debt	(287)	—	(7,242)	—
Other, net	(1,876)	725	(4,810)	1,310
Total	(12,155)	(6,615)	(41,320)	(24,944)
Income Before Income Taxes	79,261	44,979	121,260	36,687
Income tax expense	30,427	17,652	46,543	14,435
Net Income	$48,834	$27,327	$74,717	$22,252
Net Income Per Share			0
Basic	$0.89	$0.51	$1.37	$0.42
Diluted	$0.79	$0.43	$1.18	$0.39

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2015	2014
	(unaudited)
Net Income	$48,834	$27,327
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $1,037 and $85 for 2015 and 2014, respectively	1,699	140
Net change in derivative instruments, net of tax benefit of $898 and $2,049 for 2015 and 2014, respectively	(1,475)	(3,372)
Net change in available-for-sale investments, net of tax benefit of $75 and tax expense of $21 for 2015 and 2014, respectively	(124)	56
Total other comprehensive income (loss)	100	(3,176)
Total Comprehensive Income	$48,934	$24,151

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Net Income	$74,717	$22,252
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $2,046 and $209 for 2015 and 2014, respectively	3,357	345
Net change in derivative instruments, net of tax benefit of $1,386 and $5,352 for 2015 and 2014, respectively	(2,277)	(8,807)
Net change in available-for-sale investments, net of tax expense of $110 and $21 for 2015 and 2014, respectively	180	35
Total other comprehensive income (loss)	1,260	(8,427)
Total Comprehensive Income	$75,977	$13,825

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$344,782	$264,087
Restricted cash	5,000	6,566
Short-term investments	261,281	260,121
Accounts receivable, net	83,871	80,737
Spare parts and supplies, net	20,399	18,011
Deferred tax assets, net	22,657	21,943
Prepaid expenses and other	48,051	53,382
Total	786,041	704,847
Property and equipment, less accumulated depreciation and amortization of $392,992 and $367,507 as of June 30, 2015 and December 31, 2014, respectively	1,607,933	1,673,493
Other Assets:
Long-term prepayments and other	95,299	96,225
Intangible assets, less accumulated amortization of $35,754 and $34,434 as of June 30, 2015 and December 31, 2014, respectively	19,980	21,300
Goodwill	106,663	106,663
Total Assets	$2,615,916	$2,602,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103,618	$97,260
Air traffic liability	544,947	424,336
Other accrued liabilities	122,629	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	98,394	156,349
Total	869,588	819,864
Long-Term Debt and Capital Lease Obligations	848,217	893,288
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	406,804	407,864
Other liabilities and deferred credits	81,372	72,650
Deferred tax liability, net	81,241	41,629
Total	569,417	522,143
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 54,866,511 and 54,455,568 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	548	545
Capital in excess of par value	154,534	251,432
Treasury stock, at cost	(17,621)	—
Accumulated income	312,785	238,068
Accumulated other comprehensive loss, net	(121,552)	(122,812)
Total	328,694	367,233
Total Liabilities and Shareholders’ Equity	$2,615,916	$2,602,528

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Net cash provided by Operating Activities	$297,520	$203,969
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(72,902)	(331,766)
Proceeds from purchase assignment and leaseback transactions	86,033	—
Proceeds from disposition of equipment	3,513	350
Purchases of investments	(115,218)	(234,143)
Sales of investments	112,886	30,859
Net cash provided by (used in) investing activities	14,312	(534,700)
Cash flows from Financing Activities:
Long-term borrowings	—	293,430
Repayments of long-term debt and capital lease obligations	(43,460)	(30,756)
Repurchases of convertible notes	(168,407)	—
Repurchases of common stock	(17,621)	—
Other	(1,649)	4,954
Net cash provided by (used in) financing activities	(231,137)	267,628
Net increase (decrease) in cash and cash equivalents	80,695	(63,103)
Cash and cash equivalents - Beginning of Period	264,087	423,384
Cash and cash equivalents - End of Period	$344,782	$360,281

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

2. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The amendments in ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and allow for either full retrospective or modified retrospective adoption. Organizations are permitted to adopt the new revenue standard early, but not before December 15, 2016.
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
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), requiring an entity to present its debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on the Company's financial statements.

3. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2015	2014	2015	2014
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(4,460)	$(1,608)	$(8,412)	$(5,226)	Passenger revenue
Interest rate derivative losses, net	179	206	366	417	Interest expense
Total before tax	(4,281)	(1,402)	(8,046)	(4,809)
Tax expense	1,618	527	3,040	1,815
Total, net of tax	$(2,663)	$(875)	$(5,006)	$(2,994)
Amortization of defined benefit pension items
Actuarial loss	$2,680	$226	$5,360	$452	Wages and benefits
Prior service cost (credit)	57	(1)	114	(2)	Wages and benefits
Total before tax	2,737	225	5,474	450
Tax benefit	(1,038)	(85)	(2,076)	(210)
Total, net of tax	$1,699	$140	$3,398	$240
Short-term investments
Realized gain on sales of investments, net	$(25)	$(1)	$(35)	$(2)	Other nonoperating income
Total before tax	(25)	(1)	(35)	(2)
Tax expense	6	—	7	—
Total, net of tax	$(19)	$(1)	$(28)	$(2)
Total reclassifications for the period	$(983)	$(736)	$(1,636)	$(2,756)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and six months ended June 30, 2015 and 2014 is as follows:

Three months ended June 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(108)	$12,268	$(133,862)	$50	$(121,652)
Other comprehensive income (loss) before reclassifications, net of tax	260	928	—	(105)	1,083
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	110	(2,773)	1,699	(19)	(983)
Net current-period other comprehensive income (loss)	370	(1,845)	1,699	(124)	100
Ending balance	$262	$10,423	$(132,163)	$(74)	$(121,552)

Three months ended June 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$865	$3,073	$(51,854)	$(21)	$(47,937)
Other comprehensive income (loss) before reclassifications, net of tax	(520)	(1,977)	—	57	(2,440)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	126	(1,001)	140	(1)	(736)
Net current-period other comprehensive income (loss)	(394)	(2,978)	140	56	(3,176)
Ending balance	$471	$95	$(51,714)	$35	$(51,113)

Six months ended June 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income (loss) before reclassifications, net of tax	(216)	2,945	(41)	208	2,896
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	224	(5,230)	3,398	(28)	(1,636)
Net current-period other comprehensive income (loss)	8	(2,285)	3,357	180	1,260
Ending balance	$262	$10,423	$(132,163)	$(74)	$(121,552)

Six months ended June 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income (loss) before reclassifications, net of tax	(883)	(4,930)	105	37	(5,671)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	258	(3,252)	240	(2)	(2,756)
Net current-period other comprehensive income (loss)	(625)	(8,182)	345	35	(8,427)
Ending balance	$471	$95	$(51,714)	$35	$(51,113)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Numerator:
Net Income	$48,834	$27,327	$74,717	$22,252
Denominator:
Weighted average common stock shares outstanding - Basic	54,619	53,499	54,617	53,095
Assumed exercise of stock options and awards	430	1,009	488	583
Assumed conversion of convertible note premium	546	4,972	2,252	2,133
Assumed conversion of warrants	6,260	3,367	6,033	1,235
Weighted average common stock shares outstanding - Diluted	61,855	62,847	63,390	57,046
Net Income Per Share
Basic	$0.89	$0.51	$1.37	$0.42
Diluted	$0.79	$0.43	$1.18	$0.39

The table below summarizes those common stock equivalents that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted earnings per share because the instruments were antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Restricted stock	16	—	11	—

In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. As of June 30, 2015, the Company’s 5% Convertible Notes due in 2016 ("Convertible Notes") had an outstanding principal balance of $4.2 million and can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  During the three and six months ended June 30, 2015, the Company repurchased $3.8 million and $66.8 million in principal of the Convertible Notes, respectively. The 0.5 million shares into which the currently outstanding Convertible Notes can be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of the Convertible Notes with cash.

During the three and six months ended June 30, 2015 and 2014 the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for earnings per share purposes) are included in the Company's computation of diluted earnings per share.

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

During the three and six months ended June 30, 2015 and 2014 the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share. Therefore, the assumed conversion of the warrants is included in the Company's computation of diluted earnings per share.

In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company spent $17.6 million to repurchase approximately 0.8 million shares of the Company's common stock in open market transactions during the three months ended

June 30, 2015. As of June 30, 2015, the Company has $82.4 million remaining to spend under the stock repurchase program. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

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

The following is a summary of short-term investments held as of June 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015	(in thousands)
Corporate debt	$173,651	$56	$(213)	$173,494
U.S. government and agency debt	41,994	52	(2)	42,044
Municipal bonds	24,182	8	(14)	24,176
Other fixed income securities	21,572	—	(5)	21,567
Total short-term investments	$261,399	$116	$(234)	$261,281

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(in thousands)
Corporate debt	$180,794	$43	$(394)	$180,443
U.S. government and agency debt	38,268	—	(40)	38,228
Municipal bonds	23,849	4	(16)	23,837
Other fixed income securities	17,618	—	(5)	17,613
Total short-term investments	$260,529	$47	$(455)	$260,121

Contractual maturities of short-term investments as of June 30, 2015 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$67,168	$106,326	$173,494
U.S. government and agency debt	20,330	21,714	42,044
Municipal bonds	15,220	8,956	24,176
Other fixed income securities	19,063	2,504	21,567
Total short-term investments	$121,781	$139,500	$261,281

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$104,044	$84,793	$19,251	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	261,281	—	261,281	—
Fuel derivative contracts:	0
Heating oil put options	4,836	—	4,836	—
Heating oil swaps	3,171	—	3,171	—
Foreign currency derivatives	13,699	—	13,699	—
Total assets measured at fair value	$392,031	$89,793	$302,238	$—
Fuel derivative contracts:
Heating oil swaps	$19,739	$—	$19,739	$—
Foreign currency derivatives	152	—	152	—
Interest rate derivative	68	—	68	—
Total liabilities measured at fair value	$19,959	$—	$19,959	$—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$55,072	$35,913	$19,159	$—
Restricted cash	6,566	6,566	—	—
Short-term investments	260,121	—	260,121	—
Fuel derivative contracts:	0
Heating oil put options	32,637	—	32,637	—
Foreign currency derivatives	19,746	—	19,746	—
Total assets measured at fair value	$374,142	$42,479	$331,663	$—

Fuel derivative contracts:
Heating oil swaps	$71,447	$—	$71,447	$—
Interest rate derivative	129	—	129	—
Negative arbitrage derivative	500	—	—	500
Total liabilities measured at fair value	$72,076	$—	$71,576	$500

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

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
June 30, 2015					December 31, 2014
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$846,611	$851,993	$—	$4,272	$847,721	$947,897	$956,811	$—	$69,766	$887,045

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2015, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2015	2014	2015	2014
	(in thousands)
Losses realized at settlement	$(16,553)	$(2,009)	$(31,144)	$(1,899)
Reversal of prior period unrealized amounts	16,327	2,625	29,313	(1,613)
Unrealized gains (losses) that will settle in future periods	2,252	5,669	(1,830)	2,898
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$2,026	$6,285	$(3,661)	$(614)

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $13.6 million into earnings over the next 12 months from AOCI based on the values at June 30, 2015.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$54,200 U.S. dollars	April 2023	$—	$(14)	$(14)
	Other liabilities and deferred credits (1)			—	(54)	(54)
Foreign currency derivatives	Prepaid expenses and other	7,629,030 Japanese Yen 38,901 Australian Dollars	June 2016	11,542	(76)	11,466
	Long-term prepayments and other	3,753,650 Japanese Yen 7,075 Australian Dollars	May 2017	2,112	(57)	2,055
Derivatives not designated as hedges						0
Foreign currency derivatives	Prepaid expenses and other	4,367,750 Japanese Yen 16,945 Australian Dollars	June 2016	41	(19)	22
	Long-term prepayments and other	957,000 Japanese Yen 118 Australian Dollars	August 2016	4	—	4
Fuel derivative contracts	Prepaid expenses and other	14,414 gallons	May 2016	1,082	(513)	569
	Other accrued liabilities	67,953 gallons	June 2016	6,925	(19,226)	(12,301)

(1)	Represents the noncurrent portion of the $54.2 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$57,400 U.S. dollars	April 2023	$—	$(26)	$(26)
	Other liabilities and deferred credits(1)			—	(103)	(103)
Foreign currency derivatives	Prepaid expenses and other	6,909,050 Japanese Yen 51,380 Australian Dollars	December 2015	13,921	—	13,921
	Long-term prepayments and other	3,758,500 Japanese Yen 13,080 Australian Dollars	November 2016	4,565	—	4,565
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	7,714,291 Japanese Yen 43,546 Australian Dollars	December 2015	1,191	—	1,191
	Long-term prepayments and other	2,762,000 Japanese Yen 3,500 Australian Dollars	August 2016	69	—	69
Fuel derivative contracts	Other accrued liabilities	90,994 gallons	December 2015	32,637	(71,447)	(38,810)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(500)	(500)

(1) Represents the noncurrent portion of the $57.4 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income (Loss).

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Foreign currency derivatives	$(1,492)	$3,180	$(4,460)	$(1,608)	$—	$—
Interest rate derivatives	(619)	605	179	206	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Foreign currency derivatives	$(4,737)	$7,708	$(8,412)	$(5,226)	$—	$—
Interest rate derivatives	(62)	951	366	417	—	—

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

The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of June 30, 2015 was $12.3 million.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of June 30, 2015 and $0.6 million in collateral posted with counterparties as of December 31, 2014.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of June 30, 2015, the expected maturities of long-term debt for the remainder of 2015 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2015	$45,961
2016	82,861
2017	82,092
2018	87,425
2019	99,070
Thereafter	449,317
$846,726

Convertible Notes

During the three and six months ended June 30, 2015 a condition for conversion of the Convertible Notes was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending September 30, 2015.  Therefore, the principal balance is classified accordingly in the table above. As of June 30, 2015, the carrying value of $4.2 million is reflected as a current liability in the unaudited Consolidated Balance Sheets.

During the three and six months ended June 30, 2015, the Company repurchased $3.8 million and $66.8 million, respectively, in principal of its Convertible Notes for an aggregate repurchase price of $11.9 million and $168.4 million, respectively. The cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity.
The repurchase of the Convertible Notes resulted in a loss on extinguishment of $0.3 million and $7.2 million for the three and six months ended June 30, 2015, respectively, which is reflected in nonoperating income (expense) in the unaudited Consolidated Statement of Operations.
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
During the three months ended June 30, 2015, the Company took delivery of an Airbus A330-200 aircraft under an operating lease with a lease term of 12 years.

As of June 30, 2015, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining months in 2015	$55,746	$2,756
2016	102,656	5,405
2017	98,384	4,717
2018	97,635	4,648
2019	97,491	4,356
Thereafter	290,757	26,481
	$742,669	$48,363
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2015	2014	2015	2014
	(in thousands)
Service cost	$4,225	$2,952	$8,450	$5,904
Interest cost	7,389	6,986	14,778	13,972
Expected return on plan assets	(4,716)	(4,845)	(9,432)	(9,690)
Recognized net actuarial loss	2,737	225	5,474	450
Net periodic benefit cost	$9,635	$5,318	$19,270	$10,636

The Company contributed $0.8 million and $13.6 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2015, respectively, including $7.3 million above the minimum funding requirements. The Company contributed $3.8 million and $6.6 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2014, respectively.

11. Commitments and Contingent Liabilities

Commitments

As of June 30, 2015, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
ATR turboprop aircraft	3	—	In 2015
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2020.

Committed capital and operating expenditures include escalation and variable amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of June 30, 2015 are detailed below:

	Capital	Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2015	$79,029	$35,166	$114,195	$48,138	$66,057
2016	78,018	58,719	136,737	—	136,737
2017	220,433	58,637	279,070	—	279,070
2018	397,793	51,942	449,735	—	449,735
2019	481,519	47,362	528,881	—	528,881
Thereafter	433,101	264,181	697,282	—	697,282
	$1,689,893	$516,007	$2,205,900	$48,138	$2,157,762

*See below for a detailed discussion of the committed financings Hawaiian has received for its upcoming capital commitments for aircraft deliveries.

Purchase Assignment and Lease Financing Agreement

Hawaiian has a commitment to assign its purchase of an Airbus A330-200 aircraft at delivery and simultaneously enter into a lease agreement for the aircraft with scheduled delivery in October 2015 with total committed lease financing of $48 million. Both the gross capital commitment for the cost of the aircraft and the committed financing are reflected in the table above. The agreement has an initial lease term of 12 years and fixed monthly rental payments that will be determined upon delivery of the aircraft.

The anticipated future minimum payments for this lease, which is not included in the operating lease table at Note 9, are $2.2 million for the remainder of 2015, $8.4 million in each of the years 2016 through 2019, and $65.4 million thereafter.

Aircraft Lease Commitment

In June 2015, Hawaiian entered into a six-year lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter of 2016, which is not included in the table above. The Company will determine whether this lease will be classified as a capital or operating lease in the period it takes delivery of the aircraft.

The anticipated future minimum payments for this lease, which is not included in the operating lease table at Note 9, are $5.1 million in 2016, $8.9 million in each of the years 2017 through 2019, and $21.5 million thereafter.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at June 30, 2015 and December 31, 2014.

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

12. Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

	Six months ended June 30,
	2015	2014
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$2,791	$—

13. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 13 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 13 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$570,254	$1,168	$(127)	$571,295
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	112,519	—	—	112,519
Wages and benefits	—	123,977	—	—	123,977
Aircraft rent	—	28,817	—	—	28,817
Maintenance materials and repairs	—	56,555	516	—	57,071
Aircraft and passenger servicing	—	29,348	—	—	29,348
Commissions and other selling	—	30,505	19	(40)	30,484
Depreciation and amortization	—	26,790	747	—	27,537
Other rentals and landing fees	—	23,248	—	—	23,248
Other	1,252	45,422	291	(87)	46,878
Total	1,252	477,181	1,573	(127)	479,879
Operating Income (Loss)	(1,252)	93,073	(405)	—	91,416
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	49,759	—	—	(49,759)	—
Interest expense and amortization of debt discounts and issuance costs	(156)	(13,562)	—	—	(13,718)
Interest income	53	672	—	—	725
Capitalized interest	—	975	—	—	975
Gains on fuel derivatives	—	2,026	—	—	2,026
Loss on extinguishment of debt	(287)	—	—	—	(287)
Other, net	—	(1,876)	—	—	(1,876)
Total	49,369	(11,765)	—	(49,759)	(12,155)
Income (Loss) Before Income Taxes	48,117	81,308	(405)	(49,759)	79,261
Income tax expense (benefit)	(717)	31,144	—	—	30,427
Net Income (Loss)	$48,834	$50,164	$(405)	$(49,759)	$48,834
Comprehensive Income (Loss)	$48,934	$50,264	$(405)	$(49,859)	$48,934

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$574,779	$1,025	$(84)	$575,720
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	174,139	—	—	174,139
Wages and benefits	—	112,478	—	—	112,478
Aircraft rent	—	26,095	—	—	26,095
Maintenance materials and repairs	—	58,172	227	—	58,399
Aircraft and passenger servicing	—	30,860	—	—	30,860
Commissions and other selling	—	30,778	19	(24)	30,773
Depreciation and amortization	—	23,130	635	—	23,765
Other rentals and landing fees	—	21,656	—	—	21,656
Other	1,507	44,302	212	(60)	45,961
Total	1,507	521,610	1,093	(84)	524,126
Operating Income (Loss)	(1,507)	53,169	(68)	—	51,594
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	29,694	—	—	(29,694)	—
Interest expense and amortization of debt discounts and issuance costs	(2,210)	(13,787)	—	—	(15,997)
Interest income	40	358	—	—	398
Capitalized interest	—	1,974	—	—	1,974
Gains on fuel derivatives	—	6,285	—	—	6,285
Other, net	—	725	—	—	725
Total	27,524	(4,445)	—	(29,694)	(6,615)
Income (Loss) Before Income Taxes	26,017	48,724	(68)	(29,694)	44,979
Income tax expense (benefit)	(1,310)	18,962	—	—	17,652
Net Income (Loss)	$27,327	$29,762	$(68)	$(29,694)	$27,327
Comprehensive Income (Loss)	$24,151	$26,586	$(68)	$(26,518)	$24,151

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,109,461	$2,341	$(227)	$1,111,575
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	223,846	—	—	223,846
Wages and benefits	—	243,991	—	—	243,991
Aircraft rent	—	57,188	—	—	57,188
Maintenance materials and repairs	—	111,468	848	—	112,316
Aircraft and passenger servicing	—	57,664	—	—	57,664
Commissions and other selling	4	60,946	31	(69)	60,912
Depreciation and amortization	—	51,222	1,494	—	52,716
Other rentals and landing fees	—	46,079	—	—	46,079
Other	3,237	90,743	461	(158)	94,283
Total	3,241	943,147	2,834	(227)	948,995
Operating Income (Loss)	(3,241)	166,314	(493)	—	162,580
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	82,322	—	—	(82,322)	—
Interest expense and amortization of debt discounts and issuance costs	(1,592)	(27,644)	—	—	(29,236)
Interest income	109	1,252	—	—	1,361
Capitalized interest	—	2,268	—	—	2,268
Losses on fuel derivatives	—	(3,661)	—	—	(3,661)
Loss on extinguishment of debt	(7,242)	—	—	—	(7,242)
Other, net	—	(4,810)	—	—	(4,810)
Total	73,597	(32,595)	—	(82,322)	(41,320)
Income (Loss) Before Income Taxes	70,356	133,719	(493)	(82,322)	121,260
Income tax expense (benefit)	(4,361)	50,904	—	—	46,543
Net Income (Loss)	$74,717	$82,815	$(493)	$(82,322)	$74,717
Comprehensive Income (Loss)	$75,977	$84,075	$(493)	$(83,582)	$75,977

Condensed Consolidating Statements of Operations and Comprehensive Income
Six months ended June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,099,106	$1,656	$(184)	$1,100,578
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	345,278	—	—	345,278
Wages and benefits	—	219,972	—	—	219,972
Aircraft rent	—	52,374	—	—	52,374
Maintenance materials and repairs	—	116,470	239	—	116,709
Aircraft and passenger servicing	—	61,081	—	—	61,081
Commissions and other selling	—	62,125	32	(49)	62,108
Depreciation and amortization	—	45,842	734	—	46,576
Other rentals and landing fees	—	42,218	—	—	42,218
Other	2,769	89,438	559	(135)	92,631
Total	2,769	1,034,798	1,564	(184)	1,038,947
Operating Income (Loss)	(2,769)	64,308	92	—	61,631
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	26,887	—	—	(26,887)	—
Interest expense and amortization of debt discounts and issuance costs	(4,390)	(26,617)	—	—	(31,007)
Interest income	79	538	—	—	617
Capitalized interest	—	4,750	—	—	4,750
Losses on fuel derivatives	—	(614)	—	—	(614)
Other, net	—	1,310	—	—	1,310
Total	22,576	(20,633)	—	(26,887)	(24,944)
Income Before Income Taxes	19,807	43,675	92	(26,887)	36,687
Income tax expense (benefit)	(2,445)	16,880	—	—	14,435
Net Income (Loss)	$22,252	$26,795	$92	$(26,887)	$22,252
Comprehensive Income	$13,825	$18,368	$92	$(18,460)	$13,825

Condensed Consolidating Balance Sheets
June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,823	$284,567	$23,392	$—	$344,782
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	261,281	—	—	261,281
Accounts receivable, net	63	83,793	224	(209)	83,871
Spare parts and supplies, net	—	20,399	—	—	20,399
Deferred tax assets, net	—	22,657	—	—	22,657
Prepaid expenses and other	79	47,929	43	—	48,051
Total	36,965	725,626	23,659	(209)	786,041
Property and equipment at cost	—	1,958,973	41,952	—	2,000,925
Less accumulated depreciation and amortization	—	(389,297)	(3,695)	—	(392,992)
Property and equipment, net	—	1,569,676	38,257	—	1,607,933
Long-term prepayments and other	21	95,278	—	—	95,299
Deferred tax assets, net	24,917	—	—	(24,917)	—
Goodwill and other intangible assets, net	—	126,643	—	—	126,643
Intercompany receivable	—	189,654	—	(189,654)	—
Investment in consolidated subsidiaries	462,589	—	—	(462,589)	—
TOTAL ASSETS	$524,492	$2,706,877	$61,916	$(677,369)	$2,615,916
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345	$102,874	$608	$(209)	$103,618
Air traffic liability	—	542,658	2,289	—	544,947
Other accrued liabilities	351	122,133	145	—	122,629
Current maturities of long-term debt, less discount, and capital lease obligations	4,173	94,221	—	—	98,394
Total	4,869	861,886	3,042	(209)	869,588
Long-term debt and capital lease obligations	—	848,217	—	—	848,217
Intercompany payable	189,654	—	—	(189,654)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	406,804	—	—	406,804
Other liabilities and deferred credits	1,275	79,347	750	—	81,372
Deferred tax liabilities, net	—	106,158	—	(24,917)	81,241
Total	1,275	592,309	750	(24,917)	569,417
Shareholders’ equity	328,694	404,465	58,124	(462,589)	328,694
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$524,492	$2,706,877	$61,916	$(677,369)	$2,615,916

Condensed Consolidating Balance Sheets
December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,532	$179,676	$4,879	$—	$264,087
Restricted cash	—	6,566	—	—	6,566
Short-term investments	—	260,121	—	—	260,121
Accounts receivable, net	63	80,289	531	(146)	80,737
Spare parts and supplies, net	—	18,011	—	—	18,011
Deferred tax assets, net	—	21,943	—	—	21,943
Prepaid expenses and other	12	53,281	89	—	53,382
Total	79,607	619,887	5,499	(146)	704,847
Property and equipment at cost	—	2,006,274	34,726	—	2,041,000
Less accumulated depreciation and amortization	—	(365,279)	(2,228)	—	(367,507)
Property and equipment, net	—	1,640,995	32,498	—	1,673,493
Long-term prepayments and other	537	95,688	—	—	96,225
Deferred tax assets, net	20,556	—	—	(20,556)	—
Goodwill and other intangible assets, net	—	127,963	—	—	127,963
Intercompany receivable	—	15,081	—	(15,081)	—
Investment in consolidated subsidiaries	351,391	—	—	(351,391)	—
TOTAL ASSETS	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$96,196	$696	$(146)	$97,260
Air traffic liability	—	421,547	2,789	—	424,336
Other accrued liabilities	1,686	140,088	145	—	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	66,530	89,819	—	—	156,349
Total	68,730	747,650	3,630	(146)	819,864
Long-term debt and capital lease obligations	—	893,288	—	—	893,288
Intercompany payable	15,081	—	—	(15,081)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	407,864	—	—	407,864
Other liabilities and deferred credits	1,047	70,853	750	—	72,650
Deferred tax liabilities, net	—	62,185	—	(20,556)	41,629
Total	1,047	540,902	750	(20,556)	522,143
Shareholders’ equity	367,233	317,774	33,617	(351,391)	367,233
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,349)	$299,009	$860	$—	$297,520
Cash Flows From Investing Activities:
Net payments to affiliates	(25,000)	(170,209)	—	195,209	—
Additions to property and equipment, including pre-delivery deposits	—	(65,500)	(7,402)	—	(72,902)
Proceeds from purchase assignment and leaseback transaction	—	86,033	—	—	86,033
Proceeds from disposition of property and equipment	—	3,458	55	—	3,513
Purchases of investments	—	(115,218)	—	—	(115,218)
Sales of investments	—	112,886	—	—	112,886
Net cash provided by (used in) investing activities	(25,000)	(148,550)	(7,347)	195,209	14,312
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(43,460)	—	—	(43,460)
Repurchases of convertible notes	(168,407)	—	—	—	(168,407)
Net payments from affiliates	170,209	—	25,000	(195,209)	—
Repurchases of common stock	(17,621)	—	—	—	(17,621)
Other	459	(2,108)	—	—	(1,649)
Net cash provided by (used in) financing activities	(15,360)	(45,568)	25,000	(195,209)	(231,137)
Net increase (decrease) in cash and cash equivalents	(42,709)	104,891	18,513	—	80,695
Cash and cash equivalents - Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents - End of Period	$36,823	$284,567	$23,392	$—	$344,782

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,537)	$207,836	$670	$—	$203,969
Cash Flows From Investing Activities:
Net payments to subsidiaries	(38,829)	—	—	38,829	—
Additions to property and equipment, including pre-delivery deposits	—	(329,927)	(1,839)	—	(331,766)
Proceeds from disposition of property and equipment	—	350	—	—	350
Purchases of investments	—	(234,143)	—	—	(234,143)
Sales of investments	—	30,859	—	—	30,859
Net cash used in investing activities	(38,829)	(532,861)	(1,839)	38,829	(534,700)
Cash Flows From Financing Activities:
Long-term borrowings	—	293,430	—	—	293,430
Repayments of long-term debt and capital lease obligations	—	(30,756)	—	—	(30,756)
Net payments from parent company	—	38,829	—	(38,829)	—
Other	4,333	621	—	—	4,954
Net cash provided by financing activities	4,333	302,124	—	(38,829)	267,628
Net decrease in cash and cash equivalents	(39,033)	(22,901)	(1,169)	—	(63,103)
Cash and cash equivalents - Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents - End of Period	$45,764	$310,762	$3,755	$—	$360,281

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the "Neighbor Island" routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the "North America" routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the "International" routes), collectively referred to as our "Scheduled Operations". In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of March 2015, the latest available data.

As of June 30, 2015, Hawaiian had 5,439 active employees.

General information about us is available at http://www.hawaiianairlines.com. Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Financial Highlights

•	GAAP net income in the second quarter of $48.8 million or $0.79 per diluted share.

•	Adjusted net income, reflecting economic fuel expense and excluding the loss on extinguishment of debt, in the second quarter of $37.5 million or $0.61 per diluted share.

•	Adjusted pre-tax margin of 10.7%.

•	Unrestricted cash and cash equivalents and short-term investments of $606 million.

•	Lowered leverage ratio to 3.4x.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve through the third quarter as a result of favorable fuel prices. We expect available seat miles during the quarter ending September 30, 2015 to increase by 3% to 5% from the same prior year period, while operating revenue per available seat mile is expected to decrease by 4% to 7% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the quarter ending September 30, 2015 to increase by 2.5% to 5.5% from the same prior year period.

Fleet Summary

The table below summarizes our total fleet as of June 30, 2014 and 2015, and expected fleet as of June 30, 2016 (based on existing agreements):

	June 30, 2014			June 30, 2015			June 30, 2016
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200 (1)	7	11	18	9	12	21	11	12	23
767-300 (2)	6	5	11	5	4	9	4	4	8
717-200	3	15	18	3	15	18	3	15	18
ATR turboprop (4)	—	3	3	—	3	3	—	6	6
Total	16	34	50	17	34	51	18	37	55

(1)
During the quarter ended June 30, 2015, we took delivery of one leased A330-200 aircraft (delivered in May 2015). The increase in the number of leased Airbus A330-200 aircraft from June 30, 2015 to 2016 is due to the planned delivery of an aircraft to be financed through a purchase assignment and lease transaction, and another Airbus A330-200 aircraft through a six-year lease agreement. See Note 11 to the unaudited consolidated financial statements for further discussion regarding these transactions.

(2)	The decrease in the number of leased Boeing 767-300 aircraft from 2015 to 2016 is due to the planned return of an aircraft at the end of its lease term.

(3)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the unaudited consolidated financial statements for further discussion regarding our aircraft leases.

(4)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

Results of Operations

For the three months ended June 30, 2015, we generated net income of $48.8 million, or $0.79 per diluted share, compared to net income of $27.3 million, or $0.43 per diluted share, for the same period in 2014. For the six months ended June 30, 2015, we generated net income of $74.7 million, or $1.18 per diluted share, compared to net income of $22.3 million, or $0.39 per diluted share, for the same period in 2014.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,659		2,526		5,180		4,930
Revenue passenger miles (RPM)	3,588,246		3,393,173		6,933,627		6,621,779
Available seat miles (ASM)	4,439,349		4,260,565		8,666,390		8,296,235
Passenger revenue per RPM (Yield)	13.92	¢	14.94	¢	13.97	¢	14.72	¢
Passenger load factor (RPM/ASM)	80.8%		79.6%		80.0%		79.8%
Passenger revenue per ASM (PRASM)	11.25	¢	11.90	¢	11.18	¢	11.75	¢
Total Operations (a) :
Revenue passengers flown	2,660		2,526		5,182		4,932
RPM	3,590,510		3,395,161		6,938,120		6,626,880
ASM	4,441,648		4,262,774		8,671,330		8,301,743
Operating revenue per ASM (RASM)	12.86	¢	13.51	¢	12.82	¢	13.26	¢
Operating cost per ASM (CASM)	10.80	¢	12.30	¢	10.94	¢	12.51	¢
CASM excluding aircraft fuel (b)	8.27	¢	8.21	¢	8.36	¢	8.36	¢
Aircraft fuel expense per ASM (c)	2.53	¢	4.09	¢	2.58	¢	4.15	¢
Revenue block hours operated	43,418		41,112		85,653		80,324
Gallons of jet fuel consumed	57,998		56,937		114,996		112,101
Average cost per gallon of jet fuel (actual) (c)	$1.94		$3.06		$1.95		$3.08

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended June 30, 2015, operating revenue decreased $4.4 million, or 0.8%, as compared to the prior year period, driven by decreased passenger revenue. During the six months ended June 30, 2015, operating revenue increased by $11.0 million, or 1.0%, as compared to the prior year period, driven primarily by an increase in other operating revenue.

Passenger revenue

For the three and six months ended June 30, 2015, passenger revenue decreased $7.4 million, or 1.5%, and $6.3 million, or 0.6%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended June 30, 2015 as compared to three months ended June 30, 2014				Six months ended June 30, 2015 as compared to six months ended June 30, 2014
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
North America	$16.1	(6.2)%	13.4%	14.7%	$28.0	(5.4)%	12.0%	15.6%
Neighbor Island	1.4	0.1	1.1	6.5	8.0	1.9	1.5	6.1
International	(24.9)	(12.1)	(8.1)	(12.4)	(42.3)	(8.7)	(8.0)	(12.4)
Total scheduled	$(7.4)	(6.8)%	5.7%	4.2%	$(6.3)	(5.1)%	4.7%	4.5%

North America

For the three and six months ended June 30, 2015, North America revenue increased by $16.1 million and $28.0 million, respectively, as compared to the prior year periods. The increase was primarily due to capacity increases on our North America routes, much of which was added in the second half of 2014. This was offset by a decrease in the yield generated from these routes, which was a result of the increase in industry capacity compared to the prior period.

Neighbor Island

For the three and six months ended June 30, 2015, Neighbor Island revenue increased by $1.4 million and $8.0 million, respectively, as compared to the prior year periods, due to the introduction of a new cabin configuration to our fleet of 717-200 aircraft and the launch of our turboprop operations in March 2014.

International

For the three and six months ended June 30, 2015, International revenue decreased by $24.9 million and $42.3 million, respectively, as compared to the prior year periods, due to decreased capacity and yield. Decrease in capacity was driven by changes we made to our network in 2014, including the suspension of our route from Honolulu to Fukuoka, Japan (June 2014). Also, the continued strengthening of the U.S. dollar combined with lower fuel surcharges resulted in decreased average fares for our International routes compared to the prior periods.

Other operating revenue

Other operating revenue increased by $3.0 million, or 4.3%, for the three months ended June 30, 2015, as compared to the prior year period, primarily due to increased ancillary revenue of $2.5 million driven by a 15% increase in the number of passengers flown on our North America routes.

Other operating revenue increased by $17.3 million, or 13.7%, for the six months ended June 30, 2015, as compared to the prior year period. Our co-branded credit card agreement and an increase in the volume of cargo transported increased other operating revenue by $8.4 million and $4.3 million, respectively, for the six months ended June 30, 2015, as compared to the prior period. The increase in volume was the result of additional cargo capacity and improved revenue generation on our existing routes.

Operating Expense

Operating expenses were $479.9 million and $949.0 million for the three and six months ended June 30, 2015, respectively, and $524.1 million and $1,038.9 million for the three and six months ended June 30, 2014, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2015 as compared to the prior year periods are detailed below:

	Increase / (decrease) for the three months ended June 30, 2015 compared to the three months ended June 30, 2014		Increase / (decrease) for the six months ended June 30, 2015 compared to the six months ended June 30, 2014
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Aircraft fuel, including taxes and delivery	$(61,620)	(35.4)%	$(121,432)	(35.2)%
Wages and benefits	11,499	10.2	24,019	10.9
Aircraft rent	2,722	10.4	4,814	9.2
Maintenance materials and repairs	(1,328)	(2.3)	(4,393)	(3.8)
Aircraft and passenger servicing	(1,512)	(4.9)	(3,417)	(5.6)
Commissions and other selling	(289)	(0.9)	(1,196)	(1.9)
Depreciation and amortization	3,772	15.9	6,140	13.2
Other rentals and landing fees	1,592	7.4	3,861	9.1
Other	917	2.0	1,652	1.8
Total	$(44,247)	(8.4)%	$(89,952)	(8.7)%

Aircraft fuel

Aircraft fuel expense decreased during the three and six months ended June 30, 2015, as compared to the prior year periods, primarily due to the decrease in the average fuel price per gallon partially offset by an increase in consumption as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$112,519	$174,139	(35.4)%	$223,846	$345,278	(35.2)%
Fuel gallons consumed	57,998	56,937	1.9%	114,996	112,101	2.6%
Average fuel price per gallon, including taxes and delivery	$1.94	$3.06	(36.6)%	$1.95	$3.08	(36.7)%

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

	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$112,519	$174,139	(35.4)%	$223,846	$345,278	(35.2)%
Realized losses on settlement of fuel derivative contracts	16,553	2,009	723.9%	31,144	1,899	1,540.0%
Economic fuel expense	$129,072	$176,148	(26.7)%	$254,990	$347,177	(26.6)%
Fuel gallons consumed	57,998	56,937	1.9%	114,996	112,101	2.6%
Economic fuel costs per gallon	$2.23	$3.09	(27.8)%	$2.22	$3.10	(28.4)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $11.5 million, or 10.2%, and $24.0 million, or 10.9%, for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods, due to increased profit-sharing expense resulting from our improved financial performance as compared to the prior year periods, and increased pension and postretirement benefit expenses as compared to the prior year periods.

Aircraft rent

Aircraft rent expense increased by $2.7 million, or 10.4%, and $4.8 million, or 9.2%, for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods, primarily due to the addition of two aircraft under operating leases (one A330 aircraft each in February 2015 and May 2015), offset by the return of one Boeing 767-300 aircraft in May 2015.

Aircraft and passenger servicing

Aircraft and passenger servicing expense decreased by $1.5 million, or 4.9%, and $3.4 million, or 5.6%, for the three and six months ended June 30, 2015, as compared to the prior year periods. These decreases were primarily due to the repeal of the Aviation Security Infrastructure Fee, which took effect in October 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $3.8 million, or 15.9%, and $6.1 million, or 13.2% for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods, primarily due to the increase in the number of owned aircraft (two A330-200 aircraft financed under our 2013 EETC agreement offset by the retirement of one B767-300 aircraft).

Other rentals and landing fees

Other rentals and landing fees expense increased by $1.6 million, or 7.4%, and $3.9 million, or 9.1% for the three and six months ended June 30, 2015, respectively, as compared to the prior year periods, due to increased rates and landing frequencies.

Nonoperating Expense

Net nonoperating expense increased by $5.5 million, or 83.7%, for the three months ended June 30, 2015, as compared to the prior year period, due to lower gains on fuel derivatives and higher foreign currency losses. These were partially offset by a decrease in interest expense, which was primarily the result of our reduced debt levels.

Net nonoperating expense increased by $16.4 million, or 65.7%, for the six months ended June 30, 2015, as compared to the prior year period, due to losses of $7.2 million incurred in connection with the convertible note repurchases made during the period and foreign currency losses.

Income Taxes

We had effective tax rates of 38.4% and 39.2% for the three months ended June 30, 2015 and 2014, respectively, and 38.4% and 39.3% for the six months ended June 30, 2015 and 2014, respectively. We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of June 30, 2015, we had $344.8 million in cash and cash equivalents and $261.3 million in short-term investments, an increase of $81.9 million from December 31, 2014.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At June 30, 2015, Hawaiian had approximately $946.6 million of debt and capital lease obligations, including approximately $98.4 million classified as a current liability in the unaudited Consolidated Balance Sheets.

Hawaiian has a secured revolving credit facility in an amount of up to $175.0 million. As of June 30, 2015, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $297.5 million and $204.0 million for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to our improved financial performance from the prior year period.

Net cash provided by investing activities was $14.3 million for the six months ended June 30, 2015 due to the refund of pre-delivery deposits we received in connection with the purchase assignment and leaseback of two Airbus A330-200 aircraft that were delivered in February and May 2015, offset by pre-delivery deposits we made for future aircraft deliveries.

Net cash used in financing activities was $231.1 million for the six months ended June 30, 2015 primarily due to the repurchase of convertible notes, repayment of long-term debt and repurchase of common stock.

Capital Commitments

As of June 30, 2015, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
ATR turboprop aircraft	3	—	In 2015
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $79 million for the remainder of 2015, $78 million in 2016, $220 million in 2017, $398 million in 2018, $482 million in 2019 and $433 million thereafter.

For the remainder of 2015, we expect our other non-aircraft related capital expenditures, which include software, improvements and ramp and maintenance equipment, to total approximately $20 million to $30 million.

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

Stock Repurchase Program

In April 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending on April 24, 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We spent $17.6 million to repurchase approximately 0.8 million shares of our common stock in open market transactions during the three months ended June 30, 2015. As of June 30, 2015, the Company has $82.4 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Covenants under our Financing Arrangements

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of June 30, 2015 and December 31, 2014.

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

Pension and Postemployment Benefit Plan Funding

We contributed $0.8 million and $13.6 million to our defined benefit and other postretirement plans during the three and six months ended June 30, 2015, including $7.3 million above the minimum funding requirements, and expect to contribute $1.5 million during the remainder of 2015. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2015 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2015	2016 - 2017	2018 - 2019	2020 and thereafter
	(in thousands)
Debt and capital lease obligations (1) (2)	$1,194,825	$75,383	$270,709	$272,465	$576,268
Operating leases—aircraft and related equipment (3)	742,669	55,746	201,040	195,126	290,757
Operating leases—non-aircraft	48,363	2,756	10,122	9,004	26,481
Purchase commitments - Capital (4)	1,689,893	79,029	298,451	879,312	433,101
Purchase commitments - Operating (5)	516,007	35,166	117,356	99,304	264,181
Projected employee benefit contributions (6)	28,085	1,541	26,544	—	—
Total contractual obligations	$4,219,842	$249,621	$924,222	$1,455,211	$1,590,788

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of June 30, 2015. Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft, one A330 flight simulator and aircraft related equipment.

(2)
During the period ended June 30, 2015 a condition for conversion of the Convertible Notes was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending September 30, 2015. Therefore, the principal balance is classified accordingly in the above table. However, the 5% interest-only, semiannual payments are excluded from the table.

(3)	Amounts reflect leases for eight Airbus A330-200 aircraft, five Boeing 767 aircraft, one Boeing 717 aircraft, and three turbo-prop aircraft as of June 30, 2015.

(4)
Amounts include our firm commitments for aircraft and aircraft related equipment. See Note 11 to the unaudited consolidated financial statements for further discussion of the purchase assignment and leaseback transaction for our remaining A330-200 aircraft delivery in 2015.

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

Adjusted net income reflecting economic fuel expense and excluding loss on extinguishment of debt

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of fuel derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts that will settle in future periods and the reversal of prior period unrealized amounts. As the cost and availability of fuel is volatile, excluding the impact of fuel derivative adjustments allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•
Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported - GAAP	$48,834	$0.79	$27,327	$0.43	$74,717	$1.18	$22,252	$0.39
Add: changes in fair value of fuel derivative contracts, net of tax	(11,519)	(0.18)	(4,976)	(0.08)	(16,862)	(0.27)	(771)	(0.01)
Add: loss on extinguishment of debt, net of tax	178	—	—	—	4,351	0.07	—	—
Adjusted net income	$37,493	$0.61	$22,351	$0.35	$62,206	$0.98	$21,481	$0.38

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$479,879	$524,126	$948,995	$1,038,947
Less: aircraft fuel, including taxes and delivery	(112,519)	(174,139)	(223,846)	(345,278)
Adjusted operating expenses - excluding aircraft fuel	$367,360	$349,987	$725,149	$693,669
Available Seat Miles	4,441,648	4,262,774	8,671,330	8,301,743
CASM - GAAP	10.80 ¢	12.30 ¢	10.94 ¢	12.51 ¢
Less: aircraft fuel	(2.53)	(4.09)	(2.58)	(4.15)
CASM - excluding aircraft fuel	8.27 ¢	8.21 ¢	8.36 ¢	8.36 ¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 23% and 24% of our operating expenses for the three and six months ended June 30, 2015, respectively, and 33% of our operating expenses for the three and six months ended June 30, 2014. Approximately 69% of our fuel is based on Singapore jet fuel prices, 30% is based on U.S. West Coast jet fuel prices and 1% on other jet fuel prices. Based on gallons expected to be consumed for the remainder of 2015, a $0.10 increase in the cost of a gallon of jet fuel would increase our fuel expense by approximately $11.9 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and six months ended June 30, 2015, our fuel hedge program primarily consisted of heating oil puts and swaps. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of June 30, 2015, we hedged approximately 47% of our projected fuel requirements for the remainder of 2015 with heating oil puts and swaps. As of June 30, 2015, the fair value of these fuel derivative agreements reflected a net asset of $0.6 million recorded in prepaid expenses and other and a net liability of $12.3 million recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

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

At June 30, 2015, we had $81.4 million of variable-rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.19%
Three-month LIBOR	0.28%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of June 30, 2015, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2015, we had $865.2 million of fixed-rate debt including aircraft capital lease obligations, convertible notes, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $17.9 million as of June 30, 2015.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2015 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $7.1 million and $4.8 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of June 30, 2015, the fair value of our foreign currency forwards reflected a net asset of $11.5 million and $2.1 million recorded in prepaid expenses and other and long-term prepayments and other, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended June 30, 2015 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2015:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
April 1, 2015 - April 30, 2015	—	$—	—	$—
May 1, 2015 - May 31, 2015	147,600	24.31	147,600	96
June 1, 2015 - June 30, 2015	602,785	23.28	602,785	82
Total	750,385		750,385

(i)
On April 23, 2015, we announced that our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending on April 24, 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.		Description

10.1		Hawaiian Holdings, Inc. 2015 Stock Incentive Plan (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 12, 2015).*

10.2		Form of Hawaiian Holdings, Inc. Restricted Stock Unit Agreement (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*

10.3		Form of Hawaiian Holdings, Inc. Performance Restricted Stock Unit Agreement (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*

10.4		Form of Hawaiian Holdings, Inc. Stock Option Agreement (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*

12		Computation of ratio of earnings to fixed charges for the six months ended June 30, 2015 and years ended December 31, 2014, 2013, 2012, 2011 and 2010.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Previously filed; incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 30, 2015	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)