Form 10-Q
period 2015-09-30
HAWAIIAN HOLDINGS INC
filed 2015-10-21
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or
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

As of October 16, 2015, 53,214,218 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Operating Revenue:
Passenger	$556,929	$566,985	$1,525,461	$1,541,795
Other	74,809	72,477	217,852	198,245
Total	631,738	639,462	1,743,313	1,740,040
Operating Expenses:
Aircraft fuel, including taxes and delivery	105,483	182,219	329,329	527,497
Wages and benefits	125,884	114,469	369,875	334,441
Aircraft rent	29,544	26,724	86,732	79,098
Maintenance, materials and repairs	56,196	51,293	168,512	168,002
Aircraft and passenger servicing	30,284	31,848	87,948	92,929
Commissions and other selling	30,305	32,015	91,217	94,123
Depreciation and amortization	26,061	24,384	78,777	70,960
Other rentals and landing fees	24,728	23,637	70,807	65,855
Other	48,576	46,704	142,859	139,335
Total	477,061	533,293	1,426,056	1,572,240
Operating Income	154,677	106,169	317,257	167,800
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(13,506)	(17,104)	(42,742)	(48,111)
Interest income	691	471	2,052	1,088
Capitalized interest	698	1,834	2,966	6,584
Losses on fuel derivatives	(25,009)	(27,892)	(28,670)	(28,506)
Loss on extinguishment of debt	(54)	—	(7,296)	—
Other, net	(4,515)	(5,114)	(9,325)	(3,804)
Total	(41,695)	(47,805)	(83,015)	(72,749)
Income Before Income Taxes	112,982	58,364	234,242	95,051
Income tax expense	42,953	22,789	89,496	37,224
Net Income	$70,029	$35,575	$144,746	$57,827
Net Income Per Share
Basic	$1.30	$0.66	$2.67	$1.08
Diluted	$1.15	$0.56	$2.32	$0.94

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2015	2014
	(unaudited)
Net Income	$70,029	$35,575
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $1,117 and $3 for 2015 and 2014, respectively	1,894	44
Net change in derivative instruments, net of tax benefit $1,628 for 2015 and tax expense of $4,308 for 2014	(2,681)	7,081
Net change in available-for-sale investments, net of tax expense of $35 for 2015 and tax benefit of $54 for 2014	59	(90)
Total other comprehensive income (loss)	(728)	7,035
Total Comprehensive Income	$69,301	$42,610

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Net Income	$144,746	$57,827
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $3,163 and $213 for 2015 and 2014, respectively	5,251	389
Net change in derivative instruments, net of tax benefit of $3,014 and $1,045 for 2015 and 2014, respectively	(4,958)	(1,726)
Net change in available-for-sale investments, net of tax expense of $145 for 2015 and tax benefit of $33 for 2014	239	(55)
Total other comprehensive income (loss)	532	(1,392)
Total Comprehensive Income	$145,278	$56,435

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$345,174	$264,087
Restricted cash	5,000	6,566
Short-term investments	265,437	260,121
Accounts receivable, net	80,682	80,737
Spare parts and supplies, net	20,359	18,011
Deferred tax assets, net	22,102	21,943
Prepaid expenses and other	53,013	53,382
Total	791,767	704,847
Property and equipment, less accumulated depreciation and amortization of $415,194 and $367,507 as of September 30, 2015 and December 31, 2014, respectively	1,617,933	1,673,493
Other Assets:
Long-term prepayments and other	90,108	96,225
Intangible assets, less accumulated amortization of $36,414 and $34,434 as of September 30, 2015 and December 31, 2014, respectively	19,320	21,300
Goodwill	106,663	106,663
Total Assets	$2,625,791	$2,602,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,863	$97,260
Air traffic liability	481,830	424,336
Other accrued liabilities	139,827	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	95,805	156,349
Total	819,325	819,864
Long-Term Debt and Capital Lease Obligations	818,608	893,288
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	409,047	407,864
Other liabilities and deferred credits	84,285	72,650
Deferred tax liability, net	117,376	41,629
Total	610,708	522,143
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value per share, 53,317,662 and 54,455,568 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	533	545
Capital in excess of par value	116,083	251,432
Accumulated income	382,814	238,068
Accumulated other comprehensive loss, net	(122,280)	(122,812)
Total	377,150	367,233
Total Liabilities and Shareholders’ Equity	$2,625,791	$2,602,528

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Net cash provided by Operating Activities	$389,472	$252,163
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(105,329)	(361,290)
Proceeds from purchase assignment and leaseback transactions	86,033	—
Proceeds from disposition of equipment	3,606	978
Purchases of investments	(178,177)	(346,010)
Sales of investments	170,904	92,103
Net cash used in investing activities	(22,963)	(614,219)
Cash flows from Financing Activities:
Long-term borrowings	—	293,430
Repayments of long-term debt and capital lease obligations	(74,719)	(46,392)
Repurchases of convertible notes	(171,598)	—
Repurchases of common stock	(37,622)	—
Other	(1,483)	19,889
Net cash provided by (used in) financing activities	(285,422)	266,927
Net increase (decrease) in cash and cash equivalents	81,087	(95,129)
Cash and cash equivalents - Beginning of Period	264,087	423,384
Cash and cash equivalents - End of Period	$345,174	$328,255

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

2. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the amendments in ASU 2014-09 by one year to December 15, 2017. The terms of ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after the revised effective date, and allow for either full retrospective or modified retrospective adoption. Organizations are permitted to adopt the new revenue standard early, but not before December 15, 2016.
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

3. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2015	2014	2015	2014
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(5,003)	$(1,297)	$(13,415)	$(6,523)	Passenger revenue
Interest rate derivative losses, net	170	201	536	618	Interest expense
Total before tax	(4,833)	(1,096)	(12,879)	(5,905)
Tax expense	1,826	424	4,866	2,239
Total, net of tax	$(3,007)	$(672)	$(8,013)	$(3,666)
Amortization of defined benefit pension items
Actuarial loss (gains)	$2,955	$(64)	$8,315	$388	Wages and benefits
Prior service cost	57	113	171	111	Wages and benefits
Total before tax	3,012	49	8,486	499
Tax benefit	(1,118)	(5)	(3,194)	(215)
Total, net of tax	$1,894	$44	$5,292	$284
Short-term investments
Realized gain on sales of investments, net	$(1)	$(10)	$(36)	$(12)	Other nonoperating income
Total before tax	(1)	(10)	(36)	(12)
Tax expense	—	1	7	1
Total, net of tax	$(1)	$(9)	$(29)	$(11)
Total reclassifications for the period	$(1,114)	$(637)	$(2,750)	$(3,393)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and nine months ended September 30, 2015 and 2014 is as follows:

Three months ended September 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$262	$10,423	$(132,163)	$(74)	$(121,552)
Other comprehensive income (loss) before reclassifications, net of tax	(641)	967	—	60	386
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	104	(3,111)	1,894	(1)	(1,114)
Net current-period other comprehensive income (loss)	(537)	(2,144)	1,894	59	(728)
Ending balance	$(275)	$8,279	$(130,269)	$(15)	$(122,280)

Three months ended September 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$471	$95	$(51,714)	$35	$(51,113)
Other comprehensive income (loss) before reclassifications, net of tax	39	7,714	—	(81)	7,672
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	121	(793)	44	(9)	(637)
Net current-period other comprehensive income (loss)	160	6,921	44	(90)	7,035
Ending balance	$631	$7,016	$(51,670)	$(55)	$(44,078)

Nine months ended September 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income (loss) before reclassifications, net of tax	(857)	3,912	(41)	268	3,282
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	328	(8,341)	5,292	(29)	(2,750)
Net current-period other comprehensive income (loss)	(529)	(4,429)	5,251	239	532
Ending balance	$(275)	$8,279	$(130,269)	$(15)	$(122,280)

Nine months ended September 30, 2014	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income (loss) before reclassifications, net of tax	(844)	2,784	105	(44)	2,001
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	379	(4,045)	284	(11)	(3,393)
Net current-period other comprehensive income (loss)	(465)	(1,261)	389	(55)	(1,392)
Ending balance	$631	$7,016	$(51,670)	$(55)	$(44,078)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2015 and 2014, anti-dilutive shares excluded from the calculation of diluted earnings per share were not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except for per share data)
Numerator:
Net Income	$70,029	$35,575	$144,746	$57,827
Denominator:
Weighted average common stock shares outstanding - Basic	53,731	53,878	54,266	53,359
Assumed exercise of stock options and awards	396	848	458	1,061
Assumed conversion of convertible note premium	350	4,965	1,618	4,498
Assumed conversion of warrants	6,351	3,359	6,139	2,767
Weighted average common stock shares outstanding - Diluted	60,828	63,050	62,481	61,685
Net Income Per Share
Basic	$1.30	$0.66	$2.67	$1.08
Diluted	$1.15	$0.56	$2.32	$0.94

Convertible Note Transaction

In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. As of September 30, 2015, the Company’s 5% Convertible Notes due in 2016 ("Convertible Notes") had an outstanding principal balance of $3.3 million and can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option.  During the three and nine months ended September 30, 2015, the Company repurchased $1.0 million and $67.8 million in principal of the Convertible Notes, respectively. The 0.4 million shares into which the currently outstanding Convertible Notes can be converted will not impact the dilutive earnings per share calculation in the current and future periods under the if-converted method, as the Company has the intent and ability to redeem the principal amount of the Convertible Notes with cash.

During the three and nine months ended September 30, 2015 and 2014 the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for earnings per share purposes) are included in the Company's computation of diluted earnings per share.

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

During the three and nine months ended September 30, 2015 and 2014 the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share. Therefore, the assumed conversion of the warrants is included in the Company's computation of diluted earnings per share.

Stock Repurchase Program

In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company spent $20.0 million and $37.7 million to repurchase approximately 0.9 million and 1.6 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the Company has $62.3 million remaining to spend under the stock repurchase program. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

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

The following is a summary of short-term investments held as of September 30, 2015 and December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015	(in thousands)
Corporate debt	$169,615	$84	$(205)	$169,494
U.S. government and agency debt	47,990	84	(2)	48,072
Municipal bonds	23,982	18	(1)	23,999
Other fixed income securities	23,875	—	(3)	23,872
Total short-term investments	$265,462	$186	$(211)	$265,437

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(in thousands)
Corporate debt	$180,794	$43	$(394)	$180,443
U.S. government and agency debt	38,268	—	(40)	38,228
Municipal bonds	23,849	4	(16)	23,837
Other fixed income securities	17,618	—	(5)	17,613
Total short-term investments	$260,529	$47	$(455)	$260,121

Contractual maturities of short-term investments as of September 30, 2015 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$72,807	$96,687	$169,494
U.S. government and agency debt	12,441	35,631	48,072
Municipal bonds	16,961	7,038	23,999
Other fixed income securities	22,371	1,501	23,872
Total short-term investments	$124,580	$140,857	$265,437

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$150,388	$133,602	$16,786	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	265,437	—	265,437	—
Fuel derivative contracts:	0
Heating oil put options	3,480	—	3,480	—
Heating oil swaps	12	—	12	—
Foreign currency derivatives	10,620	—	10,620	—
Total assets measured at fair value	$434,937	$138,602	$296,335	$—
Fuel derivative contracts:
Heating oil swaps	$27,165	$—	$27,165	$—
Foreign currency derivatives	368	—	368	—
Interest rate derivatives	3,175	—	3,175	—
Total liabilities measured at fair value	$30,708	$—	$30,708	$—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$55,072	$35,913	$19,159	$—
Restricted cash	6,566	6,566	—	—
Short-term investments	260,121	—	260,121	—
Fuel derivative contracts:	0
Heating oil put options	32,637	—	32,637	—
Foreign currency derivatives	19,746	—	19,746	—
Total assets measured at fair value	$374,142	$42,479	$331,663	$—

Fuel derivative contracts:
Heating oil swaps	$71,447	$—	$71,447	$—
Interest rate derivative	129	—	129	—
Negative arbitrage derivative	500	—	—	500
Total liabilities measured at fair value	$72,076	$—	$71,576	$500

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

Interest rate derivatives.  The Company’s interest rate derivatives consists of interest rate swaps and is valued based primarily on data available or derived from public markets.

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
September 30, 2015					December 31, 2014
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$816,897	$815,578	$—	$3,224	$812,354	$947,897	$956,811	$—	$69,766	$887,045

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2015, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2015	2014	2015	2014
	(in thousands)
Losses realized at settlement	$(13,777)	$(4,632)	$(44,921)	$(6,530)
Reversal of prior period unrealized amounts	9,953	56	38,293	(1,816)
Unrealized losses on contracts that will settle in future periods	(21,185)	(23,316)	(22,042)	(20,160)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(25,009)	$(27,892)	$(28,670)	$(28,506)

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
The Company enters into foreign currency forward contracts to further manage the effects of fluctuating exchange rates. The effective portion of the gain or loss of designated cash flow hedges is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue. The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized as nonoperating income (expense). Foreign currency forward contracts that are not designated as cash flow hedges are recorded at fair value, and any changes in fair value are recognized as other nonoperating income (expense) in the period of change.

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $12.0 million into earnings over the next 12 months from AOCI based on the values at September 30, 2015.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$52,600 U.S. dollars	April 2023	$—	$(197)	$(197)
	Other liabilities and deferred credits (1)			—	(711)	(711)
Foreign currency derivatives	Prepaid expenses and other	6,723,830 Japanese Yen 38,257 Australian Dollars	September 2016	10,088	(196)	9,892
	Long-term prepayments and other	3,728,050 Japanese Yen 7,349 Australian Dollars	August 2017	509	(160)	349
Derivatives not designated as hedges						0
Interest rate derivative	Other accrued liabilities	$87,400 U.S. dollars	November 2015	—	(2,267)	(2,267)
Foreign currency derivatives	Prepaid expenses and other	3,849,000 Japanese Yen 9,443 Australian Dollars	August 2016	23	(12)	11
Fuel derivative contracts	Other accrued liabilities	81,832 gallons	September 2016	3,492	(27,165)	(23,673)

(1)	Represents the noncurrent portion of the $52.6 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$57,400 U.S. dollars	April 2023	$—	$(26)	$(26)
	Other liabilities and deferred credits(1)			—	(103)	(103)
Foreign currency derivatives	Prepaid expenses and other	6,909,050 Japanese Yen 51,380 Australian Dollars	December 2015	13,921	—	13,921
	Long-term prepayments and other	3,758,500 Japanese Yen 13,080 Australian Dollars	November 2016	4,565	—	4,565
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	7,714,291 Japanese Yen 43,546 Australian Dollars	December 2015	1,191	—	1,191
	Long-term prepayments and other	2,762,000 Japanese Yen 3,500 Australian Dollars	August 2016	69	—	69
Fuel derivative contracts	Other accrued liabilities	90,994 gallons	December 2015	32,637	(71,447)	(38,810)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(500)	(500)

(1) Represents the noncurrent portion of the $57.4 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Foreign currency derivatives	$(1,558)	$(12,428)	$(5,003)	$(1,297)	$—	$—
Interest rate derivatives	840	(283)	170	201	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	2015	2014
	(in thousands)
Foreign currency derivatives	$(6,295)	$(4,720)	$(13,415)	$(6,523)	$—	$—
Interest rate derivatives	778	668	536	618	—	—

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

The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of September 30, 2015 was $26.8 million.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2015 and $0.6 million in collateral posted with counterparties as of December 31, 2014.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of September 30, 2015, the expected maturities of long-term debt for the remainder of 2015 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2015	$16,186
2016	82,861
2017	82,092
2018	87,425
2019	99,070
Thereafter	449,317
$816,951

Convertible Notes

During the three and nine months ended September 30, 2015 a condition for conversion of the Convertible Notes was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending December 31, 2015.  Therefore, the principal balance is classified accordingly in the table above.

During the three and nine months ended September 30, 2015, the Company repurchased $1.0 million and $67.8 million, respectively, in principal of its Convertible Notes for an aggregate repurchase price of $3.2 million and $171.6 million, respectively. The cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity.
The repurchase of the Convertible Notes resulted in a loss on extinguishment of $0.1 million and $7.3 million for the three and nine months ended September 30, 2015, respectively, which is reflected in nonoperating income (expense) in the unaudited Consolidated Statement of Operations.
Convertible Note Hedges and Warrants
The convertible note hedges and warrants described in Note 8 of the Company's Form 10-K for the year ended December 31, 2014 were outstanding as of September 30, 2015.  Under the terms of the convertible note hedges, the counterparties will deliver to the Company an amount equal to the excess of the Company's stock price on the settlement date and the exercise price of $7.88 per share multiplied by 10.9 million shares.  The convertible note hedges are currently exercisable and expire in March 2016.

Under the terms of the warrants, if the Company elects to deliver cash in lieu of shares, the Company will deliver to the counterparties an amount equal to the excess of the Company's stock price on the settlement date and the exercise price of

$10.00 per share multiplied by 10.9 million shares.  The convertible note hedge transaction and the warrant transactions may settle on different dates. The warrants expire at various dates beginning in June 2016.

9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2015	2014	2015	2014
	(in thousands)
Service cost	$4,006	$3,162	$12,456	$9,066
Interest cost	7,454	6,839	22,232	20,811
Expected return on plan assets	(4,702)	(4,842)	(14,134)	(14,532)
Recognized net actuarial loss	3,012	49	8,486	499
Net periodic benefit cost	$9,770	$5,208	$29,040	$15,844

The Company contributed $3.2 million and $16.7 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2015, respectively, including $7.3 million above the minimum funding requirements. The Company contributed $2.3 million and $8.9 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2014, respectively.

10. Commitments and Contingent Liabilities

Commitments

As of September 30, 2015, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for reservations, IT, and accounting services through 2025.

Committed capital and operating expenditures include escalation and variable amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of September 30, 2015 are detailed below:

	Capital	Operating	Total Committed Expenditures	Less: Committed Financing for Upcoming Aircraft Deliveries*	Net Committed Expenditures
	(in thousands)
Remaining months in 2015	$54,051	$17,878	$71,929	$48,138	$23,791
2016	78,018	59,901	137,919	—	137,919
2017	220,806	58,637	279,443	—	279,443
2018	399,953	51,942	451,895	—	451,895
2019	488,553	47,362	535,915	—	535,915
Thereafter	442,888	264,181	707,069	—	707,069
	$1,684,269	$499,901	$2,184,170	$48,138	$2,136,032

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

The anticipated future minimum payments for this lease are $2.2 million for the remainder of 2015, $8.4 million in each of the years 2016 through 2019, and $65.4 million thereafter.

Aircraft Lease Commitment

Hawaiian entered into a six-year lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter of 2016, which is not included in the table above. The Company will determine whether this lease will be classified as a capital or operating lease in the period it takes delivery of the aircraft.

The anticipated future minimum payments for this lease are $5.1 million in 2016, $8.9 million in each of the years 2017 through 2019, and $21.5 million thereafter.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at September 30, 2015 and December 31, 2014.

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

11. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine months ended September 30,
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

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$630,657	$1,162	$(81)	$631,738
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	105,483	—	—	105,483
Wages and benefits	—	125,884	—	—	125,884
Aircraft rent	—	29,544	—	—	29,544
Maintenance materials and repairs	—	56,021	175	—	56,196
Aircraft and passenger servicing	—	30,284	—	—	30,284
Commissions and other selling	1	30,314	15	(25)	30,305
Depreciation and amortization	—	25,307	754	—	26,061
Other rentals and landing fees	—	24,728	—	—	24,728
Other	1,510	46,874	248	(56)	48,576
Total	1,511	474,439	1,192	(81)	477,061
Operating Income (Loss)	(1,511)	156,218	(30)	—	154,677
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	71,067	—	—	(71,067)	—
Interest expense and amortization of debt discounts and issuance costs	(100)	(13,406)	—	—	(13,506)
Interest income	53	638	—	—	691
Capitalized interest	—	698	—	—	698
Losses on fuel derivatives	—	(25,009)	—	—	(25,009)
Loss on extinguishment of debt	(54)	—	—	—	(54)
Other, net	—	(4,515)	—	—	(4,515)
Total	70,966	(41,594)	—	(71,067)	(41,695)
Income (Loss) Before Income Taxes	69,455	114,624	(30)	(71,067)	112,982
Income tax expense (benefit)	(574)	43,527	—	—	42,953
Net Income (Loss)	$70,029	$71,097	$(30)	$(71,067)	$70,029
Comprehensive Income (Loss)	$69,301	$70,369	$(30)	$(70,339)	$69,301

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$638,414	$1,145	$(97)	$639,462
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	182,219	—	—	182,219
Wages and benefits	—	114,469	—	—	114,469
Aircraft rent	—	26,724	—	—	26,724
Maintenance materials and repairs	—	51,029	264	—	51,293
Aircraft and passenger servicing	—	31,848	—	—	31,848
Commissions and other selling	—	32,024	11	(20)	32,015
Depreciation and amortization	—	23,654	730	—	24,384
Other rentals and landing fees	5	23,632	—	—	23,637
Other	1,246	45,291	244	(77)	46,704
Total	1,251	530,890	1,249	(97)	533,293
Operating Income (Loss)	(1,251)	107,524	(104)	—	106,169
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	37,900	—	—	(37,900)	—
Interest expense and amortization of debt discounts and issuance costs	(2,260)	(14,844)	—	—	(17,104)
Interest income	47	424	—	—	471
Capitalized interest	—	1,834	—	—	1,834
Losses on fuel derivatives	—	(27,892)	—	—	(27,892)
Other, net	—	(5,114)	—	—	(5,114)
Total	35,687	(45,592)	—	(37,900)	(47,805)
Income (Loss) Before Income Taxes	34,436	61,932	(104)	(37,900)	58,364
Income tax expense (benefit)	(1,139)	23,928	—	—	22,789
Net Income (Loss)	$35,575	$38,004	$(104)	$(37,900)	$35,575
Comprehensive Income (Loss)	$42,610	$45,039	$(104)	$(44,935)	$42,610

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,740,118	$3,503	$(308)	$1,743,313
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	329,329	—	—	329,329
Wages and benefits	—	369,875	—	—	369,875
Aircraft rent	—	86,732	—	—	86,732
Maintenance materials and repairs	—	167,489	1,023	—	168,512
Aircraft and passenger servicing	—	87,948	—	—	87,948
Commissions and other selling	5	91,260	46	(94)	91,217
Depreciation and amortization	—	76,529	2,248	—	78,777
Other rentals and landing fees	—	70,807	—	—	70,807
Other	4,747	137,617	709	(214)	142,859
Total	4,752	1,417,586	4,026	(308)	1,426,056
Operating Income (Loss)	(4,752)	322,532	(523)	—	317,257
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	153,389	—	—	(153,389)	—
Interest expense and amortization of debt discounts and issuance costs	(1,692)	(41,050)	—	—	(42,742)
Interest income	162	1,890	—	—	2,052
Capitalized interest	—	2,966	—	—	2,966
Losses on fuel derivatives	—	(28,670)	—	—	(28,670)
Loss on extinguishment of debt	(7,296)	—	—	—	(7,296)
Other, net	—	(9,325)	—	—	(9,325)
Total	144,563	(74,189)	—	(153,389)	(83,015)
Income (Loss) Before Income Taxes	139,811	248,343	(523)	(153,389)	234,242
Income tax expense (benefit)	(4,935)	94,431	—	—	89,496
Net Income (Loss)	$144,746	$153,912	$(523)	$(153,389)	$144,746
Comprehensive Income (Loss)	$145,278	$154,444	$(523)	$(153,921)	$145,278

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,737,520	$2,801	$(281)	$1,740,040
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	527,497	—	—	527,497
Wages and benefits	—	334,441	—	—	334,441
Aircraft rent	—	79,098	—	—	79,098
Maintenance materials and repairs	—	167,499	503	—	168,002
Aircraft and passenger servicing	—	92,929	—	—	92,929
Commissions and other selling	—	94,149	43	(69)	94,123
Depreciation and amortization	—	69,496	1,464	—	70,960
Other rentals and landing fees	5	65,850	—	—	65,855
Other	4,015	134,729	803	(212)	139,335
Total	4,020	1,565,688	2,813	(281)	1,572,240
Operating Income (Loss)	(4,020)	171,832	(12)	—	167,800
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	64,787	—	—	(64,787)	—
Interest expense and amortization of debt discounts and issuance costs	(6,650)	(41,461)	—	—	(48,111)
Interest income	126	962	—	—	1,088
Capitalized interest	—	6,584	—	—	6,584
Losses on fuel derivatives	—	(28,506)	—	—	(28,506)
Other, net	—	(3,804)	—	—	(3,804)
Total	58,263	(66,225)	—	(64,787)	(72,749)
Income (Loss) Before Income Taxes	54,243	105,607	(12)	(64,787)	95,051
Income tax expense (benefit)	(3,584)	40,808	—	—	37,224
Net Income (Loss)	$57,827	$64,799	$(12)	$(64,787)	$57,827
Comprehensive Income (Loss)	$56,435	$63,407	$(12)	$(63,395)	$56,435

Condensed Consolidating Balance Sheets
September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$65,949	$271,376	$7,849	$—	$345,174
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	265,437	—	—	265,437
Accounts receivable, net	63	80,487	289	(157)	80,682
Spare parts and supplies, net	—	20,359	—	—	20,359
Deferred tax assets, net	—	22,102	—	—	22,102
Prepaid expenses and other	50	52,852	111	—	53,013
Total	66,062	717,613	8,249	(157)	791,767
Property and equipment at cost	—	1,974,943	58,184	—	2,033,127
Less accumulated depreciation and amortization	—	(410,746)	(4,448)	—	(415,194)
Property and equipment, net	—	1,564,197	53,736	—	1,617,933
Long-term prepayments and other	11	90,097	—	—	90,108
Deferred tax assets, net	25,490	—	—	(25,490)	—
Goodwill and other intangible assets, net	—	125,983	—	—	125,983
Intercompany receivable	—	242,726	—	(242,726)	—
Investment in consolidated subsidiaries	533,839	—	—	(533,839)	—
TOTAL ASSETS	$625,402	$2,740,616	$61,985	$(802,212)	$2,625,791
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$557	$101,024	$439	$(157)	$101,863
Air traffic liability	—	479,398	2,432	—	481,830
Other accrued liabilities	343	139,214	270	—	139,827
Current maturities of long-term debt, less discount, and capital lease obligations	3,234	92,571	—	—	95,805
Total	4,134	812,207	3,141	(157)	819,325
Long-term debt and capital lease obligations	—	818,608	—	—	818,608
Intercompany payable	242,726	—	—	(242,726)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	409,047	—	—	409,047
Other liabilities and deferred credits	1,392	82,143	750	—	84,285
Deferred tax liabilities, net	—	142,866	—	(25,490)	117,376
Total	1,392	634,056	750	(25,490)	610,708
Shareholders’ equity	377,150	475,745	58,094	(533,839)	377,150
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$625,402	$2,740,616	$61,985	$(802,212)	$2,625,791

Condensed Consolidating Balance Sheets
December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,532	$179,676	$4,879	$—	$264,087
Restricted cash	—	6,566	—	—	6,566
Short-term investments	—	260,121	—	—	260,121
Accounts receivable, net	63	80,289	531	(146)	80,737
Spare parts and supplies, net	—	18,011	—	—	18,011
Deferred tax assets, net	—	21,943	—	—	21,943
Prepaid expenses and other	12	53,281	89	—	53,382
Total	79,607	619,887	5,499	(146)	704,847
Property and equipment at cost	—	2,006,274	34,726	—	2,041,000
Less accumulated depreciation and amortization	—	(365,279)	(2,228)	—	(367,507)
Property and equipment, net	—	1,640,995	32,498	—	1,673,493
Long-term prepayments and other	537	95,688	—	—	96,225
Deferred tax assets, net	20,556	—	—	(20,556)	—
Goodwill and other intangible assets, net	—	127,963	—	—	127,963
Intercompany receivable	—	15,081	—	(15,081)	—
Investment in consolidated subsidiaries	351,391	—	—	(351,391)	—
TOTAL ASSETS	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514	$96,196	$696	$(146)	$97,260
Air traffic liability	—	421,547	2,789	—	424,336
Other accrued liabilities	1,686	140,088	145	—	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	66,530	89,819	—	—	156,349
Total	68,730	747,650	3,630	(146)	819,864
Long-term debt and capital lease obligations	—	893,288	—	—	893,288
Intercompany payable	15,081	—	—	(15,081)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	407,864	—	—	407,864
Other liabilities and deferred credits	1,047	70,853	750	—	72,650
Deferred tax liabilities, net	—	62,185	—	(20,556)	41,629
Total	1,047	540,902	750	(20,556)	522,143
Shareholders’ equity	367,233	317,774	33,617	(351,391)	367,233
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,091	$2,499,614	$37,997	$(387,174)	$2,602,528

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,461)	$391,577	$1,356	$—	$389,472
Cash Flows From Investing Activities:
Net payments to affiliates	(25,000)	(223,411)	—	248,411	—
Additions to property and equipment, including pre-delivery deposits	—	(81,888)	(23,441)	—	(105,329)
Proceeds from purchase assignment and leaseback transaction	—	86,033	—	—	86,033
Proceeds from disposition of property and equipment	—	3,551	55	—	3,606
Purchases of investments	—	(178,177)	—	—	(178,177)
Sales of investments	—	170,904	—	—	170,904
Net cash used in investing activities	(25,000)	(222,988)	(23,386)	248,411	(22,963)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(74,719)	—	—	(74,719)
Repurchases of convertible notes	(171,598)	—	—	—	(171,598)
Net payments from affiliates	223,411	—	25,000	(248,411)	—
Repurchases of common stock	(37,622)	—	—	—	(37,622)
Other	687	(2,170)	—	—	(1,483)
Net cash provided by (used in) financing activities	14,878	(76,889)	25,000	(248,411)	(285,422)
Net increase (decrease) in cash and cash equivalents	(13,583)	91,700	2,970	—	81,087
Cash and cash equivalents - Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents - End of Period	$65,949	$271,376	$7,849	$—	$345,174

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(6,859)	$257,694	$1,328	$—	$252,163
Cash Flows From Investing Activities:
Net payments to subsidiaries	(34,443)	—	—	34,443	—
Additions to property and equipment, including pre-delivery deposits	—	(358,538)	(2,752)	—	(361,290)
Proceeds from disposition of property and equipment	—	978	—	—	978
Purchases of investments	—	(346,010)	—	—	(346,010)
Sales of investments	—	92,103	—	—	92,103
Net cash used in investing activities	(34,443)	(611,467)	(2,752)	34,443	(614,219)
Cash Flows From Financing Activities:
Long-term borrowings	—	293,430	—	—	293,430
Repayments of long-term debt and capital lease obligations	—	(46,392)	—	—	(46,392)
Net payments from parent company	—	34,443	—	(34,443)	—
Other	5,487	14,402	—	—	19,889
Net cash provided by financing activities	5,487	295,883	—	(34,443)	266,927
Net decrease in cash and cash equivalents	(35,815)	(57,890)	(1,424)	—	(95,129)
Cash and cash equivalents - Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents - End of Period	$48,982	$275,773	$3,500	$—	$328,255

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

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 .  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the "Neighbor Island" routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the "North America" routes), and between the Hawaiian Islands and the South Pacific, Australia and Asia (the "International" routes), collectively referred to as our "Scheduled Operations". In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of June 2015, the latest available data.

As of September 30, 2015, Hawaiian had 5,475 active employees.

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

Financial Highlights

•	GAAP net income in the third quarter of $70.0 million or $1.15 per diluted share.

•	Adjusted net income in the third quarter of $78.4 million or $1.29 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $611 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve through the fourth quarter as a result of favorable fuel prices. We expect available seat miles during the quarter ending December 31, 2015 to increase by 2% to 4% from the same prior year period, while operating revenue per available seat mile is expected to decrease by 2.5% to 5.5% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the quarter ending December 31, 2015 to increase by 3% to 6% from the same prior year period, due to increased pension costs, commissions and other selling expenses, and aircraft rent.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2014 and 2015, and expected fleet as of September 30, 2016 (based on existing agreements):

	September 30, 2014			September 30, 2015			September 30, 2016
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200 (1)	7	11	18	9	12	21	11	12	23
767-300 (2)	6	5	11	5	4	9	4	4	8
717-200	3	15	18	3	15	18	3	15	18
ATR turboprop (4)	—	3	3	—	6	6	—	6	6
Total	16	34	50	17	37	54	18	37	55

(1)
The increase in the number of leased Airbus A330-200 aircraft from September 30, 2015 to 2016 is due to the planned delivery of an aircraft to be financed through a purchase assignment and lease transaction, and another Airbus A330-200 aircraft through a six-year lease agreement.

(2)	The decrease in the number of leased Boeing 767-300 aircraft from September 30, 2015 to 2016 is due to the planned return of an aircraft at the end of its lease term.

(3)	Leased aircraft include both aircraft under capital and operating leases.

(4)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

Results of Operations

For the three months ended September 30, 2015, we generated net income of $70.0 million, or $1.15 per diluted share, compared to net income of $35.6 million, or $0.56 per diluted share, for the same period in 2014. For the nine months ended September 30, 2015, we generated net income of $144.7 million, or $2.32 per diluted share, compared to net income of $57.8 million, or $0.94 per diluted share, for the same period in 2014.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,830		2,707		8,010		7,638
Revenue passenger miles (RPM)	3,882,903		3,780,301		10,816,530		10,402,081
Available seat miles (ASM)	4,660,211		4,499,108		13,326,602		12,795,342
Passenger revenue per RPM (Yield)	14.34	¢	15.00	¢	14.10	¢	14.82	¢
Passenger load factor (RPM/ASM)	83.3%		84.0%		81.2%		81.3%
Passenger revenue per ASM (PRASM)	11.95	¢	12.60	¢	11.45	¢	12.05	¢
Total Operations (a) :
Revenue passengers flown	2,833		2,709		8,014		7,641
RPM	3,884,851		3,783,584		10,822,970		10,410,466
ASM	4,663,198		4,502,856		13,334,528		12,804,599
Operating revenue per ASM (RASM)	13.55	¢	14.20	¢	13.07	¢	13.59	¢
Operating cost per ASM (CASM)	10.23	¢	11.84	¢	10.69	¢	12.28	¢
CASM excluding aircraft fuel (b)	7.97	¢	7.80	¢	8.22	¢	8.16	¢
Aircraft fuel expense per ASM (c)	2.26	¢	4.04	¢	2.47	¢	4.12	¢
Revenue block hours operated	45,404		43,688		131,057		124,012
Gallons of jet fuel consumed	61,179		60,232		176,175		172,333
Average cost per gallon of jet fuel (actual) (c)	$1.72		$3.03		$1.87		$3.06

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended September 30, 2015, operating revenue decreased $7.7 million, or 1.2%, as compared to the prior year period, driven by decreased passenger revenue. During the nine months ended September 30, 2015, operating revenue increased by $3.3 million, or 0.2%, as compared to the prior year period, driven primarily by an increase in other operating revenue.

Passenger revenue

For the three and nine months ended September 30, 2015, passenger revenue decreased $10.1 million, or 1.8%, and $16.3 million, or 1.1%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended September 30, 2015 as compared to three months ended September 30, 2014				Nine months ended September 30, 2015 as compared to nine months ended September 30, 2014
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
North America	$8.3	(1.4)%	4.3%	4.6%	$36.3	(3.9)%	9.1%	11.4%
Neighbor Island	4.5	(0.2)	3.6	5.2	12.5	1.1	2.2	5.8
International	(22.9)	(14.8)	(1.0)	1.2	(65.1)	(10.9)	(5.7)	(8.3)
Total scheduled	$(10.1)	(4.4)%	2.7%	3.6%	$(16.3)	(4.9)%	4.0%	4.2%

North America

For the three and nine months ended September 30, 2015, North America revenue increased by $8.3 million and $36.3 million, respectively, as compared to the prior year periods. The increase was primarily due to capacity increases on our North America routes, much of which was added in the second half of 2014. This was slightly offset by a decrease in the yield generated from these routes, which was a result of the increase in industry capacity compared to the prior period.

Neighbor Island

For the three months ended September 30, 2015, Neighbor Island revenue increased by $4.5 million as compared to the prior year period, due to the introduction of a new cabin configuration to our fleet of 717-200 aircraft and the launch of our turboprop operations in March 2014.

For the nine months ended September 30, 2015, Neighbor Island revenue increased by $12.5 million as compared to the prior year period, due to the introduction of a new cabin configuration to our fleet of 717-200 aircraft, the launch of our turboprop operations in March 2014, and an increased level of 717-200 flight activity particularly in the first and second quarter of 2015.

International

For the three months ended September 30, 2015, International revenue decreased by $22.9 million as compared to the prior year period. The continued strengthening of the U.S. dollar combined with lower fuel surcharges resulted in decreased average fares for our International routes compared to the prior periods.

For the nine months ended September 30, 2015, International revenue decreased by $65.1 million as compared to the prior year period, due to decreased capacity and yield. Decrease in capacity was driven by changes we made to our network in 2014, including the suspension of our route from Honolulu to Fukuoka, Japan (June 2014). Also, the continued strengthening of the U.S. dollar combined with lower fuel surcharges resulted in decreased average fares for our International routes compared to the prior periods.

Other operating revenue

For the three months ended September 30, 2015, other operating revenue increased by $2.3 million, or 3.2%, as compared to the prior year period. Our co-branded credit card agreement and an increase in ancillary revenue increased other operating revenue by $1.1 million and $1.0 million, respectively. The increase in ancillary revenue was primarily driven by a 5% increase in the number of passengers flown on our North America routes.

For the nine months ended September 30, 2015, other operating revenue increased by $19.6 million, or 9.9%, as compared to the prior year period. Our co-branded credit card agreement increased other operating revenue by $9.6 million for the nine months ended September 30, 2015. Additionally, a 10% increase in the number of passengers flown on our North America routes resulted in a $4.4 million increase in ancillary revenue for the nine months ended September 30, 2015.

Operating Expense

Operating expenses were $477.1 million and $1,426.1 million for the three and nine months ended September 30, 2015, respectively, and $533.3 million and $1,572.2 million for the three and nine months ended September 30, 2014, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2015 as compared to the prior year periods are detailed below:

	Increase / (decrease) for the three months ended September 30, 2015 compared to the three months ended September 30, 2014		Increase / (decrease) for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Aircraft fuel, including taxes and delivery	$(76,736)	(42.1)%	$(198,168)	(37.6)%
Wages and benefits	11,415	10.0	35,434	10.6
Aircraft rent	2,820	10.6	7,634	9.7
Maintenance, materials and repairs	4,903	9.6	510	0.3
Aircraft and passenger servicing	(1,564)	(4.9)	(4,981)	(5.4)
Commissions and other selling	(1,710)	(5.3)	(2,906)	(3.1)
Depreciation and amortization	1,677	6.9	7,817	11.0
Other rentals and landing fees	1,091	4.6	4,952	7.5
Other	1,872	4.0	3,524	2.5
Total	$(56,232)	(10.5)%	$(146,184)	(9.3)%

Aircraft fuel

Aircraft fuel expense decreased during the three and nine months ended September 30, 2015, as compared to the prior year periods, primarily due to the decrease in the average fuel price per gallon partially offset by an increase in consumption as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$105,483	$182,219	(42.1)%	$329,329	$527,497	(37.6)%
Fuel gallons consumed	61,179	60,232	1.6%	176,175	172,333	2.2%
Average fuel price per gallon, including taxes and delivery	$1.72	$3.03	(43.2)%	$1.87	$3.06	(38.9)%

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

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$105,483	$182,219	(42.1)%	$329,329	$527,497	(37.6)%
Realized losses on settlement of fuel derivative contracts	13,777	4,632	197.4%	44,921	6,530	587.9%
Economic fuel expense	$119,260	$186,851	(36.2)%	$374,250	$534,027	(29.9)%
Fuel gallons consumed	61,179	60,232	1.6%	176,175	172,333	2.2%
Economic fuel costs per gallon	$1.95	$3.10	(37.1)%	$2.12	$3.10	(31.6)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $11.4 million, or 10.0%, and $35.4 million, or 10.6%, for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, due to increased pension and postretirement benefit expenses and increased profit-sharing expense resulting from our improved financial performance as compared to the prior year periods.

Aircraft rent

Aircraft rent expense increased by $2.8 million, or 10.6%, and $7.6 million, or 9.7%, for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, primarily due to the addition of two aircraft under operating leases (one A330 aircraft each in February 2015 and May 2015), offset by the return of one Boeing 767-300 aircraft in May 2015.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased by $4.9 million, or 9.6%, for the three months ended September 30, 2015, due to an increase in the number and cost of heavy checks for the Boeing 717-200 aircraft, and an increase in the number and utilization of Airbus A330-200 aircraft in our fleet, as compared to the prior year period.

Maintenance, materials and repairs expense increased by $0.5 million, or 0.3%, for the nine months ended September 30, 2015, due to the increase in the number of Airbus A330-200 aircraft in our fleet. This increase was almost entirely offset by the decrease in the number of Boeing 767-300 aircraft in our fleet as compared to the prior year period.

Aircraft and passenger servicing

Aircraft and passenger servicing expense decreased by $1.6 million, or 4.9%, and $5.0 million, or 5.4%, for the three and nine months ended September 30, 2015, as compared to the prior year periods. These decreases were primarily due to the repeal of the Aviation Security Infrastructure Fee, which took effect in October 2014.

Depreciation and amortization

Depreciation and amortization expense increased by $1.7 million, or 6.9%, and $7.8 million, or 11.0% for the three and nine months ended September 30, 2015, respectively, as compared to the prior year periods, primarily due to the increase in the number of owned aircraft (A330-200 aircraft financed under our 2013 EETC agreement) in our fleet.

Nonoperating Expense

Net nonoperating expense decreased by $6.1 million, or 12.8%, for the three months ended September 30, 2015, as compared to the prior year period, due to $2.9 million reduction in losses on our fuel derivatives. Also, our reduced debt levels resulted in a $3.6 million decrease in our interest expense.

Net nonoperating expense increased by $10.3 million, or 14.1%, for the nine months ended September 30, 2015, as compared to the prior year period, due to losses of $7.3 million incurred in connection with the convertible note repurchases made during the period and foreign currency losses.

Income Taxes

We had effective tax rates of 38.0% and 39.0% for the three months ended September 30, 2015 and 2014, respectively, and 38.2% and 39.2% for the nine months ended September 30, 2015 and 2014, respectively. We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of September 30, 2015, we had $345.2 million in cash and cash equivalents and $265.4 million in short-term investments, an increase of $86.4 million from December 31, 2014.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At September 30, 2015, Hawaiian had approximately $914.4 million of debt and capital lease obligations, including approximately $95.8 million classified as a current liability in the unaudited Consolidated Balance Sheets.

Hawaiian has a secured revolving credit facility in an amount of up to $175.0 million. As of September 30, 2015, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $389.5 million and $252.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to our improved financial performance from the prior year period.

Net cash provided by investing activities was $23.0 million for the nine months ended September 30, 2015 due to the refund of pre-delivery deposits we received in connection with the purchase assignment and leaseback of two Airbus A330-200 aircraft that were delivered in February and May 2015, offset by pre-delivery deposits we made for future aircraft deliveries.

Net cash used in financing activities was $285.4 million for the nine months ended September 30, 2015 primarily due to the repurchase of convertible notes, repayment of long-term debt and repurchase of common stock.

Capital Commitments

As of September 30, 2015, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2015
A330-800neo aircraft	6	6	Between 2019 and 2021
A321neo aircraft	16	9	Between 2017 and 2020
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018

Committed expenditures for these aircraft, engines and related flight equipment approximates $54 million for the remainder of 2015, $78 million in 2016, $221 million in 2017, $400 million in 2018, $489 million in 2019 and $443 million thereafter.

In order to complete the purchase of these aircraft and fund related costs, we may need to secure acceptable financing. We have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. We are also currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have an impact on our ability to fulfill our existing purchase commitments and a material adverse effect on our operations.

Stock Repurchase Program

In April 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending on April 24, 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We spent $20.0 million and $37.7 million to repurchase approximately 0.9 million and 1.6 million shares of our common stock in open market transactions during the three and nine months ended September 30, 2015. As of September 30, 2015, the Company has $62.3 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Covenants under our Financing Arrangements

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of September 30, 2015 and December 31, 2014.

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

Pension and Postemployment Benefit Plan Funding

We contributed $3.2 million and $16.7 million to our defined benefit and other postretirement plans during the three and nine months ended September 30, 2015, including $7.3 million above the minimum funding requirements. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2015 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2015	2016 - 2017	2018 - 2019	2020 and thereafter
	(in thousands)
Debt and capital lease obligations (1) (2)	$1,146,577	$26,278	$271,565	$272,466	$576,268
Operating leases—aircraft and related equipment (3)	718,527	27,575	205,069	195,126	290,757
Operating leases—non-aircraft	47,387	1,382	10,206	9,088	26,711
Purchase commitments - Capital (4)	1,684,269	54,051	298,824	888,506	442,888
Purchase commitments - Operating (5)	499,901	17,878	118,538	99,304	264,181
Projected employee benefit contributions (6)	26,544	—	26,544	—	—
Total contractual obligations	$4,123,205	$127,164	$930,746	$1,464,490	$1,600,805

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of September 30, 2015. Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft, one A330 flight simulator and aircraft related equipment.

(2)
During the period ended September 30, 2015 a condition for conversion of the Convertible Notes was satisfied, which permits holders of the Convertible Notes to surrender their notes for conversion during the quarter ending December 31, 2015. Therefore, the principal balance is classified accordingly in the above table. However, the 5% interest-only, semiannual payments are excluded from the table.

(3)	Amounts reflect leases for eight Airbus A330-200 aircraft, five Boeing 767 aircraft, one Boeing 717 aircraft, and three turbo-prop aircraft.

(4)
Amounts include our firm commitments for aircraft and aircraft related equipment. See Note 10 to the unaudited consolidated financial statements for further discussion of the purchase assignment and leaseback transaction for our remaining A330-200 aircraft delivery in 2015.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel and interest rate derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. Excluding the impact of these derivative adjustments allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•
Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported - GAAP	$70,029	$1.15	$35,575	$0.56	$144,746	$2.32	$57,827	$0.94
Add: changes in fair value of derivative contracts, net of tax	8,370	0.14	13,956	0.23	(8,492)	(0.14)	13,185	0.21
Add: loss on extinguishment of debt, net of tax	34	—	—	—	4,385	0.07	—	—
Adjusted net income	$78,433	$1.29	$49,531	$0.79	$140,639	$2.25	$71,012	$1.15

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM, excluding fuel, are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$477,061	$533,293	$1,426,056	$1,572,240
Less: aircraft fuel, including taxes and delivery	(105,483)	(182,219)	(329,329)	(527,497)
Adjusted operating expenses - excluding aircraft fuel	$371,578	$351,074	$1,096,727	$1,044,743
Available Seat Miles	4,663,198	4,502,856	13,334,528	12,804,599
CASM - GAAP	10.23 ¢	11.84 ¢	10.69 ¢	12.28 ¢
Less: aircraft fuel	(2.26)	(4.04)	(2.47)	(4.12)
CASM - excluding aircraft fuel	7.97 ¢	7.80 ¢	8.22 ¢	8.16 ¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 22% and 23% of our operating expenses for the three and nine months ended September 30, 2015, respectively, and 34% of our operating expenses for the three and nine months ended September 30, 2014. Approximately 70% of our fuel is based on Singapore jet fuel prices and 30% is based on U.S. West Coast jet fuel prices. Based on gallons expected to be consumed for the remainder of 2015, a $0.10 increase in the cost of a gallon of jet fuel would increase our fuel expense by approximately $5.8 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and nine months ended September 30, 2015, our fuel hedge program primarily consisted of heating oil puts and swaps. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of September 30, 2015, we hedged approximately 50% of our projected fuel requirements for the remainder of 2015 with heating oil puts and swaps. As of September 30, 2015, the fair value of these fuel derivative agreements reflected a net liability of $23.7 million recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

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

At September 30, 2015, we had $78.4 million of variable-rate debt indexed to the following interest rates:

Index	Rate
One-month LIBOR	0.20%
Three-month LIBOR	0.33%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of September 30, 2015, a change in interest rates is unlikely to have a material impact on our results of operations.

At September 30, 2015, we had $836.0 million of fixed-rate debt including aircraft capital lease obligations, convertible notes, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $16.6 million as of September 30, 2015.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2015 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $3.5 million and $2.2 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of September 30, 2015, the fair value of our foreign currency forwards reflected a net asset of $9.9 million and $0.3 million recorded in prepaid expenses and other and long-term prepayments and other, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended September 30, 2015 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended September 30, 2015:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
July 1, 2015 - July 31, 2015	99,599	$23.88	99,599	$80
August 1, 2015 - August 31, 2015	479,486	22.85	479,486	69
September 1, 2015 - September 30, 2015	281,486	23.68	281,486	62
Total	860,571		860,571

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2015 and years ended December 31, 2014, 2013, 2012, 2011 and 2010.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	October 21, 2015	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)