Form 10-K
period 2015-12-31
HAWAIIAN HOLDINGS INC
filed 2016-02-08
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☒ No  ☐
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1.2 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.
As of January 22, 2016, 53,401,439 shares of Common Stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for Annual Meeting of Stockholders to be held on May 18, 2016 will be incorporated by reference into Part III of this Form 10-K.

___________________________________________________________________________________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowance or other financial items; expectations regarding available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the first quarter of 2016; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding factors that may affect our ability to fund our working capital, capital expenditures or other general purpose needs; statements related to the impact of our low-cost structure on funding our growth strategy and market opportunities; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair costs and deposits and timing of maintenance activities; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plan; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding the availability and cost of fuel; statements regarding our wages and benefits and labor costs and agreements; statements regarding the implementation, effective date and costs of compliance with regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements regarding aircraft rent expense; statements regarding the status of federal and state legislation; statements regarding our total capacity and yields on routes; statements regarding compliance with potential environmental regulations; statements regarding potential dilution of our securities; statements regarding cost liability and deferred revenue estimates related to the frequent flyer program; statements related to our hedging program; statements concerning the impact of, and changes to, accounting principles, policies and estimates; statements regarding our net operating loss carryforwards; statements regarding credit card holdback; statements regarding the availability of financing; statements regarding our capital expenditures; statements regarding potential violations under the our debt or lease obligations; statements regarding our intent to settle the principal amount of our convertible notes in cash; statements regarding our ability to comply with covenants under our financing arrangements; statements regarding our intention to obtain additional debt or lease financing for aircraft deliveries; statements related to capital expenditures impacting future debt levels and pre-delivery payments; statements regarding the expiration of aircraft leases; statements related to risk management, credit risks and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft and associated costs for spare engines, replacement parts, maintenance, employee training and other implementation activities; statements projecting non-aircraft related capital expenditures; statements related to the effects of any litigation on our operations or business; statements related to the amount of competition on our routes by other domestic and foreign carriers; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are also intended to identify such forward- looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.
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
We are the longest serving airline as well as the largest airline headquartered in the State of Hawai'i, and the 10th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2015, the latest data available.
At December 31, 2015, our fleet consisted of 18 Boeing 717-200 aircraft for the Neighbor Island routes and eight Boeing 767-300 aircraft and 22 Airbus A330-200 aircraft for the North America, International and charter routes. We also own three ATR42 turboprop aircraft for the "'Ohana by Hawaiian" Neighbor Island service. In 2015, we purchased three ATR72 turboprop aircraft for the expansion of our cargo service.
Our goal is to be the number one destination carrier serving Hawai'i. We are devoted to the travel needs of the residents and visitors of Hawai'i and offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and seek to provide quality service to our customers that exemplifies the spirit of aloha.
Outlook
Our mission every year is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2016, we will continue to focus on strengthening our competitive position in the markets that we serve primarily by continuing to mature the routes we launched over the past several years, improving our sales distribution channels, maintaining a disciplined approach in controlling our costs, and growing our offering of value-added products and services.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. At December 31, 2015, we operated 213 scheduled flights with:

•
Daily service on our North America routes between the State of Hawai'i and Los Angeles, Oakland, Sacramento, San Diego, San Francisco and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; and Seattle, Washington; and scheduled service between the State of Hawai'i and New York City, New York.

•	Daily service on our Neighbor Island routes among the six major islands of the State of Hawai'i.

•
Daily service on our International routes between the State of Hawai'i and Sydney, Australia; and Tokyo and Osaka, Japan and scheduled service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Brisbane, Australia; Auckland, New Zealand; Sapporo, Japan; Seoul, South Korea; and Beijing, China.

•	Other ad hoc charters.

Fuel
Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about our aircraft fuel consumption and cost.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2015	234,183	$417,728	$1.78	22.1%
2014	230,199	$678,253	$2.95	32.8%
2013	226,214	$698,802	$3.09	34.6%
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
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire (36 months for non-U.S. members). The number of free travel awards used for travel on Hawaiian was approximately 512,000 in 2015. The amount of free travel awards as a percentage of total revenue passengers was approximately 5% in 2015. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

•	increasing value to our customers by offering easier access to more travel destinations and better mileage accrual/redemption opportunities;

•	gaining access to more connecting traffic from other airlines; and

•	providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.
Our marketing alliances with other airlines as of December 31, 2015 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	Yes	Yes
All Nippon Airways (ANA)	Yes	Yes	Yes	Yes
American Airlines (American)	Yes	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines (Delta)	No	Yes	No	Yes
JetBlue	Yes	Yes	Yes	No
Korean Air	Yes	Yes	Yes	Yes
United Airlines (United)	No	Yes	No	Yes
Virgin America (Virgin)	Yes	Yes	Yes	No
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes
Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.
Competition
The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

•	Price;

•	Flight frequency and schedule;

•	On-time performance and reliability;

•	Name recognition;

•	Marketing affiliations;

•	Frequent flyer benefits;

•	Customer service;

•	Aircraft type; and

•	In-flight services.
North America—We face multiple competitors on our North America routes including major network carriers such as Alaska Airlines, American, United, Delta and Virgin. Various charter companies also provide non scheduled service to Hawai'i mostly under public charter arrangements.
Neighbor Island—Our Neighbor Island competitors consist of regional carriers, which include Island Air, Mokulele Airlines and a number of other "air taxi" companies.
International—Currently, we are the only provider of direct service between Honolulu and each of Sapporo, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other International routes.

Employees
As of December 31, 2015, we had 5,548 active employees, and approximately 84% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	606	September 15, 2015
Cabin crew members	Association of Flight Attendants (AFA)	1,704	January 1, 2017
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	782	April 20, 2014	**
Clerical	IAM-C	1,518	January 1, 2014	**
Flight dispatch personnel	Transport Workers Union (TWU)	39	November 1, 2013
(*)    Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
(**)    These agreements were amended in January 2016 and become amendable again in January 2021.
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
Noise Abatement
Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, and San Jose, California, Sydney, Australia and Tokyo, Japan, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise regulations. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.
Civil Reserve Air Fleet Program
The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program by agreeing to make aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense U.S. Transportation Command to call on as many as 13 contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities. None of our aircraft are presently mobilized under this program.
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
Available Information
General information about us, including the charters for the committees of our Board of Directors, can be found at https://www.hawaiianairlines.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov. Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.
ITEM 1A.    RISK FACTORS.
In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations and financial conditions:
ECONOMIC RISKS
Our business is affected by global economic volatility.
Our business and results of operations are significantly impacted by general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to Hawai'i remains unpredictable. Deterioration in demand resulting from economic uncertainty or another recession may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, resulting in a negative impact to our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

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
Our results and operations are heavily impacted by the price and availability of jet fuel. While we have benefited recently from lower fuel costs, we cannot assure you that fuel costs will remain low in the future. The cost and availability of jet fuel remain volatile and are subject to political, economic and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions at distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset increased fuel prices.
We enter into derivative agreements to protect against the volatility of fuel costs. There is no assurance that such agreements will protect us during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements. Also, if fuel prices fall significantly below the levels in existence at the time we enter into our hedging contracts, we may be required to post a significant amount of cash collateral, which could have an impact on the level of our unrestricted cash and cash equivalents and adversely affect our liquidity.
Also, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to the price of fuel.
COMPETITIVE ENVIRONMENT RISKS
We operate in an extremely competitive environment.
The airline industry is characterized by low profit margins, high fixed costs and significant price competition. We currently compete with other airlines on our Neighbor Island, North America and International routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors on our North America and International routes are larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets. For example, Virgin launched flights from the West Coast to Hawai'i in the fourth quarter of 2015, and while Southwest Airlines has taken steps to enable it to provide service to Hawai'i in the future, it has yet to formally announce the service.

Furthermore, large network carriers have significantly reduced their costs and adjusted their routes to compete with low-cost carriers (LCC) in their existing markets by diverting resources to long-haul markets such as Hawai'i, where LCC competition has been less severe. Additional capacity to Hawai'i, whether from network carriers or LCCs, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.
Airline bankruptcy restructuring, strategic combinations or industry consolidation could have an impact on our competitive environment.
Many of our competitors have dramatically reduced operating costs through a combination of bankruptcy restructuring, industry consolidation and vendor and labor negotiations to increase market strength. Several domestic airlines were able to reduce labor costs, restructure debt and lease agreements and implement other financial improvements through the bankruptcy process. In addition, certain of our competitors have merged (for example, the American Airlines and US Airways merger in December 2013) to create larger and more financially sound airlines.
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
During fiscal year 2015, approximately 75% of our passenger revenue was generated from air transportation between the Hawaiian Islands and the U.S. mainland, and amongst the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai'i, or to Hawai'i from the U.S. mainland, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During fiscal year 2015, over 50% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska, American, Delta and United that have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enable them to attract higher customer traffic levels as compared to us.
In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (jetBlue, Virgin, America Airlines, etc.) to provide customers access to and from North America destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers, depending on the economic strength of the hub city and the size of the customer group that frequent the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North America market, for the most part, do not originate in Honolulu, but rather on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.
Our Neighbor Island routes are affected by increased capacity provided by our competitors.
During fiscal year 2015, approximately 25% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on the Neighbor Island service, our competitors have increased capacity to Hawai'i either by introducing new routes or increasing the frequency of existing routes from North America to the Neighbor Islands. This additional capacity provided by our competitors has the effect of decreasing our share of traffic on our Neighbor Island routes, which could have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.
During fiscal year 2015, approximately 20% of our revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
Many of our foreign competitors are network carriers that benefit from network feed to support International routes on which we compete. In contrast, we lack a comparable direct network to feed passengers to our International flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai'i, but rather internationally, in these foreign markets' home base. We also rely on our code-share agreements and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.
INFORMATION TECHNOLOGY AND THIRD-PARTY RISKS
If we do not maintain the privacy and security of customer-related information or fail to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners, we could damage our reputation, incur substantial additional costs and become subject to litigation or regulatory penalties.
We receive, retain, and transmit certain personal information about our customers and we are subject to increasing legislative, regulatory and customer focus on privacy issues and data security. A number of our commercial partners, including credit card companies, have imposed data security standards that we are obligated to meet and these standards continue to evolve. We will continue our efforts to meet new and increasing privacy and security standards; however, it is possible that such new standards may prove difficult to meet and require us to expend additional resources.  Additionally, any compromise of our technology systems could result in the loss, disclosure, misappropriation of or access to our customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or our failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners may adversely affect our reputation, business, results of operations and financial condition and may require that we expend significant additional resources related to the security of information systems.
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
We have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training and the distribution and sale of airline seats. As part of our cost-control efforts, our reliance on outside vendors has increased and may continue to do so in the future.
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
We currently have a large number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, and we are not able to replace these pilots in a timely fashion, it may adversely affect our operations.
STRATEGY AND BRAND RISKS
Our failure to successfully implement our route and network maturation strategy could harm our business.
Our route maturation strategy includes initiatives to increase revenue, decrease costs, mature our network, and improve our distribution sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-

effective manner, we may be unable to successfully develop and grow our existing markets, which may adversely affect our business and operations.
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
Our reputation and financial results could be harmed in the event of adverse publicity, including the event of an aircraft accident or incident.
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
Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident or incident. Any such accident or incident involving our aircraft or an aircraft operated by one of our code-share partners could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant potential claims of injured passengers and others. We are required by the U.S. Department of Transportation (DOT) to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with the accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.
AIRLINE INDUSTRY, REGULATION AND RELATED COSTS RISKS
The airline industry has substantial operating leverage and is affected by many conditions that are beyond its control, including delays, cancellations and other conditions, which could harm our financial condition and results of operations.
The airline industry has historically operated on low gross profit margins as a result of a high percentage of fixed costs. Due to these fixed costs, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition and results of operations:

•	decline in general economic conditions;

•	continued threat of terrorist attacks and conflicts overseas;

•	actual or threatened war and political instability;

•	increased security measures or breaches in security;

•	adverse weather and natural disasters;

•	changes in consumer preferences, perceptions or spending patterns;

•	increased costs related to security and safety measures;

•	increased fares as a result of increases in fuel costs;

•	outbreak of contagious diseases or fear of contagion; and

•	congestion at airports and actual or potential disruptions in the air traffic control system.

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
The construction work that is performed in connection with the State's modernization plan has temporarily narrowed the taxilanes used by our aircraft to depart and arrive at our assigned terminal at Honolulu International Airport. The temporary narrowing of the taxilanes has congested the aircraft traffic in these areas, which has resulted in the delay of the departure and arrival of our aircraft. Significant delays and potential displacement resulting from the State's modernization plan may have a negative impact on our operations and on-time performance.
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
We are dependent on Airbus S.A.S. (Airbus) and The Boeing Company (Boeing) as our primary suppliers of aircraft and aircraft-related items. As a result, we are vulnerable to any problems associated with the supply of those aircraft and parts which could result in increased parts and maintenance costs in future years.
Our agreements to purchase Airbus A321neo aircraft and A330-800neo aircraft represent significant future financial commitments and operating costs.
As of December 31, 2015, we had the following firm order commitments and purchase rights for aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
We have made substantial pre-delivery payments for Airbus aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. There can be no assurance that we will be able to raise capital to finance these requirements or that such financing can be obtained on favorable terms, or at all.
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
We may never realize the full value of our long-lived assets, resulting in impairment write-offs that may negatively impact our financial position and results of operations.
Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record a material impairment over our long-lived assets. For example, the value of our aircraft may be affected by changes in supply and demand for these aircraft in future periods. A material impairment charge could have an adverse effect on our financial position and results of operations in future periods.
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
Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Airbus to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions may adversely affect the availability of financing or may result in unfavorable terms and conditions. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonable terms, our business and financial condition will be adversely affected.
Our substantial debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.
As of December 31, 2015, we had $677 million in outstanding debt. Our substantial debt and related covenants could:

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
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks totaled $5.0 million as of December 31, 2015. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse effect on our financial condition.
Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.
We sponsor three defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. As of December 31, 2015, the unfunded pension and disability obligation related to these plans was $201 million. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as the number and demographic data of qualified retiring employees, asset returns, interest rates and changes in pension laws. These factors, along with the impact of results that can vary significantly from estimates, may significantly impact our funding requirements and have an adverse effect on our financial condition.
Our ability to use our net operating loss (NOL) carryforwards to offset future taxable income for U.S. federal income tax purposes may be significantly limited due to various circumstances, including certain possible future transactions involving the sale or issuance of our common stock.
Our ability to use our NOL carryforwards may be limited if we experience an "ownership change" as defined in Section 382 (Section 382) of the Internal Revenue Code of 1986, as amended. An ownership change generally occurs if certain stockholders increase their aggregate percentage ownership of a corporation's stock by more than 50 percentage points over their lowest percentage ownership at any time during the testing period, which is generally the three-year period preceding any potential ownership change.

There is no assurance that we will not experience a future ownership change under Section 382 that may significantly limit or possibly eliminate our ability to use our NOL carryforwards. Potential future transactions involving the sale or issuance of our common stock, including the issuance of our common stock for cash and the acquisition or disposition of such stock by a stockholder owning 5% or more of our common stock, or a combination of such transactions, may increase the possibility that we will experience a future ownership change under Section 382.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2014, 2015 and expected 2016 (based on existing agreements):

	December 31, 2014			December 31, 2015			December 31, 2016			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (4)	Owned	Total	Leased (4)	Owned	Total	Leased (4)	Owned	Total
A330-200(1)	7	12	19	10	12	22	11	12	23	294	2.9
767-300(2)	6	4	10	4	4	8	4	3	7	252 - 264	16.8
717-200	3	15	18	3	15	18	3	15	18	128	14.0
ATR turboprop(3)	—	3	3	—	6	6	—	6	6	48	17.0
Total	16	34	50	17	37	54	18	36	54

(1)
During 2015, we took delivery and placed into revenue service three Airbus A330-200 aircraft for service on our North America and International routes. These aircraft were financed through purchase assignment and lease transactions. The increase in the number of leased aircraft in 2016 is due to the planned delivery of an aircraft financed through a six-year lease agreement. See Note 13 for further details.

(2)
During 2015, we returned two Boeing 767-300 aircraft at the end of their lease term. The decrease in the number of owned Boeing 767-300 aircraft from 2015 to 2016 is due to the planned retirement of an aircraft at the end of its useful life.

(3)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(4)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the consolidated financial statements for further discussion regarding our aircraft leases.

At December 31, 2015, we had firm aircraft orders as detailed below:

Delivery Year	A321neo Aircraft(1)	A330-800neo Aircraft(2)	Total
2017	3	—	3
2018	6	—	6
2019	6	2	8
2020	1	2	3
2021	—	2	2
	16	6	22

(1)
In 2013, Hawaiian executed a purchase agreement for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020. The A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on its North America routes.

(2)
In 2014, Hawaiian entered into an amendment (the Purchase Agreement Amendment) to the Airbus A330/A350XWB Purchase Agreement to convert its order for six firm A350XWB-800 aircraft with an additional six purchase rights into an order for six firm A330-800neo aircraft with an additional six purchase rights. The Purchase Agreement Amendment provides for delivery, subject to certain flexibility rights, of six A330-800neo aircraft starting in 2019. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying on our North America and International routes.

Hawaiian has purchase rights for an additional nine A321neo aircraft and six A330-800neo aircraft and can utilize these rights subject to production availability. Of the remaining Boeing 767-300 leased aircraft, one will expire by the end of 2017. See Note 9 to the consolidated financial statements for additional information regarding our aircraft lease agreements.
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

The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2015:

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

	High	Low
2015
Fourth Quarter	$40.13	$23.77
Third Quarter	26.00	19.87
Second Quarter	26.10	20.75
First Quarter	27.66	18.01
2014
Fourth Quarter	$26.66	$12.52
Third Quarter	16.08	12.67
Second Quarter	16.49	12.35
First Quarter	14.75	9.46
Holders
There were 994 stockholders of record of our common stock as of January 22, 2016, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
We paid no dividends in 2015 or 2014. Restrictions contained in our financing agreements and certain of our aircraft lease agreements limit our ability to pay dividends on our common stock. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2015, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table displays information with respect to our repurchases of shares of our common stock during the three months ended December 31, 2015:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
October 1, 2015 - October 31, 2015	103,444	$24.32	103,444
November 1, 2015 - November 30, 2015	—	—	—
December 1, 2015 - December 31, 2015	—	—	—
Total	103,444		103,444	$60

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

Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from January 1, 2011 to December 31, 2015. The comparison assumes $100 was invested on January 1, 2011 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.
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
Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$2,317,467	$2,314,879	$2,155,865	$1,962,353	$1,650,459
Operating expenses	1,891,364	2,069,747	2,022,118	1,832,955	1,630,176
Operating income	426,103	245,132	133,747	129,398	20,283
Net Income (Loss)	182,646	68,926	51,854	52,237	(2,649)
Net Income (Loss) Per Common Stock Share:
Basic	$3.38	$1.29	$1.00	$1.04	$(0.05)
Diluted	2.98	1.10	0.98	1.01	(0.05)
Balance Sheet Items as of December 31:
Total assets	$2,509,710	$2,602,528	$2,164,261	$1,865,824	$1,487,529
Long-term debt, less discount, and capital lease obligations, excluding current maturities (a)	694,678	893,288	744,286	553,009	424,436

(a)
In 2015, we extinguished $123.9 million of existing debt under four secured financing agreements, which were originally scheduled to mature in 2018, 2023 and 2024. We also repurchased and converted $70.8 million in principal of our Convertible Notes. In 2014, we received proceeds of $368.4 million in connection with the EETC financing for the purchase of five Airbus A330-200 aircraft. In 2013, we borrowed $132.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft, and received proceeds of $76.1 million in connection with the EETC financing for the purchase of one Airbus A330-200 aircraft. In 2012, we borrowed $133.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft and took delivery of three aircraft (two Boeing 717 aircraft and one Airbus A330-200 aircraft) under capital leases. In 2011, we issued $86.25 million principal amount of convertible notes due March 2016 and used the proceeds to pay off our outstanding secured revolving credit facility, borrowed $192.8 million through secured loan agreements to finance a portion of the purchase price of 15 Boeing 717-200 aircraft and borrowed $132.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft. See further discussion at Note 8 to the consolidated financial statements.

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
Year in Review
2015 Financial Highlights

•	Operating income grew to $426 million compared to $245 million in the prior-year period.

•	Pre-tax income grew to $296 million compared to $113 million in the prior-year period.

•	GAAP net income of $183 million or $2.98 per diluted share compared to $69 million or $1.10 per diluted share in the prior-year period.

•	Adjusted net income of $189 million or $3.09 per diluted share compared to $97 million or $1.55 per share in the prior-year period.

•	Unrestricted cash and cash equivalents and short-term investments of $560 million compared to $524 million in the prior year period.

•	Extinguished $124 million of debt instruments that were originally scheduled to mature in 2018 through 2024.

•	Repurchased and converted $71 million in principal of convertible notes.
See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
Outlook
We expect our financial performance to improve in the first quarter of 2016 compared to the same quarter in 2015 as a result of favorable fuel prices. We expect available seat miles during the first quarter of 2016 to increase by 2.5% to 4.5% from the same prior year period. With the continued strengthening of the U.S. dollar, a decrease in fuel surcharges on our international routes, and an increase in industry capacity on our North America routes, operating revenue per available seat mile could increase or decrease by up to 1.5% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the first quarter of 2016 to increase by 3% to 6% from the same prior year period due to the recent ratification of our labor agreements and an increase in the expected number of maintenance events.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2015		2014		2013
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	10,665		10,191		9,929
Revenue passenger miles (RPM)	14,450,564		13,910,804		13,658,072
Available seat miles (ASM)	17,710,309		17,062,264		16,761,761
Passenger revenue per RPM (Yield)	14.02	¢	14.70	¢	14.22	¢
Passenger load factor (RPM/ASM)	81.6%		81.5%		81.5%
Passenger revenue per ASM (PRASM)	11.44	¢	11.99	¢	11.59	¢
Total Operations (a) :
Revenue passengers flown	10,673		10,195		9,936
RPM	14,462,191		13,921,147		13,677,645
ASM	17,726,322		17,073,630		16,785,827
Operating revenue per ASM (RASM)	13.07	¢	13.56	¢	12.84	¢
Operating cost per ASM (CASM)	10.67	¢	12.12	¢	12.05	¢
CASM excluding aircraft fuel (b)	8.31	¢	8.15	¢	7.88	¢
Aircraft fuel expense per ASM (c)	2.36	¢	3.97	¢	4.17	¢
Revenue block hours operated	173,546		166,362		161,965
Gallons of jet fuel consumed	234,183		230,199		226,214
Average cost per gallon of jet fuel (actual) (c)	$1.78		$2.95		$3.09

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.
Operating Revenue
Our revenue is derived primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of baggage fees, cargo revenue, incidental services revenue, ticket change and cancellation fees, sale of frequent flyer miles, inflight revenue, contract services and charter services revenue.
Operating revenue was $2.32 billion, $2.31 billion and $2.16 billion for the years ended December 31, 2015, 2014 and 2013. The increase in operating revenue in 2014 from 2013 was driven primarily by an increase in passenger revenue.

2015 vs. 2014
Passenger Revenue
Passenger revenue was $2.03 billion and $2.05 billion for the years ended December 31, 2015 and 2014, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2015 as compared to December 31, 2014
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
North America	$52.9	(2.6)%	8.0%	9.4%
Neighbor Island	16.2	1.0	2.3	4.4
International	(88.5)	(12.8)	(4.0)	(6.0)
Total scheduled	$(19.4)	(4.6)%	3.9%	3.8%
North America revenue increased by $52.9 million in 2015, as compared to 2014, primarily due to capacity increases on our North America routes, driven by the annualized impact of service introduced in 2014. This was slightly offset by a decrease in the yield generated from these routes, which was a result of the increase in industry capacity compared to the prior period.
Neighbor Island revenue increased by $16.2 million in 2015, as compared to 2014, due to the introduction of a new cabin configuration to our fleet of 717-200 aircraft and the launch of our turboprop operations in March 2014.
International revenue decreased by $88.5 million in 2015, as compared to 2014, due to decreased yield and capacity. The continued strengthening of the U.S. dollar combined with lower fuel surcharges resulted in decreased average fares for our International routes compared to the prior period. Decreased capacity was driven by changes we made to our network in 2014, including the suspension of our route from Honolulu to Taipei, Taiwan (March 2014) and Honolulu to Fukuoka, Japan (June 2014).
Other Operating Revenue
Other operating revenue increased by $22.0 million, or 8.2%, in 2015, as compared to 2014, due to $11.2 million generated by increased sales of frequent flyer miles under our co-branded credit card agreement, as compared to the prior year period. Additionally, a 9% increase in the number of passengers flown on our North America routes resulted in a $7.5 million increase in ancillary revenue compared to the prior year period.

Operating Expenses
The largest components of our operating expenses are wages and benefits provided to our employees, aircraft fuel (including taxes and delivery) and aircraft maintenance materials and repairs. Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2015 as compared to December 31, 2014
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(260,525)	(38.4)%
Wages and benefits	52,060	11.6
Aircraft rent	9,231	8.7
Maintenance materials and repairs	(971)	(0.4)
Aircraft and passenger servicing	(5,331)	(4.3)
Commissions and other selling	(2,772)	(2.3)
Depreciation and amortization	9,207	9.6
Other rentals and landing fees	7,153	8.1
Purchased services	8,452	11.5
Other	5,113	4.7
Total	$(178,383)	(8.6)%
The price and availability of aircraft fuel is extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. Decreases in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2015	2014	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$417,728	$678,253	(38.4)%
Fuel gallons consumed	234,183	230,199	1.7%
Average fuel price per gallon, including taxes and delivery	$1.78	$2.95	(39.7)%
The decrease in fuel expense from 2014 to 2015 is primarily due to a decrease in the average fuel price per gallon, partially offset by increased fuel consumption due to the additional aircraft in the fleet (three additional A330-200 offset by the return of two B767-300 aircraft at the end of its lease term).
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

	Year Ended December 31,
	2015	2014	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$417,728	$678,253	(38.4)%
Realized losses on settlement of fuel derivative contracts	60,946	20,365	199.3%
Economic fuel expense	$478,674	$698,618	(31.5)%
Fuel gallons consumed	234,183	230,199	1.7%
Economic fuel costs per gallon	$2.04	$3.03	(32.7)%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.

Wages and benefits expense increased by $52.1 million, or 11.6%, in 2015 as compared to 2014, due to increased pension and postretirement benefit expenses and increased profit-sharing expense resulting from our improved financial performance as compared to the prior period.
Aircraft rent expense increased by $9.2 million, or 8.7%, in 2015 as compared to 2014, primarily due to the addition of three A330-200 aircraft under operating leases (one each in February 2015, May 2015, and October 2015), offset by the return of two Boeing 767-300 aircraft (one each in May 2015 and October 2015).
Depreciation and amortization expense increased by $9.2 million, or 9.6%, in 2015 as compared to 2014, primarily due to the annualized effect of owned aircraft added to the fleet in the prior year period.
Other rentals and landing fees expense increased by $7.2 million, or 8.1%, in 2015 as compared to 2014, primarily due to increased rates and landing frequencies.
Purchased services expense increased by $8.5 million, or 11.5%, in 2015 as compared to 2014, due to costs incurred in connection with our turboprop operations and increased IT infrastructure costs.
Nonoperating Expense
Net nonoperating expense decreased by $1.3 million in 2015, as compared to 2014, primarily due to reduced debt levels which resulted in an $8.6 million reduction in interest expense as compared to the prior year period. Also our fuel hedge portfolio generated losses of $59.9 million in the current period compared to losses of $63.5 million in the prior year period. These reductions in nonoperating expense were partially offset by an $8.2 million increase in losses generated from the early extinguishment of long-term debt.
2014 vs. 2013
Passenger Revenue
Passenger revenue was $2.05 billion and $1.94 billion for the years ended December 31, 2014 and 2013, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2014 as compared to December 31, 2013
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
North America	$111.4	5.1%	6.9%	10.2%
Neighbor Island	35.7	6.0	1.8	3.7
International	(44.8)	(0.8)	(6.9)	(10.4)
Total scheduled	$102.3	3.4%	1.9%	1.8%
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
Neighbor Island revenue increased by $35.7 million, in 2014, as compared to 2013, due to our turboprop operations which launched in March 2014, the impact of improved traffic mix, and a slight increase in average fares.
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
Other Operating Revenue
Other operating revenue increased by $56.8 million, or 26.7%, in 2014, as compared to 2013, due to $29.1 million generated by increased sales of frequent flyer miles under our new co-branded credit card agreement and $13.1 million driven by an increase in the volume of cargo transported, as compared to the prior year period. The increase in volume was the result of additional cargo capacity and improved revenue generation on our existing routes.

Operating Expenses
Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2014 as compared to December 31, 2013
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(20,549)	(2.9)%
Wages and benefits	20,008	4.7
Aircraft rent	(2,112)	(1.9)
Maintenance materials and repairs	22,232	10.9
Aircraft and passenger servicing	2,145	1.8
Commissions and other selling	(3,382)	(2.7)
Depreciation and amortization	13,324	16.0
Other rentals and landing fees	6,585	8.1
Purchased services	9,744	15.3
Other	(366)	(0.3)
Total	$47,629	2.4%
Decreases in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2014	2013	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$678,253	$698,802	(2.9)%
Fuel gallons consumed	230,199	226,214	1.8%
Average fuel price per gallon, including taxes and delivery	$2.95	$3.09	(4.5)%
The decrease in fuel expense from 2013 to 2014 is primarily due to a decrease in the average fuel price per gallon, partially offset by increased fuel consumption due to the additional aircraft in the fleet (five additional A330-200 offset by the retirement of two B767-300 aircraft).
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2014	2013	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$678,253	$698,802	(2.9)%
Realized losses on settlement of fuel derivative contracts	20,365	14,018	45.3%
Economic fuel expense	$698,618	$712,820	(2.0)%
Fuel gallons consumed	230,199	226,214	1.8%
Economic fuel costs per gallon	$3.03	$3.15	(3.8)%
Wages and benefits expense increased by $20.0 million, or 4.7%, in 2014, as compared to 2013, due to a 2.5% increase in the number of employees as we continue to expand our operations with additional aircraft. Our profit-sharing expense also increased in 2014, which was driven by our improved financial performance from 2013.
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

Other rentals and landing fees expense increased by $6.6 million, or 8.1%, in 2014 as compared to 2013, primarily due to increased rates and landing frequencies.
Purchased services expense increased by $9.7 million, or 15.3%, in 2014 as compared to 2013, primarily due to costs incurred in connection with our turboprop operations that began in March 2014.
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
Income Tax Expense
We recorded income tax expense of $113.0 million, $44.5 million and $34.6 million during the years ended December 31, 2015, 2014, and 2013, respectively. In 2015, 2014 and 2013, we had an effective tax rate of 38.2%, 39.2% and 40.0%, respectively.
See Note 10 to the consolidated financial statements for further discussion.
Liquidity and Capital Resources
Our liquidity is dependent on the cash we generate from operating activities, our existing cash resources and our debt financing arrangements. As of December 31, 2015, we had $281.5 million in cash and cash equivalents and $278.5 million in short-term investments, representing an increase of $35.8 million from December 31, 2014. As of December 31, 2015 and 2014, our restricted cash balance of $5.0 million and $6.6 million, respectively, primarily consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales.
We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At December 31, 2015, Hawaiian had $772.1 million of debt and capital lease obligations, including $77.5 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2015, our current liabilities exceeded our current assets by approximately $28.8 million. However, approximately $430.8 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity or operations.
We also have access to a secured revolving credit and letter of credit facility (the Revolving Credit Facility) in an amount of up to $175 million, maturing in November 2017. As of December 31, 2015 we had no outstanding borrowings under the Revolving Credit Facility.
Cash Flows
Net cash provided by operating activities was $476.0 million, $300.4 million and $243.3 million in 2015, 2014 and 2013, respectively. The increase in 2015 was primarily due to the increased net income before deferred income tax expense, which does not impact our cash flows because our net operating loss carryforwards were used to satisfy this income tax obligation. The increase in 2014 was primarily due to increased net income before the expense associated with unrealized loss positions on our fuel derivative contracts, which do not immediately impact our cash flows from operating activities because the losses were unrealized as of December 31, 2014.
Net cash used in investing activities was $35.3 million, $686.8 million and $327.8 million for 2015, 2014 and 2013, respectively. The decrease in 2015 was due to acquisition of fewer aircraft during the year, which resulted in a $323.4 million reduction in capital expenditures. We also received $101.7 million from the purchase assignment and leaseback of three Airbus A330-200 aircraft during the year, and reduced our net purchases of investments by $240.2 million in 2015. The increase in 2014 was due to the $261.5 million in net purchases of investments, and the acquisition of five Airbus A330-200 aircraft during the year.
Net cash used in financing activities was $423.3 million for 2015 and net cash provided by financing activities was $227.1 million and $102.0 million for 2014 and 2013, respectively. The increase in cash used in financing activities in 2015 was due to the lack of long-term borrowings during the year, the early repayment of long-term debt, and the repurchase of convertible notes and common stock. This was partially offset by the net settlement of the convertible note call options and warrants. The increase in 2014 was due to the receipt of $368.4 million in proceeds from the EETC financing, partially offset by $54.2 million of debt extinguishment in October 2014 and repurchase of $15.1 million of convertible notes.
Covenants under our Financing Arrangements
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets, totaled $5.0 million as of December 31, 2015 and 2014.
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
Pension and Other Postretirement Benefit Plan Funding
As of December 31, 2015, the excess of the projected benefit obligations over the fair value of plan assets was approximately $375.8 million. We contributed $20.4 million, $8.9 million and $18.7 million, to our defined benefit pension plans and disability plan during 2015, 2014 and 2013, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. In 2016, our minimum required contribution to our defined benefit pension plans and disability plan is $5.3 million.
Income Tax Net Operating Loss Carryforwards
We have net operating loss (NOL) carryforwards for federal and state income tax purposes of $288.2 million as of December 31, 2015. The tax benefit of the NOL carryforwards as of December 31, 2015 is $38.3 million, substantially all of which will not begin to expire until 2031. We believe we will have sufficient working capital to pay income taxes as they become due.
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
Contractual Obligations
Our estimated contractual obligations as of December 31, 2015 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)	$969,318	$116,531	$216,053	$190,032	$446,702
Operating leases—aircraft and related equipment(2)	785,079	112,647	213,943	190,749	267,740
Operating leases—non-aircraft	44,574	5,247	9,050	8,220	22,057
Purchase commitments—Capital(3)	1,625,220	85,349	618,122	713,581	208,168
Purchase commitments—Operating(4)	589,336	66,654	124,218	110,964	287,500
Projected employee benefit contributions(5)	43,600	5,500	38,100	—	—
Total contractual obligations	$4,057,127	$391,928	$1,219,486	$1,213,546	$1,232,167

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of December 31, 2015. Amount reflects capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft, one A330 flight simulator and aircraft related equipment.

(2)	Amounts reflect leases for nine Airbus A330-200 aircraft, four Boeing 767 aircraft, one Boeing 717 aircraft, three turboprop aircraft and aircraft-related equipment as of December 31, 2015.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, capacity purchases, accounting, IT and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amounts include our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2018.

Capital Commitments
As of December 31, 2015, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Committed expenditures for these aircraft, engines and related flight equipment are approximately $85 million in 2016, $221 million in 2017, $397 million in 2018, $484 million in 2019, and $230 million in 2020.
In order to complete the purchase of these aircraft and fund related costs, we may need to secure acceptable financing. We have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. Financing may be necessary to satisfy our capital commitments for firm order aircraft and other related capital expenditures. We can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to us on acceptable terms when necessary or at all.
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
See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. Excluding the impact of these derivative adjustments allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below

•	Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2015		2014		2013
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported—GAAP	$182,646	$2.98	$68,926	$1.10	$51,854	$0.98
Add: changes in fair value of derivative contracts, net of tax	(609)	(0.01)	25,864	0.41	(5,210)	(0.10)
Add: loss on extinguishment of debt, net of tax	7,235	0.12	2,331	0.04	—	—
Adjusted net income	$189,272	$3.09	$97,121	$1.55	$46,644	$0.88
Operating Costs per Available Seat Mile (CASM)
We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.
CASM and CASM, excluding fuel, are summarized in the table below:

	Year Ended December 31,
	2015	2014	2013
GAAP operating expenses	$1,891,364	$2,069,747	$2,022,118
Less: aircraft fuel, including taxes and delivery	(417,728)	(678,253)	(698,802)
Adjusted operating expenses—excluding aircraft fuel	$1,473,636	$1,391,494	$1,323,316
Available Seat Miles	17,726,322	17,073,630	16,785,827
CASM—GAAP	10.67 ¢	12.12 ¢	12.05 ¢
Less: aircraft fuel	(2.36)	(3.97)	(4.17)
CASM—excluding aircraft fuel	8.31 ¢	8.15 ¢	7.88 ¢
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
Frequent Flyer Accounting
HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. We utilize the incremental cost method of accounting for free travel awards earned by passengers issued from the HawaiianMiles program through flight activity. This method utilizes a number of estimates including the incremental cost per mile and breakage. We record a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on other airlines. We estimate the incremental cost of travel awards based on periodic studies of actual costs and apply these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental costs include the cost of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.
We also sell mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the transportation that will ultimately be provided when the mileage credits are redeemed and the other elements consisting of marketing related activities that we conduct with the participating company.

In 2013, Hawaiian entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware (Barclays) which began in 2014. The agreement was a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which was effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.
The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  We determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the deliverables based on their relative selling prices.  The transportation element is deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (24 months).  The other elements are generally recognized as other revenue when earned.
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
Pension and Other Postretirement and Postemployment Benefits
The calculation of pension and other postretirement and postemployment benefit expenses and its corresponding liabilities require the use of significant assumptions, including the assumed discount rate, the expected long-term rate of return on plan assets, expected mortality rates of the plan participants, and the expected health care cost trend rate. Changes in these assumptions will impact the expense and liability amounts, and future actual experience may differ from these assumptions. The significant assumptions as of December 31, 2015 are as follows:

Pension:
Discount rate to determine projected benefit obligation	4.56%
Expected return on plan assets	6.89%	+
Postretirement:
Discount rate to determine projected benefit obligation	4.72%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	8.25%
Ultimate	4.75%
Years to reach ultimate trend rate	7
Disability:
Discount rate to determine projected benefit obligation	4.61%
Expected return on plan assets	5.40%	+
N/A Not Applicable

+	Expected return on plan assets used to determine the net periodic benefit expense for 2016 is 6.69% for the pension plans and 5.37% for the disability plan.

The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to sufficiently diversify assets so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return will have the following effects on our estimated 2016 pension and disability benefit expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2016 pension expense	$2.5
Increase in estimated 2016 disability benefit expense	0.2
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2015	$55.9
Increase in other postretirement benefit obligation as of December 31, 2015	41.4
Increase in estimated 2016 pension expense	2.8
Increase in estimated 2016 other postretirement benefit expense	6.0
The health care cost trend rate is based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. Changes in the assumed health care cost trend rate would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2015	$36.9
Increase in estimated 2016 other postretirement benefit expense	7.4

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2015	$28.8
Decrease in estimated 2016 other postretirement benefit expense	4.8
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
Aircraft Fuel Costs
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 22% of our operating expenses for the year ended December 31, 2015. Approximately 70% of our fuel is based on Singapore jet fuel prices and 30% is based on U.S. West Coast jet fuel prices. Based on gallons expected to be consumed in 2016, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.4 million, excluding the results of our fuel hedge program.
We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During 2015, our fuel hedge program primarily consisted of heating oil puts and swaps. Put option contracts provide for a settlement in favor of the holder in the event the prices fall below a predetermined contractual level during a particular time period. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.
As of December 31, 2015, we hedged approximately 35% of our projected fuel requirements for 2016 with heating oil puts and swaps. As of December 31, 2015, the fair value of these fuel derivative agreements reflected a net liability of $39.5 million that is recorded in other accrued liabilities in the Consolidated Balance Sheets.
We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, puts and other option-based structures.
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
At December 31, 2015, we had $51.0 million of variable-rate debt indexed to the following interest rate:

Index	Rate
Three-month LIBOR	0.54%
Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, short-term investments, and variable-rate debt as of December 31, 2015, a change in interest rates is unlikely to have a material impact on our results of operations.
At December 31, 2015, we had $721 million of fixed-rate debt including aircraft capital lease obligations, a convertible note, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in market rates, and amounted to approximately $15 million as of December 31, 2015.
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
Foreign Currency
We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected 2016 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $18 million and $9 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currency exchange rates.
As of December 31, 2015, the fair value of our foreign currency forwards reflected a net asset of $5.9 million that is recorded in prepaid expenses and other, and $0.4 million recorded in other liabilities and deferred credits reflected in the Consolidated Balance Sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Hawaiian Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2016, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 8, 2016

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,025,610	$2,045,052	$1,942,829
Other	291,857	269,827	213,036
Total	2,317,467	2,314,879	2,155,865
Operating Expenses:
Aircraft fuel, including taxes and delivery	417,728	678,253	698,802
Wages and benefits	499,506	447,446	427,438
Aircraft rent	115,653	106,422	108,534
Maintenance materials and repairs	224,648	225,619	203,387
Aircraft and passenger servicing	117,449	122,780	120,635
Commissions and other selling	119,746	122,518	125,900
Depreciation and amortization	105,581	96,374	83,050
Other rentals and landing fees	95,055	87,902	81,317
Purchased services	81,838	73,386	63,642
Other	114,160	109,047	109,413
Total	1,891,364	2,069,747	2,022,118
Operating Income	426,103	245,132	133,747
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(55,678)	(64,240)	(50,453)
Interest income	2,811	1,684	639
Capitalized interest	3,261	8,024	12,625
Losses on fuel derivatives	(59,931)	(63,471)	(5,334)
Loss on extinguishment of debt	(12,058)	(3,885)	—
Other, net	(8,820)	(9,797)	(4,814)
Total	(130,415)	(131,685)	(47,337)
Income Before Income Taxes	295,688	113,447	86,410
Income tax expense	113,042	44,521	34,556
Net Income	$182,646	$68,926	$51,854
Net Income Per Common Stock Share:
Basic	$3.38	$1.29	$1.00
Diluted	$2.98	$1.10	$0.98
Weighted Average Number of Common Stock Shares Outstanding:
Basic	54,031	53,591	52,099
Diluted	61,256	62,822	53,155
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years ended December 31, 2015, 2014 and 2013

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net Income	$182,646	$68,926	$51,854
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $18,826 for 2015, tax benefit of $50,968 for 2014 and tax expense of $38,886 for 2013	31,655	(83,461)	61,995
Net change in derivative instruments, net of tax benefit of $4,866 for 2015, tax expense of $2,188 and $5,696 for 2014 and 2013, respectively	(8,002)	3,589	9,373
Net change in available-for-sale investments, net of tax benefit of $72 and $154 for 2015 and 2014, respectively	(118)	(254)	—
Total other comprehensive income (loss)	23,535	(80,126)	71,368
Total Comprehensive Income (Loss)	$206,181	$(11,200)	$123,222
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2015 and 2014

	2015	2014
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$281,502	$264,087
Restricted cash	5,000	6,566
Short-term investments	278,545	260,121
Accounts receivable, net	81,723	80,737
Spare parts and supplies, net	19,164	18,011
Prepaid expenses and other	75,050	53,382
Total	740,984	682,904
Property and equipment, net
Flight equipment	1,737,435	1,741,444
Pre-delivery deposits on flight equipment	21,467	97,685
Other property and equipment	226,350	201,871
	1,985,252	2,041,000
Less accumulated depreciation and amortization	(432,510)	(367,507)
Total	1,552,742	1,673,493
Other Assets:
Long-term prepayments and other	90,661	96,225
Intangible assets, net	18,660	21,300
Goodwill	106,663	106,663
Total Assets	$2,509,710	$2,580,585
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$101,310	$97,260
Air traffic liability	430,766	424,336
Other accrued liabilities	160,258	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	77,466	156,349
Total	769,800	819,864
Long-Term Debt and Capital Lease Obligations	694,678	893,288
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	372,700	407,864
Other liabilities and deferred credits	89,845	72,650
Deferred tax liability, net	136,625	19,686
Total	599,170	500,200
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value per share, 53,401,439 and 54,455,568 shares issued and outstanding as of December 31, 2015 and 2014, respectively.	534	545
Capital in excess of par value	124,091	251,432
Accumulated income	420,714	238,068
Accumulated other comprehensive loss, net	(99,277)	(122,812)
Total	446,062	367,233
Total Liabilities and Shareholders' Equity	$2,509,710	$2,580,585
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2015, 2014 and 2013

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2012	$514	$—	$264,854	$117,288	$(114,054)	$268,602
Net Income	—	—	—	51,854	—	51,854
Other comprehensive income	—	—	—	—	71,368	71,368
Issuance of 983,151 shares of common stock related to stock awards	10	—	979	—	—	989
Share-based compensation expense	—	—	4,573	—	—	4,573
Excess tax benefits from stock issuance	—	—	(522)	—	—	(522)
Balance at December 31, 2013	$524	$—	$269,884	$169,142	$(42,686)	$396,864
Net Income	—	—	—	68,926	—	68,926
Other comprehensive loss	—	—	—	—	(80,126)	(80,126)
Issuance of 2,032,486 shares of common stock related to stock awards	21	—	3,729	—	—	3,750
Share-based compensation expense	—	—	5,056	—	—	5,056
Excess tax benefits from stock issuance	—	—	387	—	—	387
Reacquisition of equity component of convertible notes	—	—	(27,624)	—	—	(27,624)
Balance at December 31, 2014	$545	$—	$251,432	$238,068	$(122,812)	$367,233
Net Income	—	—	—	182,646	—	182,646
Other comprehensive income	—	—	—	—	23,535	23,535
Issuance of 660,271 shares of common stock related to stock awards	6	—	(5,489)	—	—	(5,483)
Repurchase and retirement of 1,714,400 shares common stock	(17)	—	(40,120)	—	—	(40,137)
Share-based compensation expense	—	—	5,075	—	—	5,075
Excess tax benefits from stock issuance	—	—	373	—	—	373
Reacquisition of equity component of convertible notes	—	—	(109,301)	—	—	(109,301)
Settlement of convertible note call options	—	—	304,752	—	—	304,752
Settlement of convertible note warrants	—	—	(282,631)	—	—	(282,631)
Balance at December 31, 2015	$534	$—	$124,091	$420,714	$(99,277)	$446,062
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2015 and 2014.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2015 and 2014
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$182,646	$68,926	$51,854
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,640	2,640	2,640
Depreciation and amortization of property and equipment	104,176	94,969	81,645
Deferred income taxes, net	102,446	43,084	34,106
Stock compensation	6,616	6,680	4,573
Loss on extinguishment of debt	12,058	3,885	—
Amortization of debt discounts and issuance costs	6,678	9,277	6,949
Pension and postretirement benefit cost, net	15,973	9,535	12,543
Unrealized (gain) loss on fuel derivative contracts	(1,015)	43,107	(8,684)
Other, net	(2,245)	(7,071)	(9,986)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,850)	(5,803)	1,318
Spare parts and supplies, net	(4,323)	(1,436)	5,020
Prepaid expenses and other current assets	7,065	2,493	(6,391)
Accounts payable	44	7,473	7,703
Air traffic liability	6,430	15,250	20,440
Other accrued liabilities	10,075	2,246	19,449
Other assets and liabilities, net	28,614	5,175	20,091
Net cash provided by operating activities	476,028	300,430	243,270
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits, net	(118,828)	(442,229)	(410,180)
Proceeds from purchase assignment and leaseback transactions	101,738	—	67,952
Net proceeds from disposition of equipment	3,669	16,953	14,414
Purchases of investments	(257,448)	(458,592)	—
Sales of investments	236,062	197,046	—
Other	(500)	—	—
Net cash used in investing activities	(35,307)	(686,822)	(327,814)
Cash Flows From Financing Activities:
Long-term borrowings	—	368,430	243,110
Repayments of long-term debt and capital lease obligations	(216,157)	(115,246)	(113,592)
Repurchases and conversion of convertible notes	(184,645)	(42,754)	—
Repurchases of common stock	(40,138)	—	—
Proceeds from settlement of convertible note call options	304,752	—	—
Payment for settlement of convertible note warrants	(282,631)	—	—
Debt issuance costs	(572)	(1,519)	(13,846)
Change in cash collateral for EETC financing	1,566	14,434	(16,000)
Other	(5,481)	3,750	2,376
Net cash provided by (used in) financing activities	(423,306)	227,095	102,048
Net increase (decrease) in cash and cash equivalents	17,415	(159,297)	17,504
Cash and cash equivalents—Beginning of Year	264,087	423,384	405,880
Cash and cash equivalents—End of Year	$281,502	$264,087	$423,384
   See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. The Company's primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including its principal subsidiary, Hawaiian, through which the Company conducts substantially all of its operations. All significant intercompany balances and transactions have been eliminated upon consolidation.
Certain prior period amounts were reclassified to conform to the current period presentation. None of these reclassifications had a material effect on the consolidated financial statements.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.
Restricted Cash
Restricted cash consists of cash held as collateral by institutions that process our credit card transactions for advanced ticket sales.
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
Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines	7 - 20 years, 0 - 10% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
ATR turboprop aircraft and engines	10 years, 15% residual value
Aircraft under capital leases	8 - 12 years, no residual value
Flight simulator under capital lease	25 years, 10% residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other capital leases was $43.4 million and $31.2 million as of December 31, 2015 and 2014, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $31.7 million and $15.6 million at December 31, 2015 and 2014, respectively. Amortization expense related to computer software was $6.3 million, $5.5 million and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
In the event that the Company determines that the values of goodwill or indefinite-lived intangible assets have become impaired, the Company will incur an accounting charge during the period in which such determination is made. No impairments were recorded in 2015.
Impairment of Long-Lived Assets and Finite-lived Intangible Assets
Long-lived assets used in operations, consisting principally of property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than its carrying amount. When testing for impairment, management considers market trends, the expected useful lives of the assets, changes in economic conditions, recent transactions involving sales of similar assets and, if necessary, estimates of future discounted cash flows. To determine whether an impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity,

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
Operating Leases
The Company leases aircraft, engines, airport and terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements include escalation clauses and renewal options. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Rental expense for operating leases totaled $174.9 million, $160.7 million, and $158.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Frequent Flyer Program
HawaiianMiles, Hawaiian's frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. The Company utilizes the incremental cost method of accounting for free travel awards earned by passengers issued from the HawaiianMiles program through flight activity. The Company records a liability for the estimated incremental cost of providing travel awards that are expected to be redeemed on Hawaiian or the contractual rate of expected redemption on other airlines. The Company estimates the incremental cost of travel awards based on periodic studies of actual costs and applies these cost estimates to all issued miles, less an appropriate breakage factor for estimated miles that will not be redeemed. Incremental cost includes the costs of fuel, meals and beverages, insurance and certain other passenger traffic-related costs, but does not include any costs for aircraft ownership and maintenance. The breakage factor is estimated based on an analysis of historical expirations.
The Company also sells mileage credits to companies participating in our frequent flyer program. These sales are accounted for as multiple-element arrangements, with one element representing the travel that will ultimately be provided when the mileage credits are redeemed and the other consisting of marketing related activities that we conduct with the participating company.
In 2013, Hawaiian entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware (Barclays) which began in 2014. The agreement was a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which was effective for new and materially modified revenue arrangements entered into by the Company after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.

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

The Company's total frequent flyer liability for future award redemptions is reflected as components of Air traffic liability and Other liabilities and deferred credits within the Consolidated Balance Sheets as follows:

	As of December 31,
	2015	2014
	(in thousands)
Air traffic liability	$56,833	$49,618
Other liabilities and deferred credits	18,054	15,830
Total frequent flyer liability	$74,887	$65,448
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
The Company uses the corridor approach in the valuation of its defined benefit pension and other postretirement and postemployment plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. These unrecognized actuarial gains and losses re amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the average remaining service period to retirement date of active plan participants.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $17.6 million, $15.6 million and $14.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Capitalized Interest
Interest is capitalized upon the payment of predelivery deposits for aircraft and engines, and is depreciated over the estimated useful life of the asset from service inception date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Compensation Plans
The Company has a stock compensation plan for it and its subsidiaries' officers, consultants and non-employee directors. The Company accounts for stock compensation awards under ASC 718, Compensation—Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using the following: (1) option-pricing models for grants of stock options or (2) fair value at the measurement date (usually the grant date) for awards of stock subject to time and / or performance-based vesting. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award.
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
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), requiring an entity to classify all deferred tax assets and liabilities as noncurrent in a classified statement of financial position. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company adopted this guidance as of December 31, 2015 and retrospectively applied it to all periods presented in the consolidated balance sheets. The adoption of this ASU resulted in a $21.9 million reclassification of the Company's deferred tax assets from a current asset to a noncurrent asset in the consolidated balance sheet as of December 31, 2014.
In May 2015, the FASB issued Accounting Standards Update 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07). Certain investments measured at fair value using the Net Asset Value (NAV) practical expedient are no longer required to be categorized within a level within the fair value hierarchy table. It is effective for interim and annual reporting periods beginning after December 15, 2015, but early adoption

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

is permitted. It is to be applied retrospectively in all periods presented in an entity's financial statements. The Company adopted this guidance as of December 31, 2015, and the adoption is reflected in Note 5 and Note 11 to the financial statements.
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), requiring an entity to present its debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The impact of ASU 2015-03 on the Company's consolidated balance sheet as of December 31, 2015 and 2014 would include an estimated reclassification of unamortized debt issuance costs of $23.9 million and $30.9 million, respectively, from long-term prepayments and other to long-term debt.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the amendments in ASU 2014-09 by one year to December 15, 2017. The terms of ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after the revised effective date, and allow for either full retrospective or modified retrospective adoption. Organizations are permitted to adopt the new revenue standard early, but not before December 15, 2016. The Company is currently evaluating the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has determined that the new standard, once effective, will preclude the Company from accounting for miles earned under its HawaiianMiles customer loyalty program using the incremental cost method, and will require use of the deferred revenue method. This change could have a significant impact on the Company's financial statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2015	2014	2013	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(17,443)	$(9,943)	$(9,016)	Passenger revenue
Foreign currency derivative gains, net	—	—	(760)	Other nonoperating expense
Interest rate derivative losses, net	687	813	656	Interest expense
Total before tax	(16,756)	(9,130)	(9,120)
Tax expense	6,333	3,456	3,447
Total, net of tax	$(10,423)	$(5,674)	$(5,673)
Amortization of defined benefit pension items
Actuarial loss	$11,407	$319	$8,660	Wages and benefits
Prior service credit	227	226	(4)	Wages and benefits
Total before tax	11,634	545	8,656
Tax benefit	(4,396)	(206)	(3,336)
Total, net of tax	$7,238	$339	$5,320
Short-term investments
Realized gain on sales of investments, net	(8)	(22)	—	Other nonoperating income
Total before tax	(8)	(22)	—
Tax expense	3	8	—
Total, net of tax	(5)	(14)	—
Total reclassifications for the period	$(3,190)	$(5,349)	$(353)
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2015	Interest Rate Derivative	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income before reclassifications, net of tax	(595)	3,016	24,417	(113)	26,725
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	422	(10,845)	7,238	(5)	(3,190)
Net current-period other comprehensive income, net of tax	(173)	(7,829)	31,655	(118)	23,535
Ending balance	$81	$4,879	$(103,865)	$(372)	$(99,277)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2014	Interest Rate Derivative	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,096	$8,277	$(52,059)	$—	$(42,686)
Other comprehensive income before reclassifications, net of tax	(1,340)	10,603	(83,800)	(240)	(74,777)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	498	(6,172)	339	(14)	(5,349)
Net current-period other comprehensive income, net of tax	(842)	4,431	(83,461)	(254)	(80,126)
Ending balance	$254	$12,708	$(135,520)	$(254)	$(122,812)

3. Earnings Per Share
Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except for per share data)
Numerator:
Net Income	$182,646	$68,926	$51,854
Denominator:
Weighted average common shares outstanding—Basic	54,031	53,591	52,099
Assumed exercise of stock options and awards	438	960	884
Assumed exercise of convertible note premium	1,245	4,910	172
Assumed conversion of warrants	5,542	3,361	—
Weighted average common shares outstanding—Diluted	61,256	62,822	53,155
Net Income Per Common Stock Share:
Basic	$3.38	$1.29	$1.00
Diluted	$2.98	$1.10	$0.98
The table below summarized those common stock equivalents that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted earnings per share because the instruments were antidilutive.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Stock options	—	3	392
Deferred stock	—	—	43
Restricted stock	6	2	1,345
Warrants	—	—	10,943

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Convertible Notes

As of December 31, 2015, the Company's 5% Convertible Notes due in 2016 (the Convertible Notes) had an outstanding balance of $0.3 million and can be redeemed with either cash or the Company’s common stock, or a combination thereof, at the Company’s option. The shares into which the remaining principal balance of the Convertible Notes could be converted does not impact the dilutive earnings per share calculation under the if-converted method, as the Company has the intent and ability to redeem the principal amount of the Convertible Notes with cash.

In 2015 and 2014, the Company repurchased and converted $70.8 million and $15.1 million in principal of the Convertible Notes, respectively.

During the years ended December 31, 2015 and 2014, the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for EPS purposes) are included in the Company's computation of diluted earnings per share for the period the related Notes were outstanding.

See Note 8 for further information over the Convertible Notes.

Convertible Note Call Options and Warrants

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

During the quarter ended December 31, 2015, the Company settled the call options and warrants with its respective counterparties and received net settlement proceeds of $22.1 million, which was recognized as an increase to shareholders' equity. Gross proceeds from the settlement of the call options of $304.8 million and gross payments for the settlement of the warrants of $282.6 million are reflected in the Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows.

For the years ended December 31, 2015 and 2014, the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share. Therefore, the impact of the assumed conversion of the warrants are included in the Company's computation of diluted earnings per share for the period they were outstanding. For the year ended December 31, 2013, the weighted common stock equivalents for warrants were excluded from the computation of diluted earnings per share because the warrant strike price exceeded the average share price of the Company's common stock.
Stock Repurchase Program
In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company spent $40.2 million to repurchase approximately 1.7 million shares of the Company's common stock in open market transactions during the year ended December 31, 2015. As of December 31, 2015, the Company has $59.8 million remaining to spend under the stock repurchase program. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value.  Realized gains and losses on sales of investments are reflected in nonoperating income (expense). Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive loss.

The following is a summary of short-term investments held as of December 31, 2015 and 2014:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$167,066	$13	$(481)	$166,598
U.S. government and agency debt	62,376	9	(123)	62,262
Municipal bonds	22,865	3	(12)	22,856
Other fixed income securities	26,835	—	(6)	26,829
Total short-term investments	$279,142	$25	$(622)	$278,545

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$180,794	$43	$(394)	$180,443
U.S. government and agency debt	38,268	—	(40)	38,228
Municipal bonds	23,849	4	(16)	23,837
Other fixed income securities	17,618	—	(5)	17,613
Total short-term investments	$260,529	$47	$(455)	$260,121

Contractual maturities of short-term investments as of December 31, 2015 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$48,187	$118,411	$166,598
U.S. government and agency debt	36,947	25,315	62,262
Municipal bonds	15,823	7,033	22,856
Other fixed income securities	23,541	3,288	26,829
Total short-term investments	$124,498	$154,047	$278,545

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Level 3—Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,665	$1,648	$4,017	$—
Cash equivalents measured at net asset value	61,577	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	278,545	—	278,545	—
Fuel derivative contracts:
Heating oil put options	1,060	—	1,060	—
Foreign currency derivatives	6,550	—	6,550	—
Total assets measured at fair value	$358,397	$6,648	$290,172	$—
Fuel derivative contracts:
Heating oil swaps	$40,530	$—	$40,530	$—
Foreign currency derivatives	1,049	—	1,049	—
Interest rate derivative	312	—	312	—
Total liabilities measured at fair value	$41,891	$—	$41,891	$—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$24,523	$5,364	$19,159	$—
Cash equivalents measured at net asset value	30,549	—	—	—
Restricted cash	6,566	6,566	—	—
Short-term investments	260,121	—	260,121	—
Fuel derivative contracts:
Heating oil put options	32,637	—	32,637	—
Foreign currency derivatives	19,746	—	19,746	—
Total assets measured at fair value	$374,142	$11,930	$331,663	$—
Fuel derivative contracts:
Heating oil swaps	$71,447	$—	$71,447	$—
Interest rate derivative	129	—	129	—
Negative interest arbitrage derivative	500	—	—	500
Total liabilities measured at fair value	$72,076	$—	$71,576	$500

Cash equivalents.  The Company’s cash equivalents consist of money market securities, U.S. agency bonds, foreign and domestic corporate bonds, and commercial paper.  The instruments classified as Level 2 are valued using quoted prices for similar assets in active markets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Cash equivalents measured at net asset value.  Cash equivalents measured at net asset value consist of money market securities that are measured at fair value using the net asset value per share practical expedient. In accordance with ASC 820, these instruments are not included in the fair value hierarchy.

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
The table below presents the Company's debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
December 31, 2015					December 31, 2014
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$677,203	$665,507	$—	$283	$665,224	$947,897	$956,811	$—	$69,766	$887,045
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
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense. As of December 31, 2015, the Company had heating oil put and swap contracts, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Losses realized at settlement	$(60,946)	$(20,365)	$(14,018)
Reversal of prior period unrealized amounts	41,583	(2,331)	6,013
Unrealized gains (losses) that will settle in future periods	(40,568)	(40,775)	2,671
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(59,931)	$(63,471)	$(5,334)
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
The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $8.2 million into earnings over the next 12 months from AOCI based on the values at December 31, 2015.
The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of December 31, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$51,000 U.S. dollars	April 2023	$—	$(70)	$(70)
	Other liabilities and deferred credits(1)			—	(242)	(242)
Foreign currency derivatives	Prepaid expenses and other	7,594,750 Japanese Yen 44,917 Australian Dollars	December 2016	6,461	(525)	5,936
	Other liabilities and deferred credits	5,437,400 Japanese Yen 8,730 Australian Dollars	December 2017	78	(493)	(415)
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	2,762,000 Japanese Yen 3,303 Australian Dollars	August 2016	11	—	11
	Other liabilities and deferred credits	2,845 Australian Dollars	March 2017	—	(31)	(31)
Fuel derivative contracts	Other accrued liabilities	84,067 gallons	December 2016	1,060	(40,530)	(39,470)
______________________________________________

(1)	Represents the noncurrent portion of the $51 million interest rate derivative with final maturity in April 2023.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivative positions as of December 31, 2014

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$57,400 U.S. dollars	April 2023	$—	$(26)	$(26)
	Other liabilities and deferred credits(1)			—	(103)	(103)
Foreign currency derivatives	Prepaid expenses and other	6,909,050 Japanese Yen 51,380 Australian Dollars	December 2015	13,921	—	13,921
	Long-term prepayments and other	3,758,500 Japanese Yen 13,080 Australian Dollars	November 2016	4,565	—	4,565
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	7,714,291 Japanese Yen 43,546 Australian Dollars	December 2015	1,191	—	1,191
	Long-term prepayments and other	2,762,000 Japanese Yen 3,500 Australian Dollars	August 2016	69	—	69
Fuel derivative contracts	Other accrued liabilities	90,994 gallons	December 2015	32,637	(71,447)	(38,810)
Negative arbitrage derivative	Other accrued liabilities	$444,540 U.S. dollars	January 2015	—	(500)	(500)
__________________________________________________________
(1) Represents the noncurrent portion of the $57 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives (effective portion)			(Gain) Loss reclassified from AOCI into income (effective portion)			Gain recognized in nonoperating (income) expense (ineffective portion)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(in thousands)
Foreign currency derivatives	$(4,854)	$(17,295)	$(22,781)	$(17,443)	$(9,943)	$(9,016)	$—	$—	$(760)
Interest rate derivatives	182	1,249	(1,593)	687	813	656	—	—	—
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
The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of December 31, 2015 was $39.5 million.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2015 and $0.6 million collateral posted with its counterparties as of December 31, 2014.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	As of December 31, 2015
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$18,200	$(13,541)	$4,659	14	(*)
Frequent flyer program—customer relations	12,200	(11,684)	516	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(3,175)	485	12
Total intangible assets	$47,060	$(28,400)	$18,660

	As of December 31, 2014
	Gross carrying value	Accumulated amortization	Net book value
	(in thousands)
Favorable aircraft maintenance contracts	$18,200	$(12,305)	$5,895
Frequent flyer program—customer relations	12,200	(10,580)	1,620
Hawaiian Airlines trade name	13,000	—	13,000
Operating certificates	3,660	(2,875)	785
Total intangible assets	$47,060	$(25,760)	$21,300
_______________________________________________________________________________
(*)    Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy).
Amortization expense related to the above intangible assets was $2.6 million for the years ended December 31, 2015, 2014, and 2013. Amortization of the favorable aircraft maintenance contracts are included in maintenance materials and repairs in the accompanying Consolidated Statements of Operations. The estimated future amortization expense as of December 31, 2015 for the intangible assets subject to amortization is as follows (in thousands):

2016	$2,052
2017	1,421
2018	1,236
2019	951
$5,660

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Debt
Long-term debt (including capital lease obligations) net of unamortized discounts is outlined as follows:

	2015	2014
	(in thousands)
Class A EETC, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026(1)	$306,609	$328,260
Class B EETC, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022(1)	108,014	116,280
Airbus A330-200 Aircraft Facility Agreements, interest rates ranging from 5.37%- 6.46%, quarterly principal and interest payments, maturing in 2023 - 2024(2)	144,593	270,154
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, remaining balance due at maturity in June 2019(2)	117,699	136,792
Five year 5% unsecured convertible notes, with interest only semiannual payments, remaining balance due at maturity in March 2016	289	71,120
Boeing 767 Aircraft Facility Agreement, extinguished in December 2015(2)	—	29,881
Capital lease obligations (see Note 9)	94,941	101,740
Total debt and capital lease obligations	$772,145	$1,054,227
Less:
Unamortized discount on convertible note	(1)	(4,590)
Current maturities	(77,466)	(156,349)
Long-Term Debt, less discount, and Capital Lease Obligations	$694,678	$893,288
_______________________________________________________________________________
(1)The equipment notes underlying these EETCs are the direct obligations of Hawaiian.

(2)Aircraft Facility Agreements are secured by aircraft.

Enhanced Equipment Trust Certificates (EETC)

In 2013, Hawaiian consummated an EETC financing, whereby it created two pass-through trusts, each of which issued pass-through certificates. The proceeds of the issuance of the pass-through certificates were used to purchase equipment notes issued by the Company to fund a portion of the purchase price for six Airbus aircraft, all of which were delivered in 2013 and 2014. The equipment notes are secured by a lien on the aircraft, and the payment obligations of Hawaiian under the equipment notes will be fully and unconditionally guaranteed by the Company. The Company issued the equipment notes to the trusts as aircraft were delivered to Hawaiian. Hawaiian received all proceeds from the pass-through trusts by 2014 and recorded the debt obligation upon issuance of the equipment notes rather than upon the initial issuance of the pass-through certificates.

Convertible Notes

On March 2011, the Company issued $86.25 million principal amount of the Convertible Notes due March 2016. The Convertible Notes were issued at par and bear interest at a rate of 5.00% per annum. Interest is paid semiannually, in arrears, on March 15 and September 15 each year.

During 2015, the Company repurchased and converted $70.8 million in principal of its Convertible Notes for $184.6 million. During 2014, the Company repurchased $15.1 million in principal of its Convertible Notes for $42.7 million. The cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity.
During 2015 and 2014, the repurchase and conversion of the Convertible Notes resulted in a loss on extinguishment of $7.4 million and $1.4 million, respectively, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Each $1,000 of principal of the Convertible Notes is convertible under certain circumstances, at an initial conversion rate of 126.8730 shares of the Company's common stock, which is the equivalent of approximately $7.8819 per share, subject to adjustment upon the occurrence of certain specified events as set forth in the indenture governing the terms of the Convertible Notes. Upon conversion, the Company will have the right, at the Company's election, to pay or deliver cash, shares of the Company's common stock or a combination thereof. As of December 31, 2015, the Company has the intent and ability to settle the principal balance of the Convertible Notes in cash.

Up through and including the second business day immediately preceding March 15, 2016, Holders may convert their Convertible Notes.

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

Amortization of the discount allocated to the debt component of the Convertible Notes for the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $4.1 million and $3.9 million, respectively, and interest expense for the years ended December 31, 2015, 2014, and 2013 was $0.9 million, $4.3 million and $4.8 million, respectively.

Debt Extinguishment

In December 2015, Hawaiian extinguished $123.9 million of existing debt under four secured financing agreements, which were originally scheduled to mature in 2018, 2023 and 2024. This debt extinguishment resulted in a loss of $4.7 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

In October 2014, Hawaiian extinguished $54.2 million of existing debt under a secured financing agreement, which was originally scheduled to mature in 2023. This debt extinguishment resulted in a loss of $2.3 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Revolving Credit Facilities

In November 2014, Hawaiian entered into a credit agreement with Citigroup Global Markets Inc. providing for a secured revolving credit and letter of credit facility (the Revolving Credit Facility) in an amount of up to $175 million, maturing in November 2017. Hawaiian may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, and ground support equipment, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at Hawaiian's option: (1) a variable rate equal to the London interbank offer rate plus a margin of 3.0%; or (2) another rate based on certain market interest rates plus a margin of 2.0%. Hawaiian is also subject to compliance and liquidity covenants under the Revolving Credit Facility.

As of December 31, 2015 the Company had no outstanding borrowing under the Revolving Credit Facility.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Schedule of Maturities of Long-Term Debt

As of December 31, 2015, the scheduled maturities of long-term debt are as follows (in thousands):

2016	$67,032
2017	65,324
2018	63,973
2019	87,825
2020	36,508
Thereafter	356,542
$677,204

9. Leases
As of December 31, 2015, the Company had lease contracts for 17 of its 54 aircraft. Of the 17 lease contracts, 3 aircraft lease contracts were accounted for as capital leases, with the remaining 14 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from approximately 1 to 12 years.
During the year ended December 31, 2015, the Company took delivery of three Airbus A330-200 aircraft under operating leases with lease terms of 12 years.
As of December 31, 2015, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2016	$13,698	$1,904	$112,647	$5,247
2017	13,803	1,776	108,346	4,560
2018	13,803	1,878	105,597	4,490
2019	13,803	2,009	105,452	4,198
2020	10,473	1,703	85,297	4,022
Thereafter	35,269	7,824	267,740	22,057
	100,849	17,094	$785,079	$44,574
Less amounts representing interest	(19,347)	(3,655)
Present value of minimum capital lease payments	$81,502	$13,439

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes
The significant components of income tax expense are as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current
Federal	$5,008	$—	$—
State	5,588	1,437	450
	10,596	1,437	450
Deferred
Federal	$94,457	$38,865	$30,542
State	7,989	4,219	3,564
	102,446	43,084	34,106
Income tax expense	$113,042	$44,521	$34,556
The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax expense computed at the statutory federal rate	$103,491	$39,707	$30,243
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	8,825	3,677	2,631
Nondeductible meals	915	925	971
Other	(189)	212	711
Income tax expense	$113,042	$44,521	$34,556
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$142,188	$155,353
Leases	7,708	7,674
Air traffic liability	13,401	11,951
Federal and state net operating loss carryforwards	38,279	125,530
Alternative minimum tax credit carryforwards	10,960	5,913
Other accrued liabilities	23,558	16,857
Fuel derivative contracts	15,032	15,847
Other assets	18,795	16,051
Total gross deferred tax assets	269,921	355,176
Less: Valuation allowance	(3,912)	(3,396)
Net deferred tax assets	$266,009	$351,780
Deferred tax liabilities:
Intangible assets	$(7,060)	$(8,056)
Plant and equipment, principally accelerated depreciation	(390,441)	(358,717)
Other liabilities	(5,133)	(4,693)
Total deferred tax liabilities	(402,634)	(371,466)
Net deferred tax liability	$(136,625)	$(19,686)
As of December 31, 2015, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $11.0 million, which is available for an indefinite period, and net operating loss carryforwards of $288.2 million. The tax benefit of the net operating loss carryforwards as of December 31, 2015 was $38.3 million, substantially all of which will not begin to expire until 2031.
During the year ended December 31, 2015, the Company reduced its state taxes payable for the excess tax benefits from employee stock plan awards, which offset additional paid-in-capital. In addition, the Company has unrecorded excess tax benefits from stock option exercises and other employee stock programs of approximately $12.4 million as of December 31, 2015. These amounts will be credited to additional paid-in-capital when such amounts reduce income taxes payable.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. As of December 31, 2015, and 2014, the Company had no unrecognized tax benefits related to uncertain tax positions.
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
The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2015		2014
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$(480,211)	$(215,998)	$(397,209)	$(154,864)
Service cost	(1,016)	(15,335)	(1,359)	(10,868)
Interest cost	(19,788)	(9,930)	(19,125)	(8,527)
Actuarial gains (losses)	32,568	25,556	(84,723)	(42,964)
Benefits paid	22,828	4,051	22,205	3,736
less: federal subsidy on benefits paid	N/A	(60)	N/A	(58)
Plan amendments	—	—	—	(2,453)
Benefit obligation at end of year(a)	$(445,619)	$(211,716)	$(480,211)	$(215,998)
Change in plan assets
Fair value of assets, beginning of year	$267,814	$17,665	$270,005	$15,129
Actual return on plan assets	(52)	(369)	13,855	695
Employer contribution	14,692	8,648	6,159	5,577
Benefits paid	(22,828)	(4,051)	(22,205)	(3,736)
Fair value of assets at end of year	$259,626	$21,893	$267,814	$17,665
Unfunded status at December 31,	$(185,993)	$(189,823)	$(212,397)	$(198,333)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(21)	$(3,095)	$(18)	$(2,848)
Noncurrent benefit liability	(185,972)	(186,728)	(212,379)	(195,485)
	$(185,993)	$(189,823)	$(212,397)	$(198,333)
Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$122,172	$23,475	$145,823	$50,078
Prior service cost (credit)	(50)	1,974	(53)	2,203
	$122,122	$25,449	$145,770	$52,281
_______________________________________________________________________________

(a)	The accumulated pension benefit obligation as of December 31, 2015 and 2014 was $440.9 million and $475.4 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost:

	2015		2014		2013
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$1,016	$15,335	$1,359	$10,868	$2,555	$13,596
Interest cost	19,788	9,930	19,125	8,527	17,389	7,888
Expected return on plan assets	(17,753)	(1,075)	(18,337)	(1,037)	(15,348)	(912)
Recognized net actuarial loss (gain)	8,889	2,518	645	(326)	6,246	2,414
Prior service cost (credit)	(2)	229	(2)	229	(2)	(2)
Net periodic benefit cost	$11,938	$26,937	$2,790	$18,261	$10,840	$22,984
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$(14,762)	$(24,085)	$89,204	$43,318	$(45,209)	$(47,143)
Current year prior service cost	—	—	—	2,453	—	—
Amortization of actuarial gain (loss)	(8,889)	(2,518)	(645)	326	(6,246)	(2,414)
Amortization of prior service credit (cost)	2	(229)	2	(229)	2	2
Total recognized in other comprehensive loss	$(23,649)	$(26,832)	$88,561	$45,868	$(51,453)	$(49,555)
Total recognized in net periodic benefit cost and other comprehensive loss	$(11,711)	$105	$91,351	$64,129	$(40,613)	$(26,571)
The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension		Postretirement		Disability
	2015	2014	2015	2014	2015	2014
Discount rate to determine net periodic benefit expense	4.19%	5.01%	4.30%	5.21%	4.16%	4.99%
Discount rate to determine projected benefit obligation	4.56%	4.19%	4.72%	4.30%	4.61%	4.16%
Expected return on plan assets	6.89%	6.92%	N/A	N/A	5.40%	5.92%
Rate of compensation increase	Various+	Various+	N/A	N/A	Various+	Various+
Health care trend rate to determine net periodic benefit expense	N/A	N/A	7.50%	8.00%	N/A	N/A
Ultimate trend rate	N/A	N/A	4.75%	4.75%	N/A	N/A
Years to reach ultimate trend rate	N/A	N/A	4	5	N/A	N/A
Health care trend rate to determine projected benefit obligation	N/A	N/A	8.25%	7.50%	N/A	N/A
Ultimate trend rate	N/A	N/A	4.75%	4.75%	N/A	N/A
Years to reach ultimate trend rate	N/A	N/A	7	4	N/A	N/A
_______________________________________________________________________________

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 6.8% for 2015 (after considering estimated wage increases that are expected to be negotiated in the next labor agreement) and 1.8% to 6.5% for 2014.

++	Expected return on plan assets used to determine the net periodic benefit expense for 2016 is 6.69% for Pension and 5.37% for Disability.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

A change in the assumed health care cost trend rates would have the following effects:

	100 Basis Point Increase	100 Basis Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2015	$36,882	$(28,761)
Effect on total service and interest cost for the year ended December 31, 2015	6,112	(4,510)
Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2016 are as follows:

	Pension	Other
	(in thousands)
Actuarial loss	$7,228	$432
Amortization of prior service cost (credit)	(2)	229
To be recognized in net periodic benefit cost from accumulated other comprehensive loss	$7,226	$661
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The plan strives to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. The actual allocation of our pension and disability plan assets and the target allocation of assets by category at December 31, 2015 are as follows:

	Asset Allocation
	2015	Target
Equity securities	59%	60%
Fixed income securities	36%	35%
Real estate investment trusts	5%	5%
	100%	100%
The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2015	2014
	(in thousands)
Pension Plan Assets:
Equity index funds	$154,670	$159,299
Fixed income funds	88,979	92,801
Real estate investment fund	12,794	13,154
Insurance company pooled separate account	2,719	2,113
Total	$259,162	$267,367
Postretirement Assets:
Common collective trust fund	$18,959	$17,565
The fair value of the investments in the table above have been estimated using the net asset value per share, and in accordance with subtopic 820-10, Fair Value Measurement and Disclosures, are not required to be presented in the fair value hierarchy.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Based on current legislation and current assumptions, the minimum required contribution that the Company is required to make to Hawaiian's defined benefit pension plans and disability plan during 2016 is $5.3 million. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2016	$23,862	$4,651	$(57)
2017	25,169	5,501	(67)
2018	26,423	6,285	(77)
2019	27,376	7,029	(88)
2020	28,149	7,887	(99)
2021 - 2025	146,727	54,186	(709)
	$277,706	$85,539	$(1,097)
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground and salaried personnel. Contributions to the Company's defined contribution plans were $29.4 million, $27.3 million and $25.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
12. Capital Stock and Share-based Compensation
Common Stock

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.
No dividends were paid by the Company during the years ended December 31, 2015, 2014 or 2013. Provisions in certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

Special Preferred Stock

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $6.6 million, $6.7 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, $7.2 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.4 million for stock options and other stock awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 0.9 years.

Stock Options

The aggregate intrinsic value of stock options outstanding as of December 31, 2015 and 2014 was $3.1 million and $7.6 million, respectively. The aggregate intrinsic value of stock options exercisable as of December 31, 2015 and 2014 was $3.0 million and $7.5 million, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $5.9 million, $15.9 million and $2.7 million, respectively.

Performance-Based Stock Awards

During 2015, the Company granted performance-based stock awards covering 183,827 shares of Company Common Stock (the Target Award) with a maximum payout of 296,429 shares of Common Stock (the Maximum Award) to employees pursuant to the Company's 2005 and 2015 Stock Incentive Plan. These awards vest over a period of three years. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.
The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2013	1,069,889	$6.09
Granted	501,542	5.74
Vested	(198,112)	6.96
Forfeited	(230,727)	5.59
Non-vested at December 31, 2013	1,142,592	$5.88
Granted	348,009	10.04
Vested	(353,344)	5.89
Forfeited	(133,628)	6.89
Non-vested at December 31, 2014	1,003,629	$7.19
Granted	183,827	19.01
Vested	(419,097)	6.41
Forfeited	(89,617)	9.76
Non-vested at December 31, 2015	678,742	$10.53

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The fair value of performance-based stock awards vested in the years ended December 31, 2015, 2014 and 2013 was $10.5 million, $4.9 million and $1.3 million, respectively. Fair value of the awards are based on the stock price on date of vest.

Service-Based Stock Awards

During 2015, the Company awarded 149,138 service-based stock awards to employees and non-employee directors, pursuant to the Company's 2005 and 2015 Stock Incentive Plan. These stock awards vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date.
The following table summarizes information about outstanding service-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2013	548,282	$6.19
Granted	378,845	5.70
Vested	(323,094)	6.20
Forfeited	(43,135)	6.03
Non-vested at December 31, 2013	560,898	$5.86
Granted	337,333	12.50
Vested	(376,408)	7.04
Forfeited	(83,862)	7.40
Non-vested at December 31, 2014	437,961	$9.66
Granted	149,138	21.24
Vested	(224,268)	9.01
Forfeited	(92,110)	14.25
Non-vested at December 31, 2015	270,721	$15.02

The fair value of service-based stock awards vested in 2015, 2014 and 2013 was $4.6 million, $3.1 million and $1.9 million, respectively. Fair value of the awards are based on the stock price on date of vest.

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
Committed capital and operating expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures for upcoming aircraft deliveries and committed financings for those deliveries for the next five years and thereafter are detailed below:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Capital	Operating	Total Committed Expenditures
	(in thousands)
2016	$85,349	$66,654	$152,003
2017	221,236	65,231	286,467
2018	396,886	58,987	455,873
2019	483,534	54,567	538,101
2020	230,047	56,397	286,444
Thereafter	208,168	287,500	495,668
	$1,625,220	$589,336	$2,214,556

Aircraft Lease Commitment

Hawaiian entered into a six-year lease agreement for an Airbus A330-200 aircraft with an expected delivery date in the second quarter of 2016, which is not included in the table above. The Company will determine whether this lease will be classified as a capital or operating lease in the period it takes delivery of the aircraft.

The anticipated future minimum payments for this lease are $5.1 million in 2016, $8.9 million in each of the years 2017 through 2020, and $12.6 million thereafter.

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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $5.0 million at December 31, 2015 and 2014.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$1,775,355	$1,683,487	$1,493,295
Pacific	542,112	631,392	662,570
Total operating revenue	$2,317,467	$2,314,879	$2,155,865
Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.
15. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$45,519	$42,242	$36,574
Cash payments (refunds) for income taxes	4,664	(1,882)	2
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	2,791	—	11,840

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,313,159	$4,645	$(337)	$2,317,467
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	417,728	—	—	417,728
Wages and benefits	—	499,506	—	—	499,506
Aircraft rent	—	115,653	—	—	115,653
Maintenance materials and repairs	—	223,135	1,513	—	224,648
Aircraft and passenger servicing	—	117,449	—	—	117,449
Commissions and other selling	5	119,749	103	(111)	119,746
Depreciation and amortization	—	102,586	2,995	—	105,581
Other rentals and landing fees	—	95,055	—	—	95,055
Purchased services	985	80,775	141	(63)	81,838
Other	4,927	108,594	802	(163)	114,160
Total	5,917	1,880,230	5,554	(337)	1,891,364
Operating Income (Loss)	(5,917)	432,929	(909)	—	426,103
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	191,959	—	—	(191,959)	—
Interest expense and amortization of debt discounts and issuance costs	(1,733)	(53,945)	—	—	(55,678)
Interest income	220	2,591	—	—	2,811
Capitalized interest	—	3,261	—	—	3,261
Losses on fuel derivatives	—	(59,931)	—	—	(59,931)
Loss on debt extinguishment	(7,387)	(4,671)	—	—	(12,058)
Other, net	—	(8,821)	1	—	(8,820)
Total	183,059	(121,516)	1	(191,959)	(130,415)
Income (Loss) Before Income Taxes	177,142	311,413	(908)	(191,959)	295,688
Income tax expense (benefit)	(5,504)	118,546	—	—	113,042
Net Income (Loss)	$182,646	$192,867	$(908)	$(191,959)	$182,646
Comprehensive Income (Loss)	$206,181	$216,402	$(908)	$(215,494)	$206,181

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,311,200	$4,029	$(350)	$2,314,879
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	678,253	—	—	678,253
Wages and benefits	—	447,446	—	—	447,446
Aircraft rent	—	106,422	—	—	106,422
Maintenance materials and repairs	—	223,783	1,836	—	225,619
Aircraft and passenger servicing	—	122,780	—	—	122,780
Commissions and other selling	49	122,480	76	(87)	122,518
Depreciation and amortization	—	94,146	2,228	—	96,374
Other rentals and landing fees	5	87,897	—	—	87,902
Purchased services	285	73,063	101	(63)	73,386
Other	4,973	103,403	871	(200)	109,047
Total	5,312	2,059,673	5,112	(350)	2,069,747
Operating Income (Loss)	(5,312)	251,527	(1,083)	—	245,132
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	78,702	—	—	(78,702)	—
Interest expense and amortization of debt discounts and issuance costs	(8,894)	(55,346)	—	—	(64,240)
Interest income	185	1,499	—	—	1,684
Capitalized interest	—	8,024	—	—	8,024
Losses on fuel derivatives	—	(63,471)	—	—	(63,471)
Loss on extinguishment of debt	(1,433)	(2,452)			(3,885)
Other, net	—	(9,797)	—	—	(9,797)
Total	68,560	(121,543)	—	(78,702)	(131,685)
Income (Loss) Before Income Taxes	63,248	129,984	(1,083)	(78,702)	113,447
Income tax expense (benefit)	(5,678)	50,199	—	—	44,521
Net Income (Loss)	$68,926	$79,785	$(1,083)	$(78,702)	$68,926
Comprehensive Loss	$(11,200)	$(341)	$(1,083)	$1,424	$(11,200)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income
Year Ended December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,155,554	$647	$(336)	$2,155,865
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	698,802	—	—	698,802
Wages and benefits	—	427,438	—	—	427,438
Aircraft rent	—	108,534	—	—	108,534
Maintenance materials and repairs	—	203,387	—	—	203,387
Aircraft and passenger servicing	—	120,635	—	—	120,635
Commissions and other selling	—	125,962	—	(62)	125,900
Depreciation and amortization	—	83,050	—	—	83,050
Other rentals and landing fees	—	81,317	—	—	81,317
Purchased services	32	63,555	116	(61)	63,642
Other	7,740	101,546	340	(213)	109,413
Total	7,772	2,014,226	456	(336)	2,022,118
Operating Income (Loss)	(7,772)	141,328	191	—	133,747
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	62,549	—	—	(62,549)	—
Interest expense and amortization of debt discounts and issuance costs	(8,710)	(41,743)	—	—	(50,453)
Interest income	132	507	—	—	639
Capitalized interest	—	12,625	—	—	12,625
Losses on fuel derivatives	—	(5,334)	—	—	(5,334)
Other, net	—	(4,814)	—	—	(4,814)
Total	53,971	(38,759)	—	(62,549)	(47,337)
Income Before Income Taxes	46,199	102,569	191	(62,549)	86,410
Income tax expense (benefit)	(5,655)	40,211	—	—	34,556
Net Income	$51,854	$62,358	$191	$(62,549)	$51,854
Comprehensive Income	$123,222	$133,726	$191	$(133,917)	$123,222

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,420	$203,406	$8,676	$—	$281,502
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	278,545	—	—	278,545
Accounts receivable, net	61	81,248	625	(211)	81,723
Spare parts and supplies, net	—	19,164	—	—	19,164
Prepaid expenses and other	7	74,948	95	—	75,050
Total	69,488	662,311	9,396	(211)	740,984
Property and equipment at cost	—	1,927,126	58,126	—	1,985,252
Less accumulated depreciation and amortization	—	(427,315)	(5,195)	—	(432,510)
Property and equipment, net	—	1,499,811	52,931	—	1,552,742
Long-term prepayments and other	—	90,161	500	—	90,661
Deferred tax assets, net	26,059	—	—	(26,059)	—
Goodwill and other intangible assets, net	—	125,323	—	—	125,323
Intercompany receivable	—	242,248	—	(242,248)	—
Investment in consolidated subsidiaries	596,570	—	—	(596,570)	—
TOTAL ASSETS	$692,117	$2,619,854	$62,827	$(865,088)	$2,509,710
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$755	$100,007	$759	$(211)	$101,310
Air traffic liability	—	427,302	3,464	—	430,766
Other accrued liabilities	530	159,583	145	—	160,258
Current maturities of long-term debt, less discount, and capital lease obligations	288	77,178	—	—	77,466
Total	1,573	764,070	4,368	(211)	769,800
Long-term debt and capital lease obligations	—	694,678	—	—	694,678
Intercompany payable	242,248	—	—	(242,248)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	372,700	—	—	372,700
Other liabilities and deferred credits	2,234	86,861	750	—	89,845
Deferred tax liabilities, net	—	162,684	—	(26,059)	136,625
Total	2,234	622,245	750	(26,059)	599,170
Shareholders' equity	446,062	538,861	57,709	(596,570)	446,062
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$692,117	$2,619,854	$62,827	$(865,088)	$2,509,710

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,532	$179,676	$4,879	$—	$264,087
Restricted cash	—	6,566	—	—	6,566
Short-term investments	—	260,121	—	—	260,121
Accounts receivable, net	63	80,289	531	(146)	80,737
Spare parts and supplies, net	—	18,011	—	—	18,011
Prepaid expenses and other	12	53,281	89	—	53,382
Total	79,607	597,944	5,499	(146)	682,904
Property and equipment at cost	—	2,006,274	34,726	—	2,041,000
Less accumulated depreciation and amortization	—	(365,279)	(2,228)	—	(367,507)
Property and equipment, net	—	1,640,995	32,498	—	1,673,493
Long-term prepayments and other	537	95,688	—	—	96,225
Deferred tax assets, net	20,556	—	—	(20,556)	—
Goodwill and other intangible assets, net	—	127,963	—	—	127,963
Intercompany receivable	—	15,081	—	(15,081)	—
Investment in consolidated subsidiaries	351,391	—	—	(351,391)	—
TOTAL ASSETS	$452,091	$2,477,671	$37,997	$(387,174)	$2,580,585
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$514	$96,196	$696	$(146)	$97,260
Air traffic liability	—	421,547	2,789	—	424,336
Other accrued liabilities	1,686	140,088	145	—	141,919
Current maturities of long-term debt, less discount, and capital lease obligations	66,530	89,819	—	—	156,349
Total	68,730	747,650	3,630	(146)	819,864
Long-term debt and capital lease obligations	—	893,288	—	—	893,288
Intercompany payable	15,081	—	—	(15,081)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	407,864	—	—	407,864
Other liabilities and deferred credits	1,047	70,853	750	—	72,650
Deferred tax liabilities, net	—	40,242	—	(20,556)	19,686
Total	1,047	518,959	750	(20,556)	500,200
Shareholders' equity	367,233	317,774	33,617	(351,391)	367,233
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$452,091	$2,477,671	$37,997	$(387,174)	$2,580,585

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,084)	$477,310	$2,802	$—	$476,028
Cash Flows From Investing Activities:
Net payments to affiliates	(25,000)	(220,538)	—	245,538	—
Additions to property and equipment, including pre-delivery deposits	—	(95,252)	(23,576)	—	(118,828)
Proceeds from purchase assignment and leaseback transactions	—	101,738	—	—	101,738
Proceeds from disposition of property and equipment	—	3,598	71	—	3,669
Purchases of investments	—	(257,448)	—	—	(257,448)
Sales of investments	—	236,062	—	—	236,062
Other	—	—	(500)	—	(500)
Net cash used in investing activities	(25,000)	(231,840)	(24,005)	245,538	(35,307)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(216,157)	—	—	(216,157)
Repurchases and conversion of Convertible Notes	(184,645)	—	—	—	(184,645)
Repurchases of common stock	(40,138)	—	—	—	(40,138)
Proceeds from settlement of convertible note call options	304,752	—	—	—	304,752
Payment for settlement of convertible note warrants	(282,631)	—	—	—	(282,631)
Debt issuance costs	—	(572)	—	—	(572)
Net payments from affiliates	220,538	—	25,000	(245,538)	—
Change in cash collateral for EETC financing	—	1,566	—	—	1,566
Other	1,096	(6,577)	—	—	(5,481)
Net cash provided by (used in) financing activities	18,972	(221,740)	25,000	(245,538)	(423,306)
Net increase (decrease) in cash and cash equivalents	(10,112)	23,730	3,797	—	17,415
Cash and cash equivalents—Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents—End of Period	$69,420	$203,406	$8,676	$—	$281,502

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(8,303)	$305,969	$2,764	$—	$300,430
Cash Flows From Investing Activities:
Net payments from subsidiaries	38,791	—	—	(38,791)	—
Additions to property and equipment, including pre-delivery deposits	—	(439,420)	(2,809)	—	(442,229)
Net proceeds from disposition of equipment	—	16,953	—	—	16,953
Purchases of investments	—	(458,592)	—	—	(458,592)
Sales of investments	—	197,046	—	—	197,046
Net cash provided by (used in) investing activities	38,791	(684,013)	(2,809)	(38,791)	(686,822)
Cash Flows From Financing Activities:
Long-term borrowings	—	368,430	—	—	368,430
Repayments of long-term debt and capital lease obligations	—	(115,246)	—	—	(115,246)
Repurchases of convertible notes	(42,754)	—	—	—	(42,754)
Debt issuance costs	—	(1,519)	—	—	(1,519)
Net payments to parent company	—	(38,791)	—	38,791	—
Change in cash collateral for EETC financing	—	14,434	—	—	14,434
Other	7,001	(3,251)	—	—	3,750
Net cash provided by (used in) financing activities	(35,753)	224,057	—	38,791	227,095
Net decrease in cash and cash equivalents	(5,265)	(153,987)	(45)	—	(159,297)
Cash and cash equivalents—Beginning of Period	84,797	333,663	4,924	—	423,384
Cash and cash equivalents—End of Period	$79,532	$179,676	$4,879	$—	$264,087

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2013

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(8,088)	$251,260	$98	$—	$243,270
Cash Flows From Investing Activities:
Net payments from subsidiaries	6,883	—	—	(6,883)	—
Additions to property and equipment, including pre-delivery deposits	—	(396,719)	(13,461)	—	(410,180)
Proceeds from purchase assignment and lease transactions	—	67,952			67,952
Net proceeds from disposition of equipment	—	14,414	—	—	14,414
Net cash provided by (used in) investing activities	6,883	(314,353)	(13,461)	(6,883)	(327,814)
Cash Flows From Financing Activities:
Long-term borrowings	—	243,110	—	—	243,110
Repayments of long-term debt and capital lease obligations	—	(113,592)	—	—	(113,592)
Debt issuance costs	—	(13,846)	—	—	(13,846)
Net payments to parent company	—	(6,883)	—	6,883	—
Change in cash collateral for EETC financing	—	(16,000)	—	—	(16,000)
Other	2,376	—	—	—	2,376
Net cash provided by financing activities	2,376	92,789	—	6,883	102,048
Net increase (decrease) in cash and cash equivalents	1,171	29,696	(13,363)	—	17,504
Cash and cash equivalents—Beginning of Period	83,626	303,967	18,287		405,880
Cash and cash equivalents—End of Period	$84,797	$333,663	$4,924	$—	$423,384
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

17. Supplemental Financial Information (unaudited)
Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2015:
Operating revenue	$540,280	$571,295	$631,738	$574,154
Operating income	71,164	91,416	154,677	108,846
Nonoperating loss	(29,165)	(12,155)	(41,695)	(47,400)
Net income	25,883	48,834	70,029	37,900
Net Income Per Common Stock Share:
Basic	$0.47	$0.89	$1.30	$0.71
Diluted	0.40	0.79	1.15	0.66
2014:
Operating revenue	$524,858	$575,720	$639,462	$574,839
Operating income	10,037	51,594	106,169	77,332
Nonoperating loss	(18,329)	(6,615)	(47,805)	(58,936)
Net income (loss)	(5,075)	27,327	35,575	11,099
Net Income (Loss) Per Common Stock Share:
Basic	$(0.10)	$0.51	$0.66	$0.20
Diluted	(0.10)	0.43	0.56	0.17
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2015, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited the Company's consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on the Company's internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hawaiian Holdings, Inc.
We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Hawaiian Holdings, Inc. and our report dated February 8, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 8, 2016

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2015, 2014 and 2013.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2015, 2014 and 2013.
iv.    Consolidated Balance Sheets, December 31, 2015 and 2014.
v.    Consolidated Statements of Shareholders' Equity Years ended December 31, 2015, 2014 and 2013.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013.
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

4.3	Form of 5.00% Senior Convertible Note due 2016 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on March 23, 2011 and incorporated by reference to Exhibit 4.2 thereto).*

10.1	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+

10.2
Form of Hawaiian Holdings, Inc. Restricted Stock Agreement for certain employees and executive officers (filed as Exhibit 10.15 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+

10.3
Form of Hawaiian Holdings, Inc. Restricted Stock Unit Award Agreement for certain employees and executive officers (filed as Exhibit 10.15.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011).*+

10.4
Form of Hawaiian Holdings, Inc. Performance-Based Restricted Stock Unit Award Agreement for certain employees and executive officers (filed as Exhibit 10.15.3 to the Form 10-K filed by Hawaiian Holdings,  Inc. on February 11, 2011).*+

10.5
Form of Hawaiian Holdings, Inc. Deferred Stock Unit Agreement for certain employees and executive officers (filed as Exhibit 10.16 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+

10.6	Form of Hawaiian Holdings, Inc. Award Agreement for directors (filed as Exhibit 10.17 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+

10.7
Hawaiian Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the Commission on March 26, 2010, File No. 001-31443).*+

10.8	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 6, 2006.*+

10.9
Amended and Restated Mark B. Dunkerley Employment Agreement, dated as of November 15, 2012, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on November 21, 2012).*+

10.10	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*+

10.10.1
First Amendment to Employment Agreement, dated as of November 2008, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.23 to the Form 10-K filed by Hawaiian Holdings,  Inc. on February 26, 2009).*+

10.10.2
Second Amendment to Employment Agreement, dated as of April 6, 2009, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings,  Inc. on April 30, 2009).*+

10.11	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 9, 2007).*+

10.11.1
First Amendment to Employment Agreement, dated as of April 6, 2009, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+

10.12	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers (filed as Exhibit 10.25 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011).*+

10.13	Form of Executive Severance Agreement for executive officers (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 25, 2012).*+

10.14
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by Hawaiian Holdings,  Inc. on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.14.1
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

10.14.2
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*

10.14.3
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

10.14.4
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

10.14.5
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

10.14.6
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

10.14.7
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

10.14.8	Amendment No. 8 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.14.9	Amendment No. 9 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.14.10
Amended and Restated Letter Agreement No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.15
General Terms Agreement, dated as of October 27, 2008, between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc., relating to the purchase of Trent 772B engines (the Rolls-Royce Agreement) (filed as Exhibit 10.47 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into an Agreement, dated as of October 27, 2008, between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. relating to the purchase of Trent XWB engines, the terms of which are substantially identical to the terms contained in the Rolls-Royce Agreement, except with respect to engine identification information and specifications, delivery dates and certain other information as to which Hawaiian Airlines, Inc. has requested confidential treatment and pursuant to Regulation S-K Item 601, Instruction 2, this agreement was not filed.*‡

10.15.1
Amendment #1 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.10 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.15.2
Amendment #2 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.11 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 26, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.15.3
Amendment #3 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.48.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.15.4	Amendment #4 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.15.5	Amendment #5 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.15.6	Amendment #6 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.15.7	Amendment #7 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.15.8	Amendment #8 to General Terms Agreement by and between Rolls- Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008.‡

10.16
Amendment #1 to the Side Letter Agreement Number One to General Terms Agreement by and between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. dated October 27, 2008 (filed as Exhibit 10.12 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on July 21, 2011).*‡

10.16.1
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

10.17
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

10.18
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

10.19
Complete Fleet Services Agreement, dated as of December 14, 2009, between Delta Air Lines, Inc. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings,  Inc. on April 27, 2010).*

10.20
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

10.21
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

10.22
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

10.23
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

10.24
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

10.25
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

10.27
Type B Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3 to form 10-Q filed by Hawaiian Holdings, Inc. on April 25, 2013).*+

10.28
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form pursuant to a request for confidential treatment for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.28.1	Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.28.2	Amendment #2 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc.‡

10.29
Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.30
Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.31
Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.32
Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.33
Trust Supplement No. 2013-1B-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.34
Revolving Credit Agreement (2013-1A), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.6 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.35
Revolving Credit Agreement (2013-1B), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.7 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.36
Intercreditor Agreement, dated as of May 29, 2013, among Wilmington Trust, National Association, as trustee, Natixis S.A., acting via its New York Branch, as liquidity provider, and Wilmington Trust, National Association, as subordination agent and trustee (filed as Exhibit 4.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.37
Deposit Agreement (Class A), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.9 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.38
Deposit Agreement (Class B), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.10 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.39
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

10.40
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

10.41
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

10.42
Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and trustee) (Exhibit B to Note Purchase Agreement) (filed as Exhibit 4.14 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.43
Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee and securities intermediary) (Exhibit C to Note Purchase Agreement) (filed Exhibit 4.15 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.44	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.45	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.46
Agreement dated December 11, 2013 by and among Hawaiian Holdings, Inc., Hirzel Capital Management LLC and Zac S. Hirzel. (filed as Exhibit 10.1 to the form 8-K filed by Hawaiian Holdings,  Inc. on December 11, 2013).*

10.47
Credit and Guaranty Agreement dated as of November 7, 2014 among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc, the lenders party thereto and Citibank, N.A.‡

10.48	General Terms Agreement, dated as of December 17, 2014, between Rolls-Royce PLC, Rolls-Royce TotalCare Services Limited and Hawaiian Airlines, Inc. for Trent 7000 Engines.‡

10.49	Hawaiian Holdings, Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 12, 2015).*+

10.50	Form of Hawaiian Holdings, Inc. Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+

10.51	Form of Hawaiian Holdings, Inc. Performance Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+

10.52	Form of Hawaiian Holdings, Inc. Stock Option Agreement (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

21.1	List of Subsidiaries of Hawaiian Holdings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2015	$135	484		—	(453)	(a)	$166
2014	$101	593		—	(559)	(a)	$135
2013	$371	292		—	(562)	(a)	$101
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2015	$14,499	2,895	(b)	—	(940)	(c)	$16,454
2014	$12,801	2,193	(b)	—	(495)	(c)	$14,499
2013	$10,963	2,471	(b)	—	(633)	(c)	$12,801
Valuation Allowance on Deferred Tax Assets
2015	$3,396	516		—	—		$3,912
2014	$2,923	473		—	—		$3,396
2013	$2,451	472		—	—		$2,923

_______________________________________________________________________________

(a)	Doubtful accounts written off, net of recoveries.

(b)	Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)	Spare parts and supplies written off against the allowance for obsolescence.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 8, 2016	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 8, 2016.

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