Form 10-Q
period 2016-03-31
HAWAIIAN HOLDINGS INC
filed 2016-04-22
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or
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

As of April 15, 2016, 53,589,252 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating Revenue:
Passenger	$482,027	$469,145
Other	69,153	71,135
Total	551,180	540,280
Operating Expenses:
Aircraft fuel, including taxes and delivery	69,900	111,327
Wages and benefits	133,643	120,014
Aircraft rent	29,388	28,371
Maintenance, materials and repairs	60,504	55,245
Aircraft and passenger servicing	28,551	28,316
Commissions and other selling	33,031	30,428
Depreciation and amortization	27,146	25,179
Other rentals and landing fees	24,434	22,831
Purchased services	22,732	21,240
Other	29,983	26,165
Total	459,312	469,116
Operating Income	91,868	71,164
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(11,004)	(15,518)
Interest income	844	636
Capitalized interest	225	1,293
Losses on fuel derivatives	(2,065)	(5,687)
Loss on extinguishment of debt	(3,350)	(6,955)
Other, net	6,586	(2,934)
Total	(8,764)	(29,165)
Income Before Income Taxes	83,104	41,999
Income tax expense	31,638	16,116
Net Income	$51,466	$25,883
Net Income Per Share
Basic	$0.96	$0.47
Diluted	$0.95	$0.40

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net Income	$51,466	$25,883
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $570 and $1,009 for 2016 and 2015, respectively	927	1,658
Net change in derivative instruments, net of tax benefit of $5,007 and $488 for 2016 and 2015, respectively	(8,228)	(802)
Net change in available-for-sale investments, net of tax expense of $323 and $185 for 2016 and 2015, respectively	532	304
Total other comprehensive income (loss)	(6,769)	1,160
Total Comprehensive Income	$44,697	$27,043

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$388,913	$281,502
Restricted cash	5,000	5,000
Short-term investments	280,155	278,545
Accounts receivable, net	79,757	81,723
Spare parts and supplies, net	19,803	19,164
Prepaid expenses and other	37,508	75,050
Total	811,136	740,984
Property and equipment, less accumulated depreciation and amortization of $451,385 and $432,510 as of March 31, 2016 and December 31, 2015, respectively	1,563,613	1,552,742
Other Assets:
Long-term prepayments and other	70,603	70,873
Intangible assets, less accumulated amortization of $29,060 and $28,400 as of March 31, 2016 and December 31, 2015, respectively	18,000	18,660
Goodwill	106,663	106,663
Total Assets	$2,570,015	$2,489,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$111,596	$101,310
Air traffic liability	527,509	430,766
Other accrued liabilities	146,441	160,258
Current maturities of long-term debt and capital lease obligations	70,183	74,441
Total	855,729	766,775
Long-Term Debt and Capital Lease Obligations	612,596	677,915
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	378,473	372,700
Other liabilities and deferred credits	96,358	89,845
Deferred tax liability, net	140,627	136,625
Total	615,458	599,170
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 53,589,252 and 53,401,439 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	536	534
Capital in excess of par value	119,562	124,091
Accumulated income	472,180	420,714
Accumulated other comprehensive loss, net	(106,046)	(99,277)
Total	486,232	446,062
Total Liabilities and Shareholders’ Equity	$2,570,015	$2,489,922

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Net cash provided by Operating Activities	$198,505	$161,688
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(30,017)	(49,633)
Proceeds from purchase assignment and leaseback transactions	31,851	37,797
Proceeds from disposition of equipment	—	908
Purchases of investments	(54,748)	(66,125)
Sales of investments	53,320	63,640
Net cash provided by (used in) investing activities	406	(13,413)
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(82,303)	(28,459)
Repurchases and redemptions of convertible notes	(1,426)	(156,464)
Repurchases of common stock	(2,464)	—
Other	(5,307)	(1,323)
Net cash used in financing activities	(91,500)	(186,246)
Net increase (decrease) in cash and cash equivalents	107,411	(37,971)
Cash and cash equivalents - Beginning of Period	281,502	264,087
Cash and cash equivalents - End of Period	$388,913	$226,116

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

2. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the effect that the provisions of ASU 2016-09 will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02), requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is currently evaluating the effect that the provisions of ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), requiring an entity to present its debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. As a result, the Company adopted ASU 2015-03 as of January 1, 2016 and retrospectively applied it to all periods presented in the consolidated balance sheets. The adoption of ASU 2015-03 resulted in a $19.8 million reclassification of the Company's unamortized debt issuance costs from long-term prepayments and other to long-term debt on the consolidated balance sheet as of December 31, 2015.
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

3. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2016	2015
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(2,653)	$(3,952)	Passenger revenue
Interest rate derivative losses (gains)	(291)	187	Interest expense
Total before tax	(2,944)	(3,765)
Tax expense	1,114	1,422
Total, net of tax	$(1,830)	$(2,343)
Amortization of defined benefit plan items
Actuarial loss	$1,915	$2,680	Wages and benefits
Prior service cost	57	57	Wages and benefits
Total before tax	1,972	2,737
Tax benefit	(746)	(1,038)
Total, net of tax	$1,226	$1,699
Short-term investments
Realized gain on sales of investments, net	$(3)	$(10)	Other nonoperating income
Total before tax	(3)	(10)
Tax expense	1	1
Total, net of tax	(2)	$(9)
Total reclassifications for the period	$(606)	$(653)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three months ended March 31, 2016 and 2015 is as follows:

Three months ended March 31, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	(5,730)	(299)	534	(6,163)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(181)	(1,649)	1,226	(2)	(606)
Net current-period other comprehensive income (loss)	(849)	(7,379)	927	532	(6,769)
Ending balance	$(768)	$(2,500)	$(102,938)	$160	$(106,046)

Three months ended March 31, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income (loss) before reclassifications, net of tax	(476)	2,017	(41)	313	1,813
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	114	(2,457)	1,699	(9)	(653)
Net current-period other comprehensive income (loss)	(362)	(440)	1,658	304	1,160
Ending balance	$(108)	$12,268	$(133,862)	$50	$(121,652)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2016 and 2015, anti-dilutive shares excluded from the calculation of diluted earnings per share were not material.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except for per share data)
Numerator:
Net Income	$51,466	$25,883
Denominator:
Weighted average common stock shares outstanding - Basic	53,656	54,614
Assumed exercise of stock options and awards	275	546
Assumed conversion of convertible note premium	24	3,958
Assumed conversion of warrants	—	5,808
Weighted average common stock shares outstanding - Diluted	53,955	64,926
Net Income Per Share
Basic	$0.96	$0.47
Diluted	$0.95	$0.40

Convertible Note Transaction

In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. The call options and warrants were settled by the Company with its respective counterparties in 2015. The outstanding convertible notes matured on March 15, 2016.

Stock Repurchase Program

In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company spent $2.5 million to repurchase approximately 73 thousand shares of the Company's common stock in open market transactions during the three months ended March 31, 2016. As of March 31, 2016, the Company has $57.4 million remaining to spend under the stock repurchase program. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

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

The following is a summary of short-term investments held as of March 31, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016	(in thousands)
Corporate debt	$176,628	$305	$(98)	$176,835
U.S. government and agency debt	60,025	103	(12)	60,116
Municipal bonds	18,159	2	(3)	18,158
Other fixed income securities	25,046	—	—	25,046
Total short-term investments	$279,858	$410	$(113)	$280,155

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(in thousands)
Corporate debt	$167,066	$13	$(481)	$166,598
U.S. government and agency debt	62,376	9	(123)	62,262
Municipal bonds	22,865	3	(12)	22,856
Other fixed income securities	26,835	—	(6)	26,829
Total short-term investments	$279,142	$25	$(622)	$278,545

Contractual maturities of short-term investments as of March 31, 2016 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$54,427	$122,408	$176,835
U.S. government and agency debt	40,583	19,533	60,116
Municipal bonds	15,629	2,529	18,158
Other fixed income securities	21,544	3,502	25,046
Total short-term investments	$132,183	$147,972	$280,155

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,742	$855	$4,887	$—
Cash equivalents measured at net asset value	116,630	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	280,155	—	280,155	—
Fuel derivative contracts:
Heating oil swaps	905	—	905	—
Foreign currency derivatives	1,715	—	1,715	—
Total assets measured at fair value	$410,147	$5,855	$287,662	$—
Fuel derivative contracts:
Heating oil swaps	$23,676	$—	$23,676	$—
Foreign currency derivatives	7,490	—	7,490	—
Interest rate derivative	1,235	—	1,235	—
Total liabilities measured at fair value	$32,401	$—	$32,401	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,665	$1,648	$4,017	$—
Cash equivalents measured at net asset value	61,577	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	278,545	—	278,545	—
Fuel derivative contracts:
Heating oil put options	1,060	—	1,060	—
Foreign currency derivatives	6,550	—	6,550	—
Total assets measured at fair value	$358,397	$6,648	$290,172	$—
Fuel derivative contracts:
Heating oil swaps	$40,530	$—	$40,530	$—
Foreign currency derivatives	1,049	—	1,049	—
Interest rate derivative	312	—	312	—
Total liabilities measured at fair value	$41,891	$—	$41,891	$—

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

Short-term investments.  Short-term investments include U.S. and foreign government notes and bonds, U.S. agency bonds, variable-rate corporate bonds, asset backed securities, foreign and domestic corporate bonds, municipal bonds, and commercial paper.  These instruments are valued using quoted prices for similar assets in active markets or other observable inputs.

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

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
March 31, 2016					December 31, 2015
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$599,785	$590,005	$—	$—	$590,005	$677,203	$665,507	$—	$283	$665,224

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2016, the Company primarily used heating oil puts and swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2016	2015
	(in thousands)
Losses realized at settlement	$(19,025)	$(14,591)
Reversal of prior period unrealized amounts	17,810	14,413
Unrealized losses on contracts that will settle in future periods	(850)	(5,509)
Losses on fuel derivatives recorded as Nonoperating income (expense)	$(2,065)	$(5,687)

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net loss of approximately $0.5 million into earnings over the next 12 months from AOCI based on the values at March 31, 2016.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$49,400 U.S. dollars	April 2023	$—	$(283)	$(283)
	Other liabilities and deferred credits (1)			—	(952)	(952)
Foreign currency derivatives	Other accrued liabilities	9,185,150 Japanese Yen 41,373 Australian Dollars	March 2017	1,704	(4,245)	(2,541)
	Other liabilities and deferred credits	5,097,750 Japanese Yen 8,170 Australian Dollars	March 2018	7	(3,054)	(3,047)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	1,650,000 Japanese Yen 5,287 Australian Dollars	March 2017	4	(191)	(187)
Fuel derivative contracts	Other accrued liabilities	84,946 gallons	March 2017	905	(23,676)	(22,771)

(1)	Represents the noncurrent portion of the $49.4 million interest rate derivative with final maturity in April 2023.

Derivative position as of December 31, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$51,000 U.S. dollars	April 2023	$—	$(70)	$(70)
	Other liabilities and deferred credits (1)			—	(242)	(242)
Foreign currency derivatives	Prepaid expenses and other	7,594,750 Japanese Yen 44,917 Australian Dollars	December 2016	6,461	(525)	5,936
	Other liabilities and deferred credits	5,437,400 Japanese Yen 8,730 Australian Dollars	December 2017	78	(493)	(415)
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	2,762,000 Japanese Yen 3,303 Australian Dollars	August 2016	11	—	11
	Other liabilities and deferred credits	2,845 Australian Dollars	March 2017	—	(31)	(31)
Fuel derivative contracts	Other accrued liabilities	84,067 gallons	December 2016	1,060	(40,530)	(39,470)

(1) Represents the noncurrent portion of the $51.0 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Foreign currency derivatives	$9,217	$(3,245)	$(2,653)	$(3,952)	$—	$—
Interest rate derivatives	923	557	148	187	—	—

Risk and Collateral

The financial derivative instruments expose the Company to possible credit loss in the event the counterparties to the agreements fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) regularly monitors the market position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments as cash collateral would be provided by the counterparties based on the current market exposure of the derivative.

The Company's agreements with its counterparties also requires the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds that are based upon certain liquidity metrics of the Company. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net liability position as of March 31, 2016 was $24.0 million.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2016 or December 31, 2015.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of March 31, 2016, the expected maturities of long-term debt for the remainder of 2016 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2016	$38,103
2017	60,618
2018	59,661
2019	83,944
2020	32,429
Thereafter	325,030
$599,785

Debt Extinguishment

In March 2016, Hawaiian extinguished $51.9 million of existing debt under a secured financing agreement, which was originally scheduled to mature in April 2022. This debt extinguishment resulted in a loss of $3.4 million, which was reflected in nonoperating income (expense) in the unaudited Consolidated Statement of Operations.
In April 2016, Hawaiian extinguished approximately $90 million of existing debt under a secured financing agreement, which was originally scheduled to mature in 2023.
9. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2016	2015
	(in thousands)
Service cost	$3,713	$4,225
Interest cost	7,582	7,389
Expected return on plan assets	(4,472)	(4,716)
Recognized net actuarial loss	1,973	2,737
Net periodic benefit cost	$8,796	$9,635

The Company contributed $0.3 million and $12.8 million to its defined benefit and other postretirement plans during the three months ended March 31, 2016 and 2015, respectively.

10. Commitments and Contingent Liabilities

Commitments

As of March 31, 2016, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for IT, accounting services and a capacity purchase agreement through 2024.

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of March 31, 2016 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining months in 2016	$85,955	$55,171	$141,126
2017	236,217	74,111	310,328
2018	395,652	67,867	463,519
2019	477,409	63,447	540,856
2020	227,031	65,277	292,308
Thereafter	205,488	300,080	505,568
	$1,627,752	$625,953	$2,253,705

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at March 31, 2016 and December 31, 2015.

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

11. Supplemental Cash Flow Information

Non-cash investing and financing activities for the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$9,104	$—

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

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$550,134	$1,163	$(117)	$551,180
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	69,900	—	—	69,900
Wages and benefits	—	133,643	—	—	133,643
Aircraft rent	—	29,388	—	—	29,388
Maintenance materials and repairs	—	59,100	1,404	—	60,504
Aircraft and passenger servicing	—	28,551	—	—	28,551
Commissions and other selling	1	33,052	16	(38)	33,031
Depreciation and amortization	—	26,399	747	—	27,146
Other rentals and landing fees	—	24,434	—	—	24,434
Purchased services	35	22,640	72	(15)	22,732
Other	1,326	28,596	125	(64)	29,983
Total	1,362	455,703	2,364	(117)	459,312
Operating Income (Loss)	(1,362)	94,431	(1,201)	—	91,868
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	51,816	—	—	(51,816)	—
Interest expense and amortization of debt discounts and issuance costs	117	(11,121)	—	—	(11,004)
Interest income	59	785	—	—	844
Capitalized interest	—	225	—	—	225
Losses on fuel derivatives	—	(2,065)	—	—	(2,065)
Loss on extinguishment of debt	—	(3,350)	—	—	(3,350)
Other, net	—	6,586	—	—	6,586
Total	51,992	(8,940)	—	(51,816)	(8,764)
Income (Loss) Before Income Taxes	50,630	85,491	(1,201)	(51,816)	83,104
Income tax expense (benefit)	(836)	32,474	—	—	31,638
Net Income (Loss)	$51,466	$53,017	$(1,201)	$(51,816)	$51,466
Comprehensive Income (Loss)	$44,697	$46,248	$(1,201)	$(45,047)	$44,697

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$539,207	$1,173	$(100)	$540,280
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	111,327	—	—	111,327
Wages and benefits	—	120,014	—	—	120,014
Aircraft rent	—	28,371	—	—	28,371
Maintenance materials and repairs	—	54,913	332	—	55,245
Aircraft and passenger servicing	—	28,316	—	—	28,316
Commissions and other selling	4	30,441	12	(29)	30,428
Depreciation and amortization	—	24,432	747	—	25,179
Other rentals and landing fees	—	22,831	—	—	22,831
Purchased services	—	21,240	—	—	21,240
Other	1,985	24,081	170	(71)	26,165
Total	1,989	465,966	1,261	(100)	469,116
Operating Income (Loss)	(1,989)	73,241	(88)	—	71,164
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	32,563	—	—	(32,563)	—
Interest expense and amortization of debt discounts and issuance costs	(1,436)	(14,082)	—	—	(15,518)
Interest income	56	580	—	—	636
Capitalized interest	—	1,293	—	—	1,293
Losses on fuel derivatives	—	(5,687)	—	—	(5,687)
Loss on extinguishment of debt	(6,955)	—	—	—	(6,955)
Other, net	—	(2,934)	—	—	(2,934)
Total	24,228	(20,830)	—	(32,563)	(29,165)
Income (Loss) Before Income Taxes	22,239	52,411	(88)	(32,563)	41,999
Income tax expense (benefit)	(3,644)	19,760	—	—	16,116
Net Income (Loss)	$25,883	$32,651	$(88)	$(32,563)	$25,883
Comprehensive Income (Loss)	$27,043	$33,811	$(88)	$(33,723)	$27,043

Condensed Consolidating Balance Sheets
March 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,605	$313,338	$7,970	$—	$388,913
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	280,155	—	—	280,155
Accounts receivable, net	63	79,523	433	(262)	79,757
Spare parts and supplies, net	—	19,803	—	—	19,803
Prepaid expenses and other	113	37,317	78	—	37,508
Total	67,781	735,136	8,481	(262)	811,136
Property and equipment at cost	—	1,956,345	58,653	—	2,014,998
Less accumulated depreciation and amortization	—	(445,443)	(5,942)	—	(451,385)
Property and equipment, net	—	1,510,902	52,711	—	1,563,613
Long-term prepayments and other	—	70,103	500	—	70,603
Deferred tax assets, net	26,894	—	—	(26,894)	—
Goodwill and other intangible assets, net	—	124,663	—	—	124,663
Intercompany receivable	—	251,163	—	(251,163)	—
Investment in consolidated subsidiaries	645,872	—	—	(645,872)	—
TOTAL ASSETS	$740,547	$2,691,967	$61,692	$(924,191)	$2,570,015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$670	$110,130	$1,058	$(262)	$111,596
Air traffic liability	—	524,278	3,231	—	527,509
Other accrued liabilities	2,318	143,978	145	—	146,441
Current maturities of long-term debt, less discount, and capital lease obligations	—	70,183	—	—	70,183
Total	2,988	848,569	4,434	(262)	855,729
Long-term debt and capital lease obligations	—	612,596	—	—	612,596
Intercompany payable	251,163	—	—	(251,163)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	378,473	—	—	378,473
Other liabilities and deferred credits	164	95,444	750	—	96,358
Deferred tax liabilities, net	—	167,521	—	(26,894)	140,627
Total	164	641,438	750	(26,894)	615,458
Shareholders’ equity	486,232	589,364	56,508	(645,872)	486,232
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$740,547	$2,691,967	$61,692	$(924,191)	$2,570,015

Condensed Consolidating Balance Sheets
December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,420	$203,406	$8,676	$—	$281,502
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	278,545	—	—	278,545
Accounts receivable, net	61	81,248	625	(211)	81,723
Spare parts and supplies, net	—	19,164	—	—	19,164
Prepaid expenses and other	7	74,948	95	—	75,050
Total	69,488	662,311	9,396	(211)	740,984
Property and equipment at cost	—	1,927,126	58,126	—	1,985,252
Less accumulated depreciation and amortization	—	(427,315)	(5,195)	—	(432,510)
Property and equipment, net	—	1,499,811	52,931	—	1,552,742
Long-term prepayments and other	—	70,373	500	—	70,873
Deferred tax assets, net	26,059	—	—	(26,059)	—
Goodwill and other intangible assets, net	—	125,323	—	—	125,323
Intercompany receivable	—	242,248	—	(242,248)	—
Investment in consolidated subsidiaries	596,570	—	—	(596,570)	—
TOTAL ASSETS	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755	$100,007	$759	$(211)	$101,310
Air traffic liability	—	427,302	3,464	—	430,766
Other accrued liabilities	530	159,583	145	—	160,258
Current maturities of long-term debt, less discount, and capital lease obligations	288	74,153	—	—	74,441
Total	1,573	761,045	4,368	(211)	766,775
Long-term debt and capital lease obligations	—	677,915	—	—	677,915
Intercompany payable	242,248	—	—	(242,248)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	372,700	—	—	372,700
Other liabilities and deferred credits	2,234	86,861	750	—	89,845
Deferred tax liabilities, net	—	162,684	—	(26,059)	136,625
Total	2,234	622,245	750	(26,059)	599,170
Shareholders’ equity	446,062	538,861	57,709	(596,570)	446,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,387)	$200,071	$(179)	$—	$198,505
Cash Flows From Investing Activities:
Net payments to affiliates	—	(3,314)	—	3,314	—
Additions to property and equipment, including pre-delivery deposits	—	(29,490)	(527)	—	(30,017)
Proceeds from purchase assignment and leaseback transaction	—	31,851	—	—	31,851
Proceeds from disposition of property and equipment	—	—	—	—	—
Purchases of investments	—	(54,748)	—	—	(54,748)
Sales of investments	—	53,320	—	—	53,320
Net cash provided by (used in) investing activities	—	(2,381)	(527)	3,314	406
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(82,303)	—	—	(82,303)
Repurchases and redemptions of convertible notes	(1,426)	—	—	—	(1,426)
Net payments from affiliates	3,314	—	—	(3,314)	—
Repurchases of common stock	(2,464)	—	—	—	(2,464)
Other	148	(5,455)	—	—	(5,307)
Net cash used in financing activities	(428)	(87,758)	—	(3,314)	(91,500)
Net increase (decrease) in cash and cash equivalents	(1,815)	109,932	(706)	—	107,411
Cash and cash equivalents - Beginning of Period	69,420	203,406	8,676	—	281,502
Cash and cash equivalents - End of Period	$67,605	$313,338	$7,970	$—	$388,913

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(877)	$161,838	$727	$—	$161,688
Cash Flows From Investing Activities:
Net payments to affiliates	—	(143,078)	—	143,078	—
Additions to property and equipment, including pre-delivery deposits	—	(49,622)	(11)	—	(49,633)
Proceeds from purchase assignment and leaseback transaction	—	37,797	—	—	37,797
Net proceeds from disposition of property and equipment	—	908	—	—	908
Purchases of investments	—	(66,125)	—	—	(66,125)
Sales of investments	—	63,640	—	—	63,640
Net cash used in investing activities	—	(156,480)	(11)	143,078	(13,413)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(28,459)	—	—	(28,459)
Repurchase of convertible notes	(156,464)	—	—	—	(156,464)
Net payments from affiliates	143,078	—	—	(143,078)	—
Other	87	(1,410)	—	—	(1,323)
Net cash used in financing activities	(13,299)	(29,869)	—	(143,078)	(186,246)
Net increase (decrease) in cash and cash equivalents	(14,176)	(24,511)	716	—	(37,971)
Cash and cash equivalents - Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents - End of Period	$65,356	$155,165	$5,595	$—	$226,116

Certain Restrictions on Subsidiary Distributions, Dividends and Repurchases

The Company and Hawaiian are party to a Credit and Guaranty Agreement (Credit Agreement), dated as of November 7, 2014, that provides for a Revolving Credit Facility. See further discussion of the Revolving Credit Facility at Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Pursuant to the terms of the Credit Agreement, neither Hawaiian nor any other subsidiary of the Company will directly or indirectly declare or pay any dividend, or purchase, redeem or otherwise acquire or retire for value any equity interests of the Company unless certain conditions are met.

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation, statements regarding: our expectations regarding our financial performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter; our expected fleet as of March 31, 2017; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; our hedging program; the availability of financing; changes in our fleet plan and related cash outlays; expected delivery of new aircraft; the effects of any litigation on our operations or business; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” "could", "may", variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the "Neighbor Island" routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the "North America" routes), collectively referred to as our "Domestic" routes, and between the Hawaiian Islands and the South Pacific, Australia and Asia (the "International" routes), collectively referred to as our "Scheduled Operations". In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of December 2015, the latest available data.

As of March 31, 2016, Hawaiian had 5,721 active employees.

General information about us is available at https://www.hawaiianairlines.com. Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Financial Highlights

•	GAAP net income in the first quarter of $51.5 million or $0.95 per diluted share.

•	Adjusted net income in the first quarter of $43.0 million or $0.80 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $669 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve through the second quarter as a result of continuing favorable fuel prices. We expect available seat miles during the quarter ending June 30, 2016 to increase by 1.5% to 3.5% from the same prior year period, while operating revenue per available seat mile could increase or decrease up to 1.5% from the same prior year period. We expect operating cost per available seat mile, excluding fuel, for the quarter ending June 30, 2016 to increase by 3.5% to 6.5% from the same prior year period, due to the labor agreements executed earlier in the year and an increase in purchased services.

Fleet Summary

The table below summarizes our total fleet as of March 31, 2015 and 2016, and expected fleet as of March 31, 2017 (based on existing agreements):

	March 31, 2015			March 31, 2016			March 31, 2017
Aircraft Type	Leased (3)	Owned	Total	Leased (3)	Owned	Total	Leased (3)	Owned	Total
A330-200 (1)	8	12	20	10	12	22	11	12	23
767-300	6	4	10	4	4	8	4	4	8
717-200	3	15	18	3	15	18	3	15	18
ATR turboprop (2)	—	3	3	—	6	6	—	6	6
Total	17	34	51	17	37	54	18	37	55

(1)	The increase in the number of leased Airbus A330-200 aircraft from March 31, 2016 to 2017 is due to the planned delivery of an aircraft financed through a six-year lease agreement.

(2)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(3)	Leased aircraft include both aircraft under capital and operating leases.

Results of Operations

For the three months ended March 31, 2016, we generated net income of $51.5 million, or $0.95 per diluted share, compared to net income of $25.9 million, or $0.40 per diluted share, for the same period in 2015.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2016		2015
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,646		2,521
Revenue passenger miles (RPM)	3,541,069		3,345,379
Available seat miles (ASM)	4,366,995		4,227,045
Passenger revenue per RPM (Yield)	13.61	¢	14.02	¢
Passenger load factor (RPM/ASM)	81.1%		79.1%
Passenger revenue per ASM (PRASM)	11.04	¢	11.10	¢
Total Operations (a) :
Revenue passengers flown	2,647		2,522
RPM	3,542,059		3,347,608
ASM	4,368,096		4,229,686
Operating revenue per ASM (RASM)	12.62	¢	12.77	¢
Operating cost per ASM (CASM)	10.52	¢	11.09	¢
CASM excluding aircraft fuel (b)	8.92	¢	8.46	¢
Aircraft fuel expense per ASM (c)	1.60	¢	2.63	¢
Revenue block hours operated	42,726		42,198
Gallons of jet fuel consumed	57,855		56,998
Average cost per gallon of jet fuel (actual) (c)	$1.21		$1.95

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2016, operating revenue increased $10.9 million, or 2.0%, as compared to the prior year period, driven by increased passenger revenue.

Passenger revenue

For the three months ended March 31, 2016, passenger revenue increased $12.8 million, or 2.7%, as compared to the prior year period. Details of these changes are described in the table below:

	Three months ended March 31, 2016 as compared to three months ended March 31, 2015
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$25.4	1.0%	8.3%	6.1%
International	(12.6)	(11.9)	1.1	(1.9)
Total scheduled	$12.8	(2.9)%	5.8%	3.3%

Domestic

For the three months ended March 31, 2016, revenue on our domestic routes increased by $25.4 million as compared to the prior year periods. The increase was due to the combination of capacity increases on our domestic routes, improved passenger load factor and higher average fares.

International

For the three months ended March 31, 2016, revenue on our international routes decreased by $12.6 million as compared to the prior year period. The decrease was primarily due to lower fuel surcharges and continued strengthening of the U.S. dollar, which resulted in decreased average fares on our international routes compared to the prior periods.

Other operating revenue

For the three months ended March 31, 2016, other operating revenue decreased by $2.0 million, or 2.8%, as compared to the prior year period. The decrease was primarily due to a decrease in the volume of cargo transported during the three months ended March 31, 2016, as compared to the prior year period.

Operating Expense

Operating expenses were $459.3 million and $469.1 million for the three months ended March 31, 2016 and 2015, respectively. Increases (decreases) in operating expenses for the three months ended March 31, 2016 as compared to the prior year period are detailed below:

	Increase / (decrease) for the three months ended March 31, 2016 compared to the three months ended March 31, 2015
	$	%
Operating expenses	(in thousands)
Aircraft fuel, including taxes and delivery	$(41,427)	(37.2)%
Wages and benefits	13,629	11.4
Aircraft rent	1,017	3.6
Maintenance, materials and repairs	5,259	9.5
Aircraft and passenger servicing	235	0.8
Commissions and other selling	2,603	8.6
Depreciation and amortization	1,967	7.8
Other rentals and landing fees	1,603	7.0
Purchased services	1,492	7.0
Other	3,818	14.6
Total	$(9,804)	(2.1)%

Aircraft fuel

Aircraft fuel expense decreased during the three months ended March 31, 2016, as compared to the prior year period, primarily due to the decrease in the average fuel price per gallon partially offset by an increase in consumption as illustrated in the following table:

	Three months ended March 31,
	2016	2015	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$69,900	$111,327	(37.2)%
Fuel gallons consumed	57,855	56,998	1.5%
Average fuel price per gallon, including taxes and delivery	$1.21	$1.95	(37.9)%

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

	Three months ended March 31,
	2016	2015	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$69,900	$111,327	(37.2)%
Realized losses on settlement of fuel derivative contracts	19,025	14,591	30.4%
Economic fuel expense	$88,925	$125,918	(29.4)%
Fuel gallons consumed	57,855	56,998	1.5%
Economic fuel costs per gallon	$1.54	$2.21	(30.3)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our jet fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $13.6 million, or 11.4%, for the three months ended March 31, 2016, as compared to the prior year period, due to a 6.5% increase in the number of employees, the labor agreements executed earlier in the year, and increased profit-sharing expense resulting from our improved financial performance as compared to the prior year periods.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased by $5.3 million, or 9.5%, for the three months ended March 31, 2016, as compared to the prior year period due to an increase in the number of heavy checks for the A330-200 aircraft.

Nonoperating Expense

Net nonoperating expense decreased by $20.4 million, or 70.0%, for the three months ended March 31, 2016, as compared to the prior year period. The decrease was primarily due to a $9.1 million gain from the remeasurement of our foreign denominated balances and a $4.5 million decrease in our interest expense. Also, our fuel derivative losses and loss on extinguishment of debt both decreased by $3.6 million from the prior year period.

Income Taxes

We had effective tax rates of 38.1% and 38.4% for the three months ended March 31, 2016 and 2015, respectively. We consider a variety of factors in determining the effective tax rate, including our forecasted full-year pre-tax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of March 31, 2016, we had $388.9 million in cash and cash equivalents and $280.2 million in short-term investments, an increase of $109.0 million from December 31, 2015.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At March 31, 2016, Hawaiian had approximately $682.8 million of debt and capital lease obligations, including approximately $70.2 million classified as a current liability in the unaudited Consolidated Balance Sheets.

We also have access to a secured revolving credit and letter of credit facility (the Revolving Credit Facility) in an amount of up to $175 million, maturing in November 2017. As of March 31, 2016, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $198.5 million and $161.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to our improved financial performance from the prior year period.

Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2016 due to the refund of pre-delivery deposits we received in connection with the purchase assignment and leaseback of an Airbus A330-200 aircraft that was delivered in October 2015, offset by pre-delivery deposits we made for future aircraft deliveries.

Net cash used in financing activities was $91.5 million for the three months ended March 31, 2016 primarily due to the repayment of long-term debt and repurchase of common stock.

Capital Commitments

As of March 31, 2016, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	—	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed expenditures for these aircraft, engines and related flight equipment approximates $59 million for the remainder of 2016, $216 million in 2017, $393 million in 2018, $477 million in 2019, $227 million in 2020 and $205 million thereafter.

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

Stock Repurchase Program

In April 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending on April 24, 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We spent $2.5 million to repurchase approximately 73 thousand shares of our common stock in open market transactions during the three months ended March 31, 2016. As of March 31, 2016, the Company has $57.4 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of March 31, 2016 and December 31, 2015.

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

Pension and Postemployment Benefit Plan Funding

We contributed $0.3 million to our defined benefit and other postretirement plans during the three months ended March 31, 2016. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2016 are summarized in the following table:

Contractual Obligations	Total	Remaining months in 2016	2017 - 2018	2019 - 2020	2021 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$870,609	$70,446	$207,439	$179,881	$412,843
Operating leases—aircraft and related equipment (2)	810,084	89,552	231,703	208,509	280,320
Operating leases—non-aircraft	44,275	4,045	9,351	8,521	22,358
Purchase commitments - Capital (3)	1,627,752	85,955	631,869	704,440	205,488
Purchase commitments - Operating (4)	572,673	49,991	124,218	110,964	287,500
Projected employee benefit contributions (5)	43,300	5,200	38,100	—	—
Total contractual obligations	$3,968,693	$305,189	$1,242,680	$1,212,315	$1,208,509

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of March 31, 2016. Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft, one A330 flight simulator and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, four Boeing 767 aircraft, one Boeing 717 aircraft and three turboprop aircraft.

(3)	Amounts include our commitments for aircraft and aircraft related equipment.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT and a capacity purchase agreement. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. Excluding the impact of these derivative adjustments allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•
Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Three months ended March 31,
	2016		2015
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported - GAAP	$51,466	$0.95	$25,883	$0.40
Add: changes in fair value of derivative contracts, net of tax	(10,515)	(0.19)	(5,343)	(0.08)
Add: loss on extinguishment of debt, net of tax	2,077	0.04	4,173	0.06
Adjusted net income	$43,028	$0.80	$24,713	$0.38

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM - excluding aircraft fuel, are summarized in the table below:

	Three months ended March 31,
	2016	2015
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$459,312	$469,116
Less: aircraft fuel, including taxes and delivery	(69,900)	(111,327)
Adjusted operating expenses - excluding aircraft fuel	$389,412	$357,789
Available Seat Miles	4,368,096	4,229,686
CASM - GAAP	10.52 ¢	11.09 ¢
Less: aircraft fuel	(1.60)	(2.63)
CASM - excluding aircraft fuel	8.92 ¢	8.46 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies, see “Critical Accounting Policies” and Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 15% and 24% of our operating expenses for the three months ended March 31, 2016 and 2015, respectively. Approximately 70% of our fuel was based on Singapore jet fuel prices and 30% was based on U.S. West Coast jet fuel prices. Based on gallons expected to be consumed for the remainder of 2016, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.8 million, excluding the results of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three months ended March 31, 2016, our fuel hedge program primarily consisted of heating oil swaps. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level.

As of March 31, 2016, we hedged approximately 50% of our projected fuel requirements for the remainder of 2016 with heating oil swaps. As of March 31, 2016, the fair value of these fuel derivative agreements reflected a net liability of $22.8 million recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Our results of operations are affected by fluctuations in interest rates due to our variable-rate debt and interest income earned on our cash deposits. Our variable-rate debt agreements are discussed in Note 8 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, we had $49.4 million of variable-rate debt indexed to the following interest rate:

Index	Rate
Three-month LIBOR	0.63%

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our variable-rate debt and interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and variable-rate debt as of March 31, 2016, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2016, we had $651.3 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $12.0 million as of March 31, 2016.

In 2013, we issued variable-rate debt to finance a portion of the purchase price of another Airbus A330-200 aircraft. The interest rate associated with this debt is based on a market index rate that resets every three months. To limit our exposure to significant increases in the applicable market index rates for this debt, we entered into a forward starting interest swap agreement.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2016 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $16.0 million and $7.0 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of March 31, 2016, the fair value of our foreign currency forwards reflected a net liability of $2.7 million and $3.0 million recorded in other accrued liabilities and other liabilities and deferred credits, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended) during the quarter ended March 31, 2016 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors,” of our 2015 Annual Report for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended March 31, 2016:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
January 1, 2016 - January 31, 2016	—	$—	—
February 1, 2016 - February 29, 2016	72,554	33.96	72,554
March 1, 2016 - March 31, 2016	—	—	—
Total	72,554		72,554	$57

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2016 and years ended December 31, 2015, 2014, 2013, 2012 and 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	April 22, 2016	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)