Form 10-Q
period 2016-06-30
HAWAIIAN HOLDINGS INC
filed 2016-07-22
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or
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

As of July 15, 2016, 53,418,311 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Operating Revenue:
Passenger	$518,572	$499,387	$1,000,599	$968,532
Other	76,018	71,908	145,171	143,043
Total	594,590	571,295	1,145,770	1,111,575
Operating Expenses:
Aircraft fuel, including taxes and delivery	83,798	112,519	153,698	223,846
Wages and benefits	135,883	123,977	269,526	243,991
Aircraft rent	30,066	28,817	59,454	57,188
Maintenance, materials and repairs	54,585	57,071	115,089	112,316
Aircraft and passenger servicing	30,723	29,348	59,274	57,664
Commissions and other selling	31,425	30,484	64,456	60,912
Depreciation and amortization	26,988	27,537	54,134	52,716
Other rentals and landing fees	24,978	23,248	49,412	46,079
Purchased services	24,543	19,842	47,275	41,081
Other	32,731	27,036	62,714	53,202
Total	475,720	479,879	935,032	948,995
Operating Income	118,870	91,416	210,738	162,580
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(8,910)	(13,718)	(19,914)	(29,236)
Interest income	1,087	725	1,931	1,361
Capitalized interest	463	975	688	2,268
Gains (losses) on fuel derivatives	21,087	2,026	19,022	(3,661)
Loss on extinguishment of debt	(6,643)	(287)	(9,993)	(7,242)
Other, net	2,686	(1,876)	9,272	(4,810)
Total	9,770	(12,155)	1,006	(41,320)
Income Before Income Taxes	128,640	79,261	211,744	121,260
Income tax expense	49,070	30,427	80,708	46,543
Net Income	$79,570	$48,834	$131,036	$74,717
Net Income Per Share
Basic	$1.48	$0.89	$2.45	$1.37
Diluted	$1.48	$0.79	$2.43	$1.18

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2016	2015
	(unaudited)
Net Income	$79,570	$48,834
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $745 and $1,037 for 2016 and 2015, respectively	1,228	1,699
Net change in derivative instruments, net of tax benefit of $4,309 and $898 for 2016 and 2015, respectively	(7,080)	(1,475)
Net change in available-for-sale investments, net of tax expense of $93 and tax benefit of $75 for 2016 and 2015, respectively	151	(124)
Total other comprehensive income (loss)	(5,701)	100
Total Comprehensive Income	$73,869	$48,934

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Net Income	$131,036	$74,717
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $1,315 and $2,046 for 2016 and 2015, respectively	2,155	3,357
Net change in derivative instruments, net of tax benefit of $9,316 and $1,386 for 2016 and 2015, respectively	(15,308)	(2,277)
Net change in available-for-sale investments, net of tax expense of $416 and $110 for 2016 and 2015, respectively	683	180
Total other comprehensive income (loss)	(12,470)	1,260
Total Comprehensive Income	$118,566	$75,977

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$355,467	$281,502
Restricted cash	5,000	5,000
Short-term investments	266,345	278,545
Accounts receivable, net	93,432	81,723
Spare parts and supplies, net	18,150	19,164
Prepaid expenses and other	53,788	75,050
Total	792,182	740,984
Property and equipment, less accumulated depreciation and amortization of $477,615 and $432,510 as of June 30, 2016 and December 31, 2015, respectively	1,574,824	1,552,742
Other Assets:
Long-term prepayments and other	69,792	70,873
Intangible assets, less accumulated amortization of $29,684 and $28,400 as of June 30, 2016 and December 31, 2015, respectively	17,876	18,660
Goodwill	106,663	106,663
Total Assets	$2,561,337	$2,489,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,396	$101,310
Air traffic liability	557,851	430,766
Other accrued liabilities	121,775	160,258
Current maturities of long-term debt and capital lease obligations	58,352	74,441
Total	852,374	766,775
Long-Term Debt and Capital Lease Obligations	527,625	677,915
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	373,572	372,700
Other liabilities and deferred credits	100,405	89,845
Deferred tax liability, net	141,249	136,625
Total	615,226	599,170
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 53,516,342 and 53,401,439 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	535	534
Capital in excess of par value	125,574	124,091
Accumulated income	551,750	420,714
Accumulated other comprehensive loss, net	(111,747)	(99,277)
Total	566,112	446,062
Total Liabilities and Shareholders’ Equity	$2,561,337	$2,489,922

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Net cash provided by Operating Activities	$285,466	$297,520
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(70,291)	(72,902)
Proceeds from purchase assignment and leaseback transactions	31,851	86,033
Proceeds from disposition of equipment	—	3,513
Purchases of investments	(138,235)	(115,218)
Sales of investments	150,651	112,886
Net cash provided by (used in) investing activities	(26,024)	14,312
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(183,607)	(43,460)
Repurchases and redemptions of convertible notes	(1,426)	(168,407)
Repurchases of common stock	(10,075)	(17,621)
Excess tax benefit from equity awards	17,259	—
Other	(7,628)	(1,649)
Net cash used in financing activities	(185,477)	(231,137)
Net increase in cash and cash equivalents	73,965	80,695
Cash and cash equivalents - Beginning of Period	281,502	264,087
Cash and cash equivalents - End of Period	$355,467	$344,782

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

2. Significant Accounting Policies

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-02, Leases (ASU 2016-02), requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is currently evaluating the effect that the provisions of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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
The Company is currently evaluating the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. We have determined that the new standard, once effective, will preclude the Company from accounting for miles earned under its HawaiianMiles customer loyalty program using the incremental cost method, and will instead require the use of the deferred revenue method. This change could have a significant impact on the Company's financial statements.

3. Accumulated Other Comprehensive Loss

Reclassifications out of accumulated other comprehensive loss by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2016	2015	2016	2015
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(868)	$(4,460)	$(3,521)	$(8,412)	Passenger revenue
Interest rate derivative losses, net	1,235	179	944	366	Interest expense
Total before tax	367	(4,281)	(2,577)	(8,046)
Tax expense (benefit)	(141)	1,618	973	3,040
Total, net of tax	$226	$(2,663)	$(1,604)	$(5,006)
Amortization of defined benefit plan items
Actuarial loss	$1,915	$2,680	$3,830	$5,360	Wages and benefits
Prior service cost	57	57	114	114	Wages and benefits
Total before tax	1,972	2,737	3,944	5,474
Tax benefit	(747)	(1,038)	(1,493)	(2,076)
Total, net of tax	$1,225	$1,699	$2,451	$3,398
Short-term investments
Realized gain on sales of investments, net	$(58)	$(25)	$(61)	$(35)	Other nonoperating income
Total before tax	(58)	(25)	(61)	(35)
Tax expense	19	6	20	7
Total, net of tax	(39)	$(19)	$(41)	$(28)
Total reclassifications for the period	$1,412	$(983)	$806	$(1,636)

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, for the three and six months ended June 30, 2016 and 2015 is as follows:

Three months ended June 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(768)	$(2,500)	$(102,938)	$160	$(106,046)
Other comprehensive income (loss) before reclassifications, net of tax	—	(7,306)	3	190	(7,113)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	768	(542)	1,225	(39)	1,412
Net current-period other comprehensive income (loss)	768	(7,848)	1,228	151	(5,701)
Ending balance	$—	$(10,348)	$(101,710)	$311	$(111,747)

Three months ended June 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(108)	$12,268	$(133,862)	$50	$(121,652)
Other comprehensive income (loss) before reclassifications, net of tax	260	928	—	(105)	1,083
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	110	(2,773)	1,699	(19)	(983)
Net current-period other comprehensive income (loss)	370	(1,845)	1,699	(124)	100
Ending balance	$262	$10,423	$(132,163)	$(74)	$(121,552)

Six months ended June 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	(13,036)	(296)	724	(13,276)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	587	(2,191)	2,451	(41)	806
Net current-period other comprehensive income (loss)	(81)	(15,227)	2,155	683	(12,470)
Ending balance	$—	$(10,348)	$(101,710)	$311	$(111,747)

Six months ended June 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income (loss) before reclassifications, net of tax	(216)	2,945	(41)	208	2,896
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	224	(5,230)	3,398	(28)	(1,636)
Net current-period other comprehensive income (loss)	8	(2,285)	3,357	180	1,260
Ending balance	$262	$10,423	$(132,163)	$(74)	$(121,552)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2016 and 2015, anti-dilutive shares excluded from the calculation of diluted earnings per share were nil.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
Numerator:
Net Income	$79,570	$48,834	$131,036	$74,717
Denominator:
Weighted average common stock shares outstanding - Basic	53,634	54,619	53,574	54,617
Assumed exercise of stock options and awards	219	430	247	488
Assumed conversion of convertible note premium	—	546	12	2,252
Assumed conversion of warrants	—	6,260	—	6,033
Weighted average common stock shares outstanding - Diluted	53,853	61,855	53,833	63,390
Net Income Per Share
Basic	$1.48	$0.89	$2.45	$1.37
Diluted	$1.48	$0.79	$2.43	$1.18

Stock Repurchase Program

In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company spent $7.6 million and $10.1 million to repurchase approximately 209 thousand shares and 281 thousand shares of the Company's common stock in open market transactions during the three and six months ended June 30, 2016, respectively. As of June 30, 2016, the Company has $49.8 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

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

The following is a summary of short-term investments held as of June 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016	(in thousands)
Corporate debt	$178,245	$413	$(41)	$178,617
U.S. government and agency debt	56,422	166	—	56,588
Municipal bonds	14,966	7	(1)	14,972
Other fixed income securities	16,168	—	—	16,168
Total short-term investments	$265,801	$586	$(42)	$266,345

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(in thousands)
Corporate debt	$167,066	$13	$(481)	$166,598
U.S. government and agency debt	62,376	9	(123)	62,262
Municipal bonds	22,865	3	(12)	22,856
Other fixed income securities	26,835	—	(6)	26,829
Total short-term investments	$279,142	$25	$(622)	$278,545

Contractual maturities of short-term investments as of June 30, 2016 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$64,160	$114,457	$178,617
U.S. government and agency debt	36,796	19,792	56,588
Municipal bonds	8,217	6,755	14,972
Other fixed income securities	14,667	1,501	16,168
Total short-term investments	$123,840	$142,505	$266,345

The Company classifies investments as current assets as these securities are available for use in its current operations.

6.  Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820) clarifies that fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$20,582	$4,893	$15,689	$—
Cash equivalents measured at net asset value	116,705	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	266,345	—	266,345	—
Fuel derivative contracts:
Crude oil call options	1,295	—	1,295	—
Heating oil swaps	11,058	—	11,058	—
Foreign currency derivatives	484	—	484	—
Total assets measured at fair value	$421,469	$9,893	$294,871	$—
Fuel derivative contracts:
Heating oil swaps	$3,589	$—	$3,589	$—
Foreign currency derivatives	18,148	—	18,148	—
Total liabilities measured at fair value	$21,737	$—	$21,737	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,665	$1,648	$4,017	$—
Cash equivalents measured at net asset value	61,577	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	278,545	—	278,545	—
Fuel derivative contracts:
Heating oil put options	1,060	—	1,060	—
Foreign currency derivatives	6,550	—	6,550	—
Total assets measured at fair value	$358,397	$6,648	$290,172	$—
Fuel derivative contracts:
Heating oil swaps	$40,530	$—	$40,530	$—
Foreign currency derivatives	1,049	—	1,049	—
Interest rate derivative	312	—	312	—
Total liabilities measured at fair value	$41,891	$—	$41,891	$—

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

Restricted cash.  The Company’s restricted cash consists of money market securities.

Short-term investments.  Short-term investments include U.S. and foreign government notes and bonds, U.S. agency bonds, variable-rate corporate bonds, asset backed securities, foreign and domestic corporate bonds, municipal bonds, and commercial paper.  These instruments are valued using quoted prices for similar assets in active markets or other observable inputs.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil swaps and crude oil call options which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves and measures of volatility among others.

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

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
June 30, 2016					December 31, 2015
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$506,010	$499,130	$—	$—	$499,130	$677,203	$665,507	$—	$283	$665,224

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2016, the Company primarily used heating oil swaps and crude oil call options to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2016	2015	2016	2015
	(in thousands)
Losses realized at settlement	$(8,799)	$(16,553)	$(27,824)	$(31,144)
Reversal of prior period unrealized amounts	22,882	16,327	40,692	29,313
Unrealized gains (losses) that will settle in future periods	7,004	2,252	6,154	(1,830)
Gains on fuel derivatives recorded as Nonoperating Income (expense)	$21,087	$2,026	$19,022	$(3,661)

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net loss of approximately $10.6 million into earnings over the next 12 months from AOCI based on the values at June 30, 2016.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Other accrued liabilities	13,145,400 Japanese Yen 43,577 Australian Dollars	June 2017	437	(11,980)	(11,543)
	Other liabilities and deferred credits	4,609,250 Japanese Yen 7,513 Australian Dollars	June 2018	25	(5,301)	(5,276)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	1,909,900 Japanese Yen 6,400 Australian Dollars	March 2017	22	(867)	(845)
Fuel derivative contracts	Prepaid expenses and other	66,168 gallons	June 2017	12,353	(3,589)	8,764

Derivative position as of December 31, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$51,000 U.S. dollars	April 2023	$—	$(70)	$(70)
	Other liabilities and deferred credits (1)			—	(242)	(242)
Foreign currency derivatives	Prepaid expenses and other	7,594,750 Japanese Yen 44,917 Australian Dollars	December 2016	6,461	(525)	5,936
	Other liabilities and deferred credits	5,437,400 Japanese Yen 8,730 Australian Dollars	December 2017	78	(493)	(415)
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	2,762,000 Japanese Yen 3,303 Australian Dollars	August 2016	11	—	11
	Other liabilities and deferred credits	2,845 Australian Dollars	March 2017	—	(31)	(31)
Fuel derivative contracts	Other accrued liabilities	84,067 gallons	December 2016	1,060	(40,530)	(39,470)

(1) Represents the noncurrent portion of the $51.0 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Foreign currency derivatives	$10,938	$(1,492)	$(868)	$(4,460)	$—	$—
Interest rate derivatives	—	(619)	1,235	179	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Foreign currency derivatives	$20,155	$(4,737)	$(3,521)	$(8,412)	$—	$—
Interest rate derivatives	923	(62)	1,383	366	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had $1.1 million in collateral posted with its counterparties as of June 30, 2016 and no collateral posted with counterparties as of December 31, 2015.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of June 30, 2016, the expected maturities of long-term debt for the remainder of 2016 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2016	$24,136
2017	48,801
2018	48,244
2019	72,927
2020	21,413
Thereafter	290,488
$506,009

Debt Extinguishment

The Company extinguished $88.7 million and $140.5 million of its existing debt under a secured financial agreement for the three and six months ended June 30, 2016, which was originally scheduled to mature in 2023. This debt extinguishment resulted in a loss of $6.6 million and $10.0 million for the three and six months ended June 30, 2016, which was reflected in nonoperating income (expense) in the unaudited Consolidated Statement of Operations.
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
During the three months ended June 30, 2016, the Company took delivery of an Airbus A330-200 aircraft under an operating lease with a lease term of 6 years.
As of June 30, 2016, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining in 2016	$60,688	$2,654
2017	117,226	4,710
2018	114,477	4,641
2019	114,332	4,348
2020	94,177	4,173
Thereafter	280,320	22,358
	$781,220	$42,884

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2016	2015	2016	2015
	(in thousands)
Service cost	$3,713	$4,225	$7,426	$8,450
Interest cost	7,582	7,389	15,164	14,778
Expected return on plan assets	(4,472)	(4,716)	(8,944)	(9,432)
Recognized net actuarial loss	1,972	2,737	3,944	5,474
Net periodic benefit cost	$8,795	$9,635	$17,590	$19,270

The Company contributed $11.0 million and $11.3 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2016, respectively, including $5.7 million above the minimum funding requirements. The Company contributed $0.8 million and $13.6 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2015, respectively.

11. Commitments and Contingent Liabilities

Commitments

As of June 30, 2016, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	2	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for IT, accounting services and a capacity purchase agreement through 2024.

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of June 30, 2016 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2016	$60,610	$39,466	$100,076
2017	234,984	77,009	311,993
2018	400,377	64,529	464,906
2019	485,458	57,025	542,483
2020	230,973	57,122	288,095
Thereafter	208,937	287,500	496,437
	$1,621,339	$582,651	$2,203,990

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at June 30, 2016 and December 31, 2015.

In the event of a material adverse change in the Company's business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on the Company.

12. Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended June 30,
	2016	2015
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$6,092	$2,791

13. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 13 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 13 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$593,161	$1,515	$(86)	$594,590
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	83,798	—	—	83,798
Wages and benefits	—	135,883	—	—	135,883
Aircraft rent	—	30,066	—	—	30,066
Maintenance materials and repairs	—	53,941	644	—	54,585
Aircraft and passenger servicing	—	30,723	—	—	30,723
Commissions and other selling	—	31,437	21	(33)	31,425
Depreciation and amortization	—	26,241	747	—	26,988
Other rentals and landing fees	—	24,978	—	—	24,978
Purchased services	52	24,319	187	(15)	24,543
Other	1,461	30,978	330	(38)	32,731
Total	1,513	472,364	1,929	(86)	475,720
Operating Income (Loss)	(1,513)	120,797	(414)	—	118,870
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	80,326	—	—	(80,326)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,910)	—	—	(8,910)
Interest income	65	1,022	—	—	1,087
Capitalized interest	—	463	—	—	463
Gains on fuel derivatives	—	21,087	—	—	21,087
Loss on extinguishment of debt	—	(6,643)	—	—	(6,643)
Other, net	—	2,686	—	—	2,686
Total	80,391	9,705	—	(80,326)	9,770
Income (Loss) Before Income Taxes	78,878	130,502	(414)	(80,326)	128,640
Income tax expense (benefit)	(692)	49,762	—	—	49,070
Net Income (Loss)	$79,570	$80,740	$(414)	$(80,326)	$79,570
Comprehensive Income (Loss)	$73,869	$75,039	$(414)	$(74,625)	$73,869

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$570,254	$1,168	$(127)	$571,295
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	112,519	—	—	112,519
Wages and benefits	—	123,977	—	—	123,977
Aircraft rent	—	28,817	—	—	28,817
Maintenance materials and repairs	—	56,555	516	—	57,071
Aircraft and passenger servicing	—	29,348	—	—	29,348
Commissions and other selling	—	30,505	19	(40)	30,484
Depreciation and amortization	—	26,790	747	—	27,537
Other rentals and landing fees	—	23,248	—	—	23,248
Purchased services	99	19,736	22	(15)	19,842
Other	1,153	25,686	269	(72)	27,036
Total	1,252	477,181	1,573	(127)	479,879
Operating Income (Loss)	(1,252)	93,073	(405)	—	91,416
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	49,759	—	—	(49,759)	—
Interest expense and amortization of debt discounts and issuance costs	(156)	(13,562)	—	—	(13,718)
Interest income	53	672	—	—	725
Capitalized interest	—	975	—	—	975
Gains on fuel derivatives	—	2,026	—	—	2,026
Loss on extinguishment of debt	(287)	—	—	—	(287)
Other, net	—	(1,876)	—	—	(1,876)
Total	49,369	(11,765)	—	(49,759)	(12,155)
Income (Loss) Before Income Taxes	48,117	81,308	(405)	(49,759)	79,261
Income tax expense (benefit)	(717)	31,144	—	—	30,427
Net Income (Loss)	$48,834	$50,164	$(405)	$(49,759)	$48,834
Comprehensive Income (Loss)	$48,934	$50,264	$(405)	$(49,859)	$48,934

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,143,295	$2,678	$(203)	$1,145,770
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	153,698	—	—	153,698
Wages and benefits	—	269,526	—	—	269,526
Aircraft rent	—	59,454	—	—	59,454
Maintenance materials and repairs	—	113,041	2,048	—	115,089
Aircraft and passenger servicing	—	59,274	—	—	59,274
Commissions and other selling	1	64,489	37	(71)	64,456
Depreciation and amortization	—	52,640	1,494	—	54,134
Other rentals and landing fees	—	49,412	—	—	49,412
Purchased services	87	46,959	259	(30)	47,275
Other	2,787	59,574	455	(102)	62,714
Total	2,875	928,067	4,293	(203)	935,032
Operating Income (Loss)	(2,875)	215,228	(1,615)	—	210,738
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	132,142	—	—	(132,142)	—
Interest expense and amortization of debt discounts and issuance costs	117	(20,031)	—	—	(19,914)
Interest income	124	1,807	—	—	1,931
Capitalized interest	—	688	—	—	688
Gains on fuel derivatives	—	19,022	—	—	19,022
Loss on extinguishment of debt	—	(9,993)	—	—	(9,993)
Other, net	—	9,272	—	—	9,272
Total	132,383	765	—	(132,142)	1,006
Income (Loss) Before Income Taxes	129,508	215,993	(1,615)	(132,142)	211,744
Income tax expense (benefit)	(1,528)	82,236	—	—	80,708
Net Income (Loss)	$131,036	$133,757	$(1,615)	$(132,142)	$131,036
Comprehensive Income (Loss)	$118,566	$121,287	$(1,615)	$(119,672)	$118,566

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,109,461	$2,341	$(227)	$1,111,575
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	223,846	—	—	223,846
Wages and benefits	—	243,991	—	—	243,991
Aircraft rent	—	57,188	—	—	57,188
Maintenance materials and repairs	—	111,468	848	—	112,316
Aircraft and passenger servicing	—	57,664	—	—	57,664
Commissions and other selling	4	60,946	31	(69)	60,912
Depreciation and amortization	—	51,222	1,494	—	52,716
Other rentals and landing fees	—	46,079	—	—	46,079
Purchased services	99	40,975	22	(15)	41,081
Other	3,138	49,768	439	(143)	53,202
Total	3,241	943,147	2,834	(227)	948,995
Operating Income (Loss)	(3,241)	166,314	(493)	—	162,580
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	82,322	—	—	(82,322)	—
Interest expense and amortization of debt discounts and issuance costs	(1,592)	(27,644)	—	—	(29,236)
Interest income	109	1,252	—	—	1,361
Capitalized interest	—	2,268	—	—	2,268
Losses on fuel derivatives	—	(3,661)	—	—	(3,661)
Loss on extinguishment of debt	(7,242)	—	—	—	(7,242)
Other, net	—	(4,810)	—	—	(4,810)
Total	73,597	(32,595)	—	(82,322)	(41,320)
Income (Loss) Before Income Taxes	70,356	133,719	(493)	(82,322)	121,260
Income tax expense (benefit)	(4,361)	50,904	—	—	46,543
Net Income (Loss)	$74,717	$82,815	$(493)	$(82,322)	$74,717
Comprehensive Income (Loss)	$75,977	$84,075	$(493)	$(83,582)	$75,977

Condensed Consolidating Balance Sheets
June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70,966	$277,558	$6,943	$—	$355,467
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	266,345	—		266,345
Accounts receivable, net	61	92,840	759	(228)	93,432
Spare parts and supplies, net	—	18,150	—	—	18,150
Prepaid expenses and other	141	53,374	273	—	53,788
Total	71,168	713,267	7,975	(228)	792,182
Property and equipment at cost	—	1,982,280	70,159	—	2,052,439
Less accumulated depreciation and amortization	—	(470,927)	(6,688)	—	(477,615)
Property and equipment, net	—	1,511,353	63,471	—	1,574,824
Long-term prepayments and other	—	69,792	—	—	69,792
Deferred tax assets, net	27,587	—	—	(27,587)	—
Goodwill and other intangible assets, net	—	124,039	500	—	124,539
Intercompany receivable	—	277,268	—	(277,268)	—
Investment in consolidated subsidiaries	736,215	—	—	(736,215)	—
TOTAL ASSETS	$834,970	$2,695,719	$71,946	$(1,041,298)	$2,561,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411	$113,733	$480	$(228)	$114,396
Air traffic liability	—	554,638	3,213	—	557,851
Other accrued liabilities	2,048	119,425	302	—	121,775
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,352	—	—	58,352
Total	2,459	846,148	3,995	(228)	852,374
Long-term debt and capital lease obligations	—	527,625	—	—	527,625
Intercompany payable	266,235	—	11,033	(277,268)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	373,572	—	—	373,572
Other liabilities and deferred credits	164	99,417	824		100,405
Deferred tax liabilities, net	—	168,836	—	(27,587)	141,249
Total	164	641,825	824	(27,587)	615,226
Shareholders’ equity	566,112	680,121	56,094	(736,215)	566,112
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$834,970	$2,695,719	$71,946	$(1,041,298)	$2,561,337

Condensed Consolidating Balance Sheets
December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,420	$203,406	$8,676	$—	$281,502
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	278,545	—	—	278,545
Accounts receivable, net	61	81,248	625	(211)	81,723
Spare parts and supplies, net	—	19,164	—	—	19,164
Prepaid expenses and other	7	74,948	95	—	75,050
Total	69,488	662,311	9,396	(211)	740,984
Property and equipment at cost	—	1,927,126	58,126	—	1,985,252
Less accumulated depreciation and amortization	—	(427,315)	(5,195)	—	(432,510)
Property and equipment, net	—	1,499,811	52,931	—	1,552,742
Long-term prepayments and other	—	70,373	500	—	70,873
Deferred tax assets, net	26,059	—	—	(26,059)	—
Goodwill and other intangible assets, net	—	125,323	—	—	125,323
Intercompany receivable	—	242,248	—	(242,248)	—
Investment in consolidated subsidiaries	596,570	—	—	(596,570)	—
TOTAL ASSETS	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755	$100,007	$759	$(211)	$101,310
Air traffic liability	—	427,302	3,464	—	430,766
Other accrued liabilities	530	159,583	145	—	160,258
Current maturities of long-term debt, less discount, and capital lease obligations	288	74,153	—	—	74,441
Total	1,573	761,045	4,368	(211)	766,775
Long-term debt and capital lease obligations	—	677,915	—	—	677,915
Intercompany payable	242,248	—	—	(242,248)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	372,700	—	—	372,700
Other liabilities and deferred credits	2,234	86,861	750	—	89,845
Deferred tax liabilities, net	—	162,684	—	(26,059)	136,625
Total	2,234	622,245	750	(26,059)	599,170
Shareholders’ equity	446,062	538,861	57,709	(596,570)	446,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,995)	$289,193	$(732)		$285,466
Cash Flows From Investing Activities:
Net payments to affiliates	—	(26,686)	—	26,686	—
Additions to property and equipment, including pre-delivery deposits	—	(58,257)	(12,034)		(70,291)
Proceeds from purchase assignment and leaseback transaction		31,851			31,851
Proceeds from disposition of property and equipment	—	—	—		—
Purchases of investments	—	(138,235)			(138,235)
Sales of investments	—	150,651			150,651
Net cash used in investing activities	—	(40,676)	(12,034)	26,686	(26,024)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(183,607)			(183,607)
Repurchases and redemptions of convertible notes	(1,426)	—	—	—	(1,426)
Net payments from affiliates	15,653	—	11,033	(26,686)	—
Repurchases of common stock	(10,075)	—	—	—	(10,075)
Excess tax benefit from equity awards	—	17,259	—	—	17,259
Other	389	(8,017)	—	—	(7,628)
Net cash provided by (used in) financing activities	4,541	(174,365)	11,033	(26,686)	(185,477)
Net increase (decrease) in cash and cash equivalents	1,546	74,152	(1,733)	—	73,965
Cash and cash equivalents - Beginning of Period	69,420	203,406	8,676	—	281,502
Cash and cash equivalents - End of Period	$70,966	$277,558	$6,943	$—	$355,467

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,349)	$299,009	$860	$—	$297,520
Cash Flows From Investing Activities:
Net payments to affiliates	(25,000)	(170,209)	—	195,209	—
Additions to property and equipment, including pre-delivery deposits	—	(65,500)	(7,402)	—	(72,902)
Proceeds from purchase assignment and leaseback transaction	—	86,033	—	—	86,033
Net proceeds from disposition of property and equipment	—	3,458	55	—	3,513
Purchases of investments	—	(115,218)	—	—	(115,218)
Sales of investments	—	112,886	—	—	112,886
Net cash provided by (used in) investing activities	(25,000)	(148,550)	(7,347)	195,209	14,312
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(43,460)	—	—	(43,460)
Repurchase of convertible notes	(168,407)	—	—	—	(168,407)
Net payments from affiliates	170,209	—	25,000	(195,209)	—
Repurchases of Common Stock	(17,621)	—	—	—	(17,621)
Other	459	(2,108)	—	—	(1,649)
Net cash provided by (used in) financing activities	(15,360)	(45,568)	25,000	(195,209)	(231,137)
Net increase (decrease) in cash and cash equivalents	(42,709)	104,891	18,513	—	80,695
Cash and cash equivalents - Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents - End of Period	$36,823	$284,567	$23,392	$—	$344,782

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation, statements regarding: our expectations regarding our financial performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter; our expected fleet as of June 30, 2017; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; our hedging program; the availability of financing; changes in our fleet plan and related cash outlays; expected delivery of new aircraft; the effects of any litigation on our operations or business; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes), collectively referred to as our “Domestic” routes, and between the Hawaiian Islands and the South Pacific, Australia and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the ninth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of April 2016, the latest available data.

As of June 30, 2016, Hawaiian had 5,945 active employees.

General information about us is available at https://www.hawaiianairlines.com. Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to the SEC.

Financial Highlights

•	GAAP net income in the second quarter of $79.6 million or $1.48 per diluted share.

•	Adjusted net income in the second quarter of $65.2 million or $1.21 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $622 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve in the third quarter from last year due to low fuel prices and improving international results. We expect available seat miles during the quarter ending September 30, 2016 to increase by 4.5% to 6.5% from the same prior year period, while operating revenue per available seat mile could go down 1% to up 2% from the same prior year period.  We expect operating cost per available seat mile, excluding fuel, for the quarter ending September 30, 2016 to increase by 2% to 5% from the same prior year period, due to the labor agreements executed earlier in the year and an increase in purchased services.

Fleet Summary

The table below summarizes our total fleet as of June 30, 2015 and 2016, and expected fleet as of June 30, 2017 (based on existing agreements):

	June 30, 2015			June 30, 2016			June 30, 2017
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	9	12	21	11	12	23	11	12	23
767-300	5	4	9	4	4	8	4	4	8
717-200	3	15	18	3	15	18	5	15	20
ATR turboprop (1)	—	3	3	—	6	6	—	6	6
Total	17	34	51	18	37	55	20	37	57

(1)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

In July 2016, the Company executed an Agreement with a lessor for two B717 aircraft for a lease term of six years.

Results of Operations

For the three months ended June 30, 2016, we generated net income of $79.6 million, or $1.48 per diluted share, compared to net income of $48.8 million, or $0.79 per diluted share, for the same period in 2015. For the six months ended June 30, 2016, we generated net income of $131.0 million, or $2.43 per diluted share, compared to net income of $74.7 million, or $1.18 per diluted share, for the same period in 2015.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,755		2,659		5,401		5,180
Revenue passenger miles (RPM)	3,846,966		3,588,246		7,388,033		6,933,627
Available seat miles (ASM)	4,550,964		4,439,349		8,917,956		8,666,390
Passenger revenue per RPM (Yield)	13.48	¢	13.92	¢	13.54	¢	13.97	¢
Passenger load factor (RPM/ASM)	84.5%		80.8%		82.8%		80.0%
Passenger revenue per ASM (PRASM)	11.39	¢	11.25	¢	11.22	¢	11.18	¢
Total Operations (a) :
Revenue passengers flown	2,756		2,660		5,403		5,182
RPM	3,847,065		3,590,510		7,389,122		6,938,120
ASM	4,551,094		4,441,648		8,919,188		8,671,330
Operating revenue per ASM (RASM)	13.06	¢	12.86	¢	12.85	¢	12.82	¢
Operating cost per ASM (CASM)	10.45	¢	10.80	¢	10.48	¢	10.94	¢
CASM excluding aircraft fuel (b)	8.61	¢	8.27	¢	8.76	¢	8.36	¢
Aircraft fuel expense per ASM (c)	1.84	¢	2.53	¢	1.72	¢	2.58	¢
Revenue block hours operated	44,367		43,418		87,093		85,653
Gallons of aircraft fuel consumed	59,697		57,998		117,553		114,996
Average cost per gallon of aircraft fuel (actual) (c)	$1.40		$1.94		$1.31		$1.95

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended June 30, 2016, operating revenue increased $23.3 million, or 4.1%, as compared to the prior year period, driven by increased passenger revenue. During the six months ended June 30, 2016, operating revenue increased by $34.2 million or 3.1%, as compared to the prior year period, driven primarily by an increase in passenger revenue.

Passenger revenue

For the three and six months ended June 30, 2016, passenger revenue increased $19.2 million, or 3.8%, and $32.1 million, or 3.3%, respectively, as compared to the prior year period. Details of these changes are described in the table below:

	Three months ended June 30, 2016 as compared to three months ended June 30, 2015				Six months ended June 30, 2016 as compared to six months ended June 30, 2015
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$25.1	(2.0)%	8.5%	3.7%	$50.5	(1.3)%	8.2%	4.7%
International	(5.9)	(9.2)	4.0	(0.1)	(18.4)	(10.6)	2.6	(1.0)
Total scheduled	$19.2	(3.2)%	7.2%	2.5%	$32.1	(3.1)%	6.6%	2.9%

Domestic

For the three and six months ended June 30, 2016, revenue on our domestic routes increased by $25.1 million and $50.5 million, respectively, as compared to the prior year periods. The increase was due to a combination of capacity increases and higher load factors.

International

For the three and six months ended June 30, 2016, revenue on our international routes decreased by $5.9 million and $18.4 million, respectively, as compared to the prior year periods. The decrease was primarily due to the continued strength of the U.S. dollar and lower fuel surcharges, which resulted in decreased average fares on our international routes compared to the prior periods.

Other operating revenue

For the three and six months ended June 30, 2016, other operating revenue increased by $4.1 million, or 5.7%, and $2.1 million, or 1.5% as compared to the prior year periods. The increase was primarily due to an increase in sales of frequent flyer miles under our co-branded credit card agreement, as compared to the prior year periods.

Operating Expense

Operating expenses were $475.7 million and $935.0 million for the three and six months ended June 30, 2016, respectively, and $479.9 million and $949.0 million for the three and six months ended June 30, 2015, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2016 as compared to the prior year periods are detailed below:

	Increase / (decrease) for the three months ended June 30, 2016 compared to the three months ended June 30, 2015		Increase / (decrease) for the six months ended June 30, 2016 compared to the six months ended June 30, 2015
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Aircraft fuel, including taxes and delivery	$(28,721)	(25.5)%	$(70,148)	(31.3)%
Wages and benefits	11,906	9.6	25,535	10.5
Aircraft rent	1,249	4.3	2,266	4.0
Maintenance, materials and repairs	(2,486)	(4.4)	2,773	2.5
Aircraft and passenger servicing	1,375	4.7	1,610	2.8
Commissions and other selling	941	3.1	3,544	5.8
Depreciation and amortization	(549)	(2.0)	1,418	2.7
Other rentals and landing fees	1,730	7.4	3,333	7.2
Purchased services	4,701	23.7	6,194	15.1
Other	5,695	21.1	9,512	17.9
Total	$(4,159)	(0.9)%	$(13,963)	(1.5)%

Aircraft fuel

Aircraft fuel expense decreased during the three and six months ended June 30, 2016, as compared to the prior year periods, primarily due to the decrease in the average fuel price per gallon partially offset by an increase in consumption as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$83,798	$112,519	(25.5)%	$153,698	$223,846	(31.3)%
Fuel gallons consumed	59,697	57,998	2.9%	117,553	114,996	2.2%
Average fuel price per gallon, including taxes and delivery	$1.40	$1.94	(27.8)%	$1.31	$1.95	(32.8)%

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

	Three months ended June 30,			Six months ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$83,798	$112,519	(25.5)%	$153,698	$223,846	(31.3)%
Realized losses on settlement of fuel derivative contracts	8,799	16,553	(46.8)%	27,824	31,144	(10.7)%
Economic fuel expense	$92,597	$129,072	(28.3)%	$181,522	$254,990	(28.8)%
Fuel gallons consumed	59,697	57,998	2.9%	117,553	114,996	2.2%
Economic fuel costs per gallon	$1.55	$2.23	(30.5)%	$1.54	$2.22	(30.6)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $11.9 million, or 9.6%, and $25.5 million, or 10.5%, for the three and six months ended June 30, 2016, respectively, as compared to the prior year periods. The increase is due to a 3.8% and 6.7% increase in the number of employees, labor agreements executed earlier in the year, and increased profit-sharing expense resulting from our improved financial performance as compared to the prior year periods.

Purchased services

Purchased services increased by $4.7 million or 23.7%, and $6.2 million, or 15.1%, for the three and six months ended June 30, 2016, respectively, as compared to prior year periods. The increase is primarily due to an increase of $2.3 million and $3.9 million for outsourced services for the three and six months ended June 30, 2016, respectively.

Other operating expense

Other expenses increased by $5.7 million or 21.1%, and $9.5 million, or 17.9%, for the three and six months ended June 30, 2016, respectively, as compared to prior year periods. The increase is primarily due to an increase in third-party vendor services received as compared to prior year periods.

Nonoperating Income

Net nonoperating income increased by $21.9 million, or 180.4%, for the three months ended June 30, 2016, as compared to the prior year period. The increase was primarily due to an increase of fuel derivative gains of $19.1 million, an increase in the loss on extinguishment of debt of $6.4 million, and a $4.8 million decrease in interest expense and amortization of debt discounts and issuance costs due to the early retirement of debt.

Net nonoperating income increased by $42.3 million, or 102.4%, for the six months ended June 30, 2016, as compared to the prior year period, primarily due to a $22.7 million gain from fuel derivatives and a $9.3 million decrease in interest expense and amortization of debt discounts and issuance costs due to the early retirement of debt.

Income Taxes

We had effective tax rates of 38.1% and 38.4% for the three and six months ended June 30, 2016 and 2015, respectively. We consider a variety of factors in determining our effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of June 30, 2016, we had $355.5 million in cash and cash equivalents and $266.3 million in short-term investments, an increase of $61.8 million from December 31, 2015.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At June 30, 2016, we had approximately $586.0 million of debt and capital lease obligations, including approximately $58.4 million classified as a current liability in the unaudited Consolidated Balance Sheets.

We also have access to a secured revolving credit and letter of credit facility in an amount of up to $175 million, maturing in November 2017. As of June 30, 2016, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $285.5 million and $297.5 million for the six months ended June 30, 2016 and 2015, respectively.

Net cash used in investing activities was $26.0 million for the six months ended June 30, 2016 due to purchases of property and equipment, pre-delivery deposits we made for future aircraft deliveries, offset by proceeds from purchase assignment and leaseback transactions.

Net cash used in financing activities was $185.5 million for the six months ended June 30, 2016 primarily due to the repayment of long-term debt and capital lease obligations.

Capital Commitments

As of June 30, 2016, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	2	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed expenditures for these aircraft, engines and related flight equipment approximates $61 million for the remainder of 2016, $235 million in 2017, $400 million in 2018, $485 million in 2019, $231 million in 2020 and $209 million thereafter.

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

Stock Repurchase Program

In April 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending on April 24, 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We spent $7.6 million and $10.1 million to repurchase approximately 209 thousand shares and 281 thousand shares of our common stock in open market transactions during the three and six months ended June 30, 2016, respectively. As of June 30, 2016, we had $49.8 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of June 30, 2016 and December 31, 2015.

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

Pension and Postemployment Benefit Plan Funding

We contributed $11.0 million and $11.3 million to our defined benefit and other postretirement plans during the three and six months ended June 30, 2016, including $5.7 million above the minimum funding requirements. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2016 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2016	2017 - 2018	2019 - 2020	2021 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$749,517	$45,931	$176,079	$152,381	$375,126
Operating leases—aircraft and related equipment (2)	781,220	60,688	231,703	208,509	280,320
Operating leases—non-aircraft	42,884	2,654	9,351	8,521	22,358
Purchase commitments - Capital (3)	1,621,340	60,610	635,361	716,432	208,937
Purchase commitments - Operating (4)	582,652	39,466	141,538	114,148	287,500
Projected employee benefit contributions (5)	38,100	—	38,100	—	—
Total contractual obligations	$3,815,713	$209,349	$1,232,132	$1,199,991	$1,174,241

(1)
Amounts represent contractual amounts due, including interest. Interest on variable-rate debt was estimated using rates in effect as of June 30, 2016. Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft, one A330 flight simulator and aircraft and IT related equipment.

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

(5)
Amount includes our estimated minimum contributions to our pension plans (based on actuarially determined estimates) and our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2018.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. Excluding the impact of these derivative adjustments allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•	Loss on extinguishment of debt is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
GAAP net income	$79,570	$1.48	$48,834	$0.79	$131,036	$2.43	$74,717	$1.18
Changes in fair value of derivative contracts	(29,886)	(0.55)	(18,579)	(0.30)	(46,846)	(0.87)	(27,483)	(0.43)
Loss on extinguishment of debt	6,643	0.12	287	—	9,993	0.19	7,242	0.11
Tax effect of adjustments	8,832	$0.16	6,951	$0.12	14,004	$0.26	7,730	$0.12
Adjusted net income	$65,159	$1.21	$37,493	$0.61	$108,187	$2.01	$62,206	$0.98

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM - excluding aircraft fuel, are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$475,720	$479,879	$935,032	$948,995
Less: aircraft fuel, including taxes and delivery	(83,798)	(112,519)	(153,698)	(223,846)
Adjusted operating expenses - excluding aircraft fuel	$391,922	$367,360	$781,334	$725,149
Available Seat Miles	4,551,094	4,441,648	8,919,188	8,671,330
CASM - GAAP	10.45 ¢	10.80 ¢	10.48 ¢	10.94 ¢
Less: aircraft fuel	(1.84)	(2.53)	(1.72)	(2.58)
CASM - excluding aircraft fuel	8.61 ¢	8.27 ¢	8.76 ¢	8.36 ¢

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e. aircraft fuel prices), interest rate risk and foreign currency risk. We have market-sensitive instruments in the form of financial derivatives used to offset Hawaiian’s exposure to aircraft fuel price increases and financial hedge instruments used to hedge Hawaiian’s exposure to foreign currency exchange risk. The adverse effects of potential changes in these market risks are discussed below.

The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 18% and 16% of our operating expenses for the three and six months ended June 30, 2016, respectively, and 23% and 24% for the three and six months ended June 30, 2015. Approximately 69% of our fuel was based on Singapore jet fuel prices and 31% was based on U.S. West Coast jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2016, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.3 million, excluding the impact of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and six months ended June 30, 2016, our fuel hedge program primarily consisted of heating oil swaps and crude oil call options. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of June 30, 2016, we hedged approximately 40% of our projected fuel requirements for the remainder of 2016 with heating oil swaps and crude oil call options. As of June 30, 2016, the fair value of these fuel derivative agreements reflected a net asset of $8.8 million recorded in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of June 30, 2016, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2016, we had $600.9 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $11.3 million as of June 30, 2016.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2016 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $11.8 million and $4.7 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of June 30, 2016, the fair value of our foreign currency forwards reflected a net liability of $12.4 million and $5.3 million recorded in other accrued liabilities and other liabilities and deferred credits, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2016:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
April 1, 2016 - April 30, 2016	—	$—	—
May 1, 2016 - May 31, 2016	—
June 1, 2016 - June 30, 2016	208,660	36.47	208,660
Total	208,660		208,660	$49.8

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

3.2	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 24, 2016).*

10.1	Hawaiian Holdings, Inc. 2016 Management Incentive Plan (filed as the same numbered exhibit to the Form 8-K filed by Hawaiian Holdings, Inc. on May 24, 2016).*

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2016 and years ended December 31, 2015, 2014, 2013, 2012 and 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed; incorporation herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 22, 2016	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)