Form 10-Q
period 2016-09-30
HAWAIIAN HOLDINGS INC
filed 2016-10-20
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or
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

As of October 14, 2016, 53,426,475 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Operating Revenue:
Passenger	$591,496	$556,929	$1,592,095	$1,525,461
Other	80,341	74,809	225,512	217,852
Total	671,837	631,738	1,817,607	1,743,313
Operating Expenses:
Wages and benefits	141,410	125,884	410,936	369,875
Aircraft fuel, including taxes and delivery	94,818	105,483	248,516	329,329
Maintenance, materials and repairs	51,812	56,196	166,901	168,512
Aircraft and passenger servicing	33,971	30,284	93,245	87,948
Aircraft rent	32,891	29,544	92,345	86,732
Commissions and other selling	29,480	30,305	93,936	91,217
Other rentals and landing fees	28,926	24,728	78,338	70,807
Depreciation and amortization	27,495	26,061	81,629	78,777
Purchased services	25,614	19,458	72,889	60,540
Other	31,565	29,118	94,279	82,319
Total	497,982	477,061	1,433,014	1,426,056
Operating Income	173,855	154,677	384,593	317,257
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(8,539)	(13,506)	(28,453)	(42,742)
Gains (losses) on fuel derivatives	(3,601)	(25,009)	15,421	(28,670)
Interest income	1,113	691	3,044	2,052
Capitalized interest	719	698	1,407	2,966
Loss on extinguishment of debt	—	(54)	(9,993)	(7,296)
Other, net	612	(4,515)	9,884	(9,325)
Total	(9,696)	(41,695)	(8,690)	(83,015)
Income Before Income Taxes	164,159	112,982	375,903	234,242
Income tax expense	61,705	42,953	142,413	89,496
Net Income	$102,454	$70,029	$233,490	$144,746
Net Income Per Share
Basic	$1.92	$1.30	$4.37	$2.67
Diluted	$1.91	$1.15	$4.35	$2.32

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2016	2015
	(unaudited)
Net Income	$102,454	$70,029
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $714 and $1,117 for 2016 and 2015, respectively	1,293	1,894
Net change in derivative instruments, net of tax benefit of $1,141 and $1,628 for 2016 and 2015, respectively	(1,858)	(2,681)
Net change in available-for-sale investments, net of tax benefit of $150 and tax expense of $35 for 2016 and 2015, respectively	(246)	59
Total other comprehensive loss	(811)	(728)
Total Comprehensive Income	$101,643	$69,301

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Net Income	$233,490	$144,746
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $2,028 and $3,163 for 2016 and 2015, respectively	3,448	5,251
Net change in derivative instruments, net of tax benefit of $10,457 and $3,014 for 2016 and 2015, respectively	(17,166)	(4,958)
Net change in available-for-sale investments, net of tax expense of $266 and $145 for 2016 and 2015, respectively	437	239
Total other comprehensive income (loss)	(13,281)	532
Total Comprehensive Income	$220,209	$145,278

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$405,713	$281,502
Restricted cash	5,000	5,000
Short-term investments	287,995	278,545
Accounts receivable, net	85,388	81,723
Spare parts and supplies, net	18,238	19,164
Prepaid expenses and other	57,918	75,050
Total	860,252	740,984
Property and equipment, less accumulated depreciation and amortization of $494,121 and $432,510 as of September 30, 2016 and December 31, 2015, respectively	1,581,027	1,552,742
Other Assets:
Long-term prepayments and other	67,468	70,873
Intangible assets, less accumulated amortization of $30,222 and $28,400 as of September 30, 2016 and December 31, 2015, respectively	18,726	18,660
Goodwill	106,663	106,663
Total Assets	$2,634,136	$2,489,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107,456	$101,310
Air traffic liability	515,388	430,766
Other accrued liabilities	150,848	160,258
Current maturities of long-term debt and capital lease obligations	58,349	74,441
Total	832,041	766,775
Long-Term Debt and Capital Lease Obligations	506,328	677,915
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	363,732	372,700
Other liabilities and deferred credits	100,674	89,845
Deferred tax liability, net	165,677	136,625
Total	630,083	599,170
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value per share, 53,426,475 and 53,401,439 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	534	534
Capital in excess of par value	123,504	124,091
Accumulated income	654,204	420,714
Accumulated other comprehensive loss, net	(112,558)	(99,277)
Total	665,684	446,062
Total Liabilities and Shareholders’ Equity	$2,634,136	$2,489,922

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Net cash provided by Operating Activities	$417,307	$389,472
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(104,250)	(105,329)
Proceeds from purchase assignment and leaseback transactions	31,851	86,033
Proceeds from disposition of equipment	—	3,606
Purchases of investments	(217,964)	(178,177)
Sales of investments	208,075	170,904
Net cash used in investing activities	(82,288)	(22,963)
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(205,532)	(74,719)
Repurchases and redemptions of convertible notes	(1,426)	(171,598)
Repurchases of common stock	(13,763)	(37,622)
Excess tax benefit from equity awards	17,615	—
Other	(7,702)	(1,483)
Net cash used in financing activities	(210,808)	(285,422)
Net increase in cash and cash equivalents	124,211	81,087
Cash and cash equivalents - Beginning of Period	281,502	264,087
Cash and cash equivalents - End of Period	$405,713	$345,174

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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption. Organizations are permitted to adopt the new revenue standard early, but not before December 15, 2016.
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

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2016	2015	2016	2015
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$1,842	$(5,003)	$(1,679)	$(13,415)	Passenger revenue
Interest rate derivative losses, net	—	170	944	536	Interest expense
Total before tax	1,842	(4,833)	(735)	(12,879)
Tax expense (benefit)	(701)	1,826	272	4,866
Total, net of tax	$1,141	$(3,007)	$(463)	$(8,013)
Amortization of defined benefit plan items
Actuarial loss	$1,950	$2,955	$5,780	$8,315	Wages and benefits
Prior service cost	57	57	171	171	Wages and benefits
Total before tax	2,007	3,012	5,951	8,486
Tax benefit	(714)	(1,118)	(2,207)	(3,194)
Total, net of tax	$1,293	$1,894	$3,744	$5,292
Short-term investments
Realized gain on sales of investments, net	$(129)	$(1)	$(189)	$(36)	Other nonoperating income
Total before tax	(129)	(1)	(189)	(36)
Tax expense	49	—	69	7
Total, net of tax	(80)	$(1)	$(120)	$(29)
Total reclassifications for the period	$2,354	$(1,114)	$3,161	$(2,750)

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2016 and 2015 is as follows:

Three months ended September 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$(10,348)	$(101,710)	$311	$(111,747)
Other comprehensive loss before reclassifications, net of tax	—	(2,999)	—	(166)	(3,165)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1,141	1,293	(80)	2,354
Net current-period other comprehensive income (loss)	—	(1,858)	1,293	(246)	(811)
Ending balance	$—	$(12,206)	$(100,417)	$65	$(112,558)

Three months ended September 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$262	$10,423	$(132,163)	$(74)	$(121,552)
Other comprehensive income (loss) before reclassifications, net of tax	(641)	967	—	60	386
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	104	(3,111)	1,894	(1)	(1,114)
Net current-period other comprehensive income (loss)	(537)	(2,144)	1,894	59	(728)
Ending balance	$(275)	$8,279	$(130,269)	$(15)	$(122,280)

Nine months ended September 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	(16,035)	(296)	557	(16,442)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	587	(1,050)	3,744	(120)	3,161
Net current-period other comprehensive income (loss)	(81)	(17,085)	3,448	437	(13,281)
Ending balance	$—	$(12,206)	$(100,417)	$65	$(112,558)

Nine months ended September 30, 2015	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income (loss) before reclassifications, net of tax	(857)	3,912	(41)	268	3,282
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	328	(8,341)	5,292	(29)	(2,750)
Net current-period other comprehensive income (loss)	(529)	(4,429)	5,251	239	532
Ending balance	$(275)	$8,279	$(130,269)	$(15)	$(122,280)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2016 and 2015, anti-dilutive shares excluded from the calculation of diluted earnings per share were nil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except for per share data)
Numerator:
Net Income	$102,454	$70,029	$233,490	$144,746
Denominator:
Weighted average common stock shares outstanding - Basic	53,427	53,731	53,488	54,266
Assumed exercise of stock options and awards	161	396	219	458
Assumed conversion of convertible note premium	—	350	8	1,618
Assumed conversion of warrants	—	6,351	—	6,139
Weighted average common stock shares outstanding - Diluted	53,588	60,828	53,715	62,481
Net Income Per Share
Basic	$1.92	$1.30	$4.37	$2.67
Diluted	$1.91	$1.15	$4.35	$2.32

Stock Repurchase Program

In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company spent $3.7 million and $13.8 million to repurchase approximately 98 thousand shares and 379 thousand shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the Company has $46.1 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

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

The following is a summary of short-term investments held as of September 30, 2016 and December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016	(in thousands)
Corporate debt	$173,122	$247	$(93)	$173,276
U.S. government and agency debt	63,996	76	(18)	64,054
Municipal bonds	21,198	—	(66)	21,132
Other fixed income securities	29,534	1	(2)	29,533
Total short-term investments	$287,850	$324	$(179)	$287,995

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015	(in thousands)
Corporate debt	$167,066	$13	$(481)	$166,598
U.S. government and agency debt	62,376	9	(123)	62,262
Municipal bonds	22,865	3	(12)	22,856
Other fixed income securities	26,835	—	(6)	26,829
Total short-term investments	$279,142	$25	$(622)	$278,545

Contractual maturities of short-term investments as of September 30, 2016 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$58,812	$114,464	$173,276
U.S. government and agency debt	35,815	28,240	64,055
Municipal bonds	8,859	12,273	21,132
Other fixed income securities	28,032	1,500	29,532
Total short-term investments	$131,518	$156,477	$287,995

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$17,296	$4,404	$12,892	$—
Cash equivalents measured at net asset value	166,780	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	287,995	—	287,995	—
Fuel derivative contracts:
Crude oil call options	4,072	—	4,072	—
Heating oil swaps	7,321	—	7,321	—
Foreign currency derivatives	88	—	88	—
Total assets measured at fair value	$488,552	$9,404	$312,368	$—
Fuel derivative contracts:
Heating oil swaps	$712	$—	$712	$—
Foreign currency derivatives	18,757	—	18,757	—
Total liabilities measured at fair value	$19,469	$—	$19,469	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$5,665	$1,648	$4,017	$—
Cash equivalents measured at net asset value	61,577	—	—	—
Restricted cash	5,000	5,000	—	—
Short-term investments	278,545	—	278,545	—
Fuel derivative contracts:
Heating oil put options	1,060	—	1,060	—
Foreign currency derivatives	6,550	—	6,550	—
Total assets measured at fair value	$358,397	$6,648	$290,172	$—
Fuel derivative contracts:
Heating oil swaps	$40,530	$—	$40,530	$—
Foreign currency derivatives	1,049	—	1,049	—
Interest rate derivatives	312	—	312	—
Total liabilities measured at fair value	$41,891	$—	$41,891	$—

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

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil swaps and crude oil call options which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, and measures of volatility among others.

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

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
September 30, 2016					December 31, 2015
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$487,209	$490,382	$—	$—	$490,382	$677,203	$665,507	$—	$283	$665,224

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar instruments.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

7.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2016, the Company primarily used heating oil swaps and crude oil call options to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2016	2015	2016	2015
	(in thousands)
Losses realized at settlement	$(2,525)	$(13,777)	$(30,349)	$(44,921)
Reversal of prior period unrealized amounts	(7,115)	9,953	33,577	38,293
Unrealized gains (losses) that will settle in future periods	6,039	(21,185)	12,193	(22,042)
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$(3,601)	$(25,009)	$15,421	$(28,670)

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net loss of approximately $14.0 million into earnings over the next 12 months from AOCI based on the values at September 30, 2016.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Other accrued liabilities	15,789,800 Japanese Yen 41,423 Australian Dollars	September 2017	60	(14,548)	(14,488)
	Other liabilities and deferred credits	4,376,750 Japanese Yen 7,552 Australian Dollars	September 2018	14	(3,973)	(3,959)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	561,300 Japanese Yen 5,437 Australian Dollars	March 2017	14	(236)	(222)
Fuel derivative contracts	Prepaid expenses and other	36,419 gallons	September 2017	11,393	(712)	10,681

Derivative position as of December 31, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$51,000 U.S. dollars	April 2023	$—	$(70)	$(70)
	Other liabilities and deferred credits (1)			—	(242)	(242)
Foreign currency derivatives	Prepaid expenses and other	7,594,750 Japanese Yen 44,917 Australian Dollars	December 2016	6,461	(525)	5,936
	Other liabilities and deferred credits	5,437,400 Japanese Yen 8,730 Australian Dollars	December 2017	78	(493)	(415)
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	2,762,000 Japanese Yen 3,303 Australian Dollars	August 2016	11	—	11
	Other liabilities and deferred credits	2,845 Australian Dollars	March 2017	—	(31)	(31)
Fuel derivative contracts	Other accrued liabilities	84,067 gallons	December 2016	1,060	(40,530)	(39,470)

(1) Represents the noncurrent portion of the $51.0 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Foreign currency derivatives	$4,841	$(1,558)	$1,842	$(5,003)	$—	$—
Interest rate derivatives	—	840	—	170	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015
	(in thousands)
Foreign currency derivatives	$24,996	$(6,295)	$(1,679)	$(13,415)	$—	$—
Interest rate derivatives	923	778	1,383	536	—	—

Risk and Collateral

Financial derivative instruments expose the Company to possible credit loss in the event the counterparties fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) regularly monitors the market position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments as cash collateral would be provided by the counterparties based on the current market exposure of the derivative.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2016 and December 31, 2015.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of September 30, 2016, the expected maturities of long-term debt for the remainder of 2016 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2016	$5,336
2017	48,801
2018	48,244
2019	72,927
2020	21,413
Thereafter	290,488
$487,209

Debt Extinguishment

The Company extinguished $140.5 million of its existing debt under a secured financial agreement for the nine months ended September 30, 2016, which was originally scheduled to mature in 2023. This debt extinguishment resulted in a loss of $10.0 million for the nine months ended September 30, 2016, which was reflected in nonoperating income (expense) in the unaudited Consolidated Statement of Operations.
9.  Leases

The Company leases aircraft, engines, and other assets under long-term lease arrangements. Other leased assets include real property, airport and terminal facilities, maintenance facilities, and general offices. Certain leases include escalation clauses and renewal options. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease.
As of September 30, 2016, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining in 2016	$30,344	$1,308
2017	117,226	4,856
2018	114,477	4,787
2019	114,332	4,494
2020	94,177	4,319
Thereafter	280,320	27,949
	$750,876	$47,713
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2016	2015	2016	2015
	(in thousands)
Service cost	$3,438	$4,006	$10,864	$12,456
Interest cost	7,518	7,454	22,682	22,232
Expected return on plan assets	(4,472)	(4,702)	(13,416)	(14,134)
Recognized net actuarial loss	2,008	3,012	5,952	8,486
Net periodic benefit cost	$8,492	$9,770	$26,082	$29,040

The Company contributed $15.6 million and $26.9 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2016, respectively, including $21.2 million above the minimum funding requirements. The Company contributed $3.2 million and $16.7 million to its defined benefit and other postretirement plans during the three and nine months ended September 30, 2015, respectively.

11. Commitments and Contingent Liabilities

Commitments

As of September 30, 2016, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	2	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for IT, accounting services, and a capacity purchase agreement through 2024.

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed financings for those deliveries as of September 30, 2016 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2016	$44,490	$20,421	$64,911
2017	232,744	77,009	309,753
2018	396,342	64,529	460,871
2019	481,376	57,025	538,401
2020	232,736	57,122	289,858
Thereafter	214,789	287,500	502,289
	$1,602,477	$563,606	$2,166,083

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $5.0 million at September 30, 2016 and December 31, 2015.

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

12. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine months ended September 30,
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

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$670,115	$1,800	$(78)	$671,837
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	94,818	—	—	94,818
Wages and benefits	—	141,410	—	—	141,410
Aircraft rent	—	32,891	—	—	32,891
Maintenance materials and repairs	—	51,354	458	—	51,812
Aircraft and passenger servicing	—	33,971	—	—	33,971
Commissions and other selling	—	29,494	15	(29)	29,480
Depreciation and amortization	—	26,496	999	—	27,495
Other rentals and landing fees	—	28,926	—	—	28,926
Purchased services	34	25,404	191	(15)	25,614
Other	1,348	29,807	444	(34)	31,565
Total	1,382	494,571	2,107	(78)	497,982
Operating Income (Loss)	(1,382)	175,544	(307)	—	173,855
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	103,211	—	—	(103,211)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,539)	—	—	(8,539)
Interest income	71	1,042	—	—	1,113
Capitalized interest	—	719	—	—	719
Losses on fuel derivatives	—	(3,601)	—	—	(3,601)
Loss on extinguishment of debt	—	—	—	—	—
Other, net	—	612	—	—	612
Total	103,282	(9,767)	—	(103,211)	(9,696)
Income (Loss) Before Income Taxes	101,900	165,777	(307)	(103,211)	164,159
Income tax expense (benefit)	(554)	62,259	—	—	61,705
Net Income (Loss)	$102,454	$103,518	$(307)	$(103,211)	$102,454
Comprehensive Income (Loss)	$101,643	$102,707	$(307)	$(102,400)	$101,643

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$630,657	$1,162	$(81)	$631,738
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	105,483	—	—	105,483
Wages and benefits	—	125,884	—	—	125,884
Aircraft rent	—	29,544	—	—	29,544
Maintenance materials and repairs	—	56,021	175	—	56,196
Aircraft and passenger servicing	—	30,284	—	—	30,284
Commissions and other selling	1	30,314	15	(25)	30,305
Depreciation and amortization	—	25,307	754	—	26,061
Other rentals and landing fees	—	24,728	—	—	24,728
Purchased services	32	19,417	25	(16)	19,458
Other	1,478	27,457	223	(40)	29,118
Total	1,511	474,439	1,192	(81)	477,061
Operating Income (Loss)	(1,511)	156,218	(30)	—	154,677
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	71,067	—	—	(71,067)	—
Interest expense and amortization of debt discounts and issuance costs	(100)	(13,406)	—	—	(13,506)
Interest income	53	638	—	—	691
Capitalized interest	—	698	—	—	698
Losses on fuel derivatives	—	(25,009)	—	—	(25,009)
Loss on extinguishment of debt	(54)	—	—	—	(54)
Other, net	—	(4,515)	—	—	(4,515)
Total	70,966	(41,594)	—	(71,067)	(41,695)
Income (Loss) Before Income Taxes	69,455	114,624	(30)	(71,067)	112,982
Income tax expense (benefit)	(574)	43,527	—	—	42,953
Net Income (Loss)	$70,029	$71,097	$(30)	$(71,067)	$70,029
Comprehensive Income (Loss)	$69,301	$70,369	$(30)	$(70,339)	$69,301

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,813,410	$4,478	$(281)	$1,817,607
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	248,516	—		248,516
Wages and benefits	—	410,936	—		410,936
Aircraft rent	—	92,345	—		92,345
Maintenance materials and repairs	—	164,395	2,506		166,901
Aircraft and passenger servicing	—	93,245	—		93,245
Commissions and other selling	1	93,983	52	(100)	93,936
Depreciation and amortization	—	79,136	2,493		81,629
Other rentals and landing fees	—	78,338	—		78,338
Purchased services	121	72,363	450	(45)	72,889
Other	4,135	89,381	899	(136)	94,279
Total	4,257	1,422,638	6,400	(281)	1,433,014
Operating Income (Loss)	(4,257)	390,772	(1,922)	—	384,593
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	235,353	—	—	(235,353)	—
Interest expense and amortization of debt discounts and issuance costs	117	(28,570)	—		(28,453)
Interest income	195	2,849	—		3,044
Capitalized interest	—	1,407	—		1,407
Gains on fuel derivatives	—	15,421	—		15,421
Loss on extinguishment of debt	—	(9,993)	—		(9,993)
Other, net	—	9,884	—		9,884
Total	235,665	(9,002)	—	(235,353)	(8,690)
Income (Loss) Before Income Taxes	231,408	381,770	(1,922)	(235,353)	375,903
Income tax expense (benefit)	(2,082)	144,495	—	—	142,413
Net Income (Loss)	$233,490	$237,275	$(1,922)	$(235,353)	$233,490
Comprehensive Income (Loss)	$220,209	$223,994	$(1,922)	$(222,072)	$220,209

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,740,118	$3,503	$(308)	$1,743,313
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	329,329	—	—	329,329
Wages and benefits	—	369,875	—	—	369,875
Aircraft rent	—	86,732	—	—	86,732
Maintenance materials and repairs	—	167,489	1,023	—	168,512
Aircraft and passenger servicing	—	87,948	—	—	87,948
Commissions and other selling	5	91,260	46	(94)	91,217
Depreciation and amortization	—	76,529	2,248	—	78,777
Other rentals and landing fees	—	70,807	—	—	70,807
Purchased services	920	59,599	68	(47)	60,540
Other	3,827	78,018	641	(167)	82,319
Total	4,752	1,417,586	4,026	(308)	1,426,056
Operating Income (Loss)	(4,752)	322,532	(523)	—	317,257
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	153,389	—	—	(153,389)	—
Interest expense and amortization of debt discounts and issuance costs	(1,692)	(41,050)	—	—	(42,742)
Interest income	162	1,890	—	—	2,052
Capitalized interest	—	2,966	—	—	2,966
Losses on fuel derivatives	—	(28,670)	—	—	(28,670)
Loss on extinguishment of debt	(7,296)	—	—	—	(7,296)
Other, net	—	(9,325)	—	—	(9,325)
Total	144,563	(74,189)	—	(153,389)	(83,015)
Income (Loss) Before Income Taxes	139,811	248,343	(523)	(153,389)	234,242
Income tax expense (benefit)	(4,935)	94,431	—	—	89,496
Net Income (Loss)	$144,746	$153,912	$(523)	$(153,389)	$144,746
Comprehensive Income (Loss)	$145,278	$154,444	$(523)	$(153,921)	$145,278

Condensed Consolidating Balance Sheets
September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,381	$330,326	$8,006	$—	$405,713
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	287,995	—		287,995
Accounts receivable, net	61	84,980	528	(181)	85,388
Spare parts and supplies, net	—	18,238	—	—	18,238
Prepaid expenses and other	84	57,688	146	—	57,918
Total	67,526	784,227	8,680	(181)	860,252
Property and equipment at cost	—	2,006,345	68,803	—	2,075,148
Less accumulated depreciation and amortization	—	(486,588)	(7,533)	—	(494,121)
Property and equipment, net	—	1,519,757	61,270	—	1,581,027
Long-term prepayments and other	—	67,468	—	—	67,468
Deferred tax assets, net	28,141	—	—	(28,141)	—
Goodwill and other intangible assets, net	—	123,655	1,734	—	125,389
Intercompany receivable	—	277,511	—	(277,511)	—
Investment in consolidated subsidiaries	840,109	—	—	(840,109)	—
TOTAL ASSETS	$935,776	$2,772,618	$71,684	$(1,145,942)	$2,634,136
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$106,520	$641	$(181)	$107,456
Air traffic liability	—	512,271	3,117	—	515,388
Other accrued liabilities	2,974	147,598	276	—	150,848
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,349	—	—	58,349
Total	3,450	824,738	4,034	(181)	832,041
Long-term debt and capital lease obligations	—	506,328	—	—	506,328
Intercompany payable	266,478	—	11,033	(277,511)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	363,732	—	—	363,732
Other liabilities and deferred credits	164	99,680	830		100,674
Deferred tax liabilities, net	—	193,818	—	(28,141)	165,677
Total	164	657,230	830	(28,141)	630,083
Shareholders’ equity	665,684	784,322	55,787	(840,109)	665,684
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$935,776	$2,772,618	$71,684	$(1,145,942)	$2,634,136

Condensed Consolidating Balance Sheets
December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,420	$203,406	$8,676	$—	$281,502
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	278,545	—	—	278,545
Accounts receivable, net	61	81,248	625	(211)	81,723
Spare parts and supplies, net	—	19,164	—	—	19,164
Prepaid expenses and other	7	74,948	95	—	75,050
Total	69,488	662,311	9,396	(211)	740,984
Property and equipment at cost	—	1,927,126	58,126	—	1,985,252
Less accumulated depreciation and amortization	—	(427,315)	(5,195)	—	(432,510)
Property and equipment, net	—	1,499,811	52,931	—	1,552,742
Long-term prepayments and other	—	70,373	500	—	70,873
Deferred tax assets, net	26,059	—	—	(26,059)	—
Goodwill and other intangible assets, net	—	125,323	—	—	125,323
Intercompany receivable	—	242,248	—	(242,248)	—
Investment in consolidated subsidiaries	596,570	—	—	(596,570)	—
TOTAL ASSETS	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755	$100,007	$759	$(211)	$101,310
Air traffic liability	—	427,302	3,464	—	430,766
Other accrued liabilities	530	159,583	145	—	160,258
Current maturities of long-term debt, less discount, and capital lease obligations	288	74,153	—	—	74,441
Total	1,573	761,045	4,368	(211)	766,775
Long-term debt and capital lease obligations	—	677,915	—	—	677,915
Intercompany payable	242,248	—	—	(242,248)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	372,700	—	—	372,700
Other liabilities and deferred credits	2,234	86,861	750	—	89,845
Deferred tax liabilities, net	—	162,684	—	(26,059)	136,625
Total	2,234	622,245	750	(26,059)	599,170
Shareholders’ equity	446,062	538,861	57,709	(596,570)	446,062
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,036)	$420,981	$362		$417,307
Cash Flows From Investing Activities:
Net payments to affiliates	—	(27,796)	—	27,796	—
Additions to property and equipment, including pre-delivery deposits	—	(92,185)	(12,065)		(104,250)
Proceeds from purchase assignment and leaseback transaction		31,851			31,851
Proceeds from disposition of property and equipment	—	—	—		—
Purchases of investments	—	(217,964)			(217,964)
Sales of investments	—	208,075			208,075
Net cash used in investing activities	—	(98,019)	(12,065)	27,796	(82,288)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(205,532)			(205,532)
Repurchases and redemptions of convertible notes	(1,426)	—	—	—	(1,426)
Net payments from affiliates	16,763		11,033	(27,796)	—
Repurchases of common stock	(13,763)	—	—	—	(13,763)
Excess tax benefit from equity awards	—	17,615	—	—	17,615
Other	423	(8,125)	—		(7,702)
Net cash provided by (used in) financing activities	1,997	(196,042)	11,033	(27,796)	(210,808)
Net increase (decrease) in cash and cash equivalents	(2,039)	126,920	(670)	—	124,211
Cash and cash equivalents - Beginning of Period	69,420	203,406	8,676	—	281,502
Cash and cash equivalents - End of Period	$67,381	$330,326	$8,006	$—	$405,713

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,461)	$391,577	$1,356	$—	$389,472
Cash Flows From Investing Activities:
Net payments to affiliates	(25,000)	(223,411)	—	248,411	—
Additions to property and equipment, including pre-delivery deposits	—	(81,888)	(23,441)	—	(105,329)
Proceeds from purchase assignment and leaseback transaction	—	86,033	—	—	86,033
Net proceeds from disposition of property and equipment	—	3,551	55	—	3,606
Purchases of investments	—	(178,177)	—	—	(178,177)
Sales of investments	—	170,904	—	—	170,904
Net cash used in investing activities	(25,000)	(222,988)	(23,386)	248,411	(22,963)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(74,719)	—	—	(74,719)
Repurchase of convertible notes	(171,598)	—	—	—	(171,598)
Net payments from affiliates	223,411	—	25,000	(248,411)	—
Repurchases of Common Stock	(37,622)	—	—	—	(37,622)
Other	687	(2,170)	—	—	(1,483)
Net cash provided by (used in) financing activities	14,878	(76,889)	25,000	(248,411)	(285,422)
Net increase (decrease) in cash and cash equivalents	(13,583)	91,700	2,970	—	81,087
Cash and cash equivalents - Beginning of Period	79,532	179,676	4,879	—	264,087
Cash and cash equivalents - End of Period	$65,949	$271,376	$7,849	$—	$345,174

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation, statements regarding: our expectations regarding our financial performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the fourth quarter of 2016; our expected fleet as of September 30, 2017; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; our hedging program; the availability of financing; changes in our fleet plan and related cash outlays; expected delivery of new aircraft; the effects of any litigation on our operations or business; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes and collectively with the Neighbor Island routes, referred to as our “Domestic” routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the ninth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of June 2016, the latest available data.

As of September 30, 2016, Hawaiian had 6,074 active employees.

General information about us is available at https://www.hawaiianairlines.com. Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to the Securities and Exchange Commission.

Financial Highlights

•	GAAP net income in the third quarter of $102.5 million or $1.91 per diluted share.

•	Adjusted net income in the third quarter of $103.1 million or $1.92 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $694 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial performance to improve in the fourth quarter compared to the same prior year period due to improved revenue performance offset by higher costs as we no longer expect to receive savings from lower fuel cost prices compared to the same prior year period. We expect available seat miles during the quarter ending December 31, 2016 to increase by 3% to 5% from the same prior year period, while we expect operating revenue per available seat mile to increase by 0.5% to up 3.5% from the same prior year period.  We expect operating cost per available seat mile, excluding fuel, for the quarter ending December 31, 2016 to increase by 2.8% to 6.4% from the same prior year period, due to the labor agreements executed earlier in the year and an increase in purchased services.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2015 and 2016, and expected fleet as of September 30, 2017 (based on existing agreements):

	September 30, 2015			September 30, 2016			September 30, 2017
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	9	12	21	11	12	23	11	12	23
767-300	5	4	9	4	4	8	4	4	8
717-200	3	15	18	3	15	18	5	15	20
ATR turboprop (1)	—	6	6	—	6	6	—	6	6
A321-200	—	—	—	—	—	—	—	3	3
Total	17	37	54	18	37	55	20	40	60

(1)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

Results of Operations

For the three months ended September 30, 2016, we generated net income of $102.5 million, or $1.91 per diluted share, compared to net income of $70.0 million, or $1.15 per diluted share, for the same period in 2015. For the nine months ended September 30, 2016, we generated net income of $233.5 million, or $4.35 per diluted share, compared to net income of $144.7 million, or $2.32 per diluted share, for the same period in 2015.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,916		2,830		8,317		8,010
Revenue passenger miles (RPM)	4,166,487		3,882,903		11,554,522		10,816,530
Available seat miles (ASM)	4,887,608		4,660,211		13,805,563		13,326,602
Passenger revenue per RPM (Yield)	14.20	¢	14.34	¢	13.78	¢	14.10	¢
Passenger load factor (RPM/ASM)	85.2%		83.3%		83.7%		81.2%
Passenger revenue per ASM (PRASM)	12.10	¢	11.95	¢	11.53	¢	11.45	¢
Total Operations (a) :
Revenue passengers flown	2,918		2,833		8,321		8,014
RPM	4,170,671		3,884,851		11,559,795		10,822,970
ASM	4,894,768		4,663,198		13,813,955		13,334,528
Operating revenue per ASM (RASM)	13.73	¢	13.55	¢	13.16	¢	13.07	¢
Operating cost per ASM (CASM)	10.17	¢	10.23	¢	10.37	¢	10.69	¢
CASM excluding aircraft fuel (b)	8.23	¢	7.97	¢	8.57	¢	8.22	¢
Aircraft fuel expense per ASM (c)	1.94	¢	2.26	¢	1.80	¢	2.47	¢
Revenue block hours operated	47,534		45,404		134,627		131,057
Gallons of aircraft fuel consumed	64,918		61,179		182,471		176,175
Average cost per gallon of aircraft fuel (actual) (c)	$1.46		$1.72		$1.36		$1.87

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2016, operating revenue increased by $40.1 million or 6.3% and $74.3 million or 4.3%, respectively, as compared to the prior year periods, driven by increased passenger revenue.

Passenger revenue

For the three and nine months ended September 30, 2016, passenger revenue increased $34.6 million, or 6.2%, and $66.6 million, or 4.4%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended September 30, 2016 as compared to three months ended September 30, 2015				Nine months ended September 30, 2016 as compared to nine months ended September 30, 2015
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$19.8	(0.8)%	5.5%	2.3%	$70.3	(1.2)%	7.2%	3.8%
International	14.8	0.1	12.0	11.0	(3.6)	(6.5)	5.9	3.0
Total scheduled	$34.6	(1.0)%	7.3%	4.9%	$66.7	(2.3)%	6.8%	3.6%

Domestic

For the three and nine months ended September 30, 2016, revenue on our domestic routes increased by $19.8 million and $70.3 million, respectively, as compared to the prior year periods. The increase was due to a combination of capacity increases and improved passenger load factors.

International

For the three months ended September 30, 2016, revenue on our international routes increased by $14.8 million, as compared to the prior year period primarily due to expanded service to Tokyo's Narita International Airport which commenced in July 2016. For the nine months ended September 30, 2016, revenue on our international routes decreased by $3.6 million, as compared to the prior year period due to the strength of the US dollar and lower fuel surcharges, which resulted in decreased average fares as compared to the prior periods.

Other operating revenue

For the three and nine months ended September 30, 2016, other operating revenue increased by $5.5 million, or 7.4%, and $7.7 million, or 3.5% as compared to the prior year periods. The increase was primarily due to an increase in sales of frequent flyer miles under our co-branded credit card agreement, as compared to the prior year periods.

Operating Expense

Operating expenses were $498.0 million and $1,433.0 million for the three and nine months ended September 30, 2016, respectively, and $477.1 million and $1,426.1 million for the three and nine months ended September 30, 2015, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2016 as compared to the prior year periods are detailed below:

	Increase / (decrease) for the three months ended September 30, 2016 compared to the three months ended September 30, 2015		Increase / (decrease) for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$15,526	12.3%	$41,061	11.1%
Aircraft fuel, including taxes and delivery	$(10,665)	(10.1)%	$(80,813)	(24.5)%
Maintenance, materials and repairs	(4,384)	(7.8)	(1,611)	(1.0)
Aircraft and passenger servicing	3,687	12.2	5,297	6.0
Aircraft rent	3,347	11.3	5,613	6.5
Commissions and other selling	(825)	(2.7)	2,719	3.0
Other rentals and landing fees	4,198	17.0	7,531	10.6
Depreciation and amortization	1,434	5.5	2,852	3.6
Purchased services	6,156	31.6	12,349	20.4
Other	2,447	8.4	11,960	14.5
Total	$20,921	4.4%	$6,958	0.5%

Aircraft fuel

Aircraft fuel expense decreased during the three and nine months ended September 30, 2016, as compared to the prior year periods, primarily due to the decrease in the average fuel price per gallon partially offset by an increase in consumption as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$94,818	$105,483	(10.1)%	$248,516	$329,329	(24.5)%
Fuel gallons consumed	64,918	61,179	6.1%	182,471	176,175	3.6%
Average fuel price per gallon, including taxes and delivery	$1.46	$1.72	(15.1)%	$1.36	$1.87	(27.3)%

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

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$94,818	$105,483	(10.1)%	$248,516	$329,329	(24.5)%
Realized losses on settlement of fuel derivative contracts	2,525	13,777	(81.7)%	30,349	44,921	(32.4)%
Economic fuel expense	$97,343	$119,260	(18.4)%	$278,865	$374,250	(25.5)%
Fuel gallons consumed	64,918	61,179	6.1%	182,471	176,175	3.6%
Economic fuel costs per gallon	$1.50	$1.95	(23.1)%	$1.53	$2.12	(27.8)%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Wages and benefits

Wages and benefits expense increased by $15.5 million, or 12.3%, and $41.1 million, or 11.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the prior year periods. The increase is due to a 2.2% and 10.9% increase in the number of employees, labor agreements executed earlier in the year, and increased profit-sharing expense resulting from our improved financial performance as compared to the prior year periods.

Other rentals and landing fees

Other rentals and landing fees increased by $4.2 million, or 17.0%, and $7.5 million, or 10.6%, for the three and nine months ended September 30, 2016, respectively, as compared to prior year periods. The increase is due to an increase in station rent and landing fees.

Purchased services

Purchased services increased by $6.2 million, or 31.6%, and $12.3 million, or 20.4%, for the three and nine months ended September 30, 2016, respectively, as compared to prior year periods. The increase is primarily due to an increase in outsourced, web, and internet services..

Other operating expense

Other expenses increased by $2.4 million, or 8.4%, and $12.0 million, or 14.5%, for the three and nine months ended September 30, 2016, respectively, as compared to prior year periods. The increase is primarily due to an increase in maintenance and in-flight expenses.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $32.0 million, or 76.7%, for the three months ended September 30, 2016, as compared to the prior year period. The increase was primarily due to an increase of fuel derivative gains of $21.4 million, and a $5.0 million decrease in interest expense and amortization of debt discounts and issuance costs due to the early retirement of debt.

Net nonoperating expense decreased by $74.3 million, or 89.5%, for the nine months ended September 30, 2016, as compared to the prior year period, primarily due to a $44.1 million gain from fuel derivatives and a $14.3 million decrease in interest expense and amortization of debt discounts and issuance costs due to the early retirement of debt.

Income Taxes

We had effective tax rates of 37.6% and 38.0% for the three months ended September 30, 2016 and 2015, respectively. We had effective tax rates of 37.9% and 38.2% for the nine months ended September 30, 2016 and 2015, respectively. We consider a variety of factors in determining our effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses, and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of September 30, 2016, we had $405.7 million in cash and cash equivalents and $288.0 million in short-term investments, an increase of $133.7 million from December 31, 2015.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At September 30, 2016, we had approximately $564.7 million of debt and capital lease obligations, including approximately $58.3 million classified as a current liability in the unaudited Consolidated Balance Sheets.

We also have access to a secured revolving credit and letter of credit facility in an amount of up to $175 million, maturing in November 2017. As of September 30, 2016, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $417.3 million and $389.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to our improved financial performance.

Net cash used in investing activities was $82.3 million for the nine months ended September 30, 2016 due to purchases of property and equipment, pre-delivery deposits we made for future aircraft deliveries, offset by proceeds from purchase assignment and leaseback transactions.

Net cash used in financing activities was $210.8 million for the nine months ended September 30, 2016 primarily due to the repayment of long-term debt and capital lease obligations.

Capital Commitments

As of September 30, 2016, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	2	2	Between 2017 and 2018
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed expenditures for these aircraft, engines and related flight equipment approximates $44 million for the remainder of 2016, $233 million in 2017, $396 million in 2018, $481 million in 2019, $233 million in 2020 and $215 million thereafter.

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

Stock Repurchase Program

In April 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending in April 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We spent $3.7 million and $13.8 million to repurchase approximately 98 thousand shares and 379 thousand shares of our common stock in open market transactions during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, we had $46.1 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $5.0 million as of September 30, 2016 and December 31, 2015.

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

Pension and Postemployment Benefit Plan Funding

We contributed $15.6 million and $26.9 million to our defined benefit and other postretirement plans during the three and nine months ended September 30, 2016, including $21.2 million above the minimum funding requirements. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2016 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2016	2017 - 2018	2019 - 2020	2021 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$715,724	$12,138	$176,079	$152,381	$375,126
Operating leases—aircraft and related equipment (2)	750,876	30,344	231,703	208,509	280,320
Operating leases—non-aircraft	47,713	1,308	9,643	8,813	27,949
Purchase commitments - Capital (3)	1,602,477	44,490	629,087	714,112	214,788
Purchase commitments - Operating (4)	563,606	20,421	141,538	114,147	287,500
Projected employee benefit contributions (5)	38,100	—	38,100	—	—
Total contractual obligations	$3,718,496	$108,701	$1,226,150	$1,197,962	$1,185,683

(1)
Amounts represent contractual amounts due, including interest. Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717 aircraft, one A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, four Boeing 767 aircraft, one Boeing 717 aircraft. and three turboprop aircraft.

(3)	Amounts include our commitments for aircraft and aircraft related equipment.

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

•	Loss on extinguishment of debt is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
GAAP net income	$102,454	$1.91	$70,029	$1.15	$233,490	$4.35	$144,746	$2.32
Changes in fair value of derivative contracts	1,076	0.02	13,500	0.22	(45,770)	(0.85)	(13,984)	(0.22)
Loss on extinguishment of debt	—	—	54	—	9,993	0.19	7,296	0.11
Tax effect of adjustments	(409)	$(0.01)	(5,150)	$(0.08)	13,595	$0.25	2,581	$0.04
Adjusted net income	$103,121	$1.92	$78,433	$1.29	$211,308	$3.94	$140,639	$2.25

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM - excluding aircraft fuel, are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$497,982	$477,061	$1,433,014	$1,426,056
Less: aircraft fuel, including taxes and delivery	(94,818)	(105,483)	(248,516)	(329,329)
Adjusted operating expenses - excluding aircraft fuel	$403,164	$371,578	$1,184,498	$1,096,727
Available Seat Miles	4,894,768	4,663,198	13,813,955	13,334,528
CASM - GAAP	10.17 ¢	10.23 ¢	10.37 ¢	10.69 ¢
Less: aircraft fuel	(1.94)	(2.26)	(1.80)	(2.47)
CASM - excluding aircraft fuel	8.23 ¢	7.97 ¢	8.57 ¢	8.22 ¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 19% and 17% of our operating expenses for the three and nine months ended September 30, 2016, respectively, and 22% and 23% for the three and nine months ended September 30, 2015. Approximately 71% of our fuel was based on Singapore jet fuel prices and 29% was based on U.S. West Coast jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2016, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.6 million, excluding the impact of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and nine months ended September 30, 2016, our fuel hedge program primarily consisted of heating oil swaps and crude oil call options. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of September 30, 2016, we hedged approximately 50% of our projected fuel requirements for the remainder of 2016 with heating oil swaps and crude oil call options. As of September 30, 2016, the fair value of these fuel derivative agreements reflected a net asset of $10.7 million recorded in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of September 30, 2016, a change in interest rates is unlikely to have a material impact on our results of operations.

At September 30, 2016, we had $579.0 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $9.7 million as of September 30, 2016.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2016 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $3.0 million and $4.3 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of September 30, 2016, the fair value of our foreign currency forwards reflected a net liability of $14.7 million and $4.0 million recorded in other accrued liabilities and other liabilities and deferred credits, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition. The disclosure below includes updates to certain risk factor disclosures included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which are in addition to, and not in lieu of, those contained therein.

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

In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants and dispatchers. We cannot ensure that future agreements with our employees' labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. We are currently in labor negotiations with our pilots union, the Air Line Pilots Association (ALPA). If we are unable to reach an agreement with any unionized work group, including ALPA, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations. In addition, the threat of future work interruptions and/or stoppages may cause a decline in our passenger traffic, negatively impacting our results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended September 30, 2016:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
July 1, 2016 - July 31, 2016	97,848	$37.69	97,848
August 1, 2016 - August 31, 2016	—	—	—
September 1, 2016 - September 30, 2016	—	—	—
Total	97,848		97,848	$46.0

(i)
In April 2015, we announced that our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our outstanding common stock over a two-year period ending in April 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2016 and years ended December 31, 2015, 2014, 2013, 2012 and 2011.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	October 20, 2016	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)