Form 10-K
period 2016-12-31
HAWAIIAN HOLDINGS INC
filed 2017-02-16
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 1-31443
HAWAIIAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	71-0879698 (I.R.S. employer identification no.)
3375 Koapaka Street, Suite G-350 Honolulu, Hawai'i (Address of principal executive offices)	96819 (Zip code)
Registrant's telephone number, including area code: (808) 835-3700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	NASDAQ Stock Market, LLC (NASDAQ Global Select Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2.0 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 10, 2017, 53,445,556 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2017 will be incorporated by reference into Part III of this Form 10-K.

___________________________________________________________________________________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation: statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding our operating performance for the first quarter of 2017; statements concerning the tentative agreement with the Air Line Pilots Association, the scheduled ratification vote, and amounts expected to be payable under such agreement; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding our working capital, and capital expenditures; statements related to funding our growth strategy and market opportunities; statements regarding the effect of fleet changes on our business, operations and cost structure; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair; statements related to cash flow from operations and seasonality; estimates of required funding of and contributions to our defined benefit pension and disability plans; statements regarding our intention to consolidate and terminate certain pension plans, and the expected cost to settle certain plan obligations; statements and estimates regarding the availability, cost and effects of fuel prices on our business; statements regarding our wages and benefits and labor costs and agreements; statements regarding the status and effects of federal and state legislation and regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements related to our lease of the cargo and maintenance hangar at the Honolulu International Airport, including estimated construction costs and service date; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding potential dilution of our securities; statements related to our frequent flyer program; statements related to our hedging program; statements concerning accounting principles, policies and estimates; statements regarding our net operating loss carryforwards; statements regarding our credit card holdback; statements regarding our debt or lease obligations and financing arrangements; statements regarding our financing needs; statements related to risk management, credit risks, and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft and associated costs; statements related to the effects of any litigation on our operations or business; statements related to competition on our routes; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and factors relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.
Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; our competitive environment; fluctuations in demand for transportation in the markets in which we operate; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft deliveries or other loss of fleet capacity; fluctuations in our share price; and our financial liquidity. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements include those discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our other public filings and public announcements. All forward-looking statements included in this document are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART I
ITEM 1.    BUSINESS.
Overview
Hawaiian Holdings, Inc. (the Company, Holdings, we, us, and our) is a holding company incorporated in the State of Delaware. The Company's primary asset is our sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawai'i and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and the Company's direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005.
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the United States (the North America routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (11) than any other airline, and also provide approximately 160 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline as well as the largest airline headquartered in the State of Hawai'i, and the 10th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2016, the latest data available.
At December 31, 2016, our fleet consisted of 20 Boeing 717-200 aircraft for the Neighbor Island routes, eight Boeing 767-300 aircraft, and 23 Airbus A330-200 aircraft for the North America, International, and charter routes. We also own three ATR42 aircraft for the "Ohana by Hawaiian" Neighbor Island service.
Our goal is to be the number one destination carrier serving Hawai'i. We are devoted to the travel needs of the residents of and visitors to Hawai'i and offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and seek to provide quality service to our customers that exemplifies the spirit of Aloha.
Outlook
Our mission every year is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2017, we will continue to focus on strengthening our competitive position in the markets that we serve primarily by continuing to mature the routes we launched over the past several years, improving our sales distribution channels, maintaining a disciplined approach in controlling our costs, and growing our offering of value-added products and services.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. At December 31, 2016, we operated 218 scheduled flights with:

•
Daily service on our North America routes between the State of Hawai'i and Los Angeles, Oakland, Sacramento, San Diego, San Francisco, and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; and Seattle, Washington; and scheduled service between the State of Hawai'i and New York City, New York.

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

•	Various ad hoc charters.
Fuel
Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about our aircraft fuel consumption and cost.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2016	244,118	$344,322	$1.41	16.8%
2015	234,183	$417,728	$1.78	22.1%
2014	230,199	$678,253	$2.95	32.8%

As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices, and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into derivative financial instruments such as heating oil swaps and crude oil call options.
Aircraft Maintenance
Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown, by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs, and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. We perform checks ranging from "walk around" inspections before each flight's departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components, which are time or cycle controlled, are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third parties to provide certain maintenance on our aircraft and aircraft engines.
Marketing and Ticket Distribution
We utilize various distribution channels including our website www.hawaiianairlines.com, primarily for our North America and Neighbor Island routes, and travel agencies and wholesale distributors for our International routes.
Our website is available in English, Japanese, Korean, and Chinese and offers our customers information on our flight schedules, information on our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, the status of our flights as well as the ability to purchase hotels, cars and vacation packages. We also distribute our fares through online travel agencies.
Frequent Flyer Program
The HawaiianMiles frequent flyer program was initiated in 1983 to encourage and develop customer loyalty. HawaiianMiles allows passengers to earn mileage credits by flying with us and our partner carriers. In addition, members earn mileage credits for patronage with our other program partners, including credit card issuers, hotels, car rental firms, and general merchants pursuant to our exchange partnership agreements. We also sell mileage credits to other companies participating in the program.
HawaiianMiles members have a choice of various awards based on accumulated mileage credits, with most of the awards being redeemed for free air travel on Hawaiian.
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 585,000 in 2016. The amount of free travel awards as a percentage of total revenue passengers was approximately 5% in 2016. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
We have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

•	increasing value to our customers by providing easier access to more travel destinations and better mileage accrual/redemption opportunities;

•	gaining access to more connecting traffic from other airlines; and

•	providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.

Our marketing alliances with other airlines as of December 31, 2016 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	Yes	Yes
All Nippon Airways	Yes	Yes	Yes	Yes
American Airlines	No	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines	No	Yes	No	Yes
JetBlue	Yes	Yes	Yes	Yes
Korean Air	Yes	Yes	Yes	Yes
Philippine Airlines	No	No	No	Yes
Turkish Airlines	No	No	No	Yes
United Airlines	No	Yes	No	Yes
Virgin America	Yes	Yes	Yes	No
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes
Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.
Competition
The airline industry is extremely competitive. We believe that the principal competitive factors in the airline industry are:

•	Price;

•	Flight frequency and schedule;

•	On-time performance and reliability;

•	Name recognition;

•	Marketing affiliations;

•	Frequent flyer benefits;

•	Customer service;

•	Aircraft type; and

•	In-flight services.
Domestic—We face multiple competitors on our North America routes including major network carriers such as Alaska (ALK), American Airlines (AA), United Airlines (UA), and Delta Airlines (DL). Various charter companies also provide non scheduled service to Hawai'i, mostly under public charter arrangements. Our Neighbor Island competitors consist of regional carriers, which include Island Air, Mokulele Airlines, and a number of other "air taxi" companies.
International—Currently, we are the only provider of direct service between Honolulu and each of Sapporo, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.

Employees
As of December 31, 2016, we had 6,199 active employees, and approximately 83% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on(*)
Flight deck crew members	Air Line Pilots Association (ALPA)	663	September 15, 2015	**
Cabin crew members	Association of Flight Attendants (AFA)	1,810	January 1, 2017	***
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	908	January 1, 2021
Clerical	IAM-C	1,712	January 1, 2021
Flight dispatch personnel	Transport Workers Union (TWU)	43	August 1, 2021
(*) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
(**) In February 2017, we reached a tentative agreement with the (ALPA). A ratification vote is set to occur in March 2017, however we can provide no assurances that the tentative agreement will be approved at that time. The tentative agreement is for a 63-month contract amendment which includes (amongst other various benefits) a pay adjustment and ratification bonus.
(***) As of January 2017, contract negotiations are ongoing with the AFA.
Seasonality
Hawai'i is a popular vacation destination for travelers. For that reason, our operations and financial results are subject to substantial seasonal and cyclical volatility, primarily due to leisure and holiday travel patterns. Demand levels are typically weaker in the first quarter of the year with stronger demand periods occurring during June, July, August, and December. We may adjust our pricing or the availability of particular fares to obtain an optimal passenger load factor depending on seasonal demand differences.
Customers
Our business is not dependent upon any single customer, or a few customers. The loss of any one customer would not have a material adverse effect on our business.
Regulation
Our business is subject to extensive and evolving international, federal, state and local laws and regulations. Many governmental agencies regularly examine our operations to monitor compliance with applicable laws and regulations. Governmental authorities can enforce compliance with applicable laws and regulations and obtain injunctions or impose civil or criminal penalties or modify, suspend, or revoke our operating certificates in case of violations.
Industry Regulations
We are subject to the regulatory jurisdiction of the U.S. Department of Transportation (DOT) and the Federal Aviation Administration (FAA). The DOT has jurisdiction over international routes and fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability, denied boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations, including equipment, ground facilities, security systems, maintenance, and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.
Maintenance Directives
The FAA approves all airline maintenance programs, including modifications to the programs. In addition, the FAA licenses the repair stations and mechanics that perform inspections, repairs and overhauls, as well as the inspectors who monitor the work.
The FAA frequently issues airworthiness directives in response to specific incidents or reports by operators or manufacturers, requiring operators of specified equipment types to perform prescribed inspections, repairs or modifications within stated time periods or numbers of cycles. In the last several years, the FAA has issued a number of maintenance directives and other regulations relating to, among other things, wiring requirements for aging aircraft, fuel tank flammability, cargo compartment fire detection/suppression systems, collision avoidance systems, airborne windshear avoidance systems, noise abatement, and increased inspection requirements.
Airport Security
The Aviation and Transportation Security Act (ATSA) mandates that the Transportation Security Administration (TSA) provide screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are federal employees and airline and airport security is overseen and performed by federal employees, including security managers, law enforcement officers, and Federal Air Marshals. The ATSA also provides for increased security on flight decks of aircraft and requires Federal Air Marshals to be present on certain flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection and enhanced background checks.
The TSA also has the authority to impose additional fees on the air carriers, if necessary, to cover additional federal aviation security costs.
Environmental and Employee Safety and Health
We are subject to various laws and regulations concerning environmental matters and employee safety and health in the U.S. and other countries in which we do business. Many aspects of airlines' operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation, and Liability Act. Certain of our operations are also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that affect our operations. In addition to these federal activities, states have been delegated certain authority under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to or stricter than federal requirements, such as California.
The EPA is authorized to regulate aircraft emissions and has historically implemented emissions control standards previously adopted by the International Civil Aviation Organization. Our aircraft comply with the existing EPA standards as applicable by engine design date.
We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain elements of our fleet with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. In 2012, we earned the first-ever aviation based carbon credits through the reduction of carbon dioxide emissions with the use of an eco-friendly engine washing technology. We are also supporting initiatives to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.
Noise Abatement
Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, and San Jose, California, Sydney, Australia, and Tokyo, Japan, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise restrictions. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.
Civil Reserve Air Fleet Program
The U.S. Department of Defense regulates the Civil Reserve Air Fleet (CRAF) and government charters. We have elected to participate in the CRAF program by agreeing to make aircraft available to the federal government for use by the U.S. military under certain stages of readiness related to national emergencies. The program is a standby arrangement that allows the U.S. Department of Defense U.S. Transportation Command to call on as many as 12 contractually committed Hawaiian aircraft and crews to supplement military airlift capabilities. None of our aircraft are presently mobilized under this program.
Other Regulations

The State of Hawai'i is uniquely dependent upon air transportation. The Hawai'i state legislature has enacted legislation that reflects and attempts to address its concerns. For example, House Bill 2250 HD1, Act 1 of the 2008 Special Session, establishes a statutory scheme for the regulation of Hawai'i neighbor island air carriers, provided that federal legislation is enacted to permit its implementation. The U.S. Congress has yet to enact legislation that would allow this proposed legislation to go into effect.
Additionally, several aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. Federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and other airlines. There is increased focus on consumer protection both on the federal and state level. We cannot always accurately predict the cost of such requirements on our operations.
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
Business Segment Data
We operate in a single industry segment. All required financial segment information can be found in our consolidated financial statements.
Information about Geographic Revenue and Foreign Operations
Information concerning revenues by geographic area is set forth in Note 15 to our consolidated financial statements.
Available Information
General information about us, including the charters for the committees of our Board of Directors can be found at https://www.hawaiianairlines.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports that we file with the Securities and Exchange Commission (SEC) are available free of charge through our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.
We also use the investor relations section of our website https://newsroom.hawaiianairlines.com/investor-relations and our website (https://www.hawaiianairlines.com), as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD.
Information on our website is not incorporated into this Annual Report on Form 10-K or our other securities filings and is not a part of such filings.
ITEM 1A.    RISK FACTORS.
In addition to the risks identified elsewhere in this report, the following risk factors apply to our business, results of operations, and financial conditions.

ECONOMIC RISKS
Our business is affected by global economic volatility.
Our business and results of operations are significantly impacted by general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to Hawai'i remains unpredictable. Deterioration in demand resulting from economic uncertainty or another recession may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which would negatively impact our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.
Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results could suffer if there is a downturn in tourism levels.
Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. Hawai'i tourism levels are affected by the political and economic climate in Hawai'i's main tourism markets, the availability of hotel accommodations, the popularity of Hawai'i as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety and security. From time to time, various events and industry specific problems such as labor strikes have had a negative impact on tourism in Hawai'i. The occurrence of natural disasters, such as earthquakes and tsunamis, in Hawai'i or other parts of the world could also have a material adverse effect on Hawai'i tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and the threat of other negative world events have had, and may in the future have, a material adverse effect on Hawai'i tourism. A decline in the level of Hawai'i passenger traffic could have a material adverse effect on our results of operations and financial condition.
Our business is highly dependent on the price and availability of fuel.
Our results and operations are heavily impacted by the price and availability of jet fuel. While we have benefited recently from lower fuel costs, fuel costs began to increase in the latter half of 2016 and we cannot assure that fuel costs will not increase further in the future. The cost and availability of jet fuel remains volatile and is subject to political, economic, and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.
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
Our business is expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts. There is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

COMPETITIVE ENVIRONMENT RISKS
We operate in an extremely competitive environment.
The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors on our North America and International routes are larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Since airline markets have few natural barriers to entry, we also face the threat of new entrants in all of our markets.
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
Many of our competitors have dramatically reduced operating costs through a combination of bankruptcy restructuring, industry consolidation, and vendor and labor negotiations to increase market strength. Several domestic airlines were able to reduce labor costs, restructure debt and lease agreements, and implement other financial improvements through the bankruptcy process. In addition, certain of our competitors have merged (for example, the Alaska Airlines acquisition of Virgin America in December 2016) to create larger and more financially formidable airlines.
Through consolidation, carriers have the opportunity to achieve cost reductions by eliminating redundancy in their networks and operating structures. With reduced costs, these competitors are more capable of operating profitably in an environment of reduced fares and may, as a result, increase service in our primary markets or reduce fares to attract additional customers. Because airline customers are price sensitive, we cannot ensure that we will be able to attract a sufficient number of customers at sufficiently high fare levels to generate profitability, or that we will be able to reduce our operating costs sufficiently to remain competitive with other airlines.
The concentration of our business in Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue.
During 2016, approximately 74% of our passenger revenue was generated from air transportation between the Hawaiian Islands and the U.S. mainland and amongst the Hawaiian Islands. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai'i, or to Hawai'i from the U.S. mainland, or an increase in the level of industry capacity on these routes, may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2016, approximately 54% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as ALK, AA, DL, and UA, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enable them to attract higher customer traffic levels as compared to us.
In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (with jetBlue (JBLU), AA, etc.) to provide customers access to and from North America destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers depending on the economic strength of the hub city and the size of the customer group that frequent the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North America market, for the most part, do not originate in Honolulu, but on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.
Our Neighbor Island routes are affected by increased capacity provided by our competitors.
During 2016, approximately 24% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on our Neighbor Island routes, our competitors have increased capacity to Hawai'i either by introducing new routes or increasing the frequency of existing routes from North America to the Neighbor Islands. This additional capacity provided by our competitors has the effect of decreasing our share of traffic on our Neighbor Island routes, which could have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2016, approximately 22% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
Many of our domestic competitors have joined airline alliances, which provide customers access to each participating airline's international network, allowing for convenience and connectivity to their destinations. These alliances formed by our domestic competitors have increased in recent years. In some instances our domestic competitors have been granted antitrust exemptions to form joint venture arrangements in certain geographies, further deepening their cooperation on certain routes. We currently do not participate in any world-wide airline alliances or joint ventures, which may negatively impact our market share and operations as capacity provided by our competitors increase. To mitigate this risk, we rely on code-share agreements with partner airlines to provide customers access to international destinations currently unserved by us.
Many of our foreign competitors are network carriers that benefit from network feed to support International routes on which we compete. In contrast, we lack a comparable direct network to feed passengers to our International flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai'i, but rather internationally, in these foreign carriers' home bases. We also rely on our code-share agreements and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.
INFORMATION TECHNOLOGY AND THIRD-PARTY RISKS
If we do not maintain the privacy and security of customer-related information or fail to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners, our reputation could be damaged, we could incur substantial additional costs, and we could become subject to litigation or regulatory penalties.
We receive, retain, and transmit personal information about our customers and we are subject to increasing legislative, regulatory and customer focus on privacy and data security. A number of our commercial partners, including credit card companies, have imposed data security standards that we are obligated to meet and these standards continue to evolve. We will continue our efforts to meet new and increasing privacy and security standards; however, it is possible that such new standards may prove difficult to meet, require us to expend additional resources, and result in the Company being unable to process credit card transactions if determined to be non-compliant. Additionally, any compromise of our technology systems could result in the loss, disclosure, misappropriation of or access to our customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or our failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners may adversely affect our reputation, business, results of operations and financial condition, and may require that we expend significant additional resources related to the security of information systems.
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
We have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, and the distribution and sale of airline seats. As part of our cost-control efforts, our reliance on outside vendors has increased and may continue to do so in the future.
The failure of any of our third-party service providers to adequately perform their service obligations, or other interruptions of services may reduce our revenues, increase expenses, and/or prevent us from operating our flights and providing other services to our customers. Our business and financial performance would be materially harmed if our customers believe that our services are unreliable or unsatisfactory.
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
In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees' labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. We are currently in labor negotiations with our flight attendants union, AFA, whose contract became amendable January 1, 2017. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations. In addition, the threat of future work interruptions and/or stoppages may cause a decline in our passenger traffic, negatively impacting our results of operations and financial condition. In February 2017, we reached a tentative agreement with the Air Line Pilots Association (ALPA), covering our pilots. A ratification vote is set to occur in March 2017, however we can provide no assurances that the tentative agreement will be approved at that time (see Note 11 to the Notes to Consolidated Financial Statements for additional information).
Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives, including our Chief Executive Officer.
We are dependent on the knowledge and expertise of our key executives, particularly Mark B. Dunkerley, our Chief Executive Officer. Attracting and retaining such personnel in the airline industry is highly competitive. We cannot be certain that we will be able to retain our Chief Executive Officer or other key executives or attract other qualified personnel in the future. Any inability to retain our key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.
In addition, as we continue to expand our operations through the acquisition of new aircraft and introduction of service to new markets, it may be challenging to attract a sufficient number of qualified personnel including pilots, mechanics and other skilled labor. As we compete with other carriers for qualified personnel, we also face the challenge of attracting individuals who embrace our team-oriented, friendly and customer-driven corporate culture. Our inability to attract and retain qualified personnel who embrace our corporate culture could have a negative impact on our reputation and overall operations.
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
STRATEGY AND BRAND RISKS
Our failure to successfully implement our route and network strategy could harm our business.
Our route and network strategy (how we determine to deploy our fleet) includes initiatives to increase revenue, decrease costs, mature our network, and improve our distribution sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner, we may be unable to successfully develop and grow our new and existing markets, which may adversely affect our business and operations.
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
Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident or incident. Any such accident or incident involving our aircraft or an aircraft operated by one of our code-share partners could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant potential claims of injured passengers and others. We are required by the U.S. Department of Transportation (DOT) to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with an accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.
AIRLINE INDUSTRY, REGULATION AND RELATED COSTS RISKS
The airline industry has substantial operating leverage and is affected by many conditions that are beyond its control, which could harm our financial condition and results of operations.
The airline industry has historically operated on low gross profit margins. Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and it may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition, and results of operations:

•	decline in general economic conditions;

•	continued threat of terrorist attacks and conflicts overseas;

•	actual or threatened war and political instability;

•	increased security measures or breaches in security;

•	adverse weather and natural disasters;

•	changes in consumer preferences, perceptions, or spending patterns;

•	increased costs related to security and safety measures;

•	increased fares as a result of increases in fuel costs;

•	outbreaks of contagious diseases or fear of contagion; and

•	congestion at airports and actual or potential disruptions in the air traffic control system.
Our results of operations may be volatile due to the conditions identified above. We cannot ensure that our financial resources will be sufficient to absorb the effects of any of these unexpected factors should they occur.
Our financial results and operations may be negatively affected by the State of Hawai'i's airport modernization plan.
The State of Hawai'i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments of the airport's funding mechanism. Therefore, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, who do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.
Our operations may be disrupted if we are unable to obtain and maintain adequate facilities and infrastructure at airports within the State of Hawai'i.
We must be able to maintain and/or obtain adequate gates, maintenance capacity, office space, operations areas, and ticketing facilities at the airports within the State of Hawai'i to be able to operate our existing and proposed flight schedules. Failure to maintain such facilities and infrastructure may adversely impact our operations and financial performance.
Our business is subject to substantial seasonal and cyclical volatility.
Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. As Hawai'i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.
Terrorist attacks or international hostilities, or the fear of terrorist attacks or hostilities, even if not made directly on the airline industry, could negatively affect us and the airline industry.
Terrorist attacks, even if not made directly on the airline industry, or the fear of such attacks, hostilities or act of war, could adversely affect the airline industry, including us, and could result in a significant decrease in demand for air travel, increased security costs, increased insurance costs covering war-related risks, and increased flight operational loss due to cancellations and delays. Any future terrorist attacks or the implementation of additional security-related fees could have a material adverse effect on our business, financial condition and results of operations, and on the airline industry in general.
The airline industry is subject to extensive government regulation, new regulations, and taxes which could have an adverse effect on our financial condition and results of operations.
Airlines are subject to extensive regulatory requirements that result in significant costs. New, and modifications to existing, laws, regulations, taxes and airport rates, and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations, restrict operations or reduce revenue. The FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections, and maintenance procedures to be conducted on older aircraft. A failure to be in compliance, or a modification, suspension or revocation of any of our DOT/FAA authorizations or certificates, would have a material adverse impact on our operations.
We cannot predict the impact that laws or regulations may have on our operations, nor can we ensure that laws or regulations enacted in the future will not adversely affect our business. Further, we cannot guarantee that we will be able to obtain or maintain necessary governmental approvals. Once obtained, operating permits are subject to modification and revocation by the issuing agencies. Compliance with these and any future regulatory requirements could require us to incur significant capital and operating expenditures.
In addition to extensive government regulations, the airline industry is dependent on certain services provided by government agencies (DOT, FAA, CBP, TSA, etc.). Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may do so again in the future.
The airline industry is required to comply with various environmental laws and regulations, which could inhibit our ability to operate and could also have an adverse effect on our results of operations.
Many aspects of airlines' operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response Act and the Compensation and Liability Act. Compliance with these and other environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase.
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
In addition to direct costs, such regulation may have a greater effect on the airline industry through increases in fuel costs. The impact to us and our industry from such actions is likely to be adverse and could be significant, particularly if regulators were to conclude that emissions from commercial aircraft cause significant harm to the atmosphere or have a greater impact on climate change than other industries.
Our operations may be adversely affected by our expansion into non-U.S. jurisdictions and the related laws and regulations to which we are subject.
The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws and regulations to which we are subject, both domestically and internationally. Compliance with the laws and regulations of foreign jurisdictions and the restrictions on operations that these laws, regulations or other government actions may impose could significantly increase the cost of airline operations or reduce revenue. For example, a number of our destinations in Asia have been revising their privacy and consumer laws and regulations. Failure to comply with these evolving laws or regulations could result in significant penalties, criminal charges, costs to defend in a foreign jurisdiction, restrictions on operations and reputational damage. In addition, we operate flights on international routes regulated by treaties and related agreements between the U.S. and foreign governments, which are subject to change as they may be amended from time to time. Modifications of these arrangements could result in an inability to obtain or retain take-off or landing slots for our routes, route authorization and necessary facilities. Any limitations, additions or modifications to government treaties, agreements, regulations, laws or policies related to our international routes could have a material adverse impact on our financial position and results of operations.
We may be party to litigation or regulatory action in the normal course of business or otherwise, which could have an adverse effect on our operations and financial results.
From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions. Resolving or defending legal matters can take months or years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.
Our insurance costs are susceptible to significant increases and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.
We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers' compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets, including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not change or that we will not bear substantial losses from accidents or damage to, or loss of, aircraft or other property due to other factors such as natural disasters. We could incur substantial claims resulting from an accident or damage to, or loss of, aircraft or other property due to other factors such as natural disasters in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.
FLEET AND FLEET-RELATED RISKS
We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.
We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Rolls Royce, etc.) for aircraft, aircraft engines, and aircraft-related items. As a result, we are vulnerable to any problems associated with the supply of those aircraft and parts which could result in increased parts and maintenance costs in future years.
Our agreements to purchase Airbus A330-200, Airbus A321neo aircraft, and A330-800neo aircraft represent significant future financial commitments and operating costs.
As of December 31, 2016, we had the following firm order commitments and purchase rights for aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2017
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
We have made substantial pre-delivery payments for Airbus aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
Delays in scheduled aircraft deliveries or other loss of fleet capacity may adversely impact our operations and financial results.
The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As noted above, we have contractual commitments to purchase and integrate additional Airbus aircraft into our fleet. If for any reason we are unable to secure deliveries of the Airbus aircraft on the contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, then our business, operations, and financial performance could be negatively impacted. For example, we have been notified of anticipated delays of three months for the initial three A321neo deliveries, which were initially scheduled to be delivered in the third quarter of 2017. Delays in scheduled aircraft deliveries or our failure to integrate newly purchased Airbus aircraft into our fleet as planned may require us to utilize our existing fleet longer than expected. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.

We may never realize the full value of our long-lived assets, resulting in impairment and other related charges that may negatively impact our financial position and results of operations.
Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. For example, in the fourth quarter of 2016, based on fleet plan changes, we recorded a $49.4 million non-cash impairment charge relating to the planned early retirement of our owned fleet of Boeing 767-300 aircraft, engines, and related assets. We could be subject to similar impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.
COMMON STOCK RISKS
Our share price is subject to fluctuations and stockholders could have difficulty trading shares.
The market price of our stock is influenced by many factors, many of which are outside of our control, and include the following:

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
In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources. In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders may have an adverse impact on the market price of our common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.
Certain provisions of our certificate of incorporation and bylaws may delay or prevent a change of control, which could materially adversely affect the price of our common stock.
Our certificate of incorporation and bylaws contain provisions that may make it difficult to remove our Board of Directors and management, and may discourage or delay a change of control, which could materially and adversely affect the price of our common stock. These provisions include, among others:

•
the ability of our Board of Directors to issue, without further action by the stockholders, series of undesignated preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control;

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings and for nominations of candidates for election to our Board of Directors;

•	the ability of our Board of Directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders; and

•	super-majority voting requirements to modify or amend specified provisions of our certificate of incorporation.
Our certificate of incorporation includes a provision limiting voting and ownership by non-U.S. citizens and our bylaws include a provision specifying an exclusive forum for stockholder disputes.
To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our certificate of incorporation restricts voting of shares of our common stock by non-U.S. citizens. Our certificate of incorporation provides that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law.

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2016, we believe we were in compliance with the foreign ownership rules.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws laws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Accordingly, stockholders may be limited in your ability to pursue legal actions, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. Accordingly, stockholders may be limited in their ability to pursue legal actions.
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
Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.
As of December 31, 2016, we had $482 million in outstanding debt. Our debt and related covenants could:

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

These agreements require us to meet certain covenants. If we breach any of these covenants we could be in a default under these facilities, which could cause our outstanding obligations under these facilities to accelerate and become due and payable immediately, and could also cause us to default under our other debt or lease obligations and lead to an acceleration of the obligations related to such other debt or lease obligations. The existence of such a default could also preclude us from borrowing funds under our credit facilities.
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
We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales is held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks totaled $5.0 million as of December 31, 2016. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card activity for all unflown flights, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse effect on our financial condition.
Our obligations for funding our defined benefit pension plans are significant and are affected by factors beyond our control.
We sponsor two defined benefit pension plans, as well as a separate plan to administer pilots' disability benefits. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. As of December 31, 2016, the unfunded pension and disability obligation related to these plans was $174 million. The timing and amount of funding requirements depend upon a number of factors, including labor negotiations and changes to pension plan benefits as well as factors outside our control, such as the number and demographic profile of qualified retiring employees, asset returns, interest rates and changes in pension laws. These factors, along with the impact of results that can vary significantly from estimates, may significantly impact our funding requirements and have an adverse effect on our financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2015, 2016 and anticipated in 2017 (based on existing agreements):

	December 31, 2015			December 31, 2016			December 31, 2017			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (6)	Owned	Total	Leased (6)	Owned	Total	Leased (6)	Owned	Total
A330-200(1)	10	12	22	11	12	23	11	13	24	278 - 294	3.7
767-300(2)	4	4	8	4	4	8	3	4	7	252 - 264	17.8
717-200(3)	3	15	18	5	15	20	5	15	20	128	14.7
ATR turboprop(4)	—	6	6	—	6	6	—	6	6	48	18.0
A321-200(5)	—	—	—	—	—	—	—	3	3	189	N/A
Total	17	37	54	20	37	57	19	41	60

(1)
During 2016, we took delivery of and placed into service one Airbus A330-200 aircraft for service on our North America and International routes. The aircraft was financed through a six-year lease agreement. The increase in the number of owned aircraft in 2017 is due to the planned delivery of a Company-financed aircraft.

(2)	The decrease in the number of leased Boeing 767-300 from 2016 to 2017 is due to the planned retirement of an aircraft at the end of its lease term.

(3)	During 2016, we took delivery of two Boeing 717-200 aircraft for service on our Neighbor Island routes. The aircraft were financed through six-year lease agreements.

(4)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(5)	In the fourth quarter of 2017, we expect to take delivery of three Airbus A321-200 aircraft.

(6)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the consolidated financial statements for further discussion regarding our aircraft leases.
At December 31, 2016, we had firm aircraft orders as detailed below:

Delivery Year	A321neo Aircraft(1)	A330-800neo Aircraft(2)	A330-200 Aircraft(3)	Total
2017	3	—	1	4
2018	6	—	—	6
2019	6	2	—	8
2020	1	2	—	3
2021	—	2	—	2
2022	—	—	—	—
	16	6	1	23

(1)
In 2013, Hawaiian executed a purchase agreement for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020. The Airbus A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on its North America routes.

(2)
In 2014, Hawaiian entered into an amendment (the Purchase Agreement Amendment) to the Airbus A330/A350XWB Purchase Agreement to convert its order for six firm A350XWB-800 aircraft with an additional six purchase rights into an order for six firm A330-800neo aircraft with an additional six purchase rights. The Purchase Agreement Amendment provides for delivery, subject to certain flexibility rights, of six Airbus A330-800neo aircraft starting in 2019. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying on our North America and International routes.

(3)	In 2016, Hawaiian executed a purchase agreement for the purchase of one new Airbus A330-200 aircraft scheduled for delivery in the fourth quarter of 2017.

Hawaiian has purchase rights for an additional nine A321neo aircraft and six A330-800neo aircraft and can utilize these rights subject to production availability. See Note 9 to the consolidated financial statements for additional information regarding our aircraft lease agreements.
Ground Facilities
Our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at the Honolulu International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at the four major Neighbor Island airports owned by the State of Hawai'i. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawai'i to be common areas and thus are not exclusively controlled by us. We also utilize other State of Hawai'i facilities, including station managers' offices, Premier Club lounges, and operations support space.
The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2016:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Honolulu International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Kapalua Airport	Lahaina	Hawai'i
Kona International Airport	Kona	Hawai'i
Lana'i Airport	Lana'i	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Moloka'i Airport	Moloka'i	Hawai'i
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Beijing Capital International Airport	Beijing	China
Haneda International Airport	Tokyo	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
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

	High	Low
2016
Fourth Quarter	$60.90	$44.28
Third Quarter	49.87	37.40
Second Quarter	50.95	34.69
First Quarter	48.14	28.40
2015
Fourth Quarter	$40.13	$23.77
Third Quarter	26.00	19.87
Second Quarter	26.10	20.75
First Quarter	27.66	18.01
Holders
There were 844 stockholders of record of our common stock as of February 10, 2017, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
We paid no dividends in 2016 or 2015. We do not anticipate paying periodic cash dividends on our common stock for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2016, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On April 23, 2015, we announced that our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending on April 24, 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We did not repurchase any shares of our common stock during the three months ended December 31, 2016. As of December 31, 2016, the Company has$46.0 million remaining to spend under the stock repurchase program.

Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from January 1, 2012 to December 31, 2016. The comparison assumes $100 was invested on January 1, 2012 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes. We have paid no dividends on our common stock.
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
Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$2,450,580	$2,317,467	$2,314,879	$2,155,865	$1,962,353
Operating expenses	2,055,118	1,891,364	2,069,747	2,022,118	1,832,955
Operating income	395,462	426,103	245,132	133,747	129,398
Net Income	235,432	182,646	68,926	51,854	52,237
Net Income Per Common Stock Share:
Basic	$4.40	$3.38	$1.29	$1.00	$1.04
Diluted	4.36	2.98	1.10	0.98	1.01
Balance Sheet Items as of December 31:
Total assets	$2,708,601	$2,509,710	$2,602,528	$2,164,261	$1,865,824
Long-term debt, less discount, and capital lease obligations, excluding current maturities (a)	497,908	694,678	893,288	744,286	553,009

(a)
In 2016, we extinguished $140.5 million of existing debt under three secured financing agreements, which was originally scheduled to mature in 2022 and 2023. In 2015, we extinguished $123.9 million of existing debt under four secured financing agreements, which were originally scheduled to mature in 2018, 2023, and 2024. We also repurchased $70.8 million in principal of our Convertible Notes. In 2014, we received proceeds of $368.4 million in connection with the EETC financing for the purchase of five Airbus A330-200 aircraft. In 2013, we borrowed $132.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft, and received proceeds of $76.1 million in connection with the EETC financing for the purchase of one Airbus A330-200 aircraft. In 2012, we borrowed $133.0 million to finance a portion of the purchase price of two Airbus A330-200 aircraft and took delivery of three aircraft (two Boeing 717 aircraft and one Airbus A330-200 aircraft) under capital leases. See further discussion at Note 8 to the consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations. This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in the "Risk Factors" section of this report. See "Cautionary Note Regarding Forward-Looking Statements," above. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.
Year in Review
2016 Financial Highlights

•	Operating income decreased to $395 million compared to $426 million in the prior-year period.

•	Pre-tax income grew to $379 million compared to $296 million in the prior-year period.

•	GAAP net income of $235 million or $4.36 per diluted share compared to $183 million or $2.98 per diluted share in the prior year period.

•	Adjusted net income of $280 million or $5.19 per diluted share compared to $189 million or $3.09 per share in the prior year period.

•	Unrestricted cash and cash equivalents and short-term investments of $610 million compared to $560 million in the prior year period.

•	Extinguished $141 million of debt instruments that were originally scheduled to mature in 2022 and 2023.
See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
Outlook
We expect our financial performance to remain strong in the first quarter of 2017, as compared to the first quarter of 2016.  We expect our passenger revenues to increase, coupled with expected increases in our aircraft fuel, wages and benefits, and rent expense which could potentially put pressure on our operating margins (as compared to 2016). We expect available seat miles during the first quarter of 2017 to increase by 2.5% to 4.5% from the same prior year period.  Despite the continued strengthening of the U.S. dollar, a decrease in fuel surcharges on our international routes, and an increase in industry capacity on our Neighbor Island routes, operating revenue per available seat mile could increase by up to 4.0% to 7.0% from the same prior year period.

The table below is a reconciliation of GAAP to non-GAAP CASM ex-fuel guidance for the first quarter of 2017.

	Estimated three months ending March 31, 2017
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$511,591		$539,845
Less: aircraft fuel, including taxes and delivery	(100,235)		(108,248)
Adjusted operating expenses - excluding aircraft fuel	$411,356		$431,597
Available Seat Miles	4,477,298		4,564,660
CASM - GAAP	11.43	¢	11.83	¢
Less: aircraft fuel	(2.24)		(2.37)
CASM - excluding aircraft fuel	9.19	¢	9.46	¢

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2016		2015		2014
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	11,044		10,665		10,191
Revenue passenger miles (RPM)	15,484,369		14,450,564		13,910,804
Available seat miles (ASM)	18,371,544		17,710,309		17,062,264
Passenger revenue per RPM (Yield)	13.86	¢	14.02	¢	14.70	¢
Passenger load factor (RPM/ASM)	84.3%		81.6%		81.5%
Passenger revenue per ASM (PRASM)	11.68	¢	11.44	¢	11.99	¢
Total Operations (a) :
Revenue passengers flown	11,051		10,673		10,195
RPM	15,492,509		14,462,191		13,921,147
ASM	18,384,637		17,726,322		17,073,630
Operating revenue per ASM (RASM)	13.33	¢	13.07	¢	13.56	¢
Operating cost per ASM (CASM)	11.18	¢	10.67	¢	12.12	¢
CASM excluding aircraft fuel and special items (b)	8.71	¢	8.31	¢	8.15	¢
Aircraft fuel expense per ASM (c)	1.87	¢	2.36	¢	3.97	¢
Revenue block hours operated	179,254		173,546		166,362
Gallons of jet fuel consumed	244,118		234,183		230,199
Average cost per gallon of jet fuel (actual) (c)	$1.41		$1.78		$2.95

(a)	Includes the operations of our contract carrier under a capacity purchase agreement. Total Operations includes both scheduled and chartered operations.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.
Operating Revenue
Our revenue is derived primarily from transporting passengers on our aircraft. Revenue is recognized when either the transportation is provided or when the related ticket expires unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of baggage fees, cargo revenue, incidental services revenue, ticket change and cancellation fees, marketing component related to the sale of frequent flyer miles, inflight revenue, contract services and charter services revenue.
Operating revenue was $2.45 billion, $2.32 billion and $2.31 billion for the years ended December 31, 2016, 2015 and 2014. The increase in operating revenue in 2016 from 2015 was driven primarily by an increase in passenger revenue and is discussed below:

2016 vs. 2015
Passenger Revenue
Passenger revenue was $2.15 billion and $2.03 billion for the years ended December 31, 2016 and 2015, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2016 as compared to December 31, 2015
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$104.2	0.1%	6.6%	2.9%
International	15.9	(4.7)	8.6	5.6
Total scheduled	$120.1	(1.1)%	7.2%	3.7%
Domestic revenue increased by $104.2 million in 2016, as compared to 2015, primarily due to capacity, yield, and load factor increases on our North America routes; along with increases in capacity on our Neighbor Island routes.
International revenue increased by $15.9 million in 2016, as compared to 2015, due to increased capacity. The strengthening of the U.S. dollar combined with lower fuel surcharges resulted in decreased average fares for our International routes compared to the prior period. Increased capacity was driven by changes we made to our network in 2016, including the introduction of service of our route from Honolulu to Narita, Japan (July 2016) and expansion of service for the Kona to Haneda, Japan (December 2016) route.
Other Operating Revenue
Other operating revenue increased by $13.0 million, or 4.4%, in 2016, as compared to 2015, due to increased sale of miles and other revenue related to our co-branded credit card agreement and cancellation penalty revenue.
Operating Expenses
The largest components of our operating expenses are wages and benefits provided to our employees, aircraft fuel (including taxes and delivery) and aircraft maintenance materials and repairs. Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2016 as compared to December 31, 2015
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(73,406)	(17.6)%
Wages and benefits	56,028	11.2
Aircraft rent	8,912	7.7
Maintenance materials and repairs	4,322	1.9
Aircraft and passenger servicing	9,427	8.0
Commissions and other selling	5,985	5.0
Depreciation and amortization	2,547	2.4
Other rentals and landing fees	13,032	13.7
Purchased services	14,436	17.6
Special charges	109,142	100.0
Other	13,329	11.7
Total	$163,754	8.7%

The price and availability of aircraft fuel is extremely volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The decreases in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2016	2015	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$344,322	$417,728	(17.6)%
Fuel gallons consumed	244,118	234,183	4.2%
Average fuel price per gallon, including taxes and delivery	$1.41	$1.78	(20.8)%
The decrease in fuel expense from 2016 to 2015 is primarily due to the decrease in average fuel price per gallon, partially offset by increased fuel consumption due to an additional aircraft in the fleet (Airbus 330-200).
We believe economic fuel expense is the best measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations and is consistent with how management manages our business and assesses our operating performance. We define economic fuel expense as GAAP fuel expense plus (gains)/losses realized through actual cash (receipts)/payments received from or paid to hedge counterparties for fuel hedge derivative contracts settled in the period inclusive of costs related to hedging premiums.
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2016	2015	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$344,322	$417,728	(17.6)%
Realized losses on settlement of fuel derivative contracts	27,572	60,946	(54.8)%
Economic fuel expense	$371,894	$478,674	(22.3)%
Fuel gallons consumed	244,118	234,183	4.2%
Economic fuel costs per gallon	$1.52	$2.04	(25.5)%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits expense increased by $56.0 million, or 11.2%, in 2016 as compared to 2015, due to an overall headcount increase of 11.7% due to our growing capacity in 2016, increased pension and postretirement benefit expenses, and increased profit-sharing expenses resulting from our improved financial performance as compared to the prior period.
Other rentals and landing fees expense increased by $13.0 million, or 13.7%, in 2016 as compared to 2015, primarily due to increased rates, passengers, and landing frequencies. Also, we incurred additional cost year over year for our station rent amounts.
Purchased services expense increased by $14.4 million, or 17.6%, in 2016 as compared to 2015, due to an increase in outsourced web and third-party vendor reservation fees because of increased passenger counts.
In 2016, we incurred $109.1 million in special items. The $109.1 million is comprised of three components: (1) $49.4 million in impairment charges in connection with our owned Boeing 767-300 fleet and related assets, (2) $38.8 million related to retroactive bonuses included within a tentative agreement between us and ALPA as of February 2017 and profit sharing for other contract groups, and (3) $21.0 million related to the termination of our Boeing 767-300 maintenance contract.

The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to early exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by our decision to acquire one Airbus A330 (to be delivered in 2017), lease two additional Airbus A321s (to be delivered in 2018 and in addition to our existing aircraft orders), and our ability to early terminate our long-term power by the hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows us to streamline our fleet, simplify our operations, and potentially reduce our cost structure in the future. In order to assess whether there was an impairment of the Boeing 767-300 asset group, we compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. We estimated the fair value of the Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers of our owned aircraft, which resulted in a $49.4 million impairment charge. Our determination of fair value considered attributes specific to our Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.). The Boeing 767-300 asset group consists of both owned and leased aircraft. We expect to remove three leased Boeing 767-300 aircraft from service in 2018. At that time, these aircraft will have remaining lease payments of approximately $54.3 million. At the time each aircraft is removed from service, we will accrue for any remaining lease payments not mitigated through an arrangement with the lessor.
In February 2017, we reached a tentative agreement with the Air Line Pilots Association (ALPA), covering our pilots. A ratification vote is set to occur in March 2017, however, we can provide no assurances that the tentative agreement will be approved at that time. The tentative agreement is for a 63-month contract amendment which includes (amongst other various benefits) a pay adjustment and ratification bonus. As of December 31, 2016, we accrued $34.0 million related to past service (prior to January 1, 2017), which is expected to be payable upon ratification. The final amount paid may differ when a final agreement is reached and ratified.
Other expenses increased by $13.3 million, or 11.7%, in 2016 as compared to 2015, primarily due to an increase in hotel expenses for our crew members, professional and technical fees, as well as personnel related expenses.
Nonoperating Expense
Net nonoperating expense decreased by $114.4 million in 2016, as compared to 2015 due to reduced debt levels which resulted in a $19.1 million reduction in interest expense as compared to the prior year period. The decrease in net nonoperating expense was also due to gains on our fuel hedge portfolio of $20.1 million in 2016 compared to losses of $59.9 million in the prior year period.
2015 vs. 2014
Passenger Revenue
Passenger revenue was $2.03 billion and $2.05 billion for the years ended December 31, 2015 and 2014, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2015 as compared to December 31, 2014
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$69.1	(2.7)%	7.5%	8.9%
International	(88.5)	(12.8)	(4.0)	(6.0)
Total scheduled	$(19.4)	(4.6)%	3.9%	3.8%
Domestic revenue increased by $69.1 million in 2015, as compared to 2014, primarily due to capacity increases on our North America routes, driven by the annualized impact of service introduced in 2014 and the introduction of a new cabin configuration to our fleet of Boeing 717-200 aircraft for our Neighbor Island routes.
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
Other Operating Revenue
Other operating revenue increased by $22.0 million, or 8.2%, in 2015, as compared to 2014, due to $11.2 million generated by increased sales of frequent flyer miles under our co-branded credit card agreement, as compared to the prior year period. Additionally, a 9.0% increase in the number of passengers flown on our North America routes resulted in a $7.5 million increase in ancillary revenue compared to the prior year period.

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
The decrease in fuel expense from 2015 to 2014 is primarily due to a decrease in the average fuel price per gallon, partially offset by increased fuel consumption due to the additional aircraft in the fleet (three additional A330-200 offset by the return of two Boeing 767-300 aircraft at the end of their lease term).
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
Wages and benefits expense increased by $52.1 million, or 11.6%, in 2015, as compared to 2014, due to increased pension and postretirement benefit expenses and increased profit-sharing expenses resulting from our improved financial performance as compared to the prior period.
Aircraft rent expense increased by $9.2 million, or 8.7%, in 2015, as compared to 2014, primarily due to the addition of three A330-200 aircraft under operating leases (one each in February 2015, May 2015, and October 2015), offset by the return of two Boeing 767-300 aircraft (one each in May 2015 and October 2015).
Depreciation and amortization expense increased by $9.2 million, or 9.6%, in 2015, as compared to 2014, primarily due to the annualized effect of owned aircraft added to the fleet in the prior year period.

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
Income Tax Expense
We recorded income tax expense of $144.0 million, $113.0 million, and $44.5 million during the years ended December 31, 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, we had an effective tax rate of 38.0%, 38.2%, and 39.2%, respectively.
See Note 10 to the consolidated financial statements for further discussion.
Liquidity and Capital Resources
Our liquidity is dependent on the cash we generate from operating activities, our existing cash resources, and our debt financing arrangements. As of December 31, 2016, we had $326.0 million in cash and cash equivalents and $284.1 million in short-term investments, representing an increase of $50.0 million from December 31, 2015. As of December 31, 2016 and 2015, our restricted cash balance of $5.0 million consisted of cash held as collateral by entities that process our credit card transactions for advanced ticket sales.
We have been able to generate sufficient funds from our operations to meet our working capital requirements and typically finance our aircraft through secured debt and lease financings. At December 31, 2016, we had $556.8 million of debt and capital lease obligations, including $58.9 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2016, our current liabilities exceeded our current assets by approximately $31.9 million. However, approximately $482.5 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.
In December 2016, we amended and restated the existing credit agreement with Citigroup Global Markets Inc. by increasing the secured revolving credit facility (Revolving Credit Facility) from $175 million to $225 million. This Revolving Credit Facility will expire in December 2019. As of December 31, 2016 we had no outstanding borrowings under the Revolving Credit Facility.
Cash Flows
Net cash provided by operating activities was $417.4 million, $476.0 million, and $300.4 million in 2016, 2015, and 2014, respectively. The decrease in 2016 was primarily due to: (1) a $66.1 million decrease in our deferred income tax expense as a result of becoming a cash taxpayer, (2) a $46.7 million net decrease in the change to unrealized gains/losses on our fuel derivative contracts, and (3) a $42.7 million net increase in pension and postretirement benefit contributions, partially offset by (4) an increase of $52.8 million in net income and (5) a $49.4 million increase relating to the impairment of our Boeing 767-300 assets. The increase in 2015 was primarily due to the increased net income before deferred income tax expense, which does not impact our cash flows because our net operating loss carryforwards were used to satisfy this income tax obligation.
Net cash used in investing activities was $154.1 million, $35.3 million, and $686.8 million for 2016, 2015, and 2014, respectively. The increase in net cash used in 2016 was primarily due to a $69.9 million decrease in cash received compared to 2015, for purchase assignment and leaseback transactions, and engine credit payments received from the manufacturer. There was also an increase of $60.0 million in cash payments for property and equipment, including pre-delivery deposits for our Airbus A330-200 and Airbus A321neo fleet. The decrease in 2015 was due to acquisition of fewer aircraft during the year, which resulted in a $323.4 million reduction in capital expenditures. We also received $101.7 million from the purchase assignment and leaseback of three Airbus A330-200 aircraft during the year, and reduced our net purchases of investments by $240.2 million in 2015.

Net cash used in financing activities was $218.8 million and $423.3 million for 2016 and 2015, respectively, and net cash provided by financing activities was $227.1 million for 2014. The decrease in cash used in 2016 was due to the lack of repurchases and payments for settlements of our convertible notes in 2016. The increase in cash used in financing activities in 2015 was due to the lack of long-term borrowings during the year, the early repayment of long-term debt, and the repurchase of convertible notes and common stock. This was partially offset by the net settlement of the convertible note call options and warrants.
Covenants under our Financing Arrangements
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets totaled $5.0 million as of December 31, 2016 and 2015.
In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card activity for all unflown tickets, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.
Pension and Other Postretirement Benefit Plan Funding
As of December 31, 2016, the excess of the projected benefit obligations over the fair value of plan assets was approximately $359.3 million. We contributed $57.8 million, $20.4 million, and $8.9 million to our defined benefit pension plans and disability plan during 2016, 2015, and 2014, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements, and the level and timing of asset returns. In 2017, we expect to contribute approximately $50.0 million to our defined benefit pension plans and disability plan.
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. The benefits under the Merged Plan have remained consistent with the prior plan documents. We, as plan sponsor, have submitted an application to the Department of Labor to settle the Merged Plan and expect to receive a response in 2017, at which time we intend to terminate the Merged Plan (if the application is approved by the Department of Labor). In 2017, we expect to spend approximately $17 million to $22 million to settle the plan obligations. As of December 31, 2016, there was no significant effect to the operation of the plans.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (i) made guarantees, (ii) retained a contingent interest in transferred assets, (iii) an obligation under derivative instruments classified as equity or (iv) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development arrangements with the company. We have no arrangements of the types described in the first three categories that we believe may have a current or future material effect on our financial condition, liquidity or results of operations. We do have obligations arising out of variable interests in unconsolidated entities related to certain aircraft leases. To the extent our leases and related guarantees are with a separate legal entity other than a governmental entity, we are not the primary beneficiary because the lease terms are consistent with market terms at the inception of the lease, and the lease does not include a residual value guarantee, fixed price purchase option, or similar feature.

Contractual Obligations
Our estimated contractual obligations as of December 31, 2016 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)	$703,585	$89,730	$192,341	$119,008	$302,506
Operating leases—aircraft and related equipment(2)	741,329	120,766	235,889	162,447	222,227
Operating leases—non-aircraft	139,170	5,223	13,624	13,065	107,258
Purchase commitments—capital(3)	1,565,362	240,884	888,912	386,582	48,984
Other commitments(4)	703,894	79,098	121,636	112,290	390,870
Projected employee benefit contributions(5)	75,050	50,000	25,050	—	—
Total contractual obligations	$3,928,390	$585,701	$1,477,452	$793,392	$1,071,845

(1)	Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, four Boeing 767-300 aircraft, three Boeing 717-200 aircraft, three turboprop aircraft and aircraft-related equipment as of December 31, 2016.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, capacity purchases, accounting, IT, reservations, and the estimated rental payments for the cargo and maintenance hangar (described below). Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amounts include our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2019.

Capital Commitments
As of December 31, 2016, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2017
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	—	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $241 million in 2017, $401 million in 2018, $488 million in 2019, $229 million in 2020, $158 million in 2021, and $49 million thereafter.
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

In November 2016, we entered into a lease agreement with the Department of Transportation of the State of Hawai'i to lease a cargo and maintenance hangar at the Honolulu International Airport with a lease term of 35 years. The hangar is not fully completed and we have since taken responsibility for the remainder of the construction. We are obligated to fund the remaining construction costs needed to complete the hangar. While there is no minimum funding requirement, we estimate the cost to complete the hangar will be approximately $25.0 million to $35.0 million, which we expect to incur in 2017. In accordance with the applicable accounting guidance, specifically as it relates to our involvement in the construction of the hangar, we are considered the owner of the asset under construction and has recognized a $73.0 million asset, with a corresponding other liability, for the value of the construction previously completed.
We estimate that the hangar will be put into service in late 2017. At that time, we expect the lease to be considered a financing arrangement and a fixed asset of $73.0 million for the value of the construction previously completed plus any remaining amount spent by us and the $73.0 million liability will remain on our balance sheet. When construction is completed we will have on-going committed expenditures under the lease agreement consisting of ground rent (included in Operating leases - non-aircraft in the contractual obligations table above) and building rent and apron rent (included in Other commitments in the contractual obligations table above).
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
See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel and interest rate derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. Excluding the impact of these derivative adjustments allows investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

•
Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

•
The impairment and maintenance contract termination charges related to the early retirement of our fleet of Boeing 767-300 aircraft, engines, and related assets along with the retroactive bonuses and a proposed collective bargaining agreement payment are considered special items and are not expected to represent ongoing expenses to us. Excluding these special items allows investors to better analyze our core operational performance and more readily compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2016		2015		2014
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
As reported—GAAP	$235,432	$4.36	$182,646	$2.98	$68,926	$1.10
Add: changes in fair value of derivative contracts	(47,678)	(0.88)	(1,015)	(0.02)	43,106	0.67
Add: loss on extinguishment of debt	10,473	0.19	12,058	0.20	2,617	0.04
Add: special items
Impairment charge	49,361	0.92	—	—	—	—
Termination charge	21,000	0.39	—	—	—	—
Retroactive bonuses and a proposed collective bargaining agreement payment	38,781	0.72	—	—	—	—
Tax effect of adjustments	(27,307)	(0.51)	(4,417)	(0.07)	(17,528)	(0.29)
Adjusted net income	$280,062	$5.19	$189,272	$3.09	$97,121	$1.52

Operating Costs per Available Seat Mile (CASM)
Listed in the table below is our fuel costs per ASM and non-GAAP unit costs, excluding fuel. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor its costs.
CASM and CASM, excluding fuel, are summarized in the table below:

	Year Ended December 31,
	2016	2015	2014
GAAP operating expenses	$2,055,118	$1,891,364	$2,069,747
Less: aircraft fuel, including taxes and delivery	(344,322)	(417,728)	(678,253)
Less: special items
Impairment charge	(49,361)	—	—
Termination charge	(21,000)	—	—
Bonuses and a proposed collective bargaining agreement payment	(38,781)	—	—
Adjusted operating expenses—excluding aircraft fuel and special items	$1,601,654	$1,473,636	$1,391,494
Available Seat Miles	18,384,637	17,726,322	17,073,630
CASM—GAAP	11.18 ¢	10.67 ¢	12.12 ¢
Less: aircraft fuel	(1.87)	(2.36)	(3.97)
Less: special items
Impairment charge	(0.28)	—	—
Termination charge	(0.11)	—	—
Bonuses and a proposed collective bargaining agreement payment	(0.21)	—	—
CASM—excluding aircraft fuel and special items	8.71 ¢	8.31 ¢	8.15 ¢
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates.
Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties, and that potentially result in materially different results under different assumptions and conditions. Our most critical accounting policies and estimates are described below. See the summary of significant accounting policies included in Note 1 to the consolidated financial statements for additional discussion of the application of these estimates and other accounting policies.
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
In 2013, Hawaiian entered into a co-branded credit card agreement, which provides for the sale of frequent flyer miles to Barclays Bank Delaware (Barclays) which began in 2014. The agreement was a new multiple element arrangement subject to Accounting Standards Update 2009-13, Multiple Deliverable Revenue Arrangements — A consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which was effective for new and materially modified revenue arrangements entered into by us after January 1, 2011.  ASU 2009-13 requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.
The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  We determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the deliverables based on their relative selling prices.  The transportation element is deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (23 months).  The other elements are generally recognized as other revenue when earned.
Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company, then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is recognized over the period during which the mileage is projected to be used for travel (four months).
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
Pension and Other Postretirement and Postemployment Benefits
The calculation of pension and other postretirement and postemployment benefit expenses and its corresponding liabilities require the use of significant assumptions, including the assumed discount rate, the expected long-term rate of return on plan assets, expected mortality rates of the plan participants, and the expected health care cost trend rate. Changes in these assumptions will impact the expense and liability amounts, and future actual experience may differ from these assumptions. The significant assumptions as of December 31, 2016 are as follows:

Pension:
Discount rate to determine projected benefit obligation	4.19%
Expected return on plan assets	6.69%	+
Postretirement:
Discount rate to determine projected benefit obligation	4.29%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	7.75%
Ultimate	4.75%
Years to reach ultimate trend rate	6
Disability:
Discount rate to determine projected benefit obligation	4.24%
Expected return on plan assets	5.37%	+
N/A      Not Applicable

+	Expected return on plan assets used to determine the net periodic benefit expense for 2017 is 6.34% for the pension plans and 4.60% for the disability plan.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. The Merged pension plan strives to have its assets align with the potential liability as of the expected settlement date. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return will have the following effects on our estimated 2017 pension and disability benefit expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2017 pension expense	$3.1
Increase in estimated 2017 disability benefit expense	0.2
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2016	$57.9
Increase in other postretirement benefit obligation as of December 31, 2016	44.1
Increase in estimated 2017 pension expense	2.9
Increase in estimated 2017 other postretirement benefit expense	6.2
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed health care cost trend rate would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2016	$39.1
Increase in estimated 2017 other postretirement benefit expense	7.7

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2016	$30.4
Decrease in estimated 2017 other postretirement benefit expense	4.3
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
Impairment of Long-Lived Assets and Finite-lived Intangible Assets
Long-lived assets used in operations, consisting principally of property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. When testing for impairment management considers market trends, the expected useful lives of the assets, changes in economic conditions, recent transactions involving sales of similar assets and, if necessary, estimates of future undiscounted cash flows. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively.
The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by our decision to acquire one Airbus A330 (to be delivered in 2017), lease two additional Airbus A321s (to be delivered in 2018 and in addition to our existing aircraft orders), and our ability to early terminate our long-term power by the hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows us to streamline our fleet, simplify our operations, and potentially reduce our cost structure in the future. In order to assess whether there was an impairment of the Boeing 767-300 asset group, we compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. We estimated the fair value of the Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers of our owned aircraft, which resulted in a $49.4 million impairment charge. Our determination of fair value considered attributes specific to our Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.). The Boeing 767-300 asset group consists of both owned and leased aircraft. We expect to remove three leased Boeing 767-300 aircraft from service in 2018. At that time, these aircraft will have remaining lease payments of approximately $54.3 million. At the time each aircraft is removed from service we will accrue for any remaining lease payments not mitigated through an arrangement with the lessor.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to certain market risks, including commodity price risk (i.e. jet fuel prices) and foreign currency risk. We have market-sensitive instruments in the form of financial derivatives used to offset Hawaiian's exposure to jet fuel price increases, and financial hedge instruments used to hedge Hawaiian's exposure to foreign currency exchange risk. The adverse effects of potential changes in these market risks are discussed below.
The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel Costs
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 17% of our operating expenses for the year ended December 31, 2016. Approximately 70% of our fuel is based on Singapore jet fuel prices and 30% is based on U.S. West Coast jet fuel prices. Based on gallons expected to be consumed in 2017, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.5 million, excluding the results of our fuel hedge program.
We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During 2016, our fuel hedge portfolio primarily consisted of heating oil swaps and crude oil call options. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.
As of December 31, 2016, we hedged approximately 50% of our projected fuel requirements for 2017 with heating oil swaps and crude oil call options. As of December 31, 2016, the fair value of these fuel derivative agreements reflected a net asset of $15.1 million that is recorded in other accrued liabilities in the Consolidated Balance Sheets.
We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, puts and other option-based structures.
We do not hold or issue derivative financial instruments for trading purposes.
Interest Rates
Our results of operations are affected by fluctuations in interest rates due to our interest income earned on our cash deposits. Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 8 to our consolidated financial statements.
Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and short-term investments as of December 31, 2016, a change in interest rates is unlikely to have a material impact on our results of operations.
At December 31, 2016, we had $570.6 million of fixed-rate debt including aircraft capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in market rates, and amounted to approximately $9.6 million as of December 31, 2016.
Foreign Currency
We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected 2017 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $27.5 million and $17.1 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currency exchange rates.
As of December 31, 2016, the fair value of our foreign currency forwards reflected a net asset of $8.9 million that is recorded in prepaid expenses and other, and $2.6 million recorded in long-term prepayments and other reflected in the Consolidated Balance Sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Hawaiian Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawaiian Holdings, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 16, 2017

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,145,742	$2,025,610	$2,045,052
Other	304,838	291,857	269,827
Total	2,450,580	2,317,467	2,314,879
Operating Expenses:
Wages and benefits	555,534	499,506	447,446
Aircraft fuel, including taxes and delivery	344,322	417,728	678,253
Aircraft rent	124,565	115,653	106,422
Maintenance materials and repairs	228,970	224,648	225,619
Aircraft and passenger servicing	126,876	117,449	122,780
Commissions and other selling	125,731	119,746	122,518
Depreciation and amortization	108,128	105,581	96,374
Other rentals and landing fees	108,087	95,055	87,902
Purchased services	96,274	81,838	73,386
Special items	109,142	—	—
Other	127,489	114,160	109,047
Total	2,055,118	1,891,364	2,069,747
Operating Income	395,462	426,103	245,132
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(36,612)	(55,678)	(64,240)
Interest income	4,007	2,811	1,684
Capitalized interest	2,651	3,261	8,024
Gains (losses) on fuel derivatives	20,106	(59,931)	(63,471)
Loss on extinguishment of debt	(10,473)	(12,058)	(3,885)
Other, net	4,323	(8,820)	(9,797)
Total	(15,998)	(130,415)	(131,685)
Income Before Income Taxes	379,464	295,688	113,447
Income tax expense	144,032	113,042	44,521
Net Income	$235,432	$182,646	$68,926
Net Income Per Common Stock Share:
Basic	$4.40	$3.38	$1.29
Diluted	$4.36	$2.98	$1.10
Weighted Average Number of Common Stock Shares Outstanding:
Basic	53,502	54,031	53,591
Diluted	53,958	61,256	62,822
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Years ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net Income	$235,432	$182,646	$68,926
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax benefit of $3,588 for 2016, tax expense of $18,826 for 2015, and tax benefit of $50,968 for 2014	(6,337)	31,655	(83,461)
Net change in derivative instruments, net of tax expense of $1,290 for 2016, tax benefit of $4,866 for 2015, and tax expense of $2,188 for 2014	2,111	(8,002)	3,589
Net change in available-for-sale investments, net of tax expense of $6 for 2016, and tax benefit of $72 and $154 for 2015 and 2014	10	(118)	(254)
Total other comprehensive income (loss)	(4,216)	23,535	(80,126)
Total Comprehensive Income (Loss)	$231,216	$206,181	$(11,200)
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2016 and 2015

	2016	2015
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$325,991	$281,502
Restricted cash	5,000	5,000
Short-term investments	284,075	278,545
Accounts receivable, net	96,067	81,723
Spare parts and supplies, net	20,363	19,164
Prepaid expenses and other	66,740	75,050
Total	798,236	740,984
Property and equipment, net
Flight equipment	1,658,698	1,737,435
Pre-delivery deposits on flight equipment	117,762	21,467
Other property and equipment	332,338	226,350
	2,108,798	1,985,252
Less accumulated depreciation and amortization	(454,231)	(432,510)
Total	1,654,567	1,552,742
Other Assets:
Long-term prepayments and other	132,724	70,873
Intangible assets, net	16,411	18,660
Goodwill	106,663	106,663
Total Assets	$2,708,601	$2,489,922
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$116,507	$101,310
Air traffic liability	482,496	430,766
Other accrued liabilities	172,214	160,258
Current maturities of long-term debt, less discount, and capital lease obligations	58,899	74,441
Total	830,116	766,775
Long-Term Debt and Capital Lease Obligations	497,908	677,915
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	355,968	372,700
Other liabilities and deferred credits	173,613	89,845
Deferred tax liability, net	170,543	136,625
Total	700,124	599,170
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value per share, 53,435,234 and 53,401,439 shares issued and outstanding as of December 31, 2016 and 2015, respectively	534	534
Capital in excess of par value	127,266	124,091
Accumulated income	656,146	420,714
Accumulated other comprehensive loss, net	(103,493)	(99,277)
Total	680,453	446,062
Total Liabilities and Shareholders' Equity	$2,708,601	$2,489,922
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2016, 2015 and 2014

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Loss	Total
			(in thousands)
Balance at December 31, 2013	$524	$—	$269,884	$169,142	$(42,686)	$396,864
Net Income	—	—	—	68,926	—	68,926
Other comprehensive loss	—	—	—	—	(80,126)	(80,126)
Issuance of 2,032,486 shares of common stock related to stock awards	21	—	3,729	—	—	3,750
Share-based compensation expense	—	—	5,056	—	—	5,056
Excess tax benefits from stock issuance	—	—	387	—	—	387
Reacquisition of equity component of convertible notes	—	—	(27,624)	—	—	(27,624)
Balance at December 31, 2014	$545	$—	$251,432	$238,068	$(122,812)	$367,233
Net Income	—	—	—	182,646	—	182,646
Other comprehensive income	—	—	—	—	23,535	23,535
Issuance of 660,271 shares of common stock related to stock awards, net of shares withheld for taxes	6	—	(5,489)	—	—	(5,483)
Repurchase and retirement of 1,714,400 shares common stock	(17)	—	(40,120)	—	—	(40,137)
Share-based compensation expense	—	—	5,075	—	—	5,075
Excess tax benefits from stock issuance	—	—	373	—	—	373
Reacquisition of equity component of convertible notes	—	—	(109,301)	—	—	(109,301)
Settlement of convertible note call options	—	—	304,752	—	—	304,752
Settlement of convertible note warrants	—	—	(282,631)	—	—	(282,631)
Balance at December 31, 2015	$534	$—	$124,091	$420,714	$(99,277)	$446,062
Net Income	—	—	—	235,432	—	235,432
Other comprehensive loss	—	—	—	—	(4,216)	(4,216)
Issuance of 412,857 shares of common stock related to stock awards, net of shares withheld for taxes	4	—	(7,589)	—	—	(7,585)
Repurchase and retirement of 379,062 shares common stock	(4)	—	(13,759)	—	—	(13,763)
Share-based compensation expense	—	—	6,005	—	—	6,005
Excess tax benefits from stock issuance	—	—	19,656	—	—	19,656
Reacquisition of equity component of convertible notes	$—	$—	$(1,138)	$—	$—	(1,138)
Balance at December 31, 2016	$534	$—	$127,266	$656,146	$(103,493)	680,453
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2016 and 2015.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2016 and 2015
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$235,432	$182,646	$68,926
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	2,322	2,640	2,640
Depreciation and amortization of property and equipment	107,041	104,176	94,969
Deferred income taxes, net	36,372	102,446	43,084
Excess tax benefit from equity awards	(19,656)	—	—
Impairment of assets	49,361	—	—
Stock compensation	8,424	6,616	6,680
Loss on extinguishment of debt	10,473	12,058	3,885
Amortization of debt discounts and issuance costs	5,579	6,678	9,277
Pension and postretirement benefit cost, net	(26,742)	15,973	9,535
Change in unrealized (gain) loss on fuel derivative contracts	(47,678)	(1,015)	43,107
Other, net	2,552	(2,245)	(7,071)
Changes in operating assets and liabilities:
Accounts receivable, net	(18,956)	(1,850)	(5,803)
Spare parts and supplies, net	(5,259)	(4,323)	(1,436)
Prepaid expenses and other current assets	(12,319)	7,065	2,493
Accounts payable	12,305	44	7,473
Air traffic liability	51,730	6,430	15,250
Other assets and accrued liabilities, net	26,407	38,689	7,421
Net cash provided by operating activities	417,388	476,028	300,430
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits, net	(178,838)	(118,828)	(442,229)
Proceeds from purchase assignment and leaseback transactions	31,851	101,738	—
Net proceeds from disposition of equipment	16	3,669	16,953
Purchases of investments	(260,987)	(257,448)	(458,592)
Sales of investments	253,855	236,062	197,046
Other	—	(500)	—
Net cash used in investing activities	(154,103)	(35,307)	(686,822)
Cash Flows From Financing Activities:
Long-term borrowings	—	—	368,430
Repayments of long-term debt and capital lease obligations	(214,025)	(216,157)	(115,246)
Repurchases and conversion of convertible notes	(1,426)	(184,645)	(42,754)
Repurchases of common stock	(13,763)	(40,138)	—
Proceeds from settlement of convertible note call options	—	304,752	—
Payment for settlement of convertible note warrants	—	(282,631)	—
Debt issuance costs	(1,653)	(572)	(1,519)
Change in cash collateral for EETC financing	—	1,566	14,434
Excess tax benefit from equity awards	19,656	—	—
Other	(7,585)	(5,481)	3,750
Net cash provided by (used in) financing activities	(218,796)	(423,306)	227,095
Net increase in cash and cash equivalents	44,489	17,415	(159,297)
Cash and cash equivalents—Beginning of Year	281,502	264,087	423,384
Cash and cash equivalents—End of Year	$325,991	$281,502	$264,087
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
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including its principal subsidiary, Hawaiian, through which the Company conducts substantially all of its operations. All significant inter-company balances and transactions have been eliminated upon consolidation.
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
Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines (1)	1 - 2 years, 85% residual value (1)
Airbus A330-200 aircraft and engines	25 years, 10% residual value
ATR turboprop aircraft and engines	10 years, 15% residual value
Aircraft under capital leases	8 - 12 years, no residual value
Flight simulator under capital lease	10 years, no residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
(1) In 2016, the Company made a determination to early retire its Boeing 767-300 fleet by the end of 2018. Useful lives and residual values have been adjusted accordingly to reflect this decision and match the retirement dates of the aircraft. See Note 11 for further discussion.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other capital leases was $56.1 million and $43.4 million as of December 31, 2016 and 2015, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $31.0 million and $31.7 million at December 31, 2016 and 2015, respectively. The value of construction in progress, which is included in other property and equipment on the consolidated balance sheets, was $157.8 million and $35.7 million as of December 31, 2016 and 2015, respectively. Amortization expense related to computer software was $9.7 million, $6.3 million and $5.5 million for the years ended December 31, 2016, 2015, and 2014 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions.
Additionally, although the Company's aircraft lease agreements specifically provide that it is responsible for maintenance of the leased aircraft, the Company pays maintenance reserves to the aircraft lessors that are applied toward the cost of future maintenance events. These reserves are calculated based on a performance measure, such as flight hours, and are available for reimbursement to the Company upon the completion of the maintenance of the leased aircraft. However, reimbursements are limited to the available reserves associated with the specific maintenance activity for which the Company requests reimbursement.
Under certain aircraft lease agreements, the lessor is entitled to retain excess amounts on deposit at the expiration of the lease, if any; whereas at the expiration of certain other existing aircraft lease agreements any such excess amounts are returned to the Company, provided that it has fulfilled all of its obligations under the lease agreements. The maintenance reserves paid under the lease agreements do not transfer either the obligation to maintain the aircraft or the cost risk associated with the maintenance activities to the aircraft lessor. In addition, the Company maintains the right to select any third-party maintenance provider.
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
Impairment of Long-Lived Assets and Finite-lived Intangible Assets

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Long-lived assets used in operations, consisting principally of property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. When testing for impairment management considers market trends, the expected useful lives of the assets, changes in economic conditions, recent transactions involving sales of similar assets and, if necessary, estimates of future undiscounted cash flows. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively. In 2016, it was determined that the Boeing 767-300 fleet and related assets were impaired. A $49.4 million impairment charge was recorded, see Note 11 for further details.
Operating Leases
The Company leases aircraft, engines, airport terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements include escalation clauses and renewal options. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Rental expense for operating leases totaled $193.0 million, $174.9 million, and $160.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Leased Aircraft Return Costs
Costs associated with the return of leased aircraft are accrued when it is probable that a payment will be made and that amount is reasonably estimable. Any accrual is based on the time remaining on the lease, planned aircraft usage, and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.
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
Other operating revenue includes checked baggage revenue, cargo revenue, ticket change and cancellation fees, charter revenue, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies, inflight revenue, and other incidental sales.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following four deliverables or elements were identified in the agreement: (i) travel miles; (ii) use of the Hawaiian brand and access to member lists; (iii) advertising elements; and (iv) other airline benefits including checked baggage services and travel discounts.  The Company determined the relative fair value of each element by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the deliverables based on their relative selling prices.  The transportation element is deferred and recognized as passenger revenue over the period when the transportation is expected to be provided (23 months).  The other elements will generally be recognized as other revenue when earned.

The Company's total frequent flyer liability for future award redemptions is reflected as components of Air traffic liability and Other liabilities and deferred credits within the Consolidated Balance Sheets as follows:

	As of December 31,
	2016	2015
	(in thousands)
Air traffic liability	$67,936	$56,833
Other liabilities and deferred credits	18,461	18,054
Total frequent flyer liability	$86,397	$74,887
Under the programs of certain participating companies, credits are accumulated in accounts maintained by the participating company and then transferred into a member's HawaiianMiles account for immediate redemption of free travel awards. For those transactions, revenue is recognized over the period during which the mileage is projected to be used for travel (four months).
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $18.3 million, $17.6 million and $15.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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
If the Company terminates a derivative designated for hedge accounting under ASC 815, prior to its contractual settlement date, then the cumulative gain or loss recognized in AOCI at the termination date remains in AOCI until the forecasted transaction occurs. In a situation where it becomes probable that a hedged forecasted transaction will not occur, any gains and/or losses that have been recorded to AOCI would be required to be immediately reclassified into earnings. All cash flows associated with purchasing and settling derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.
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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), requiring an entity to present its debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. The impact of ASU 2015-03 on the Company's consolidated balance sheet as of December 31, 2015

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

included a reclassification of unamortized debt issuance costs of $23.9 million from long-term prepayments and other to long-term debt.
Recently Issued Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow an employer to withhold more shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is currently evaluating the effect that the provisions of ASU 2016-02 will have on its consolidated financial statements and related disclosures. The Company has determined that the new standard, once effective will have a significant effect on both its fixed asset and lease liability balances.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the amendments in ASU 2014-09 by one year to December 15, 2017. The terms of ASU 2014-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after the revised effective date, and allow for either full retrospective or modified retrospective adoption.
The Company is currently evaluating the overall effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has determined that the new standard, once effective, will affect frequent flyer, ticket breakage, and airline ticket change fee accounting. The standard will preclude the Company from applying the incremental cost method of accounting for free travel awards earned by passengers issued from the HawaiianMiles program through flight activity. The Company will instead be required to allocate consideration received between the ticket and miles earned by passengers and defer the value of the miles until redemption, resulting in a significant increase to deferred revenue liability on the balance sheet. Passenger revenue is currently recognized for unflown tickets when tickets expire unused. Under the new standard, the Company expects to estimate tickets that will expire unused and recognize revenue at the ticketed flight date. Fees for changing itineraries are currently recognized when received. The Company expects to defer the recognition of these fees until the related transportation is provided. Amounts currently classified in other revenue (e.g. bag and other ancillary fees) will be reclassified to passenger revenue. These changes could have a significant impact on the Company's financial statements. As of the date of this report, the Company intends to adopt the new revenue standard as of January 1, 2018 via the full-retrospective option.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2016	2015	2014	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains (losses), net	$196	$(17,443)	$(9,943)	Passenger revenue
Interest rate derivative losses, net	944	687	813	Interest expense
Total before tax	1,140	(16,756)	(9,130)
Tax expense (benefit)	(438)	6,333	3,456
Total, net of tax	$702	$(10,423)	$(5,674)
Amortization of defined benefit pension items
Actuarial loss	$7,730	$11,407	$319	Wages and benefits
Prior service credit	227	227	226	Wages and benefits
Total before tax	7,957	11,634	545
Tax benefit	(3,048)	(4,396)	(206)
Total, net of tax	$4,909	$7,238	$339
Short-term investments
Realized gain on sales of investments, net	(108)	(8)	(22)	Other nonoperating income
Total before tax	(108)	(8)	(22)
Tax expense	41	3	8
Total, net of tax	(67)	(5)	(14)
Total reclassifications for the period	$5,544	$(3,190)	$(5,349)
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2016	Interest Rate Derivative	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income before reclassifications, net of tax	(668)	2,077	(11,246)	77	(9,760)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	587	115	4,909	(67)	5,544
Net current-period other comprehensive income (loss), net of tax	(81)	2,192	(6,337)	10	(4,216)
Ending balance	$—	$7,071	$(110,202)	$(362)	$(103,493)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2015	Interest Rate Derivative	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$254	$12,708	$(135,520)	$(254)	$(122,812)
Other comprehensive income before reclassifications, net of tax	(595)	3,016	24,417	(113)	26,725
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	422	(10,845)	7,238	(5)	(3,190)
Net current-period other comprehensive income (loss), net of tax	(173)	(7,829)	31,655	(118)	23,535
Ending balance	$81	$4,879	$(103,865)	$(372)	$(99,277)

3. Earnings Per Share
Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except for per share data)
Numerator:
Net Income	$235,432	$182,646	$68,926
Denominator:
Weighted average common shares outstanding—Basic	53,502	54,031	53,591
Assumed exercise of stock options and awards	450	438	960
Assumed exercise of convertible note premium	6	1,245	4,910
Assumed conversion of warrants	—	5,542	3,361
Weighted average common shares outstanding—Diluted	53,958	61,256	62,822
Net Income Per Common Stock Share:
Basic	$4.40	$3.38	$1.29
Diluted	$4.36	$2.98	$1.10
The table below summarized those common stock equivalents that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted earnings per share because the instruments were antidilutive.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock options	—	—	3
Deferred stock	—	—	—
Restricted stock	—	6	2
Warrants	—	—	—
Convertible Notes

During 2016, the Company settled the remaining $0.3 million of the convertible note outstanding. In 2015 and 2014, the Company repurchased and converted $70.8 million and $15.1 million in principal of the Convertible Notes, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2016, 2015, and 2014, the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for EPS purposes) are included in the Company's computation of diluted earnings per share for the period the related Notes were outstanding.

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
Stock Repurchase Program
In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. In 2016, the Company spent $13.8 million to repurchase approximately 379,000 shares of the Company's common stock in open market transactions. In 2015, the Company spent $40.2 million to repurchase approximately 1.7 million shares of the Company's common stock in open market transactions. As of December 31, 2016, the Company has $46.0 million remaining to spend under the stock repurchase program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information on the stock repurchase program.

4. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value.  Realized gains and losses on sales of investments are reflected in nonoperating income (expense). Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income/(loss).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of short-term investments held as of December 31, 2016 and 2015:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$171,139	$84	$(357)	$170,866
U.S. government and agency debt	53,916	8	(134)	53,790
Municipal bonds	22,893	1	(144)	22,750
Other fixed income securities	36,670	—	(1)	36,669
Total short-term investments	$284,618	$93	$(636)	$284,075

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$167,066	$13	$(481)	$166,598
U.S. government and agency debt	62,376	9	(123)	62,262
Municipal bonds	22,865	3	(12)	22,856
Other fixed income securities	26,835	—	(6)	26,829
Total short-term investments	$279,142	$25	$(622)	$278,545

Contractual maturities of short-term investments as of December 31, 2016 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$73,413	$97,453	$170,866
U.S. government and agency debt	25,791	27,999	53,790
Municipal bonds	10,371	12,379	22,750
Other fixed income securities	35,668	1,001	36,669
Total short-term investments	$145,243	$138,832	$284,075

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$123,120	$104,113	$19,007	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	284,075	—	284,075	—
Fuel derivative contracts:
Crude oil call options	8,489	—	8,489	—
Heating oil swaps	6,601	—	6,601	—
Foreign currency derivatives	12,906	—	12,906	—
Total assets measured at fair value	$440,191	$109,113	$331,078	$—
Foreign currency derivatives	1,469	—	1,469	—
Total liabilities measured at fair value	$1,469	$—	$1,469	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$67,242	$63,225	$4,017	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	278,545	—	278,545	—
Fuel derivative contracts:
Heating oil put options	1,060	—	1,060	—
Foreign currency derivatives	6,550	—	6,550	—
Total assets measured at fair value	$358,397	$68,225	$290,172	$—
Fuel derivative contracts:
Heating oil swaps	$40,530	$—	$40,530	$—
Foreign currency derivatives	1,049	—	1,049	—
Interest rate derivative	312	—	312	—
Total liabilities measured at fair value	$41,891	$—	$41,891	$—

Cash equivalents.  The Company’s Level 1 cash equivalents consist of money market securities and the Level 2 cash equivalents consist of U.S. agency bonds, mutual funds, and commercial paper.  The instruments classified as Level 2 are valued using quoted prices for similar assets in active markets.

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

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of heating oil swaps and crude oil call options which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives.  The Company’s foreign currency derivatives consist of Japanese Yen and Australian Dollar forward contracts and are valued based primarily on data readily observable in public markets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Interest rate derivative. The Company's interest rate derivative consists of an interest rate swap and is valued based primarily on data available or derived from public markets.
The table below presents the Company's debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
December 31, 2016					December 31, 2015
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$481,874	$484,734	$—	$—	$484,734	$677,203	$665,507	$—	$283	$665,224
The fair value estimates of the Company's debt were based on either market prices or the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar obligations.
The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.
During the fourth quarter of 2016, the Company recorded a $49.4 million impairment charge for its Boeing 767-300 fleet. To determine the fair value of the Boeing 767-300 fleet and related assets, the Company utilized quoted prices, assuming that the asset would be exchanged in an orderly transaction between market participants. The Company's determination of fair value considered attributes specific to its Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.), and is therefore considered a Level 3 measurement. See Note 11 for further details.

6. Financial Derivative Instruments
The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices, interest rates and foreign currencies.
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company primarily used heating oil swaps and crude oil call options to hedge its aircraft fuel expense. As of December 31, 2016, the Company had heating oil swaps and crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Losses realized at settlement	$(27,572)	$(60,946)	$(20,365)
Reversal of prior period unrealized amounts	39,731	41,583	(2,331)
Unrealized gains (losses) that will settle in future periods	7,947	(40,568)	(40,775)
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$20,106	$(59,931)	$(63,471)
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
The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $8.5 million into earnings over the next 12 months from AOCI based on the values at December 31, 2016.
The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivative positions as of December 31, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,121,5000 Japanese Yen 41,917 Australian Dollars	December 2017	9,803	(1,349)	8,454
	Long-term prepayments and other	4,371,900 Japanese Yen 8,434 Australian Dollars	December 2018	2,632	(59)	2,573
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	879,050 Japanese Yen 5,802 Australian Dollars	March 2017	471	(61)	410
Fuel derivative contracts	Prepaid expenses and other	17,850 gallons	December 2017	15,090	—	15,090
Derivative positions as of December 31, 2015

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Interest rate derivative	Other accrued liabilities	$51,000 U.S. dollars	April 2023	$—	$(70)	$(70)
	Other liabilities and deferred credits(1)			—	(242)	(242)
Foreign currency derivatives	Prepaid expenses and other	7,594,750 Japanese Yen 44,917 Australian Dollars	December 2016	6,461	(525)	5,936
	Other liabilities and deferred credits	5,437,400 Japanese Yen 8,730 Australian Dollars	December 2017	78	(493)	(415)
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	2,762,000 Japanese Yen 3,303 Australian Dollars	August 2016	11	—	11
	Other liabilities and deferred credits	2,845 Australian Dollars	March 2017	—	(31)	(31)
Fuel derivative contracts	Other accrued liabilities	84,067 gallons	December 2016	1,060	(40,530)	(39,470)
__________________________________________________________
(1) Represents the noncurrent portion of the $51 million interest rate derivative with final maturity in April 2023.

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives (effective portion)			(Gain) Loss reclassified from AOCI into income (effective portion)			Gain recognized in nonoperating (income) expense (ineffective portion)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(in thousands)
Foreign currency derivatives	$(3,350)	$(4,854)	$(17,295)	$196	$(17,443)	$(9,943)	$—	$—	$—
Interest rate derivatives	923	182	1,249	944	687	813	—	—	—
Risk and Collateral
The financial derivative instruments expose the Company to possible credit loss in the event the counterparties to the agreements fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) periodically monitors the market

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments as cash collateral would be provided to or by the counterparties based on the current market exposure of the derivative.
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net asset position was $26.5 million and a net liability position of $39.5 million as of December 31, 2016 and December 31, 2015, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2016 and December 31, 2015.
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

	As of December 31, 2016
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$8,740	$(7,132)	$1,608	14	(*)
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(3,475)	185	12
Other	1,888	(270)	1,618	3
Total intangible assets	$27,288	$(10,877)	$16,411

	As of December 31, 2015
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$18,200	$(13,541)	$4,659	14	(*)
Frequent flyer program—customer relations	12,200	(11,684)	516	11
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(3,175)	485	12
Total intangible assets	$47,060	$(28,400)	$18,660
_______________________________________________________________________________
(*)    Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy).
Amortization expense related to the above intangible assets was $2.3 million, $2.6 million, and $2.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization of the favorable aircraft maintenance contracts are included in maintenance materials and repairs in the accompanying Consolidated Statements of Operations. The estimated future amortization expense as of December 31, 2016 for the intangible assets subject to amortization is as follows (in thousands):

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2017	$1,723
2018	1,039
2019	649
$3,411
8. Debt
Long-term debt (including capital lease obligations) net of unamortized discounts is outlined as follows:

	2016	2015
	(in thousands)
Class A EETC, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026(1)	$284,692	$306,609
Class B EETC, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022(1)	100,159	108,014
Airbus A330-200 Aircraft Facility Agreements, interest rates ranging from 5.37%- 6.46%, quarterly principal and interest payments, maturing in 2023 - 2024(2) - these amounts were early extinguished during the first and second quarters of 2016	—	144,593
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, remaining balance due at maturity in June 2019(2)	97,023	117,699
Five year 5% unsecured convertible notes, with interest only semiannual payments, remaining balance due at maturity in March 2016	—	289
Capital lease obligations (see Note 9)	88,729	94,941
Total debt and capital lease obligations	$570,603	$772,145
Less:
Unamortized debt discount, debt issuance costs and discount on convertible note	(13,796)	(19,789)
Current maturities	(58,899)	(74,441)
Long-Term Debt, less discount, and Capital Lease Obligations	$497,908	$677,915
_______________________________________________________________________________
(1)The equipment notes underlying these EETCs are the direct obligations of Hawaiian.

(2)Aircraft Facility Agreements are secured by aircraft

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

The Company evaluated whether the pass-through trusts formed are variable interest entities ("VIEs") required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian invested in or obtained a financial interest in the pass-through trusts. Rather, Hawaiian has an obligation to make interest and principal payments on it equipment notes held by the pass-through trusts, which are fully and unconditionally guaranteed by the Company. Neither the Company nor Hawaiian intends to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Convertible Notes

On March 2011, the Company issued $86.25 million principal amount of the Convertible Notes due March 2016. The Convertible Notes were issued at par and bore interest at a rate of 5.00% per annum. Interest was paid semiannually, in arrears, on March 15 and September 15 each year. The outstanding convertible notes matured on March 15, 2016.

During 2016, the Company settled the remaining $0.3 million of the convertible notes outstanding. During 2015, the Company repurchased and converted $70.8 million in principal of its Convertible Notes for $184.6 million. During 2014, the Company repurchased $15.1 million in principal of its Convertible Notes for $42.7 million. The cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity. During 2015 and 2014, the repurchase and conversion of the Convertible Notes resulted in a loss on extinguishment of $7.4 million and $1.4 million, respectively, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

In connection with the issuance of the Convertible Notes, the Company entered into separate call option transactions and separate warrant transactions with certain financial investors to reduce the potential dilution of the Company's common stock and to offset potential payments by the Company to holders of the Convertible Notes in excess of the principal of the Convertible Notes upon conversion.

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

Amortization of the discount allocated to the debt component of the Convertible Notes for the years ended December 31, 2016, 2015 and 2014 was $0.7 thousand, $0.7 million and $4.1 million, respectively, and interest expense for the years ended December 31, 2016, 2015, and 2014 was $3.2 thousand, $0.9 million and $4.3 million, respectively.

Debt Extinguishment

In 2016, Hawaiian extinguished $140.5 million of its existing debt under secured financing agreements, which were originally scheduled to mature in 2022 and 2023. This debt extinguishment resulted in a loss of $10.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

In 2015, Hawaiian extinguished $123.9 million of existing debt under four secured financing agreements, which were originally scheduled to mature in 2018, 2023 and 2024. This debt extinguishment resulted in a loss of $4.7 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

In 2014, Hawaiian extinguished $54.2 million of existing debt under a secured financing agreement, which was originally scheduled to mature in 2023. This debt extinguishment resulted in a loss of $2.3 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Revolving Credit Facility

In December 2016, Hawaiian amended and restated the existing credit agreement with Citigroup Global Markets Inc. by increasing the secured revolving credit and letter to $225 million, maturing in December 2019 (Revolving Credit Facility). Hawaiian may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, and ground support equipment, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at Hawaiian's option: (1) a variable rate equal to the London interbank offer rate plus a margin of 2.5%; or (2) another rate based on certain market interest rates plus a margin of 1.5%. Hawaiian is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of December 31, 2016, the Company had no outstanding borrowing under the Revolving Credit Facility.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Schedule of Maturities of Long-Term Debt

As of December 31, 2016, the scheduled maturities of long-term debt are as follows (in thousands):

2017	$48,801
2018	48,244
2019	72,927
2020	21,413
2021	49,060
Thereafter	241,429
$481,874

9. Leases
As of December 31, 2016, the Company had lease contracts for 20 of its 57 aircraft. Of the 20 lease contracts, 3 aircraft lease contracts were accounted for as capital leases, with the remaining 17 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from approximately 1 to 11 years.
During the year ended December 31, 2016, the Company took delivery of one Airbus A330-200 and two Boeing B717-200 aircraft under operating leases with lease terms of 6 years.
As of December 31, 2016, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Capital Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2017	$13,803	$4,388	$120,766	$5,223
2018	13,803	4,489	118,017	6,958
2019	13,803	3,732	117,872	6,666
2020	10,473	1,703	97,717	6,495
2021	10,323	1,498	64,730	6,570
Thereafter	24,945	6,326	222,227	107,258
	87,150	22,136	$741,329	$139,170
Less amounts representing interest	(14,869)	(5,489)
Present value of minimum capital lease payments	$72,281	$16,647

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes
The significant components of income tax expense are as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$94,459	$5,008	$—
State	13,201	5,588	1,437
	107,660	10,596	1,437
Deferred
Federal	$32,334	$94,457	$38,865
State	4,038	7,989	4,219
	36,372	102,446	43,084
Income tax expense	$144,032	$113,042	$44,521
The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax expense computed at the statutory federal rate	$132,813	$103,491	$39,707
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	11,261	8,825	3,677
Nondeductible meals	1,100	915	925
Other	(1,142)	(189)	212
Income tax expense	$144,032	$113,042	$44,521
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$136,066	$142,188
Leases	8,323	9,266
Air traffic liability	13,366	13,401
Federal and state net operating loss carryforwards	2,115	38,279
Alternative minimum tax credit carryforwards	—	10,960
Accrued compensation	35,505	10,881
Other accrued assets	18,733	17,640
Fuel derivative contracts	2,705	15,032
Other assets	20,320	18,450
Total gross deferred tax assets	237,133	276,097
Less: Valuation allowance	(1,992)	(3,912)
Net deferred tax assets	$235,141	$272,185
Deferred tax liabilities:
Intangible assets	$(5,601)	$(7,060)
Plant and equipment, principally accelerated depreciation	(385,831)	(390,441)
Other liabilities	(14,252)	(11,309)
Total deferred tax liabilities	(405,684)	(408,810)
Net deferred tax liability	$(170,543)	$(136,625)
As of December 31, 2016, the Company had available for state income tax purposes net operating loss carryforwards of $73.5 million. As of December 31, 2015, the Company had available for federal and state income tax purposes net operating loss carryforwards of $288.2 million. The tax benefit of the net operating loss carryforwards as of December 31, 2016 was $2.1 million, substantially all of which has a valuation allowance.
During the year ended December 31, 2016, the Company reduced its federal and state taxes payable by $19.7 million for the excess tax benefits from employee stock plan awards, which offset additional paid-in-capital.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. The Company does not expect that the unrecognized tax benefit related to uncertain tax positions will significantly change within the next 12 months. The total amount of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate is $0.5 million.
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2016	2015	2014
	(in thousands)
Balance at January 1	$—	$—	$—
Increases related to prior year tax positions	2,830	—	—
Increases related to current year tax positions	499	—	—
Balance at December 31	$3,329	$—	$—
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. No interest or penalties related to these positions were accrued as of December 31, 2016.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal and state income tax returns for tax years 2013 and beyond remain subject to examination by the Internal Revenue Service.
11. Special Items
In the fourth quarter of 2016, the Company incurred $109.1 million in special charges, see below for details:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Impairment charge in connection with its owned Boeing 767-300 fleet and related assets (1)	49,361	—	—
Bonuses and a proposed collective bargaining agreement payment (2)	38,781	—	—
Termination of Boeing 767-300 engine maintenance contract (3)	21,000	—	—
Total	109,142	—	—

(1) The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by the Company's decision to acquire one Airbus A330-200 (to be delivered in 2017), lease two additional Airbus A321neo's (to be delivered in 2018 and in addition to the Company's existing aircraft orders), and the Company's ability to early terminate our long-term power by the hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows the Company to streamline the fleet, simplify operations, and potentially reduce costs in the future. In order to assess whether there was an impairment of the Boeing 767-300 asset group, the Company compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. The Company estimated the fair value of the Boeing 767-300 fleet assets using third party pricing information and quotes from potential buys of the owned aircraft, which resulted in a $49.4 million impairment charge ($0.92 per diluted share). The Company's determination of fair value considered attributes specific to the Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.). The Company expects to remove three leased Boeing 767-300 aircraft from service in 2018. At that time, these aircraft will have remaining lease payments of approximately $54.3 million. At the time each aircraft is removed from service the Company will accrue for any remaining lease payments not mitigated through an arrangement with the lessor.

(2) In February 2017, the Company reached a tentative agreement with the Air Line Pilots Association (ALPA), covering the Company's pilots. A ratification vote is set to occur in March 2017, however the Company can provide no assurances that the tentative agreement will be approved at that time. The current tentative agreement is for a 63-month contract amendment which includes (amongst other various benefits) a pay adjustment and ratification bonus. As of December 31, 2016, the Company accrued $34.0 million related to past service (prior to January 1, 2017), which is expected to be payable upon ratification. The final amount paid may differ when a final agreement is reached and ratified. The Company also elected to pay a $4.8 million profit sharing bonus payment to other labor groups related to prior period service.

(3) In connection with the decision to exit the Boeing 767-300 fleet, the Company negotiated a termination of its Boeing 767-300 maintenance agreement and recorded a $21.0 million charge related to the amount paid to terminate the contract.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Employee Benefit Plans
Defined Benefit Plans
Hawaiian sponsors various defined benefit pension plans covering the Air Line Pilots Association (ALPA), International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen in September 1993. Effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005) and Hawaiian began making contributions to an alternate defined contribution retirement program for its pilots. All of the pilots' accrued benefits under their defined benefit plan at the date of the freeze were preserved. In addition, Hawaiian sponsors four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits.
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. The benefits under the Merged Plan have remained consistent with the prior plan documents. The Company (plan sponsor) has submitted an application to the Department of Labor to settle the Merged Plan and expects to receive a response in 2017, at which time the Company intends to terminate the Merged Plan (if the application is approved by the Department of Labor). In 2017, the Company expects to spend approximately $17.0 million to $22.0 million to settle the plan obligations. As of December 31, 2016 there was no significant effect to the operation of the plans.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2016		2015
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$(445,619)	$(211,716)	$(480,211)	$(215,998)
Service cost	(681)	(13,618)	(1,016)	(15,335)
Interest cost	(19,969)	(10,227)	(19,788)	(9,930)
Actuarial gains (losses)	(21,432)	7,966	32,568	25,556
Benefits paid	24,007	4,217	22,828	4,051
less: federal subsidy on benefits paid	N/A	(58)	N/A	(60)
Plan amendments	932	(880)	—	—
Benefit obligation at end of year(a)	$(462,762)	$(224,316)	$(445,619)	$(211,716)
Change in plan assets
Fair value of assets, beginning of year	$259,626	$21,893	$267,814	$17,665
Actual return on plan assets	12,618	889	(52)	(369)
Employer contribution	54,745	6,186	14,692	8,648
Benefits paid	(24,007)	(4,217)	(22,828)	(4,051)
Fair value of assets at end of year	$302,982	$24,751	$259,626	$21,893
Unfunded status at December 31,	$(159,780)	$(199,565)	$(185,993)	$(189,823)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(25)	$(3,352)	$(21)	$(3,095)
Noncurrent benefit liability	(159,755)	(196,213)	(185,972)	(186,728)
	$(159,780)	$(199,565)	$(185,993)	$(189,823)
Amounts recognized in other comprehensive loss
Unamortized actuarial loss	$140,205	$15,593	$122,172	$23,475
Prior service cost (credit)	(980)	2,626	(50)	1,974
	$139,225	$18,219	$122,122	$25,449
_______________________________________________________________________________

(a)	The accumulated pension benefit obligation as of December 31, 2016 and 2015 was $459.5 million and $440.9 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost:

	2016		2015		2014
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$681	$13,618	$1,016	$15,335	$1,359	$10,868
Interest cost	19,969	10,227	19,788	9,930	19,125	8,527
Expected return on plan assets	(16,746)	(1,138)	(17,753)	(1,075)	(18,337)	(1,037)
Recognized net actuarial loss (gain)	7,526	204	8,889	2,518	645	(326)
Prior service cost (credit)	(2)	229	(2)	229	(2)	229
Net periodic benefit cost	$11,428	$23,140	$11,938	$26,937	$2,790	$18,261
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$25,559	$(7,677)	$(14,762)	$(24,085)	$89,204	$43,318
Current year prior service cost	(932)	—	—	—	—	2,453
Amortization of actuarial gain (loss)	(7,526)	(204)	(8,889)	(2,518)	(645)	326
Amortization of prior service credit (cost)	2	(229)	2	(229)	2	(229)
Total recognized in other comprehensive loss	$17,103	$(8,110)	$(23,649)	$(26,832)	$88,561	$45,868
Total recognized in net periodic benefit cost and other comprehensive loss	$28,531	$15,030	$(11,711)	$105	$91,351	$64,129
The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension		Postretirement		Disability
	2016	2015	2016	2015	2016	2015
Discount rate to determine net periodic benefit expense	4.56%	4.19%	4.72%	4.30%	4.61%	4.16%
Discount rate to determine projected benefit obligation	4.19%	4.56%	4.29%	4.72%	4.24%	4.61%
Expected return on plan assets	6.69%	6.89%	N/A	N/A	5.37%	5.40%
Rate of compensation increase	Various +	Various+	N/A	N/A	Various+	Various+
Health care trend rate to determine net periodic benefit expense	N/A	N/A	8.25%	7.50%	N/A	N/A
Ultimate trend rate	N/A	N/A	4.75%	4.75%	N/A	N/A
Years to reach ultimate trend rate	N/A	N/A	7	4	N/A	N/A
Health care trend rate to determine projected benefit obligation	N/A	N/A	7.75%	8.25%	N/A	N/A
Ultimate trend rate	N/A	N/A	4.75%	4.75%	N/A	N/A
Years to reach ultimate trend rate	N/A	N/A	6	7	N/A	N/A
_______________________________________________________________________________

+
Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Expected negotiated salary increases in the next labor agreement, ranging from 12.6% to 35.2% for 2016 (5.0% to 21.0% for 2015), and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase of 4.0% to 9.3% for 2016 (2.0% to 6.8% for 2015).

++	Expected return on plan assets used to determine the net periodic benefit expense for 2017 is 6.34% for Pension and 4.60% for Disability.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

A change in the assumed health care cost trend rates would have the following effects:

	100 Basis Point Increase	100 Basis Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2016	$39,063	$(30,384)
Effect on total service and interest cost for the year ended December 31, 2016	5,051	(3,799)
Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2017 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$9,062	$(151)
Amortization of prior service cost (credit)	(44)	282
To be recognized in net periodic benefit cost from accumulated other comprehensive loss	$9,018	$131
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. The Merged Plan strives to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2016 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2016	Target
Equity securities	59%	60%
Fixed income securities	36%	35%
Real estate investment trusts	5%	5%
	100%	100%

	Asset Allocation for Merged Plan
	2016	Target
Fixed income securities	100%	100%
	100%	100%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2016	2015
	(in thousands)
Pension Plan Assets:
Equity index funds	$147,440	$154,670
Fixed income funds	140,454	88,979
Real estate investment fund	12,304	12,794
Insurance company pooled separate account	2,293	2,719
Total	$302,491	$259,162
Postretirement Assets:
Common collective trust fund	$21,544	$18,959
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
Fixed income funds.    The investment objective of these funds are to obtain a reasonable rate of return while principally investing in foreign and domestic bonds, mortgage-backed securities, and asset-backed securities. There are currently no redemption restrictions on these investments.
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
Based on current legislation and current assumptions, the contribution that the Company expects (inclusive of the minimum required contribution) to make to Hawaiian's defined benefit pension plans and disability plan during 2017 is $50.0 million. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

payments, which reflect expected future service, during the years ending December 31:

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2017	$25,098	$5,093	$(56)
2018	26,455	5,902	(65)
2019	27,569	6,620	(74)
2020	28,398	7,444	(82)
2021	28,952	8,357	(93)
2022 - 2026	148,330	55,784	(650)
	$284,802	$89,200	$(1,020)
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground, and salaried personnel. Contributions to the Company's defined contribution plans were $31.6 million, $29.4 million and $27.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
13. Capital Stock and Share-based Compensation
Common Stock

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

No dividends were paid by the Company during the years ended December 31, 2016, 2015 or 2014. Provisions in certain of the Company's aircraft lease agreements restrict the Company's ability to pay dividends.

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

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $8.4 million, $6.6 million and $6.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, $5.7 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.3 million for stock options and other stock awards granted to non-employee directors) is attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 0.8 years.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Options

The aggregate intrinsic value of stock options outstanding as of December 31, 2016 and 2015 was $1.0 million and $3.1 million, respectively. The aggregate intrinsic value of stock options exercisable as of December 31, 2016 and 2015 was $0.9 million and $3.0 million, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $5.9 million and $15.9 million, respectively.

Performance-Based Stock Awards

During 2016, the Company granted performance-based stock awards covering 117,849 shares of common stock (the Target Award) with a maximum payout of 196,180 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a period of one or three years. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.
The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2014	1,142,592	$5.88
Granted	348,009	10.04
Vested	(353,344)	5.89
Forfeited	(133,628)	6.89
Non-vested at December 31, 2014	1,003,629	$7.19
Granted	183,827	19.01
Vested	(419,097)	6.41
Forfeited	(89,617)	9.76
Non-vested at December 31, 2015	678,742	$10.53
Granted	117,849	33.94
Vested	(349,403)	7.32
Forfeited	(24,891)	13.45
Non-vested at December 31, 2016	422,297	$14.00

The fair value of performance-based stock awards vested in the years ended December 31, 2016, 2015 and 2014 was $11.3 million, $10.5 million and $4.9 million, respectively. Fair value of the awards are based on the stock price on date of vest.

Service-Based Stock Awards

During 2016, the Company awarded 110,276 service-based stock awards to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over a period of one to three years and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about outstanding service-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2014	560,898	$5.86
Granted	337,333	12.50
Vested	(376,408)	7.04
Forfeited	(83,862)	7.40
Non-vested at December 31, 2014	437,961	$9.66
Granted	149,138	21.24
Vested	(224,268)	9.01
Forfeited	(92,110)	14.25
Non-vested at December 31, 2015	270,721	$15.02
Granted	110,276	37.08
Vested	(169,218)	16.32
Forfeited	(16,330)	20.46
Non-vested at December 31, 2016	195,449	$24.29

The fair value of service-based stock awards vested in 2016, 2015 and 2014 was $6.1 million, $4.6 million and $3.1 million, respectively. Fair value of the awards are based on the stock price on date of vest.

14. Commitments and Contingent Liabilities
Commitments

The Company has commitments with a third-party to provide aircraft maintenance services which include fixed payments as well as variable payments based on flight hours for the Company's Airbus fleet through 2027. The Company also has commitments with third-party service providers for reservations, IT, and accounting services through 2024. Committed capital and other expenditures include escalation and variable amounts based on estimated forecasts. The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2017	$240,884	$79,098	$319,982
2018	400,762	63,839	464,601
2019	488,150	57,797	545,947
2020	228,867	57,316	286,183
2021	157,714	54,974	212,688
Thereafter	48,985	390,870	439,855
	$1,565,362	$703,894	$2,269,256
As of December 31, 2016, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2017
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	—	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
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
Maintenance Hangar
In November 2016, the Company entered into a lease agreement with the Department of Transportation of the State of Hawai'i to lease a cargo and maintenance hangar at the Honolulu International Airport with a lease term of 35 years. The hangar is not fully completed and the Company has since taken responsibility for the remainder of the construction. The Company is obligated to fund the remaining construction costs needed to complete the hangar. While there is no minimum funding requirement, the Company estimates the cost to complete the hangar will be approximately $25.0 million to $35.0 million, which the Company expects to incur in 2017. In accordance with the applicable accounting guidance, specifically as it relates to the Company's involvement in the construction of the hangar, the Company is considered the owner of the asset under construction and has recognized a $73.0 million asset, with a corresponding other liability, for the value of the construction previously completed.
The Company estimates that the hangar will be put into service in late 2017. At that time, the Company expects the lease to be considered a financing arrangement and a fixed asset of $73.0 million for the value of the construction previously completed plus any remaining amount spent by us and the $73.0 million liability will remain on the Company's balance sheet. The liability will be reduced as the Company makes rental payments under the agreement.
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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $5.0 million at December 31, 2016 and 2015.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.
Labor Negotiations
As of December 31, 2016, approximately 83% of employees were represented by unions. Additionally, the collective bargaining agreement for the Association of Flight Attendants (AFA), which represents 29% of employees became amendable on January 1, 2017, the Company is currently in negotiations with the AFA. Also, the Company has reached tentative agreement with the ALPA as their collective bargaining agreement became amendable on September 15, 2015 (See Note 11 for further discussion). The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

15. Geographic Information
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
The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$1,906,840	$1,775,355	$1,683,487
Pacific	543,740	542,112	631,392
Total operating revenue	$2,450,580	$2,317,467	$2,314,879
Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.
16. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$29,751	$45,519	$42,242
Cash payments (refunds) for income taxes	92,934	4,664	(1,882)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	6,092	2,791	—
Maintenance Hangar project (see Note 14 for further discussion)	72,996	—	—

17. Condensed Consolidating Financial Information
The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 17 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 8, the Company

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

(which is also referred to in this Note 17 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes to be issued by Hawaiian to purchase new aircraft.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,444,646	$6,297	$(363)	$2,450,580
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	344,322	—	—	344,322
Wages and benefits	—	555,534	—	—	555,534
Aircraft rent	—	124,521	44	—	124,565
Maintenance materials and repairs	—	225,633	3,337	—	228,970
Aircraft and passenger servicing	—	126,876	—	—	126,876
Commissions and other selling	72	125,661	124	(126)	125,731
Depreciation and amortization	—	104,689	3,439	—	108,128
Other rentals and landing fees	—	108,087	—	—	108,087
Purchased services	149	95,525	660	(60)	96,274
Special Items	—	109,142	—	—	109,142
Other	5,300	121,104	1,262	(177)	127,489
Total	5,521	2,041,094	8,866	(363)	2,055,118
Operating Income (Loss)	(5,521)	403,552	(2,569)	—	395,462
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	237,873	—	—	(237,873)	—
Interest expense and amortization of debt discounts and issuance costs	117	(36,729)	—	—	(36,612)
Interest income	265	3,742	—	—	4,007
Capitalized interest	—	2,651	—	—	2,651
Gains on fuel derivatives	—	20,106	—	—	20,106
Loss on debt extinguishment	—	(10,473)	—	—	(10,473)
Other, net	—	4,323	—	—	4,323
Total	238,255	(16,380)	—	(237,873)	(15,998)
Income (Loss) Before Income Taxes	232,734	387,172	(2,569)	(237,873)	379,464
Income tax expense (benefit)	(2,698)	146,730	—	—	144,032
Net Income (Loss)	$235,432	$240,442	$(2,569)	$(237,873)	$235,432
Comprehensive Income (Loss)	$231,216	$236,226	$(2,569)	$(233,657)	$231,216

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,313,159	$4,645	$(337)	$2,317,467
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	417,728	—	—	417,728
Wages and benefits	—	499,506	—	—	499,506
Aircraft rent	—	115,653	—	—	115,653
Maintenance materials and repairs	—	223,135	1,513	—	224,648
Aircraft and passenger servicing	—	117,449	—	—	117,449
Commissions and other selling	5	119,749	103	(111)	119,746
Depreciation and amortization	—	102,586	2,995	—	105,581
Other rentals and landing fees	—	95,055	—	—	95,055
Purchased services	985	80,775	141	(63)	81,838
Other	4,927	108,594	802	(163)	114,160
Total	5,917	1,880,230	5,554	(337)	1,891,364
Operating Income (Loss)	(5,917)	432,929	(909)	—	426,103
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	191,959	—	—	(191,959)	—
Interest expense and amortization of debt discounts and issuance costs	(1,733)	(53,945)	—	—	(55,678)
Interest income	220	2,591	—	—	2,811
Capitalized interest	—	3,261	—	—	3,261
Losses on fuel derivatives	—	(59,931)	—	—	(59,931)
Loss on extinguishment of debt	(7,387)	(4,671)			(12,058)
Other, net	—	(8,821)	1	—	(8,820)
Total	183,059	(121,516)	1	(191,959)	(130,415)
Income (Loss) Before Income Taxes	177,142	311,413	(908)	(191,959)	295,688
Income tax expense (benefit)	(5,504)	118,546	—	—	113,042
Net Income (Loss)	$182,646	$192,867	$(908)	$(191,959)	$182,646
Comprehensive Income (Loss)	$206,181	$216,402	$(908)	$(215,494)	$206,181

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Loss
Year Ended December 31, 2014

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,311,200	$4,029	$(350)	$2,314,879
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	678,253	—	—	678,253
Wages and benefits	—	447,446	—	—	447,446
Aircraft rent	—	106,422	—	—	106,422
Maintenance materials and repairs	—	223,783	1,836	—	225,619
Aircraft and passenger servicing	—	122,780	—	—	122,780
Commissions and other selling	49	122,480	76	(87)	122,518
Depreciation and amortization	—	94,146	2,228	—	96,374
Other rentals and landing fees	5	87,897	—	—	87,902
Purchased services	285	73,063	101	(63)	73,386
Other	4,973	103,403	871	(200)	109,047
Total	5,312	2,059,673	5,112	(350)	2,069,747
Operating Income (Loss)	(5,312)	251,527	(1,083)	—	245,132
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	78,702	—	—	(78,702)	—
Interest expense and amortization of debt discounts and issuance costs	(8,894)	(55,346)	—	—	(64,240)
Interest income	185	1,499	—	—	1,684
Capitalized interest	—	8,024	—	—	8,024
Losses on fuel derivatives	—	(63,471)	—	—	(63,471)
Loss on extinguishment of debt	(1,433)	(2,452)	—	—	(3,885)
Other, net	—	(9,797)	—	—	(9,797)
Total	68,560	(121,543)	—	(78,702)	(131,685)
Income (Loss) Before Income Taxes	63,248	129,984	(1,083)	(78,702)	113,447
Income tax expense (benefit)	(5,678)	50,199	—	—	44,521
Net Income (Loss)	$68,926	$79,785	$(1,083)	$(78,702)	$68,926
Comprehensive Loss	$(11,200)	$(341)	$(1,083)	$1,424	$(11,200)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,629	$249,985	$8,377	$—	$325,991
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	284,075	—		284,075
Accounts receivable, net	28	94,852	1,392	(205)	96,067
Spare parts and supplies, net	—	20,363	—	—	20,363
Prepaid expenses and other	29	66,665	46	—	66,740
Total	67,686	720,940	9,815	(205)	798,236
Property and equipment at cost	—	2,038,931	69,867	—	2,108,798
Less accumulated depreciation and amortization	—	(445,868)	(8,363)	—	(454,231)
Property and equipment, net	—	1,593,063	61,504	—	1,654,567
Long-term prepayments and other	—	132,724	—	—	132,724
Deferred tax assets, net	28,757	—	—	(28,757)	—
Goodwill and other intangible assets, net	—	121,456	1,618	—	123,074
Intercompany receivable	—	277,732	—	(277,732)	—
Investment in consolidated subsidiaries	855,289	—		(855,289)	—
TOTAL ASSETS	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$492	$114,935	$1,285	$(205)	$116,507
Air traffic liability	—	478,109	4,387	—	482,496
Other accrued liabilities	4,088	167,864	262	—	172,214
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,899	—	—	58,899
Total	4,580	819,807	5,934	(205)	830,116
Long-term debt and capital lease obligations	—	497,908	—	—	497,908
Intercompany payable	266,699	—	11,033	(277,732)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	355,968	—	—	355,968
Other liabilities and deferred credits	—	172,783	830		173,613
Deferred tax liabilities, net	—	199,300	—	(28,757)	170,543
Total	—	728,051	830	(28,757)	700,124
Shareholders' equity	680,453	800,149	55,140	(855,289)	680,453
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$69,420	$203,406	$8,676	$—	$281,502
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	278,545	—	—	278,545
Accounts receivable, net	61	81,248	625	(211)	81,723
Spare parts and supplies, net	—	19,164	—	—	19,164
Prepaid expenses and other	7	74,948	95	—	75,050
Total	69,488	662,311	9,396	(211)	740,984
Property and equipment at cost	—	1,927,126	58,126	—	1,985,252
Less accumulated depreciation and amortization	—	(427,315)	(5,195)	—	(432,510)
Property and equipment, net	—	1,499,811	52,931	—	1,552,742
Long-term prepayments and other	—	70,373	500	—	70,873
Deferred tax assets, net	26,059	—	—	(26,059)	—
Goodwill and other intangible assets, net	—	125,323	—	—	125,323
Intercompany receivable	—	242,248	—	(242,248)	—
Investment in consolidated subsidiaries	596,570	—	—	(596,570)	—
TOTAL ASSETS	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$755	$100,007	$759	$(211)	$101,310
Air traffic liability	—	427,302	3,464	—	430,766
Other accrued liabilities	530	159,583	145	—	160,258
Current maturities of long-term debt, less discount, and capital lease obligations	288	74,153	—	—	74,441
Total	1,573	761,045	4,368	(211)	766,775
Long-term debt and capital lease obligations	—	677,915	—	—	677,915
Intercompany payable	242,248	—	—	(242,248)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	372,700	—	—	372,700
Other liabilities and deferred credits	2,234	86,861	750	—	89,845
Deferred tax liabilities, net	—	162,684	—	(26,059)	136,625
Total	2,234	622,245	750	(26,059)	599,170
Shareholders' equity	446,062	538,861	57,709	(596,570)	446,062
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$692,117	$2,600,066	$62,827	$(865,088)	$2,489,922

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,954)	$420,547	$1,795	$—	$417,388
Cash Flows From Investing Activities:
Net payments to affiliates	—	(28,927)	—	28,927	—
Additions to property and equipment, including pre-delivery deposits	—	(165,710)	(13,128)	—	(178,838)
Proceeds from purchase assignment and leaseback transactions	—	31,851	—	—	31,851
Proceeds from disposition of property and equipment	—	15	1	—	16
Purchases of investments	—	(260,987)	—	—	(260,987)
Sales of investments	—	253,855	—	—	253,855
Other	—	—	—	—	—
Net cash provided by (used in) investing activities	—	(169,903)	(13,127)	28,927	(154,103)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(214,025)	—	—	(214,025)
Repurchases and conversion of Convertible Notes	(1,426)	—	—	—	(1,426)
Repurchases of common stock	(13,763)	—	—	—	(13,763)
Debt issuance costs	—	(1,653)	—	—	(1,653)
Net payments from affiliates	17,894	—	11,033	(28,927)	—
Excess tax benefit from equity awards	—	19,656	—	—	19,656
Other	458	(8,043)	—		(7,585)
Net cash provided by (used in) financing activities	3,163	(204,065)	11,033	(28,927)	(218,796)
Net increase (decrease) in cash and cash equivalents	(1,791)	46,579	(299)	—	44,489
Cash and cash equivalents—Beginning of Period	69,420	203,406	8,676	—	281,502
Cash and cash equivalents—End of Period	$67,629	$249,985	$8,377	$—	$325,991

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Supplemental Financial Information (unaudited)
Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2016:
Operating revenue	$551,180	$594,590	$671,837	$632,973
Operating income	91,868	118,870	173,855	10,869
Nonoperating income (loss)	(8,764)	9,770	(9,696)	(7,308)
Net income	51,466	79,570	102,454	1,942
Net Income Per Common Stock Share:
Basic	$0.96	$1.48	$1.92	$0.04
Diluted	0.95	1.48	1.91	0.04
2015:
Operating revenue	$540,280	$571,295	$631,738	$574,154
Operating income	71,164	91,416	154,677	108,846
Nonoperating loss	(29,165)	(12,155)	(41,695)	(47,400)
Net income	25,883	48,834	70,029	37,900
Net Income Per Common Stock Share:
Basic	$0.47	$0.89	$1.30	$0.71
Diluted	0.40	0.79	1.15	0.66
The Company's fourth quarter 2016 results include $109.1 million of special items consisting of a $49.4 million impairment charge in connection with its owned Boeing 767-300 fleet and related assets, a $38.8 million payment related to retroactive bonuses and a proposed collective bargaining agreement, and a 21.0 million charge related to the amount paid to terminate the Boeing 767-200 power by the hour engine maintenance contract. See Note 11 for additional information.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2016, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hawaiian Holdings, Inc.
We have audited Hawaiian Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hawaiian Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Hawaiian Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Hawaiian Holdings, Inc. and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 16, 2017

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2016, 2015 and 2014.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2016, 2015 and 2014.
iv.    Consolidated Balance Sheets, December 31, 2016 and 2015.
v.    Consolidated Statements of Shareholders' Equity Years ended December 31, 2016, 2015 and 2014.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2016, 2015 and 2014.
vii.    Notes to Consolidated Financial Statements.
(2)Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.
The information required by Schedule I, "Condensed Financial Information of Registrant" has been provided in Note 16 to the consolidated financial statements. All other schedules have been omitted because they are not required.

(b)Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as Exhibit 3.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 24, 2016).*
10.1	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+
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

10.8	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 6, 2006).*+
10.9	Hawaiian Holdings, Inc. 2016 Management Incentive Plan. +
10.10	Hawaiian Holdings, Inc. Outside Director Compensation Policy. +
10.11
Type A Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.2 to form 10-Q filed by Hawaiian Holdings, Inc. on April 25, 2013).*+

10.12
Type B Restricted Stock Unit Award Agreement, dated as of February 7, 2013, by and between Mark B. Dunkerley and Hawaiian Holdings, Inc. (filed as Exhibit 10.3 to form 10-Q filed by Hawaiian Holdings, Inc. on April 25, 2013).*+

10.13	Hawaiian Holdings, Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 12, 2015).*+
10.14	Form of Hawaiian Holdings, Inc. Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.15	Form of Hawaiian Holdings, Inc. Performance Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.16	Form of Hawaiian Holdings, Inc. Stock Option Agreement (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.17
Amended and Restated Mark B. Dunkerley Employment Agreement, dated as of December 24, 2016, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc.+

10.18	Employment Agreement, dated as of November 18, 2005, between Hawaiian Airlines, Inc. and Peter R. Ingram (filed as Exhibit 10.24 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 23, 2006).*+
10.18.1
First Amendment to Employment Agreement, dated as of November 2008, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.23 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 26, 2009).*+

10.18.2
Second Amendment to Employment Agreement, dated as of April 6, 2009, by and between Peter R. Ingram and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings,  Inc. on April 30, 2009).*+

10.19	Employment Agreement, dated as of July 11, 2005, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on May 9, 2007).*+
10.19.1
First Amendment to Employment Agreement, dated as of April 6, 2009, between Hawaiian Airlines, Inc. and Barbara Falvey (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 30, 2009).*+

10.20	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers. +

10.21	Form of Change in Control and Severance Agreement for executive officers. +
10.22
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.1
Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.2
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*

10.22.3
Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.4
Amendment No. 4 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.5
Amendment No. 5 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.4 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.6
Amendment No. 6 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.7
Amendment No. 7 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.8
Amendment No. 8 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.36.8 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.9
Amendment No. 9 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.36.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.10
Amended and Restated Letter Agreement No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.23
Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, National Association, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.24
Facility Agreement [Hawaiian 717-200 [55001]], dated as of June 27, 2011 by and between Hawaiian Airlines, Inc. and Boeing Capital Loan Corporation (filed as Exhibit 10.3 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines,  Inc. also entered into Facility Agreement [Hawaiian 717-200 [55002]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55118]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55121]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55122]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55123]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55124]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55125]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55126]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55128]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55129]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55130]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55131]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55132]], dated as of June 27, 2011; and Facility Agreement [Hawaiian 717-200 [55151]], dated as of June 27, 2011, which facility agreements are substantially identical to Facility Agreement 55001, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed.*‡

10.25
Lease Agreement 491HA, dated as of June 28, 2011, by and between Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of a trust beneficially owned by BCC Equipment Leasing Corporation, and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Lease Agreement 492HA, dated as of June 28, 2011; and Lease Agreement 493HA, dated as of June 28, 2011, which lease agreements are substantially identical to Lease Agreement 491HA, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡

10.26
Contract Services Agreement, dated as of June 29, 2011, by and between Hawaiian Airlines, Inc. and Airline Contract Maintenance and Equipment, Inc. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.27
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.27.1
Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015).*

10.27.2
Amendment #2 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.28
Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.29
Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.30
Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.31
Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.32
Trust Supplement No. 2013-1B-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.33
Revolving Credit Agreement (2013-1A), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.6 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.34
Revolving Credit Agreement (2013-1B), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.7 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.35
Intercreditor Agreement, dated as of May 29, 2013, among Wilmington Trust, National Association, as trustee, Natixis S.A., acting via its New York Branch, as liquidity provider, and Wilmington Trust, National Association, as subordination agent and trustee (filed as Exhibit 4.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.36
Deposit Agreement (Class A), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.9 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.37
Deposit Agreement (Class B), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.10 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.38
Escrow and Paying Agent Agreement (Class A), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as Exhibit 4.11 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.39
Escrow and Paying Agent Agreement (Class B), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as Exhibit 4.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.40
Note Purchase Agreement, dated as of May 29, 2013, among Hawaiian Airlines, Inc., Wilmington Trust, National Association, as trustee, Wilmington Trust, National Association, as subordination agent, Wells Fargo Bank Northwest, National Association, as escrow agent, and Wilmington Trust, National Association, as paying agent (filed as the Exhibit 4.13 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.41
Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and trustee) (Exhibit B to Note Purchase Agreement) (filed as Exhibit 4.14 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.42
Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee and securities intermediary) (Exhibit C to Note Purchase Agreement) (filed Exhibit 4.15 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.43	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.44	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.45	Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i.
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2016, 2015, 2014, 2013, and 2012.
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2016	$166	2,896		—	(3,028)	(a)	$34
2015	$135	484		—	(453)	(a)	$166
2014	$101	593		—	(559)	(a)	$135
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2016	$16,454	3,301	(b)	—	(2,397)	(c)	$17,358
2015	$14,499	2,895	(b)	—	(940)	(c)	$16,454
2014	$12,801	2,193	(b)	—	(495)	(c)	$14,499
Valuation Allowance on Deferred Tax Assets
2016	$3,912	—		—	(1,920)	(d)	$1,992
2015	$3,396	516		—	—		$3,912
2014	$2,923	473		—	—		$3,396

_______________________________________________________________________________

(a)	Doubtful accounts written off, net of recoveries.

(b)	Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)	Spare parts and supplies written off against the allowance for obsolescence.

(d)	Re-classified to uncertain tax position.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 16, 2017	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2017.

Signature	Title

/s/ MARK B. DUNKERLEY	President and Chief Executive Officer, and Director (Principal Executive Officer)
Mark B. Dunkerley
/s/ SHANNON L. OKINAKA	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ DONALD J. CARTY	Director
Donald J. Carty
/s/ EARL E. FRY	Director
Earl E. Fry
/s/ JOSEPH GUERRIERI, JR.	Director
Joseph Guerrieri, Jr.
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern