Form 10-Q
period 2017-03-31
HAWAIIAN HOLDINGS INC
filed 2017-04-21
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of April 14, 2017, 53,636,630 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Operating Revenue:
Passenger	$537,590	$482,027
Other	76,595	69,153
Total	614,185	551,180
Operating Expenses:
Wages and benefits	151,053	128,561
Aircraft fuel, including taxes and delivery	103,538	69,900
Maintenance, materials and repairs	59,404	60,504
Aircraft and passenger servicing	33,458	28,551
Commissions and other selling	33,186	33,031
Aircraft rent	33,135	29,388
Other rentals and landing fees	28,336	24,434
Depreciation and amortization	27,468	27,146
Purchased services	26,637	22,732
Special items	18,679	—
Other	31,997	29,983
Total	546,891	454,230
Operating Income	67,294	96,950
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(8,003)	(11,004)
Gains (losses) on fuel derivatives	(8,798)	(2,065)
Other components of net periodic benefit cost	(4,751)	(5,082)
Interest income	1,152	844
Capitalized interest	1,760	225
Loss on extinguishment of debt	—	(3,350)
Other, net	2,828	6,586
Total	(15,812)	(13,846)
Income Before Income Taxes	51,482	83,104
Income tax expense	14,570	31,638
Net Income	$36,912	$51,466
Net Income Per Share
Basic	$0.69	$0.96
Diluted	$0.68	$0.95

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net Income	$36,912	$51,466
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $896 and $570 for 2017 and 2016, respectively	1,468	927
Net change in derivative instruments, net of tax benefit of $4,325 and $5,007 for 2017 and 2016, respectively	(7,097)	(8,228)
Net change in available-for-sale investments, net of tax expense of $52 and $323 for 2017 and 2016, respectively	86	532
Total other comprehensive loss	(5,543)	(6,769)
Total Comprehensive Income	$31,369	$44,697

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$466,789	$325,991
Restricted cash	1,000	5,000
Short-term investments	273,700	284,075
Accounts receivable, net	104,485	96,067
Spare parts and supplies, net	18,622	20,363
Prepaid expenses and other	49,443	66,740
Total	914,039	798,236
Property and equipment, less accumulated depreciation and amortization of $480,614 and $454,231 as of March 31, 2017 and December 31, 2016, respectively	1,679,150	1,654,567
Other Assets:
Long-term prepayments and other	126,231	132,724
Intangible assets, less accumulated amortization of $20,672 and $20,337 as of March 31, 2017 and December 31, 2016, respectively	16,076	16,411
Goodwill	106,663	106,663
Total Assets	$2,842,159	$2,708,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124,260	$116,507
Air traffic liability	606,396	482,496
Other accrued liabilities	176,900	172,214
Current maturities of long-term debt and capital lease obligations	58,359	58,899
Total	965,915	830,116
Long-Term Debt and Capital Lease Obligations	477,169	497,908
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	355,074	355,968
Other liabilities and deferred credits	171,232	173,613
Deferred tax liability, net	167,056	170,543
Total	693,362	700,124
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share, 53,636,630 and 53,435,234 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	536	534
Capital in excess of par value	121,155	127,266
Accumulated income	693,058	656,146
Accumulated other comprehensive loss, net	(109,036)	(103,493)
Total	705,713	680,453
Total Liabilities and Shareholders’ Equity	$2,842,159	$2,708,601

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Net cash provided by Operating Activities	$208,949	$198,505
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(53,130)	(30,017)
Proceeds from purchase assignment and leaseback transactions	—	31,851
Purchases of investments	(68,155)	(54,748)
Sales of investments	78,301	53,320
Net cash provided by (used in) investing activities	(42,984)	406
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(21,872)	(82,303)
Repurchases and redemptions of convertible notes	—	(1,426)
Repurchases of common stock	—	(2,464)
Other	(7,295)	(5,307)
Net cash used in financing activities	(29,167)	(91,500)
Net increase in cash and cash equivalents	136,798	107,411
Cash, cash equivalents, and restricted cash - Beginning of Period	330,991	286,502
Cash, cash equivalents, and restricted cash - End of Period	$467,789	$393,913

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented.  Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted in the first quarter of 2017. The Company early adopted this standard during the first quarter of 2017. The adoption of ASU 2017-07 resulted in a reclassification of $5.1 million from wages and benefits to other components of net periodic benefit cost on the Company's consolidated statement of operations for three months ended March 31, 2016.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard during the first quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's condensed consolidated statement of cash flows. The inclusion of restricted cash increased the beginning balances of the condensed consolidated statement of cash flows by $5.0 million and the ending balances by $1.0 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard during the first quarter of 2017. The adoption of this guidance did not impact the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow an employer to withhold more shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company's consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by $5.2 million for the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is currently evaluating the effect that the provisions of ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and allows for either full retrospective or modified retrospective adoption.

The Company is currently evaluating the overall effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has determined that the new standard, once effective, will affect frequent flyer, ticket breakage, and airline ticket change fee accounting. The standard will preclude the Company from applying the incremental cost method of accounting for free travel awards earned by passengers issued from the HawaiianMiles program through flight activity. The Company will instead be required to allocate consideration received between the ticket and miles earned by passengers and defer the value of the miles until redemption, resulting in a significant increase to the deferred revenue liability on the balance sheet. Passenger revenue is currently recognized for unflown tickets when tickets expire unused. Under the new standard, the Company expects to estimate tickets that will expire unused and recognize revenue at the ticketed flight date. Fees for changing itineraries are currently recognized when received. The Company expects to defer the recognition of these fees until the related transportation is provided. Amounts currently classified in other revenue (e.g. bag and other ancillary fees) will be reclassified to passenger revenue. These changes could have a significant impact on the Company's financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component is as follows:

Details about accumulated other comprehensive loss components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2017	2016
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(1,212)	$(2,653)	Passenger revenue
Interest rate derivative gains	—	(291)	Interest expense
Total before tax	(1,212)	(2,944)
Tax expense	459	1,114
Total, net of tax	$(753)	$(1,830)
Amortization of defined benefit plan items
Actuarial loss	$2,228	$1,915	Other components of net periodic benefit cost
Prior service cost	60	57	Other components of net periodic benefit cost
Total before tax	2,288	1,972
Tax benefit	(867)	(746)
Total, net of tax	$1,421	$1,226
Short-term investments
Realized gain on sales of investments, net	$(8)	$(3)	Other nonoperating income
Total before tax	(8)	(3)
Tax expense	3	1
Total, net of tax	(5)	$(2)
Total reclassifications for the period	$663	$(606)

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2017 and 2016 is as follows:

Three months ended March 31, 2017	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	—	(6,344)	47	91	(6,206)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(753)	1,421	(5)	663
Net current-period other comprehensive income (loss)	—	(7,097)	1,468	86	(5,543)
Ending balance	$—	$(26)	$(108,734)	$(276)	$(109,036)

Three months ended March 31, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	(5,730)	(299)	534	(6,163)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(181)	(1,649)	1,226	(2)	(606)
Net current-period other comprehensive income (loss)	(849)	(7,379)	927	532	(6,769)
Ending balance	$(768)	$(2,500)	$(102,938)	$160	$(106,046)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2017 and 2016, anti-dilutive shares excluded from the calculation of diluted earnings per share were not material.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except for per share data)
Numerator:
Net Income	$36,912	$51,466
Denominator:
Weighted average common stock shares outstanding - Basic	53,562	53,656
Assumed exercise of stock options and awards	418	275
Assumed conversion of convertible note premium	—	24
Weighted average common stock shares outstanding - Diluted	53,980	53,955
Net Income Per Share
Basic	$0.69	$0.96
Diluted	$0.68	$0.95

Stock Repurchase Program

In April 2015, the Company's Board of Directors approved a stock repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. The Company had no stock repurchase activity during the three months ended March 31, 2017. As of March 31, 2017, the Company had $46.0 million remaining to spend under the stock repurchase program.

In April 2017, the Company's Board of Directors approved a modification to the stock repurchase program. Such modification extends the stock repurchase program through May 2019 and increases the current share authorization to $100 million of the Company's outstanding common stock.

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

The following is a summary of short-term investments held as of March 31, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017	(in thousands)
Corporate debt	$174,885	$54	$(285)	$174,654
U.S. government and agency debt	49,120	10	(131)	48,999
Municipal bonds	23,537	9	(59)	23,487
Other fixed income securities	26,560	—	—	26,560
Total short-term investments	$274,102	$73	$(475)	$273,700

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(in thousands)
Corporate debt	$171,139	$84	$(357)	$170,866
U.S. government and agency debt	53,916	8	(134)	53,790
Municipal bonds	22,893	1	(144)	22,750
Other fixed income securities	36,670	—	(1)	36,669
Total short-term investments	$284,618	$93	$(636)	$284,075

Contractual maturities of short-term investments as of March 31, 2017 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$73,640	$101,014	$174,654
U.S. government and agency debt	17,924	31,075	48,999
Municipal bonds	7,042	16,445	23,487
Other fixed income securities	23,934	2,626	26,560
Total short-term investments	$122,540	$151,160	$273,700

The Company classifies investments as current assets as these securities are available for use in its current operations.

6.  Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820) defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$259,654	$230,681	$28,973	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	273,700	—	273,700	—
Fuel derivative contracts:
Crude oil call options	4,597	—	4,597	—
Heating oil swaps	876	—	876	—
Foreign currency derivatives	5,353	—	5,353	—
Total assets measured at fair value	$545,180	$231,681	$313,499	$—
Fuel derivative contracts:
Heating oil swaps	$146	$—	$146	$—
Foreign currency derivatives	5,443	—	5,443	—
Total liabilities measured at fair value	$5,589	$—	$5,589	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$123,120	$104,113	$19,007	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	284,075	—	284,075	—
Fuel derivative contracts:
Crude oil call options	8,489	—	8,489	—
Heating oil swaps	6,601	—	6,601	—
Foreign currency derivatives	12,906	—	12,906	—
Total assets measured at fair value	$440,191	$109,113	$331,078	$—
Foreign currency derivatives	1,469	—	1,469	—
Total liabilities measured at fair value	$1,469	$—	$1,469	$—

Cash equivalents.  The Company's level 1 cash equivalents consist of money market securities and the level 2 cash equivalents consist of U.S. agency bonds, mutual funds, and commercial paper. The instruments classified as level 2 are valued using quoted prices for similar assets in active markets.

Restricted cash.  The Company’s restricted cash consists of cash held as collateral by institutions that process our credit card transactions for advanced ticket sales, which is valued similarly to the money market securities held as cash equivalents.

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

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
March 31, 2017					December 31, 2016
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$463,068	$466,147	$—	$—	$466,147	$481,874	$484,734	$—	$—	$484,734

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2017, the Company primarily used heating oil swaps and crude oil call options to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2017	2016
	(in thousands)
Gains (losses) realized at settlement	$2,589	$(19,025)
Reversal of prior period unrealized amounts	(7,947)	17,810
Unrealized losses that will settle in future periods	(3,440)	(850)
Losses on fuel derivatives recorded as Nonoperating Income (expense)	$(8,798)	$(2,065)

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net loss of approximately $0.4 million into earnings over the next 12 months from AOCI based on the values at March 31, 2017.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Other accrued liabilities	16,327,950 Japanese Yen 43,378 Australian Dollars	March 2018	4,064	(4,820)	(756)
	Long-term prepayments and other	4,752,925 Japanese Yen 7,104 Australian Dollars	March 2019	1,284	(498)	786
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	882,350 Japanese Yen 1,928 Australian Dollars	June 2017	5	(125)	(120)
Fuel derivative contracts	Prepaid expenses and other	89,754 gallons	March 2018	5,473	(146)	5,327

Derivative position as of December 31, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,121,500 Japanese Yen 41,917 Australian Dollars	December 2017	9,803	(1,349)	8,454
	Long-term prepayments and other	4,371,900 Japanese Yen 8,434 Australian Dollars	December 2018	2,632	(59)	2,573
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	879,050 Japanese Yen 5,802 Australian Dollars	March 2017	471	(61)	410
Fuel derivative contracts	Prepaid expenses and other	17,850 gallons	December 2017	15,090	—	15,090

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Foreign currency derivatives	$10,210	$9,217	$(1,212)	$(2,653)	$—	$—
Interest rate derivatives	—	923	—	(291)	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2017 and December 31, 2016.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of March 31, 2017, the expected maturities of long-term debt for the remainder of 2017 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2017	$29,996
2018	48,244
2019	72,927
2020	21,413
2021	49,060
Thereafter	241,428
$463,068

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
As of March 31, 2017, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining in 2017	$89,912	$4,119
2018	118,017	7,137
2019	117,872	6,849
2020	97,717	6,682
2021	64,730	6,760
Thereafter	222,227	107,751
	$710,475	$139,298
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2017	2016
	(in thousands)
Service cost	$3,813	$3,713
Other cost:
Interest cost	7,259	7,582
Expected return on plan assets	(4,796)	(4,472)
Recognized net actuarial loss	2,287	1,973
Total other components of the net periodic benefit cost	4,750	5,083
Net periodic benefit cost	$8,563	$8,796

The Company contributed $6.4 million and $0.3 million to its defined benefit and other postretirement plans during the three months ended March 31, 2017 and 2016, respectively.

On March 24, 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). As further discussed in Note 12, during the three months ended March 31, 2017, the Company accrued a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid. In the second half of 2017, the Company currently estimates to make a one-time cash payment between $100 million and $110 million to settle a portion of its outstanding other post-retirement plan obligation with its pilots. The Company currently estimates to also incur a financial charge between $10 million and $15 million related to the settlement when it occurs.

11. Commitments and Contingent Liabilities

Commitments

As of March 31, 2017, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2017
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

The Company has operating commitments with a third-party to provide aircraft maintenance services which require fixed payments as well as variable payments based on flight hours for its Airbus fleet through 2027. The Company also has operating commitments with third-party service providers for IT, accounting services, and a capacity purchase agreement through 2024.

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed payments for those deliveries as of March 31, 2017 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2017	$204,880	$59,351	$264,231
2018	409,234	64,378	473,612
2019	489,159	58,683	547,842
2020	236,380	57,316	293,696
2021	165,643	54,974	220,617
Thereafter	129,870	390,870	520,740
	$1,635,166	$685,572	$2,320,738

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $1.0 million at March 31, 2017 and $5.0 million at December 31, 2016.

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

12. Special Items

In February 2017, the Company reached a tentative agreement with ALPA, covering the Company's pilots. In March 2017, Company received notice from ALPA that the agreement was ratified by its members.  The agreement is effective April 1, 2017 and has a term of 63-months.  The contract includes (amongst other various benefits) a pay adjustment and ratification bonus computed based on previous service. During the three months ended March 31, 2017, the Company accrued $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid, and (2) a one-time true up of the pilot vacation accrual at the new negotiated contract rates.

13. Supplemental Cash Flow Information

Non-cash investing and financing activities for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$—	$9,104

14. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 14 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 14 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$612,543	$1,746	$(104)	$614,185
Operating Expenses:
Wages and benefits	—	151,053	—	—	151,053
Aircraft fuel, including taxes and delivery	—	103,538	—	—	103,538
Maintenance materials and repairs	—	57,293	2,111	—	59,404
Aircraft and passenger servicing	—	33,458	—	—	33,458
Commissions and other selling	6	33,207	19	(46)	33,186
Aircraft rent	—	33,135	—	—	33,135
Other rentals and landing fees	—	28,336	—	—	28,336
Depreciation and amortization	—	26,517	951	—	27,468
Purchased services	106	26,354	192	(15)	26,637
Special charges	—	18,679	—	—	18,679
Other	1,152	30,453	435	(43)	31,997
Total	1,264	542,023	3,708	(104)	546,891
Operating Income (Loss)	(1,264)	70,520	(1,962)	—	67,294
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	37,002	—	—	(37,002)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,003)	—	—	(8,003)
Other components of net periodic pension cost	—	(4,751)	—	—	(4,751)
Interest income	70	1,082	—	—	1,152
Capitalized interest	—	1,760	—	—	1,760
Losses on fuel derivatives	—	(8,798)	—	—	(8,798)
Other, net	—	2,828	—	—	2,828
Total	37,072	(15,882)	—	(37,002)	(15,812)
Income (Loss) Before Income Taxes	35,808	54,638	(1,962)	(37,002)	51,482
Income tax expense (benefit)	(1,104)	15,674	—	—	14,570
Net Income (Loss)	$36,912	$38,964	$(1,962)	$(37,002)	$36,912
Comprehensive Income (Loss)	$31,369	$33,421	$(1,962)	$(31,459)	$31,369

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$550,134	$1,163	$(117)	$551,180
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	69,900	—	—	69,900
Wages and benefits	—	128,561	—	—	128,561
Aircraft rent	—	29,388	—	—	29,388
Maintenance materials and repairs	—	59,100	1,404	—	60,504
Aircraft and passenger servicing	—	28,551	—	—	28,551
Commissions and other selling	1	33,052	16	(38)	33,031
Depreciation and amortization	—	26,399	747	—	27,146
Other rentals and landing fees	—	24,434	—	—	24,434
Purchased services	35	22,640	72	(15)	22,732
Other	1,326	28,596	125	(64)	29,983
Total	1,362	450,621	2,364	(117)	454,230
Operating Income (Loss)	(1,362)	99,513	(1,201)	—	96,950
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	51,816	—	—	(51,816)	—
Interest expense and amortization of debt discounts and issuance costs	117	(11,121)	—	—	(11,004)
Other components of net periodic pension cost	—	(5,082)	—	—	(5,082)
Interest income	59	785	—	—	844
Capitalized interest	—	225	—	—	225
Losses on fuel derivatives	—	(2,065)	—	—	(2,065)
Loss on extinguishment of debt	—	(3,350)	—	—	(3,350)
Other, net	—	6,586	—	—	6,586
Total	51,992	(14,022)	—	(51,816)	(13,846)
Income (Loss) Before Income Taxes	50,630	85,491	(1,201)	(51,816)	83,104
Income tax expense (benefit)	(836)	32,474	—	—	31,638
Net Income (Loss)	$51,466	$53,017	$(1,201)	$(51,816)	$51,466
Comprehensive Income (Loss)	$44,697	$46,248	$(1,201)	$(45,047)	$44,697

Condensed Consolidating Balance Sheets
March 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,070	$391,405	$7,314	$—	$466,789
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	273,700	—		273,700
Accounts receivable, net	28	103,073	1,693	(309)	104,485
Spare parts and supplies, net	—	18,622	—	—	18,622
Prepaid expenses and other	106	49,072	265	—	49,443
Total	68,204	836,872	9,272	(309)	914,039
Property and equipment at cost	—	2,089,033	70,731	—	2,159,764
Less accumulated depreciation and amortization	—	(471,416)	(9,198)	—	(480,614)
Property and equipment, net	—	1,617,617	61,533	—	1,679,150
Long-term prepayments and other	—	126,231	—	—	126,231
Deferred tax assets, net	29,861	—	—	(29,861)	—
Goodwill and other intangible assets, net	—	121,237	1,502	—	122,739
Intercompany receivable	—	290,111	—	(290,111)	—
Investment in consolidated subsidiaries	887,587	—	—	(887,587)	—
TOTAL ASSETS	$985,652	$2,992,068	$72,307	$(1,207,868)	$2,842,159
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$524	$121,240	$2,805	$(309)	$124,260
Air traffic liability	—	602,352	4,044	—	606,396
Other accrued liabilities	487	176,150	263	—	176,900
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,359	—	—	58,359
Total	1,011	958,101	7,112	(309)	965,915
Long-term debt and capital lease obligations	—	477,169	—	—	477,169
Intercompany payable	278,928	—	11,183	(290,111)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	355,074	—	—	355,074
Other liabilities and deferred credits	—	170,398	834		171,232
Deferred tax liabilities, net	—	196,917	—	(29,861)	167,056
Total	—	722,389	834	(29,861)	693,362
Shareholders’ equity	705,713	834,409	53,178	(887,587)	705,713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$985,652	$2,992,068	$72,307	$(1,207,868)	$2,842,159

Condensed Consolidating Balance Sheets
December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,629	$249,985	$8,377	$—	$325,991
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	284,075	—	—	284,075
Accounts receivable, net	28	94,852	1,392	(205)	96,067
Spare parts and supplies, net	—	20,363	—	—	20,363
Prepaid expenses and other	29	66,665	46	—	66,740
Total	67,686	720,940	9,815	(205)	798,236
Property and equipment at cost	—	2,038,931	69,867	—	2,108,798
Less accumulated depreciation and amortization	—	(445,868)	(8,363)	—	(454,231)
Property and equipment, net	—	1,593,063	61,504	—	1,654,567
Long-term prepayments and other	—	132,724	—	—	132,724
Deferred tax assets, net	28,757	—	—	(28,757)	—
Goodwill and other intangible assets, net	—	121,456	1,618	—	123,074
Intercompany receivable	—	277,732	—	(277,732)	—
Investment in consolidated subsidiaries	855,289	—	—	(855,289)	—
TOTAL ASSETS	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492	$114,935	$1,285	$(205)	$116,507
Air traffic liability	—	478,109	4,387	—	482,496
Other accrued liabilities	4,088	167,864	262	—	172,214
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,899	—	—	58,899
Total	4,580	819,807	5,934	(205)	830,116
Long-term debt and capital lease obligations	—	497,908	—	—	497,908
Intercompany payable	266,699	—	11,033	(277,732)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	355,968	—	—	355,968
Other liabilities and deferred credits	—	172,783	830	—	173,613
Deferred tax liabilities, net	—	199,300	—	(28,757)	170,543
Total	—	728,051	830	(28,757)	700,124
Shareholders’ equity	680,453	800,149	55,140	(855,289)	680,453
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,102)	$210,250	$(199)		$208,949
Cash Flows From Investing Activities:
Net payments to affiliates	—	(1,495)	—	1,495	—
Additions to property and equipment, including pre-delivery deposits	—	(52,266)	(864)	—	(53,130)
Purchases of investments	—	(68,155)	—	—	(68,155)
Sales of investments	—	78,301	—	—	78,301
Net cash used in investing activities	—	(43,615)	(864)	1,495	(42,984)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(21,872)	—	—	(21,872)
Net payments from affiliates	1,495	—	—	(1,495)	—
Other	48	(7,343)	—	—	(7,295)
Net cash provided by (used in) financing activities	1,543	(29,215)	—	(1,495)	(29,167)
Net increase (decrease) in cash and cash equivalents	441	137,420	(1,063)	—	136,798
Cash, cash equivalents, & restricted cash - Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, & restricted cash - End of Period	$68,070	$392,405	$7,314	$—	$467,789

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,387)	$200,071	$(179)	$—	$198,505
Cash Flows From Investing Activities:
Net payments to affiliates	—	(3,314)	—	3,314	—
Additions to property and equipment, including pre-delivery deposits	—	(29,490)	(527)	—	(30,017)
Proceeds from purchase assignment and leaseback transaction	—	31,851	—	—	31,851
Net proceeds from disposition of property and equipment	—	—	—	—	—
Purchases of investments	—	(54,748)	—	—	(54,748)
Sales of investments	—	53,320	—	—	53,320
Net cash provided by (used in) investing activities	—	(2,381)	(527)	3,314	406
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(82,303)	—	—	(82,303)
Repurchase of convertible notes	(1,426)	—	—	—	(1,426)
Net payments from affiliates	3,314	—	—	(3,314)	—
Repurchases of Common Stock	(2,464)	—	—	—	(2,464)
Other	148	(5,455)	—	—	(5,307)
Net cash used in financing activities	(428)	(87,758)	—	(3,314)	(91,500)
Net increase (decrease) in cash and cash equivalents	(1,815)	109,932	(706)	—	107,411
Cash, cash equivalents, & restricted cash - Beginning of Period	69,420	208,406	8,676	—	286,502
Cash, cash equivalents, & restricted cash - End of Period	$67,605	$318,338	$7,970	$—	$393,913

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation, statements regarding: our expectations regarding our financial performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter of 2017; our full year 2017 effective tax rate; our expected fleet as of March 31, 2018; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; our hedging program; the availability of financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft; the effects of any litigation on our operations or business; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; our competitive environment; fluctuations in demand for transportation in the markets in which we operate; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft deliveries or other loss of fleet capacity; fluctuations in our share price; and our financial liquidity. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes and collectively with the Neighbor Island routes, referred to as our “Domestic” routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of December 2016, the latest available data. As of March 31, 2017, we had 6,234 active employees.

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

Financial Highlights

•	GAAP net income in the first quarter of $36.9 million or $0.68 per diluted share.

•	Adjusted net income in the first quarter of $56.0 million or $1.04 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $740.5 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial revenue performance to improve in the second quarter compared to the prior year period due to improved passenger loads, increased capacity, higher average fares specifically in our North America and International routes, and increased rates for, and volume of, cargo transported. We expect available seat miles during the quarter ending June 30, 2017 to increase by 3.0% to 5.0% from the prior year period, while we expect operating revenue per available seat mile to increase by 5.5% to 8.5% from the prior year period.  We expect operating cost per available seat mile (CASM) for the quarter ending June 30, 2017 to increase by 8.0% to 11.0% from the prior year period.  Our expected increase in CASM during the second quarter of 2017 as compared to the prior year period is primarily driven by our expectation of increases to fuel prices, increases in wages and benefits primarily due to contractual rate increases, increases in aircraft rent due to additional aircraft in our fleet, increases in other rental and landing fees due to increases in rates, passengers and landing frequencies, and increases in aircraft and passenger servicing and purchased services due primarily to the growth in our operations.

Fleet Summary

The table below summarizes our total fleet as of March 31, 2016 and 2017, and expected fleet as of March 31, 2018 (based on existing agreements):

	March 31, 2016			March 31, 2017			March 31, 2018
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	10	12	22	11	12	23	11	13	24
767-300	4	4	8	4	4	8	4	3	7
717-200	3	15	18	5	15	20	5	15	20
ATR turboprop (1)	—	6	6	—	6	6	—	6	6
A321neo	—	—	—	—	—	—	2	5	7
Total	17	37	54	20	37	57	22	42	64

(1)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

Results of Operations

For the three months ended March 31, 2017, we generated net income of $36.9 million, or $0.68 per diluted share, compared to net income of $51.5 million, or $0.95 per diluted share, for the same period in 2016.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2017		2016
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,704		2,646
Revenue passenger miles (RPM)	3,797,725		3,541,069
Available seat miles (ASM)	4,521,098		4,366,995
Passenger revenue per RPM (Yield)	14.16	¢	13.61	¢
Passenger load factor (RPM/ASM)	84.0%		81.1%
Passenger revenue per ASM (PRASM)	11.89	¢	11.04	¢
Total Operations (a) :
Revenue passengers flown	2,704		2,647
RPM	3,798,493		3,542,059
ASM	4,522,353		4,368,096
Operating revenue per ASM (RASM)	13.58	¢	12.62	¢
Operating cost per ASM (CASM)	12.09	¢	10.40	¢
CASM excluding aircraft fuel and special items (b)	9.39	¢	8.80	¢
Aircraft fuel expense per ASM (c)	2.29	¢	1.60	¢
Revenue block hours operated	45,005		42,726
Gallons of aircraft fuel consumed	61,738		57,855
Average cost per gallon of aircraft fuel (actual) (c)	$1.68		$1.21

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2017, operating revenue increased $63.0 million, or 11.4%, as compared to the prior year period, driven by increased passenger revenue.

Passenger revenue

For the three months ended March 31, 2017, passenger revenue increased $55.6 million, or 11.5%, as compared to the prior year period. Details of these changes are described in the table below:

	Three months ended March 31, 2017 as compared to three months ended March 31, 2016
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$20.8	6.7%	(1.2)%	(6.0)%
International	34.8	4.5	28.1	25.3
Total scheduled	$55.6	4.0%	7.2%	3.5%

Domestic

For the three months ended March 31, 2017, revenue on our domestic routes increased by $20.8 million or 6.7% as compared to the prior year period. The increase was due to a combination of higher average fares and improved passenger load factors within our North America routes.

International

For the three months ended March 31, 2017, revenue on our international routes increased by $34.8 million or 33.8%, as compared to the prior year period. The increase was primarily due to improved passenger load factors, higher average fares, and expansion of our Hawaii to Tokyo, Japan service, including the introduction of service from Honolulu to Narita, Japan (July 2016), Kona to Tokyo Haneda Airport (December 2016), and expansion of existing Honolulu to Haneda service.

Other operating revenue

For the three months ended March 31, 2017, other operating revenue increased by $7.4 million, or 10.8%, as compared to the prior year period. The increase was primarily due to an increase in the volume of cargo transported during the three months ended March 31, 2017.

Operating Expense

Operating expenses were $546.9 million and $454.2 million for the three months ended March 31, 2017 and 2016, respectively. Increases (decreases) in operating expenses for the three months ended March 31, 2017 as compared to the prior year period are detailed below:

	Increase / (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016
	$	%
Operating expenses	(in thousands)
Wages and benefits	$22,492	17.5%
Aircraft fuel, including taxes and delivery	33,638	48.1
Maintenance, materials and repairs	(1,100)	(1.8)
Aircraft and passenger servicing	4,907	17.2
Commissions and other selling	155	0.5
Aircraft rent	3,747	12.8
Other rentals and landing fees	3,902	16.0
Depreciation and amortization	322	1.2
Purchased services	3,905	17.2
Special items	18,679	N/A
Other	2,014	6.7
Total	$92,661	20.4%

Wages and benefits

Wages and benefits expense increased by $22.5 million, or 17.5%, for the three months ended March 31, 2017, as compared to the prior year period. The increase was due to a 9.0% increase in the number of employees, increased wages which were retroactively applied in connection with the recently approved collective bargaining agreement with our pilot union, the Air Line Pilots Association (ALPA), and increased employee health benefit costs.

Aircraft fuel

Aircraft fuel expense increased during the three months ended March 31, 2017, as compared to the prior year period, primarily due to the increase in the average fuel price per gallon and an increase in consumption as illustrated in the following table:

	Three months ended March 31,
	2017	2016	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$103,538	$69,900	48.1%
Fuel gallons consumed	61,738	57,855	6.7%
Average fuel price per gallon, including taxes and delivery	$1.68	$1.21	38.8%

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

	Three months ended March 31,
	2017	2016	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$103,538	$69,900	48.1%
Realized losses (gains) on settlement of fuel derivative contracts	(2,589)	19,025	(113.6)%
Economic fuel expense	$100,949	$88,925	13.5%
Fuel gallons consumed	61,738	57,855	6.7%
Economic fuel costs per gallon	$1.64	$1.54	6.5%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Aircraft and passenger servicing

Aircraft and passenger servicing increased by $4.9 million, or 17.2%, for the three months ended March 31, 2017, as compared to the prior year period. The increase was primarily due to the increase in number of flights as compared to the three months ended March 31, 2016 which resulted in higher ground handling and food and beverage expenses.

Other rentals and landing fees

Other rentals and landing fees increased by $3.9 million, or 16.0%, for the three months ended March 31, 2017, as compared to the prior year period, primarily due to increases in landing fee rates, passengers and landing frequencies. Airport rental fees also increased compared to the prior year period.

Purchased services

Purchased services increased by $3.9 million, or 17.2%, for the three months ended March 31, 2017, as compared to the prior year period. The increase was primarily due to an increase in outsourced web and third-party vendor reservation fees resulting from increased passenger counts.

Special items

In February 2017, we reached a tentative agreement with ALPA, covering our pilots. In March 2017, we received notice from ALPA that the agreement was ratified by its members.  The 63-month agreement is effective April 1, 2017.  The contract includes a pay adjustment and ratification bonus, amongst other various benefits. During the three months ended March 31, 2017, we accrued $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid, and (2) a one-time true up of the pilot vacation accrual at the new negotiated contract rates. In the second half of 2017, we currently estimate to make a one-time cash payment between $100 million and $110 million to settle a portion of our outstanding other post-retirement plan obligation with our pilots. We currently estimate to also incur a financial charge between $10 million and $15 million related to the settlement when it occurs.

Nonoperating Income (Expense)

Net nonoperating expense increased by $2.0 million, or 14.2%, for the three months ended March 31, 2017, as compared to the prior year period. The increase was primarily due to an increase of fuel derivative losses of $6.7 million partially offset by a $3.0 million decrease in interest expense and amortization of debt discounts and issuance costs due to the early retirement of debt.

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), requiring an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. As of March 31, 2017 we recorded $4.8 million in other components of net periodic benefit cost, along with a reclassification of $5.1 million from wages and benefits to other components of net periodic benefit cost in the prior period.

Income Taxes

The effective tax rates for the three months ended March 31, 2017 and 2016 were 28.3% and 38.1%, respectively. We expect our full year 2017 effective tax rate to be higher than our effective tax rate for the three months ended March 31, 2017. The 28.3% rate includes a discrete item for the excess tax benefit from equity awards which is not expected to be as significant throughout the remainder of 2017 due to the timing of our stock compensation vesting. We consider a variety of factors in determining our effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses, and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of March 31, 2017, we had $466.8 million in cash and cash equivalents and $273.7 million in short-term investments, an increase of $130.4 million from December 31, 2016.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and periodically finance our aircraft through secured debt and lease financings. At March 31, 2017, we had approximately $535.5 million of debt and capital lease obligations, including approximately $58.4 million classified as a current liability in the unaudited Consolidated Balance Sheets. See the Contractual Obligations table below for a description of our estimated contractual obligations as of March 31, 2017.

We also have access to a secured revolving credit and letter of credit facility in an amount of up to $225 million, maturing in December 2019. As of March 31, 2017, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $208.9 million and $198.5 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to an increase in air traffic liability, partially offset by a decrease in net income.

Net cash used in investing activities was $43.0 million for the three months ended March 31, 2017 due to purchases of property and equipment, and pre-delivery payments for future aircraft deliveries, offset by a net cash inflow related to investment activity.

Net cash used in financing activities was $29.2 million for the three months ended March 31, 2017 primarily due to the repayment of long-term debt and capital lease obligations.

Capital Commitments

As of March 31, 2017, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2017
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed expenditures for these aircraft, engines and related flight equipment approximates $205 million for the remainder of 2017, $409 million in 2018, $489 million in 2019, $236 million in 2020, $166 million in 2021 and $130 million thereafter.

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

Stock Repurchase Program

In April 2015, our Board of Directors approved a stock repurchase program under which we may purchase up to $100 million of our outstanding common stock over a two-year period ending in April 2017 through the open market, established plans or privately negotiated transactions in accordance with applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We had no stock repurchase activity during the three months ended March 31, 2017. As of March 31, 2017, we had $46 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

In April 2017, our Board of Directors approved a modification to the stock repurchase program. Such modification extends the stock repurchase program through May 2019 and increases the current share authorization to $100 million of our outstanding common stock.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $1.0 million and $5.0 million as of March 31, 2017 and December 31, 2016, respectively.

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

Pension and Postemployment Benefit Plan Funding

We contributed $6.4 million to our defined benefit and other postretirement plans during the three months ended March 31, 2017. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

On March 24, 2017, we announced the ratification of a 63-month contract amendment with our pilots as represented by the Air

Line Pilots Association (ALPA). In the second half of the year, we currently estimate to make a one-time cash payment between $100 million and $110 million to settle a portion of our outstanding other post-retirement plan obligation with our pilots. We currently estimate to also incur a financial charge between $10 million and $15 million related to the settlement when it occurs.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2017 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2017	2018 - 2019	2020 - 2021	2022 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$670,308	$56,453	$192,341	$119,008	$302,506
Operating leases—aircraft and related equipment (2)	710,475	89,912	235,889	162,447	222,227
Operating leases—non-aircraft	139,298	4,119	13,986	13,442	107,751
Purchase commitments - Capital (3)	1,635,166	204,880	898,393	402,023	129,870
Purchase commitments - Operating (4)	685,572	59,351	123,061	112,290	390,870
Projected employee benefit contributions (5)	72,833	43,633	29,200	—	—
Total contractual obligations	$3,913,652	$458,348	$1,492,870	$809,210	$1,153,224

(1)	Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, four Boeing 767-300 aircraft, and three Boeing 717-200 aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, accounting, IT, capacity purchases, and the estimated rental payments for a cargo and maintenance hangar. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amounts include our estimated minimum contributions to our pension plans (based on actuarially determined estimates) and contributions to our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2019. As discussed in Note 10 herein, "Employee Benefits Plans", we currently estimate to make a one-time cash payment between $100 million and $110 million to settle a portion of our outstanding other post-retirement plan obligation with our pilots. As the amount is not yet finalized, it is not included in the table above.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel and interest rate derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments allows investors to better analyze our operational performance and compare its results to other airlines in the periods presented below.

•	Loss on extinguishment of debt, net of tax, is excluded to allow investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

•
During the three months ended March 31, 2017, we accrued $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid, and (2) a one-time true up of the pilot vacation accrual at the new negotiated contract rates. These one-time charges are considered special items and are not expected to represent ongoing expenses. We believe that excluding such special items allows investors to better analyze our operational performance and compare our results to other airlines in the periods presented below.

	Three months ended March 31,
	2017		2016
	Total	Diluted Per Share	Total	Diluted Per Share
GAAP net income, as reported	$36,912	$0.68	$51,466	$0.95
Add: changes in fair value of derivative contracts	11,387	0.21	(16,960)	(0.31)
Add: loss on extinguishment of debt	—	—	3,350	0.06
Add: special items	18,679	0.35	—	—
Tax effect of adjustments	(11,001)	$(0.20)	5,172	$0.10
Adjusted net income	$55,977	$1.04	$43,028	$0.80

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and non-recurring items (if applicable) to measure and monitor our costs.

CASM and CASM - excluding aircraft fuel and special items, are summarized in the table below:

	Three months ended March 31,
	2017	2016
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$546,891	$454,230
Less: aircraft fuel, including taxes and delivery	(103,538)	(69,900)
Less: special items	$(18,679)	$—
Adjusted operating expenses - excluding aircraft fuel and special items	$424,674	$384,330
Available Seat Miles	4,522,353	4,368,096
CASM - GAAP	12.09 ¢	10.40 ¢
Less: aircraft fuel	(2.29)	(1.60)
Less: special items	(0.41)	—
CASM - excluding aircraft fuel and special items	9.39 ¢	8.80 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies, see Note 2 herein, "Significant Accounting Policies," and the section titled “Critical Accounting Policies and Estimates” and Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (i.e. aircraft fuel prices), interest rate risk and foreign currency risk. We have market-sensitive instruments in the form of financial derivatives used to offset our exposure to aircraft fuel price increases and financial hedge instruments used to hedge our exposure to foreign currency exchange risk. The adverse effects of potential changes in these market risks are discussed below.

The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 19% and 15% of our operating expenses for the three months ended March 31, 2017 and March 31, 2016, respectively. Approximately 72% of our fuel was based on Singapore jet fuel prices and 28% was based on U.S. West Coast jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2017, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.0 million, excluding the impact of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three months ended March 31, 2017, our fuel hedge program primarily consisted of heating oil swaps and crude oil call options. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of March 31, 2017, we hedged approximately 41% of our projected fuel requirements for the remainder of 2017 with heating oil swaps and crude oil call options. As of March 31, 2017, the fair value of these fuel derivative agreements reflected a net asset of $5.3 million recorded in prepaid expenses and other assets in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures.

We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of March 31, 2017, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2017, we had $548.7 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $11.1 million as of March 31, 2017.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2017 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $22.2 million and $13.0 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of March 31, 2017, the fair value of our foreign currency forwards reflected a net liability of $0.1 million recorded in other accrued liabilities in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2015, our Board of Directors approved a stock repurchase program under which we may repurchase up to $100 million of our outstanding common stock over a two-year period through the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time. We had no stock repurchase activity during the three months ended March 31, 2017. As of March 31, 2017, we had $46.0 million remaining to spend under the stock repurchase program.

In April 2017, our Board of Directors approved a modification to the stock repurchase program. Such modification extends the stock repurchase program through May 2019 and increases the current share authorization to $100 million of our outstanding common stock.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2017 and years ended December 31, 2016, 2015, 2014, 2013 and 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	April 21, 2017	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)