Form 10-Q
period 2017-06-30
HAWAIIAN HOLDINGS INC
filed 2017-07-26
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 19, 2017, 53,560,764 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Operating Revenue:
Passenger	$593,210	$518,572	$1,130,800	$1,000,599
Other	82,125	76,018	158,720	145,171
Total	675,335	594,590	1,289,520	1,145,770
Operating Expenses:
Wages and benefits	154,660	130,801	305,713	259,362
Aircraft fuel, including taxes and delivery	102,774	83,798	206,312	153,698
Maintenance, materials and repairs	52,566	54,585	111,970	115,089
Aircraft and passenger servicing	34,751	30,723	68,209	59,274
Aircraft rent	34,553	30,066	67,688	59,454
Commissions and other selling	32,557	31,425	65,738	64,456
Other rentals and landing fees	27,438	24,978	55,774	49,412
Depreciation and amortization	27,872	26,988	55,340	54,134
Purchased services	28,055	24,543	54,692	47,275
Special items	4,771	—	23,450	—
Other	32,789	32,731	64,791	62,714
Total	532,786	470,638	1,079,677	924,868
Operating Income	142,549	123,952	209,843	220,902
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(7,711)	(8,910)	(15,714)	(19,914)
Gains (losses) on fuel derivatives	(4,712)	21,087	(13,510)	19,022
Other components of net periodic benefit cost	(4,750)	(5,082)	(9,501)	(10,164)
Interest income	1,467	1,087	2,619	1,931
Capitalized interest	2,082	463	3,842	688
Loss on extinguishment of debt	—	(6,643)	—	(9,993)
Other, net	433	2,686	3,261	9,272
Total	(13,191)	4,688	(29,003)	(9,158)
Income Before Income Taxes	129,358	128,640	180,840	211,744
Income tax expense	48,925	49,070	63,495	80,708
Net Income	$80,433	$79,570	$117,345	$131,036
Net Income Per Share
Basic	$1.50	$1.48	$2.19	$2.45
Diluted	$1.49	$1.48	$2.18	$2.43

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2017	2016
	(unaudited)
Net Income	$80,433	$79,570
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $897 and $745 for 2017 and 2016, respectively	1,390	1,228
Net change in derivative instruments, net of tax expense of $768 and net of tax benefit of $4,309 for 2017 and 2016, respectively	1,261	(7,080)
Net change in available-for-sale investments, net of tax expense of $20 and $93 for 2017 and 2016, respectively	32	151
Total other comprehensive income (loss)	2,683	(5,701)
Total Comprehensive Income	$83,116	$73,869

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Net Income	$117,345	$131,036
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $1,794 and $1,315 for 2017 and 2016, respectively	2,858	2,155
Net change in derivative instruments, net of tax benefit of $3,557 and $9,316 for 2017 and 2016, respectively	(5,836)	(15,308)
Net change in available-for-sale investments, net of tax expense of $72 and $416 for 2017 and 2016, respectively	118	683
Total other comprehensive loss	(2,860)	(12,470)
Total Comprehensive Income	$114,485	$118,566

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$578,694	$325,991
Restricted cash	1,000	5,000
Short-term investments	265,059	284,075
Accounts receivable, net	86,472	96,067
Spare parts and supplies, net	23,024	20,363
Prepaid expenses and other	46,612	66,740
Total	1,000,861	798,236
Property and equipment, less accumulated depreciation and amortization of $393,388 and $454,231 as of June 30, 2017 and December 31, 2016, respectively	1,662,614	1,654,567
Other Assets:
Long-term prepayments and other	123,583	132,724
Intangible assets, less accumulated amortization of $21,006 and $20,337 as of June 30, 2017 and December 31, 2016, respectively	15,742	16,411
Goodwill	106,663	106,663
Total Assets	$2,909,463	$2,708,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$118,043	$116,507
Air traffic liability	619,292	482,496
Other accrued liabilities	159,933	172,214
Current maturities of long-term debt and capital lease obligations	59,102	58,899
Total	956,370	830,116
Long-Term Debt and Capital Lease Obligations	468,409	497,908
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	352,521	355,968
Other liabilities and deferred credits	176,625	173,613
Deferred tax liability, net	168,363	170,543
Total	697,509	700,124
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share, 53,583,833 and 53,435,234 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	536	534
Capital in excess of par value	119,501	127,266
Accumulated income	773,491	656,146
Accumulated other comprehensive loss, net	(106,353)	(103,493)
Total	787,175	680,453
Total Liabilities and Shareholders’ Equity	$2,909,463	$2,708,601

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
	(unaudited)
Net cash provided by Operating Activities	$335,440	$302,725
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(96,278)	(70,291)
Proceeds from purchase assignment and leaseback transactions	—	31,851
Proceeds from disposition of property and equipment	33,511	—
Purchases of investments	(107,533)	(138,235)
Sales of investments	125,881	150,651
Net cash used in investing activities	(44,419)	(26,024)
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(30,484)	(183,607)
Repurchases and redemptions of convertible notes	—	(1,426)
Repurchases of common stock	(4,299)	(10,075)
Other	(7,535)	(7,628)
Net cash used in financing activities	(42,318)	(202,736)
Net increase in cash and cash equivalents	248,703	73,965
Cash, cash equivalents, and restricted cash - Beginning of Period	330,991	286,502
Cash, cash equivalents, and restricted cash - End of Period	$579,694	$360,467

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

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted in the first quarter of 2017. The Company early adopted this standard during the first quarter of 2017. The adoption of ASU 2017-07 resulted in a reclassification of $5.1 million and $10.2 million from wages and benefits to other components of net periodic benefit cost on the Company's consolidated statement of operations for the three and six months ended June 30, 2016, respectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard during the first quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's condensed consolidated statement of cash flows. The inclusion of restricted cash increased the beginning and ending balances of the condensed consolidated statement of cash flows by $5.0 million for the six months ended June 30, 2016.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow an employer to withhold more shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company's consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by $0.4 million and $5.6 million for the three and six months ended June 30, 2017, respectively. The Company also reclassified $17.3 million of excess tax benefits for share-based payments in the cash flow statement from financing activities to operating activities for the six months ended June 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company expects to use the full retrospective transition method at the date of adoption.

The Company is currently evaluating the overall effect that the provisions of ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has reached conclusions on the applicability of the standard on accounting for contracts with customers and has determined that the new standard, once effective, will affect the Company's accounting policies regarding frequent flyer, ticket breakage, credit card fees, booking fees, and upgrade fee accounting. The standard will preclude the Company from applying the incremental cost method of accounting for free travel awards earned by passengers issued from the HawaiianMiles program through flight activity. The Company will instead be required to allocate consideration received between the ticket and miles earned by passengers and defer the value of the miles until redemption, resulting in a significant increase to the deferred revenue liability on the balance sheet. Passenger revenue is currently recognized for unflown tickets when tickets expire unused. Under the new standard, the Company expects to estimate tickets that will expire unused and recognize revenue at the ticketed flight date. Fees for changing itineraries are currently recognized when received. The Company expects to defer the recognition of these fees until the related transportation is provided. Amounts currently classified in other revenue (e.g. bag and other ancillary fees) will be reclassified to passenger revenue. The adoption of the standard will have a significant impact on the Company's financial statements. The Company is currently in the process of quantifying the effects of the new standard on the Company's financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2017	2016	2017	2016
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(480)	$(868)	$(1,692)	$(3,521)	Passenger revenue
Interest rate derivative losses, net	—	1,235	—	944	Interest expense
Total before tax	(480)	367	(1,692)	(2,577)
Tax expense (benefit)	182	(141)	641	973
Total, net of tax	$(298)	$226	$(1,051)	$(1,604)
Amortization of defined benefit plan items
Actuarial loss	$2,228	$1,915	$4,456	$3,830	Other components of net periodic benefit cost
Prior service cost	60	57	120	114	Other components of net periodic benefit cost
Total before tax	2,288	1,972	4,576	3,944
Tax benefit	(898)	(747)	(1,765)	(1,493)
Total, net of tax	$1,390	$1,225	$2,811	$2,451
Short-term investments
Realized gain on sales of investments, net	$(12)	$(58)	$(20)	$(61)	Other nonoperating income
Total before tax	(12)	(58)	(20)	(61)
Tax expense	5	19	8	20
Total, net of tax	(7)	$(39)	$(12)	$(41)
Total reclassifications for the period	$1,085	$1,412	$1,748	$806

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2017 and 2016 is as follows:

Three months ended June 30, 2017	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$(26)	$(108,734)	$(276)	$(109,036)
Other comprehensive income before reclassifications, net of tax	—	1,559	—	39	1,598
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(298)	1,390	(7)	1,085
Net current-period other comprehensive income	—	1,261	1,390	32	2,683
Ending balance	$—	$1,235	$(107,344)	$(244)	$(106,353)

Three months ended June 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(768)	$(2,500)	$(102,938)	$160	$(106,046)
Other comprehensive income (loss) before reclassifications, net of tax	—	(7,306)	3	190	(7,113)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	768	(542)	1,225	(39)	1,412
Net current-period other comprehensive income (loss)	768	(7,848)	1,228	151	(5,701)
Ending balance	$—	$(10,348)	$(101,710)	$311	$(111,747)

Six months ended June 30, 2017	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	—	(4,785)	47	130	(4,608)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1,051)	2,811	(12)	1,748
Net current-period other comprehensive income (loss)	—	(5,836)	2,858	118	(2,860)
Ending balance	$—	$1,235	$(107,344)	$(244)	$(106,353)

Six months ended June 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	(13,036)	(296)	724	(13,276)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	587	(2,191)	2,451	(41)	806
Net current-period other comprehensive income (loss)	(81)	(15,227)	2,155	683	(12,470)
Ending balance	$—	$(10,348)	$(101,710)	$311	$(111,747)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2017 and 2016, anti-dilutive shares excluded from the calculation of diluted earnings per share were nil.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
Numerator:
Net Income	$80,433	$79,570	$117,345	$131,036
Denominator:
Weighted average common stock shares outstanding - Basic	53,626	53,634	53,595	53,574
Assumed exercise of stock options and awards	288	219	353	247
Assumed conversion of convertible note premium	—	—	—	12
Weighted average common stock shares outstanding - Diluted	53,914	53,853	53,948	53,833
Net Income Per Share
Basic	$1.50	$1.48	$2.19	$2.45
Diluted	$1.49	$1.48	$2.18	$2.43

Stock Repurchase Program

In April 2017, the Company's Board of Directors approved a modification to the Company's stock repurchase program under which the Company may now repurchase up to $100 million of its outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to further modification or termination at any time.

The Company spent $4.3 million to repurchase and retire approximately 83 thousand shares of the Company's common stock in open market transactions during the three months ended June 30, 2017. As of June 30, 2017, the Company had $95.7 million remaining to spend under the newly modified stock repurchase program.

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

The following is a summary of short-term investments held as of June 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017	(in thousands)
Corporate debt	$170,591	$73	$(237)	$170,427
U.S. government and agency debt	47,862	—	(153)	47,709
Municipal bonds	22,422	16	(48)	22,390
Other fixed income securities	24,535	—	(2)	24,533
Total short-term investments	$265,410	$89	$(440)	$265,059

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(in thousands)
Corporate debt	$171,139	$84	$(357)	$170,866
U.S. government and agency debt	53,916	8	(134)	53,790
Municipal bonds	22,893	1	(144)	22,750
Other fixed income securities	36,670	—	(1)	36,669
Total short-term investments	$284,618	$93	$(636)	$284,075

Contractual maturities of short-term investments as of June 30, 2017 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$76,363	$94,064	$170,427
U.S. government and agency debt	34,068	13,641	47,709
Municipal bonds	7,875	14,515	22,390
Other fixed income securities	15,640	8,893	24,533
Total short-term investments	$133,946	$131,113	$265,059

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$369,665	$332,567	$37,098	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	265,059	—	265,059	—
Fuel derivative contracts:
Crude oil call options	3,254	—	3,254	—
Jet fuel swaps	84	—	84	—
Foreign currency derivatives	5,525	—	5,525	—
Total assets measured at fair value	$644,587	$333,567	$311,020	$—
Fuel derivative contracts:
Jet fuel swaps	$488	$—	$488	$—
Foreign currency derivatives	3,270	—	3,270	—
Total liabilities measured at fair value	$3,758	$—	$3,758	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$123,120	$104,113	$19,007	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	284,075	—	284,075	—
Fuel derivative contracts:
Crude oil call options	8,489	—	8,489	—
Heating oil swaps	6,601	—	6,601	—
Foreign currency derivatives	12,906	—	12,906	—
Total assets measured at fair value	$440,191	$109,113	$331,078	$—
Foreign currency derivatives	1,469	—	1,469	—
Total liabilities measured at fair value	$1,469	$—	$1,469	$—

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

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil call options and jet fuel swaps which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, and measures of volatility among others.

Foreign currency derivatives.  The Company’s foreign currency derivatives consist of Japanese Yen and Australian Dollar forward contracts and are valued based primarily on data available or derived from public markets.

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
June 30, 2017					December 31, 2016
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$457,541	$467,400	$—	$—	$467,400	$481,874	$484,734	$—	$—	$484,734

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2017, the Company primarily used crude oil call options and jet fuel swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2017	2016	2017	2016
	(in thousands)
Gains (losses) realized at settlement	$(1,902)	$(8,799)	$687	$(27,824)
Reversal of prior period unrealized amounts	3,441	22,882	(4,506)	40,692
Unrealized gains (losses) that will settle in future periods	(6,251)	7,004	(9,691)	6,154
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$(4,712)	$21,087	$(13,510)	$19,022

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $0.8 million into earnings over the next 12 months from AOCI based on the values at June 30, 2017.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,282,275 Japanese Yen 44,327 Australian Dollars	June 2018	3,748	(2,969)	779
	Long-term prepayments and other	5,068,850 Japanese Yen 7,386 Australian Dollars	June 2019	1,623	(243)	1,380
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	1,081,750 Japanese Yen 2,651 Australian Dollars	September 2017	154	(58)	96
Fuel derivative contracts	Prepaid expenses and other	91,266 gallons	June 2018	3,338	(488)	2,850

Derivative position as of December 31, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,121,500 Japanese Yen 41,917 Australian Dollars	December 2017	9,803	(1,349)	8,454
	Long-term prepayments and other	4,371,900 Japanese Yen 8,434 Australian Dollars	December 2018	2,632	(59)	2,573
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	879,050 Japanese Yen 5,802 Australian Dollars	March 2017	471	(61)	410
Fuel derivative contracts	Prepaid expenses and other	17,850 gallons	December 2017	15,090	—	15,090

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Foreign currency derivatives	$(2,505)	$10,938	$(480)	$(868)	$—	$—
Interest rate derivatives	—	—	—	1,235	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Foreign currency derivatives	$7,705	$20,155	$(1,692)	$(3,521)	$—	$—
Interest rate derivatives	—	923	—	944	—	—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of June 30, 2017 and December 31, 2016.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of June 30, 2017, the expected maturities of long-term debt for the remainder of 2017 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2017	$24,469
2018	48,244
2019	72,927
2020	21,413
2021	49,060
Thereafter	241,428
$457,541

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

As of June 30, 2017, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining in 2017	$64,008	$2,926
2018	127,235	7,311
2019	118,070	6,939
2020	97,717	6,690
2021	64,730	6,768
Thereafter	222,227	107,760
	$693,987	$138,394
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other postretirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2017	2016	2017	2016
	(in thousands)
Service cost	$3,813	$3,713	$7,626	$7,426
Other cost:
Interest cost	7,259	7,582	14,518	15,164
Expected return on plan assets	(4,796)	(4,472)	(9,592)	(8,944)
Recognized net actuarial loss	2,287	1,972	4,574	3,944
Total other components of the net periodic benefit cost	4,750	5,082	$9,500	$10,164
Net periodic benefit cost	$8,563	$8,795	$17,126	$17,590

The Company contributed $8.0 million and $14.4 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2017, respectively. The Company contributed $11.0 million and $11.3 million to its defined benefit and other postretirement plans during the three and six months ended June 30, 2016, respectively.

In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (the Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. The benefits under the Merged Plan have remained consistent with the prior plan documents. In June 2017, the Company received a favorable determination letter from the Department of Labor to settle the Merged Plan.  The Company will take the necessary action to terminate the Merged Plan and expects to make a one-time cash payment of approximately $17 million to $22 million to settle the plan obligations in the third quarter of 2017.

In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). As further discussed in Note 12, during the six months ended June 30, 2017, the Company made a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid. In the third quarter of 2017, the Company currently estimates to make a one-time cash payment of approximately $102 million to settle a portion of its outstanding other post-retirement medical plan obligation with its pilots.

11. Commitments and Contingent Liabilities

Commitments

As of June 30, 2017, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

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

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed payments for those deliveries as of June 30, 2017 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2017	$145,666	$38,885	$184,551
2018	454,545	64,754	519,299
2019	499,622	59,406	559,028
2020	241,349	58,292	299,641
2021	169,771	56,551	226,322
Thereafter	131,440	400,430	531,870
	$1,642,393	$678,318	$2,320,711

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in the contract. It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of or relate to the lessee’s use of the leased aircraft or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by their gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to its use of the real estate leased premises. The Company believes that it is insured (subject to deductibles) for most tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases. The Company cannot reasonably estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $1.0 million at June 30, 2017 and $5.0 million at December 31, 2016.

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

12. Special Items

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Special Items	$4,771	$—	$23,450	$—

In April 2017, the Company executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease term for the three aircraft commenced in April 2017 and goes through November 2018, December 2018, and January 2019, respectively. During the three and six months ended June 30, 2017, the Company recorded a loss on sale of aircraft of $4.8 million.

In February 2017, the Company reached a tentative agreement with ALPA, covering the Company's pilots. In March 2017, the Company received notice from ALPA that the agreement was ratified by its members.  The agreement was effective April 1, 2017 and has a term of 63 months.  The contract includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the six months ended June 30, 2017, the Company expensed $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid, and (2) a one-time true up of the pilot vacation accrual at the new negotiated contract rates.

13. Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended June 30,
	2017	2016
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$—	$6,092

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

Condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$673,606	$1,837	$(108)	$675,335
Operating Expenses:
Wages and benefits	—	154,660	—	—	154,660
Aircraft fuel, including taxes and delivery	—	102,774	—	—	102,774
Maintenance materials and repairs	—	52,137	429	—	52,566
Aircraft and passenger servicing	—	34,751	—	—	34,751
Commissions and other selling	18	32,546	19	(26)	32,557
Aircraft rent	—	34,183	370	—	34,553
Other rentals and landing fees	—	27,438	—	—	27,438
Depreciation and amortization	—	26,919	953	—	27,872
Purchased services	177	27,646	247	(15)	28,055
Special charges	—	4,771	—	—	4,771
Other	1,308	31,001	547	(67)	32,789
Total	1,503	528,826	2,565	(108)	532,786
Operating Income (Loss)	(1,503)	144,780	(728)	—	142,549
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	81,110	—	—	(81,110)	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,711)	—	—	(7,711)
Other components of net periodic pension cost	—	(4,750)	—	—	(4,750)
Interest income	70	1,397	—	—	1,467
Capitalized interest	—	2,082	—	—	2,082
Losses on fuel derivatives	—	(4,712)	—	—	(4,712)
Other, net	—	433	—	—	433
Total	81,180	(13,261)	—	(81,110)	(13,191)
Income (Loss) Before Income Taxes	79,677	131,519	(728)	(81,110)	129,358
Income tax expense (benefit)	(756)	49,681	—	—	48,925
Net Income (Loss)	$80,433	$81,838	$(728)	$(81,110)	$80,433
Comprehensive Income (Loss)	$83,116	$84,521	$(728)	$(83,793)	$83,116

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$593,161	$1,515	$(86)	$594,590
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	83,798	—	—	83,798
Wages and benefits	—	130,801	—	—	130,801
Aircraft rent	—	30,066	—	—	30,066
Maintenance materials and repairs	—	53,941	644	—	54,585
Aircraft and passenger servicing	—	30,723	—	—	30,723
Commissions and other selling	—	31,437	21	(33)	31,425
Depreciation and amortization	—	26,241	747	—	26,988
Other rentals and landing fees	—	24,978	—	—	24,978
Purchased services	52	24,319	187	(15)	24,543
Other	1,461	30,978	330	(38)	32,731
Total	1,513	467,282	1,929	(86)	470,638
Operating Income (Loss)	(1,513)	125,879	(414)	—	123,952
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	80,326	—	—	(80,326)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,910)	—	—	(8,910)
Other components of net periodic pension cost	—	(5,082)	—	—	(5,082)
Interest income	65	1,022	—	—	1,087
Capitalized interest	—	463	—	—	463
Gains on fuel derivatives	—	21,087	—	—	21,087
Loss on extinguishment of debt	—	(6,643)	—	—	(6,643)
Other, net	—	2,686	—	—	2,686
Total	80,391	4,623	—	(80,326)	4,688
Income (Loss) Before Income Taxes	78,878	130,502	(414)	(80,326)	128,640
Income tax expense (benefit)	(692)	49,762	—	—	49,070
Net Income (Loss)	$79,570	$80,740	$(414)	$(80,326)	$79,570
Comprehensive Income (Loss)	$73,869	$75,039	$(414)	$(74,625)	$73,869

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,286,149	$3,583	$(212)	$1,289,520
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	206,312	—	—	206,312
Wages and benefits	—	305,713	—	—	305,713
Aircraft rent	—	67,318	370	—	67,688
Maintenance materials and repairs	—	109,430	2,540	—	111,970
Aircraft and passenger servicing	—	68,209	—	—	68,209
Commissions and other selling	24	65,753	38	(77)	65,738
Depreciation and amortization	—	53,436	1,904	—	55,340
Other rentals and landing fees	—	55,774	—	—	55,774
Purchased services	283	54,000	439	(30)	54,692
Special charges	—	23,450	—	—	23,450
Other	2,460	61,454	982	(105)	64,791
Total	2,767	1,070,849	6,273	(212)	1,079,677
Operating Income (Loss)	(2,767)	215,300	(2,690)	—	209,843
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	118,112	—	—	(118,112)	—
Interest expense and amortization of debt discounts and issuance costs	—	(15,714)	—	—	(15,714)
Other components of net periodic pension cost	—	(9,501)	—	—	(9,501)
Interest income	140	2,479	—	—	2,619
Capitalized interest	—	3,842	—	—	3,842
Losses on fuel derivatives	—	(13,510)	—	—	(13,510)
Loss on extinguishment of debt	—	—	—	—	—
Other, net	—	3,261	—	—	3,261
Total	118,252	(29,143)	—	(118,112)	(29,003)
Income (Loss) Before Income Taxes	115,485	186,157	(2,690)	(118,112)	180,840
Income tax expense (benefit)	(1,860)	65,355	—	—	63,495
Net Income (Loss)	$117,345	$120,802	$(2,690)	$(118,112)	$117,345
Comprehensive Income (Loss)	$114,485	$117,942	$(2,690)	$(115,252)	$114,485

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,143,295	$2,678	$(203)	$1,145,770
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	153,698	—	—	153,698
Wages and benefits	—	259,362	—	—	259,362
Aircraft rent	—	59,454	—	—	59,454
Maintenance materials and repairs	—	113,041	2,048	—	115,089
Aircraft and passenger servicing	—	59,274	—	—	59,274
Commissions and other selling	1	64,489	37	(71)	64,456
Depreciation and amortization	—	52,640	1,494	—	54,134
Other rentals and landing fees	—	49,412	—	—	49,412
Purchased services	87	46,959	259	(30)	47,275
Other	2,787	59,574	455	(102)	62,714
Total	2,875	917,903	4,293	(203)	924,868
Operating Income (Loss)	(2,875)	225,392	(1,615)	—	220,902
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	132,142	—	—	(132,142)	—
Interest expense and amortization of debt discounts and issuance costs	117	(20,031)	—	—	(19,914)
Other components of net periodic pension cost	—	(10,164)	—	—	(10,164)
Interest income	124	1,807	—	—	1,931
Capitalized interest	—	688	—	—	688
Gains on fuel derivatives	—	19,022	—	—	19,022
Loss on extinguishment of debt	—	(9,993)	—	—	(9,993)
Other, net	—	9,272	—	—	9,272
Total	132,383	(9,399)	—	(132,142)	(9,158)
Income (Loss) Before Income Taxes	129,508	215,993	(1,615)	(132,142)	211,744
Income tax expense (benefit)	(1,528)	82,236	—	—	80,708
Net Income (Loss)	$131,036	$133,757	$(1,615)	$(132,142)	$131,036
Comprehensive Income (Loss)	$118,566	$121,287	$(1,615)	$(119,672)	$118,566

Condensed Consolidating Balance Sheets
June 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,878	$504,771	$5,045	$—	$578,694
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	265,059	—	—	265,059
Accounts receivable, net	29	84,782	1,874	(213)	86,472
Spare parts and supplies, net	—	23,024	—	—	23,024
Prepaid expenses and other	159	46,359	94	—	46,612
Total	69,066	924,995	7,013	(213)	1,000,861
Property and equipment at cost	—	1,984,100	71,902	—	2,056,002
Less accumulated depreciation and amortization	—	(383,353)	(10,035)	—	(393,388)
Property and equipment, net	—	1,600,747	61,867	—	1,662,614
Long-term prepayments and other	—	123,528	55	—	123,583
Deferred tax assets, net	30,616	—	—	(30,616)	—
Goodwill and other intangible assets, net	—	121,018	1,387	—	122,405
Intercompany receivable	—	296,880	—	(296,880)	—
Investment in consolidated subsidiaries	974,070	—	—	(974,070)	—
TOTAL ASSETS	$1,073,752	$3,067,168	$70,322	$(1,301,779)	$2,909,463
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$418	$116,138	$1,700	$(213)	$118,043
Air traffic liability	—	615,384	3,908	—	619,292
Other accrued liabilities	462	159,246	225	—	159,933
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,102	—	—	59,102
Total	880	949,870	5,833	(213)	956,370
Long-term debt and capital lease obligations	—	468,409	—	—	468,409
Intercompany payable	285,697	—	11,183	(296,880)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	352,521	—	—	352,521
Other liabilities and deferred credits	—	175,769	856	—	176,625
Deferred tax liabilities, net	—	198,979	—	(30,616)	168,363
Total	—	727,269	856	(30,616)	697,509
Shareholders’ equity	787,175	921,620	52,450	(974,070)	787,175
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,073,752	$3,067,168	$70,322	$(1,301,779)	$2,909,463

Condensed Consolidating Balance Sheets
December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,629	$249,985	$8,377	$—	$325,991
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	284,075	—	—	284,075
Accounts receivable, net	28	94,852	1,392	(205)	96,067
Spare parts and supplies, net	—	20,363	—	—	20,363
Prepaid expenses and other	29	66,665	46	—	66,740
Total	67,686	720,940	9,815	(205)	798,236
Property and equipment at cost	—	2,038,931	69,867	—	2,108,798
Less accumulated depreciation and amortization	—	(445,868)	(8,363)	—	(454,231)
Property and equipment, net	—	1,593,063	61,504	—	1,654,567
Long-term prepayments and other	—	132,724	—	—	132,724
Deferred tax assets, net	28,757	—	—	(28,757)	—
Goodwill and other intangible assets, net	—	121,456	1,618	—	123,074
Intercompany receivable	—	277,732	—	(277,732)	—
Investment in consolidated subsidiaries	855,289	—	—	(855,289)	—
TOTAL ASSETS	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492	$114,935	$1,285	$(205)	$116,507
Air traffic liability	—	478,109	4,387	—	482,496
Other accrued liabilities	4,088	167,864	262	—	172,214
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,899	—	—	58,899
Total	4,580	819,807	5,934	(205)	830,116
Long-term debt and capital lease obligations	—	497,908	—	—	497,908
Intercompany payable	266,699	—	11,033	(277,732)	—
Other liabilities and deferred credits:					0
Accumulated pension and other postretirement benefit obligations	—	355,968	—	—	355,968
Other liabilities and deferred credits	—	172,783	830	—	173,613
Deferred tax liabilities, net	—	199,300	—	(28,757)	170,543
Total	—	728,051	830	(28,757)	700,124
Shareholders’ equity	680,453	800,149	55,140	(855,289)	680,453
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,498)	$339,242	$(1,304)	$—	$335,440
Cash Flows From Investing Activities:
Net payments to affiliates	—	(7,960)	—	7,960	—
Additions to property and equipment, including pre-delivery deposits	—	(94,250)	(2,028)	—	(96,278)
Proceeds from disposition of property and equipment	—	33,511	—	—	33,511
Purchases of investments	—	(107,533)	—	—	(107,533)
Sales of investments	—	125,881	—	—	125,881
Net cash used in investing activities	—	(50,351)	(2,028)	7,960	(44,419)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(30,484)	—	—	(30,484)
Net payments from affiliates	7,960	—	—	(7,960)	—
Repurchases of common stock	(4,299)	—	—	—	(4,299)
Other	86	(7,621)	—	—	(7,535)
Net cash provided by (used in) financing activities	3,747	(38,105)	—	(7,960)	(42,318)
Net increase (decrease) in cash and cash equivalents	1,249	250,786	(3,332)	—	248,703
Cash, cash equivalents, & restricted cash - Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, & restricted cash - End of Period	$68,878	$505,771	$5,045	$—	$579,694

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,995)	$306,452	$(732)	$—	$302,725
Cash Flows From Investing Activities:
Net payments to affiliates	—	(26,686)	—	26,686	—
Additions to property and equipment, including pre-delivery deposits	—	(58,257)	(12,034)	—	(70,291)
Proceeds from purchase assignment and leaseback transaction	—	31,851	—	—	31,851
Purchases of investments	—	(138,235)	—	—	(138,235)
Sales of investments	—	150,651	—	—	150,651
Net cash used in investing activities	—	(40,676)	(12,034)	26,686	(26,024)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(183,607)	—	—	(183,607)
Repurchase of convertible notes	(1,426)	—	—	—	(1,426)
Net payments from affiliates	15,653	—	11,033	(26,686)	—
Repurchases of Common Stock	(10,075)	—	—	—	(10,075)
Other	389	(8,017)	—	—	(7,628)
Net cash provided by (used in) financing activities	4,541	(191,624)	11,033	(26,686)	(202,736)
Net increase (decrease) in cash and cash equivalents	1,546	74,152	(1,733)	—	73,965
Cash, cash equivalents, & restricted cash - Beginning of Period	69,420	208,406	8,676	—	286,502
Cash, cash equivalents, & restricted cash - End of Period	$70,966	$282,558	$6,943	$—	$360,467

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation, statements regarding: our expectations regarding our financial performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2017; our expected fleet as of June 30, 2018; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; our competitive environment; including the potential impact of rising industry capacity between North America and Hawai’i;
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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes and collectively with the Neighbor Island routes, referred to as our “Domestic” routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of March 2017, the latest available data. As of June 30, 2017, we had 6,356 active employees.

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

Financial Highlights

•	GAAP net income in the second quarter of $80.4 million or $1.49 per diluted share.

•	Adjusted net income in the second quarter of $85.3 million or $1.58 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $843.8 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our financial revenue performance to improve in the third quarter compared to the prior year period due to improved passenger loads, increased capacity, higher average fares, specifically in our North America and International routes, and increased rates for, and volume of, cargo transported. We expect available seat miles during the quarter ending September 30, 2017 to increase by 0.5% to 2.5% from the prior year period, while we expect operating revenue per available seat mile to increase by 4.5% to 7.5% from the prior year period.

We expect operating cost per available seat mile (CASM) for the quarter ending September 30, 2017 to increase by 17.6% to 21.1% from the prior year period.  Our expected increase in CASM during the third quarter of 2017 as compared to the prior year period is driven by various components including:

•
The expected charge related to the termination of our Merged Plan (see Note 10 to the Consolidated Financial Statements for further discussion). We will take the necessary action to terminate the Merged Plan and expect to make a one-time cash payment of approximately $17 million to $22 million to settle the plan obligations in the third quarter of 2017.  We currently estimate to incur a financial charge of up to $40 million related to the settlement when it occurs;

•
The expected charge related to the settlement of a portion of our Pilots other postretirement medical plan liability (see Note 10 to the Consolidated Financial Statements for further discussion). In the third quarter of 2017, we currently expect to make a one-time cash payment of approximately $102 million to settle a portion of our outstanding other post-retirement medical plan obligation with our Pilots. We currently estimate to incur a financial charge up to $17 million related to the settlement when it occurs;

•	Expected increases in wages and benefits primarily due to contractual rate increases; and

•	Expected increases in the amount and cost of fuel.

Fleet Summary

The table below summarizes our total fleet as of June 30, 2016 and 2017, and expected fleet as of June 30, 2018 (based on existing agreements):

	June 30, 2016			June 30, 2017			June 30, 2018
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	11	12	23	11	12	23	11	13	24
767-300	4	4	8	7	1	8	7	—	7
717-200	3	15	18	5	15	20	5	15	20
ATR turboprop (1)	—	6	6	—	6	6	—	6	6
A321neo	—	—	—	—	—	—	2	6	8
Total	18	37	55	23	34	57	25	40	65

(1)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

Results of Operations

For the three months ended June 30, 2017, we generated net income of $80.4 million, or $1.49 per diluted share, compared to net income of $79.6 million, or $1.48 per diluted share, for the same period in 2016. For the six months ended June 30, 2017, we generated net income of $117.3 million, or $2.18 per diluted share, compared to net income of $131.0 million, or $2.43 per diluted share, for the same period in 2016.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,885		2,755		5,588		5,401
Revenue passenger miles (RPM)	4,099,122		3,846,966		7,896,847		7,388,033
Available seat miles (ASM)	4,735,335		4,550,964		9,256,433		8,917,956
Passenger revenue per RPM (Yield)	14.47	¢	13.48	¢	14.32	¢	13.54	¢
Passenger load factor (RPM/ASM)	86.6%		84.5%		85.3%		82.8%
Passenger revenue per ASM (PRASM)	12.53	¢	11.39	¢	12.22	¢	11.22	¢
Total Operations (a) :
Revenue passengers flown	2,886		2,756		5,590		5,403
RPM	4,099,261		3,847,065		7,897,754		7,389,122
ASM	4,735,491		4,551,094		9,257,844		8,919,188
Operating revenue per ASM (RASM)	14.26	¢	13.06	¢	13.93	¢	12.85	¢
Operating cost per ASM (CASM)	11.25	¢	10.34	¢	11.66	¢	10.37	¢
CASM excluding aircraft fuel and special items (b)	8.98	¢	8.50	¢	9.18	¢	8.65	¢
Aircraft fuel expense per ASM (c)	2.17	¢	1.84	¢	2.23	¢	1.72	¢
Revenue block hours operated	47,569		44,367		92,574		87,093
Gallons of aircraft fuel consumed	64,506		59,697		126,244		117,553
Average cost per gallon of aircraft fuel (actual) (c)	$1.59		$1.40		$1.63		$1.31

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and six months ended June 30, 2017, operating revenue increased by $80.7 million, or 13.6%, and $143.8 million or 12.5%, respectively, as compared to the prior year periods, driven by increased passenger revenue.

Passenger revenue

For the three and six months ended June 30, 2017, passenger revenue increased by $74.7 million, or 14.4%, and $130.2 million or 13.0%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended June 30, 2017 as compared to three months ended June 30, 2016				Six months ended June 30, 2017 as compared to six months ended June 30, 2016
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$31.9	9.6%	(1.9)%	(3.8)%	$52.6	8.3%	(1.6)%	(4.9)%
International	42.8	10.7	29.3	22.3	77.6	7.4	28.7	23.8
Total scheduled	$74.7	7.3%	6.6%	4.1%	$130.2	5.8%	6.9%	3.8%

Domestic

For the three and six months ended June 30, 2017, revenue on our domestic routes increased by $31.9 million, or 7.6%, and $52.6 million, or 6.6%, respectively, as compared to the prior year periods. The increase was due to improved average fares within our North America routes.

International

For the three and six months ended June 30, 2017, revenue on our international routes increased by $42.8 million, or 43.1%, and $77.6 million, or 38.3%, respectively, as compared to the prior year periods. The increase was primarily due to improved passenger load factors, higher average fares, and expansion of our Hawai'i to Tokyo, Japan service, including the introduction of service from Honolulu to Narita, Japan (July 2016), Kona to Tokyo Haneda Airport (December 2016), and expansion of existing Honolulu to Haneda service.

Other operating revenue

For the three and six months ended June 30, 2017, other operating revenue increased by $6.1 million or 8.0%, and $13.5 million or 9.3%, respectively, as compared to the prior year periods. The increase was primarily due to an increase in the volume of cargo transported during the respective periods.

Operating Expense

Operating expenses were $532.8 million and $1,079.7 million for the three and six months ended June 30, 2017, respectively, and $470.6 million and $924.9 million for the three and six months ended June 30, 2016, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2017 as compared to the prior year periods are detailed below:

	Increase / (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016		Increase / (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$23,859	18.2%	$46,351	17.9%
Aircraft fuel, including taxes and delivery	18,976	22.6	$52,614	34.2%
Maintenance, materials and repairs	(2,019)	(3.7)	(3,119)	(2.7)
Aircraft and passenger servicing	4,028	13.1	8,935	15.1
Commissions and other selling	1,132	3.6	1,282	2.0
Aircraft rent	4,487	14.9	8,234	13.8
Other rentals and landing fees	2,460	9.8	6,362	12.9
Depreciation and amortization	884	3.3	1,206	2.2
Purchased services	3,512	14.3	7,417	15.7
Special items	4,771	—	23,450	—
Other	58	0.2	2,077	3.3
Total	$62,148	13.2%	$154,809	16.7%

Wages and benefits

Wages and benefits expense increased by $23.9 million or 18.2%, and $46.4 million or 17.9% for the three and six months ended June 30, 2017, respectively, as compared to the prior year period. The increase was due to an increase in the number of employees, increases related to the signing of the contract amendment with the AirLine Pilots Association ("ALPA") effective April 1, 2017, along with overall increases in employee benefit costs.

Aircraft fuel

Aircraft fuel expense increased during the three and six months ended June 30, 2017, as compared to the prior year periods, primarily due to the increase in the average fuel price per gallon and an increase in consumption as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$102,774	$83,798	22.6%	$206,312	$153,698	34.2%
Fuel gallons consumed	64,506	59,697	8.1%	126,244	117,553	7.4%
Average fuel price per gallon, including taxes and delivery	$1.59	$1.40	13.6%	$1.63	$1.31	24.4%

We believe economic fuel expense is a good measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how management manages our business and assesses our operating performance. We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel derivatives settled in the period inclusive of costs related to hedging premiums. Economic fuel expense is calculated as follows:

	Three months ended June 30,			Six months ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$102,774	$83,798	22.6%	$206,312	$153,698	34.2%
Realized losses (gains) on settlement of fuel derivative contracts	1,902	8,799	(78.4)%	(687)	27,824	(102.5)%
Economic fuel expense	$104,676	$92,597	13.0%	$205,625	$181,522	13.3%
Fuel gallons consumed	64,506	59,697	8.1%	126,244	117,553	7.4%
Economic fuel costs per gallon	$1.62	$1.55	4.5%	$1.63	$1.54	5.8%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Aircraft and passenger servicing

Aircraft and passenger servicing increased by $4.0 million, or 13.1%, and $8.9 million, or 15.1%, for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to the increase in number of flights and passengers as compared to the prior year periods which resulted in higher ground handling and food and beverage expenses.

Aircraft rent

Aircraft rent increased by $4.5 million, or 14.9%, and $8.2 million, or 13.8%, for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to additional aircraft in the fleet as a result of a sale leaseback transaction for three Boeing 767-300 aircraft (April 2017), as well as additional Boeing 717-200 and an Airbus A330-200 aircraft.

Other rentals and landing fees

Other rentals and landing fees increased by $2.5 million, or 9.8%, and $6.4 million, or 12.9%, for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to increases in landing fee rates, landing frequencies, and airport rental fees.

Purchased services

Purchased services increased by $3.5 million, or 14.3%, and $7.4 million, or 15.7%, for the three and six months ended June 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to an increase in third-party vendor IT services during the period.

Special items

In April 2017, we executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease term for the three aircraft commenced in April 2017 and continues through November 2018, December 2018, and January 2019, respectively. During the three and six months ended June 30, 2017, we recorded a loss on sale of aircraft of $4.8 million.

In February 2017, we reached a tentative agreement with ALPA, covering our pilots. In March 2017, we received notice from ALPA that the agreement was ratified by its members.  The agreement was effective April 1, 2017 and has a term of 63-months.  The contract includes, among other various benefits, a pay adjustment and ratification bonus, amongst other various benefits. During the six months ended June 30, 2017, we expensed $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid, and (2) a one-time true up of the pilot vacation accrual at the new negotiated contract rates.

Nonoperating Income (Expense)

Net nonoperating expense increased by $17.9 million, or 381.4%, for the three months ended June 30, 2017, as compared to the prior year period. The increase was primarily due to a period over period fluctuation in gains/losses of fuel derivatives of $25.8 million partially offset by a $6.6 million fluctuation in losses related to extinguishment of debt.

Net nonoperating expense increased by $19.8 million, or 216.7%, for the six months ended June 30, 2017, as compared to the prior year period. The increase was primarily due to a period over period fluctuation in gains/losses of fuel derivatives of $32.5 million partially offset by a $10.0 million fluctuation in losses related to extinguishment of debt.

Income Taxes

Our effective tax rate was 37.8% and 38.1% for the three months ended June 30, 2017 and 2016, respectively, and 35.1% and 38.1% for the six months ended June 30, 2017 and 2016, respectively. We consider a variety of factors in determining our effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses, and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of June 30, 2017, we had $578.7 million in cash and cash equivalents and $265.1 million in short-term investments, an increase of $233.7 million from December 31, 2016.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and periodically finance our aircraft through secured debt and lease financings. At June 30, 2017, we had approximately $527.5 million of debt and capital lease obligations, including approximately $59.1 million classified as a current liability in the unaudited Consolidated Balance Sheets. See the Contractual Obligations table below for a description of our estimated contractual obligations as of June 30, 2017.

We also have access to a secured revolving credit and letter of credit facility in an amount of up to $225 million, maturing in December 2019. As of June 30, 2017, we had no outstanding borrowings under the revolving credit facility.

In the third quarter of 2017, we currently expect to make a one-time cash payment of approximately $102 million to settle a portion of our outstanding other post-retirement medical plan obligation with our pilots. We currently estimate to incur a financial charge up to $17 million related to the settlement when it occurs.

In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. The benefits under the Merged Plan have remained consistent with the prior plan documents. In June 2017 we received a favorable determination letter from the Department of Labor to settle the Merged Plan.  We will take the necessary action to terminate the Merged Plan and expect to make a one-time cash payment of approximately $17 million to $22 million to settle the plan obligations in the third quarter of 2017.  We currently estimate to incur a financial charge up to $40 million related to the settlement when it occurs.

Cash Flows

Net cash provided by operating activities was $335.4 million and $302.7 million for the six months ended June 30, 2017 and 2016, respectively. The increase was primarily due to an increase in our air traffic liability.

Net cash used in investing activities was $44.4 million for the six months ended June 30, 2017 due to purchases of property and equipment, and pre-delivery payments for future aircraft deliveries, partially offset by a net cash inflow related to investment activity.

Net cash used in financing activities was $42.3 million for the six months ended June 30, 2017, primarily due to the repayment of long-term debt and capital lease obligations along with repurchases of our common stock in the period.

Capital Commitments

As of June 30, 2017, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A330-200 aircraft	1	—	In 2017
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed expenditures for these aircraft, engines and related flight equipment approximates $146 million for the remainder of 2017, $455 million in 2018, $500 million in 2019, $241 million in 2020, $170 million in 2021 and $131 million thereafter.

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

Stock Repurchase Program

In April 2017, our Board of Directors approved a modification to our stock repurchase program under which we may repurchase up to $100 million of our outstanding common stock. The stock repurchase program is subject to further modification or termination at any time.

We spent $4.3 million to repurchase and retire approximately 83 thousand shares of our common stock in open market transactions during the three months ended June 30, 2017. As of June 30, 2017, we had $95.7 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in the unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $1.0 million and $5.0 million as of June 30, 2017 and December 31, 2016, respectively.

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

Pension and Postemployment Benefit Plan Funding

We contributed $8.0 million and $14.4 million to our defined benefit and other postretirement plans during the three and six months ended June 30, 2017, respectively. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2017 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2017	2018 - 2019	2020 - 2021	2022 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$658,434	$44,579	$192,341	$119,008	$302,506
Operating leases—aircraft and related equipment (2)	693,988	64,008	245,306	162,447	222,227
Operating leases—non-aircraft	138,395	2,926	14,250	13,459	107,760
Purchase commitments - Capital (3)	1,642,392	145,666	954,167	411,119	131,440
Purchase commitments - Operating (4)	678,318	38,885	124,160	114,843	400,430
Projected employee benefit contributions (5)	166,805	137,605	29,200	—	—
Total contractual obligations	$3,978,332	$433,669	$1,559,424	$820,876	$1,164,363

(1)	Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, seven Boeing 767-300 aircraft, and three Boeing 717-200 aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

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

(5)
Amounts include our estimated minimum contributions to our pension plans (based on actuarially determined estimates) and contributions to our pilots’ disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2019. As discussed in Note 10 to the Consolidated Financial Statements, "Employee Benefits Plans", we currently expect to make a one-time cash payment of approximately $102 million to settle a portion of our outstanding other post-retirement medical plan obligation with our pilots, which amount is included in the table above. We also expect to make a one-time cash payment of approximately $17 million to $22 million to settle obligations under the Merged Plan in the third quarter of 2017.  This amount is not yet finalized, thus not included in the table above.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel and interest rate derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•	Loss on extinguishment of debt, net of tax, is excluded to help investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•
The collective bargaining charge of $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, and (2) a one-time true up of the pilot vacation accrual at the new negotiated contract rates. The loss on sale of aircraft was a result of a sale-leaseback transaction covering three Boeing 767 aircraft as part of the planned exit from our Boeing 767 fleet, which resulted in a non-cash loss of $4.8 million. These one-time charges, we consider special items and are not expected to represent ongoing expenses. We believe that excluding such special items helps investors analyze our operational performance and compare its results to other airlines in the periods presented below.

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
GAAP net income, as reported	$80,433	$1.49	$79,570	$1.48	$117,345	$2.18	$131,036	$2.43
Add: changes in fair value of derivative contracts	2,810	0.05	(29,886)	(0.55)	14,197	0.26	(46,846)	(0.87)
Add: loss on extinguishment of debt	—	—	6,643	0.12	—	—	9,993	0.19
Add: special items	4,771	0.09	—	—	23,450	$0.43	—	$—
Add: tax effect of adjustments	(2,764)	$(0.05)	8,832	$0.16	(13,764)	$(0.26)	14,004	$0.26
Adjusted net income	$85,250	$1.58	$65,159	$1.21	$141,228	$2.61	$108,187	$2.01

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM - excluding aircraft fuel and special items, are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$532,786	$470,638	$1,079,677	$924,868
Less: aircraft fuel, including taxes and delivery	(102,774)	(83,798)	(206,312)	(153,698)
Less: special items	$(4,771)	$—	$(23,450)	$—
Adjusted operating expenses - excluding aircraft fuel and special items	$425,241	$386,840	$849,915	$771,170
Available Seat Miles	4,735,491	4,551,094	9,257,844	8,919,188
CASM - GAAP	11.25 ¢	10.34 ¢	11.66 ¢	10.37 ¢
Less: aircraft fuel	(2.17)	(1.84)	(2.23)	(1.72)
Less: special items	(0.10)	—	(0.25)	—
CASM - excluding aircraft fuel and special items	8.98 ¢	8.50 ¢	9.18 ¢	8.65 ¢

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

The new revenue standard (ASU 2014-09), once effective, will affect our accounting policies regarding frequent flyer, ticket breakage, credit card fees, booking fees, and upgrade fee accounting.  The adoption of the standard will have a significant impact on our financial statements, and we are currently in the process of quantifying the effects of the new standard on our financial statements.  See Note 2 to the Consolidated Financial Statements for additional information.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 19% of our operating expenses for the three and six months ended June 30, 2017, and 18% and 17% for the three and six months ended June 30, 2016, respectively. Approximately 72% of our fuel was based on Singapore jet fuel prices and 28% was based on U.S. West Coast jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2017, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.3 million, excluding the impact of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and six months ended June 30, 2017, our fuel hedge program primarily consisted of crude oil call options and jet fuel swaps. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of June 30, 2017, we hedged approximately 47% of our projected fuel requirements for the remainder of 2017 with crude oil call options and jet fuel swaps. As of June 30, 2017, the fair value of these fuel derivative agreements reflected a net asset of $2.9 million which is recorded as a prepaid expense and other asset in the unaudited Consolidated Balance Sheets.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures. We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of June 30, 2017, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2017, we had $540.1 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $8.1 million as of June 30, 2017.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2017 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $15.2 million and $9.4 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of June 30, 2017, the fair value of our foreign currency forwards reflected a net asset of $0.9 million and $1.4 million recorded in prepaid expenses and other and long-term prepayments and other, respectively, in the unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2017:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
April 1, 2017 - April 30, 2017	—	$—	—
May 1, 2017 - May 31, 2017	39,694	52.89	39,694
June 1, 2017 - June 30, 2017	43,715	50.33	43,715
Total	83,409		83,409	$95.7

In April 2017, our Board of Directors approved a modification to our stock repurchase program under which we may repurchase up to $100 million of our outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time.

We spent $4.3 million to repurchase and retire approximately 83 thousand shares of our common stock in open market transactions during the three months ended June 30, 2017. As of June 30, 2017, we had $95.7 million remaining to spend under the stock repurchase program.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2017 and years ended December 31, 2016, 2015, 2014, 2013 and 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 26, 2017	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)