Form 10-Q
period 2017-09-30
HAWAIIAN HOLDINGS INC
filed 2017-10-20
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or

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

As of October 13, 2017, 52,471,736 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Operating Revenue:
Passenger	$634,475	$591,496	$1,765,275	$1,592,095
Other	85,084	80,341	243,804	225,512
Total	719,559	671,837	2,009,079	1,817,607
Operating Expenses:
Wages and benefits	161,059	136,356	466,772	395,718
Aircraft fuel, including taxes and delivery	110,111	94,818	316,423	248,516
Maintenance, materials and repairs	49,396	51,812	161,366	166,901
Aircraft and passenger servicing	36,360	33,971	104,569	93,245
Aircraft rent	35,195	32,891	102,883	92,345
Commissions and other selling	32,930	29,480	98,668	93,936
Other rentals and landing fees	30,989	28,926	86,763	78,338
Depreciation and amortization	28,447	27,495	83,787	81,629
Purchased services	24,736	25,614	79,428	72,889
Special items	—	—	23,450	—
Other	36,585	31,565	101,376	94,279
Total	545,808	492,928	1,625,485	1,417,796
Operating Income	173,751	178,909	383,594	399,811
Nonoperating Income (Expense):
Other nonoperating special items	(50,202)	—	(50,202)	—
Interest expense and amortization of debt discounts and issuance costs	(7,578)	(8,539)	(23,292)	(28,453)
Gains (losses) on fuel derivatives	3,282	(3,601)	(10,228)	15,421
Other components of net periodic benefit cost	(3,792)	(5,054)	(13,293)	(15,218)
Interest income	1,861	1,113	4,480	3,044
Capitalized interest	2,416	719	6,258	1,407
Loss on extinguishment of debt	—	—	—	(9,993)
Other, net	(100)	612	3,161	9,884
Total	(54,113)	(14,750)	(83,116)	(23,908)
Income Before Income Taxes	119,638	164,159	300,478	375,903
Income tax expense	45,072	61,705	108,567	142,413
Net Income	$74,566	$102,454	$191,911	$233,490
Net Income Per Share
Basic	$1.40	$1.92	$3.59	$4.37
Diluted	$1.39	$1.91	$3.57	$4.35

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2017	2016
	(unaudited)
Net Income	$74,566	$102,454
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $15,247 and $714 for 2017 and 2016, respectively	25,042	1,293
Net change in derivative instruments, net of tax benefit of $198 and $1,141 for 2017 and 2016, respectively	(326)	(1,858)
Net change in available-for-sale investments, net of tax expense of $43 and net of tax benefit of $150 for 2017 and 2016, respectively	70	(246)
Total other comprehensive income (loss)	24,786	(811)
Total Comprehensive Income	$99,352	$101,643

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Net Income	$191,911	$233,490
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $17,040 and $2,028 for 2017 and 2016, respectively	27,900	3,448
Net change in derivative instruments, net of tax benefit of $3,756 and $10,457 for 2017 and 2016, respectively	(6,162)	(17,166)
Net change in available-for-sale investments, net of tax expense of $115 and $266 for 2017 and 2016, respectively	188	437
Total other comprehensive income (loss)	21,926	(13,281)
Total Comprehensive Income	$213,837	$220,209

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$348,049	$325,991
Restricted cash	1,000	5,000
Short-term investments	270,697	284,075
Accounts receivable, net	118,622	96,067
Spare parts and supplies, net	26,560	20,363
Prepaid expenses and other	56,783	66,740
Total	821,711	798,236
Property and equipment, less accumulated depreciation and amortization of $533,964 and $454,231 as of September 30, 2017 and December 31, 2016, respectively	1,753,946	1,654,567
Other Assets:
Long-term prepayments and other	124,926	132,724
Intangible assets, less accumulated amortization of $21,301 and $20,337 as of September 30, 2017 and December 31, 2016, respectively	15,447	16,411
Goodwill	106,663	106,663
Total Assets	$2,822,693	$2,708,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$118,810	$116,507
Air traffic liability	573,373	482,496
Other accrued liabilities	157,760	172,214
Current maturities of long-term debt and capital lease obligations	58,585	58,899
Total	908,528	830,116
Long-Term Debt and Capital Lease Obligations	447,533	497,908
Other Liabilities and Deferred Credits:
Accumulated pension and other post-retirement benefit obligations	234,206	355,968
Other liabilities and deferred credits	172,792	173,613
Deferred tax liability, net	218,843	170,543
Total	625,841	700,124
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value per share, 52,471,736 and 53,435,234 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	525	534
Capital in excess of par value	73,776	127,266
Accumulated income	848,057	656,146
Accumulated other comprehensive loss, net	(81,567)	(103,493)
Total	840,791	680,453
Total Liabilities and Shareholders’ Equity	$2,822,693	$2,708,601

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Net cash provided by Operating Activities	$295,477	$434,922
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(212,535)	(104,250)
Proceeds from purchase assignment and leaseback transactions	—	31,851
Proceeds from disposition of property and equipment	33,511	—
Purchases of investments	(171,485)	(217,964)
Sales of investments	183,930	208,075
Net cash used in investing activities	(166,579)	(82,288)
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(52,463)	(205,532)
Repurchases and redemptions of convertible notes	—	(1,426)
Repurchases of common stock	(50,486)	(13,763)
Other	(7,891)	(7,702)
Net cash used in financing activities	(110,840)	(228,423)
Net increase in cash and cash equivalents	18,058	124,211
Cash, cash equivalents, and restricted cash - Beginning of Period	330,991	286,502
Cash, cash equivalents, and restricted cash - End of Period	$349,049	$410,713

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

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted in the first quarter of 2017. The Company early adopted this standard during the first quarter of 2017. The adoption of ASU 2017-07 resulted in a reclassification of $5.1 million and $15.2 million from wages and benefits to other components of net periodic benefit cost on the Company's consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard during the first quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's condensed consolidated statement of cash flows. The inclusion of restricted cash increased the beginning and ending balances of the condensed consolidated statement of cash flows by $5.0 million for the nine months ended September 30, 2016.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow an employer to withhold more shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company's consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by $0.3 million and $5.8 million for the three and nine months ended September 30, 2017, respectively. The Company also reclassified $17.6 million of excess tax benefits for share-based payments in the cash flow statement from financing activities to operating activities for the nine months ended September 30, 2016.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the components and options within ASU 2017-12.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this ASU will have a significant impact on its consolidated balance sheet but does not expect that the ASU will have a material impact on the Company's results of operations or cash flows. The effect of adopting the new standard will be to record right-of-use assets and operating lease obligations for current operating leases on the Company's balance sheet. See Note 9 which discusses our lease obligations as of September 30, 2017.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and created a new topic (ASC 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASC 606 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will elect to adopt the full retrospective transition method as of January 1, 2018, resulting in the restatement of certain prior periods on the date of adoption.

The Company is completing its overall analysis for the provisions of ASC 606 specific to its consolidated financial statements and related disclosures. The Company is also designing and implementing controls and systems in anticipation of the adoption of the standard, effective January 1, 2018 which will have a material impact on its consolidated financial statements. The overall expected decrease in equity as of January 1, 2016 is expected to be up to $125 million net of tax, with an offsetting change primarily in Other liabilities and deferred credits. The corresponding annual income statement effect is expected to be a decrease of approximately 1% of total revenue.

While the Company continues to assess all potential impacts of this new standard, it currently believes the most significant impact relates to the accounting for the Company's frequent flyer travel award program. This change as well as other less significant changes, is briefly described below:

•
Frequent flyer - The standard will require the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles (effectively eliminating the incremental cost accounting currently applied). Under ASC 606, ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles will be deferred until the free travel or other award is used by the passenger, at which time it will be included in passenger revenues. ASC 606 will result in a significant increase to the deferred revenue liability on the Company's balance sheet, as the estimated selling price of the miles significantly exceeds the value previously recorded for incremental cost.

•
Passenger revenue - Currently, passenger revenue is recognized either when the transportation is provided or when tickets expire unused. However, after the application of ASC 606, passenger revenue associated with unused tickets, which represent unexercised passenger rights, is expected to be recognized in proportion to the pattern of rights exercised by related passengers (e.g. scheduled departure dates). This will have the effect of accelerating the recognition of revenue and reducing the recorded balance in air traffic liability as compared to the current policy.

•
Other operating revenue - Other operating revenue includes checked baggage revenue, cargo revenue, ticket change and cancellation fees, charter revenue, ground handling fees, commissions and fees earned under certain joint marketing agreements with other companies, inflight revenue, and other incidental sales. Ticket change and cancellation fees are currently recognized at the time the fees are assessed. The Company expects to defer the recognition of ticket change fees as a component of air traffic liability until the related transportation is provided. Certain amounts currently classified in other revenue (e.g. bag and other ancillary fees) will be reclassified to passenger revenue.

•
Selling Costs - Certain selling costs to issue passenger tickets (e.g. credit card and booking fees) are currently recognized when incurred.  Consistent with the Company’s current accounting for commissions, under ASC 606 the Company will capitalize selling costs associated with credit card and booking fees and recognize the associated expense at the ticketed flight date.

The adoption of the standard will require the implementation of new accounting processes and systems, which will change the Company's internal control over revenue recognition. Other items could be identified that will impact amounts ultimately recorded.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2017	2016	2017	2016
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$(449)	$1,842	$(2,141)	$(1,679)	Passenger revenue
Interest rate derivative losses, net	—	—	—	944	Interest expense
Total before tax	(449)	1,842	(2,141)	(735)
Tax expense (benefit)	170	(701)	811	272
Total, net of tax	$(279)	$1,141	$(1,330)	$(463)
Amortization of defined benefit plan items
Actuarial loss	$2,277	$1,950	$6,733	$5,780	Other components of net periodic benefit cost
Prior service cost	65	57	185	171	Other components of net periodic benefit cost
Partial settlement and curtailment loss	15,001	—	15,001	—	Other nonoperating special items
Loss on plan termination	35,201	—	35,201	—	Other nonoperating special items
Total before tax	52,544	2,007	57,120	5,951
Tax benefit	(19,883)	(714)	(21,648)	(2,207)
Total, net of tax	$32,661	$1,293	$35,472	$3,744
Short-term investments
Realized gain on sales of investments, net	$(6)	$(129)	$(26)	$(189)	Other nonoperating income
Total before tax	(6)	(129)	(26)	(189)
Tax expense	2	49	10	69
Total, net of tax	$(4)	$(80)	$(16)	$(120)
Total reclassifications for the period	$32,378	$2,354	$34,126	$3,161

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2017 and 2016 is as follows:

Three months ended September 30, 2017	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$1,235	$(107,344)	$(244)	$(106,353)
Other comprehensive income (loss) before reclassifications, net of tax	—	(47)	(7,619)	74	(7,592)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(279)	32,661	(4)	32,378
Net current-period other comprehensive income (loss)	—	(326)	25,042	70	24,786
Ending balance	$—	$909	$(82,302)	$(174)	$(81,567)

Three months ended September 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$(10,348)	$(101,710)	$311	$(111,747)
Other comprehensive loss before reclassifications, net of tax	—	(2,999)	—	(166)	(3,165)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	1,141	1,293	(80)	2,354
Net current-period other comprehensive income (loss)	—	(1,858)	1,293	(246)	(811)
Ending balance	$—	$(12,206)	$(100,417)	$65	$(112,558)

Nine months ended September 30, 2017	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$—	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	—	(4,832)	(7,572)	204	(12,200)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(1,330)	35,472	(16)	34,126
Net current-period other comprehensive income (loss)	—	(6,162)	27,900	188	21,926
Ending balance	$—	$909	$(82,302)	$(174)	$(81,567)

Nine months ended September 30, 2016	Interest Rate Derivatives	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	(16,035)	(296)	557	(16,442)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	587	(1,050)	3,744	(120)	3,161
Net current-period other comprehensive income (loss)	(81)	(17,085)	3,448	437	(13,281)
Ending balance	$—	$(12,206)	$(100,417)	$65	$(112,558)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2017 and 2016, anti-dilutive shares excluded from the calculation of diluted earnings per share were nil.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except for per share data)
Numerator:
Net Income	$74,566	$102,454	$191,911	$233,490
Denominator:
Weighted average common stock shares outstanding - Basic	53,185	53,427	53,456	53,488
Assumed exercise of stock options and awards	324	161	343	219
Assumed conversion of convertible note premium	—	—	—	8
Weighted average common stock shares outstanding - Diluted	53,509	53,588	53,799	53,715
Net Income Per Share
Basic	$1.40	$1.92	$3.59	$4.37
Diluted	$1.39	$1.91	$3.57	$4.35

Stock Repurchase Program and Dividends

In April 2017, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to further modification or termination at any time.

The Company spent $46.2 million and $50.5 million to repurchase and retire approximately 1.1 million shares and 1.2 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the Company had $49.5 million remaining to spend under its stock repurchase program.

In October 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on November 30, 2017, to stockholders of record as of November 17, 2017.

5. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value.  Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the Company's unaudited consolidated statements of operations.  Unrealized gains and losses on available-for-sale securities are reflected as a component of accumulated other comprehensive income.

The following is a summary of short-term investments held as of September 30, 2017 and December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017	(in thousands)
Corporate debt	$167,407	$67	$(170)	$167,304
U.S. government and agency debt	50,515	1	(131)	50,385
Municipal bonds	19,839	27	(30)	19,836
Other fixed income securities	33,172	1	(1)	33,172
Total short-term investments	$270,933	$96	$(332)	$270,697

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016	(in thousands)
Corporate debt	$171,139	$84	$(357)	$170,866
U.S. government and agency debt	53,916	8	(134)	53,790
Municipal bonds	22,893	1	(144)	22,750
Other fixed income securities	36,670	—	(1)	36,669
Total short-term investments	$284,618	$93	$(636)	$284,075

Contractual maturities of short-term investments as of September 30, 2017 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$72,879	$94,425	$167,304
U.S. government and agency debt	34,320	16,065	50,385
Municipal bonds	6,942	12,894	19,836
Other fixed income securities	24,535	8,637	33,172
Total short-term investments	$138,676	$132,021	$270,697

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$198,018	$171,936	$26,082	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	270,697	—	270,697	—
Fuel derivative contracts:
Crude oil call options	8,184	—	8,184	—
Jet fuel swaps	566	—	566	—
Foreign currency derivatives	4,721	—	4,721	—
Total assets measured at fair value	$483,186	$172,936	$310,250	$—
Fuel derivative contracts:
Jet fuel swaps	$21	$—	$21	$—
Foreign currency derivatives	2,612	—	2,612	—
Total liabilities measured at fair value	$2,633	$—	$2,633	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$123,120	$104,113	$19,007	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	284,075	—	284,075	—
Fuel derivative contracts:
Crude oil call options	8,489	—	8,489	—
Heating oil swaps	6,601	—	6,601	—
Foreign currency derivatives	12,906	—	12,906	—
Total assets measured at fair value	$440,191	$109,113	$331,078	$—
Foreign currency derivatives	1,469	—	1,469	—
Total liabilities measured at fair value	$1,469	$—	$1,469	$—

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

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil call options and jet fuel swaps, which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, and measures of volatility among others.

Foreign currency derivatives.  The Company’s foreign currency derivatives consist of Japanese Yen and Australian Dollar forward contracts and are valued primarily based upon data available or derived from public markets.

The table below presents the Company’s debt (excluding obligations under capital leases) measured at fair value:

Fair Value of Debt
September 30, 2017					December 31, 2016
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$438,843	$449,761	$—	$—	$449,761	$481,874	$484,734	$—	$—	$484,734

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2017, the Company primarily used crude oil call options and jet fuel swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2017	2016	2017	2016
	(in thousands)
Losses realized at settlement	$(2,787)	$(2,525)	$(2,100)	$(30,349)
Reversal of prior period unrealized amounts	6,251	(7,115)	(7,946)	39,731
Unrealized gains (losses) that will settle in future periods	(182)	6,039	(182)	6,039
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$3,282	$(3,601)	$(10,228)	$15,421

Foreign Currency Exchange Rate Risk Management

The Company is subject to foreign currency exchange rate risk due to revenues and expenses that are denominated in foreign currencies, with the primary exposures being the Japanese Yen and Australian Dollar. To manage exchange rate risk, the Company executes its international revenue and expense transactions in the same foreign currency to the extent practicable.
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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $0.6 million into earnings over the next 12 months from AOCI based on the values at September 30, 2017.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,704,725 Japanese Yen 46,792 Australian Dollars	September 2018	3,594	(2,340)	1,254
	Long-term prepayments and other	4,812,000 Japanese Yen 8,247 Australian Dollars	September 2019	952	(242)	710
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	924,350 Japanese Yen 3,776 Australian Dollars	December 2017	175	(30)	145
Fuel derivative contracts	Prepaid expenses and other	94,332 gallons	September 2018	8,750	(21)	8,729

Derivative position as of December 31, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,121,500 Japanese Yen 41,917 Australian Dollars	December 2017	9,803	(1,349)	8,454
	Long-term prepayments and other	4,371,900 Japanese Yen 8,434 Australian Dollars	December 2018	2,632	(59)	2,573
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	879,050 Japanese Yen 5,802 Australian Dollars	March 2017	471	(61)	410
Fuel derivative contracts	Prepaid expenses and other	17,850 gallons	December 2017	15,090	—	15,090

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Foreign currency derivatives	$75	$4,841	$(449)	$1,842	$—	$—
Interest rate derivatives	—	—	—	—	—	—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	2017	2016
	(in thousands)
Foreign currency derivatives	$7,780	$24,996	$(2,141)	$(1,679)	$—	$—
Interest rate derivatives	—	923	—	944	—	—

Risk and Collateral

Financial derivative instruments expose the Company to possible credit loss in the event the counterparties fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) regularly monitors the market position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments, as cash collateral would be provided by the counterparties based on the current market exposure of the derivative.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2017 and December 31, 2016.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

8.  Debt

As of September 30, 2017, the expected maturities of long-term debt for the remainder of 2017 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2017	$5,771
2018	48,244
2019	72,927
2020	21,413
2021	49,060
Thereafter	241,428
$438,843

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

As of September 30, 2017, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining in 2017	$31,984	$1,643
2018	127,235	7,311
2019	118,070	6,939
2020	97,717	6,690
2021	64,730	6,768
Thereafter	222,227	107,760
	$661,963	$137,111
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2017	2016	2017	2016
	(in thousands)
Service cost	$3,296	$3,438	$10,922	$10,864
Other cost:
Interest cost	5,983	7,518	20,502	22,682
Expected return on plan assets	(4,533)	(4,472)	(14,125)	(13,416)
Recognized net actuarial loss	2,342	2,008	6,916	5,952
Total other components of the net periodic benefit cost	3,792	5,054	13,293	15,218
Partial settlement and curtailment loss	15,001	—	15,001	—
Loss on plan termination	35,201	—	35,201	—
Net periodic benefit cost	$57,290	$8,492	$74,417	$26,082

During the three and nine months ended September 30, 2017, the Company contributed $14.2 million and $28.6 million, respectively to its defined benefit and other post-retirement plans. These amounts are exclusive of the one-time contributions to the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan) and pilots' other post-retirement benefit plan, as discussed below. During the three and nine months ended September 30, 2016, the Company contributed $15.6 million and $26.9 million, respectively to its defined benefit and other post-retirement plans.

In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (the Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Merged Plan. At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In August 2017, the Company completed the termination of the plan by transferring the assets and liabilities to a third-party insurance company. The Company contributed a total of $18.5 million in cash to fully fund the plan and recognized a one-time financial loss of $35.2 million as an other nonoperating special item on the Company's Consolidated Statement of Operations. The Company no longer has any expected contributions to the Merged Plan due to the final settlement.

In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). In connection with the ratification of the agreement, the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots, and replace the benefit with a heath retirement account (HRA) managed by ALPA, which represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, the Company made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. In connection with the settlement of the liability, the discount rate was updated to 3.87%. The Company recognized a one-time settlement loss of $15.0 million. The obligation recorded for the unsettled portion of this plan was $83.4 million as of September 30, 2017. The Company has expected contributions of $0.9 million to the pilots' other post-retirement benefit plan for the remainder of 2017.

11. Commitments and Contingent Liabilities

Commitments

As of September 30, 2017, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed payments for those deliveries as of September 30, 2017 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2017	$114,916	$23,089	$138,005
2018	454,848	73,242	528,090
2019	500,811	60,228	561,039
2020	242,152	58,708	300,860
2021	170,406	56,551	226,957
Thereafter	131,834	400,430	532,264
	$1,614,967	$672,248	$2,287,215

Litigation and Contingencies

The Company is subject to legal proceedings arising in the normal course of its operations. Management does not anticipate that the disposition of any currently pending proceeding will have a material effect on the Company’s operations, business or financial condition.

General Guarantees and Indemnifications

In the normal course of business, the Company enters into numerous aircraft financing and real estate leasing arrangements that have various guarantees included in such contracts. It is common in such lease transactions for the lessee to agree to indemnify the lessor and other related third-parties for tort liabilities that arise out of, or relate to, the lessee’s use of the leased aircraft or occupancy of the leased premises. In some cases, this indemnity extends to related liabilities arising from the negligence of the indemnified parties, but usually excludes any liabilities caused by such parties' gross negligence or willful misconduct. Additionally, the lessee typically indemnifies such parties for any environmental liability that arises out of or relates to the lessee's use of the real estate leased premises. The Company believes that it is insured (subject to deductibles) for most of the tort liabilities and related indemnities described above with respect to the aircraft and real estate that it leases. The Company cannot reasonably estimate the potential amount of future payments, if any, under the foregoing indemnities and agreements.

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $1.0 million at September 30, 2017 and $5.0 million at December 31, 2016.

In the event of a material adverse change in the Company's business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on the Company's operations, business or financial condition.

12. Special Items

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating:
Loss on sale of aircraft	—	—	4,771	—
Collective bargaining charge	—	—	18,679	—
Special items	$—	$—	$23,450	$—
Nonoperating:
Partial settlement and curtailment loss	15,001	—	15,001	—
Loss on plan termination	35,201	—	35,201	—
Other nonoperating special items	$50,202	$—	$50,202	$—

As discussed in Note 10, in August 2017, the Company terminated the Merged Plan and settled a portion of its pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities the Company recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $15.0 million related to the other post-retirement medical plan partial settlement.

In April 2017, the Company executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and continues through November 2018, December 2018, and January 2019, respectively. During the nine months ended September 30, 2017, the Company recorded a loss on sale of aircraft of $4.8 million.

In February 2017, the Company reached a tentative agreement with ALPA, covering the Company's pilots. In March 2017, the Company received notice from ALPA that the agreement was ratified by ALPA's members.  The agreement became effective April 1, 2017 and has a term of 63 months.  The agreement includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the nine months ended September 30, 2017, the Company expensed $18.7 million related to (1) a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which is not recoverable once paid and (2) a one-time true up of the pilot vacation accrual at the revised rates set forth in the agreement.

13. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine months ended September 30,
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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$717,812	$1,853	$(106)	$719,559
Operating Expenses:
Wages and benefits	—	161,059	—	—	161,059
Aircraft fuel, including taxes and delivery	—	110,111	—	—	110,111
Maintenance materials and repairs	—	48,987	409	—	49,396
Aircraft and passenger servicing	—	36,360	—	—	36,360
Commissions and other selling	18	32,924	19	(31)	32,930
Aircraft rent	—	35,090	105	—	35,195
Other rentals and landing fees	—	30,989	—	—	30,989
Depreciation and amortization	—	27,491	956	—	28,447
Purchased services	117	24,428	206	(15)	24,736
Other	1,498	34,678	469	(60)	36,585
Total	1,633	542,117	2,164	(106)	545,808
Operating Income (Loss)	(1,633)	175,695	(311)	—	173,751
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	75,469	—	—	(75,469)	—
Other nonoperating special items	—	(50,202)	—	—	(50,202)
Interest expense and amortization of debt discounts and issuance costs	—	(7,578)	—	—	(7,578)
Other components of net periodic pension cost	—	(3,792)	—	—	(3,792)
Interest income	76	1,785	—	—	1,861
Capitalized interest	—	2,416	—	—	2,416
Gains on fuel derivatives	—	3,282	—	—	3,282
Other, net	—	(100)	—	—	(100)
Total	75,545	(54,189)	—	(75,469)	(54,113)
Income (Loss) Before Income Taxes	73,912	121,506	(311)	(75,469)	119,638
Income tax expense (benefit)	(654)	45,726	—	—	45,072
Net Income (Loss)	$74,566	$75,780	$(311)	$(75,469)	$74,566
Comprehensive Income (Loss)	$99,352	$100,566	$(311)	$(100,255)	$99,352

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$670,115	$1,800	$(78)	$671,837
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	94,818	—	—	94,818
Wages and benefits	—	136,356	—	—	136,356
Aircraft rent	—	32,891	—	—	32,891
Maintenance materials and repairs	—	51,354	458	—	51,812
Aircraft and passenger servicing	—	33,971	—	—	33,971
Commissions and other selling	—	29,494	15	(29)	29,480
Depreciation and amortization	—	26,496	999	—	27,495
Other rentals and landing fees	—	28,926	—	—	28,926
Purchased services	34	25,404	191	(15)	25,614
Other	1,348	29,807	444	(34)	31,565
Total	1,382	489,517	2,107	(78)	492,928
Operating Income (Loss)	(1,382)	180,598	(307)	—	178,909
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	103,211	—	—	(103,211)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,539)	—	—	(8,539)
Other components of net periodic pension cost	—	(5,054)	—	—	(5,054)
Interest income	71	1,042	—	—	1,113
Capitalized interest	—	719	—	—	719
Losses on fuel derivatives	—	(3,601)	—	—	(3,601)
Loss on extinguishment of debt	—	—	—	—	—
Other, net	—	612	—	—	612
Total	103,282	(14,821)	—	(103,211)	(14,750)
Income (Loss) Before Income Taxes	101,900	165,777	(307)	(103,211)	164,159
Income tax expense (benefit)	(554)	62,259	—	—	61,705
Net Income (Loss)	$102,454	$103,518	$(307)	$(103,211)	$102,454
Comprehensive Income (Loss)	$101,643	$102,707	$(307)	$(102,400)	$101,643

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,003,961	$5,436	$(318)	$2,009,079
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	316,423	—	—	316,423
Wages and benefits	—	466,772	—	—	466,772
Aircraft rent	—	102,408	475	—	102,883
Maintenance materials and repairs	—	158,417	2,949	—	161,366
Aircraft and passenger servicing	—	104,569	—	—	104,569
Commissions and other selling	42	98,677	57	(108)	98,668
Depreciation and amortization	—	80,927	2,860	—	83,787
Other rentals and landing fees	—	86,763	—	—	86,763
Purchased services	400	78,428	645	(45)	79,428
Special items	—	23,450	—	—	23,450
Other	3,958	96,132	1,451	(165)	101,376
Total	4,400	1,612,966	8,437	(318)	1,625,485
Operating Income (Loss)	(4,400)	390,995	(3,001)	—	383,594
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	193,581	—	—	(193,581)	—
Other nonoperating special items	—	(50,202)	—	—	(50,202)
Interest expense and amortization of debt discounts and issuance costs	—	(23,292)	—	—	(23,292)
Other components of net periodic pension cost	—	(13,293)	—	—	(13,293)
Interest income	216	4,264	—	—	4,480
Capitalized interest	—	6,258	—	—	6,258
Losses on fuel derivatives	—	(10,228)	—	—	(10,228)
Loss on extinguishment of debt	—	—	—	—	—
Other, net	—	3,161	—	—	3,161
Total	193,797	(83,332)	—	(193,581)	(83,116)
Income (Loss) Before Income Taxes	189,397	307,663	(3,001)	(193,581)	300,478
Income tax expense (benefit)	(2,514)	111,081	—	—	108,567
Net Income (Loss)	$191,911	$196,582	$(3,001)	$(193,581)	$191,911
Comprehensive Income (Loss)	$213,837	$218,508	$(3,001)	$(215,507)	$213,837

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,813,410	$4,478	$(281)	$1,817,607
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	248,516	—	—	248,516
Wages and benefits	—	395,718	—	—	395,718
Aircraft rent	—	92,345	—	—	92,345
Maintenance materials and repairs	—	164,395	2,506	—	166,901
Aircraft and passenger servicing	—	93,245	—	—	93,245
Commissions and other selling	1	93,983	52	(100)	93,936
Depreciation and amortization	—	79,136	2,493	—	81,629
Other rentals and landing fees	—	78,338	—	—	78,338
Purchased services	121	72,363	450	(45)	72,889
Other	4,135	89,381	899	(136)	94,279
Total	4,257	1,407,420	6,400	(281)	1,417,796
Operating Income (Loss)	(4,257)	405,990	(1,922)	—	399,811
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	235,353	—	—	(235,353)	—
Interest expense and amortization of debt discounts and issuance costs	117	(28,570)	—	—	(28,453)
Other components of net periodic pension cost	—	(15,218)	—	—	(15,218)
Interest income	195	2,849	—	—	3,044
Capitalized interest	—	1,407	—	—	1,407
Gains on fuel derivatives	—	15,421	—	—	15,421
Loss on extinguishment of debt	—	(9,993)	—	—	(9,993)
Other, net	—	9,884	—	—	9,884
Total	235,665	(24,220)	—	(235,353)	(23,908)
Income (Loss) Before Income Taxes	231,408	381,770	(1,922)	(235,353)	375,903
Income tax expense (benefit)	(2,082)	144,495	—	—	142,413
Net Income (Loss)	$233,490	$237,275	$(1,922)	$(235,353)	$233,490
Comprehensive Income (Loss)	$220,209	$223,994	$(1,922)	$(222,072)	$220,209

Condensed Consolidating Balance Sheets
September 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,745	$279,055	$5,249	$—	$348,049
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	270,697	—	—	270,697
Accounts receivable, net	29	117,103	1,687	(197)	118,622
Spare parts and supplies, net	—	26,560	—	—	26,560
Prepaid expenses and other	145	56,409	229	—	56,783
Total	63,919	750,824	7,165	(197)	821,711
Property and equipment at cost	—	2,214,015	73,895	—	2,287,910
Less accumulated depreciation and amortization	—	(523,089)	(10,875)	—	(533,964)
Property and equipment, net	—	1,690,926	63,020	—	1,753,946
Long-term prepayments and other	—	124,874	52	—	124,926
Deferred tax assets, net	31,271	—	—	(31,271)	—
Goodwill and other intangible assets, net	—	120,839	1,271	—	122,110
Intercompany receivable	—	342,113	—	(342,113)	—
Investment in consolidated subsidiaries	1,077,365	—	—	(1,077,365)	—
TOTAL ASSETS	$1,172,555	$3,029,576	$71,508	$(1,450,946)	$2,822,693
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$703	$117,454	$850	$(197)	$118,810
Air traffic liability	—	569,638	3,735	—	573,373
Other accrued liabilities	131	157,383	246	—	157,760
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,585	—	—	58,585
Total	834	903,060	4,831	(197)	908,528
Long-term debt and capital lease obligations	—	447,533	—	—	447,533
Intercompany payable	330,930	—	11,183	(342,113)	—
Other liabilities and deferred credits:					=sum(C32:I32)
Accumulated pension and other post-retirement benefit obligations	—	234,206	—	—	234,206
Other liabilities and deferred credits	—	171,937	855	—	172,792
Deferred tax liabilities, net	—	250,114	—	(31,271)	218,843
Total	—	656,257	855	(31,271)	625,841
Shareholders’ equity	840,791	1,022,726	54,639	(1,077,365)	840,791
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,172,555	$3,029,576	$71,508	$(1,450,946)	$2,822,693

Condensed Consolidating Balance Sheets
December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,629	$249,985	$8,377	$—	$325,991
Restricted cash	—	5,000	—	—	5,000
Short-term investments	—	284,075	—	—	284,075
Accounts receivable, net	28	94,852	1,392	(205)	96,067
Spare parts and supplies, net	—	20,363	—	—	20,363
Prepaid expenses and other	29	66,665	46	—	66,740
Total	67,686	720,940	9,815	(205)	798,236
Property and equipment at cost	—	2,038,931	69,867	—	2,108,798
Less accumulated depreciation and amortization	—	(445,868)	(8,363)	—	(454,231)
Property and equipment, net	—	1,593,063	61,504	—	1,654,567
Long-term prepayments and other	—	132,724	—	—	132,724
Deferred tax assets, net	28,757	—	—	(28,757)	—
Goodwill and other intangible assets, net	—	121,456	1,618	—	123,074
Intercompany receivable	—	277,732	—	(277,732)	—
Investment in consolidated subsidiaries	855,289	—	—	(855,289)	—
TOTAL ASSETS	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$492	$114,935	$1,285	$(205)	$116,507
Air traffic liability	—	478,109	4,387	—	482,496
Other accrued liabilities	4,088	167,864	262	—	172,214
Current maturities of long-term debt, less discount, and capital lease obligations	—	58,899	—	—	58,899
Total	4,580	819,807	5,934	(205)	830,116
Long-term debt and capital lease obligations	—	497,908	—	—	497,908
Intercompany payable	266,699	—	11,033	(277,732)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	355,968	—	—	355,968
Other liabilities and deferred credits	—	172,783	830	—	173,613
Deferred tax liabilities, net	—	199,300	—	(28,757)	170,543
Total	—	728,051	830	(28,757)	700,124
Shareholders’ equity	680,453	800,149	55,140	(855,289)	680,453
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$951,732	$2,845,915	$72,937	$(1,161,983)	$2,708,601

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,491)	$300,820	$(1,852)	$—	$295,477
Cash Flows From Investing Activities:
Net payments to affiliates	(2,500)	(52,507)	—	55,007	—
Additions to property and equipment, including pre-delivery deposits	—	(208,759)	(3,776)	—	(212,535)
Proceeds from disposition of property and equipment	—	33,511	—	—	33,511
Purchases of investments	—	(171,485)	—	—	(171,485)
Sales of investments	—	183,930	—	—	183,930
Net cash used in investing activities	(2,500)	(215,310)	(3,776)	55,007	(166,579)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(52,463)	—	—	(52,463)
Net payments from affiliates	52,507	—	2,500	(55,007)	—
Repurchases of common stock	(50,486)	—	—	—	(50,486)
Other	86	(7,977)	—	—	(7,891)
Net cash provided by (used in) financing activities	2,107	(60,440)	2,500	(55,007)	(110,840)
Net increase (decrease) in cash and cash equivalents	(3,884)	25,070	(3,128)	—	18,058
Cash, cash equivalents, & restricted cash - Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, & restricted cash - End of Period	$63,745	$280,055	$5,249	$—	$349,049

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,036)	$438,596	$362	$—	$434,922
Cash Flows From Investing Activities:
Net payments to affiliates	—	(27,796)	—	27,796	—
Additions to property and equipment, including pre-delivery deposits	—	(92,185)	(12,065)	—	(104,250)
Proceeds from purchase assignment and leaseback transaction	—	31,851	—	—	31,851
Purchases of investments	—	(217,964)	—	—	(217,964)
Sales of investments	—	208,075	—	—	208,075
Net cash used in investing activities	—	(98,019)	(12,065)	27,796	(82,288)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(205,532)	—	—	(205,532)
Repurchase of convertible notes	(1,426)	—	—	—	(1,426)
Net payments from affiliates	16,763	—	11,033	(27,796)	—
Repurchases of Common Stock	(13,763)	—	—	—	(13,763)
Other	423	(8,125)	—	—	(7,702)
Net cash provided by (used in) financing activities	1,997	(213,657)	11,033	(27,796)	(228,423)
Net increase (decrease) in cash and cash equivalents	(2,039)	126,920	(670)	—	124,211
Cash, cash equivalents, & restricted cash - Beginning of Period	69,420	208,406	8,676	—	286,502
Cash, cash equivalents, & restricted cash - End of Period	$67,381	$335,326	$8,006	$—	$410,713

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance.  Such forward-looking statements include, without limitation, statements regarding: our expectations regarding our financial performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the fourth quarter of 2017; our expected fleet as of September 30, 2018; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes and collectively with the Neighbor Island routes, referred to as our “Domestic” routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of July 2017, the latest available data. As of September 30, 2017, we had 6,491 active employees.

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

Financial Highlights

•	GAAP net income in the third quarter of $74.6 million, or $1.39 per diluted share.

•	Adjusted net income in the third quarter of $102.6 million, or $1.92 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $618.7 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

We expect our revenue performance to remain consistent in the fourth quarter of 2017 compared to the prior year period. We expect available seat miles during the quarter ending December 31, 2017 to increase by 4.0% to 6.0% from the prior year period, while we expect operating revenue per available seat mile to range from down 1.0% to up 2.0% from the prior year period.  We expect operating cost per available seat mile, during the quarter ending December 31, 2017 to decrease by 10.3% to 13.5% from the prior year period, due to an expected decrease in special charges for the quarter ending December 31, 2017, compared to the prior year period.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2016 and 2017, and expected fleet as of September 30, 2018 (based on existing agreements):

	September 30, 2016			September 30, 2017			September 30, 2018
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	11	12	23	11	13	24	11	13	24
767-300	4	4	8	7	1	8	7	—	7
717-200	3	15	18	5	15	20	5	15	20
ATR turboprop (1)	—	6	6	—	6	6	—	7	7
A321neo	—	—	—	—	—	—	2	8	10
Total	18	37	55	23	35	58	25	43	68

(1)	The ATR turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

Results of Operations

For the three months ended September 30, 2017, we generated net income of $74.6 million, or $1.39 per diluted share, compared to net income of $102.5 million, or $1.91 per diluted share, for the same period in 2016. For the nine months ended September 30, 2017, we generated net income of $191.9 million, or $3.57 per diluted share, compared to net income of $233.5 million, or $4.35 per diluted share, for the same period in 2016.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	3,000		2,916		8,588		8,317
Revenue passenger miles (RPM)	4,290,499		4,166,487		12,187,344		11,554,522
Available seat miles (ASM)	4,946,678		4,887,608		14,203,112		13,805,563
Passenger revenue per RPM (Yield)	14.79	¢	14.20	¢	14.48	¢	13.78	¢
Passenger load factor (RPM/ASM)	86.7%		85.2%		85.8%		83.7%
Passenger revenue per ASM (PRASM)	12.83	¢	12.10	¢	12.43	¢	11.53	¢
Total Operations (a) :
Revenue passengers flown	3,001		2,918		8,592		8,321
RPM	4,293,095		4,170,671		12,190,846		11,559,795
ASM	4,950,800		4,894,768		14,208,642		13,813,955
Operating revenue per ASM (RASM)	14.53	¢	13.73	¢	14.14	¢	13.16	¢
Operating cost per ASM (CASM)	11.02	¢	10.07	¢	11.44	¢	10.26	¢
CASM excluding aircraft fuel and special items (b)	8.80	¢	8.13	¢	9.04	¢	8.46	¢
Aircraft fuel expense per ASM (c)	2.22	¢	1.94	¢	2.23	¢	1.80	¢
Revenue block hours operated	49,384		47,534		141,955		134,627
Gallons of aircraft fuel consumed	67,160		64,918		193,404		182,471
Average cost per gallon of aircraft fuel (actual) (c)	$1.64		$1.46		$1.64		$1.36

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2017, operating revenue increased by $47.7 million, or 7.1%, and $191.5 million or 10.5%, respectively, as compared to the prior year periods, driven by increased passenger revenue.

Passenger revenue

For the three and nine months ended September 30, 2017, passenger revenue increased by $42.9 million, or 7.3%, and $173.2 million or 10.9%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended September 30, 2017 as compared to three months ended September 30, 2016				Nine months ended September 30, 2017 as compared to nine months ended September 30, 2016
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$11.1	4.3%	(1.7)%	(2.7)%	$63.8	6.9%	(1.6)%	(4.1)%
International	31.8	7.8	14.2	9.7	109.4	7.2	23.3	18.7
Total scheduled	$42.9	4.2%	3.0%	1.2%	$173.2	5.1%	5.5%	2.9%

Domestic

For the three and nine months period ended September 30, 2017, revenue on our domestic routes increased by $11.1 million, or 2.5%, and $63.8 million, or 5.1%, respectively, as compared to the prior year periods. The increase was due to improved yields within our North America routes of approximately 4.3% and 6.9% for the three and nine month periods ended September 30, 2017, respectively as compared to the prior year periods.

International

For the three and nine months period ended September 30, 2017, revenue on our international routes increased by $31.8 million, or 23.1%, and $109.4 million, or 32.2%, respectively, as compared to the prior year periods. The increase was due to improved yields within our international routes of approximately 7.8% and 7.2% for the three and nine month periods ended September 30, 2017, respectively as compared to the prior year periods. Another contributing factor for the increased revenue (period over period) was our expanded Hawai'i to Tokyo, Japan service. This included the introduction of service from Honolulu to Narita, Japan (July 2016), Kona to Tokyo Haneda Airport (December 2016), and expansion of existing Honolulu to Haneda service (December 2016).

Other operating revenue

For the three and nine months ended September 30, 2017, other operating revenue increased by $4.7 million or 5.9%, and $18.3 million, or 8.1%, respectively, as compared to the prior year periods. The increase was primarily due to an increase in cargo revenue during the respective periods of approximately 26.4% and 27.7% offset by a reduction in baggage revenue of approximately 3.7% and 3.2% for the three and nine months ended September 30, 2017, respectively.

The new revenue standard ASC 606, once effective, will affect our accounting policies and processes (including systems) regarding frequent flyer revenue, passenger revenue, other operating revenue, and selling costs.  The adoption of the standard will have a significant impact on our financial statements. See Note 2 to the Consolidated Financial Statements for additional information.

Operating Expense

Operating expenses were $545.8 million and $1,625.5 million for the three and nine months ended September 30, 2017, respectively, and $492.9 million and $1,417.8 million for the three and nine months ended September 30, 2016, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2017 as compared to the prior year periods are detailed below:

	Increase / (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016		Increase / (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$24,703	18.1%	$71,054	18.0%
Aircraft fuel, including taxes and delivery	15,293	16.1	67,907	27.3
Maintenance, materials and repairs	(2,416)	(4.7)	(5,535)	(3.3)
Aircraft and passenger servicing	2,389	7.0	11,324	12.1
Commissions and other selling	3,450	11.7	4,732	5.0
Aircraft rent	2,304	7.0	10,538	11.4
Other rentals and landing fees	2,063	7.1	8,425	10.8
Depreciation and amortization	952	3.5	2,158	2.6
Purchased services	(878)	(3.4)	6,539	9.0
Special items	—	—	23,450	100.0
Other	5,020	15.9	7,097	7.5
Total	$52,880	10.7%	$207,689	14.6%

Wages and benefits

Wages and benefits expense for the third quarter increased by $24.7 million or 18.1%, and $71.1 million or 18.0% for the three and nine months ended September 30, 2017, respectively. The increase was primarily due to the recent signing of the Air Line Pilots Association (ALPA) contract amendment effective April 1, 2017 as well as an increase in employee benefits (such as health insurance) expenses. We have also increased the number of flight crew personnel and training to prepare for the induction of our A321neo fleet, resulting in higher wages and benefits expense, in addition to an overall increase in employee headcount by approximately 6.8% as compared to September 30, 2016 which includes flight attendants, machinist, and non-contract employees.

Aircraft fuel

Aircraft fuel expense increased during the three and nine months ended September 30, 2017, as compared to the prior year periods, primarily due to the increase in the average fuel price per gallon and an increase in consumption as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$110,111	$94,818	16.1%	$316,423	$248,516	27.3%
Fuel gallons consumed	67,160	64,918	3.5%	193,404	182,471	6.0%
Average fuel price per gallon, including taxes and delivery	$1.64	$1.46	12.3%	$1.64	$1.36	20.6%

We believe economic fuel expense is a good measure of the effect of fuel prices on our business as it most closely approximates the net cash outflow associated with the purchase of fuel for our operations in a period and is consistent with how our management manages our business and assesses our operating performance. We define economic fuel expense as raw fuel expense plus (gains)/losses realized through actual cash payments to/(receipts from) hedge counterparties for fuel derivatives settled in the period, inclusive of costs related to hedging premiums. Economic fuel expense is calculated as follows:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$110,111	$94,818	16.1%	$316,423	$248,516	27.3%
Realized losses on settlement of fuel derivative contracts	2,787	2,525	10.4%	2,100	30,349	(93.1)%
Economic fuel expense	$112,898	$97,343	16.0%	$318,523	$278,865	14.2%
Fuel gallons consumed	67,160	64,918	3.5%	193,404	182,471	6.0%
Economic fuel costs per gallon	$1.68	$1.50	12.0%	$1.65	$1.53	7.8%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Aircraft and passenger servicing

Aircraft and passenger servicing increased by $2.4 million, or 7.0%, and $11.3 million, or 12.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. The increase was a direct result of our higher passenger counts, which resulted in an increase in various aircraft and passenger servicing expenses such as our food and beverage and ground handling costs.

Commissions and other selling

Commission and other selling increased by $3.5 million, or 11.7%, and $4.7 million, or 5.0%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to increases in credit card fees and advertising and promotion expenses.

Aircraft rent

Aircraft rent increased by $2.3 million, or 7.0%, and $10.5 million, or 11.4%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to a sale leaseback transaction for three Boeing 767-300 aircraft in April 2017, the addition of two leased Boeing 717-200 aircraft, and an Airbus A330-200 aircraft.

Other rentals and landing fees

Other rentals and landing fees increased by $2.1 million, or 7.1%, and $8.4 million, or 10.8%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to increases in landing fee rates, landing frequencies, and airport rental fees.

Purchased services

Purchased services decreased by $0.9 million, or 3.4%, and increased by $6.5 million, or 9.0%, for the three and nine months ended September 30, 2017, respectively, as compared to the prior year periods. The increase was primarily due to an increase in third-party vendor IT services during the nine month period ended September 30, 2017.

Special items

Below is a summary of our special item charges for the three and nine months ended September 30, 2017:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Loss on sale of aircraft	$—	$—	$4,771	$—
Collective bargaining charge	—	—	18,679	—
Total Special items	$—	$—	$23,450	$—

In March 2017, we announced the ratification of a 63-month contract amendment with our pilots as represented by the ALPA. The agreement became effective April 1, 2017 and has a term of 63 months. The agreement includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the first two quarters of 2017, we expensed $18.7 million related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, which is not recoverable once paid and (2) a one-time true-up of the pilot vacation accrual at the revised rates set forth in the agreement.

In April 2017, we executed a sale leaseback transaction with an independent third-party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and continue through November 2018, December 2018, and January 2019, respectively. During the nine months ended September 30, 2017, we recorded a loss on sale of aircraft of $4.8 million.

Nonoperating Income (Expense)

Net nonoperating expense increased by $39.4 million, or 266.9% and $59.2 million, or 247.6%, for the three and nine months ended September 30, 2017, as compared to the prior year periods. The increase was primarily due to a partial settlement and curtailment loss as well as a loss on plan termination, recorded in Other nonoperating special items in the period.

In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (the Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In August 2017, we completed the termination of the Merged Plan by transferring the assets and liabilities to a third-party insurance company. We contributed a total of $18.5 million in cash to fully fund the plan and recognized a one-time financial loss of $35.2 million as an other nonoperating special item on our Consolidated Statement of Operations.

During the three-months ended September 30, 2017, we recognized a one-time settlement loss of $15.0 million related to the settlement of a portion of our pilots' other post-retirement medical plan liability, pursuant to which the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots and to replace the benefit with a health retirement account (HRA) managed by ALPA. This transaction represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, we made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Partial settlement and curtailment loss	$15,001	$—	$15,001	$—
Loss on plan termination	35,201	—	35,201	—
Total special items	$50,202	$—	$50,202	$—

Also, during the three-months ended September 30, 2017, there was a fluctuation in gains/losses of fuel derivatives of $6.9 million and an increase in capitalized interest of $1.7 million.

During the nine-months ended September 30, 2017, net nonoperating expense increased by $59.2 million, or 247.6%, as compared to the prior year period. The increase was primarily due to the nonoperating special items as described above as well as a period over period fluctuation in gains/losses of fuel derivatives of $25.6 million partially offset by a $10.0 million fluctuation in losses related to extinguishment of debt.

Income Taxes

Our effective tax rate was 37.7% and 37.6% for the three months ended September 30, 2017 and 2016, respectively, and 36.1% and 37.9% for the nine months ended September 30, 2017 and 2016, respectively. We consider a variety of factors in determining our effective tax rate, including our forecasted full-year pretax results, the U.S. federal statutory rate, expected nondeductible expenses, and estimated state taxes.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of September 30, 2017, we had $348.0 million in cash and cash equivalents and $270.7 million in short-term investments, an increase of $8.7 million from December 31, 2016.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and periodically finance our aircraft through secured debt and lease financings. At September 30, 2017, we had approximately $506.1 million of debt and capital lease obligations, including approximately $58.6 million classified as a current liability in our unaudited Consolidated Balance Sheets. See the Contractual Obligations table below for a description of our estimated contractual obligations as of September 30, 2017.

We also have access to a secured revolving credit and letter of credit facility in an amount of up to $225 million, maturing in December 2019. As of September 30, 2017, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $295.5 million and $434.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to a reduction in net income as well as cash expenditures during the period relating to the terminated Merged Plan and partial settlement of our pilots' other post-retirement medical plan (as discussed in Note 10).

Net cash used in investing activities was $166.6 million for the nine months ended September 30, 2017 due to purchases of property and equipment, and pre-delivery payments for future aircraft deliveries, partially offset by a net cash inflow related to investment activity.

Net cash used in financing activities was $110.8 million for the nine months ended September 30, 2017, primarily due to the repurchases of our common stock in the period along with repayments of the Company's long-term debt and lease obligations.

Capital Commitments

As of September 30, 2017, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	16	9	Between 2017 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2017 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	2	Between 2019 and 2026

Committed expenditures for these aircraft, engines and related flight equipment approximates $115 million for the remainder of 2017, $455 million in 2018, $501 million in 2019, $242 million in 2020, $170 million in 2021 and $132 million thereafter.

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

Stock Repurchase Program and Dividends

In April 2017, our Board of Directors approved a modification to our stock repurchase program under which we may repurchase up to $100 million of our outstanding common stock. The stock repurchase program is subject to further modification or termination at any time.

We spent $46.2 million and $50.5 million to repurchase and retire approximately 1.1 million shares and 1.2 million shares of our common stock in open market transactions during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, we had $49.5 million remaining to spend under the stock repurchase program. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.
In October 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on November 30, 2017, to stockholders of record as of November 17, 2017.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $1.0 million and $5.0 million as of September 30, 2017 and December 31, 2016, respectively.

In the event of a material adverse change in our business, the holdbacks could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.

Pension and Postemployment Benefit Plan Funding

We contributed $14.2 million and $28.6 million (excluding the one-time special charge transactions discussed in this Part I. Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Nonoperating Income (Expense)") to our defined benefit and other post-retirement plans during the three and nine months ended September 30, 2017, respectively. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. See the discussion in this Part I. Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Nonoperating Income (Expense)" concerning special charges for a description of one-time cash payments made into the Merged Plan and our pilots' other post-retirement medical plan which are not included in the amounts above.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2017 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2017	2018 - 2019	2020 - 2021	2022 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$625,737	$11,882	$192,341	$119,008	$302,506
Operating leases—aircraft and related equipment (2)	661,964	31,984	245,306	162,447	222,227
Operating leases—non-aircraft	137,112	1,643	14,250	13,459	107,760
Purchase commitments - Capital (3)	1,614,967	114,916	955,659	412,558	131,834
Purchase commitments - Operating (4)	672,248	23,089	133,470	115,259	400,430
Projected employee benefit contributions (5)	30,710	1,510	29,200	—	—
Total contractual obligations	$3,742,738	$185,024	$1,570,226	$822,731	$1,164,757

(1)	Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, seven Boeing 767-300 aircraft, and three Boeing 717-200 aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

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

•
The collective bargaining charge related to (1) a one-time payment to reduce the future 401K employer contribution for certain pilot groups, and (2) a one-time true up of the pilot vacation accrual at the revised rates set forth in an agreement with our pilots represented by ALPA. The loss on sale of aircraft was a result of a sale-leaseback transaction covering three Boeing 767 aircraft as part of the planned exit from our 767 fleet. In August 2017, we terminated the Merged Plan and settled a portion of the pilots other post-retirement medical plan liability. In connection with the reduction of these liabilities we recorded one-time special charges of $35.2 million related to the Merged Plan termination and $15.0 million related to the settlement of a portion of our outstanding other post-retirement medical plan obligation with our pilots. These one-time charges are considered special items by us and are not expected to represent ongoing expenses. We believe that excluding such special items helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
GAAP net income, as reported	$74,566	$1.39	$102,454	$1.91	$191,911	$3.57	$233,490	$4.35
Add (deduct): changes in fair value of derivative contracts	(6,069)	(0.11)	1,076	0.02	8,128	0.15	(45,770)	(0.85)
Add: loss on extinguishment of debt	—	—	—	—	—	—	9,993	0.19
Add: special items	—	—	—	—	23,450	$0.44	—	$—
Add: other nonoperating special items	50,202	0.94	—	—	50,202	0.93	—	—
Add (deduct): tax effect of adjustments	(16,091)	(0.30)	(409)	(0.01)	(29,817)	(0.55)	13,595	0.25
Adjusted net income	$102,608	$1.92	$103,121	$1.92	$243,874	$4.54	$211,308	$3.94

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM - excluding aircraft fuel and special items, are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$545,808	$492,928	$1,625,485	$1,417,796
Less: aircraft fuel, including taxes and delivery	(110,111)	(94,818)	(316,423)	(248,516)
Less: special items	$—	$—	$(23,450)	$—
Adjusted operating expenses - excluding aircraft fuel and special items	$435,697	$398,110	$1,285,612	$1,169,280
Available Seat Miles	4,950,800	4,894,768	14,208,642	13,813,955
CASM - GAAP	11.02 ¢	10.07 ¢	11.44 ¢	10.26 ¢
Less: aircraft fuel	(2.22)	(1.94)	(2.23)	(1.80)
Less: special items	—	—	(0.17)	—
CASM - excluding aircraft fuel and special items	8.80 ¢	8.13 ¢	9.04 ¢	8.46 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies, see Note 2 herein, "Significant Accounting Policies," Note 10 herein, "Employee Benefits Plans," and the section, titled “Critical Accounting Policies and Estimates,” and Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2016 each included in our Annual Report on Form 10-K.

The new revenue standard (ASU 2014-09), once effective, will affect our accounting policies and processes (including systems) regarding frequent flyer, ticket breakage, credit card fees, booking fees, and upgrade fee accounting.  The adoption of the standard will have a significant impact on our financial statements, and we are currently in the process of quantifying the effects of the new standard on our financial statements.  See Note 2 to our Consolidated Financial Statements for additional information.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (e.g. aircraft fuel prices), interest rate risk and foreign currency risk. We have market-sensitive instruments in the form of financial derivatives used to offset our exposure to aircraft fuel price increases and financial hedge instruments used to hedge our exposure to foreign currency exchange risk. The adverse effects of potential changes in these market risks are discussed below.

The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 20% and 19% of our operating expenses for the three and nine months ended September 30, 2017, respectively, and 19% and 18% for the three and nine months ended September 30, 2016, respectively. Approximately 72% of our fuel was based on Singapore jet fuel prices, 27% was based on U.S. West Coast jet fuel prices, and 1% on other jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2017, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.7 million, excluding the impact of our fuel hedge program.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and nine months ended September 30, 2017, our fuel hedge program primarily consisted of crude oil call options and jet fuel swaps. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of September 30, 2017, we hedged approximately 51% of our projected fuel requirements for the remainder of 2017 with crude oil call options and jet fuel swaps. As of September 30, 2017, the fair value of these fuel derivative agreements reflected a net asset of $8.7 million which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures. We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of September 30, 2017, a change in interest rates is unlikely to have a material impact on our results of operations.

At September 30, 2017, we had $518.1 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $7.2 million as of September 30, 2017.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2017 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $6.8 million and $4.4 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of September 30, 2017, the fair value of our foreign currency forwards reflected a net asset of $1.4 million and $0.7 million recorded in prepaid expenses and other, and long-term prepayments and other, respectively, in our unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended September 30, 2017:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
July 1, 2017 - July 31, 2017	89,092	$43.48	89,092
August 1, 2017 - August 31, 2017	417,878	41.54	417,878
September 1, 2017 - September 30, 2017	620,559	40.21	620,559
Total	1,127,529		1,127,529	$49.5

In April 2017, our Board of Directors approved the repurchase of up to $100 million of our outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations. The stock repurchase program is subject to modification or termination at any time.

We spent $46.2 million and $50.5 million to repurchase and retire approximately 1.1 million shares and 1.2 million shares of our common stock in open market transactions during the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, we had $49.5 million remaining to spend under the stock repurchase program.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2017 and years ended December 31, 2016, 2015, 2014, 2013 and 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	October 20, 2017	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)