Form 10-K
period 2017-12-31
HAWAIIAN HOLDINGS INC
filed 2018-02-13
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2.5 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 8, 2018, 51,309,717 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2018 will be incorporated by reference into Part III of this Form 10-K.

___________________________________________________________________________________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding our operating performance for the first quarter of 2018; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding our working capital, and capital expenditures; statements related to funding our aircraft orders, growth strategy and market opportunities; statements regarding the effect of fleet changes on our business, operations and cost structure; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair; statements related to cash flow from operations and seasonality; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; estimates of required funding of and contributions to our defined benefit pension and disability plans; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding our wages and benefits and labor costs and agreements; statements regarding the status and effects of federal and state legislation and regulations promulgated by the FAA, DOT and other regulatory agencies; statements related to airport rent rates and landing fees; statements related to our lease of the cargo and maintenance hangar at the Daniel K. Inouye International Airport; statements regarding a joint venture with Japan Airlines; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding potential dilution of our securities; statements related to our frequent flyer program; statements related to our hedging program; statements concerning accounting principles, policies, standards, estimates, and the effect of the adoption thereof; statements regarding our net operating loss carryforwards; statements regarding our credit card holdback; statements regarding our debt or lease obligations and financing arrangements; statements regarding our financing needs; statements related to risk management, credit risks, and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft and associated costs; statements related to the effects of any litigation on our operations or business; statements related to competition on our routes; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.
Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; our competitive environment, including the potential impact of rising industry capacity between North America and Hawai'i; fluctuations in demand for transportation in the markets in which we operate; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft deliveries or other loss of fleet capacity; fluctuations in our share price; and our financial liquidity. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include those discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART I
ITEM 1.    BUSINESS.
Overview
Hawaiian Holdings, Inc. (the Company, Holdings, we, us, and our) is a holding company incorporated in the State of Delaware. The Company's primary asset is sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). Hawaiian was originally incorporated in January 1929 under the laws of the Territory of Hawai'i and became our indirect wholly-owned subsidiary pursuant to a corporate restructuring that was consummated in August 2002. Hawaiian became a Delaware corporation and the Company's direct wholly-owned subsidiary concurrent with its reorganization and reacquisition by the Company in June 2005.
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes) and between the Hawaiian Islands and certain cities in the United States (the North America routes together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (11) than any other airline, and also provide approximately 180 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the State of Hawai'i, and the 10th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2017, the latest data available.
At December 31, 2017, our fleet consisted of 20 Boeing 717-200 aircraft for the Neighbor Island routes, eight Boeing 767-300 aircraft, 24 Airbus A330-200 aircraft, and two Airbus A321-200 for the North America, International, and charter routes. We also own three ATR42 aircraft for the "Ohana by Hawaiian" Neighbor Island service and three ATR71 aircraft for our cargo operations.
Our goal is to be the number one destination carrier serving Hawai'i. We are devoted to the travel needs of the residents of and visitors to Hawai'i and we offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and we seek to provide quality service to our customers that exemplifies the spirit of Aloha.
Outlook
Our mission every year is to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2018, we will continue to focus on strengthening our competitive position in the markets that we serve primarily by continuing to mature the routes we launched over the past several years, improving our long term competitive cost structure, and growing our offering of value-added products and services.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. At December 31, 2017, we operated 233 scheduled flights with:

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

•
Daily service on our International routes between the State of Hawai'i and Sydney, Australia; and Tokyo (Haneda and Narita); and Osaka, Japan; and scheduled service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Brisbane, Australia; Auckland, New Zealand; Sapporo, Japan; Seoul, South Korea; and Beijing, China.

•	Various ad hoc charters.

Fuel
Our operations and financial results are significantly affected by the availability and price of jet fuel. The following table sets forth statistics about our aircraft fuel consumption and cost.

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2017	259,915	$440,383	$1.69	19.9%
2016	244,118	$344,322	$1.41	16.9%
2015	234,183	$417,728	$1.78	22.4%
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
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 612,000 in 2017. The number of free travel awards as a percentage of total revenue passengers was approximately 5% in 2017. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
In September 2017, we announced our partnership with Japan Airlines, including our intention to establish a joint venture upon anti-trust immunity approval. The first phase of the agreement is expected to be implemented in March 2018, subject to government approval, and would provide passengers convenience and connectivity between Hawai'i and Japan through extensive code sharing, lounge access, and frequent flyer reciprocity.  We expect to submit an application for antitrust immunity as the second step towards a formal joint venture early in the second quarter of 2018.

We also have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

•	increasing value to our customers by providing easier access to more travel destinations and better mileage accrual/redemption opportunities;

•	gaining access to more connecting traffic from other airlines; and

•	providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.
Our marketing alliances with other airlines as of December 31, 2017 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	Yes	Yes
All Nippon Airways	Yes	Yes	Yes	Yes
American Airlines	No	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines	No	Yes	No	Yes
JetBlue	Yes	Yes	Yes	Yes
Korean Air	Yes	Yes	Yes	Yes
Philippine Airlines	No	No	No	Yes
Turkish Airlines	No	No	No	Yes
United Airlines	No	Yes	No	Yes
Virgin America *	Yes	Yes	Yes	No
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes
* The code-share and frequent flyer agreement with Virgin America terminated as of December 31, 2017.
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
Domestic—We face multiple competitors on our North America routes including major network carriers such as Alaska (AS), American Airlines (AA), United Airlines (UA), and Delta Airlines (DL). In addition, Southwest Airlines (WN) announced their intent to launch service to and from (and possibly within the islands of) Hawai'i in 2018. Various charter companies also provide non-scheduled service to Hawai'i, mostly under public charter arrangements. Our Neighbor Island competitors consist of regional carriers, which include Mokulele Airlines and a number of other "air taxi" companies.
International—Currently, we are the only provider of direct service between Honolulu and each of Sapporo, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.

Employees
As of December 31, 2017, we had 6,660 active employees, of which approximately 83% of our employees were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	752	July 1, 2022
Cabin crew members	Association of Flight Attendants (AFA)	1,917	January 1, 2017	**
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	1,042	January 1, 2021
Clerical	IAM-C	1,803	January 1, 2021
Flight dispatch personnel	Transport Workers Union (TWU)	44	August 1, 2021
(*) Our relations with our labor organizations are governed by Title II of the Railway Labor Act of 1926, pursuant to which the collective bargaining agreements between us and these organizations do not expire but instead become amendable as of a certain date if either party wishes to modify the terms of the agreement.
(**) As of December 31, 2017, contract negotiations are ongoing with the AFA.
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
Customers
Our business is not dependent upon any single customer or a few customers. The loss of any one customer would not have a material adverse effect on our business.
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

Airport Security
The Aviation and Transportation Security Act (ATSA) mandates that the Transportation Security Administration (TSA) provide screening of all passengers and property, including mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. Under the ATSA, substantially all security screeners at airports are federal employees and airline and airport security is overseen and performed by federal employees, including security managers, law enforcement officers, and Federal Air Marshals. The ATSA also provides for increased security on flight decks of aircraft (and requires Federal Air Marshals to be present on certain flights), improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, provision of passenger data to U.S. Customs and Border Protection and enhanced background checks.
The TSA also has the authority to impose additional fees on air carriers, if necessary, to cover additional federal aviation security costs.
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
Noise Abatement
Under the Airport Noise and Capacity Act, the DOT allows local airport authorities to implement procedures designed to abate special noise problems, provided such procedures do not unreasonably interfere with interstate and foreign commerce, or the national transportation system. Certain airports, including the major airports at Los Angeles, San Diego, San Francisco, and San Jose, California; Sydney, Australia; and Tokyo, Japan, have established airport restrictions to limit noise, including restrictions on aircraft types to be used and limits on the number of hourly or daily operations or the time of such operations. Local authorities at other airports could consider adopting similar noise restrictions. In some instances, these restrictions have caused curtailments in services or increases in operating costs, and such restrictions could limit our ability to expand our operations.
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
Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. Hawai'i tourism levels are affected by the political and economic climate in Hawai'i's main tourism markets, the availability of hotel accommodations, the popularity of Hawai'i as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety, and security. From time to time, various events and industry specific problems such as labor strikes have had a negative impact on tourism in Hawai'i. The occurrence of natural disasters, such as hurricanes, earthquakes, and tsunamis, in Hawai'i or other parts of the world could also have a material adverse effect on Hawai'i tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and the threat of other negative world events have had, and may in the future have, a material adverse effect on Hawai'i tourism. A decline in the level of Hawai'i passenger traffic could have a material adverse effect on our results of operations and financial condition.
Our business is highly dependent on the price and availability of fuel.
Our results and operations are heavily impacted by the price and availability of jet fuel. While we have benefited in the past from lower fuel costs, fuel costs began to increase in 2017 and we cannot assure that fuel costs will not increase further in the future. The cost and availability of jet fuel remains volatile and is subject to political, economic, and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.
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
During 2017, approximately 75% of our passenger revenue was generated from our Domestic routes. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai'i, or to Hawai'i from the U.S. mainland, or an increase in the level of industry capacity on these routes may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2017, approximately 53% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enable them to attract higher customer traffic levels as compared to us. Also, there have been recent announcements by other carriers, such as Southwest Airlines, to increase capacity to and from Hawai'i, and possibly amongst the Hawaiian Islands.
In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (e.g. JetBlue) to provide customers access to and from North American destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers depending on the economic strength of the hub city and the size of the customer group that frequent the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North American market, for the most part, do not originate in Honolulu, but on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.
Our Neighbor Island routes are affected by increased capacity provided by our competitors.
During 2017, approximately 22% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on our Neighbor Island routes, our competitors have increased capacity to Hawai'i either by introducing new routes or increasing the frequency of existing routes from North America to the Neighbor Islands. This additional capacity provided by our competitors has the effect of decreasing our share of traffic on our Neighbor Island routes, which could have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2017, approximately 25% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
We receive, retain, and transmit personal information about our customers and we are subject to increasing legislative, regulatory and customer focus on privacy and data security. A number of our commercial partners, including credit card companies, have imposed data security standards that we are obligated to meet and these standards continue to evolve. We will continue our efforts to meet new and increasing privacy and security standards; however, it is possible that such new standards may prove difficult to meet, require us to expend additional resources, and result in us being unable to process credit card transactions if determined to be non-compliant. Additionally, any compromise of our technology systems could result in the loss, disclosure, misappropriation of or access to our customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or our failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners may adversely affect our reputation, business, results of operations and financial condition, and may require that we expend significant additional resources related to the security of information systems.
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

In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees' labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. We are currently in labor negotiations with our flight attendants' union, AFA, whose contract became amendable on January 1, 2017. If we are unable to reach an agreement with any unionized work group, we may be subject to future work interruptions and/or stoppages, which may hamper or halt operations. In addition, the threat of future work interruptions and/or stoppages may cause a decline in our passenger traffic, negatively impacting our results of operations and financial condition.
Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives.
We believe that our future success is dependent on the knowledge and expertise of our key executives and highly qualified management, technical, and other personnel. Attracting and retaining such personnel in the airline industry is highly competitive. We cannot be certain that we will be able to retain our key executives or attract other qualified personnel in the future. Any inability to retain our key executives, or attract and retain additional qualified executives, could have a negative impact on our operations.
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
Our route and network strategy (how we determine to deploy our fleet) includes initiatives to increase revenue, decrease costs, mature our network, and improve distribution of our sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. If we are unable to utilize and fill increased capacity provided by additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner, we may be unable to successfully develop and grow our new and existing markets, which may adversely affect our business and operations.
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
Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident or incident. Any such accident or incident involving our aircraft or an aircraft operated by one of our code-share partners could involve not only the repair or replacement of a damaged aircraft and its consequential temporary or permanent loss of revenue, but also significant claims of injured passengers and others. We are required by the U.S. Department of Transportation (DOT) to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with an accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.

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
The State of Hawai'i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments of the airports' funding mechanism. Therefore, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, who do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.
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
Our agreements to purchase Airbus A321neo aircraft and A330-800neo aircraft represent significant future financial commitments and operating costs.
As of December 31, 2017, we had the following firm order commitments and purchase rights for aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	14	9	Between 2018 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021

We have made substantial pre-delivery payments for Airbus aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. In 2018, we have significant obligations in order to fund our current aircraft orders and we are currently evaluating our options to finance these orders via our operating cash flows coupled with debt financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
Delays in scheduled aircraft deliveries or other loss of fleet capacity may adversely impact our operations and financial results.
The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As noted above, we have contractual commitments to purchase and integrate additional Airbus aircraft into our fleet. If for any reason we are unable to secure deliveries of the Airbus aircraft on the contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, then our business, operations, and financial performance could be negatively impacted. For example, we experienced delays of three to four months for the initial three A321neo deliveries, which were initially scheduled to be delivered in the third quarter of 2017. Delays in scheduled aircraft deliveries or our failure to integrate newly purchased Airbus aircraft into our fleet as planned may require us to utilize our existing fleet longer than expected. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.
We may never realize the full value of our long-lived assets, resulting in impairment and other related charges that may negatively impact our financial position and results of operations.
Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. We could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.
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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2017, we believe we were in compliance with the foreign ownership rules.

Our bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Accordingly, stockholders may be limited in the forum in which they are able to pursue legal actions against us.
We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase program or continue to pay dividends on our common stock.
Our intent to continue to repurchase our shares pursuant to our stock repurchase program and to continue to pay quarterly dividends is subject to capital availability, market and economic conditions, applicable legal requirements, and other relevant factors. The stock repurchase program may be limited, suspended, or discontinued at any time without prior notice.

In October 2017, our Board of Directors commenced our quarterly cash dividend program. In February 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2018, to stockholders of record as of February 14, 2018. We cannot provide any assurance that we will continue to declare dividends for any fixed period, and the payment of dividends may be suspended or adjusted at any time at our discretion. We will evaluate, on a quarterly basis, the amount and timing of future dividends based on our operating results, financial condition, capital requirements, and general business conditions.
LIQUIDITY RISKS
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our liquidity.
Our financial liquidity could be adversely affected by credit market conditions.
Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Airbus to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions may adversely affect the availability of financing or may result in unfavorable terms and conditions. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonable terms, our business and financial condition may be adversely affected.
Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.
As of December 31, 2017, we had $433 million in outstanding debt. Our debt and related covenants could:

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
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales is held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks totaled $1.0 million as of December 31, 2017. In the event of a material adverse change in our business, the holdback could incrementally increase to an amount up to 100% of the applicable credit card activity for all unflown flights, which would also cause an increase in the level of restricted cash. If we are unable to obtain a waiver, or otherwise mitigate the increase in restricted cash, it could adversely affect our liquidity and also cause a covenant violation under other debt or lease obligations and have a material adverse effect on our financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2016, 2017 and anticipated in 2018 (based on existing agreements):

	December 31, 2016			December 31, 2017			December 31, 2018			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (6)	Owned	Total	Leased (6)	Owned	Total	Leased (6)	Owned	Total
A330-200(1)	11	12	23	11	13	24	11	13	24	278 - 294	4.5
767-300(2)	4	4	8	7	1	8	2	—	2	252 - 264	18.8
717-200	5	15	20	5	15	20	5	15	20	128	15.7
ATR 42-500(3)	—	3	3	—	3	3	—	4	4	48	13.5
ATR 72-200(4)	—	3	3	—	3	3	—	3	3	—	24.4
A321-200(5)	—	—	—	—	2	2	2	9	11	189	0.1
Total	20	37	57	23	37	60	20	44	64

(1)	During 2017, we took delivery of and placed into service one Airbus A330-200 aircraft for service on our North America and International routes.

(2)	The decrease in the number of owned and leased Boeing 767-300 from 2017 to 2018 is due to the planned retirement of six aircraft.

(3)	The ATR 42-500 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. In 2018, we expect to take delivery of one ATR 42-500.

(4)	The ATR 72-200 turboprop aircraft are used for our cargo operations.

(5)
In the fourth quarter of 2017, we took delivery of two Airbus A321-200 aircraft (one of which is in revenue service and one of which was received and available for use, but not in revenue service as of December 31, 2017). In 2018, we expect to take delivery of nine Airbus A321-200 (A321neo) aircraft.

(6)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the consolidated financial statements for further discussion regarding our aircraft leases.
At December 31, 2017, we had firm aircraft orders as detailed below:

Delivery Year	A321neo Aircraft(1)	A330-800neo Aircraft(2)	Total
2018	7	—	7
2019	6	2	8
2020	1	2	3
2021	—	2	2
	14	6	20

(1)
In 2013, we executed a purchase agreement for the purchase of 16 new Airbus A321neo aircraft scheduled for delivery between 2017 and 2020. In 2017, we took delivery of two of the 16 aircraft orders. The Airbus A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on its North America routes.

(2)
In 2014, we entered into an amendment (the Purchase Agreement Amendment) to the Airbus A330/A350XWB Purchase Agreement to convert our order for six firm A350XWB-800 aircraft with an additional six purchase rights into an order for six firm A330-800neo aircraft with an additional six purchase rights. The Purchase Agreement Amendment provides for delivery, subject to certain flexibility rights, of six Airbus A330-800neo aircraft starting in 2019. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body, twin aisle aircraft used for long-haul flying on our North America and International routes.

We have purchase rights for an additional nine A321neo aircraft and six A330-800neo aircraft and can utilize these rights subject to production availability. See Note 9 to the consolidated financial statements for additional information regarding our aircraft lease agreements.
Ground Facilities
Our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at the Daniel K. Inouye International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at the four major Neighbor Island airports owned by the State of Hawai'i. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawai'i to be common areas and thus are not exclusively controlled by us. We also utilize other State of Hawai'i facilities, including station managers' offices, Premier Club lounges, and operations support space.

The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2017:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Daniel K. Inouye International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Kapalua Airport	Lahaina	Hawai'i
Kona International Airport	Kona	Hawai'i
Lana'i Airport	Lana'i	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Moloka'i Airport	Moloka'i	Hawai'i
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Beijing Capital International Airport	Beijing	China
Haneda International Airport	Tokyo	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
Our corporate headquarters are located in leased premises adjacent to the Daniel K. Inouye International Airport.
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
PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Stock Market, LLC (NASDAQ) under the symbol "HA." The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ and cash dividends declared by our Board of Directors for the periods indicated.

	Common Stock Prices		Cash Dividends
	High	Low	Declared (Per Share)
2017
Fourth Quarter	$43.40	$32.40	$0.12
Third Quarter	48.65	36.20	—
Second Quarter	59.45	45.45	—
First Quarter	58.50	46.05	—
2016
Fourth Quarter	$60.90	$44.28	$—
Third Quarter	49.87	37.40	—
Second Quarter	50.95	34.69	—
First Quarter	48.14	28.40	—
Holders
There were 788 stockholders of record of our common stock as of February 8, 2018, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
In October 2017, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on November 30, 2017, to stockholders of record as of November 17, 2017. The total cash payment for dividends during the year ended December 31, 2017 was $6.3 million, which was the first dividend payment made by us. In February 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2018, to stockholders of record as of February 14, 2018.
Our dividend payments may change from time to time. We cannot provide assurance that we will continue to declare dividends for any fixed period and payment of dividends may be suspended at any time at our discretion.
United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2017, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table displays information with respect to our repurchases of shares of our common stock during the three months ended December 31, 2017:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
October 1, 2017 - October 31, 2017	295,388	$33.85	295,388
November 1, 2017 - November 30, 2017	619,733	38.73	619,733
December 1, 2017 - December 31, 2017	383,574	40.45	383,574
Total	1,298,695		1,298,695	$100

(i)
In April 2017, our Board of Directors approved the repurchase of up to $100 million of our outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations, which stock repurchase program was completed in December 2017. In November 2017, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to an additional $100 million of our outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to modification or termination at any time.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2012 to December 31, 2017. The comparison assumes $100 was invested on December 31, 2012 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.
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
Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$2,695,628	$2,450,580	$2,317,467	$2,314,879	$2,155,865
Operating expenses	2,211,856	2,034,848	1,868,837	2,060,922	2,004,444
Operating income	483,772	415,732	448,630	253,957	151,421
Net Income	364,041	235,432	182,646	68,926	51,854
Net Income Per Common Stock Share:
Basic	$6.86	$4.40	$3.38	$1.29	$1.00
Diluted	6.82	4.36	2.98	1.10	0.98
Cash dividends declared per common share	0.12	0.00	0.00	0.00	0.00
Balance Sheet Items as of December 31:
Total assets	$2,859,831	$2,708,601	$2,489,922	$2,554,112	$2,132,476
Long-term debt, less discount, and capital lease obligations, excluding current maturities (a)	511,201	497,908	677,915	870,946	732,093

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
Year in Review
2017 Financial Highlights

•	Operating income increased to $484 million compared to $416 million in the prior-year period.

•	Pre-tax income grew to $411 million compared to $379 million in the prior-year period.

•	GAAP net income of $364 million or $6.82 per diluted share compared to $235 million or $4.36 per diluted share in the prior year period.

•	Adjusted net income of $301 million or $5.64 per diluted share compared to $280 million or $5.19 per share in the prior year period.

•	Unrestricted cash and cash equivalents and short-term investments of $460 million compared to $610 million in the prior year period.
See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
Outlook
Looking ahead, industry capacity increases in North America and parts of our International network are expected to increase in the first half of 2018. We expect our capacity to grow between 3.0% to 5.0% in the first quarter of 2018 as compared to the first quarter of 2017, primarily driven by new service between Los Angeles-Kauai and Portland-Maui. For the first quarter of 2018, we expect the aforementioned increases in capacity will result in operating revenue (based on the new revenue recognition standard) per available seat mile between a decrease of 0.5% to an increase of 2.5% as compared to the first quarter of 2017. We also expect that our operating costs per available seat mile will increase by 3.3% to 6.7% during the first quarter of 2018 primarily due to expected increases in wages and benefits costs and the continuation of Airbus A321neo pilot training.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2017		2016		2015
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	11,498		11,044		10,665
Revenue passenger miles (RPM)	16,307,344		15,484,369		14,450,564
Available seat miles (ASM)	18,991,566		18,371,544		17,710,309
Passenger revenue per RPM (Yield)	14.48	¢	13.86	¢	14.02	¢
Passenger load factor (RPM/ASM)	85.9%		84.3%		81.6%
Passenger revenue per ASM (PRASM)	12.44	¢	11.68	¢	11.44	¢
Total Operations (a) :
Revenue passengers flown	11,505		11,051		10,673
RPM	16,316,739		15,492,509		14,462,191
ASM	19,006,682		18,384,637		17,726,322
Operating revenue per ASM (RASM)	14.18	¢	13.33	¢	13.07	¢
Operating cost per ASM (CASM)	11.64	¢	11.07	¢	10.55	¢
CASM excluding aircraft fuel and special items (b)	9.20	¢	8.61	¢	8.19	¢
Aircraft fuel expense per ASM (c)	2.32	¢	1.87	¢	2.36	¢
Revenue block hours operated	189,881		179,254		173,546
Gallons of jet fuel consumed	259,915		244,118		234,183
Average cost per gallon of jet fuel (actual) (c)	$1.69		$1.41		$1.78

(a)	Includes the operations of our contract carrier under a capacity purchase agreement. Total Operations includes both scheduled and chartered operations.

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
Operating revenue was $2.70 billion, $2.45 billion and $2.32 billion for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in operating revenue in 2017 from 2016 was driven primarily by an increase in passenger revenue and is discussed below:

2017 vs. 2016
Passenger Revenue
Passenger revenue was $2.36 billion and $2.15 billion for the years ended December 31, 2017 and 2016, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2017 as compared to December 31, 2016
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$85.8	5.7%	(0.5)%	(2.3)%
International	130.6	7.2	19.2	15.6
Total scheduled	$216.4	4.5%	5.3%	3.4%
Domestic revenue increased by $85.8 million on a yield improvement of 5.7%. North America routes drove the yield improvement as a result of strong demand and the relatively steady industry capacity environment in 2017, which resulted in higher unit prices.
International revenue increased by $130.6 million for the year ended December 31, 2017 as compared to the prior year period. A 19.2% increase in RPMs along with yield improvement of 7.2% drove the strong revenue performance. The increase in RPMs flown is attributed to the expansion of Hawai'i to Japan service in 2016, which was fully realized in 2017 for these routes; the expansion of Honolulu to Tokyo/Narita (July 2016 start), Kona to Tokyo/Haneda (December 2016 start), and expansion of existing Honolulu to Tokyo/Haneda, Japan service (December 2016 start).
Other Operating Revenue
Other operating revenue increased by $28.7 million, or 9.4%, in 2017, as compared to 2016, due to an increase in cargo revenue of $18.4 million, or 26.0%, due to an increase in freight volumes. The increase was also due to a $2.8 million increase in contract services (e.g. ground handling). Other components within our Other operating revenue line include, but are not limited to: charter revenue, baggage revenue, inflight revenue, and other miscellaneous items.
Operating Expenses
The largest components of our operating expenses are wages and benefits provided to our employees and aircraft fuel (including taxes and delivery). Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2017 as compared to December 31, 2016
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$96,061	27.9%
Wages and benefits	97,733	18.3
Aircraft rent	13,199	10.6
Maintenance materials and repairs	(9,417)	(4.1)
Aircraft and passenger servicing	13,690	10.8
Commissions and other selling	6,052	4.8
Depreciation and amortization	5,149	4.8
Other rentals and landing fees	8,676	8.0
Purchased services	14,513	15.1
Special items	(85,692)	(78.5)
Other	17,044	13.4
Total	$177,008	8.7%

The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The increases in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2017	2016	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$440,383	$344,322	27.9%
Fuel gallons consumed	259,915	244,118	6.5%
Average fuel price per gallon, including taxes and delivery	$1.69	$1.41	19.9%
The increase in fuel expense from 2016 to 2017 is due to an increase in average fuel price per gallon and increased fuel consumption due to additional flights.
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
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2017	2016	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$440,383	$344,322	27.9%
Realized losses on settlement of fuel derivative contracts	534	27,572	(98.1)%
Economic fuel expense	$440,917	$371,894	18.6%
Fuel gallons consumed	259,915	244,118	6.5%
Economic fuel costs per gallon	$1.70	$1.52	11.8%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits expense increased by $97.7 million, or 18.3%, in 2017 as compared to 2016, of which approximately $43.4 million was due to the Air Line Pilots Association (ALPA) contract amendment effective April 1, 2017.  In addition, employee benefits expenses (including health insurance) increased by $18.4 million for the year. The higher wages and benefits expenses also reflected an increase in the number of flight crew and training to prepare for the induction of our A321neo fleet, in addition to an overall increase in employee headcount by approximately 7.4% as compared to December 31, 2016, which includes flight attendants, machinists, and non-contract employees.
Aircraft rent increased by $13.2 million, or 10.6%, in 2017 as compared to 2016, due to a sale leaseback transaction for three Boeing 767-300 aircraft in April 2017 and the addition of two leased Boeing 717-200 aircraft in November 2016.
Aircraft and passenger servicing expenses increased $13.7 million, or 10.8%, in 2017 as compared to 2016, resulting directly from higher passenger counts, specifically a 21.5% increase in international passengers flown which generally have a higher associated food and handling cost per passenger. This increase resulted in an an overall increase of $5.4 million in food and beverage costs and $5.6 million in ground handling costs.
Purchased services expense increased by $14.5 million, or 15.1%, in 2017 as compared to 2016, due to an increase of $8.6 million in various third party expenses including: outsourced web and IT fees and outsourced labor resources associated with the maintenance hangar project.
Special items expense decreased by $85.7 million, or 78.5%, in 2017 as compared to 2016. See Note 11 to the consolidated financial statements for further discussion surrounding both 2017 and 2016 Special items.
Other expenses increased by $17.0 million, or 13.4%, in 2017 as compared to 2016, due to an increase of $3.8 million in hotel and personnel related expenses for our crew members (e.g. meals and entertainment), as well as a $4.1 million increase in other supplies expenses. Other components of our Other expense line item include, but are not limited to: communications costs, professional and technical fees, insurance costs, legal fees and other miscellaneous expenses.
Nonoperating Expense
Net nonoperating expense increased by $36.9 million in 2017, as compared to 2016, due to a $35.2 million loss on plan termination and a $10.4 million partial settlement and curtailment loss, which were recorded in Other nonoperating special items in 2017. These expenses were partially offset by an $11.7 million fluctuation in fuel hedge gains during the same period.
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (the Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In August 2017, we completed the termination of the Merged Plan by transferring the assets and liabilities to a third-party insurance company. The Merged Plan was fully funded and we recognized a one-time Other nonoperating special item expense of $35.2 million as an Other nonoperating special item in our Consolidated Statement of Operations.
In 2017, we recognized a one-time Other nonoperating special item expense of $10.4 million related to the settlement of a portion of our pilots' other post-retirement medical plan liability, pursuant to which the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots and to replace the benefit with a health retirement account (HRA) managed by ALPA. This transaction represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, we made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants.
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
International revenue increased by $15.9 million in 2016, as compared to 2015, due to increased capacity. The strengthening of the U.S. dollar combined with lower fuel surcharges resulted in decreased average fares for our International routes compared to the prior period. Increased capacity was driven by changes we made to our network in 2016, including the introduction of service from Honolulu to Narita, Japan (July 2016) and expansion of service for the Kona to Haneda, Japan (December 2016) route.
Other Operating Revenue
Other operating revenue increased by $13.0 million, or 4.4%, in 2016, as compared to 2015, due to increased sale of miles and other revenue related to our co-branded credit card agreement and cancellation penalty revenue. Other components of our Other operating revenue line item include, but are not limited to, cargo revenue, charter revenue, freight services, baggage revenue, inflight revenue, and other miscellaneous items.

Operating Expenses
The largest components of our operating expenses are wages and benefits provided to our employees, aircraft fuel (including taxes and delivery) and aircraft maintenance materials and repairs. Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2016 as compared to December 31, 2015
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(73,406)	(17.6)%
Wages and benefits	58,285	12.2
Aircraft rent	8,912	7.7
Maintenance materials and repairs	4,322	1.9
Aircraft and passenger servicing	9,427	8.0
Commissions and other selling	5,985	5.0
Depreciation and amortization	2,547	2.4
Other rentals and landing fees	13,032	13.7
Purchased services	14,436	17.6
Special items	109,142	100.0
Other	13,329	11.7
Total	$166,011	8.9%
Decreases in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2016	2015	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$344,322	$417,728	(17.6)%
Fuel gallons consumed	244,118	234,183	4.2%
Average fuel price per gallon, including taxes and delivery	$1.41	$1.78	(20.8)%
The decrease in fuel expense from 2015 to 2016 is primarily due to the decrease in average fuel price per gallon, partially offset by increased fuel consumption due to an additional aircraft in the fleet (Airbus 330-200).
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
Wages and benefits expense increased by $58.3 million, or 12.2%, in 2016, as compared to 2015, due to an overall headcount increase of 11.7% resulting from growing capacity in 2016, increased pension and postretirement benefit expenses, and increased profit-sharing expenses due to our improved financial performance as compared to the prior period.
Other rentals and landing fees expense increased by $13.0 million, or 13.7%, in 2016 as compared to 2015, due to increased rates and landing frequencies.

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

The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to early exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by our decision to acquire one Airbus A330 (delivered in 2017), lease two additional Airbus A321s (to be delivered in 2018 in addition to our existing aircraft orders), and our ability to early terminate our long-term power-by-the-hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows us to streamline our fleet, simplify our operations, and potentially reduce our cost structure in the future. In order to assess whether there was an impairment of our owned Boeing 767-300 asset group, we compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. We estimated the fair value of our owned Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers of our owned aircraft, which resulted in a $49.4 million impairment charge. Our determination of fair value considered attributes specific to our owned Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.). The Boeing 767-300 asset group consists of both owned and leased aircraft. We expect to remove three leased Boeing 767-300 aircraft from service in 2018. At that time, these aircraft will have remaining lease payments of approximately $54.3 million. At the time each aircraft is removed from service, we will accrue for any remaining lease payments not mitigated through an arrangement with the lessor.
In March 2017 the Air Line Pilots Association (ALPA) voted to ratify their collective bargaining agreement. The agreement is for a 63-month contract amendment which includes (amongst other various benefits) a pay adjustment and ratification bonus. As of December 31, 2016, we accrued $34.0 million related to past service (prior to January 1, 2017), which was paid upon ratification.
Other expenses increased by $13.3 million, or 11.7%, in 2016 as compared to 2015, due to an increase of $5.9 million in hotel expenses for our crew members, professional and technical fees of $4.5 million, as well as personnel related expenses such as meals and entertainment. Other components of our Other expense line item include, but are not limited to: communications costs, insurance costs, legal fees and other miscellaneous expenses.
Nonoperating Expense
Net nonoperating expense decreased by $116.7 million in 2016, as compared to 2015, due to reduced debt levels which resulted in a $19.1 million reduction in interest expense as compared to the prior year period. The decrease in net nonoperating expense was also due to gains on our fuel hedge portfolio of $20.1 million in 2016 compared to losses of $59.9 million in the prior year period.
Income Tax Expense
We recorded income tax expense of $46.5 million, $144.0 million, and $113.0 million during the years ended December 31, 2017, 2016, and 2015, respectively. In 2017, 2016, and 2015, we had an effective tax rate of 11.3%, 38.0%, and 38.2%, respectively.
As a result of the Tax Cuts and Jobs Act of 2017, we recognized a one-time benefit of $104.2 million in the quarter ended December 31, 2017 from the estimated impact of the revaluation of deferred tax assets and liabilities to the new corporate federal rate of 21%. ASC 740 requires companies to account for the effects of changes in income tax rates and laws on deferred tax balances in the period in which the legislation is enacted. As of December 31, 2017, we have made a reasonable estimate of the effects on our existing deferred tax balances. We are still analyzing the new legislation and refining our calculations, which could potentially impact the measurement of our tax balances. For 2018, we expect the reduction in the corporate federal tax rate will result in an all-in book tax rate for us of 24% to 26%. However, the actual tax rate could differ due to a number of factors.
See Note 10 to the consolidated financial statements for further discussion.
Liquidity and Capital Resources
Our liquidity is dependent on the cash we generate from operating activities, our existing cash resources, and our debt financing arrangements. As of December 31, 2017, we had $191.0 million in cash and cash equivalents and $269.3 million in short-term investments, representing a decrease of $149.8 million from December 31, 2016. Our restricted cash balance consists of cash held as collateral by entities that process our credit card transactions for advanced ticket sales and, as of December 31, 2017 and 2016, our balance was $1.0 million and $5.0 million, respectively.
In 2018, we have significant obligations in order to fund our current aircraft orders, and we are currently evaluating our options to finance these transactions via our operating cash flows coupled with debt financing. We have been able to generate sufficient funds from our operations to meet our working capital requirements and we typically finance our aircraft through secured debt and lease financings. At December 31, 2017, we had $570.7 million of debt and capital lease obligations, including $59.5 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2017, our current liabilities exceeded our current assets by approximately $189.8 million. However, approximately $545.4 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.
In December 2016, we amended and restated the existing credit agreement with Citigroup Global Markets Inc. by increasing the secured revolving credit facility (Revolving Credit Facility) from $175 million to $225 million. This Revolving Credit Facility will expire in December 2019. As of December 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility.
Cash Flows
Net cash provided by operating activities was $331.1 million, $437.0 million, and $476.0 million in 2017, 2016, and 2015, respectively. The decrease in 2017 was primarily due to: (1) cash used to settle the Merged Plan, (2) cash used to partially settle the (Pilots) OPEB liability, and (3) a prepayment in the amount of $75 million to one of our maintenance vendors for which we will receive benefits in excess of the amount paid. The decrease in 2016 (versus 2015) was primarily due to a $66.1 million decrease in our deferred income tax expense as a result of becoming a cash taxpayer, and a $42.7 million net increase in pension and postretirement benefit contributions, which were partially offset by an increase of $52.8 million in net income adjusted for the $49.4 million increase relating to the impairment of our owned Boeing 767-300 assets.
Net cash used in investing activities was $294.7 million, $154.1 million, and $35.3 million for 2017, 2016, and 2015, respectively. The increase in net cash used in investing activities in 2017 was primarily due to a $174.4 million increase in cash payments for the purchases of property and equipment, including two Airbus A321neo's and one Airbus A330 aircraft. We also made pre-delivery deposits for our Airbus A321neo's during 2017 of $87.8 million. The increase in net cash used in 2016 was primarily due to a $69.9 million decrease in cash received compared to 2015, for purchase assignment and leaseback transactions, and engine credit payments received from the manufacturer and an increase of $60.0 million in cash payments for property and equipment, including pre-delivery deposits for our Airbus A330-200 and Airbus A321neo fleet.
Net cash used in financing activities was $175.5 million, $238.5 million, and $424.9 million for 2017 and 2016, and 2015, respectively. The decrease in cash used in financing activities in 2017 was due to a reduction in repayment of long-term debt and capital lease obligations as compared to 2016. The decrease in cash used in 2016 was due to the lower amount of share repurchases and payments for settlements of our convertible notes in 2015.
Covenants under our Financing Arrangements
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our Consolidated Balance Sheets totaled $1.0 million and $5.0 million as of December 31, 2017 and 2016, respectively.
In the event of a material adverse change in our business, the holdback could increase to an amount up to 100% of the applicable credit card activity for all unflown tickets, which would also result in an increase in the required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.
Pension and Other Postretirement Benefit Plan Funding
As of December 31, 2017, the excess of the projected benefit obligations over the fair value of plan assets was approximately $224.0 million. We voluntarily contributed $30.2 million, $57.8 million, and $20.4 million to our defined benefit pension plans (excluding one-time settlement payments) and disability plan during 2017, 2016, and 2015, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements, and the level and timing of asset returns. We have made significant contributions (above the minimum required) to our defined benefit pension and disability plans in the past few years. In 2018, our minimum required contribution has been determined to be nil.

In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In August 2017, we completed the termination of the Merged Plan by transferring the assets and liabilities to a third-party insurance company. In 2017, we contributed $18.5 million in cash to fully fund the Merged Plan and recognized a one-time financial loss of $35.2 million as an Other nonoperating special item on our Consolidated Statement of Operations. We no longer have any expected contributions to the Merged Plan due to the final settlement.
In March 2017, we announced the ratification of a 63-month contract amendment with our pilots as represented by the Air Line Pilots Association (ALPA). In connection with the ratification of the agreement, the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots and replace the benefit with a heath retirement account (HRA) managed by ALPA, which represented a curtailment and partial settlement of the pilots' other postretirement benefit plan. In August 2017, we made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 postretirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. In connection with the partial settlement of the liability, the discount rate was updated to 3.86%. We recognized a one-time settlement loss as an Other nonoperating special item of $10.4 million. The obligation recorded for the unsettled portion of this plan was $73.4 million as of the partial settlement date.
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
Contractual Obligations
Our estimated contractual obligations as of December 31, 2017 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations(1)	$735,415	$88,858	$157,689	$156,015	$332,853
Operating leases—aircraft and related equipment(2)	629,980	127,235	215,787	123,241	163,717
Operating leases—non-aircraft	124,342	6,891	12,983	13,287	91,181
Purchase commitments—capital(3)	1,504,089	455,923	745,991	180,594	121,581
Other commitments(4)	506,198	73,041	114,674	102,322	216,161
Projected employee benefit contributions(5)	38,481	3,591	34,890	—	—
Total contractual obligations	$3,538,505	$755,539	$1,282,014	$575,459	$925,493

(1)
Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one Airbus A330 flight simulator, aircraft and IT related equipment, and the building component of the cargo and maintenance hangar (within the capital commitments section).

(2)
Amounts reflect leases for ten Airbus A330-200 aircraft, seven Boeing 767-300 aircraft, and three Boeing 717-200 aircraft as of December 31, 2017. Subsequent to year ended December 31, 2017, in January 2018 we purchased three of our existing Boeing 767-300 that were classified as operating leases from the lessor and entered into a forward sale agreement for those same three aircraft (to be delivered later in 2018) with another airline. As these obligations are presented as of December 31, 2017, the associated lease payments are reflective in the table above. We are in process of evaluating the transactions and we expect to take a loss on the lease termination during the first quarter of 2018 between $15.0 million and $18.0 million related to this transaction.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our Airbus fleet, capacity purchases, IT, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amounts include our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2020.

Capital Commitments
As of December 31, 2017, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	14	9	Between 2018 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $456 million in 2018, $503 million in 2019, $242 million in 2020, $170 million in 2021, $10 million in 2022, and $122 million thereafter.
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
In November 2016, we entered into a lease agreement with the Department of Transportation of the State of Hawai'i to lease a cargo and maintenance hangar at the Daniel K. Inouye International Airport with a lease term of 35 years. As the hangar was not fully constructed, we took responsibility for the remainder of the construction and were responsible for the remainder of the construction costs of $33.3 million. In accordance with the applicable accounting guidance, specifically as it relates to our involvement in the construction of the hangar, we were considered the owner of the asset under construction and have recognized a $73.0 million asset, with a corresponding lease liability, for the amount previously spent by the lessor.
We placed the hangar into service in late 2017. The $73.0 million liability will be reduced as we make rental payments under the agreement and the $106.3 million asset will be depreciated over the lease term.
Non-GAAP Financial Measures
We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

•	We believe it is the basis by which we are evaluated by industry analysts and investors;

•	These measures are often used in management and board of directors' decision making analysis;

•	It improves a reader's ability to compare our results to those of other airlines; and

•	It is consistent with how we present information in our quarterly earnings press releases.
See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This adjustment includes the unrealized gains and losses on fuel and interest rate derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. Excluding the impact of these derivative adjustments allows investors to analyze our core operational performance and compare our results to other airlines in the periods presented below.

•	Loss on extinguishment of debt, net of tax, is excluded to allow investors to analyze our core operational performance and compare our results to other airlines in the periods presented below.

•
As a result of the Tax Cuts and Jobs Act of 2017, we recognized a one-time benefit of $104.2 million in the fourth quarter of 2017 from the estimated impact of the revaluation of deferred tax assets and liabilities. This tax benefit is being excluded from our results as a Special item. We expect our effective tax rate in 2018 to be in the range of 24 to 26 percent. We excluded the Tax Cuts and Jobs Act of 2017 effect (on the financial statements) in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year.

2016 Special Items

•
The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to exit the Boeing 767-300 fleet in 2018. We estimated the fair value of the owned Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers, which resulted in a $49.4 million impairment charge.

•
In 2016, we accrued $34.0 million associated with the tentative agreement with ALPA related to past service (prior to January 1, 2017) and also elected to pay a $4.8 million profit sharing bonus payment to other labor groups related to prior period service.

•
In connection with the decision to exit the Boeing 767-300 fleet, we negotiated a termination of our Boeing 767-300 maintenance agreement and recorded a $21.0 million charge related to the amount paid to terminate the contract.

2017 Special Items

•
In August 2017, we terminated the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan) and settled a portion of our pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities we recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $10.4 million related to the other post-retirement (OPEB) medical plan partial settlement.

•
In April 2017, we executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and continues through November 2018, December 2018, and January 2019, respectively. During the twelve months ended December 31, 2017, we recorded a loss on sale of aircraft of $4.8 million.

•
In February 2017, we reached a tentative agreement with ALPA, covering our pilots. In March 2017, we received notice from ALPA that the agreement was ratified by ALPA's members.  The agreement became effective April 1, 2017 and has a term of 63 months.  The agreement includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the twelve months ended December 31, 2017, we expensed $18.7 million primarily related to a one-time payment to reduce our future 401K employer contribution for certain pilot groups, which is not recoverable once paid.

We believe that excluding such special items helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

	Year Ended December 31,
	2017		2016		2015
	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share	Net Income	Diluted Net Income Per Share
	(in thousands, except for per share data)
As reported—GAAP	$364,041	$6.82	$235,432	$4.36	$182,646	$2.98
Add: estimated effect of revaluation of deferred tax liability	(104,176)	(1.95)	—	—	—	—
Add: changes in fair value of derivative contracts	(3,846)	(0.07)	(47,678)	(0.88)	(1,015)	(0.02)
Add: loss on extinguishment of debt	—	—	10,473	0.19	12,058	0.20
Add: special items
Operating
Loss on sale of aircraft	4,771	0.09	—	—	—	—
Collective bargaining charge	18,679	0.35	38,781	0.72	—	—
Impairment charge	—	—	49,361	0.92	—	—
Termination charge	—	—	21,000	0.39	—	—
Nonoperating
Partial settlement and curtailment loss	10,384	0.19	—	—	—	—
Loss on plan termination	35,201	0.66	—	—	—	—
Tax effect of adjustments	(23,924)	(0.45)	(27,307)	(0.51)	(4,417)	(0.07)
Adjusted net income	$301,130	$5.64	$280,062	$5.19	$189,272	$3.09
Operating Costs per Available Seat Mile (CASM)
We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and special items (if applicable) to measure and monitor its costs.
CASM and CASM, excluding fuel and special items, are summarized in the table below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except for CASM figures)
GAAP operating expenses	$2,211,856	$2,034,848	$1,868,837
Less: aircraft fuel, including taxes and delivery	(440,383)	(344,322)	(417,728)
Less: special items
Loss on sale of aircraft	(4,771)	—	—
Collective bargaining charge	(18,679)	(38,781)	—
Impairment charge	—	(49,361)	—
Termination of Boeing 767-300 engine maintenance contract	—	(21,000)	—
Adjusted operating expenses—excluding aircraft fuel and special items	$1,748,023	$1,581,384	$1,451,109
Available Seat Miles	19,006,682	18,384,637	17,726,322
CASM—GAAP	11.64 ¢	11.07 ¢	10.55 ¢
Less: aircraft fuel	(2.32)	(1.87)	(2.36)
Less: special items
Loss on sale of aircraft	(0.02)	—	—
Collective bargaining charge	(0.10)	(0.20)	—
Impairment charge	—	(0.28)	—
Termination of Boeing 767-300 engine maintenance contract	—	(0.11)	—
CASM—excluding aircraft fuel and special items	9.20 ¢	8.61 ¢	8.19 ¢

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
Revenue Standard (ASC 606), effective January 1, 2018
The new revenue standard (ASC 606), effective January 1, 2018, will affect our accounting policies and processes (including systems) regarding frequent flyer, passenger revenue, credit card fees, and booking fees.  The adoption of the standard will have a significant impact on our financial statements and our critical accounting policies related to the standard will change as a result of adoption. As described and quantified in Note 1, we expect total operating revenue for the years under restatement to decrease by less than 1%, primarily due to changes in the accounting for our frequent flyer program. We will record an increase in deferred revenue related to miles earned for flights, which will result in a decrease in revenue compared to historical reporting as activity under the frequent flyer program grows. See Note 1 to our Consolidated Financial Statements for additional information including estimated quantification of the effect on our 2016 and 2017 financial statements.

Frequent Flyer Accounting (pre ASC 606)
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
We account for our co-branded credit card agreement as a multiple deliverable revenue arrangement, which requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis.
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

On an annual basis, we review the deferral period and deferral rate for mileage credits sold to participating companies (except for miles sold under our co-branded credit card agreement), as well as the breakage rate assumption for free travel awards earned in connection with the purchase of passenger tickets. The cost components of the incremental cost assumptions are reviewed on a quarterly basis.
Pension and Other Postretirement and Postemployment Benefits
The calculation of pension and other postretirement and postemployment benefit expenses and its corresponding liabilities require the use of significant assumptions, including the assumed discount rate, the expected long-term rate of return on plan assets, expected mortality rates of the plan participants, and the expected health care cost trend rate. Changes in these assumptions will impact the expense and liability amounts, and future actual experience may differ from these assumptions. The significant assumptions as of December 31, 2017 are as follows:

Pension:
Discount rate to determine projected benefit obligation	3.70%
Expected return on plan assets	6.34%	^
Postretirement:
Discount rate to determine projected benefit obligation (as of December 31, 2017)	3.71%
Discount rate used to determine the partial settlement and curtailment as of August 1, 2017	3.86%	^^
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	7.25%
Ultimate	4.75%
Years to reach ultimate trend rate	5
Disability:
Discount rate to determine projected benefit obligation	3.72%
Expected return on plan assets	4.60%	^
N/A      Not Applicable

^	Expected return on plan assets used to determine the net periodic benefit expense for 2018 is 7.33% for the pension plans and 4.90% for the disability plan.

^^	As of August 1, 2017 the Company partially settled the pilots' other post-retirement benefit plan. See Note 12 for further discussion.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return by 100 basis points will have the following effects on our estimated 2018 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2018 pension expense	$2.9
Increase in estimated 2018 disability benefit expense	0.3
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2017	$54.4
Increase in other postretirement benefit obligation as of December 31, 2017	15.4
Increase in estimated 2018 pension expense (operating and nonoperating)	(0.4)
Increase in estimated 2018 other postretirement benefit expense (operating and nonoperating)	1.0
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2017	$8.5
Increase in estimated 2018 other postretirement benefit expense (operating and nonoperating)	0.8

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2017	$7.3
Decrease in estimated 2018 other postretirement benefit expense (operating and nonoperating)	1.0

In 2017, we recognized a one-time Other nonoperating special item expense of $10.4 million related to the settlement of a portion of our pilots' other post-retirement medical plan liability, pursuant to which the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots and to replace the benefit with a health retirement account (HRA) managed by ALPA. We evaluated the accounting for the transaction in accordance with ASC 715-60 Compensation-Retirement Benefits - Defined Benefit Plans-Other Postretirement, and determined that it represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. The discount rate was revised to remeasure the remaining liability at that time. No other assumptions were updated because there was no indication of a significant change in trends in other assumptions, such as health care trends.
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
The impairment analysis and ultimate charge in 2016 was triggered by the decision in the fourth quarter of 2016 to exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by our decision to acquire one Airbus A330 (delivered in 2017), lease two additional Airbus A321s (to be delivered in 2018 in addition to our existing aircraft orders), and our ability to early terminate our long-term power-by-the-hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows us to streamline our fleet, simplify our operations, and reduce our cost structure in the future. In order to assess whether there was an impairment of the Boeing 767-300 asset group, we compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. We estimated the fair value of our owned Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers of our owned aircraft, which resulted in a $49.4 million impairment charge. Our determination of fair value considered attributes specific to our Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.). The Boeing 767-300 asset group consisted of both owned and leased (at the time of the assessment) aircraft. We expect to remove three leased Boeing 767-300 aircraft from service in 2018. At the time of the assessment, these aircraft had remaining lease payments of approximately $54.3 million.

Subsequent to year end, in January 2018 we purchased three of our existing Boeing 767-300 that were classified as operating leases from the lessor and entered into a forward sale agreement of those same three aircraft (to be delivered later in 2018) with another airline. We are in process of evaluating the transactions, and we expect to take a loss on the lease termination during the first quarter of 2018 between $15.0 million and $18.0 million related to this transaction.

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
Aircraft Fuel Costs
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 20% of our operating expenses for the year ended December 31, 2017. Approximately 70% of our fuel is based on Singapore jet fuel prices, 27% is based on U.S. West Coast jet fuel prices, and 3% on other jet fuel prices. Based on gallons expected to be consumed in 2018, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.8 million.
We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During 2017, our fuel hedge portfolio primarily consisted of heating oil swaps and crude oil call options. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices, and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.
As of December 31, 2017, we hedged approximately 35% of our projected fuel requirements for 2018 with heating oil swaps and crude oil call options. As of December 31, 2017, the fair value of these fuel derivative agreements reflected a net asset of $20.6 million that is recorded as prepaid assets in the Consolidated Balance Sheets.
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
Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with our interest-bearing cash accounts. Based on the balances of our cash and cash equivalents, restricted cash, and short-term investments as of December 31, 2017, a change in interest rates is unlikely to have a material impact on our results of operations.
At December 31, 2017, we had $582.1 million of fixed-rate debt including aircraft capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to the EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in market rates, and amounted to approximately $13.4 million as of December 31, 2017.
Foreign Currency
We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected 2018 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $29.4 million and $16.4 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currency exchange rates.
As of December 31, 2017, the fair value of our foreign currency forwards reflected a net asset of $2.2 million that is recorded in prepaid expenses and other, and $0.4 million recorded in long-term prepayments and other reflected in the Consolidated Balance Sheets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1999.
Honolulu, Hawai‘i
February 13, 2018

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,362,076	$2,145,742	$2,025,610
Other	333,552	304,838	291,857
Total	2,695,628	2,450,580	2,317,467
Operating Expenses:
Wages and benefits	632,997	535,264	476,979
Aircraft fuel, including taxes and delivery	440,383	344,322	417,728
Aircraft rent	137,764	124,565	115,653
Maintenance materials and repairs	219,553	228,970	224,648
Aircraft and passenger servicing	140,566	126,876	117,449
Commissions and other selling	131,783	125,731	119,746
Depreciation and amortization	113,277	108,128	105,581
Other rentals and landing fees	116,763	108,087	95,055
Purchased services	110,787	96,274	81,838
Special items	23,450	109,142	—
Other	144,533	127,489	114,160
Total	2,211,856	2,034,848	1,868,837
Operating Income	483,772	415,732	448,630
Nonoperating Income (Expense):
Other nonoperating special items	(45,585)	—	—
Interest expense and amortization of debt discounts and issuance costs	(30,901)	(36,612)	(55,678)
Interest income	6,132	4,007	2,811
Capitalized interest	8,437	2,651	3,261
Other components of net periodic benefit cost, excluding settlements	(16,713)	(20,270)	(22,527)
Gains (losses) on fuel derivatives	3,312	20,106	(59,931)
Loss on extinguishment of debt	—	(10,473)	(12,058)
Other, net	2,101	4,323	(8,820)
Total	(73,217)	(36,268)	(152,942)
Income Before Income Taxes	410,555	379,464	295,688
Income tax expense	46,514	144,032	113,042
Net Income	$364,041	$235,432	$182,646
Net Income Per Common Stock Share:
Basic	$6.86	$4.40	$3.38
Diluted	$6.82	$4.36	$2.98
Weighted Average Number of Common Stock Shares Outstanding:
Basic	53,074	53,502	54,031
Diluted	53,413	53,958	61,256
Cash Dividends Declared Per Common Share	$0.12	$—	$—
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net Income	$364,041	$235,432	$182,646
Other Comprehensive Income (Loss), net:
Net change related to employee benefit plans, net of tax expense of $22,321 for 2017, tax benefit of $3,588 for 2016, and tax expense of $18,826 for 2015	34,249	(6,337)	31,655
Net change in derivative instruments, net of benefit of $3,548 for 2017, tax expense of $1,290 for 2016, and tax benefit of $4,866 for 2015	(5,822)	2,111	(8,002)
Net change in available-for-sale investments, net of tax benefit of $120 for 2017. tax expense of $6 for 2016, and tax benefit of $72 for 2015	(198)	10	(118)
Total Other Comprehensive Income (Loss)	28,229	(4,216)	23,535
Total Comprehensive Income	$392,270	$231,216	$206,181
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$190,953	$325,991
Restricted cash	1,000	5,000
Short-term investments	269,297	284,075
Accounts receivable, net	140,279	96,067
Spare parts and supplies, net	35,361	20,363
Prepaid expenses and other	65,196	66,740
Total	702,086	798,236
Property and equipment, net
Flight equipment	1,848,061	1,658,698
Pre-delivery deposits on flight equipment	150,652	117,762
Other property and equipment	402,098	332,338
	2,400,811	2,108,798
Less accumulated depreciation and amortization	(558,548)	(454,231)
Total	1,842,263	1,654,567
Other Assets:
Long-term prepayments and other	193,632	132,724
Intangible assets, net	15,187	16,411
Goodwill	106,663	106,663
Total Assets	$2,859,831	$2,708,601
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$140,805	$116,507
Air traffic liability	545,362	482,496
Other accrued liabilities	146,283	172,214
Current maturities of long-term debt, less discount, and capital lease obligations	59,470	58,899
Total	891,920	830,116
Long-Term Debt and Capital Lease Obligations	511,201	497,908
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	220,788	355,968
Other liabilities and deferred credits	95,636	173,613
Deferred tax liability, net	174,344	170,543
Total	490,768	700,124
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value per share, 51,173,453 and 53,435,234 shares issued and outstanding as of December 31, 2017 and 2016, respectively	512	534
Capital in excess of par value	126,743	127,266
Accumulated income	913,951	656,146
Accumulated other comprehensive loss, net	(75,264)	(103,493)
Total	965,942	680,453
Total Liabilities and Shareholders' Equity	$2,859,831	$2,708,601
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2017, 2016 and 2015

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Loss	Total
			(in thousands)
Balance at December 31, 2014	$545	$—	$251,432	$238,068	$(122,812)	$367,233
Net Income	—	—	—	182,646	—	182,646
Other comprehensive income	—	—	—	—	23,535	23,535
Issuance of 660,271 shares of common stock related to stock awards, net of shares withheld for taxes	6	—	(5,489)	—	—	(5,483)
Repurchase and retirement of 1,714,400 shares common stock	(17)	—	(40,120)	—	—	(40,137)
Share-based compensation expense	—	—	5,075	—	—	5,075
Excess tax benefits from stock issuance	—	—	373	—	—	373
Reacquisition of equity component of convertible notes	—	—	(109,301)	—	—	(109,301)
Settlement of convertible note call options	—	—	304,752	—	—	304,752
Settlement of convertible note warrants	—	—	(282,631)	—	—	(282,631)
Balance at December 31, 2015	$534	$—	$124,091	$420,714	$(99,277)	$446,062
Net Income	—	—	—	235,432	—	235,432
Other comprehensive loss	—	—	—	—	(4,216)	(4,216)
Issuance of 412,857 shares of common stock related to stock awards, net of shares withheld for taxes	4	—	(7,589)	—	—	(7,585)
Repurchase and retirement of 379,062 shares common stock	(4)	—	(13,759)	—	—	(13,763)
Share-based compensation expense	—	—	6,005	—	—	6,005
Excess tax benefits from stock issuance	—	—	19,656	—	—	19,656
Reacquisition of equity component of convertible notes	—	—	(1,138)	$—	—	(1,138)
Balance at December 31, 2016	$534	$—	$127,266	$656,146	$(103,493)	680,453
Net Income	—	—	—	364,041	—	364,041
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,261)	—	(6,261)
Other comprehensive income	—	—	—	—	28,229	28,229
Issuance of 247,852 shares of common stock related to stock awards, net of shares withheld for taxes	3	—	(7,535)	—	—	(7,532)
Repurchase and retirement of 2,509,633 shares common stock	(25)	—	—	(99,975)	—	(100,000)
Share-based compensation expense	—	—	7,012	—	—	7,012
Balance at December 31, 2017	$512	$—	$126,743	$913,951	$(75,264)	965,942
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2017 and 2016.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2017 and 2016
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$364,041	$235,432	$182,646
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,224	2,322	2,640
Depreciation and amortization of property and equipment	112,627	107,041	104,176
Deferred income taxes, net	(14,792)	36,372	102,446
Impairment of assets	—	49,361	—
Stock compensation	7,286	8,424	6,616
Loss on extinguishment of debt	—	10,473	12,058
Amortization of debt discounts and issuance costs	5,251	5,579	6,678
Post retirement payments	(153,959)	(60,931)	(23,340)
Pension and postretirement benefit cost	29,580	34,569	38,879
Partial settlement and curtailment loss	45,585	—	—
Change in unrealized (gain) loss on fuel derivative contracts	(3,845)	(47,678)	(1,015)
Other, net	11,170	2,172	(1,811)
Changes in operating assets and liabilities:
Accounts receivable, net	(40,780)	(18,956)	(1,850)
Spare parts and supplies, net	(21,964)	(5,259)	(4,323)
Prepaid expenses and other current assets	4,158	(12,319)	7,065
Accounts payable	21,965	12,305	44
Air traffic liability	62,866	51,730	6,430
Other accrued liabilities	(24,668)	47,582	10,075
Other assets and liabilities, net	(74,610)	(21,175)	28,614
Net cash provided by operating activities	331,135	437,044	476,028
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(341,515)	(178,838)	(118,828)
Proceeds from purchase assignment and leaseback transactions	—	31,851	101,738
Net proceeds from disposition of equipment	33,941	16	3,669
Purchases of investments	(231,393)	(260,987)	(257,448)
Sales of investments	244,261	253,855	236,062
Other	—	—	(500)
Net cash used in investing activities	(294,706)	(154,103)	(35,307)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	(61,486)	(214,025)	(216,157)
Dividend payments	(6,261)	—	—
Repurchases and conversion of convertible notes	—	(1,426)	(184,645)
Repurchases of common stock	(100,000)	(13,763)	(40,138)
Proceeds from settlement of convertible note call options	—	—	304,752
Payment for settlement of convertible note warrants	—	—	(282,631)
Debt issuance costs	(188)	(1,653)	(572)
Payment for taxes withheld for stock compensation	(7,532)	(7,585)	(5,481)
Net cash used in financing activities	(175,467)	(238,452)	(424,872)
Net increase (decrease) in cash and cash equivalents	(139,038)	44,489	15,849
Cash, cash equivalents, and restricted cash—Beginning of Year	330,991	286,502	270,653
Cash, cash equivalents, and restricted cash—End of Year	$191,953	$330,991	$286,502
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines (1)	1 year (1)
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
ATR turboprop aircraft and engines	10 years, 15% residual value
Aircraft under capital leases	8 - 12 years, no residual value
Flight simulator under capital lease	10 years, no residual value
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
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
Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other capital leases was $70.9 million and $56.1 million as of December 31, 2017 and 2016, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $34.6 million and $31.0 million at December 31, 2017 and 2016, respectively. The value of construction in progress, primarily consisting of aircraft in 2017 and aircraft facilities in 2016 which is included in property and equipment on the consolidated balance sheets, was $135.3 million and $157.8 million as of December 31, 2017 and 2016, respectively. Amortization expense related to computer software was $12.3 million, $9.7 million and $6.3 million for the years ended December 31, 2017, 2016, and 2015 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of December 31, 2017 and 2016 the Company had approximately $109.3 million and $50.0 million, respectively in prepayments to one of its power-by-the-hour vendors, which is recoverable over the next four years.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Impairment of Long-Lived Assets and Finite-lived Intangible Assets
Long-lived assets used in operations, consisting principally of property and equipment and finite-lived intangible assets, are tested for impairment when events or changes in circumstances indicate, in management's judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amount. When testing for impairment management considers market trends, the expected useful lives of the assets, changes in economic conditions, recent transactions involving sales of similar assets and, if necessary, estimates of future undiscounted cash flows. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. If, at any time, management determines the net carrying value of an asset is not recoverable, the amount is reduced to its fair value during the period in which such determination is made. Any changes in the estimated useful lives of these assets will be accounted for prospectively. In 2016, a $49.4 million impairment charge was recorded as the Company determined that the Boeing 767-300 fleet and related assets were impaired. See Note 11 for further details.
Operating Leases
The Company leases aircraft, engines, airport terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements include escalation clauses and renewal options. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. When lease renewals are considered to be reasonably assured, the rental payments that will be due during the renewal periods are included in the determination of rent expense over the life of the lease. Rental expense for operating leases totaled $208.0 million, $193.0 million, and $174.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company accounts for the co-branded credit card agreement as a multiple deliverable revenue arrangement, which requires the allocation of the overall consideration received to each deliverable using the estimated selling price.  The objective of using estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.
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

The Company's total frequent flyer liability for future award redemptions is reflected as components of Air traffic liability (for sold miles) and Other liabilities and deferred credits (for miles at incremental cost) within the Consolidated Balance Sheets as

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

follows:

	As of December 31,
	2017	2016
	(in thousands)
Air traffic liability	$71,537	$67,936
Other liabilities and deferred credits	19,795	18,461
Total frequent flyer liability	$91,332	$86,397
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
The Company uses the corridor approach in the valuation of its defined benefit pension and other postretirement and postemployment plans. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and actuarial assumptions. These unrecognized actuarial gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over the expected average remaining service period of active plan participants for the open plans and is amortized over the expected average remaining lifetime of inactive participants for plans whose population is “all or almost all” inactive.

As described further in Note 12, in August 2017, the Company made a one-time cash payment of $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation for all active pilots as of April 1, 2017. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. In connection with the settlement of the liability, the discount rate was updated to 3.86%. The Company recognized a one-time settlement loss of $10.4 million. The obligation recorded for the unsettled portion of this plan was $73.4 million as of the partial settlement date. No other assumptions were updated because there was no indication of a significant change in trends in other assumptions, such as health care trends.
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $16.6 million, $18.3 million and $17.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Capitalized Interest
Interest is capitalized upon the payment of predelivery deposits for aircraft and engines, and is depreciated over the estimated useful life of the asset from service inception date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Compensation Plans
The Company has a stock compensation plan for it and its subsidiaries' officers' and non-employee directors. The Company accounts for stock compensation awards under ASC 718, Compensation—Stock Compensation, which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of such awards on the dates they are granted. The fair value of the awards are estimated using the following: (1) option-pricing models for grants of stock options or (2) fair value at the measurement date (usually the grant date) for awards of stock subject to time and / or performance-based vesting. The resultant cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award.
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
Recently Adopted Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requiring an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. ASU 2017-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption only permitted in the first quarter of 2017. The Company early adopted this standard during the first quarter of 2017. The adoption of ASU 2017-07 resulted in a reclassification of $20.3 million and $22.5 million from wages and benefits to other components of net periodic benefit cost on the Company's consolidated statement of operations for the twelve months ended December 31, 2016 and 2015, respectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company early adopted this standard during the first quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's condensed consolidated statement of cash flows. The inclusion of restricted cash increased the beginning balances of the condensed consolidated statement of cash flows by $5.0 million and $6.7 million and the ending balances by $5.0 million for the twelve months ended December 31, 2016 and 2015, respectively.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 will also allow an employer to withhold more shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. The Company adopted this standard during the first quarter of 2017. The primary impact of the adoption of the standard on the Company's consolidated financial statements was the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which reduced income tax expense by $5.7 million for the twelve months ended December 31, 2017.
Recently Issued Accounting Pronouncements
In February 2018, the FASB issued a proposed ASU which would require a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. Consequently, the amendments in this proposed ASU would eliminate the stranded tax effects associated with the change in the federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017. If this ASU is finalized, we will consider adoption in 2018, which would result in a reclassification of approximately $12.5 million from accumulated other comprehensive income to retained earnings
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify the hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the components and options within ASU 2017-12.

In February 2016, the FASB issued ASU 2016-02, Leases, requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this ASU will have a significant impact on its consolidated balance sheet but does not expect that the ASU will have a material impact on the Company's results of operations or cash flows. The effect of adopting the new standard will be to record right-of-use assets and operating lease obligations for fixed payments associated with current operating leases on the Company's balance sheet. See Note 9 which discusses our lease obligations as of December 31, 2017.

In November 2017, the FASB directed the staff to draft a proposed ASU that would provide transition relief allowing entities to continue to apply the guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year that a Company adopts the new leases guidance (ASC 842). Entities that elect this option would record the cumulative effect of adoption on the effective date rather than at the beginning of the earliest comparative period presented. The Company is awaiting the finalized pronouncement.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company completed its overall analysis for the provisions of ASC 606 specific to its consolidated financial statements and related disclosures. The Company has also designed and implemented controls and systems in anticipation of the adoption of the standard, effective January 1, 2018 which has a material impact on its consolidated financial statements. The overall decrease in equity as of January 1, 2016 is approximately $76.0 million net of tax, with an offsetting change primarily in Other liabilities and deferred credits.

The most significant impact of the standard relates to the accounting for the Company's frequent flyer travel award program. This change as well as other less significant changes, are briefly described below:

•
Frequent flyer - The standard requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles (effectively eliminating the incremental cost accounting currently applied). Under ASC 606, ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles will be deferred based on the equivalent ticket value (ETV) of a mile until the free travel or other award is used by the passenger, at which time it will be included in passenger revenues. In order to calculate ETV the Company analyzed the prior 12 months' weighted average ETV of similar fares as those used to settle award redemptions, considering cabin class and geographic region. ASC 606 will result in a significant increase to the deferred revenue liability on the Company's balance sheet, as the estimated selling price of the miles significantly exceeds the value previously recorded for incremental cost. The allocated value of miles earned through flights and sold to partners, will be recognized at the time the free travel or other award is used by the passenger.

•
Passenger revenue - Prior to January 1, 2018, passenger revenue was recognized either when the transportation was provided or when tickets expire unused. However, after the application of ASC 606, passenger revenue associated with unused tickets, which represent unexercised passenger rights, is expected to be recognized in proportion to the pattern of rights exercised by related passengers (e.g. scheduled departure dates). This will have the effect of reducing the recorded balance in air traffic liability as of the date of the cumulative effect adjustment on January 1, 2016 but is not expected to have a significant effect on annual revenue recognition.

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

The adoption of the standard required the implementation of new accounting processes and systems, which will change the Company's internal control over revenue recognition (effective January 1, 2018). Select recast pro forma financial statement information, which reflect the adoption of the ASC is below.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2016
	Pro Forma
	As Reported	Adjustments	Recast for Adoption of ASC 606
	(in thousands)
Operating Revenue:
Passenger	$2,145,742	$125,945	$2,271,687
Other	304,838	(144,112)	160,726
Total	$2,450,580	$(18,167)	$2,432,413
Operating Expenses	2,034,848	78	2,034,926
Operating Income	415,732	(18,245)	397,487
Nonoperating Income (Expense)	(36,268)	—	(36,268)
Income tax expense	144,032	(6,933)	137,099
Net Income	$235,432	$(11,312)	$224,120

	Year Ended December 31, 2017
	Pro Forma
	As Reported	Adjustments	Recast for Adoption of ASC 606
	(in thousands)
Operating Revenue:
Passenger	$2,362,076	$124,751	$2,486,827
Other	333,552	(145,234)	188,318
Total	$2,695,628	$(20,483)	$2,675,145
Operating Expenses	2,211,856	(749)	2,211,107
Operating Income	483,772	(19,734)	464,038
Nonoperating Income (Expense)	(73,217)	—	(73,217)
Income tax expense	46,514	13,697	60,211
Net Income	$364,041	$(33,431)	$330,610

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2017
	Pro Forma Balance Sheet Data
	As Reported	Adjustments	Recast for Adoption of ASC 606
	(in thousands)
ASSETS
Prepaid expenses and other	$65,196	$13,990	$79,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Air traffic liability	545,362	43,731	589,093
Other accrued liabilities	146,283	1,310	147,593
Noncurrent Liabilities:
Other liabilities and deferred credits	95,636	129,969	225,605
Deferred tax liability	174,344	(40,203)	134,141
Shareholders' Equity:
Accumulated income	913,951	(120,817)	793,134

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2017	2016	2015	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative (gains) losses, net	$(2,391)	$196	$(17,443)	Passenger revenue
Interest rate derivative losses, net	—	944	687	Interest expense
Total before tax	(2,391)	1,140	(16,756)
Tax expense (benefit)	906	(438)	6,333
Total, net of tax	$(1,485)	$702	$(10,423)
Amortization of defined benefit pension items
Actuarial loss	$8,792	$7,730	$11,407	Other components of net periodic benefit cost
Prior service cost	254	227	227	Other components of net periodic benefit cost
Partial settlement and curtailment loss	10,384	—	—	Other nonoperating special items
Loss on plan termination	35,201	—	—	Other nonoperating special items
Total before tax	54,631	7,957	11,634
Tax benefit	(21,519)	(3,048)	(4,396)
Total, net of tax	$33,112	$4,909	$7,238
Short-term investments
Realized gain on sales of investments, net	(32)	(108)	(8)	Other nonoperating income
Total before tax	(32)	(108)	(8)
Tax expense	12	41	3
Total, net of tax	(20)	(67)	(5)
Total reclassifications for the period	$31,607	$5,544	$(3,190)
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2017	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	(4,337)	1,137	(178)	(3,378)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,485)	33,112	(20)	31,607
Net current-period other comprehensive income (loss), net of tax	(5,822)	34,249	(198)	28,229
Ending balance	$1,249	$(75,953)	$(560)	$(75,264)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2016	Interest Rate Derivative	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$81	$4,879	$(103,865)	$(372)	$(99,277)
Other comprehensive income (loss) before reclassifications, net of tax	(668)	2,077	(11,246)	77	(9,760)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	587	115	4,909	(67)	5,544
Net current-period other comprehensive income (loss), net of tax	(81)	2,192	(6,337)	10	(4,216)
Ending balance	$—	$7,071	$(110,202)	$(362)	$(103,493)

3. Earnings Per Share
Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except for per share data)
Numerator:
Net Income	$364,041	$235,432	$182,646
Denominator:
Weighted average common shares outstanding—Basic	53,074	53,502	54,031
Assumed exercise of stock options and awards	339	450	438
Assumed exercise of convertible note premium	—	6	1,245
Assumed conversion of warrants	—	—	5,542
Weighted average common shares outstanding—Diluted	53,413	53,958	61,256
Net Income Per Common Stock Share:
Basic	$6.86	$4.40	$3.38
Diluted	$6.82	$4.36	$2.98
Convertible Notes

In 2016, the Company settled the remaining $0.3 million of the convertible note outstanding. In 2015, the Company repurchased and converted $70.8 million in principal of the Convertible Notes, respectively. During the years ended December 31, 2016 and 2015, the average share price of the Company’s common stock exceeded the conversion price of $7.88 per share. Therefore, shares related to the conversion premium of the Convertible Notes (for which share settlement is assumed for EPS purposes) are included in the Company's computation of diluted earnings per share for the period the related Notes were outstanding. See Note 8 for further information over the Convertible Notes.

Convertible Note Call Options and Warrants

In March 2011, the Company entered into a convertible note transaction which included the sale of convertible notes, purchase of call options and sale of warrants. The call options and warrants were settled by the Company with its respective counterparties in 2015. The outstanding convertible notes matured on March 15, 2016.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

For the year ended December 31, 2015, the average share price of the Company's common stock exceeded the warrant strike price of $10.00 per share. Therefore, the impact of the assumed conversion of the warrants are included in the Company's computation of diluted earnings per share for the period they were outstanding.
Dividends
In October 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on November 30, 2017, to stockholders of record as of November 17, 2017. The Company paid dividends of $6.3 million to shareholders of record during 2017 and $0.0 million during 2016 and 2015. In February 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2018, to stockholders of record as of February 14, 2018. The Company's dividend payments may change from time to time. The Company cannot provide assurance that it will continue to declare dividends for any fixed period and payment of dividends may be suspended at any time at its discretion.
Stock Repurchase Program
In April 2017, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations, which was completed in December 2017. In November 2017, the Company's Board of Directors approved a new stock repurchase program pursuant to which the Company may repurchase up to an additional $100 million of its outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to modification or termination at any time.
In 2017, the Company spent $100.0 million to repurchase approximately 2.5 million shares of the Company's common stock in open market transactions. In 2016, the Company spent $13.8 million to repurchase approximately 379,000 shares of the Company's common stock in open market transactions. As of December 31, 2017, the Company has $100.0 million remaining to spend under its stock repurchase program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information on the stock repurchase program.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of short-term investments held as of December 31, 2017 and 2016:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$165,610	$8	$(535)	$165,083
U.S. government and agency debt	59,054	1	(215)	58,840
Municipal bonds	21,517	—	(104)	21,413
Other fixed income securities	23,973	1	(13)	23,961
Total short-term investments	$270,154	$10	$(867)	$269,297

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$171,139	$84	$(357)	$170,866
U.S. government and agency debt	53,916	8	(134)	53,790
Municipal bonds	22,893	1	(144)	22,750
Other fixed income securities	36,670	—	(1)	36,669
Total short-term investments	$284,618	$93	$(636)	$284,075

Contractual maturities of short-term investments as of December 31, 2017 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$73,786	$91,297	$165,083
U.S. government and agency debt	43,252	15,588	58,840
Municipal bonds	11,243	10,170	21,413
Other fixed income securities	18,299	5,662	23,961
Total short-term investments	$146,580	$122,717	$269,297

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The tables below present the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$62,310	$27,807	$34,503	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	269,297	—	269,297	—
Fuel derivative contracts:
Crude oil call options	20,272	—	20,272	—
Heating oil swaps	336	—	336	—
Foreign currency derivatives	4,300	—	4,300	—
Total assets measured at fair value	$357,515	$28,807	$328,708	$—
Foreign currency derivatives	1,713	—	1,713	—
Total liabilities measured at fair value	$1,713	$—	$1,713	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$123,120	$104,113	$19,007	$—
Restricted cash	5,000	5,000	—	—
Short-term investments	284,075	—	284,075	—
Fuel derivative contracts:
Crude oil call options	8,489	—	8,489	—
Heating oil swaps	6,601	—	6,601	—
Foreign currency derivatives	12,906	—	12,906	—
Total assets measured at fair value	$440,191	$109,113	$331,078	$—
Foreign currency derivatives	1,469	—	1,469	—
Total liabilities measured at fair value	$1,469	$—	$1,469	$—

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the Company's debt (excluding obligations under capital leases and financing obligations) measured at fair value:

Fair Value of Debt
December 31, 2017					December 31, 2016
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$433,072	$444,099	$—	$—	$444,099	$481,874	$484,734	$—	$—	$484,734
The fair value estimates of the Company's debt were based on the discounted amount of future cash flows using the Company's current incremental rate of borrowing for similar obligations.
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
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company primarily used heating oil swaps and crude oil call options to hedge its aircraft fuel expense. As of December 31, 2017, the Company had heating oil swaps and crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Losses realized at settlement	$(534)	$(27,572)	$(60,946)
Reversal of prior period unrealized amounts	(7,946)	39,731	41,583
Unrealized gains (losses) that will settle in future periods	11,792	7,947	(40,568)
Gains (losses) on fuel derivatives recorded as Nonoperating income (expense)	$3,312	$20,106	$(59,931)
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
The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $1.4 million into earnings over the next 12 months from AOCI based on the values at December 31, 2017.
The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivative positions as of December 31, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,732,375 Japanese Yen 47,805 Australian Dollars	December 2018	3,737	(1,441)	2,296
	Long-term prepayments and other	4,666,700 Japanese Yen 9,180 Australian Dollars	December 2019	546	(195)	351
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	866,150 Japanese Yen 3,148 Australian Dollars	March 2018	17	(77)	(60)
Fuel derivative contracts	Prepaid expenses and other	94,332 gallons	December 2018	20,608	—	20,608
Derivative positions as of December 31, 2016

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,121,500 Japanese Yen 41,917 Australian Dollars	December 2017	9,803	(1,349)	8,454
	Long-term prepayments and other	4,371,900 Japanese Yen 8,434 Australian Dollars	December 2018	2,632	(59)	2,573
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	879,050 Japanese Yen 5,802 Australian Dollars	March 2017	471	(61)	410
Fuel derivative contracts	Prepaid expenses and other	88,368 gallons	December 2017	15,090	—	15,090

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives (effective portion)			(Gain) Loss reclassified from AOCI into income (effective portion)			Gain recognized in nonoperating (income) expense (ineffective portion)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(in thousands)
Foreign currency derivatives	$6,983	$(3,350)	$(4,854)	$(2,391)	$196	$(17,443)	$—	$—	$—
Interest rate derivatives	—	923	182	—	944	687	—	—	—
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net asset position was $23.2 million and a net asset position of $26.5 million as of December 31, 2017 and December 31, 2016, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2017 and December 31, 2016.
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

	As of December 31, 2017
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$8,740	$(7,708)	$1,032	14	(*)
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(3,660)	—	12
Other	1,888	(733)	1,155	3
Total intangible assets	$27,288	$(12,101)	$15,187

	As of December 31, 2016
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$8,740	$(7,132)	$1,608	14	(*)
Hawaiian Airlines trade name	13,000	—	13,000	Indefinite
Operating certificates	3,660	(3,475)	185	12
Other	1,888	(270)	1,618	3
Total intangible assets	$27,288	$(10,877)	$16,411
_______________________________________________________________________________
(*)    Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy).
Amortization expense related to the above intangible assets was $1.2 million, $2.3 million, and $2.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization of the favorable aircraft maintenance contracts are included in maintenance materials and repairs in the accompanying Consolidated Statements of Operations. The estimated future amortization expense as of December 31, 2017 for the intangible assets subject to amortization is as follows (in thousands):

2018	$1,538
2019	649
$2,187

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Debt
Long-term debt (including capital and financing lease obligations) net of unamortized discounts is outlined as follows:

	2017	2016
	(in thousands)
Class A EETC, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026(1)	$263,864	$284,692
Class B EETC, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022(1)	94,580	100,159
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, remaining balance due at maturity in June 2019(2)	74,629	97,023
Capital & Financing lease obligations (see Note 9)	149,039	88,729
Total debt, capital, and financing lease obligations	$582,112	$570,603
Less:
Unamortized debt discount, debt issuance costs and discount on convertible note	(11,441)	(13,796)
Current maturities	(59,470)	(58,899)
Long-Term Debt, less discount, Capital, and Financing Lease Obligations	$511,201	$497,908
_______________________________________________________________________________
(1)The equipment notes underlying these EETCs are the direct obligations of Hawaiian

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

During 2016, the Company settled the remaining $0.3 million of the convertible notes outstanding. During 2015, the Company repurchased and converted $70.8 million in principal of its Convertible Notes for $184.6 million. The cash consideration was allocated to the fair value of the liability component immediately before extinguishment and the remaining consideration was allocated to the equity component and recognized as a reduction of shareholders' equity. During 2015, the repurchase and

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

conversion of the Convertible Notes resulted in a loss on extinguishment of $7.4 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

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

Debt Extinguishment

In 2017, the Company had no debt extinguishment activity. In 2016, Hawaiian extinguished $140.5 million of its existing debt under secured financing agreements, which were originally scheduled to mature in 2022 and 2023. This debt extinguishment resulted in a loss of $10.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

In 2015, Hawaiian extinguished $123.9 million of existing debt under four secured financing agreements, which were originally scheduled to mature in 2018, 2023 and 2024. This debt extinguishment resulted in a loss of $4.7 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Revolving Credit Facility

In December 2016, Hawaiian amended and restated the existing credit agreement with Citigroup Global Markets Inc. by increasing the secured revolving credit and letter to $225 million, maturing in December 2019 (Revolving Credit Facility). Hawaiian may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at Hawaiian's option: (1) a variable rate equal to the London interbank offer rate plus a margin of 2.5%; or (2) another rate based on certain market interest rates plus a margin of 1.5%. Hawaiian is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of December 31, 2017, the Company had no outstanding borrowing under the Revolving Credit Facility.

Schedule of Maturities of Long-Term Debt

As of December 31, 2017, the scheduled maturities of long-term debt are as follows (in thousands):

2018	$48,244
2019	72,927
2020	21,413
2021	49,060
2022	56,856
Thereafter	184,573
$433,073

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Leases
As of December 31, 2017, the Company had lease contracts for 23 of its 60 aircraft. Of the 23 lease contracts, 3 aircraft lease contracts were accounted for as capital leases, with the remaining 20 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from approximately less than 1 year to 10 years.
As of December 31, 2017, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Capital & Financing Leases		Operating Leases
	Aircraft	Other	Aircraft (1)	Other
	(in thousands)
2018	$13,803	$6,998	$127,235	$6,891
2019	13,803	6,338	118,070	6,584
2020	10,473	4,405	97,717	6,399
2021	10,323	4,330	64,730	6,509
2022	10,323	4,634	58,511	6,778
Thereafter	14,501	112,509	163,717	91,181
	73,226	139,214	$629,980	$124,342
Less amounts representing interest	(10,981)	(52,420)
Present value of minimum capital & financing lease payments	$62,245	$86,794

(1) Subsequent to year ended December 31, 2017, in January 2018 the Company purchased three of its existing Boeing 767-300 that were classified as operating leases from the lessor and entered into a forward sale agreement for those same three aircraft (to be delivered later in 2018) with another airline. As these obligations are presented as of December 31, 2017, the associated lease payments are reflective in the table above. Management is in the process of evaluating the transactions and expects to take a loss on the lease termination during the first quarter of 2018 between $15.0 million and $18.0 million related to this transaction.

Maintenance Hangar
In November 2016, the Company entered into a lease agreement with the Department of Transportation of the State of Hawai'i to lease a cargo and maintenance hangar at the Daniel K. Inouye International Airport with a lease term of 35 years. As the hangar was not fully constructed, we took responsibility of the construction and were responsible for the remainder of the construction costs of $33.3 million. In accordance with the applicable accounting guidance, specifically as it relates to the Company's involvement in the construction of the hangar, the Company was considered the owner of the asset under construction and has recognized a $73.0 million asset, with a corresponding lease liability, for the amount previously spent by the lessor.
The Company placed the hangar into service in late 2017. The $73.0 million liability will be relieved as the Company makes rental payments under the agreement and the $106.3 million asset (the original $73.0 million plus an additional $33.3 million of asset additions), will be depreciated over the lease term.

10. Income Taxes
As a result of the Tax Cuts and Jobs Act of 2017, the Company recognized a one-time benefit of $104.2 million in the quarter ended December 31, 2017 from the estimated impact of the revaluation of deferred tax assets and liabilities. ASC 740 requires companies to account for the effects of changes in income tax rates and laws on deferred tax balances in the period in which the legislation is enacted. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company will continue to refine the calculations as additional analysis is completed. In addition, these estimates may also be affected as the Company gains a more thorough understanding of the tax law, including those related to the deductibility of purchased assets and state tax treatment. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.
The significant components of income tax expense are as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Current
Federal	$49,835	$94,459	$5,008
State	11,471	13,201	5,588
	$61,306	$107,660	$10,596
Deferred
Federal	$82,870	$32,334	$94,457
State	6,514	4,038	7,989
Estimated Tax Cuts and Jobs Act impact	(104,176)	—	—
	$(14,792)	$36,372	$102,446
Income tax expense	$46,514	$144,032	$113,042
The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax expense computed at the statutory federal rate	$143,694	$132,813	$103,491
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	11,690	11,261	8,825
Nondeductible meals	1,146	1,100	915
Estimated Tax Cuts and Jobs Act impact	(104,176)	—	—
Excess tax benefits from stock issuance	(5,288)	—	—
Other	(552)	(1,142)	(189)
Income tax expense	$46,514	$144,032	$113,042
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$54,784	$136,066
Leases	4,490	8,323
Air traffic liability	9,406	13,366
Federal and state net operating loss carryforwards	2,547	2,115
Accrued compensation	7,627	35,505
Other accrued assets	11,661	18,733
Fuel derivative contracts	2,156	2,705
Other assets	12,642	20,320
Total gross deferred tax assets	105,313	237,133
Less: Valuation allowance	(2,547)	(1,992)
Net deferred tax assets	$102,766	$235,141
Deferred tax liabilities:
Intangible assets	$(3,432)	$(5,601)
Property and equipment, principally accelerated depreciation	(265,293)	(385,831)
Other liabilities	(8,385)	(14,252)
Total deferred tax liabilities	(277,110)	(405,684)
Net deferred tax liability	$(174,344)	$(170,543)
As of December 31, 2017, the Company had available for state income tax purposes net operating loss carryforwards of $73.3 million. As of December 31, 2016, the Company had available for state income tax purposes net operating loss carryforwards of $73.5 million. The tax benefit of the net operating loss carryforwards as of December 31, 2017 was $2.5 million, substantially all of which has a valuation allowance.
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
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2017	2016	2015
	(in thousands)
Balance at January 1	$3,329	$—	$—
Increases related to prior year tax positions	253	2,830	—
Increases related to current year tax positions	499	499	—
Balance at December 31	$4,081	$3,329	$—
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. No interest or penalties related to these positions were accrued as of December 31, 2017.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal and state income tax returns for tax years 2014 and beyond remain subject to examination by the Internal Revenue Service.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Special Items
Special items in the statements of consolidated operations consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating
Loss on sale of aircraft (2)	$4,771	$—	$—
Collective bargaining agreement (3)(5)	18,679	38,781	—
Impairment charge in connection with its owned Boeing 767-300 fleet and related assets (4)	—	49,361	—
Termination of Boeing 767-300 engine maintenance contract (6)	—	21,000	—
Total Operating special items	$23,450	$109,142	$—
Nonoperating
Partial settlement and curtailment loss (1)	$10,384	$—	$—
Loss on plan termination (1)	35,201	—	—
Total Other nonoperating special items	$45,585	$—	$—
2017
(1) In August 2017, the Company terminated the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan) and settled a portion of its pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities the Company recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $10.4 million related to the other post-retirement (OPEB) medical plan partial settlement.

(2) In April 2017, the Company executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and continues through November 2018, December 2018, and January 2019, respectively. During the twelve months ended December 31, 2017, the Company recorded a loss on sale of aircraft of $4.8 million.

(3) In February 2017, the Company reached a tentative agreement with ALPA, covering the Company's pilots. In March 2017, the Company received notice from ALPA that the agreement was ratified by ALPA's members.  The agreement became effective April 1, 2017 and has a term of 63 months.  The agreement includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the twelve months ended December 31, 2017, the Company expensed $18.7 million principally related to a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which is not recoverable once paid.
2016
(4) The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by the Company's decision to acquire one Airbus A330-200 (delivered in 2017), lease two additional Airbus A321neo's (to be delivered in 2018 and in addition to the Company's existing aircraft orders), and the Company's ability to early terminate our long-term power-by-the-hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows the Company to streamline the fleet, simplify operations, and potentially reduce costs in the future. In order to assess whether there was an impairment of the Boeing 767-300 asset group, the Company compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. The Company estimated the fair value of the owned Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers, which resulted in a $49.4 million impairment charge ($0.92 per diluted share). The Company's determination of fair value considered attributes specific to the owned Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.). The Company expects to remove three leased Boeing 767-300 aircraft from service in 2018. At that time, these aircraft will have remaining lease payments of approximately $54.3 million. At the time each aircraft is removed from service the Company will accrue for any remaining lease payments not mitigated through an arrangement with the lessor.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

(5) In 2016, the Company accrued $34.0 million associated with the tentative agreement with ALPA related to past service (prior to January 1, 2017) and also elected to pay a $4.8 million profit sharing bonus payment to other labor groups related to prior period service.

(6) In connection with the decision to exit the Boeing 767-300 fleet, the Company negotiated a termination of its Boeing 767-300 maintenance agreement and recorded a $21.0 million charge related to the amount paid to terminate the contract.

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
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan). At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In August 2017, the Company completed the termination of the plan by transferring the assets and liabilities to a third-party insurance company. In 2017, the Company contributed a total of $18.5 million in cash to fully fund the plan and recognized a one-time financial loss of $35.2 million as an Other nonoperating special item on the Company's Consolidated Statement of Operations. The Company no longer has any expected contributions to the Merged Plan due to the final settlement.
In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). In connection with the ratification of the agreement, the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots, and replace the benefit with a heath retirement account (HRA) managed by ALPA, which represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, the Company made a one-time cash payment of $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation (for active pilots as of April 1, 2017). The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. In connection with the settlement of the liability, the discount rate was updated to 3.86%. The Company recognized a one-time settlement loss of $10.4 million. The obligation recorded for the unsettled portion of this plan was $73.4 million as of the partial settlement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2017		2016
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$(462,762)	$(224,316)	$(445,619)	$(211,716)
Service cost	(480)	(12,403)	(681)	(13,618)
Interest cost	(18,042)	(8,022)	(19,969)	(10,227)
Actuarial gains (losses)	(42,775)	17,484	(21,432)	7,966
Benefits paid	23,999	4,587	24,007	4,217
Less: federal subsidy on benefits paid	N/A	(57)	N/A	(58)
Plan amendments	—	381	932	(880)
Settlements	73,994	101,929	—	—
Benefit obligation at end of year (a)	$(426,066)	$(120,417)	$(462,762)	$(224,316)
Change in plan assets
Fair value of assets, beginning of year	$302,982	$24,751	$259,626	$21,893
Actual return on plan assets	42,652	2,629	12,618	889
Employer contribution	48,745	3,285	54,745	6,186
Benefits paid	(23,999)	(4,587)	(24,007)	(4,217)
Settlements	(73,994)	—	—	—
Fair value of assets at end of year	$296,386	$26,078	$302,982	$24,751
Unfunded status at December 31	$(129,680)	$(94,339)	$(159,780)	$(199,565)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(214)	$(3,017)	$(25)	$(3,352)
Noncurrent benefit liability	(129,466)	(91,322)	(159,755)	(196,213)
	$(129,680)	$(94,339)	$(159,780)	$(199,565)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$112,417	$(13,521)	$140,205	$15,593
Prior service cost (credit)	—	1,962	(980)	2,626
	$112,417	$(11,559)	$139,225	$18,219
_______________________________________________________________________________

(a)	The accumulated pension benefit obligation as of December 31, 2017 and 2016 was $424.2 million and $459.5 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost:

	2017		2016		2015
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$480	$12,403	$681	$13,618	$1,016	$15,335
Other cost:
Interest cost	18,042	8,022	19,969	10,227	19,788	9,930
Expected return on plan assets	(17,291)	(1,106)	(16,746)	(1,137)	(17,753)	(1,072)
Recognized net actuarial loss (gain)	9,033	(241)	7,526	204	8,889	2,518
Prior service cost (credit)	(28)	282	(2)	229	(2)	229
Total other components of the net periodic benefit cost	$9,756	$6,957	$10,747	$9,523	$10,922	$11,605
Settlement and curtailment loss	35,201	10,384	—	—	—	—
Net periodic benefit cost	$45,437	$29,744	$11,428	$23,141	$11,938	$26,940
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$17,414	$(18,972)	$25,559	$(7,677)	$(14,762)	$(24,085)
Current year prior service cost	—	(381)	(932)	—	—	—
Amortization of actuarial gain (loss)	(9,033)	241	(7,526)	(204)	(8,889)	(2,518)
Amortization of prior service credit (cost)	28	(282)	2	(229)	2	(229)
Settlement and curtailment loss	(35,201)	(10,384)	—	—	—	—
Total recognized in other comprehensive loss	$(26,792)	$(29,778)	$17,103	$(8,110)	$(23,649)	$(26,832)
Total recognized in net periodic benefit cost and other comprehensive loss	$18,645	$(34)	$28,531	$15,031	$(11,711)	$108
The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2017		2016		2017	2016	2017		2016
Discount rate to determine net periodic benefit expense	4.19%		4.56%		4.29%	4.72%	4.24%		4.61%
Discount rate to determine projected benefit obligation	3.70%		4.19%		3.71%	4.29%	3.72%		4.24%
Expected return on plan assets	6.34%	**	6.69%		N/A	N/A	4.60%	**	5.37%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		7.75%	8.25%	N/A		N/A
Ultimate trend rate	N/A		N/A		7.25%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		6	7	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		7.25%	7.75%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		5	6	N/A		N/A
_______________________________________________________________________________
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 7.3% for 2017 (4.0% to 35.2% for 2016 ).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

** Expected return on plan assets used to determine the net periodic benefit expense for 2018 is 7.33% for Pension and 4.90% for Disability.

A change in the assumed health care cost trend rates would have the following effects:

	100 Basis Point Increase	100 Basis Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2017	$8,545	$(7,304)
Effect on total service and interest cost for the year ended December 31, 2017	952	(788)
Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2018 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$3,223	$(729)
Amortization of prior service cost (credit)	—	225
To be recognized in net periodic benefit cost from accumulated other comprehensive loss	$3,223	$(504)
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2017 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2017	Target
Equity securities	59%	60%
Fixed income securities	36%	35%
Real estate investment trusts	5%	5%
	100%	100%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2017	2016
	(in thousands)
Pension Plan Assets:
Equity index funds	$177,252	$147,440
Fixed income funds	100,504	140,454
Real estate investment fund	14,587	12,304
Insurance company pooled separate account	4,044	2,293
Total	$296,387	$302,491
Postretirement Assets:
Common collective trust fund	$25,973	$21,544
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
Based on current legislation and current assumptions, the contribution that the Company expects to have a minimum contribution requirement of nil for 2018. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2018	$21,889	$4,803	$(48)
2019	23,216	5,441	(54)
2020	24,216	6,032	(59)
2021	24,895	6,751	(62)
2022	25,392	7,258	(64)
2023 - 2027	130,599	43,478	(349)
	$250,207	$73,763	$(636)
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground, and salaried personnel. Contributions to the Company's defined contribution plans were $39.1 million, $31.6 million and $29.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
13. Capital Stock and Share-based Compensation
Common Stock and Dividend Declaration

The Company has one class of common stock issued and outstanding. Each share of common stock is entitled to one vote per share.

In October 2017, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on November 30, 2017, to stockholders of record as of November 17, 2017. The total cash payment for dividends during the year ended December 31, 2017 was $6.3 million and no dividends were paid by the Company during the years ended December 31, 2016 or 2015. In February 2018, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2018, to stockholders of record as of February 14, 2018.

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

Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $7.3 million, $8.4 million and $6.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, $6.9 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.4 million for stock options and other stock awards granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.1 years.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Performance-Based Stock Awards

During 2017, the Company granted performance-based stock awards covering 355,897 shares of common stock (the Target Award) with a maximum payout of 414,240 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a period of one or three years. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.
The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2015	1,003,629	$7.19
Granted	183,827	19.01
Vested	(419,097)	6.41
Forfeited	(89,617)	9.76
Non-vested at December 31, 2015	678,742	$10.53
Granted	117,849	33.94
Vested	(349,403)	7.32
Forfeited	(24,891)	13.45
Non-vested at December 31, 2016	422,297	$14.00
Granted	355,897	43.51
Vested	(358,619)	12.71
Forfeited	(37,619)	27.60
Non-vested at December 31, 2017	381,956	$28.03

In 2017 there were 144,780 additional shares from a prior year grant that the performance metric was achieved and vested, thus included in the 2017 amounts. The fair value of performance-based stock awards vested in the years ended December 31, 2017, 2016 and 2015 was $17.9 million, $11.3 million and $10.5 million, respectively. Fair value of the awards are based on the stock price on date of vest.

Service-Based Stock Awards

During 2017, the Company awarded 22,898 service-based stock awards to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over a one year period and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about outstanding service-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2015	437,961	$9.66
Granted	149,138	21.24
Vested	(224,268)	9.01
Forfeited	(92,110)	14.25
Non-vested at December 31, 2015	270,721	$15.02
Granted	110,276	37.08
Vested	(169,218)	16.32
Forfeited	(16,330)	20.46
Non-vested at December 31, 2016	195,449	$24.29
Granted	22,898	49.95
Vested	(110,575)	23.80
Forfeited	(16,394)	26.71
Non-vested at December 31, 2017	91,378	$28.12

The fair value of service-based stock awards vested in 2017, 2016, and 2015 was $5.6 million, $6.1 million and $4.6 million, respectively. Fair value of the awards are based on the stock price on date of vest.

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

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2018	$455,923	$73,041	$528,964
2019	503,496	59,444	562,940
2020	242,495	55,230	297,725
2021	170,480	51,097	221,577
2022	10,113	51,225	61,338
Thereafter	121,582	216,161	337,743
	$1,504,089	$506,198	$2,010,287
As of December 31, 2017, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	14	9	Between 2018 and 2020
A330-800neo aircraft	6	6	Between 2019 and 2021
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019
Rolls-Royce spare engines:
A330-800neo spare engines	2	—	Between 2019 and 2020
In order to complete the purchase of these aircraft and fund related costs, we may need to secure acceptable financing. The Company has backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. Financing may be necessary to satisfy our capital commitments for firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to us on acceptable terms when necessary or at all.
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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $1.0 million and $5.0 million at December 31, 2017 and 2016, respectively.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.
Labor Negotiations
As of December 31, 2017, approximately 83% of employees were represented by unions. Additionally, the collective bargaining agreement for the Association of Flight Attendants (AFA), which represents 29% of employees became amendable on January 1, 2017, the Company is currently in negotiations with the AFA. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The Company's operating revenues by geographic region (as defined by the Department of Transportation, DOT) are summarized below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$1,988,686	$1,906,840	$1,775,355
Pacific	706,942	543,740	542,112
Total operating revenue	$2,695,628	$2,450,580	$2,317,467
Hawaiian attributes operating revenue by geographic region based upon the origin and destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.
16. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2017		2016		2015
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$23,134		$29,751		$45,519
Cash payments (refunds) for income taxes	65,812		92,934		4,664
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital or financing lease	72,996	*	6,092		2,791
Maintenance hangar project (see Note 9 for further discussion)	—		72,996	*	—

* Amount was reclassified from an other liability as of December 31, 2016 to a financing (lease) liability at the date of in-service, and reflected as such as of December 31, 2017.

17. Condensed Consolidating Financial Information
The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 17 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 8, the Company (which is also referred to in this Note 17 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes to be issued by Hawaiian to purchase new aircraft.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,687,918	$8,102	$(392)	$2,695,628
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	440,383	—	—	440,383
Wages and benefits	—	632,997	—	—	632,997
Aircraft rent	—	137,289	475	—	137,764
Maintenance materials and repairs	—	215,473	4,080	—	219,553
Aircraft and passenger servicing	—	140,566	—	—	140,566
Commissions and other selling	85	131,706	129	(137)	131,783
Depreciation and amortization	—	109,458	3,819	—	113,277
Other rentals and landing fees	—	116,763	—	—	116,763
Purchased services	478	109,436	933	(60)	110,787
Special items	—	23,450	—	—	23,450
Other	5,391	137,499	1,838	(195)	144,533
Total	5,954	2,195,020	11,274	(392)	2,211,856
Operating Income (Loss)	(5,954)	492,898	(3,172)	—	483,772
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	367,715	—	—	(367,715)	—
Other nonoperating special items	—	(45,585)	—	—	(45,585)
Interest expense and amortization of debt discounts and issuance costs	—	(30,901)	—	—	(30,901)
Interest income	301	5,831	—	—	6,132
Capitalized interest	—	8,437	—	—	8,437
Other components of net periodic benefit cost	—	(16,713)	—	—	(16,713)
Gains on fuel derivatives	—	3,312	—	—	3,312
Other, net	—	2,101	—	—	2,101
Total	368,016	(73,518)	—	(367,715)	(73,217)
Income (Loss) Before Income Taxes	362,062	419,380	(3,172)	(367,715)	410,555
Income tax expense (benefit)	(1,979)	49,602	(1,109)	—	46,514
Net Income (Loss)	$364,041	$369,778	$(2,063)	$(367,715)	$364,041
Comprehensive Income (Loss)	$392,270	$398,007	$(2,063)	$(395,944)	$392,270

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,444,646	$6,297	$(363)	$2,450,580
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	344,322	—	—	344,322
Wages and benefits	—	535,264	—	—	535,264
Aircraft rent	—	124,521	44	—	124,565
Maintenance materials and repairs	—	225,633	3,337	—	228,970
Aircraft and passenger servicing	—	126,876	—	—	126,876
Commissions and other selling	72	125,661	124	(126)	125,731
Depreciation and amortization	—	104,689	3,439	—	108,128
Other rentals and landing fees	—	108,087	—	—	108,087
Purchased services	149	95,525	660	(60)	96,274
Special items	—	109,142	—	—	109,142
Other	5,300	121,104	1,262	(177)	127,489
Total	5,521	2,020,824	8,866	(363)	2,034,848
Operating Income (Loss)	(5,521)	423,822	(2,569)	—	415,732
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	238,772	—	—	(238,772)	—
Interest expense and amortization of debt discounts and issuance costs	117	(36,729)	—	—	(36,612)
Interest income	265	3,742	—	—	4,007
Capitalized interest	—	2,651	—	—	2,651
Other components of net periodic benefit cost	—	(20,270)	—	—	(20,270)
Gains on fuel derivatives	—	20,106	—	—	20,106
Loss on extinguishment of debt	—	(10,473)	—	—	(10,473)
Other, net	—	4,323	—	—	4,323
Total	239,154	(36,650)	—	(238,772)	(36,268)
Income (Loss) Before Income Taxes	233,633	387,172	(2,569)	(238,772)	379,464
Income tax expense (benefit)	(1,799)	146,730	(899)	—	144,032
Net Income (Loss)	$235,432	$240,442	$(1,670)	$(238,772)	$235,432
Comprehensive Income (Loss)	$231,216	$236,226	$(1,670)	$(234,556)	$231,216

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,313,159	$4,645	$(337)	$2,317,467
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	417,728	—	—	417,728
Wages and benefits	—	476,979	—	—	476,979
Aircraft rent	—	115,653	—	—	115,653
Maintenance materials and repairs	—	223,135	1,513	—	224,648
Aircraft and passenger servicing	—	117,449	—	—	117,449
Commissions and other selling	5	119,749	103	(111)	119,746
Depreciation and amortization	—	102,586	2,995	—	105,581
Other rentals and landing fees	—	95,055	—	—	95,055
Purchased services	985	80,775	141	(63)	81,838
Other	4,927	108,594	802	(163)	114,160
Total	5,917	1,857,703	5,554	(337)	1,868,837
Operating Income (Loss)	(5,917)	455,456	(909)	—	448,630
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	192,278	—	—	(192,278)	—
Interest expense and amortization of debt discounts and issuance costs	(1,733)	(53,945)	—	—	(55,678)
Interest income	220	2,591	—	—	2,811
Capitalized interest	—	3,261	—	—	3,261
Other components of net periodic benefit cost	—	(22,527)	—	—	(22,527)
Losses on fuel derivatives	—	(59,931)	—	—	(59,931)
Loss on extinguishment of debt	(7,387)	(4,671)	—	—	(12,058)
Other, net	—	(8,821)	1	—	(8,820)
Total	183,378	(144,043)	1	(192,278)	(152,942)
Income (Loss) Before Income Taxes	177,461	311,413	(908)	(192,278)	295,688
Income tax expense (benefit)	(5,185)	118,546	(319)	—	113,042
Net Income (Loss)	$182,646	$192,867	$(589)	$(192,278)	$182,646
Comprehensive Income (Loss)	$206,181	$216,402	$(589)	$(215,813)	$206,181

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,405	$125,861	$7,687	$—	$190,953
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	269,297	—	—	269,297
Accounts receivable, net	25	139,008	1,455	(209)	140,279
Spare parts and supplies, net	—	35,361	—	—	35,361
Prepaid expenses and other	171	64,943	82	—	65,196
Total	57,601	635,470	9,224	(209)	702,086
Property and equipment at cost	—	2,326,249	74,562	—	2,400,811
Less accumulated depreciation and amortization	—	(546,831)	(11,717)	—	(558,548)
Property and equipment, net	—	1,779,418	62,845	—	1,842,263
Long-term prepayments and other	—	193,449	183	—	193,632
Deferred tax assets, net	31,845	—	—	(31,845)	—
Goodwill and other intangible assets, net	—	120,695	1,155	—	121,850
Intercompany receivable	—	392,791	—	(392,791)	—
Investment in consolidated subsidiaries	1,258,758	—	—	(1,258,758)	—
TOTAL ASSETS	$1,348,204	$3,121,823	$73,407	$(1,683,603)	$2,859,831
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$622	$138,818	$1,574	$(209)	$140,805
Air traffic liability	—	540,635	4,727	—	545,362
Other accrued liabilities	32	145,901	350	—	146,283
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,470	—	—	59,470
Total	654	884,824	6,651	(209)	891,920
Long-term debt and capital lease obligations	—	511,201	—	—	511,201
Intercompany payable	381,608	—	11,183	(392,791)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	220,788	—	—	220,788
Other liabilities and deferred credits	—	94,531	1,105	—	95,636
Deferred tax liabilities, net	—	206,189	—	(31,845)	174,344
Total	—	521,508	1,105	(31,845)	490,768
Shareholders' equity	965,942	1,204,290	54,468	(1,258,758)	965,942
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,348,204	$3,121,823	$73,407	$(1,683,603)	$2,859,831

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,803)	$334,433	$1,505	$—	$331,135
Cash Flows From Investing Activities:
Net payments to affiliates	(2,500)	(103,254)	—	105,754	—
Additions to property and equipment, including pre-delivery deposits	—	(336,820)	(4,695)	—	(341,515)
Proceeds from disposition of property and equipment	—	33,941	—	—	33,941
Purchases of investments	—	(231,393)	—	—	(231,393)
Sales of investments	—	244,261	—	—	244,261
Net cash used in investing activities	(2,500)	(393,265)	(4,695)	105,754	(294,706)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(61,486)	—	—	(61,486)
Dividend payments	(6,261)	—	—	—	(6,261)
Repurchases of common stock	(100,000)	—	—	—	(100,000)
Debt issuance costs	—	(188)	—	—	(188)
Net payments from affiliates	103,254	—	2,500	(105,754)	—
Other	86	(7,618)	—		(7,532)
Net cash provided by (used in) financing activities	(2,921)	(69,292)	2,500	(105,754)	(175,467)
Net decrease in cash and cash equivalents	(10,224)	(128,124)	(690)	—	(139,038)
Cash, cash equivalents, and restricted cash—Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, and restricted cash—End of Period	$57,405	$126,861	$7,687	$—	$191,953

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,954)	$440,203	$1,795	$—	$437,044
Cash Flows From Investing Activities:
Net payments to affiliates	—	(28,927)	—	28,927	—
Additions to property and equipment, including pre-delivery deposits	—	(165,710)	(13,128)	—	(178,838)
Proceeds from purchase assignment and leaseback transactions	—	31,851	—	—	31,851
Proceeds from disposition of property and equipment	—	15	1	—	16
Purchases of investments	—	(260,987)	—	—	(260,987)
Sales of investments	—	253,855	—	—	253,855
Net cash provided by (used in) investing activities	—	(169,903)	(13,127)	28,927	(154,103)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(214,025)	—	—	(214,025)
Repurchases and conversion of convertible notes	(1,426)	—	—	—	(1,426)
Repurchases of common stock	(13,763)	—	—	—	(13,763)
Debt issuance costs	—	(1,653)	—	—	(1,653)
Net payments from affiliates	17,894	—	11,033	(28,927)	—
Other	458	(8,043)	—		(7,585)
Net cash provided by (used in) financing activities	3,163	(223,721)	11,033	(28,927)	(238,452)
Net increase (decrease) in cash and cash equivalents	(1,791)	46,579	(299)	—	44,489
Cash, cash equivalents, and restricted cash—Beginning of Period	69,420	208,406	8,676	—	286,502
Cash, cash equivalents, and restricted cash—End of Period	$67,629	$254,985	$8,377	$—	$330,991

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,084)	$477,310	$2,802	$—	$476,028
Cash Flows From Investing Activities:
Net payments to affiliates	(25,000)	(220,538)	—	245,538	—
Additions to property and equipment, including pre-delivery deposits	—	(95,252)	(23,576)	—	(118,828)
Proceeds from purchase assignment and leaseback transactions	—	101,738	—	—	101,738
Net proceeds from disposition of equipment	—	3,598	71	—	3,669
Purchases of investments	—	(257,448)	—	—	(257,448)
Sales of investments	—	236,062	—	—	236,062
Other	—	—	(500)	—	(500)
Net cash used in investing activities	(25,000)	(231,840)	(24,005)	245,538	(35,307)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(216,157)	—	—	(216,157)
Repurchases and conversion of convertible notes	(184,645)	—	—	—	(184,645)
Repurchases of common stock	(40,138)	—	—	—	(40,138)
Proceeds from settlement of convertible note call options	304,752	—	—	—	304,752
Payment for settlement of convertible note warrants	(282,631)	—	—	—	(282,631)
Debt issuance costs	—	(572)	—	—	(572)
Net payments to parent company	220,538	—	25,000	(245,538)	—
Other	1,096	(6,577)	—	—	(5,481)
Net cash provided by (used in) financing activities	18,972	(223,306)	25,000	(245,538)	(424,872)
Net increase (decrease) in cash and cash equivalents	(10,112)	22,164	3,797	—	15,849
Cash, cash equivalents, and restricted cash—Beginning of Period	79,532	186,242	4,879	—	270,653
Cash, cash equivalents, and restricted cash—End of Period	$69,420	$208,406	$8,676	$—	$286,502
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Supplemental Financial Information (unaudited)
Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2017:
Operating revenue	$614,185	$675,335	$719,559	$686,549
Operating income	67,294	142,549	173,751	100,178
Nonoperating income (loss)	(15,812)	(13,191)	(54,113)	9,899	*
Net income	36,912	80,433	74,566	172,130	**
Net Income Per Common Stock Share:
Basic	$0.69	$1.50	$1.40	$3.31
Diluted	0.68	1.49	1.39	3.29
2016:
Operating revenue	$551,180	$594,590	$671,837	$632,973
Operating income	96,950	123,952	178,908	15,922
Nonoperating income (loss)	(13,846)	4,688	(14,749)	(12,361)
Net income	51,466	79,570	102,454	1,942
Net Income Per Common Stock Share:
Basic	$0.96	$1.48	$1.92	$0.04
Diluted	0.95	1.48	1.91	0.04
* During the fourth quarter of 2017, the Company recorded a $4.6 million reduction in its OPEB settlement related to the third quarter of 2017 revising the settlement from $15.0 million to $10.4 million.
** Amount reflects the 2017 Tax Cut and Jobs Act adjustment, see Note 10 for further discussion.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2017, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2017, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(collectively referred to as the “financial statements”) of the Company and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Honolulu, Hawai'i
February 13, 2018

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2017, 2016 and 2015.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2017, 2016 and 2015.
iv.    Consolidated Balance Sheets, December 31, 2017 and 2016.
v.    Consolidated Statements of Shareholders' Equity Years ended December 31, 2017, 2016 and 2015.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016 and 2015.
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

10.8	Hawaiian Holdings, Inc. 2006 Management Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on June 6, 2006).*+
10.9	Hawaiian Holdings, Inc. 2016 Management Incentive Plan (filed as Exhibit 10.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.10	Hawaiian Holdings, Inc. Outside Director Compensation Policy (filed as Exhibit 10.10 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
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
10.17
Amended and Restated Mark B. Dunkerley Employment Agreement, dated as of December 24, 2016, by and between Mark B. Dunkerley and each of Hawaiian Holdings, Inc. and its wholly-owned subsidiary Hawaiian Airlines, Inc. (filed as Exhibit 10.17 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+

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

10.20	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers (filed as Exhibit 10.20 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.21	Form of Change in Control and Severance Agreement for executive officers (filed as Exhibit 10.21 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.22
Airbus A330/A350XWB Purchase Agreement, dated as of January 31, 2008, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.52 to the Form 10-K filed by Hawaiian Holdings, Inc. on March 3, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.1
Amendment No. 1 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on August 6, 2008 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.2
Amendment No. 2 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010).*

10.22.3
Amendment No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.3 to the Form 10-Q filed by Hawaiian Holdings, Inc. on April 27, 2010 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.4
Amendment No. 4 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.3 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.5
Amendment No. 5 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.4 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.6
Amendment No. 6 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.7
Amendment No. 7 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 26, 2012 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.8
Amendment No. 8 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.36.8 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.9
Amendment No. 9 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.36.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.22.10
Amended and Restated Letter Agreement No. 3 to the Airbus A330/A350XWB Purchase Agreement dated as of January 31, 2008 between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.44.5 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 11, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.23
Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, National Association, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.24
Facility Agreement [Hawaiian 717-200 [55001]], dated as of June 27, 2011 by and between Hawaiian Airlines, Inc. and Boeing Capital Loan Corporation (filed as Exhibit 10.3 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines,  Inc. also entered into Facility Agreement [Hawaiian 717-200 [55002]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55118]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55121]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55122]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55123]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55124]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55125]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55126]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55128]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55129]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55130]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55131]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55132]], dated as of June 27, 2011; and Facility Agreement [Hawaiian 717-200 [55151]], dated as of June 27, 2011, which facility agreements are substantially identical to Facility Agreement 55001, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed.*‡

10.25
Lease Agreement 491HA, dated as of June 28, 2011, by and between Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of a trust beneficially owned by BCC Equipment Leasing Corporation, and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Lease Agreement 492HA, dated as of June 28, 2011; and Lease Agreement 493HA, dated as of June 28, 2011, which lease agreements are substantially identical to Lease Agreement 491HA, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡

10.26
Contract Services Agreement, dated as of June 29, 2011, by and between Hawaiian Airlines, Inc. and Airline Contract Maintenance and Equipment, Inc. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.27
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.27.1
Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015).*

10.27.2
Amendment #2 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.2 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.28
Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.29
Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.30
Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.31
Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.32
Trust Supplement No. 2013-1B-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.33
Revolving Credit Agreement (2013-1A), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.6 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.34
Revolving Credit Agreement (2013-1B), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.7 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.35
Intercreditor Agreement, dated as of May 29, 2013, among Wilmington Trust, National Association, as trustee, Natixis S.A., acting via its New York Branch, as liquidity provider, and Wilmington Trust, National Association, as subordination agent and trustee (filed as Exhibit 4.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.36
Deposit Agreement (Class A), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.9 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.37
Deposit Agreement (Class B), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.10 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.38
Escrow and Paying Agent Agreement (Class A), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as Exhibit 4.11 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.39
Escrow and Paying Agent Agreement (Class B), dated as of May 29, 2013, among Wells Fargo Bank Northwest, National Association, as escrow agent, Citigroup Global Markets Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. LLC, for themselves and on behalf of the several Underwriters of the Certificates, Wilmington Trust, National Association, as trustee, and Wilmington Trust, National Association, as paying agent (filed as Exhibit 4.12 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.40
Note Purchase Agreement, dated as of May 29, 2013, among Hawaiian Airlines, Inc., Wilmington Trust, National Association, as trustee, Wilmington Trust, National Association, as subordination agent, Wells Fargo Bank Northwest, National Association, as escrow agent, and Wilmington Trust, National Association, as paying agent (filed as the Exhibit 4.13 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.41
Form of Participation Agreement (Participation Agreement between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee, subordination agent and trustee) (Exhibit B to Note Purchase Agreement) (filed as Exhibit 4.14 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.42
Form of Indenture (Trust Indenture and Mortgage between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as mortgagee and securities intermediary) (Exhibit C to Note Purchase Agreement) (filed Exhibit 4.15 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.43	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.44	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.45
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2017, 2016, 2015, 2014, and 2013.
21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2017	$34	1,810		—	(1,832)	(a)	$12
2016	$166	2,896		—	(3,028)	(a)	$34
2015	$135	484		—	(453)	(a)	$166
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2017	$17,358	6,276	(b)	—	(2,188)	(c)	$21,446
2016	$16,454	3,301	(b)	—	(2,397)	(c)	$17,358
2015	$14,499	2,895	(b)	—	(940)	(c)	$16,454
Valuation Allowance on Deferred Tax Assets
2017	$1,992	555		—	—		$2,547
2016	$3,912	—		—	(1,920)	(d)	$1,992
2015	$3,396	516		—	—		$3,912

_______________________________________________________________________________

(a)	Doubtful accounts written off, net of recoveries.

(b)	Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)	Spare parts and supplies written off against the allowance for obsolescence.

(d)	Re-classified to uncertain tax position.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 13, 2018	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2018.

Signature	Title

/s/ MARK B. DUNKERLEY	President and Chief Executive Officer, and Director (Principal Executive Officer)
Mark B. Dunkerley
/s/ SHANNON L. OKINAKA	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ DONALD J. CARTY	Director
Donald J. Carty
/s/ ABHINAV DHAR	Director
Abhinav Dhar
/s/ EARL E. FRY	Director
Earl E. Fry
/s/ JOSEPH GUERRIERI, JR.	Director
Joseph Guerrieri, Jr.
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern