Form 10-Q
period 2018-03-31
HAWAIIAN HOLDINGS INC
filed 2018-04-25
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2018, 50,771,610 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017 (a)
	(unaudited)
Operating Revenue:
Passenger	$611,600	$563,752
Other	53,812	42,457
Total	665,412	606,209
Operating Expenses:
Wages and benefits	168,709	151,053
Aircraft fuel, including taxes and delivery	133,446	103,538
Maintenance, materials and repairs	58,141	59,404
Aircraft and passenger servicing	36,518	34,290
Aircraft rent	31,900	33,135
Commissions and other selling	31,925	29,642
Other rentals and landing fees	30,815	28,336
Depreciation and amortization	32,245	27,468
Purchased services	31,121	26,637
Contract terminations expense	35,322	—
Special items	—	18,679
Other	39,005	31,997
Total	629,147	544,179
Operating Income	36,265	62,030
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(8,555)	(8,003)
Gains (losses) on fuel derivatives	4,617	(8,798)
Interest income	1,474	1,152
Capitalized interest	2,238	1,760
Other, net	1,056	(1,924)
Total	830	(15,813)
Income Before Income Taxes	37,095	46,217
Income tax expense	8,553	12,572
Net Income	$28,542	$33,645
Net Income Per Common Stock Share:
Basic	$0.56	$0.63
Diluted	$0.56	$0.62
Weighted Average Number of Common Stock Shares Outstanding:
Basic	51,055	53,562
Diluted	51,199	53,980
Cash Dividends Declared Per Common Stock Share	$0.12	$—
(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to the financial statements contained in Part I, Item 1 of this report for additional information.
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2018	2017 (a)
	(unaudited)
Net Income	$28,542	$33,645
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $166 and $896 for 2018 and 2017, respectively	513	1,468
Net change in derivative instruments, net of tax benefit of $2,345 and $4,325 for 2018 and 2017, respectively	(7,244)	(7,097)
Net change in available-for-sale investments, net of tax benefit of $149 and net of tax expense of $52 for 2018 and 2017, respectively	(460)	86
Total other comprehensive loss	(7,191)	(5,543)
Total Comprehensive Income	$21,351	$28,102

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2018	December 31, 2017 (a)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$279,185	$190,953
Restricted cash	1,000	1,000
Short-term investments	244,948	269,297
Accounts receivable, net	106,724	140,279
Spare parts and supplies, net	30,815	35,361
Prepaid expenses and other	83,404	79,186
Total	746,076	716,076
Property and equipment, less accumulated depreciation and amortization of $585,766 and $558,548 as of March 31, 2018 and December 31, 2017, respectively	1,918,035	1,842,263
Other Assets:
Long-term prepayments and other	188,742	193,632
Intangible assets, less accumulated amortization of $21,820 and $21,561 as of March 31, 2018 and December 31, 2017, respectively	14,928	15,187
Goodwill	106,663	106,663
Total Assets	$2,974,444	$2,873,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,716	$140,805
Air traffic liability	698,949	589,093
Other accrued liabilities	126,700	147,593
Current maturities of long-term debt and capital lease obligations	59,002	59,470
Total	1,022,367	936,961
Long-Term Debt and Capital Lease Obligations	498,748	511,201
Other Liabilities and Deferred Credits:
Accumulated pension and other post-retirement benefit obligations	217,812	220,788
Other liabilities and deferred credits	265,422	225,605
Deferred tax liability, net	131,881	134,141
Total	615,115	580,534
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 50,771,515 and 51,173,453 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	508	512
Capital in excess of par value	124,868	126,743
Accumulated income	795,293	793,134
Accumulated other comprehensive loss, net	(82,455)	(75,264)
Total	838,214	845,125
Total Liabilities and Shareholders’ Equity	$2,974,444	$2,873,821

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to the financial statements contained in Part I, Item 1 of this report for additional information.
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Net cash provided by Operating Activities	$225,545	$208,949
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(110,897)	(53,130)
Purchases of investments	(30,386)	(68,155)
Sales of investments	53,984	78,301
Net cash used in investing activities	(87,299)	(42,984)
Cash flows from Financing Activities:
Repayments of long-term debt and capital lease obligations	(20,395)	(21,872)
Dividend payments	(6,145)	—
Repurchases of common stock	(20,245)	—
Other	(3,229)	(7,295)
Net cash used in financing activities	(50,014)	(29,167)
Net increase in cash and cash equivalents	88,232	136,798
Cash, cash equivalents, and restricted cash - Beginning of Period	191,953	330,991
Cash, cash equivalents, and restricted cash - End of Period	$280,185	$467,789

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company or Holdings) is a holding company incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian Airlines, Inc. (Hawaiian). The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and created Topic 606 (ASC 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

The Company elected to adopt the full retrospective transition method as of January 1, 2018, resulting in the restatement of the prior periods as of the date of adoption. The overall decrease in equity as of January 1, 2016 was $76.0 million net of tax, with an offsetting change primarily in Other liabilities and deferred credits. Refer to Note 5 for additional revenue recognition discussion.

The most significant impact of the standard relates to the accounting for the Company's frequent flyer travel award program. This change, as well as other less significant changes, are described below:

•
Frequent flyer - The standard requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles, effectively eliminating the incremental cost accounting previously applied. ASC 606 resulted in a significant increase to the deferred revenue liability on the Company's balance sheet, as the estimated selling price of the miles significantly exceeds the value previously recorded for incremental cost. The allocated value of miles earned through flights and sold to partners is recognized at the time the free travel or other award is redeemed by the passenger. Previously, the transportation element associated with sold miles was deferred and recognized as passenger revenue over the period when the transportation was expected to be provided (23 months).

•
Passenger revenue - The standard requires the Company to make certain adjustments to its passenger revenue, most notably related to unused tickets, which represents unexercised passenger rights. The Company uses historical information to estimate the proportion of ticket revenue that will expire unused to be recognized at the scheduled flight date. Prior to the adoption of ASC 606, the Company recorded this revenue as the tickets expired unused. As of the adoption date the adjustment due to passenger ticket expiration had the effect of reducing the air traffic liability but did not have a significant effect on revenue recognized. Ticket change fees were previously recognized at the time the fees were assessed; however, under ASC 606, the Company now defers the recognition of ticket change fees as a component of air traffic liability until the related transportation is provided. Further, the Company reclassified revenue items such as checked baggage, charter, ticket change and cancellation fees, in flight revenue, and other incidental sales to passenger revenue (from other operating revenue), as these items do not represent distinct performance obligations separate from the transportation provided to the passenger.

•
Selling Costs - Under ASC 606, the Company will capitalize selling costs associated with credit card fees, booking fees, and commissions, and recognize the associated expense at the ticketed flight date. Prior to ASC 606, the Company recognized the costs associated with credit card and booking fees as they were incurred.

Restated financial statement information, which reflects the adoption of the ASC 606 is below:

	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$537,590	$26,162	$563,752
Other	76,595	(34,138)	42,457
Total	$614,185	$(7,976)	$606,209
Operating Expenses	546,891	(2,712)	544,179
Operating Income	67,294	(5,264)	62,030
Nonoperating Income (Expense)	(15,813)	—	(15,813)
Income tax expense	14,570	(1,998)	12,572
Net Income	$36,911	$(3,266)	$33,645
Net Income Per Common Stock Share:
Basic	$0.69	$(0.06)	$0.63
Diluted	$0.68	$(0.06)	$0.62

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows:

	December 31, 2017
	Balance Sheet
	As Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Prepaid expenses and other	$65,196	$13,990	$79,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Air traffic liability	545,362	43,731	589,093
Other accrued liabilities	146,283	1,310	147,593
Noncurrent Liabilities:
Other liabilities and deferred credits	95,636	129,969	225,605
Deferred tax liability	174,344	(40,203)	134,141
Shareholders' Equity:
Accumulated income	913,951	(120,817)	793,134

There was no impact to the Company's net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows reclassification from accumulated other comprehensive income to retained earnings of stranded taxes resulting from the Tax Cuts and Jobs Act. In addition, under ASU 2018-02, certain disclosures regarding stranded tax effects are required. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the impact of ASU 2018-02 and the potential effects on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASU 2017-02), which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the components and options within ASU 2017-12.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this ASU will have a significant impact on its consolidated balance sheet but does not expect that the ASU will have a material impact on the Company's results of operations or cash flows. The effect of adopting the new standard will be to record right-of-use assets and operating lease obligations for current operating leases on the Company's balance sheet. See Note 10 below which discusses our lease obligations as of March 31, 2018.

In November 2017, the FASB directed the staff to draft a proposed ASU that would provide transition relief allowing entities to continue to apply the guidance in ASC 840, Leases including its disclosure requirements, in the comparative periods presented in the year that a company adopts ASU 2016-02 (ASC 842). Entities that elect this option will record the cumulative effect of adoption on the effective date rather than at the beginning of the earliest comparative period presented. The Company is awaiting the finalized pronouncement.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2018	2017
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$1,221	$(1,212)	Passenger revenue
Total before tax	1,221	(1,212)
Tax expense (benefit)	(299)	459
Total, net of tax	$922	$(753)
Amortization of defined benefit plan items
Actuarial loss	$624	$2,228	Nonoperating Income (Expense), Other, net
Prior service cost	56	60	Nonoperating Income (Expense), Other, net
Total before tax	680	2,288
Tax benefit	(167)	(867)
Total, net of tax	$513	$1,421
Short-term investments
Realized losses (gain) on sales of investments, net	$5	$(8)	Nonoperating Income (Expense), Other, net
Total before tax	5	(8)
Tax expense (benefit)	(1)	3
Total, net of tax	$4	$(5)
Total reclassifications for the period	$1,439	$663

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2018 and 2017 is as follows:

Three months ended March 31, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,249	$(75,953)	$(560)	$(75,264)
Other comprehensive loss before reclassifications, net of tax	(8,166)	—	(464)	(8,630)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	922	513	4	1,439
Net current-period other comprehensive income (loss)	(7,244)	513	(460)	(7,191)
Ending balance	$(5,995)	$(75,440)	$(1,020)	$(82,455)

Three months ended March 31, 2017	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	(6,344)	47	91	(6,206)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(753)	1,421	(5)	663
Net current-period other comprehensive income (loss)	(7,097)	1,468	86	(5,543)
Ending balance	$(26)	$(108,734)	$(276)	$(109,036)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2018 and 2017, anti-dilutive shares excluded from the calculation of diluted earnings per share were immaterial.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except for per share data)
Numerator:
Net Income	$28,542	$33,645
Denominator:
Weighted average common stock shares outstanding - Basic	51,055	53,562
Assumed exercise of stock options and awards	144	418
Weighted average common stock shares outstanding - Diluted	51,199	53,980
Net Income Per Share
Basic	$0.56	$0.63
Diluted	$0.56	$0.62

Stock Repurchase Program

In November 2017, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to further modification or termination at any time. The Company spent $20.3 million to repurchase and retire approximately 549 thousand shares of the Company's common stock in open market transactions during the three months ended March 31, 2018. As of March 31, 2018, the Company had $79.7 million remaining to spend under its stock repurchase program.

Dividends

During the three months ended March 31, 2018, the Company declared and paid cash dividends of $0.12 per share, or $6.1 million which was paid on February 28, 2018, to stockholders of record as of February 14, 2018.

5. Revenue Recognition
The majority of our revenue is derived from transporting passengers on our aircraft. The Company accounts for revenue in accordance with ASC 606, which was adopted on January 1, 2018, using the full retrospective method. See Note 2 for further discussion of the adoption, including the impact on our previously issued financial statements.
The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the Department of Transportation) are summarized below:

	Three months ended, March 31,
	2018	2017
Geographic Information	(in thousands)
Domestic	$492,202	$450,797
Pacific	173,210	155,412
Total operating revenue	$665,412	$606,209
Passenger & Other revenue - Generally, the Company’s contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company often charges additional fees for items such as baggage and in-flight entertainment. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights, is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three months ended, March 31,
	2018	2017
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$577,955	$534,054
Frequent flyer revenue, transportation component	33,645	29,698
Passenger Revenue	$611,600	$563,752

Other revenue (e.g. cargo and other miscellaneous)	$38,690	$32,141
Frequent flyer revenue, marketing and brand component	15,122	10,316
Other Revenue	$53,812	$42,457
For the three months ended March 31, 2018 and 2017, the Company's total revenue was $665.4 million and $606.2 million, respectively. As of March 31, 2018 and December 31, 2017, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $526.4 million and $422.6 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the three months ended March 31, 2018 and 2017, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $260.3 million and $229.6 million, respectively.

Passenger revenue associated with unused tickets, which represent unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g. scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current air traffic liability balances for that specific period.
Management has elected (via a practical expedient election) to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer, e.g., sales, use, value added, and certain excise taxes.
Frequent Flyer Revenue - Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. ASC 606 requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel or other award is used by the passenger, at which time it is included in passenger revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. On a quarterly basis, the Company calculates the equivalent ticket value (ETV) by analyzing the fares of similar tickets for the prior 12 months', considering cabin class and geographic region.
The Company also sells mileage credits to companies participating in our frequent flyer program. These contracts generally include multiple performance obligations, including the transportation that will ultimately be provided when the mileage credits are redeemed and marketing and brand related activities. The marketing and brand performance obligations are effectively provided each time a HawaiianMiles member uses the co-branded credit card and monthly access to customer lists and marketing is provided, which corresponds to the timing of when the Company issues or is obligated to issue the mileage credits to the HawaiianMiles member. Therefore, the Company recognizes revenue for the marketing and brand performance obligations when HawaiianMiles members use their co-brand credit card and the resulting mileage credits are issued to them, which best correlates with the Company’s performance toward satisfying the obligation.

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. The Company sells mileage credits to companies participating in the frequent flyer program, who in turn issues those miles to customers based on the volume of spend, making the majority of the transaction price variable. To determine the total estimated transaction price, the Company forecasts future credit card activity using historical information.

The relative selling price is determined using management’s standalone estimated selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, the Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. The Company estimates the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

Miles expire after 18 months of member account inactivity. The ETV includes a fulfillment discount (breakage) to reflect the value of the award ticket over the number of miles that, based on historical experience, will be needed to obtain the award. The Company reviews its breakage estimates annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). The Company’s estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile.

The Company's frequent flyer liability is recorded within two balance sheet accounts, Air traffic liability (short-term) and Other liabilities and deferred credits (long-term) based on estimated and expected redemption patterns using historical data and analysis. As of March 31, 2018 and December 31, 2017, the Company's contract liability balance was $366.0 million and $321.9 million, respectively.

Accounts Receivable - Accounts receivable primarily consist of amounts due from credit card companies, non-airline partners, and cargo transportation customers. The Company provides an allowance for uncollectible accounts equal to the estimated losses expected to be incurred based on historical chargebacks, write-offs, bankruptcies and other specific analyses. Bad debt expense was not material in any period presented.
Costs to obtain or fulfill a contract - In order for the Company to provide transportation to our customers we incur fulfillment costs which are generally: booking fees, credit card fees, and commission/selling costs. As of March 31, 2018 and December 31, 2017 the Company's asset balance associated with these costs were $20.3 million and $16.7 million, respectively. During the three months ended March 31, 2018 and 2017, expenses related to these costs totaled to $23.9 million and $22.5 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.

6. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated as current assets at fair value as these securities are available for use in current operations.  Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.  Unrealized gains and losses on available-for-sale debt securities are reflected as a component of accumulated other comprehensive income.

The following is a summary of short-term investments held as of March 31, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018	(in thousands)
Corporate debt	$141,097	$4	$(1,080)	$140,021
U.S. government and agency debt	53,462	1	(237)	53,226
Municipal bonds	19,628	—	(84)	19,544
Other fixed income securities	32,227	—	(70)	32,157
Total short-term investments	$246,414	$5	$(1,471)	$244,948

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(in thousands)
Corporate debt	$165,610	$8	$(535)	$165,083
U.S. government and agency debt	59,054	1	(215)	58,840
Municipal bonds	21,517	—	(104)	21,413
Other fixed income securities	23,973	1	(13)	23,961
Total short-term investments	$270,154	$10	$(867)	$269,297

Contractual maturities of short-term investments as of March 31, 2018 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$68,515	$71,506	$140,021
U.S. government and agency debt	43,156	10,070	53,226
Municipal bonds	10,486	9,058	19,544
Other fixed income securities	25,200	6,957	32,157
Total short-term investments	$147,357	$97,591	$244,948

7.  Fair Value Measurements

ASC Topic 820, Fair Value Measurement (ASC 820), defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$176,125	$135,323	$40,802	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	244,948	—	244,948	—
Fuel derivative contracts:
Crude oil call options	19,551	—	19,551	—
Jet fuel swaps	113	—	113	—
Foreign currency derivatives	1,218	—	1,218	—
Total assets measured at fair value	$442,955	$136,323	$306,632	$—
Fuel derivative contracts:
Jet fuel swaps	$10	$—	$10	$—
Foreign currency derivatives	7,830	—	7,830	—
Total liabilities measured at fair value	$7,840	$—	$7,840	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$62,310	$27,807	$34,503	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	269,297	—	269,297	—
Fuel derivative contracts:
Crude oil call options	20,272	—	20,272	—
Jet fuel swaps	336	—	336	—
Foreign currency derivatives	4,300	—	4,300	—
Total assets measured at fair value	$357,515	$28,807	$328,708	$—
Foreign currency derivatives	1,713	—	1,713	—
Total liabilities measured at fair value	$1,713	$—	$1,713	$—

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

The table below presents the Company’s debt (excluding obligations under capital leases and financing obligations) measured at fair value:

Fair Value of Debt
March 31, 2018					December 31, 2017
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$415,059	$418,825	$—	$—	$418,825	$433,072	$444,099	$—	$—	$444,099

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar instruments.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

8.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2018, the Company primarily used crude oil call options and jet fuel swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2018	2017
	(in thousands)
Gains (losses) realized at settlement	$5,661	$2,589
Reversal of prior period unrealized amounts	(11,792)	(7,947)
Unrealized gains (losses) that will settle in future periods	10,748	(3,440)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$4,617	$(8,798)

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net loss of approximately $5.5 million into earnings over the next 12 months from AOCI based on the values at March 31, 2018.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Other accrued liabilities	17,051,625 Japanese Yen 47,345 Australian Dollars	March 2019	1,109	(6,095)	(4,986)
	Other liabilities and deferred credits	4,666,550 Japanese Yen 7,858 Australian Dollars	March 2020	74	(1,573)	(1,499)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	884,200 Japanese Yen 2,555 Australian Dollars	June 2018	35	(162)	(127)
Fuel derivative contracts	Prepaid expenses and other	95,508 gallons	March 2019	19,664	(10)	19,654

Derivative position as of December 31, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,732,375 Japanese Yen 47,805 Australian Dollars	December 2018	3,737	(1,441)	2,296
	Long-term prepayments and other	4,666,700 Japanese Yen 9,180 Australian Dollars	December 2019	546	(195)	351
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	866,150 Japanese Yen 3,148 Australian Dollars	March 2018	17	(77)	(60)
Fuel derivative contracts	Prepaid expenses and other	94,332 gallons	December 2018	20,608	—	20,608

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Foreign currency derivatives	$10,809	$10,210	$1,221	$(1,212)	$—	$—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2018 and December 31, 2017.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

As of March 31, 2018, the expected maturities of long-term debt for the remainder of 2018 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2018	$30,231
2019	72,927
2020	21,413
2021	49,060
2022	56,856
Thereafter	184,573
$415,060

10.  Leases

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
As of March 31, 2018, the scheduled future minimum rental payments under operating leases with non-cancellable basic terms of more than one year were as follows:

	Aircraft	Other
	(in thousands)
Remaining in 2018	$80,443	$5,155
2019	98,327	6,584
2020	82,362	6,399
2021	66,259	6,509
2022	60,153	6,778
Thereafter	164,993	91,181
	$552,537	$122,606

11. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2018	2017
	(in thousands)
Service cost	$1,962	$3,813
Other cost:
Interest cost	5,009	7,259
Expected return on plan assets	(5,588)	(4,796)
Recognized net actuarial loss	680	2,287
Total other components of the net periodic benefit cost	101	4,750
Net periodic benefit cost	$2,063	$8,563

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item.

During the three months ended March 31, 2018 and 2017, the Company contributed nil and $6.4 million, respectively to its defined benefit and other postretirement plans. The Company is not required to make any further minimum contributions until 2019 due to the sufficiency of the plans' current position.

In August 2017, the Company completed the termination of the Merged Pension plan by transferring the assets and liabilities to a third-party insurance company. At that time, the Company contributed a total of $18.5 million in cash to fully fund the plan and recognized a one-time financial loss in the third quarter of 2017 of $35.2 million as an other nonoperating special item on the Company's Consolidated Statement of Operations. The Company no longer has any expected contributions to the Merged Plan due to the final settlement.

In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). In connection with the ratification of the agreement, the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots, and replace the benefit with a heath retirement account (HRA) managed by ALPA, which represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, the Company made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. The Company recognized a one-time settlement loss of $10.4 million in the third quarter of 2017.

12. Commitments and Contingent Liabilities

Commitments

As of March 31, 2018, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	14	9	Between 2018 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 13 below for discussion on the contract termination charge. The Company executed a non-binding letter of intent (LOI) for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. The Company selected the General Electric GEnx engine to power the additions to its fleet. The expected expenditures for the Boeing 787-9 aircraft and engines are not reflected in the below table.

Committed capital and operating expenditures include escalation amounts based on estimates. The gross committed expenditures and committed payments for those deliveries as of March 31, 2018 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2018	$354,102	$55,960	$410,062
2019	277,757	61,858	339,615
2020	51,911	56,484	108,395
2021	10,113	51,738	61,851
2022	10,113	51,930	62,043
Thereafter	75,431	216,077	291,508
	$779,427	$494,047	$1,273,474

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $1.0 million at each of March 31, 2018 and December 31, 2017.

In the event of a material adverse change in the Company's business, the holdback could increase to an amount up to 100% of the outstanding credit card amounts that is unflown (e.g. air traffic liability), which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on the Company's operations, business or financial condition.

13. Contract Terminations Expense and Special Items

Contract terminations expense

For the three months ended March 31, 2018, the Company terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:

In February 2018, the Company exercised its right to terminate the aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. To terminate the purchase agreement, the Company was obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. The Company recorded a contract termination expense to reflect a portion of the termination penalty within the Consolidated Statements of Operations.

In January 2018, the Company entered into a transaction with its lessor to early terminate and purchase three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the lease and purchase the aircraft, the Company agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a contract termination fee. The expensed amount represents the total purchase price amount over fair value of the aircraft purchased as of the date of the transaction.

Special items

In March 2017, the Company received notice from ALPA that the agreement was ratified by ALPA's members. The agreement became effective April 1, 2017.  The agreement included, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the three months ended March 31, 2017, the Company expensed $18.7 million principally related to a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which was not recoverable once paid.

14. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 23.1% and 27.2%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The ultimate impact may differ from these provisional amounts related to 2017, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

15. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 15 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 15 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$663,412	$2,127	$(127)	$665,412
Operating Expenses:
Wages and benefits	—	168,709	—	—	168,709
Aircraft fuel, including taxes and delivery	—	133,446	—	—	133,446
Maintenance materials and repairs	—	57,494	647	—	58,141
Aircraft and passenger servicing	—	36,518	—	—	36,518
Commissions and other selling	(5)	31,958	20	(48)	31,925
Aircraft rent	—	31,900	—	—	31,900
Other rentals and landing fees	—	30,815	—	—	30,815
Depreciation and amortization	—	31,275	970	—	32,245
Purchased services	90	30,868	178	(15)	31,121
Contract termination expenses	—	35,322	—	—	35,322
Other	1,581	37,123	365	(64)	39,005
Total	1,666	625,428	2,180	(127)	629,147
Operating Income (Loss)	(1,666)	37,984	(53)	—	36,265
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	29,810	—	—	(29,810)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,555)	—	—	(8,555)
Interest income	65	1,409	—	—	1,474
Capitalized interest	—	2,238	—	—	2,238
Gains on fuel derivatives	—	4,617	—	—	4,617
Other, net	(4)	1,055	5	—	1,056
Total	29,871	764	5	(29,810)	830
Income (Loss) Before Income Taxes	28,205	38,748	(48)	(29,810)	37,095
Income tax expense (benefit)	(337)	8,900	(10)	—	8,553
Net Income (Loss)	$28,542	$29,848	$(38)	$(29,810)	$28,542
Comprehensive Income (Loss)	$21,351	$22,657	$(38)	$(22,619)	$21,351

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$604,567	$1,746	$(104)	$606,209
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	103,538	—	—	103,538
Wages and benefits	—	151,053	—	—	151,053
Aircraft rent	—	33,135	—	—	33,135
Maintenance materials and repairs	—	57,293	2,111	—	59,404
Aircraft and passenger servicing	—	34,290	—	—	34,290
Commissions and other selling	6	29,663	19	(46)	29,642
Depreciation and amortization	—	26,517	951	—	27,468
Other rentals and landing fees	—	28,336	—	—	28,336
Purchased services	106	26,354	192	(15)	26,637
Special items	—	18,679	—	—	18,679
Other	1,152	30,453	435	(43)	31,997
Total	1,264	539,311	3,708	(104)	544,179
Operating Income (Loss)	(1,264)	65,256	(1,962)	—	62,030
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	34,373	—	—	(34,373)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,003)	—	—	(8,003)
Other components of net periodic pension cost	—	—	—	—	—
Interest income	70	1,082	—	—	1,152
Capitalized interest	—	1,760	—	—	1,760
Losses on fuel derivatives	—	(8,798)	—	—	(8,798)
Loss on extinguishment of debt	—	—	—	—	—
Other, net	—	(1,924)	—	—	(1,924)
Total	34,443	(15,883)	—	(34,373)	(15,813)
Income (Loss) Before Income Taxes	33,179	49,373	(1,962)	(34,373)	46,217
Income tax expense (benefit)	(466)	13,725	(687)	—	12,572
Net Income (Loss)	$33,645	$35,648	$(1,275)	$(34,373)	$33,645
Comprehensive Income (Loss)	$28,102	$30,105	$(1,275)	$(28,830)	$28,102

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to the financial statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Balance Sheets
March 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,662	$242,097	$7,426	$—	$279,185
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	244,948	—	—	244,948
Accounts receivable, net	27	106,540	447	(290)	106,724
Spare parts and supplies, net	—	30,815	—	—	30,815
Prepaid expenses and other	230	82,950	224	—	83,404
Total	29,919	708,350	8,097	(290)	746,076
Property and equipment at cost	—	2,420,899	82,902	—	2,503,801
Less accumulated depreciation and amortization	—	(573,197)	(12,569)	—	(585,766)
Property and equipment, net	—	1,847,702	70,333	—	1,918,035
Long-term prepayments and other	—	188,561	181	—	188,742
Deferred tax assets, net	32,192	—	—	(32,192)	—
Goodwill and other intangible assets, net	—	120,551	1,040	—	121,591
Intercompany receivable	—	402,254	—	(402,254)	—
Investment in consolidated subsidiaries	1,168,152	—	—	(1,168,152)	—
TOTAL ASSETS	$1,230,263	$3,267,418	$79,651	$(1,602,888)	$2,974,444
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,103	$135,123	$1,780	$(290)	$137,716
Air traffic liability	—	694,645	4,304	—	698,949
Other accrued liabilities	—	126,473	227	—	126,700
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,002	—	—	59,002
Total	1,103	1,015,243	6,311	(290)	1,022,367
Long-term debt and capital lease obligations	—	498,748	—	—	498,748
Intercompany payable	390,946	—	11,308	(402,254)	—
Other liabilities and deferred credits:					=sum(C32:I32)
Accumulated pension and other post-retirement benefit obligations	—	217,812	—	—	217,812
Other liabilities and deferred credits	—	264,310	1,112	—	265,422
Deferred tax liabilities, net	—	164,073	—	(32,192)	131,881
Total	—	646,195	1,112	(32,192)	615,115
Shareholders’ equity	838,214	1,107,232	60,920	(1,168,152)	838,214
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,230,263	$3,267,418	$79,651	$(1,602,888)	$2,974,444

Condensed Consolidating Balance Sheets
December 31, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,405	$125,861	$7,687	$—	$190,953
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	269,297	—	—	269,297
Accounts receivable, net	25	139,008	1,455	(209)	140,279
Spare parts and supplies, net	—	35,361	—	—	35,361
Prepaid expenses and other	171	78,933	82	—	79,186
Total	57,601	649,460	9,224	(209)	716,076
Property and equipment at cost	—	2,326,249	74,562	—	2,400,811
Less accumulated depreciation and amortization	—	(546,831)	(11,717)	—	(558,548)
Property and equipment, net	—	1,779,418	62,845	—	1,842,263
Long-term prepayments and other	—	193,449	183	—	193,632
Deferred tax assets, net	31,845	—	—	(31,845)	—
Goodwill and other intangible assets, net	—	120,695	1,155	—	121,850
Intercompany receivable	—	392,791	—	(392,791)	—
Investment in consolidated subsidiaries	1,137,941	—	—	(1,137,941)	—
TOTAL ASSETS	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$138,818	$1,574	$(209)	$140,805
Air traffic liability	—	584,366	4,727	—	589,093
Other accrued liabilities	32	147,211	350	—	147,593
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,470	—	—	59,470
Total	654	929,865	6,651	(209)	936,961
Long-term debt and capital lease obligations	—	511,201	—	—	511,201
Intercompany payable	381,608	—	11,183	(392,791)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	220,788	—	—	220,788
Other liabilities and deferred credits	—	224,500	1,105	—	225,605
Deferred tax liabilities, net	—	165,986	—	(31,845)	134,141
Total	—	611,274	1,105	(31,845)	580,534
Shareholders’ equity	845,125	1,083,473	54,468	(1,137,941)	845,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to the financial statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(931)	$224,935	$1,541	$—	$225,545
Cash Flows From Investing Activities:
Net payments to affiliates	(6,500)	(6,000)	—	12,500	—
Additions to property and equipment, including pre-delivery deposits	—	(102,595)	(8,302)	—	(110,897)
Purchases of investments	—	(30,386)	—	—	(30,386)
Sales of investments	—	53,984	—	—	53,984
Net cash used in investing activities	(6,500)	(84,997)	(8,302)	12,500	(87,299)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(20,395)	—	—	(20,395)
Dividend payments	(6,145)	—	—	—	(6,145)
Net payments from affiliates	6,000	—	6,500	(12,500)	—
Repurchases of common stock	(20,245)	—	—	—	(20,245)
Other	78	(3,307)	—	—	(3,229)
Net cash provided by (used in) financing activities	(20,312)	(23,702)	6,500	(12,500)	(50,014)
Net increase (decrease) in cash and cash equivalents	(27,743)	116,236	(261)	—	88,232
Cash, cash equivalents, & restricted cash - Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, & restricted cash - End of Period	$29,662	$243,097	$7,426	$—	$280,185

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(1,102)	$210,250	$(199)	$—	$208,949
Cash Flows From Investing Activities:
Net payments to affiliates	—	(1,495)	—	1,495	—
Additions to property and equipment, including pre-delivery deposits	—	(52,266)	(864)	—	(53,130)
Purchases of investments	—	(68,155)	—	—	(68,155)
Sales of investments	—	78,301	—	—	78,301
Net cash used in investing activities	—	(43,615)	(864)	1,495	(42,984)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(21,872)	—	—	(21,872)
Net payments from affiliates	1,495	—	—	(1,495)	—
Other	48	(7,343)	—	—	(7,295)
Net cash provided by (used in) financing activities	1,543	(29,215)	—	(1,495)	(29,167)
Net increase (decrease) in cash and cash equivalents	441	137,420	(1,063)	—	136,798
Cash, cash equivalents, & restricted cash - Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, & restricted cash - End of Period	$68,070	$392,405	$7,314	$—	$467,789

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter of 2018; our expected fleet as of March 31, 2019; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; our competitive environment, including the potential impact of increasing industry capacity between North America and Hawai’i;
fluctuations in demand for transportation in the markets in which we operate; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft deliveries or other loss of fleet capacity; fluctuations in our share price; and our financial liquidity. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.  All forward-looking statements included in this Report are based on information available to us as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes and collectively with the Neighbor Island routes, referred to as our “Domestic” routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2018, the latest available data. As of March 31, 2018, we had 6,909 active employees.

General information about us is available at https://www.hawaiianairlines.com. Information contained on our website is not incorporated by reference into, or otherwise to be regarded as part of, this Quarterly Report on Form 10-Q unless expressly noted. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

Financial Highlights

•	GAAP net income in the first quarter of $28.5 million, or $0.56 per diluted share.

•	Adjusted net income in the first quarter of $55.8 million, or $1.09 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $524.1 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

Looking ahead, industry capacity increases in North America and parts of our International network are expected to continue through the second quarter of 2018. We expect our available seat miles during the three months ending June 30, 2018 to increase by 5.0% to 7.0% from the prior year period, while we expect operating revenue per available seat mile to be flat to up 3.0%. We expect operating cost per available seat mile (excluding fuel and special items) during the three months ending June 30, 2018 to increase by 8.6% to 12.1% compared to the prior year period.

Fleet Summary

In March 2018, we announced the execution of a non-binding letter of intent (LOI) for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. Those aircraft are expected to be delivered starting in 2021, thus, are not reflected in the table below. The table below summarizes our total fleet as of March 31, 2017 and 2018, and expected fleet as of March 31, 2019 (based on existing executed agreements):

	March 31, 2017			March 31, 2018			March 31, 2019
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	11	12	23	11	13	24	11	13	24
A321neo	—	—	—	—	2	2	2	11	13
767-300	4	4	8	4	4	8	—	—	—
717-200	5	15	20	5	15	20	5	15	20
ATR 42-500 (1)	—	3	3	—	3	3	—	4	4
ATR 72-200 (3)	—	3	3	—	3	3	—	3	3
Total	20	37	57	20	40	60	18	46	64

(1)	The ATR 42-500 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

(3) The ATR 72-200 turboprop aircraft are used for our cargo operations.

Results of Operations

For the three months ended March 31, 2018, we generated net income of $28.5 million, or $0.56 per diluted share, compared to net income of $33.6 million, or $0.62 per diluted share, for the same period in 2017. During the first quarter of 2018, we extended our partnership with Barclaycard US, Hawaiian's co-branded credit card partner. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our cardholders.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2018		2017
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	2,891		2,704
Revenue passenger miles (RPM)	4,030,657		3,797,725
Available seat miles (ASM)	4,731,314		4,521,098
Passenger revenue per RPM (Yield)	15.17	¢	14.84	¢
Passenger load factor (RPM/ASM)	85.2%		84.0%
Passenger revenue per ASM (PRASM)	12.93	¢	12.47	¢
Total Operations (a) :
Revenue passengers flown	2,892		2,704
RPM	4,030,783		3,798,493
ASM	4,731,498		4,522,353
Operating revenue per ASM (RASM)	14.06	¢	13.40	¢
Operating cost per ASM (CASM)	13.30	¢	12.03	¢
CASM excluding aircraft fuel, contract terminations expense, and special items (b)	9.73	¢	9.33	¢
Aircraft fuel expense per ASM (c)	2.82	¢	2.29	¢
Revenue block hours operated	48,747		45,005
Gallons of aircraft fuel consumed	65,279		61,738
Average cost per gallon of aircraft fuel (actual) (c)	$2.04		$1.68

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2018, operating revenue increased by $59.2 million, or 9.8%, as compared to the prior year period, driven by increased passenger revenue and is discussed below:

Passenger revenue

For the three months ended March 31, 2018, passenger revenue increased by $47.9 million, or 8.5%, as compared to the prior year period. Details of these changes are described in the table below:

	Three months ended March 31, 2018 as compared to three months ended March 31, 2017
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$33.9	1.2%	6.7%	8.5%
International	14.0	4.6	5.1	(1.9)
Total scheduled	$47.9	2.2%	6.1%	4.6%

Domestic

For the three months ended March 31, 2018, revenue on our domestic routes increased by $33.9 million, or 8.0%, as compared to the prior year period. The increase was due to an increase in overall passengers flown in both our Neighbor Island routes of 7.4% and North America routes of 6.8% with our expansion of our Maui to Portland (January 2018), Kona to Los Angeles (March 2018), and Lihue to Los Angeles (May 2017) routes.

International

For the three months ended March 31, 2018, revenue on our international routes increased by $14.0 million, or 9.9%, as compared to the prior year period. The increase was due to an increase in international passengers flown of 4.9% along with an increase in average fares (including an increase in fuel surcharges) of 7.6% for the three months ended March 31, 2018 as compared to the prior year period.

Operating Expense

Operating expenses were $629.1 million and $544.2 million for the three months ended March 31, 2018 and 2017, respectively. Increases (decreases) in operating expenses for the three months ended March 31, 2018, as compared to the prior year period, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017
	$	%
Operating expenses	(in thousands)
Wages and benefits	$17,656	11.7%
Aircraft fuel, including taxes and delivery	29,908	28.9
Maintenance, materials and repairs	(1,263)	(2.1)
Aircraft and passenger servicing	2,228	6.5
Commissions and other selling	2,283	7.7
Aircraft rent	(1,235)	(3.7)
Other rentals and landing fees	2,479	8.7
Depreciation and amortization	4,777	17.4
Purchased services	4,484	16.8
Contract terminations expense	35,322	100.0
Special items	(18,679)	(100.0)
Other	7,008	21.9
Total	$84,968	15.6%

Wages and benefits

Wages and benefits expense increased by $17.7 million, or 11.7%, for the three months ended March 31, 2018, as compared to the prior year period. The wages and benefits for our pilots increased by $10.1 million due to an increase in pilot headcount related to the induction of our Airbus A321neo fleet. In addition, employee benefits expenses, which includes health insurance costs, increased by $3.5 million. We have also increased the number of flight crew personnel and training events which relate to the induction of our A321neo fleet. This resulted in higher wages and benefits expense, in addition to an overall increase in employee headcount by approximately 10.8% as compared to March 31, 2017, which includes flight attendants, machinists, and non-contract employees.

Aircraft fuel

Aircraft fuel expense increased during the three months ended March 31, 2018, as compared to the prior year period, primarily due to the increase in the average fuel price per gallon and an increase in consumption as illustrated in the following table:

	Three months ended March 31,
	2018	2017	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$133,446	$103,538	28.9%
Fuel gallons consumed	65,279	61,738	5.7%
Average fuel price per gallon, including taxes and delivery	$2.04	$1.68	21.4%

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

	Three months ended March 31,
	2018	2017	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$133,446	$103,538	28.9%
Realized losses (gains) on settlement of fuel derivative contracts	(5,661)	(2,589)	118.7%
Economic fuel expense	$127,785	$100,949	26.6%
Fuel gallons consumed	65,279	61,738	5.7%
Economic fuel costs per gallon	$1.96	$1.64	19.5%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Depreciation and amortization

Depreciation and amortization expense increased by $4.8 million, or 17.4%, for the three months ended March 31, 2018, as compared to the prior year period, primarily due to the increase in the number of owned aircraft, specifically the addition of an Airbus A330-200, two Airbus A321neo aircraft, as well as the three Boeing 767-300's in our fleet.

Contract terminations expense

For the three months ended March 31, 2018, we terminated two contracts which incurred a total of $35.3 million in expense. The transactions are described below:

In February 2018, we exercised our right to terminate the aircraft purchase agreement with Airbus for 6 Airbus A330-800neo aircraft and the purchase rights for an additional 6 Airbus A330-800neo aircraft. To terminate the purchase agreement, we were obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. We recorded a contract termination expense to reflect a portion of the termination penalty within our Consolidated Statements of Operations.

In January 2018, we entered into a transaction with a lessor to early terminate three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the lease and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a contract termination fee. The expensed amount represents the total purchase price amount over fair value of the aircraft purchased as of the date of the transaction.

Special items

In March 2017, we received notice from ALPA that the agreement was ratified by ALPA's members. The agreement became effective April 1, 2017. The agreement included, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the three months ended March 31, 2017, we expensed $18.7 million principally related to a one-time payment to reduce our future 401K employer contribution for certain pilot groups, which was not recoverable once paid.

Other expenses

Other expenses increased by $7.0 million, or 21.9%, for the three months ended March 31, 2018, as compared to the prior year period, due to an increase of $1.6 million in personnel related expenses for our crew members (e.g. meals, lodging, etc.) due to increased flying. Other components of our Other expense line item include, but are not limited to: communication costs, professional and technical fees, insurance costs, legal fees and other miscellaneous expenses.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $16.6 million, or 105.2% for the three months ended March 31, 2018, as compared to the prior year period. The decrease in expense was due to a $13.4 million fluctuation in gains (losses) on fuel derivatives and a $4.8 million reduction in recurring nonoperating expense due to the termination of the Merged Plan and partial settlement of the Pilots other postretirement benefit plan in 2017.

Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 23.1% and 27.2%, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three months ended March 31, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. The ultimate impact may differ from these provisional amounts related to 2017, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of March 31, 2018, we had $279.2 million in cash and cash equivalents and $244.9 million in short-term investments, an increase of $63.9 million from December 31, 2017.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and finance our aircraft acquisitions through secured debt and lease financings. At March 31, 2018, we had approximately $557.8 million of debt and capital lease obligations, including approximately $59.0 million classified as a current liability in our unaudited Consolidated Balance Sheets. See the Contractual Obligations table below for a description of our estimated contractual obligations as of March 31, 2018.

We also have access to a secured revolving credit and letter of credit facility of $225 million, maturing in December 2019. As of March 31, 2018, we had no outstanding borrowings under the revolving credit facility.

Cash Flows

Net cash provided by operating activities was $225.5 million for the three months ended March 31, 2018 primarily due to $28.5 million in net income and an increase in air traffic liability, along with a decrease in accounts receivable.

Net cash used in investing activities was $87.3 million for the three months ended March 31, 2018 due to purchases of property and equipment, specifically the purchase of the three Boeing 767-300 aircraft and progress payments made on our Airbus A321neo fleet.

Net cash used in financing activities was $50.0 million for the three months ended March 31, 2018, due to $20.3 million of repurchases of our common stock in the period along with $20.4 million in repayments of our long-term debt and lease obligations.

Capital Commitments

As of March 31, 2018, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	14	9	Between 2018 and 2020
Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019

In February 2018, we exercised our right to terminate the aircraft purchase agreement between us and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. We executed a non-binding letter of intent (LOI) for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. We selected the General Electric GEnx engine to power the Boeing 787-9 aircraft.

Committed expenditures for these aircraft (excluding the Boeing 787-9's), engines and related flight equipment approximates $354 million for the remainder of 2018, $278 million in 2019, $52 million in 2020, $10 million in 2021, $10 million in 2022 and $75 million thereafter.

In order to complete the purchase of these aircraft and fund related costs, we may need to secure financing. We have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. We are also currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have an impact on our ability to fulfill our existing purchase commitments and a material adverse effect on our operations.

Stock Repurchase Program and Dividends

In November 2017, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to further modification or termination at any time. We spent $20.3 million to repurchase and retire approximately 549 thousand shares of our common stock in open market transactions during the three months ended March 31, 2018. As of March 31, 2018, we had $79.7 million remaining to spend under our stock repurchase program.

During the three months ended March 31, 2018, we declared and paid cash dividends of $0.12 per share, or $6.1 million which was paid on February 28, 2018, to stockholders of record as of February 14, 2018.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $1.0 million as of each of March 31, 2018 and December 31, 2017.

In the event of a material adverse change in our business, the holdbacks could increase to an amount up to 100% of the outstanding credit card amounts that is unflown (e.g. air traffic liability), which would also result in an increase in our required level of restricted cash. If we are unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on our operations.

Pension and Postemployment Benefit Plan Funding

We contributed nil and $6.4 million to our defined benefit and other post-retirement plans during the three months ended March 31, 2018 and 2017, respectively. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2018 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2018	2019 - 2020	2021 - 2022	2023 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$713,457	$56,755	$161,019	$162,830	$332,853
Operating leases—aircraft and related equipment (2)	552,537	80,443	180,689	126,412	164,993
Operating leases—non-aircraft	122,606	5,155	12,983	13,287	91,181
Purchase commitments - Capital (3)	779,427	354,102	329,667	20,227	75,431
Purchase commitments - Operating (4)	494,046	55,960	118,341	103,668	216,077
Projected employee benefit contributions (5)	34,890	—	34,890	—	—
Total contractual obligations	$2,696,963	$552,415	$837,589	$426,424	$880,535

(1)	Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, four Boeing 767-300 aircraft, and three Boeing 717-200 aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment (which excludes the Boeing 787-9's).

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

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the applicable rules of the SEC.

Non-GAAP Financial Measures

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

•	We believe it is the basis by which we are evaluated by many industry analysts and investors;

•	These measures are often used in management and board of directors decision making analysis;

•	It improves a reader’s ability to compare our results to those of other airlines; and

•	It is consistent with how we present information in our quarterly earnings press releases.

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

•
On April 1, 2017, our agreement with the Airline Pilots Association covering our pilots for a term of 63 months became effective. The agreement includes, among various other benefits, a pay adjustment and ratification bonus computed based on previous service. During the three months ended March 31, 2017, we expensed $18.7 million principally related to a one-time payment to reduce our future 401K employer contribution for certain pilot groups, which is not recoverable once paid.

•
For the three months ended March 31, 2018, we terminated two contracts which incurred a total of $35.3 million in contract terminations expense. In February 2018, we exercised our right to terminate the purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. We recorded a contract termination expense to reflect a portion of the termination penalty. In January 2018, we entered into a transaction with our lessor to early terminate and purchase three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the leases and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a lease termination fee. The expensed amount represents the total purchase price over fair value of the aircraft purchased as of the date of the transaction.

	Three months ended March 31,
	2018		2017
	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income, as reported	$28,542	$0.56	$33,645	$0.62
Add: changes in fair value of derivative contracts	1,044	0.02	11,387	0.21
Add: contract terminations expense	35,322	0.69	—	—
Add: special items	—	—	18,679	0.35
Deduct: tax effect of adjustments	(9,092)	(0.18)	(11,001)	(0.20)
Adjusted net income	$55,816	$1.09	$52,710	$0.98

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, contract terminations expense, and special items, are summarized in the table below:

	Three months ended March 31,
	2018	2017
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$629,147	$544,179
Less: aircraft fuel, including taxes and delivery	(133,446)	(103,538)
Less: contract terminations expense	$(35,322)	$—
Less: special items	$—	$(18,679)
Adjusted operating expenses - excluding aircraft fuel, contract terminations expense, and special items	$460,379	$421,962
Available Seat Miles	4,731,498	4,522,353
CASM - GAAP	13.30 ¢	12.03 ¢
Less: aircraft fuel	(2.82)	(2.29)
Less: contract terminations expense	(0.75)	—
Less: special items	—	(0.41)
CASM - excluding aircraft fuel, contract terminations expense, and special items	9.73 ¢	9.33 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies, see Note 2 herein, "Significant Accounting Policies," and the section, titled “Critical Accounting Policies and Estimates,” and Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2017 each included in our Annual Report on Form 10-K, Updates to those policies since the issuance of our 2017 Annual Report are below.

We adopted ASC 606 as of January 1, 2018, utilizing the full retrospective option. The adoption of the standard has had a significant impact on our financial statements and our critical accounting policies. See Note 2 and Note 5 above to our Consolidated Financial Statements for additional information including estimated quantification of the overall effect. A summary of our significant critical accounting policies as it pertains to the adoption is below.

Revenue Recognition
HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. ASC 606 requires us to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel or other award is used by the passenger, at which time it is included in passenger revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. On a quarterly basis, we calculate the equivalent ticket value (ETV) by analyzing the fares of similar tickets for the prior 12 months', considering cabin class and geographic region.
We also sell mileage credits to companies participating in our frequent flyer program. These contracts generally include multiple performance obligations, including the transportation that will ultimately be provided when the mileage credits are redeemed and marketing and brand related activities. The marketing and brand performance obligations are effectively provided each time a HawaiianMiles member uses the co-branded credit card and monthly access to customer lists and marketing is provided, which corresponds to the timing of when we issue or are obligated to issue the mileage credits to the

HawaiianMiles member. Therefore, we recognize revenue for the brand performance obligation when HawaiianMiles members use their co-brand credit card and the resulting mileage credits are issued to them, which best correlates with our performance toward satisfying the obligation.

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. We sell mileage credits to companies participating in the frequent flyer program, who in turn issue those miles to customers based on the volume of spend making the majority of the transaction price variable. To determine the total estimated transaction price, we forecast future credit card activity based on historical data.

The relative selling price is determined using management’s estimated standalone selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. We estimate the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

Miles expire after 18 months of member account inactivity. The ETV includes a fulfillment discount (breakage) to reflect the value of the award ticket over the number of miles that, based on historical experience, will be needed to obtain the award. We review our breakage estimates annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). Our estimate of the expected expiration of miles requires significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile.

Passenger revenue

Passenger revenue associated with unused tickets, which represent unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g. scheduled departure dates). To calculate the portion to be recognized as revenue in the period, we utilize historical information and apply the trend rate to the current air traffic liability balances for that specific period.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to certain market risks, including commodity price risk (e.g., aircraft fuel prices), interest rate risk and foreign currency risk. We have market-sensitive instruments in the form of financial derivatives used to offset our exposure to aircraft fuel price increases and financial hedge instruments used to hedge our exposure to foreign currency exchange risk. The adverse effects of potential changes in these market risks are discussed below.

The sensitivity analyses presented below do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 21% and 19% of our operating expenses for the three months ended March 31, 2018 and 2017, respectively. Approximately 71% of our fuel was based on Singapore jet fuel prices, 26% was based on U.S. West Coast jet fuel prices, and 3% on other jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2018, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.1 million.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three months ended March 31, 2018, our fuel hedge program primarily consisted of crude oil call options and jet fuel swaps. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of March 31, 2018, we hedged approximately 42% of our projected fuel requirements for the remainder of 2018 with crude oil call options and jet fuel swaps. As of March 31, 2018, the fair value of these fuel derivative agreements reflected a net asset of $19.7 million, which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures. We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of March 31, 2018, a change in interest rates is unlikely to have a material impact on our results of operations.

At March 31, 2018, we had $568.6 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $6.9 million as of March 31, 2018.

Foreign Currency

We generate revenues and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2018 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $25.2 million and $8.2 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of March 31, 2018, the fair value of our foreign currency forward contracts reflected a net liability of $5.1 million and $1.5 million recorded in Other accrued liabilities (short-term) and Other liabilities and deferred credits (long-term), respectively, in our unaudited Consolidated Balance Sheets.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2018, we implemented changes to our processes in response to the adoption of ASC 606 that became effective January 1, 2018. This resulted in a material change to our process for accounting for and reporting of frequent flyer and air traffic liability. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended March 31, 2018:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
January 1, 2018 - January 31, 2018	—	$—	—
February 1, 2018 - February 28, 2018	345,858	37.59	345,858
March 1, 2018 - March 31, 2018	203,003	35.69	203,003
Total	548,861		548,861	$79.7

(ii)
In November 2017, our Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to further modification or termination at any time.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2018 and years ended December 31, 2017, 2016, 2015, 2014 and 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	April 25, 2018	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)