Form 10-Q
period 2018-06-30
HAWAIIAN HOLDINGS INC
filed 2018-07-25
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

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

As of July 20, 2018, 50,737,816 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
	(unaudited)
Operating Revenue:
Passenger	$655,162	$624,006	$1,266,762	$1,187,758
Other	60,285	46,110	114,097	88,567
Total	715,447	670,116	1,380,859	1,276,325
Operating Expenses:
Wages and benefits	171,555	154,660	340,264	305,713
Aircraft fuel, including taxes and delivery	153,026	102,774	286,472	206,312
Maintenance, materials and repairs	60,970	52,566	119,111	111,970
Aircraft and passenger servicing	38,626	35,636	75,144	69,926
Aircraft rent	29,865	34,553	61,765	67,688
Commissions and other selling	31,853	32,162	63,778	61,804
Other rentals and landing fees	31,184	27,438	61,999	55,774
Depreciation and amortization	32,919	27,872	65,164	55,340
Purchased services	31,474	28,055	62,595	54,692
Contract terminations expense	—	—	35,322	—
Special items	—	4,771	—	23,450
Other	41,047	32,789	80,052	64,786
Total	622,519	533,276	1,251,666	1,077,455
Operating Income	92,928	136,840	129,193	198,870
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(7,627)	(7,711)	(16,182)	(15,714)
Gains (losses) on fuel derivatives	18,952	(4,712)	23,569	(13,510)
Interest income	1,931	1,467	3,405	2,619
Capitalized interest	2,355	2,082	4,593	3,842
Other, net	(2,752)	(4,317)	(1,696)	(6,240)
Total	12,859	(13,191)	13,689	(29,003)
Income Before Income Taxes	105,787	123,649	142,882	169,867
Income tax expense	26,307	46,755	34,860	59,327
Net Income	$79,480	$76,894	$108,022	$110,540
Net Income Per Common Stock Share:
Basic	$1.57	$1.43	$2.12	$2.06
Diluted	$1.56	$1.43	$2.12	$2.05
Weighted Average Number of Common Stock Shares Outstanding:
Basic	50,776	53,626	50,915	53,595
Diluted	50,878	53,914	51,038	53,948
Cash Dividends Declared Per Common Stock Share	$0.12	$—	$0.24	$—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2018	2017 (a)
	(unaudited)
Net Income	$79,480	$76,894
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $166 and $897 for 2018 and 2017, respectively	514	1,390
Net change in derivative instruments, net of tax expense of $2,999 and $768 for 2018 and 2017, respectively	9,263	1,261
Net change in available-for-sale investments, net of tax expense of $54 and $20 for 2018 and 2017, respectively	167	32
Total other comprehensive income	9,944	2,683
Total Comprehensive Income	$89,424	$79,577

	Six Months Ended June 30,
	2018	2017 (a)
	(unaudited)
Net Income	$108,022	$110,540
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $332 and $1,794 for 2018 and 2017, respectively	1,027	2,858
Net change in derivative instruments, net of tax expense of $654 and net of tax benefit of $3,557 for 2018 and 2017, respectively	2,019	(5,836)
Net change in available-for-sale investments, net of tax benefit of $95 and net of tax expense of $72 for 2018 and 2017, respectively	(293)	118
Total other comprehensive income (loss)	2,753	(2,860)
Total Comprehensive Income	$110,775	$107,680

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2018	December 31, 2017 (a)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$333,791	$190,953
Restricted cash	1,000	1,000
Short-term investments	259,313	269,297
Accounts receivable, net	111,493	140,279
Spare parts and supplies, net	36,387	35,361
Prepaid expenses and other	99,315	79,186
Total	841,299	716,076
Property and equipment, less accumulated depreciation and amortization of $611,642 and $558,548 as of June 30, 2018 and December 31, 2017, respectively	2,086,955	1,842,263
Other Assets:
Long-term prepayments and other	183,276	193,632
Intangible assets, less accumulated amortization of $22,080 and $21,561 as of June 30, 2018 and December 31, 2017, respectively	14,668	15,187
Goodwill	106,663	106,663
Total Assets	$3,232,861	$2,873,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$153,262	$140,805
Air traffic liability	712,069	589,093
Other accrued liabilities	144,003	147,593
Current maturities of long-term debt and capital lease obligations	113,526	59,470
Total	1,122,860	936,961
Long-Term Debt and Capital Lease Obligations	578,453	511,201
Other Liabilities and Deferred Credits:
Accumulated pension and other post-retirement benefit obligations	218,426	220,788
Other liabilities and deferred credits	257,911	225,605
Deferred tax liability, net	135,164	134,141
Total	611,501	580,534
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 50,735,132 and 51,173,453 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	507	512
Capital in excess of par value	125,871	126,743
Accumulated income	866,180	793,134
Accumulated other comprehensive loss, net	(72,511)	(75,264)
Total	920,047	845,125
Total Liabilities and Shareholders’ Equity	$3,232,861	$2,873,821

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(unaudited)
Net cash provided by Operating Activities	$373,761	$335,440
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(258,112)	(96,278)
Proceeds from disposition of property and equipment	987	33,511
Purchases of investments	(110,092)	(107,533)
Sales of investments	119,236	125,881
Net cash used in investing activities	(247,981)	(44,419)
Cash flows from Financing Activities:
Long-term borrowings	86,500	—
Repayments of long-term debt and capital lease obligations	(30,047)	(30,484)
Dividend payments	(12,238)	—
Debt issuance costs	(889)	—
Repurchases of common stock	(22,745)	(4,299)
Other	(3,523)	(7,535)
Net cash provided by (used in) financing activities	17,058	(42,318)
Net increase in cash and cash equivalents	142,838	248,703
Cash, cash equivalents, and restricted cash - Beginning of Period	191,953	330,991
Cash, cash equivalents, and restricted cash - End of Period	$334,791	$579,694

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

Restated financial statement information, which reflects the adoption of the ASC 606 is below:

	Three Months Ended June 30, 2017
	As Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$593,210	$30,796	$624,006
Other	82,125	(36,015)	46,110
Total	$675,335	$(5,219)	$670,116
Operating Expenses	532,786	490	533,276
Operating Income	142,549	(5,709)	136,840
Nonoperating Income (Expense)	(13,191)	—	(13,191)
Income tax expense	48,925	(2,170)	46,755
Net Income	$80,433	$(3,539)	$76,894
Net Income Per Common Stock Share:
Basic	$1.50	$(0.07)	$1.43
Diluted	$1.49	$(0.06)	$1.43

	Six Months Ended June 30, 2017
	As Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$1,130,800	$56,958	$1,187,758
Other	158,720	(70,153)	88,567
Total	$1,289,520	$(13,195)	$1,276,325
Operating Expenses	1,079,677	(2,222)	1,077,455
Operating Income	209,843	(10,973)	198,870
Nonoperating Income (Expense)	(29,003)	—	(29,003)
Income tax expense	63,495	(4,168)	59,327
Net Income	$117,345	$(6,805)	$110,540
Net Income Per Common Stock Share:
Basic	$2.19	$(0.13)	$2.06
Diluted	$2.18	$(0.13)	$2.05

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows:

	December 31, 2017
	Balance Sheet
	As Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Prepaid expenses and other	$65,196	$13,990	$79,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Air traffic liability	545,362	43,731	589,093
Other accrued liabilities	146,283	1,310	147,593
Noncurrent Liabilities:
Other liabilities and deferred credits	95,636	129,969	225,605
Deferred tax liability	174,344	(40,203)	134,141
Shareholders' Equity:
Accumulated income	913,951	(120,817)	793,134

There was no impact to the Company's net cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The guidance allows reclassification from accumulated other comprehensive income to retained earnings of stranded taxes resulting from the Tax Cuts and Jobs Act (the Tax Act). In addition, under ASU 2018-02, certain disclosures regarding stranded tax effects are required. ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the impact of ASU 2018-02 and the potential effects on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASU 2017-02), which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is continuing to evaluate the components and options within ASU 2017-12.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), requiring a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. ASU 2016-02 requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements and believes this ASU will have a significant impact on its consolidated balance sheet but does not expect that the ASU will have a material impact on the Company's results of operations or cash flows. The effect of adopting the new standard will be to record right-of-use assets and operating lease obligations for current operating leases on the Company's balance sheet. Management is continuing to assess its current inventory of leases; as of June 30, 2018 the Company had 17 aircraft that are treated as an operating leases. Management has also identified and is evaluating the leases surrounding the terminal operations including hangar space, office space, and IT equipment.

The FASB is in process of finalizing transition relief which will allow entities to continue to apply the guidance in ASC 840, Leases including its disclosure requirements, in the comparative periods presented in the year that a company adopts ASU 2016-02 (ASC 842). Entities that elect this option will record the cumulative effect of adoption on the effective date rather than at the beginning of the earliest comparative period presented. See Note 10 below which discusses our lease obligations as of June 30, 2018.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2018	2017	2018	2017
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$884	$(480)	$2,105	$(1,692)	Passenger revenue
Total before tax	884	(480)	2,105	(1,692)
Tax expense (benefit)	(216)	182	(515)	641
Total, net of tax	$668	$(298)	$1,590	$(1,051)
Amortization of defined benefit plan items
Actuarial loss	$624	$2,228	$1,248	$4,456	Nonoperating Income (Expense), Other, net
Prior service cost	56	60	112	120	Nonoperating Income (Expense), Other, net
Total before tax	680	2,288	1,360	4,576
Tax benefit	(166)	(898)	(333)	(1,765)
Total, net of tax	$514	$1,390	$1,027	$2,811
Short-term investments
Realized losses (gain) on sales of investments, net	$26	$(12)	$31	$(20)	Nonoperating Income (Expense), Other, net
Total before tax	26	(12)	31	(20)
Tax expense (benefit)	(6)	5	(7)	8
Total, net of tax	$20	$(7)	$24	$(12)
Total reclassifications for the period	$1,202	$1,085	$2,641	$1,748

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2018 and 2017 is as follows:

Three months ended June 30, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(5,995)	$(75,440)	$(1,020)	$(82,455)
Other comprehensive income before reclassifications, net of tax	8,595	—	147	8,742
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	668	514	20	1,202
Net current-period other comprehensive income	9,263	514	167	9,944
Ending balance	$3,268	$(74,926)	$(853)	$(72,511)

Three months ended June 30, 2017	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(26)	$(108,734)	$(276)	$(109,036)
Other comprehensive income before reclassifications, net of tax	1,559	—	39	1,598
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(298)	1,390	(7)	1,085
Net current-period other comprehensive income	1,261	1,390	32	2,683
Ending balance	$1,235	$(107,344)	$(244)	$(106,353)

Six months ended June 30, 2018	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,249	$(75,953)	$(560)	$(75,264)
Other comprehensive income (loss) before reclassifications, net of tax	429	—	(317)	112
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,590	1,027	24	2,641
Net current-period other comprehensive income (loss)	2,019	1,027	(293)	2,753
Ending balance	$3,268	$(74,926)	$(853)	$(72,511)

Six months ended June 30, 2017	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	(4,785)	47	130	(4,608)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,051)	2,811	(12)	1,748
Net current-period other comprehensive income (loss)	(5,836)	2,858	118	(2,860)
Ending balance	$1,235	$(107,344)	$(244)	$(106,353)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2018 and 2017, anti-dilutive shares excluded from the calculation of diluted earnings per share were immaterial.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except for per share data)
Numerator:
Net Income	$79,480	$76,894	$108,022	$110,540
Denominator:
Weighted average common stock shares outstanding - Basic	50,776	53,626	50,915	53,595
Assumed exercise of stock options and awards	102	288	123	353
Weighted average common stock shares outstanding - Diluted	50,878	53,914	51,038	53,948
Net Income Per Share
Basic	$1.57	$1.43	$2.12	$2.06
Diluted	$1.56	$1.43	$2.12	$2.05

Stock Repurchase Program

In November 2017, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $100 million of its outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to further modification or termination at any time. The Company spent $2.5 million and $22.8 million to repurchase and retire approximately 65 thousand shares and 614 thousand shares of the Company's common stock in open market transactions during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the Company had $77.2 million remaining to spend under its stock repurchase program.

Dividends

During the three months ended March 31, 2018 and June 30, 2018, the Company declared and paid cash dividends of $0.12 per share, totaling $12.2 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Geographic Information	(in thousands)
Domestic	$528,476	$501,724	$1,020,678	$952,521
Pacific	186,971	168,392	360,181	323,804
Total operating revenue	$715,447	$670,116	$1,380,859	$1,276,325
Passenger & Other revenue - Generally, the Company’s contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company often charges additional fees for items such as baggage and in-flight entertainment. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights, is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost in other revenue. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$618,406	$590,527	$1,196,361	$1,124,581
Frequent flyer revenue, transportation component	36,756	33,479	70,401	63,177
Passenger Revenue	$655,162	$624,006	$1,266,762	$1,187,758

Other revenue (e.g. cargo and other miscellaneous)	$41,539	$33,894	$80,229	$66,035
Frequent flyer revenue, marketing and brand component	18,746	12,216	33,868	22,532
Other Revenue	$60,285	$46,110	$114,097	$88,567
For the three months ended June 30, 2018 and 2017, the Company's total revenue was $715.4 million and $670.1 million, respectively. As of June 30, 2018 and December 31, 2017, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $536.3 million and $422.6 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the three months ended June 30, 2018 and 2017, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $293.1 million and $294.5 million, respectively. During the six months ended June 30, 2018 and 2017, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $332.5 million and $295.9 million, respectively.

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
Frequent Flyer Revenue - Hawaiian's frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. ASC 606 requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel or other award is used by the passenger, at which time it is included in passenger revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. On a quarterly basis, the Company calculates the equivalent ticket value (ETV) by analyzing the fares of similar tickets for the prior 12 months, considering cabin class and geographic region.
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

During the first quarter of 2018, we amended our partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our Barclay's co-branded cardholders.

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. The Company sells mileage credits to companies participating in the frequent flyer program, who in turn issue those miles to customers based on the volume of spend, making the majority of the transaction price variable. To determine the total estimated transaction price, the Company forecasts future credit card activity using historical information.

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

The Company's frequent flyer liability is recorded within two balance sheet accounts, Air traffic liability (short-term) and Other liabilities and deferred credits (long-term) based on estimated and expected redemption patterns using historical data and analysis. As of June 30, 2018 and December 31, 2017, the Company's contract liability balance was $372.2 million and $321.9 million, respectively.

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
Costs to obtain or fulfill a contract - In order for the Company to provide transportation to our customers we incur fulfillment costs which are generally: booking fees, credit card fees, and commission/selling costs. As of June 30, 2018 and December 31, 2017, the Company's asset balance associated with these costs were $19.9 million and $16.7 million, respectively. During the three months ended June 30, 2018 and 2017, expenses related to these costs totaled to $23.8 million and $24.3 million, respectively. During the six months ended June 30, 2018 and 2017, expenses related to these costs totaled to $47.7 million and $46.8 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.

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

The following is a summary of short-term investments held as of June 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018	(in thousands)
Corporate debt	$154,333	$21	$(1,002)	$153,352
U.S. government and agency debt	55,081	—	(182)	54,899
Municipal bonds	16,684	—	(49)	16,635
Other fixed income securities	34,462	—	(35)	34,427
Total short-term investments	$260,560	$21	$(1,268)	$259,313

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(in thousands)
Corporate debt	$165,610	$8	$(535)	$165,083
U.S. government and agency debt	59,054	1	(215)	58,840
Municipal bonds	21,517	—	(104)	21,413
Other fixed income securities	23,973	1	(13)	23,961
Total short-term investments	$270,154	$10	$(867)	$269,297

Contractual maturities of short-term investments as of June 30, 2018 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$69,250	$84,102	$153,352
U.S. government and agency debt	44,011	10,888	54,899
Municipal bonds	9,643	6,992	16,635
Other fixed income securities	26,780	7,647	34,427
Total short-term investments	$149,684	$109,629	$259,313

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$175,486	$128,131	$47,355	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	259,313	—	259,313	—
Fuel derivative contracts:
Crude oil call options	28,216	—	28,216	—
Foreign currency derivatives	5,674	—	5,674	—
Total assets measured at fair value	$469,689	$129,131	$340,558	$—
Foreign currency derivatives	747	—	747	—
Total liabilities measured at fair value	$747	$—	$747	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$62,310	$27,807	$34,503	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	269,297	—	269,297	—
Fuel derivative contracts:
Crude oil call options	20,272	—	20,272	—
Jet fuel swaps	336	—	336	—
Foreign currency derivatives	4,300	—	4,300	—
Total assets measured at fair value	$357,515	$28,807	$328,708	$—
Foreign currency derivatives	1,713	—	1,713	—
Total liabilities measured at fair value	$1,713	$—	$1,713	$—

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

The table below presents the Company’s debt (excluding obligations under capital leases and financing obligations) measured at fair value:

Fair Value of Debt
June 30, 2018					December 31, 2017
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$495,504	$478,893	$—	$—	$478,893	$433,072	$444,099	$—	$—	$444,099

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2018, the Company primarily used crude oil call options and jet fuel swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2018	2017	2018	2017
	(in thousands)
Gains (losses) realized at settlement	$10,827	$(1,902)	$16,488	$687
Reversal of prior period unrealized amounts	(10,748)	3,441	(11,792)	(4,506)
Unrealized gains (losses) that will settle in future periods	18,873	(6,251)	18,873	(9,691)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$18,952	$(4,712)	$23,569	$(13,510)

Foreign Currency Exchange Rate Risk Management

The Company is subject to foreign currency exchange rate risk due to revenues and expenses that are denominated in foreign currencies, with the primary exposures being the Japanese Yen and Australian Dollar. To manage exchange rate risk, the Company executes its international revenue and expense transactions in the same foreign currency to the extent practicable. As discussed in Note 9 the Company also recently executed Japanese Yen denominated debt agreements.

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $3.6 million into earnings over the next 12 months from AOCI based on the values at June 30, 2018.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,987,750 Japanese Yen 51,428 Australian Dollars	June 2019	4,600	(558)	4,042
	Long-term prepayments and other	4,795,400 Japanese Yen 8,940 Australian Dollars	June 2020	810	(185)	625
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	1,216,250 Japanese Yen 4,489 Australian Dollars	September 2018	264	(4)	260
Fuel derivative contracts	Prepaid expenses and other	94,080 gallons	June 2019	28,216	—	28,216

Derivative position as of December 31, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,732,375 Japanese Yen 47,805 Australian Dollars	December 2018	3,737	(1,441)	2,296
	Long-term prepayments and other	4,666,700 Japanese Yen 9,180 Australian Dollars	December 2019	546	(195)	351
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	866,150 Japanese Yen 3,148 Australian Dollars	March 2018	17	(77)	(60)
Fuel derivative contracts	Prepaid expenses and other	94,332 gallons	December 2018	20,608	—	20,608

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Foreign currency derivatives	$(11,378)	$(2,505)	$884	$(480)	$—	$—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Foreign currency derivatives	$(569)	$7,705	$2,105	$(1,692)	$—	$—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of June 30, 2018 and December 31, 2017.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

As of June 30, 2018, the expected maturities of long-term debt for the remainder of 2018 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2018	$28,275
2019	81,023
2020	29,545
2021	56,509
2022	63,622
Thereafter	236,531
$495,505

During the three months ended June 30, 2018, the Company executed Japanese Yen denominated debt agreements for a total value of $86.5 million, which is collateralized by aircraft. The loans that were executed were each for a term of 12 years at fixed installment coupon rates of 1.01% and 1.05%. The fluctuation in foreign exchange rates at each balance sheet date is reflected within the nonoperating income (expense) line item. The foreign currency gain or loss for three months ended June 30, 2018 was de minimus.

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

As of June 30, 2018, the scheduled future minimum rental payments under operating and capital leases with non-cancellable basic terms of more than one year were as follows:

	Capital & Financing Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining in 2018	$9,675	$3,665	$53,421	$3,487
2019	19,350	6,561	98,327	6,735
2020	19,350	4,641	82,362	6,559
2021	19,350	4,566	66,259	6,669
2022	19,205	4,870	60,153	6,938
Thereafter	55,666	119,862	164,993	96,147
	142,596	144,165	$525,515	$126,535
Less amounts representing interest	(24,885)	(54,188)
Present value of minimum capital lease payments	$117,711	$89,977
11. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2018	2017	2018	2017
	(in thousands)
Service cost	$1,962	$3,813	$3,924	$7,626
Other cost:
Interest cost	5,009	7,259	10,018	14,518
Expected return on plan assets	(5,588)	(4,796)	(11,176)	(9,592)
Recognized net actuarial loss	680	2,287	1,360	4,574
Total other components of the net periodic benefit cost	101	4,750	202	9,500
Net periodic benefit cost	$2,063	$8,563	$4,126	$17,126

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item.

During each of the three and six months ended June 30, 2018, the Company made no contributions to its defined benefit and other postretirement plans as the Company is not required to make any further minimum contributions until 2019 due to the sufficiency of the plans' current position. During the three and six months ended June 30, 2017, the Company contributed $8.0 million and $14.4 million, respectively, to its defined benefit and other post-retirement plans.

In August 2017, the Company completed the termination of the Merged Pension plan by transferring the assets and liabilities to a third-party insurance company. At that time, the Company contributed a total of $18.5 million in cash to fully fund the plan. In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). In August 2017, the Company made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants.

12. Commitments and Contingent Liabilities

Commitments

As of June 30, 2018, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	11	9	Between 2018 and 2020

Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 13 below for discussion on the contract termination charge. In July 2018, the Company executed a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. The Company also intends to enter into additional related agreements in connection with the Boeing 787-9 purchases, including for the purchases of aircraft engines, a flight simulator, spare parts and materials and related services. The expected expenditures for the Boeing 787-9 aircraft and related parts are not reflected in the table below.

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of June 30, 2018 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2018	$207,042	$35,568	$242,610
2019	278,254	61,857	340,111
2020	47,978	56,483	104,461
2021	5,075	51,725	56,800
2022	5,075	51,922	56,997
Thereafter	38,067	216,069	254,136
	$581,491	$473,624	$1,055,115

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $1.0 million at each of June 30, 2018 and December 31, 2017.

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

13. Contract Terminations Expense and Special Items

Contract terminations expense

For the six months ended June 30, 2018, the Company terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:

In February 2018, the Company exercised its right to terminate the aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. To terminate the purchase agreement, the Company was obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. The Company recorded a contract terminations expense to reflect a portion of the termination penalty within the Consolidated Statements of Operations.

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

In March 2017, the Company received notice from ALPA that the agreement was ratified by ALPA's members. The agreement became effective April 1, 2017.  The agreement included, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the six months ended June 30, 2017, the Company expensed $18.7 million principally related to a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which was not recoverable once paid.

14. Income Taxes

The Company’s effective tax rate was 24.9% and 37.8% for the three months ended June 30, 2018 and 2017, respectively and 24.4% and 34.9% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three and six months ended June 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Act in December 2017. Management continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

15. Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended June 30,
	2018	2017
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$64,692	$—

16. Condensed Consolidating Financial Information

The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 16 as Subsidiary Issuer / Guarantor) of pass-through certificates, the Company (which is also referred to in this Note 16 as Parent Issuer / Guarantor) is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes issued by Hawaiian to purchase new aircraft.

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$713,127	$2,393	$(73)	$715,447
Operating Expenses:
Wages and benefits	—	171,555	—	—	171,555
Aircraft fuel, including taxes and delivery	—	153,026	—	—	153,026
Maintenance materials and repairs	—	59,468	1,502	—	60,970
Aircraft and passenger servicing	—	38,626	—	—	38,626
Commissions and other selling	—	31,863	25	(35)	31,853
Aircraft rent	—	29,865	—	—	29,865
Other rentals and landing fees	—	30,952	232	—	31,184
Depreciation and amortization	—	31,902	1,017	—	32,919
Purchased services	(2)	31,249	242	(15)	31,474
Other	2,099	37,435	1,536	(23)	41,047
Total	2,097	615,941	4,554	(73)	622,519
Operating Income (Loss)	(2,097)	97,186	(2,161)	—	92,928
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	81,099	—	—	(81,099)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(7,579)	(45)	—	(7,627)
Interest income	51	1,880	—	—	1,931
Capitalized interest	—	2,355	—	—	2,355
Gains on fuel derivatives	—	18,952	—	—	18,952
Other, net	—	(2,752)	—	—	(2,752)
Total	81,147	12,856	(45)	(81,099)	12,859
Income (Loss) Before Income Taxes	79,050	110,042	(2,206)	(81,099)	105,787
Income tax expense (benefit)	(430)	27,201	(464)	—	26,307
Net Income (Loss)	$79,480	$82,841	$(1,742)	$(81,099)	$79,480
Comprehensive Income (Loss)	$89,424	$92,785	$(1,742)	$(91,043)	$89,424

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$668,387	$1,837	$(108)	$670,116
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	102,774	—	—	102,774
Wages and benefits	—	154,660	—	—	154,660
Aircraft rent	—	34,183	370	—	34,553
Maintenance materials and repairs	—	52,137	429	—	52,566
Aircraft and passenger servicing	—	35,636	—	—	35,636
Commissions and other selling	18	32,151	19	(26)	32,162
Depreciation and amortization	—	26,919	953	—	27,872
Other rentals and landing fees	—	27,438	—	—	27,438
Purchased services	177	27,646	247	(15)	28,055
Special items	—	4,771	—	—	4,771
Other	1,308	31,001	547	(67)	32,789
Total	1,503	529,316	2,565	(108)	533,276
Operating Income (Loss)	(1,503)	139,071	(728)	—	136,840
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	77,574	—	—	(77,574)	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,711)	—	—	(7,711)
Interest income	70	1,397	—	—	1,467
Capitalized interest	—	2,082	—	—	2,082
Losses on fuel derivatives	—	(4,712)	—	—	(4,712)
Other, net	—	(4,317)	—	—	(4,317)
Total	77,644	(13,261)	—	(77,574)	(13,191)
Income (Loss) Before Income Taxes	76,141	125,810	(728)	(77,574)	123,649
Income tax expense (benefit)	(756)	47,511	—	—	46,755
Net Income (Loss)	$76,897	$78,299	$(728)	$(77,574)	$76,894
Comprehensive Income (Loss)	$79,577	$80,985	$(728)	$(80,257)	$79,577

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,376,539	$4,520	$(200)	$1,380,859
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	286,472	—	—	286,472
Wages and benefits	—	340,264	—	—	340,264
Aircraft rent	—	61,765	—	—	61,765
Maintenance materials and repairs	—	116,962	2,149	—	119,111
Aircraft and passenger servicing	—	75,144	—	—	75,144
Commissions and other selling	(5)	63,821	45	(83)	63,778
Depreciation and amortization	—	63,177	1,987	—	65,164
Other rentals and landing fees	—	61,767	232	—	61,999
Purchased services	88	62,117	420	(30)	62,595
Contract termination expense	—	35,322	—	—	35,322
Other	3,680	74,558	1,901	(87)	80,052
Total	3,763	1,241,369	6,734	(200)	1,251,666
Operating Income (Loss)	(3,763)	135,170	(2,214)	—	129,193
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	110,909	—	—	(110,909)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(16,134)	(45)	—	(16,182)
Interest income	116	3,289	—	—	3,405
Capitalized interest	—	4,593	—	—	4,593
Gains on fuel derivatives	—	23,569	—	—	23,569
Other, net	(4)	(1,697)	5	—	(1,696)
Total	111,018	13,620	(40)	(110,909)	13,689
Income (Loss) Before Income Taxes	107,255	148,790	(2,254)	(110,909)	142,882
Income tax expense (benefit)	(767)	36,101	(474)	—	34,860
Net Income (Loss)	$108,022	$112,689	$(1,780)	$(110,909)	$108,022
Comprehensive Income (Loss)	$110,775	$115,442	$(1,780)	$(113,662)	$110,775

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,272,954	$3,583	$(212)	$1,276,325
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	206,312	—	—	206,312
Wages and benefits	—	305,713	—	—	305,713
Aircraft rent	—	67,318	370	—	67,688
Maintenance materials and repairs	—	109,430	2,540	—	111,970
Aircraft and passenger servicing	—	69,926	—	—	69,926
Commissions and other selling	24	61,814	38	(72)	61,804
Depreciation and amortization	—	53,436	1,904	—	55,340
Other rentals and landing fees	—	55,774	—	—	55,774
Purchased services	283	54,000	439	(30)	54,692
Special items	—	23,450	—	—	23,450
Other	2,460	61,454	982	(110)	64,786
Total	2,767	1,068,627	6,273	(212)	1,077,455
Operating Income (Loss)	(2,767)	204,327	(2,690)	—	198,870
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	111,306	—	—	(111,306)	—
Interest expense and amortization of debt discounts and issuance costs	—	(15,714)	—	—	(15,714)
Interest income	140	2,479	—	—	2,619
Capitalized interest	—	3,842	—	—	3,842
Losses on fuel derivatives	—	(13,510)	—	—	(13,510)
Other, net	—	(6,240)	—	—	(6,240)
Total	111,446	(29,143)	—	(111,306)	(29,003)
Income (Loss) Before Income Taxes	108,679	175,184	(2,690)	(111,306)	169,867
Income tax expense (benefit)	(1,860)	61,187	—	—	59,327
Net Income (Loss)	$110,539	$113,997	$(2,690)	$(111,306)	$110,540
Comprehensive Income (Loss)	$107,680	$111,136	$(2,690)	$(108,446)	$107,680

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Balance Sheets
June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,918	$306,679	$7,194	$—	$333,791
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	259,313	—	—	259,313
Accounts receivable, net	25	110,932	784	(248)	111,493
Spare parts and supplies, net	—	36,387	—	—	36,387
Prepaid expenses and other	181	99,056	78	—	99,315
Total	20,124	813,367	8,056	(248)	841,299
Property and equipment at cost	—	2,610,253	88,344	—	2,698,597
Less accumulated depreciation and amortization	—	(598,700)	(12,942)	—	(611,642)
Property and equipment, net	—	2,011,553	75,402	—	2,086,955
Long-term prepayments and other	—	183,013	263	—	183,276
Deferred tax assets, net	33,086	—	—	(33,086)	—
Goodwill and other intangible assets, net	—	120,407	924	—	121,331
Intercompany receivable	—	405,270	—	(405,270)	—
Investment in consolidated subsidiaries	1,261,977	—	—	(1,261,977)	—
TOTAL ASSETS	$1,315,187	$3,533,610	$84,645	$(1,700,581)	$3,232,861
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,178	$150,294	$2,038	$(248)	$153,262
Air traffic liability	—	707,724	4,345	—	712,069
Other accrued liabilities	—	143,728	275	—	144,003
Current maturities of long-term debt, less discount, and capital lease obligations	—	113,496	30	—	113,526
Total	1,178	1,115,242	6,688	(248)	1,122,860
Long-term debt and capital lease obligations	—	573,831	4,622	—	578,453
Intercompany payable	393,962	—	11,308	(405,270)	—
Other liabilities and deferred credits:					=sum(C32:I32)
Accumulated pension and other post-retirement benefit obligations	—	218,426	—	—	218,426
Other liabilities and deferred credits	—	256,798	1,113	—	257,911
Deferred tax liabilities, net	—	168,250	—	(33,086)	135,164
Total	—	643,474	1,113	(33,086)	611,501
Shareholders’ equity	920,047	1,201,063	60,914	(1,261,977)	920,047
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,315,187	$3,533,610	$84,645	$(1,700,581)	$3,232,861

Condensed Consolidating Balance Sheets
December 31, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,405	$125,861	$7,687	$—	$190,953
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	269,297	—	—	269,297
Accounts receivable, net	25	139,008	1,455	(209)	140,279
Spare parts and supplies, net	—	35,361	—	—	35,361
Prepaid expenses and other	171	78,933	82	—	79,186
Total	57,601	649,460	9,224	(209)	716,076
Property and equipment at cost	—	2,326,249	74,562	—	2,400,811
Less accumulated depreciation and amortization	—	(546,831)	(11,717)	—	(558,548)
Property and equipment, net	—	1,779,418	62,845	—	1,842,263
Long-term prepayments and other	—	193,449	183	—	193,632
Deferred tax assets, net	31,845	—	—	(31,845)	—
Goodwill and other intangible assets, net	—	120,695	1,155	—	121,850
Intercompany receivable	—	392,791	—	(392,791)	—
Investment in consolidated subsidiaries	1,137,941	—	—	(1,137,941)	—
TOTAL ASSETS	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$138,818	$1,574	$(209)	$140,805
Air traffic liability	—	584,366	4,727	—	589,093
Other accrued liabilities	32	147,211	350	—	147,593
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,470	—	—	59,470
Total	654	929,865	6,651	(209)	936,961
Long-term debt and capital lease obligations	—	511,201	—	—	511,201
Intercompany payable	381,608	—	11,183	(392,791)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	220,788	—	—	220,788
Other liabilities and deferred credits	—	224,500	1,105	—	225,605
Deferred tax liabilities, net	—	165,986	—	(31,845)	134,141
Total	—	611,274	1,105	(31,845)	580,534
Shareholders’ equity	845,125	1,083,473	54,468	(1,137,941)	845,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,603)	$375,052	$1,312	$—	$373,761
Cash Flows From Investing Activities:
Net payments to affiliates	(8,700)	(8,721)	—	17,421	—
Additions to property and equipment, including pre-delivery deposits	—	(247,607)	(10,505)	—	(258,112)
Proceeds from disposition of property and equipment	—	987	—	—	987
Purchases of investments	—	(110,092)	—	—	(110,092)
Sales of investments	—	119,236	—	—	119,236
Net cash used in investing activities	(8,700)	(246,197)	(10,505)	17,421	(247,981)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and capital lease obligations	—	(30,047)	—	—	(30,047)
Debt issuance costs	—	(889)	—	—	(889)
Dividend payments	(12,238)	—	—	—	(12,238)
Net payments from affiliates	8,721	—	8,700	(17,421)	—
Repurchases of common stock	(22,745)	—	—	—	(22,745)
Other	78	(3,601)	—	—	(3,523)
Net cash provided by (used in) financing activities	(26,184)	51,963	8,700	(17,421)	17,058
Net increase (decrease) in cash and cash equivalents	(37,487)	180,818	(493)	—	142,838
Cash, cash equivalents, & restricted cash - Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, & restricted cash - End of Period	$19,918	$307,679	$7,194	$—	$334,791

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,498)	$339,242	$(1,304)	$—	$335,440
Cash Flows From Investing Activities:
Net payments to affiliates	—	(7,960)	—	7,960	—
Additions to property and equipment, including pre-delivery deposits	—	(94,250)	(2,028)	—	(96,278)
Proceeds from disposition of property and equipment	—	33,511	—	—	33,511
Purchases of investments	—	(107,533)	—	—	(107,533)
Sales of investments	—	125,881	—	—	125,881
Net cash used in investing activities	—	(50,351)	(2,028)	7,960	(44,419)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(30,484)	—	—	(30,484)
Net payments from affiliates	7,960	—	—	(7,960)	—
Repurchases of Common Stock	(4,299)	—	—	—	(4,299)
Other	86	(7,621)	—	—	(7,535)
Net cash provided by (used in) financing activities	3,747	(38,105)	—	(7,960)	(42,318)
Net increase (decrease) in cash and cash equivalents	1,249	250,786	(3,332)	—	248,703
Cash, cash equivalents, & restricted cash - Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, & restricted cash - End of Period	$68,878	$505,771	$5,045	$—	$579,694

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2018; our expected fleet as of June 30, 2019; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the “Neighbor Island” routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the “North America” routes and collectively with the Neighbor Island routes, referred to as our “Domestic” routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the “International” routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of April 2018, the latest available data. As of June 30, 2018, we had 7,142 active employees.

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

Financial Highlights

•	GAAP net income in the second quarter of $79.5 million, or $1.56 per diluted share.

•	Adjusted net income in the second quarter of $73.3 million, or $1.44 per diluted share.

•	Pre-tax margin for the second quarter of 14.8%.

•	Unrestricted cash and cash equivalents and short-term investments of $593.1 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

Looking ahead, industry capacity increases in North America and certain parts of our International network are expected to continue through the third quarter of 2018. We expect our available seat miles during the three months ending September 30, 2018 to increase by 7.5% to 9.5% from the prior year period, while we expect operating revenue per available seat mile to be down 1.5% to up 1.5%. We expect operating cost per available seat mile during the three months ending September 30, 2018 to increase by 6.8% to 10.3% compared to the prior year period.

Partnerships

Together with Japan Airlines, we filed an application with the U.S. Department of Transportation (DOT) and Japan's Ministry of Land, Infrastructure, Transport and Tourism (MLIT) seeking antitrust immunity to create a joint venture that promises significant consumer benefits and the opportunity for service expansion. The joint venture will build upon the board codeshare partnership the two carriers initiated in March 2018.

Fleet Summary

In July 2018, we announced the execution of a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. We expect those aircraft to be delivered starting in 2021 and, thus, they are not reflected in the table below. The table below summarizes our total fleet as of June 30, 2017 and 2018, and expected fleet as of June 30, 2019 (based on existing executed agreements):

	June 30, 2017			June 30, 2018			June 30, 2019
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	11	12	23	11	13	24	11	13	24
A321neo	—	—	—	1	5	6	2	12	14
767-300	4	4	8	4	4	8	—	—	—
717-200	5	15	20	5	15	20	5	15	20
ATR 42-500 (1)	—	3	3	—	4	4	—	4	4
ATR 72-200 (3)	—	3	3	—	3	3	—	3	3
Total	20	37	57	21	44	65	18	47	65

(1)	The ATR 42-500 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

(3) The ATR 72-200 turboprop aircraft are used for our cargo operations.

Results of Operations

For the three months ended June 30, 2018, we generated net income of $79.5 million, or $1.56 per diluted share, compared to net income of $76.9 million, or $1.43 per diluted share, for the same period in 2017. For the six months ended June 30, 2018, we generated net income of $108.0 million, or $2.12 per diluted share, compared to net income of $110.5 million, or $2.05 per diluted share, for the same period in 2017. During the first quarter of 2018, we extended our partnership with Barclaycard US, Hawaiian's co-branded credit card partner. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our cardholders.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	3,018		2,885		5,909		5,588
Revenue passenger miles (RPM)	4,333,125		4,099,122		8,363,783		7,896,847
Available seat miles (ASM)	5,019,962		4,735,335		9,751,275		9,256,433
Passenger revenue per RPM (Yield)	15.12	¢	15.22	¢	15.15	¢	15.04	¢
Passenger load factor (RPM/ASM)	86.3%		86.6%		85.8%		85.3%
Passenger revenue per ASM (PRASM)	13.05	¢	13.18	¢	12.99	¢	12.83	¢
Total Operations (a) :
Revenue passengers flown	3,018		2,886		5,910		5,590
RPM	4,333,178		4,099,261		8,363,961		7,897,754
ASM	5,020,026		4,735,491		9,751,523		9,257,844
Operating revenue per ASM (RASM)	14.25	¢	14.15	¢	14.16	¢	13.79	¢
Operating cost per ASM (CASM)	12.40	¢	11.26	¢	12.84	¢	11.64	¢
CASM excluding aircraft fuel, contract terminations expense, and special items (b)	9.35	¢	8.99	¢	9.54	¢	9.16	¢
Aircraft fuel expense per ASM (c)	3.05	¢	2.17	¢	2.94	¢	2.23	¢
Revenue block hours operated	51,477		47,569		100,223		92,574
Gallons of aircraft fuel consumed	68,627		64,506		133,906		126,244
Average cost per gallon of aircraft fuel (actual) (c)	$2.23		$1.59		$2.14		$1.63

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and six months ended June 30, 2018, operating revenue increased by $45.3 million, or 6.8%, and $104.5 million, or 8.2%, respectively, as compared to the prior year periods, driven by increased passenger revenue and is discussed further below:

Passenger revenue

For the three and six months ended June 30, 2018, passenger revenue increased by $31.2 million, or 5.0%, and $79.0 million, or 6.7%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended June 30, 2018 as compared to three months ended June 30, 2017				Six months ended June 30, 2018 as compared to six months ended June 30, 2017
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$14.1	(3.4)%	6.5%	8.3%	$48.0	(1.2)%	6.6%	8.4%
International	17.1	7.6	4.0	1.9	31.0	6.1	4.6	—
Total scheduled	$31.2	(0.7)%	5.7%	6.0%	$79.0	0.7%	5.9%	5.3%

Domestic

For the three and six months ended June 30, 2018, revenue on our domestic routes increased by $14.1 million, or 2.9%, and $48.0 million, or 5.3%, respectively, as compared to the prior year periods. The increase was due to an increase in overall passengers flown in our North America routes of 7.4% and 7.1% for the three and six months ended June 30, 2018, respectively, partially offset by a slight decrease in average fare prices. During the year we expanded our operations and now have direct routes that go between Maui, Hawaii and Portland, Oregon (January 2018), Kona, Hawaii and Los Angeles, California (March 2018), Lihue, Hawaii and Los Angeles, California (May 2017), Honolulu, Hawaii and Long Beach, California (May 2018), and Maui, Hawaii and San Diego, California (June 2018).

International

For the three and six months ended June 30, 2018, revenue on our international routes increased by $17.1 million, or 11.9%, and $31.0 million, or 10.9%, respectively, as compared to the prior year periods. During the three months ended June 30, 2018, the overall passengers flown increased by 4.1% and average fares increased by 8.0% as compared to the prior year period. During the six months ended June 30, 2018, the overall passengers flow increased by 4.5% and average fares increased by 7.8% as compared to the prior year period.

Operating Expense

Operating expenses were $622.5 million and $533.3 million for the three months ended June 30, 2018 and 2017, respectively, and $1,251.7 million and $1,077.5 million for the six months ended June 30, 2018 and 2017, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2018, as compared to the prior year periods, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017		Increase / (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$16,895	10.9%	$34,551	11.3%
Aircraft fuel, including taxes and delivery	50,252	48.9	80,160	38.9
Maintenance, materials and repairs	8,404	16.0	7,141	6.4
Aircraft and passenger servicing	2,990	8.4	5,218	7.5
Commissions and other selling	(309)	(1.0)	1,974	3.2
Aircraft rent	(4,688)	(13.6)	(5,923)	(8.8)
Other rentals and landing fees	3,746	13.7	6,225	11.2
Depreciation and amortization	5,047	18.1	9,824	17.8
Purchased services	3,419	12.2	7,903	14.5
Contract terminations expense	—	—	35,322	100.0
Special items	(4,771)	(100.0)	(23,450)	(100.0)
Other	8,258	25.2	15,266	23.6
Total	$89,243	16.7%	$174,211	16.2%

Wages and benefits

Wages and benefits expense increased by $16.9 million, or 10.9%, and $34.6 million, or 11.3%, for the three and six months ended June 30, 2018, respectively as compared to the prior year periods. The wages and benefits for our pilots increased by $8.6 million and $18.7 million, respectively for the three and six months ended June 30, 2018 due to an increase in pilot headcount related to the induction of our Airbus A321neo fleet. In addition, employee benefits expenses, which includes health insurance costs, increased by $3.9 million and $7.5 million for the three and six months ended June 30, 2018, respectively. We have also increased the number of flight crew personnel and training events which relate to the induction of our Airbus A321neo fleet. Overall employee headcount increased 12.4% from June 30, 2017 to June 30, 2018.

Aircraft fuel

Aircraft fuel expense increased during the three and six months ended June 30, 2018, as compared to the prior year period, primarily due to the increase in the average fuel price per gallon and an increase in consumption as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$153,026	$102,774	48.9%	$286,472	$206,312	38.9%
Fuel gallons consumed	68,627	64,506	6.4%	133,906	126,244	6.1%
Average fuel price per gallon, including taxes and delivery	$2.23	$1.59	40.3%	$2.14	$1.63	31.3%

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

	Three months ended June 30,			Six months ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$153,026	$102,774	48.9%	$286,472	$206,312	38.9%
Realized losses (gains) on settlement of fuel derivative contracts	(10,827)	1,902	(669.2)%	(16,488)	(687)	2,300.0%
Economic fuel expense	$142,199	$104,676	35.8%	$269,984	$205,625	31.3%
Fuel gallons consumed	68,627	64,506	6.4%	133,906	126,244	6.1%
Economic fuel costs per gallon	$2.07	$1.62	27.8%	$2.02	$1.63	23.9%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Aircraft rent

Aircraft rent expense decreased by $4.7 million, or 13.6% and $5.9 million, or 8.8%, for the three and six months ended June 30, 2018, respectively as compared to the prior year periods. As described below under Contract terminations expense during the first quarter of 2018, we entered into a transaction with a lessor to early terminate three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. As we now own these aircraft, the amount of aircraft rent expense has been reduced.

Depreciation and amortization

Depreciation and amortization expense increased by $5.0 million, or 18.1%, and $9.8 million, or 17.8%, for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods, due to the increase in the number of owned aircraft, specifically the addition of an Airbus A330-200, five Airbus A321neo aircraft, as well as the three Boeing 767-300's in our fleet.

Contract terminations expense

During the six months ended June 30, 2018, we terminated two contracts which incurred a total of $35.3 million in expense. The transactions are described below:

In February 2018, we exercised our right to terminate the aircraft purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. To terminate the purchase agreement, we were obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. We recorded a contract terminations expense to reflect a portion of the termination penalty within our Consolidated Statements of Operations.

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

In March 2017, we received notice from ALPA that the contract agreement was ratified by ALPA's members. The agreement became effective April 1, 2017. The agreement included, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the six months ended June 30, 2017, we expensed $18.7 million principally related to a one-time payment to reduce our future 401K employer contribution for certain pilot groups, which was not recoverable once paid.

Other expenses

Other expenses increased by $8.3 million, or 25.2%, and $15.3 million or 23.6%, for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods. During the period, there was an increase in personnel related expenses for our crew members (e.g. meals, lodging, etc.) due to the increased flying. Other components of our Other expense line item include, but are not limited to: communication costs, professional and technical fees, insurance costs, legal fees, and other miscellaneous expenses.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $26.1 million, or 197.5%, and $42.7 million, or 147.2% for the three and six months ended June 30, 2018, respectively, as compared to the prior year periods. The decrease in expense was due to a $23.7 million and $37.1 million gain on fuel derivatives for the three and six months ended June 30, 2018, respectively. As described in Note 9 to our Consolidated Financial Statements, during the quarter we originated debt denominated in a foreign currency. The fluctuation in foreign exchange rates at each balance sheet date is reflected within the nonoperating income (expense) line item. The foreign currency fluctuation for the three months ended June 30, 2018 was not material.

Income Taxes

Our effective tax rate was 24.9% and 37.8% for the three months ended June 30, 2018 and 2017, respectively and 24.4% and 34.9% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three and six months ended June 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act) in December 2017. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed later in 2018.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of June 30, 2018, we had $333.8 million in cash and cash equivalents and $259.3 million in short-term investments, an increase of $132.9 million from December 31, 2017.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and finance our aircraft acquisitions through secured debt and lease financings. At June 30, 2018, we had approximately $692.0 million of debt and capital lease obligations, including approximately $113.5 million classified as a current liability in our unaudited Consolidated Balance Sheets. See the Contractual Obligations table below for a description of our estimated contractual obligations as of June 30, 2018.

We also have access to a secured revolving credit and letter of credit facility of $225 million, maturing in December 2019. As of June 30, 2018, we had no outstanding borrowings under the revolving credit facility. During the three months ended June 30, 2018, we executed multiple foreign-denominated debt agreements for a total principal value of $86.5 million, which is collateralized by aircraft.

Cash Flows

Net cash provided by operating activities was $373.8 million for the six months ended June 30, 2018 primarily due to $108.0 million in net income, increase of $123.0 million in air traffic liability, and a decrease of $21.7 million in accounts receivables.

Net cash used in investing activities was $248.0 million for the six months ended June 30, 2018 due to purchases of property and equipment, specifically the purchase of three Airbus A321neo's along with progress payments on flight equipment during the year.

Net cash provided by financing activities was $17.1 million for the six months ended June 30, 2018, due to the origination of $86.5 million in debt offset by $22.8 million of repurchases of our common stock in the period, $30.1 million in repayments of our long-term debt and lease obligations, and $12.2 million in dividend payments during the year.

Capital Commitments

As of June 30, 2018, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	11	9	Between 2018 and 2020

Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019

In the first quarter of 2018, we exercised our right to terminate the aircraft purchase agreement between us and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. In July 2018, we executed a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. We also intend to enter into additional related agreements in connection with the Boeing 787-9 purchases, including for the purchases of aircraft engines, a flight simulator, spare parts and materials and related services.

Committed expenditures for these aircraft (excluding the Boeing 787-9's), engines and related flight equipment approximates $207 million for the remainder of 2018, $278 million in 2019, $48 million in 2020, $5 million in 2021, $5 million in 2022 and $38 million thereafter.

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

Stock Repurchase Program and Dividends

In November 2017, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to further modification or termination at any time. We spent $2.5 million and $22.8 million to repurchase and retire approximately 65 thousand shares and 614 thousand shares of the Company's common stock in open market transactions during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had $77.2 million remaining to spend under our stock repurchase program.

During the three months ended June 30, 2018, we declared and paid cash dividends of $0.12 per share, or $6.1 million, which was paid on May 25, 2018, to stockholders of record as of May 11, 2018.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $1.0 million as of each of June 30, 2018 and December 31, 2017.

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

Pension and Postemployment Benefit Plan Funding

During the three and six months ended June 30, 2018, we did not contribute to our defined benefit and other post-retirement plans. During the three and six months ended June 30, 2017, we contributed $8.0 million and $14.4 million, respectively, to our defined benefit and other post-retirement plans. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. For a detailed discussion of the application of our critical accounting policies, see Note 2 herein, "Significant Accounting Policies," and the section, titled “Critical Accounting Policies and Estimates,” and Note 1, “Summary of Significant Accounting Policies,” to our Consolidated Financial Statements for the year ended December 31, 2017, each included in our Annual Report on Form 10-K, Updates to those policies since the issuance of our 2017 Annual Report are below.

We adopted ASC 606 as of January 1, 2018, utilizing the full retrospective option. The adoption of the standard has had a significant impact on our financial statements and our critical accounting policies. See Note 2 and Note 5 to our Consolidated Financial Statements above for additional information including estimated quantification of the overall effect. A summary of our significant critical accounting policies as it pertains to the adoption is below.

Revenue Recognition
HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. ASC 606 requires us to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel or other award is used by the passenger, at which time it is included in passenger revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. On a quarterly basis, we calculate the equivalent ticket value (ETV) by analyzing the fares of similar tickets for the prior 12 months, considering cabin class and geographic region.
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

Contractual Obligations

Our estimated contractual obligations as of June 30, 2018 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2018	2019 - 2020	2021 - 2022	2023 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$867,242	$51,604	$190,365	$189,849	$435,424
Operating leases—aircraft and related equipment (2)	525,515	53,421	180,689	126,412	164,993
Operating leases—non-aircraft	126,533	3,487	13,293	13,606	96,147
Purchase commitments - Capital (3)	581,490	207,042	326,232	10,151	38,065
Purchase commitments - Operating (4)	473,624	35,568	118,340	103,648	216,068
Projected employee benefit contributions (5)	34,890	—	34,890	—	—
Total contractual obligations	$2,609,294	$351,122	$863,809	$443,666	$950,697

(1)
Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, one Airbus A321neo aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for ten Airbus A330-200 aircraft, four Boeing 767-300 aircraft, three Boeing 717-200 aircraft, and one Airbus A321neo aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment (which excludes the Boeing 787-9's).

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

•
Unrealized loss (gain) on foreign debt is based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements we executed during the three months ended June 30, 2018. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

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

•
For the six months ended June 30, 2018, we terminated two contracts which incurred a total of $35.3 million in contract terminations expense. In February 2018, we exercised our right to terminate the purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. We recorded a contract terminations expense to reflect a portion of the termination penalty. In January 2018, we entered into a transaction with our lessor to early terminate and purchase three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the leases and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a lease termination fee. The expensed amount represents the total purchase price over fair value of the aircraft purchased as of the date of the transaction.

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income, as reported	$79,480	$1.56	$76,894	$1.43	$108,022	$2.12	$110,540	$2.05
Add: changes in fair value of derivative contracts	(8,125)	(0.16)	2,810	0.05	(7,081)	(0.14)	14,197	0.26
Add: unrealized loss (gain) on foreign debt	(64)	—	—	—	(64)	—	—	—
Add: contract terminations expense	—	—	—	—	35,322	$0.69	—	$—
Add: special items	—	—	4,771	0.09	—	—	23,450	0.43
Deduct: tax effect of adjustments	2,047	0.04	(2,764)	(0.05)	(7,045)	(0.14)	(13,764)	(0.26)
Adjusted net income	$73,338	$1.44	$81,711	$1.52	$129,154	$2.53	$134,423	$2.48

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, contract terminations expense, and special items, are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$622,519	$533,276	$1,251,666	$1,077,455
Less: aircraft fuel, including taxes and delivery	(153,026)	(102,774)	(286,472)	(206,312)
Less: contract terminations expense	$—	$—	$(35,322)	$—
Less: special items	$—	$(4,771)	$—	$(23,450)
Adjusted operating expenses - excluding aircraft fuel, contract terminations expense, and special items	$469,493	$425,731	$929,872	$847,693
Available Seat Miles	5,020,026	4,735,491	9,751,523	9,257,844
CASM - GAAP	12.40 ¢	11.26 ¢	12.84 ¢	11.64 ¢
Less: aircraft fuel	(3.05)	(2.17)	(2.94)	(2.23)
Less: contract terminations expense	—	—	(0.36)	—
Less: special items	—	(0.10)	—	(0.25)
CASM - excluding aircraft fuel, contract terminations expense, and special items	9.35 ¢	8.99 ¢	9.54 ¢	9.16 ¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 25% and 23% of our operating expenses for the three and six months ended June 30, 2018, respectively, and 19% for each of the three and six months ended June 30, 2017. Approximately 72% of our fuel was based on Singapore jet fuel prices, 25% was based on U.S. West Coast jet fuel prices, and 3% was based on other jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2018, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.7 million.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and six months ended June 30, 2018, our fuel hedge program primarily consisted of crude oil call options and jet fuel swaps. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of June 30, 2018, we hedged approximately 47% of our projected fuel requirements for the remainder of 2018 with crude oil call options. As of June 30, 2018, the fair value of these fuel derivative agreements reflected a net asset of $28.2 million, which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures. We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of June 30, 2018, a change in interest rates is unlikely to have a material impact on our results of operations.

At June 30, 2018, we had $698.5 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $8.9 million as of June 30, 2018.

Foreign Currency

We have debt, generate revenues, and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2018 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $17.9 million and $4.6 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of June 30, 2018, the fair value of our foreign currency forward contracts reflected a net asset of $4.3 million and $0.6 million recorded in Prepaid expenses and other (short-term) and Long-term prepayments and other (long-term), respectively, in our unaudited Consolidated Balance Sheets.

As we have foreign-denominated debt, the amount of debt owed will be impacted by the fluctuations in Japanese Yen. A 10% decrease in the value of the U.S. dollar, relative to the Japanese Yen, would result in a increase of our losses by approximately $9.6 million.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2018:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
April 1, 2018 - April 30, 2018	—	$—	—
May 1, 2018 - May 31, 2018	—	—	—
June 1, 2018 - June 30, 2018	65,389	38.23	65,389
Total	65,389		65,389	$77.2

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

12	Computation of ratio of earnings to fixed charges for the six months ended June 30, 2018 and years ended December 31, 2017, 2016, 2015, 2014 and 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 25, 2018	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)