Form 10-Q
period 2018-09-30
HAWAIIAN HOLDINGS INC
filed 2018-10-24
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 19, 2018, 49,403,496 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017 (a)	2018	2017 (a)
	(unaudited)
Operating Revenue:
Passenger	$697,232	$668,643	$1,963,994	$1,856,401
Other	61,855	47,573	175,952	136,140
Total	759,087	716,216	2,139,946	1,992,541
Operating Expenses:
Wages and benefits	176,642	161,059	516,906	466,772
Aircraft fuel, including taxes and delivery	162,932	110,111	449,404	316,423
Maintenance, materials and repairs	57,118	49,396	176,229	161,366
Aircraft and passenger servicing	42,063	37,533	117,207	107,459
Aircraft rent	31,768	35,195	93,533	102,883
Commissions and other selling	32,704	33,163	96,482	94,967
Other rentals and landing fees	33,227	30,989	95,226	86,763
Depreciation and amortization	36,373	28,447	101,537	83,787
Purchased services	32,509	24,736	95,104	79,428
Contract terminations expense	—	—	35,322	—
Special items	—	—	—	23,450
Other	37,925	36,585	117,977	101,371
Total	643,261	547,214	1,894,927	1,624,669
Operating Income	115,826	169,002	245,019	367,872
Nonoperating Income (Expense):
Other nonoperating special items	—	(50,202)	—	(50,202)
Interest expense and amortization of debt discounts and issuance costs	(8,446)	(7,578)	(24,628)	(23,292)
Gains (losses) on fuel derivatives	3,495	3,282	27,064	(10,228)
Interest income	3,124	1,861	6,529	4,480
Capitalized interest	1,821	2,416	6,414	6,258
Other, net	937	(3,892)	(759)	(10,132)
Total	931	(54,113)	14,620	(83,116)
Income Before Income Taxes	116,757	114,889	259,639	284,756
Income tax expense	23,215	43,267	58,075	102,594
Net Income	$93,542	$71,622	$201,564	$182,162
Net Income Per Common Stock Share:
Basic	$1.85	$1.35	$3.97	$3.41
Diluted	$1.84	$1.34	$3.96	$3.39
Weighted Average Number of Common Stock Shares Outstanding:
Basic	50,594	53,185	50,807	53,456
Diluted	50,731	53,509	50,935	53,799
Cash Dividends Declared Per Common Stock Share	$0.12	$—	$0.36	$—

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2018	2017 (a)
	(unaudited)
Net Income	$93,542	$71,622
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $146 and $15,247 for 2018 and 2017, respectively	641	25,042
Net change in derivative instruments, net of tax expense of $1,396 and net of tax benefit of $198 for 2018 and 2017, respectively	4,292	(326)
Net change in available-for-sale investments, net of tax expense of $53 and $43 for 2018 and 2017, respectively	167	70
Total other comprehensive income	5,100	24,786
Total Comprehensive Income	$98,642	$96,408

	Nine Months Ended September 30,
	2018	2017 (a)
	(unaudited)
Net Income	$201,564	$182,162
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $478 and $17,040 for 2018 and 2017, respectively	1,668	27,900
Net change in derivative instruments, net of tax expense of $2,050 and net of tax benefit of $3,756 for 2018 and 2017, respectively	6,311	(6,162)
Net change in available-for-sale investments, net of tax benefit of $42 and net of tax expense of $115 for 2018 and 2017, respectively	(126)	188
Total other comprehensive income	7,853	21,926
Total Comprehensive Income	$209,417	$204,088

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2018	December 31, 2017 (a)
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$346,041	$190,953
Restricted cash	—	1,000
Short-term investments	245,307	269,297
Accounts receivable, net	126,534	140,279
Spare parts and supplies, net	32,646	35,361
Prepaid expenses and other	95,292	79,186
Total	845,820	716,076
Property and equipment, less accumulated depreciation and amortization of $631,180 and $558,548 as of September 30, 2018 and December 31, 2017, respectively	2,116,204	1,842,263
Other Assets:
Long-term prepayments and other	187,860	193,632
Intangible assets, less accumulated amortization of $22,340 and $21,561 as of September 30, 2018 and December 31, 2017, respectively	14,408	15,187
Goodwill	106,663	106,663
Total Assets	$3,270,955	$2,873,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,209	$140,805
Air traffic liability	653,113	589,093
Other accrued liabilities	136,820	147,593
Current maturities of long-term debt and capital lease obligations	105,451	59,470
Total	1,036,593	936,961
Long-Term Debt and Capital Lease Obligations	612,583	511,201
Other Liabilities and Deferred Credits:
Accumulated pension and other post-retirement benefit obligations	169,484	220,788
Other liabilities and deferred credits	280,199	225,605
Deferred tax liability, net	188,895	134,141
Total	638,578	580,534
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 49,961,321 and 51,173,453 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	500	512
Capital in excess of par value	127,621	126,743
Accumulated income	922,491	793,134
Accumulated other comprehensive loss, net	(67,411)	(75,264)
Total	983,201	845,125
Total Liabilities and Shareholders’ Equity	$3,270,955	$2,873,821

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
Net cash provided by Operating Activities	$444,080	$295,477
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(386,098)	(212,535)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	117,143	33,511
Purchases of investments	(159,648)	(171,485)
Sales of investments	182,816	183,930
Net cash used in investing activities	(245,787)	(166,579)
Cash flows from Financing Activities:
Long-term borrowings	86,500	—
Repayments of long-term debt and capital lease obligations	(53,741)	(52,463)
Dividend payments	(18,327)	—
Debt issuance costs	(1,108)	(188)
Repurchases of common stock	(53,894)	(50,486)
Other	(3,635)	(7,703)
Net cash used in financing activities	(44,205)	(110,840)
Net increase in cash and cash equivalents	154,088	18,058
Cash, cash equivalents, and restricted cash - Beginning of Period	191,953	330,991
Cash, cash equivalents, and restricted cash - End of Period	$346,041	$349,049

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

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and created Accounting Standards Codification (ASC) Topic 606 (ASC 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

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

Restated financial statement information, which reflects the adoption of the ASC 606 is below:

	Three Months Ended September 30, 2017
	As Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$634,475	$34,168	$668,643
Other	85,084	(37,511)	47,573
Total	$719,559	$(3,343)	$716,216
Operating Expenses	545,808	1,406	547,214
Operating Income	173,751	(4,749)	169,002
Nonoperating Income (Expense)	(54,113)	—	(54,113)
Income tax expense	45,072	(1,805)	43,267
Net Income	$74,566	$(2,944)	$71,622
Net Income Per Common Stock Share:
Basic	$1.40	$(0.05)	$1.35
Diluted	$1.39	$(0.05)	$1.34

	Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$1,765,275	$91,126	$1,856,401
Other	243,804	(107,664)	136,140
Total	$2,009,079	$(16,538)	$1,992,541
Operating Expenses	1,625,485	(816)	1,624,669
Operating Income	383,594	(15,722)	367,872
Nonoperating Income (Expense)	(83,116)	—	(83,116)
Income tax expense	108,567	(5,973)	102,594
Net Income	$191,911	$(9,749)	$182,162
Net Income Per Common Stock Share:
Basic	$3.59	$(0.18)	$3.41
Diluted	$3.57	$(0.18)	$3.39

Select consolidated balance sheet line items, which reflect the adoption of the new standard are as follows:

	December 31, 2017
	Balance Sheet
	As Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Prepaid expenses and other	$65,196	$13,990	$79,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Air traffic liability	545,362	43,731	589,093
Other accrued liabilities	146,283	1,310	147,593
Noncurrent Liabilities:
Other liabilities and deferred credits	95,636	129,969	225,605
Deferred tax liability	174,344	(40,203)	134,141
Shareholders' Equity:
Accumulated income	913,951	(120,817)	793,134

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-02), which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect that the adoption of ASU 2017-12 will have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability in the statement of financial position for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses similar to the current ASC 840, Leases (Topic 840). ASU 2016-02 is effective for fiscal years, and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company currently plans to utilize the optional transition method for adoption of ASU 2016-02, which allows entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019, as required.

Under ASU 2016-02, the lease liability will be measured at the present value of remaining lease payments and the right-of-use asset will be derived from the calculation of the lease liability, adjusted for any historically recorded amounts under Topic 840 for rent leveling and certain other adjustments (ROU Asset). Lease payments, which are anticipated to be comparable to the minimum lease payments included in the Company's existing lease commitments disclosure, include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties and probable amounts the lessee will owe under a residual value guarantee. Lease payments exclude variable payments other than those based on an index or rate or any amount allocated to non-lease components. Variable lease payments will continue to be expensed as incurred. See Note 10 below which discusses the Company's undiscounted lease obligations as of September 30, 2018.

The Company is currently evaluating and implementing ASU 2016-02 and believes the most significant impact on its financial statements will be the consolidated balance sheet impact of recording the ROU Asset and lease liability for existing aircraft and engine operating leases. As of September 30, 2018, the Company will have 14 aircraft and 5 engines under operating lease in its fleet at the date of adoption, with an estimated net present value of future lease payments ranging between approximately $450.0 million to $500.0 million using current rates. The Company also has operating leases related to terminal operations, office, and hangar space, which are not included in the range provided. The Company is currently evaluating the impact of these leases on its consolidated balance sheet at adoption.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2018	2017	2018	2017
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$(1,080)	$(449)	$1,025	$(2,141)	Passenger revenue
Total before tax	(1,080)	(449)	1,025	(2,141)
Tax expense (benefit)	265	170	(250)	811
Total, net of tax	$(815)	$(279)	$775	$(1,330)
Amortization of defined benefit plan items
Actuarial loss	$730	$2,277	$1,978	$6,733	Nonoperating Income (Expense), Other, net
Prior service cost	56	65	168	185	Nonoperating Income (Expense), Other, net
Partial settlement and curtailment loss	—	15,001	—	15,001	Other nonoperating special items
Loss on plan termination	—	35,201	—	35,201	Other nonoperating special items
Total before tax	786	52,544	2,146	57,120
Tax benefit	(145)	(19,883)	(478)	(21,648)
Total, net of tax	$641	$32,661	$1,668	$35,472
Short-term investments
Realized losses (gain) on sales of investments, net	$21	$(6)	$52	$(26)	Nonoperating Income (Expense), Other, net
Total before tax	21	(6)	52	(26)
Tax expense (benefit)	(5)	2	(12)	10
Total, net of tax	$16	$(4)	$40	$(16)
Total reclassifications for the period	$(158)	$32,378	$2,483	$34,126

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2018 and 2017 is as follows:

Three months ended September 30, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,268	$(74,926)	$(853)	$(72,511)
Other comprehensive income before reclassifications, net of tax	5,107	—	151	5,258
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(815)	641	16	(158)
Net current-period other comprehensive income	4,292	641	167	5,100
Ending balance	$7,560	$(74,285)	$(686)	$(67,411)

Three months ended September 30, 2017	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,235	$(107,344)	$(244)	$(106,353)
Other comprehensive income (loss) before reclassifications, net of tax	(47)	(7,619)	74	(7,592)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(279)	32,661	(4)	32,378
Net current-period other comprehensive income (loss)	(326)	25,042	70	24,786
Ending balance	$909	$(82,302)	$(174)	$(81,567)

Nine months ended September 30, 2018	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,249	$(75,953)	$(560)	$(75,264)
Other comprehensive income (loss) before reclassifications, net of tax	5,536	—	(166)	5,370
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	775	1,668	40	2,483
Net current-period other comprehensive income (loss)	6,311	1,668	(126)	7,853
Ending balance	$7,560	$(74,285)	$(686)	$(67,411)

Nine months ended September 30, 2017	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$7,071	$(110,202)	$(362)	$(103,493)
Other comprehensive income (loss) before reclassifications, net of tax	(4,832)	(7,572)	204	(12,200)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,330)	35,472	(16)	34,126
Net current-period other comprehensive income (loss)	(6,162)	27,900	188	21,926
Ending balance	$909	$(82,302)	$(174)	$(81,567)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2018 and 2017, anti-dilutive shares excluded from the calculation of diluted earnings per share were immaterial.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except for per share data)
Numerator:
Net Income	$93,542	$71,622	$201,564	$182,162
Denominator:
Weighted average common stock shares outstanding - Basic	50,594	53,185	50,807	53,456
Assumed exercise of stock options and awards	137	324	128	343
Weighted average common stock shares outstanding - Diluted	50,731	53,509	50,935	53,799
Net Income Per Share
Basic	$1.85	$1.35	$3.97	$3.41
Diluted	$1.84	$1.34	$3.96	$3.39

Stock Repurchase Program

In April 2017, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through May 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations, which was completed in December 2017. In November 2017, the Company's Board of Directors approved a new stock repurchase program pursuant to which the Company may repurchase up to an additional $100 million of its outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to modification or termination at any time. The Company will repurchase shares of it's common stock subject to prevailing market conditions, and may discontinue such repurchases at any time. The Company spent $31.2 million and $53.9 million to repurchase and retire approximately 0.8 million shares and 1.4 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2018, respectively. The Company spent $46.2 million and $50.5 million to repurchase and retire approximately 1.1 million shares and 1.2 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, the Company had $46.1 million remaining to spend under its stock repurchase program.

Dividends

During the three months ended September 30, 2018, the Company declared a cash dividend of $0.12 per share for stockholders of record as of August 17, 2018, which was paid on August 31, 2018, totaling $6.1 million. During the nine months ended September 30, 2018, the Company paid total quarterly cash dividends of $18.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Geographic Information	(in thousands)
Domestic	$535,155	$520,510	$1,555,833	$1,473,031
Pacific	223,932	195,706	584,113	519,510
Total operating revenue	$759,087	$716,216	$2,139,946	$1,992,541
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$658,886	$631,604	$1,855,247	$1,756,185
Frequent flyer revenue, transportation component	38,346	37,039	108,747	100,216
Passenger Revenue	$697,232	$668,643	$1,963,994	$1,856,401

Other revenue (e.g. cargo and other miscellaneous)	$43,046	$34,996	$123,275	$101,031
Frequent flyer revenue, marketing and brand component	18,809	12,577	52,677	35,109
Other Revenue	$61,855	$47,573	$175,952	$136,140
For the three months ended September 30, 2018 and 2017, the Company's total revenue was $759.1 million and $716.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company's total revenue was $2.1 billion and $2.0 billion, respectively. As of September 30, 2018 and December 31, 2017, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $477.9 million and $422.6 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the three months ended September 30, 2018 and 2017, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $323.4 million and $322.7 million, respectively. During the nine months ended September 30, 2018 and 2017, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $357.4 million and $322.2 million, respectively.

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
The Company also sells mileage credits to companies participating in our frequent flyer program These contracts generally include multiple performance obligations, including the transportation that will ultimately be provided when the mileage credits are redeemed and marketing and brand related activities. The marketing and brand performance obligations are effectively provided each time a HawaiianMiles member uses the co-branded credit card and monthly access to customer lists and marketing is provided, which corresponds to the timing of when the Company issues or is obligated to issue the mileage credits to the HawaiianMiles member. Therefore, the Company recognizes revenue for the marketing and brand performance obligations when HawaiianMiles members use their co-brand credit card and the resulting mileage credits are issued to them, which best correlates with the Company’s performance in satisfying the obligation.

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

The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Other liabilities and deferred credits (long-term) in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of September 30, 2018 and December 31, 2017, the Company's contract liability balance was $372.6 million and $321.9 million, respectively.

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
Costs to obtain or fulfill a contract - In order for the Company to provide transportation to our customers we incur fulfillment costs which are generally: booking fees, credit card fees, and commission/selling costs. As of September 30, 2018 and December 31, 2017, the Company's asset balance associated with these costs were $17.9 million and $16.7 million, respectively. During the three months ended September 30, 2018 and 2017, expenses related to these costs totaled to $25.3 million and $25.1 million, respectively. During the nine months ended September 30, 2018 and 2017, expenses related to these costs totaled to $73.0 million and $72.0 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.

6. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated as current assets at fair value as these securities are available for use in current operations. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations. Unrealized gains and losses on available-for-sale debt securities are reflected as a component of Accumulated other comprehensive loss, net.

The following is a summary of short-term investments held as of September 30, 2018 and December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018	(in thousands)
Corporate debt	$145,256	$14	$(793)	$144,477
U.S. government and agency debt	49,850	—	(156)	49,694
Municipal bonds	13,503	—	(61)	13,442
Other fixed income securities	37,724	1	(31)	37,694
Total short-term investments	$246,333	$15	$(1,041)	$245,307

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(in thousands)
Corporate debt	$165,610	$8	$(535)	$165,083
U.S. government and agency debt	59,054	1	(215)	58,840
Municipal bonds	21,517	—	(104)	21,413
Other fixed income securities	23,973	1	(13)	23,961
Total short-term investments	$270,154	$10	$(867)	$269,297

Contractual maturities of short-term investments as of September 30, 2018 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$68,381	$76,096	$144,477
U.S. government and agency debt	49,694	—	49,694
Municipal bonds	9,870	3,572	13,442
Other fixed income securities	29,780	7,914	37,694
Total short-term investments	$157,725	$87,582	$245,307

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$202,252	$139,303	$62,949	$—
Short-term investments	245,307	—	245,307	—
Fuel derivative contracts:
Crude oil call options	23,637	—	23,637	—
Foreign currency derivatives	9,187	—	9,187	—
Total assets measured at fair value	$480,383	$139,303	$341,080	$—
Foreign currency derivatives	13	—	13	—
Total liabilities measured at fair value	$13	$—	$13	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$62,310	$27,807	$34,503	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	269,297	—	269,297	—
Fuel derivative contracts:
Crude oil call options	20,272	—	20,272	—
Jet fuel swaps	336	—	336	—
Foreign currency derivatives	4,300	—	4,300	—
Total assets measured at fair value	$357,515	$28,807	$328,708	$—
Foreign currency derivatives	1,713	—	1,713	—
Total liabilities measured at fair value	$1,713	$—	$1,713	$—

Cash equivalents.  The Company's level 1 cash equivalents consist of money market securities and the level 2 cash equivalents consist of U.S. agency bonds, mutual funds, and commercial paper. The instruments classified as level 2 are valued using quoted prices for similar assets in active markets.

Restricted cash.  The Company’s restricted cash included collateral held by one of the Company's credit card processors.

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

The table below presents the Company’s debt (excluding obligations under capital leases and financing obligations) measured at fair value:

Fair Value of Debt
September 30, 2018					December 31, 2017
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$474,401	$473,282	$—	$—	$473,282	$433,072	$444,099	$—	$—	$444,099

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2018, the Company primarily used crude oil call options and jet fuel swaps to hedge its aircraft fuel expense.  These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2018	2017	2018	2017
	(in thousands)
Gains (losses) realized at settlement	$8,085	$(2,787)	$24,572	$(2,100)
Reversal of prior period unrealized amounts	(18,873)	6,251	(11,791)	(7,946)
Unrealized gains (losses) that will settle in future periods	14,283	(182)	14,283	(182)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$3,495	$3,282	$27,064	$(10,228)

Foreign Currency Exchange Rate Risk Management

The Company is subject to foreign currency exchange rate risk due to revenues and expenses that are denominated in foreign currencies, with the primary exposures being the Japanese Yen and Australian Dollar. To manage exchange rate risk, the Company executes its international revenue and expense transactions in the same foreign currency to the extent practicable. As discussed in more detail in Note 9, the Company also entered into two Japanese Yen denominated debt agreements during the nine month period ended September 30, 2018.

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $8.2 million into earnings over the next 12 months from AOCI based on the values at September 30, 2018.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,557,050 Japanese Yen 51,131 Australian Dollars	September 2019	7,625	(6)	7,619
	Long-term prepayments and other	4,537,300 Japanese Yen 8,963 Australian Dollars	September 2020	1,412	(6)	1,406
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	674,600 Japanese Yen 1,708 Australian Dollars	December 2018	150	(1)	149
Fuel derivative contracts	Prepaid expenses and other	91,182 gallons	September 2019	23,637	—	23,637

Derivative position as of December 31, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,732,375 Japanese Yen 47,805 Australian Dollars	December 2018	3,737	(1,441)	2,296
	Long-term prepayments and other	4,666,700 Japanese Yen 9,180 Australian Dollars	December 2019	546	(195)	351
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	866,150 Japanese Yen 3,148 Australian Dollars	March 2018	17	(77)	(60)
Fuel derivative contracts	Prepaid expenses and other	94,332 gallons	December 2018	20,608	—	20,608

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Foreign currency derivatives	$(6,769)	$75	$(1,080)	$(449)	$—	$—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017	2018	2017
	(in thousands)
Foreign currency derivatives	$(7,338)	$7,780	$1,025	$(2,141)	$—	$—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2018 and December 31, 2017.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

As of September 30, 2018, the expected maturities of long-term debt for the remainder of 2018 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2018	$9,346
2019	80,810
2020	29,330
2021	56,312
2022	63,443
Thereafter	235,160
$474,401

During the nine months ended September 30, 2018, the Company entered into two Japanese Yen denominated debt agreements for a total value of $86.5 million, which is collateralized by aircraft. Each such loan is for a term of 12 years at fixed installment coupon rates of 1.01% and 1.05%. The fluctuation in foreign exchange rates at each balance sheet date is reflected within the nonoperating income (expense) line item. During each of the three and nine months ended September 30, 2018, the Company recorded foreign currency unrealized gains of $2.3 million.

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
In July 2018, the Company entered into a sale leaseback transaction with an independent third party for one A330-200 aircraft under an operating lease for a term of 12 years. Future minimum rental payments for this lease are reflected in the table below.

As of September 30, 2018, the scheduled future minimum rental payments under operating and capital leases with non-cancellable basic terms of more than one year were as follows:

	Capital & Financing Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining in 2018	$6,213	$1,840	$28,414	$2,007
2019	24,850	6,561	106,382	7,751
2020	24,850	4,641	90,417	7,340
2021	24,850	4,566	74,315	6,695
2022	24,705	4,870	68,208	6,920
Thereafter	97,261	119,931	219,196	95,580
	202,729	142,409	$586,932	$126,293
Less amounts representing interest	(37,471)	(53,171)
Present value of minimum capital lease payments	$165,258	$89,238

11. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2018	2017	2018	2017
	(in thousands)
Service cost	$2,275	$3,296	$6,199	$7,626
Other cost:
Interest cost	5,145	5,983	15,163	14,518
Expected return on plan assets	(5,594)	(4,533)	(16,770)	(9,592)
Recognized net actuarial loss	786	2,342	2,146	4,574
Total other components of the net periodic benefit cost	337	3,792	539	9,500
Partial settlement and curtailment loss	—	15,001	—	15,001
Loss on plan termination	—	35,201	—	35,201
Net periodic benefit cost	$2,612	$57,290	$6,738	$67,328

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item.

During each of the three and nine months ended September 30, 2018, the Company made a discretionary contribution of $50.0 million to its defined benefit and other postretirement plans. During the three and nine months ended September 30, 2017, the Company contributed $14.2 million and $28.6 million, respectively, to its defined benefit and other post-retirement plans.

In August 2017, the Company completed the termination of the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan) by transferring the assets and liabilities to a third-party insurance company. At that time, the Company contributed a total of $18.5 million in cash to fully fund the plan and recognized a one-time financial loss of $35.2 million as other nonoperating special item in the Consolidated Statement of Operations.

In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the Air Line Pilots Association (ALPA). In connection with the ratification of the agreement, the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots, and replace the benefit with a health retirement account (HRA) managed by ALPA, which represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, the Company made a one-time cash payment of approximately $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation. The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. The Company recognized a one-time settlement loss of $15.0 million.

12. Commitments and Contingent Liabilities

Commitments

As of September 30, 2018, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	9	9	Between 2018 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 13 below for discussion on the contract termination charge.

In July 2018, the Company entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled delivery from 2021 to 2024. In October 2018, the Company entered into a definitive agreement for the selection of GEnx engines to power its Boeing 787-9 fleet. The agreement provides for the purchase of 20 GEnx engines, the right to purchase an additional 20 GEnx engines and the purchase of up to four spare engines. The committed expenditures under these agreements are reflected in the table below. The Company also intends to enter into additional related agreements in connection with the Boeing 787-9 purchases, including for the purchase of a flight simulator, spare parts and materials, and related services.

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of September 30, 2018 are detailed below:

	Capital	Operating	Total Committed Expenditures
	(in thousands)
Remaining in 2018	$98,658	$16,517	$115,175
2019	331,090	61,576	392,666
2020	162,749	56,052	218,801
2021	303,006	51,719	354,725
2022	417,828	51,918	469,746
Thereafter	710,948	216,064	927,012
	$2,024,279	$453,846	$2,478,125

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets, totaled $1.0 million as of December 31, 2017. As of September 30, 2018, there were no holdbacks held with the Company's credit card processors.

In the event of a material adverse change in the Company's business, the holdback could increase to an amount up to 100% of the outstanding credit card amounts that is unflown (e.g. air traffic liability, excluding frequent flyer deferred revenue), which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on the Company's operations, business or financial condition.

13. Contract Terminations Expense and Special Items

Contract terminations expense

For the nine months ended September 30, 2018, the Company terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:

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

Special items

In April 2017, the Company executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease term for the three aircraft commenced in April 2017 and run through November 2018, December 2018, and January 2019, respectively. During the nine months ended September 30, 2017, the Company recorded a loss on sale of aircraft of $4.8 million. During the three and nine months ended September 30, 2018, the Company delivered two of the aircraft and recorded an additional loss of $1.8 million as a result of final price adjustments. The Company expects to close the sale and deliver the third aircraft in the fourth quarter of 2018.

In March 2017, the Company received notice from ALPA that the tentative agreement covering the Company's pilots was ratified by ALPA's members and became effective on April 1, 2017.  The agreement included, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the nine months ended September 30, 2017, the Company expensed $18.7 million principally related to a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which was not recoverable once paid.

Nonoperating special items

In August 2017, the Company terminated the Merged Plan and settled a portion of it's pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities, the Company recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $15.0 million related to the other post-retirement medical plan partial settlement. Refer to Note 11 for additional information.

14. Income Taxes

The Company’s effective tax rate was 19.9% and 37.7% for the three months ended September 30, 2018 and 2017, respectively and 22.4% and 36.0% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three and nine months ended September 30, 2018 reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act) in December 2017. During the three and nine months ended September 30, 2018, the Company recorded a discrete item of $6.7 million to reflect the impact of the Tax Act on discretionary contributions made to its defined benefit and other postretirement plans related to its 2017 tax return. The Company adjusted its estimated liability under Staff Accounting Bulletin 118 (SAB 118) by reducing the prior year liability to reflect the tax benefit at a higher income tax rate for the additional contributions made. Further adjustments of other provisional estimates that were recorded at December 31, 2017 may be necessary as the Company finalizes its tax filings in the fourth quarter.

15. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended September 30,
	2018	2017
	(in thousands)
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital lease	$116,359	$—

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$756,314	$2,870	$(97)	$759,087
Operating Expenses:
Wages and benefits	—	176,642	—	—	176,642
Aircraft fuel, including taxes and delivery	—	162,932	—	—	162,932
Maintenance, materials and repairs	—	55,818	1,300	—	57,118
Aircraft and passenger servicing	—	42,063	—	—	42,063
Commissions and other selling	—	32,716	16	(28)	32,704
Aircraft rent	—	31,782	(14)	—	31,768
Other rentals and landing fees	—	33,146	81	—	33,227
Depreciation and amortization	—	34,849	1,524	—	36,373
Purchased services	43	32,298	183	(15)	32,509
Other	1,604	35,955	420	(54)	37,925
Total	1,647	638,201	3,510	(97)	643,261
Operating Income (Loss)	(1,647)	118,113	(640)	—	115,826
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	94,810	—	—	(94,810)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,400)	(46)	—	(8,446)
Interest income	41	3,083	—	—	3,124
Capitalized interest	—	1,821	—	—	1,821
Gains on fuel derivatives	—	3,495	—	—	3,495
Other, net	—	936	1	—	937
Total	94,851	935	(45)	(94,810)	931
Income (Loss) Before Income Taxes	93,204	119,048	(685)	(94,810)	116,757
Income tax expense (benefit)	(338)	23,696	(143)	—	23,215
Net Income (Loss)	$93,542	$95,352	$(542)	$(94,810)	$93,542
Comprehensive Income (Loss)	$98,642	$100,452	$(542)	$(99,910)	$98,642

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$714,469	$1,853	$(106)	$716,216
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	110,111	—	—	110,111
Wages and benefits	—	161,059	—	—	161,059
Aircraft rent	—	35,090	105	—	35,195
Maintenance, materials and repairs	—	48,987	409	—	49,396
Aircraft and passenger servicing	—	37,533	—	—	37,533
Commissions and other selling	17	33,158	19	(31)	33,163
Depreciation and amortization	—	27,491	956	—	28,447
Other rentals and landing fees	—	30,989	—	—	30,989
Purchased services	117	24,428	206	(15)	24,736
Other	1,498	34,678	469	(60)	36,585
Total	1,632	543,524	2,164	(106)	547,214
Operating Income (Loss)	(1,632)	170,945	(311)	—	169,002
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	72,524	—	—	(72,524)	—
Other nonoperating special items	—	(50,202)	—	—	(50,202)
Interest expense and amortization of debt discounts and issuance costs	—	(7,578)	—	—	(7,578)
Interest income	76	1,785	—	—	1,861
Capitalized interest	—	2,416	—	—	2,416
Gains on fuel derivatives	—	3,282	—	—	3,282
Other, net	—	(3,892)	—	—	(3,892)
Total	72,600	(54,189)	—	(72,524)	(54,113)
Income (Loss) Before Income Taxes	70,968	116,756	(311)	(72,524)	114,889
Income tax expense (benefit)	(654)	43,921	—	—	43,267
Net Income (Loss)	$71,622	$72,835	$(311)	$(72,524)	$71,622
Comprehensive Income (Loss)	$96,408	$97,621	$(311)	$(97,310)	$96,408

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,132,853	$7,390	$(297)	$2,139,946
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	449,404	—	—	449,404
Wages and benefits	—	516,906	—	—	516,906
Aircraft rent	—	93,547	(14)	—	93,533
Maintenance materials and repairs	—	172,780	3,449	—	176,229
Aircraft and passenger servicing	—	117,207	—	—	117,207
Commissions and other selling	(5)	96,537	61	(111)	96,482
Depreciation and amortization	—	98,026	3,511	—	101,537
Other rentals and landing fees	—	94,913	313	—	95,226
Purchased services	131	94,415	603	(45)	95,104
Contract termination expense	—	35,322	—	—	35,322
Other	5,284	110,513	2,321	(141)	117,977
Total	5,410	1,879,570	10,244	(297)	1,894,927
Operating Income (Loss)	(5,410)	253,283	(2,854)	—	245,019
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	205,719	—	—	(205,719)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(24,534)	(91)	—	(24,628)
Interest income	157	6,372	—	—	6,529
Capitalized interest	—	6,414	—	—	6,414
Gains on fuel derivatives	—	27,064	—	—	27,064
Other, net	(4)	(761)	6	—	(759)
Total	205,869	14,555	(85)	(205,719)	14,620
Income (Loss) Before Income Taxes	200,459	267,838	(2,939)	(205,719)	259,639
Income tax expense (benefit)	(1,105)	59,797	(617)	—	58,075
Net Income (Loss)	$201,564	$208,041	$(2,322)	$(205,719)	$201,564
Comprehensive Income (Loss)	$209,417	$215,894	$(2,322)	$(213,572)	$209,417

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,987,423	$5,436	$(318)	$1,992,541
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	316,423	—	—	316,423
Wages and benefits	—	466,772	—	—	466,772
Aircraft rent	—	102,408	475	—	102,883
Maintenance materials and repairs	—	158,417	2,949	—	161,366
Aircraft and passenger servicing	—	107,459	—	—	107,459
Commissions and other selling	42	94,976	57	(108)	94,967
Depreciation and amortization	—	80,927	2,860	—	83,787
Other rentals and landing fees	—	86,763	—	—	86,763
Purchased services	400	78,428	645	(45)	79,428
Special items	—	23,450	—	—	23,450
Other	3,957	96,128	1,451	(165)	101,371
Total	4,399	1,612,151	8,437	(318)	1,624,669
Operating Income (Loss)	(4,399)	375,272	(3,001)	—	367,872
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	183,830	—	—	(183,830)	—
Other nonoperating special items	—	(50,202)	—	—	(50,202)
Interest expense and amortization of debt discounts and issuance costs	—	(23,292)	—	—	(23,292)
Interest income	216	4,264	—	—	4,480
Capitalized interest	—	6,258	—	—	6,258
Losses on fuel derivatives	—	(10,228)	—	—	(10,228)
Other, net	—	(10,132)	—	—	(10,132)
Total	184,046	(83,332)	—	(183,830)	(83,116)
Income (Loss) Before Income Taxes	179,647	291,940	(3,001)	(183,830)	284,756
Income tax expense (benefit)	(2,514)	105,108	—	—	102,594
Net Income (Loss)	$182,161	$186,832	$(3,001)	$(183,830)	$182,162
Comprehensive Income (Loss)	$204,088	$208,754	$(3,001)	$(205,753)	$204,088

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Balance Sheets
September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,706	$328,848	$7,487	$—	$346,041
Restricted cash	—	—	—	—	—
Short-term investments	—	245,307	—	—	245,307
Accounts receivable, net	25	125,602	1,065	(158)	126,534
Spare parts and supplies, net	—	32,646	—	—	32,646
Prepaid expenses and other	197	94,898	197	—	95,292
Total	9,928	827,301	8,749	(158)	845,820
Property and equipment at cost	—	2,656,671	90,713	—	2,747,384
Less accumulated depreciation and amortization	—	(616,828)	(14,352)	—	(631,180)
Property and equipment, net	—	2,039,843	76,361	—	2,116,204
Long-term prepayments and other	—	187,484	376	—	187,860
Deferred tax assets, net	—	—	—	—	—
Goodwill and other intangible assets, net	—	120,263	808	—	121,071
Intercompany receivable	—	403,074	—	(403,074)	—
Investment in consolidated subsidiaries	1,365,950	—	—	(1,365,950)	—
TOTAL ASSETS	$1,375,878	$3,577,965	$86,294	$(1,769,182)	$3,270,955
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$911	$138,685	$1,771	$(158)	$141,209
Air traffic liability	—	648,795	4,318	—	653,113
Other accrued liabilities	—	136,529	291	—	136,820
Current maturities of long-term debt, less discount, and capital lease obligations	—	105,414	37	—	105,451
Total	911	1,029,423	6,417	(158)	1,036,593
Long-term debt and capital lease obligations	—	607,975	4,608	—	612,583
Intercompany payable	391,766	—	11,308	(403,074)	—
Other liabilities and deferred credits:					=sum(C32:I32)
Accumulated pension and other post-retirement benefit obligations	—	169,484	—	—	169,484
Other liabilities and deferred credits	—	279,067	1,132	—	280,199
Deferred tax liabilities, net	—	188,895	—	—	188,895
Total	—	637,446	1,132	—	638,578
Shareholders’ equity	983,201	1,303,121	62,829	(1,365,950)	983,201
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,375,878	$3,577,965	$86,294	$(1,769,182)	$3,270,955

Condensed Consolidating Balance Sheets
December 31, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,405	$125,861	$7,687	$—	$190,953
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	269,297	—	—	269,297
Accounts receivable, net	25	139,008	1,455	(209)	140,279
Spare parts and supplies, net	—	35,361	—	—	35,361
Prepaid expenses and other	171	78,933	82	—	79,186
Total	57,601	649,460	9,224	(209)	716,076
Property and equipment at cost	—	2,326,249	74,562	—	2,400,811
Less accumulated depreciation and amortization	—	(546,831)	(11,717)	—	(558,548)
Property and equipment, net	—	1,779,418	62,845	—	1,842,263
Long-term prepayments and other	—	193,449	183	—	193,632
Deferred tax assets, net	31,845	—	—	(31,845)	—
Goodwill and other intangible assets, net	—	120,695	1,155	—	121,850
Intercompany receivable	—	392,791	—	(392,791)	—
Investment in consolidated subsidiaries	1,137,941	—	—	(1,137,941)	—
TOTAL ASSETS	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622	$138,818	$1,574	$(209)	$140,805
Air traffic liability	—	584,366	4,727	—	589,093
Other accrued liabilities	32	147,211	350	—	147,593
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,470	—	—	59,470
Total	654	929,865	6,651	(209)	936,961
Long-term debt and capital lease obligations	—	511,201	—	—	511,201
Intercompany payable	381,608	—	11,183	(392,791)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	220,788	—	—	220,788
Other liabilities and deferred credits	—	224,500	1,105	—	225,605
Deferred tax liabilities, net	—	165,986	—	(31,845)	134,141
Total	—	611,274	1,105	(31,845)	580,534
Shareholders’ equity	845,125	1,083,473	54,468	(1,137,941)	845,125
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821

(a) Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 to Consolidated Financial Statements contained in Part I, Item 1 of this report for additional information.

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,236)	$446,810	$1,506	$—	$444,080
Cash Flows From Investing Activities:
Net payments to affiliates	(11,300)	(39,980)	—	51,280	—
Additions to property and equipment, including pre-delivery deposits	—	(373,099)	(12,999)	—	(386,098)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	117,143	—	—	117,143
Purchases of investments	—	(159,648)	—	—	(159,648)
Sales of investments	—	182,816	—	—	182,816
Net cash used in investing activities	(11,300)	(272,768)	(12,999)	51,280	(245,787)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and capital lease obligations	—	(53,734)	(7)	—	(53,741)
Debt issuance costs	—	(1,108)	—	—	(1,108)
Dividend payments	(18,327)	—	—	—	(18,327)
Net payments from affiliates	39,980	—	11,300	(51,280)	—
Repurchases of common stock	(53,894)	—	—	—	(53,894)
Other	78	(3,713)	—	—	(3,635)
Net cash provided by (used in) financing activities	(32,163)	27,945	11,293	(51,280)	(44,205)
Net increase (decrease) in cash and cash equivalents	(47,699)	201,987	(200)	—	154,088
Cash, cash equivalents, & restricted cash - Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, & restricted cash - End of Period	$9,706	$328,848	$7,487	$—	$346,041

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(3,491)	$300,820	$(1,852)	$—	$295,477
Cash Flows From Investing Activities:
Net payments to affiliates	(2,500)	(52,507)	—	55,007	—
Additions to property and equipment, including pre-delivery deposits	—	(208,759)	(3,776)	—	(212,535)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	33,511	—	—	33,511
Purchases of investments	—	(171,485)	—	—	(171,485)
Sales of investments	—	183,930	—	—	183,930
Net cash used in investing activities	(2,500)	(215,310)	(3,776)	55,007	(166,579)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(52,463)	—	—	(52,463)
Debt issuance costs	—	(188)	—	—	(188)
Net payments from affiliates	52,507	—	2,500	(55,007)	—
Repurchases of Common Stock	(50,486)	—	—	—	(50,486)
Other	86	(7,789)	—	—	(7,703)
Net cash provided by (used in) financing activities	2,107	(60,440)	2,500	(55,007)	(110,840)
Net increase (decrease) in cash and cash equivalents	(3,884)	25,070	(3,128)	—	18,058
Cash, cash equivalents, & restricted cash - Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, & restricted cash - End of Period	$63,745	$280,055	$5,249	$—	$349,049

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the fourth quarter of 2018; our expected fleet as of September 30, 2019; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; competitive pressures, including the potential impact of increasing industry capacity between North America and Hawai’i; fluctuations in demand for transportation in the markets in which we operate, including due to the occurrence of natural disasters, such as hurricanes, earthquakes and tsunamis; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; our ability to continue to generate sufficient cash flow to support the payment of a quarterly dividend; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. All forward-looking statements included in this Report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of June 2018, the latest available data. As of September 30, 2018, we had 7,152 active employees.

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

Financial Highlights

•	GAAP net income in the third quarter of $93.5 million, or $1.84 per diluted share.

•	Adjusted net income in the third quarter of $96.7 million, or $1.91 per diluted share.

•	Pre-tax margin for the third quarter of 15.4%.

•	Unrestricted cash and cash equivalents and short-term investments of $591.3 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

Looking ahead, industry capacity increases in North America and certain parts of our International network are expected to continue through the fourth quarter of 2018. We expect our available seat miles during the three months ending December 31, 2018 to increase by 4.5% to 6.5% compared to the prior year period. While demand for travel to Hawaii remains robust, impacts from weather-related disruptions and the current pricing environment result in our expectation of operating revenue per available seat mile to be between down 2.5% to up 0.5%. We expect operating cost per available seat mile during the three months ending December 31, 2018 to be up 2.3% to 5.8% compared to the prior year period.

Partnerships

Together with Japan Airlines, we filed an application with the U.S. Department of Transportation (DOT) and Japan's Ministry of Land, Infrastructure, Transport and Tourism (MLIT) seeking antitrust immunity to create a joint venture that promises significant consumer benefits and the opportunity for service expansion. We further enhanced our comprehensive partnership with Japan Airlines with the announcement of reciprocal frequent flyer benefits for HawaiianMiles and JAL Mileage Bank members, which became effective in October 2018. The joint venture and enhanced program are the first two phases of the comprehensive partnership launched in March 2018 with codeshare flights. The Company has not yet received approval and does not anticipate operations commencing under the joint venture until 2019.

Fleet Summary

In July 2018, we entered into an agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. We expect those aircraft to be delivered starting in 2021 and, thus, they are not reflected in the table below. The table below summarizes our total fleet as of September 30, 2017 and 2018, and expected fleet as of September 30, 2019 (based on existing executed agreements):

	September 30, 2017			September 30, 2018			September 30, 2019
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200	11	13	24	12	12	24	12	12	24
A321neo	—	—	—	2	7	9	2	14	16
767-300	7	1	8	4	2	6	—	—	—
717-200	5	15	20	5	15	20	5	15	20
ATR 42-500 (1)	—	3	3	—	4	4	—	4	4
ATR 72-200 (3)	—	3	3	—	3	3	—	3	3
Total	23	35	58	23	43	66	19	48	67

(1)	The ATR 42-500 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(2)	Leased aircraft include aircraft under both capital and operating leases.

(3)	The ATR 72-200 turboprop aircraft are used for our cargo operations.

Results of Operations

For the three months ended September 30, 2018, we generated net income of $93.5 million, or $1.84 per diluted share, compared to net income of $71.6 million, or $1.34 per diluted share, for the same period in 2017. For the nine months ended September 30, 2018, we generated net income of $201.6 million, or $3.96 per diluted share, compared to net income of $182.2 million, or $3.39 per diluted share, for the same period in 2017. During the first quarter of 2018, we extended our partnership with Barclaycard US, Hawaiian's co-branded credit card partner. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our cardholders.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	3,035		3,000		8,943		8,588
Revenue passenger miles (RPM)	4,554,393		4,290,499		12,918,174		12,187,344
Available seat miles (ASM)	5,347,156		4,946,678		15,098,431		14,203,112
Passenger revenue per RPM (Yield)	15.31	¢	15.58	¢	15.20	¢	15.23	¢
Passenger load factor (RPM/ASM)	85.2%		86.7%		85.6%		85.8%
Passenger revenue per ASM (PRASM)	13.04	¢	13.52	¢	13.01	¢	13.07	¢
Total Operations (a) :
Revenue passengers flown	3,039		3,001		8,949		8,592
RPM	4,557,706		4,293,095		12,921,666		12,190,846
ASM	5,352,976		4,950,800		15,104,500		14,208,624
Operating revenue per ASM (RASM)	14.18	¢	14.47	¢	14.17	¢	14.02	¢
Operating cost per ASM (CASM)	12.02	¢	11.05	¢	12.55	¢	11.43	¢
CASM excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items (b)	8.94	¢	8.83	¢	9.32	¢	9.04	¢
Aircraft fuel expense per ASM (c)	3.05	¢	2.22	¢	2.98	¢	2.23	¢
Revenue block hours operated	55,147		49,384		155,369		141,955
Gallons of aircraft fuel consumed	72,133		67,160		206,032		193,404
Average cost per gallon of aircraft fuel (actual) (c)	$2.26		$1.64		$2.18		$1.64

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2018, operating revenue increased by $42.9 million, or 6.0%, and $147.4 million, or 7.4%, respectively, as compared to the prior year periods, driven by increased passenger revenue and is discussed further below:

Passenger revenue

For the three and nine months ended September 30, 2018, passenger revenue increased by $28.6 million, or 4.3%, and $107.6 million, or 5.8%, respectively, as compared to the prior year periods. Details of these changes are described in the table below:

	Three months ended September 30, 2018 as compared to three months ended September 30, 2017				Nine months ended September 30, 2018 as compared to nine months ended September 30, 2017
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$4.9	(3.0)%	4.2%	7.4%	$52.9	(1.9)%	5.7%	8.0%
International	23.7	3.1	10.2	9.5	54.7	5.2	6.5	3.2
Total scheduled	$28.6	(1.7)%	6.2%	8.1%	$107.6	(0.2)%	6.0%	6.3%

Domestic

For the three and nine months ended September 30, 2018, revenue on our domestic routes increased by $4.9 million, or 1.0%, and $52.9 million, or 3.8%, respectively, as compared to the prior year periods. The increase was due to an increase in overall passengers flown in our North America routes of 5.4% and 6.5% for the three and nine months ended September 30, 2018, respectively, partially offset by a slight decrease in average fare prices. Passengers flown on our Neighbor Island routes were down 3.3% in the three months ended September 30, 2018 driven by reduction in travel associated with the impacts of two hurricanes impacting the State of Hawaii and volcanic activity on the Big Island of Hawaii. During the year we expanded our operations and now have direct routes that go between Maui, Hawaii and Portland, Oregon (January 2018), Kona, Hawaii and Los Angeles, California (March 2018), Lihue, Hawaii and Los Angeles, California (May 2018), Honolulu, Hawaii and Long Beach, California (May 2018), Maui, Hawaii and San Diego, California (June 2018), and Lihue, Hawaii and Oakland, California (July 2018 - expansion to daily service). In September 2018, we announced our new direct route between Honolulu, Hawaii and Boston, Massachusetts, which will commence in April 2019.

International

For the three and nine months ended September 30, 2018, revenue on our international routes increased by $23.7 million, or 13.7%, and $54.7 million, or 12.0%, respectively, as compared to the prior year periods. During the three months ended September 30, 2018, the overall passengers flown increased by 11.0% and average fares increased by 1.9% as compared to the prior year period. During the nine months ended September 30, 2018, the overall passengers flown increased by 6.7% and average fares increased by 5.7% as compared to the prior year period.

Operating Expense

Operating expenses were $643.3 million and $547.2 million for the three months ended September 30, 2018 and 2017, respectively, and $1.9 billion and $1.6 billion for the nine months ended September 30, 2018 and 2017, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2018, as compared to the prior year periods, are detailed below:

	Increase / (decrease) for the three months ended September 30, 2018 compared to the three months ended September 30, 2017		Increase / (decrease) for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$15,583	9.7%	$50,134	10.7%
Aircraft fuel, including taxes and delivery	52,821	48.0	132,981	42.0
Maintenance, materials and repairs	7,722	15.6	14,863	9.2
Aircraft and passenger servicing	4,530	12.1	9,748	9.1
Commissions and other selling	(459)	(1.4)	1,515	1.6
Aircraft rent	(3,427)	(9.7)	(9,350)	(9.1)
Other rentals and landing fees	2,238	7.2	8,463	9.8
Depreciation and amortization	7,926	27.9	17,750	21.2
Purchased services	7,773	31.4	15,676	19.7
Contract terminations expense	—	—	35,322	100.0
Special items	—	—	(23,450)	(100.0)
Other	1,340	3.7	16,606	16.4
Total	$96,047	17.6%	$270,258	16.6%

Wages and benefits

Wages and benefits expense increased by $15.6 million, or 9.7%, and $50.1 million, or 10.7%, for the three and nine months ended September 30, 2018, respectively as compared to the prior year periods. The increases were the result of higher salary expense, driven by increased wage rates and headcount.

Aircraft fuel

Aircraft fuel expense increased during the three and nine months ended September 30, 2018, as compared to the prior year period, primarily due to the increase in the average fuel price per gallon and an increase in consumption as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$162,932	$110,111	48.0%	$449,404	$316,423	42.0%
Fuel gallons consumed	72,133	67,160	7.4%	206,032	193,404	6.5%
Average fuel price per gallon, including taxes and delivery	$2.26	$1.64	37.8%	$2.18	$1.64	32.9%

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

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$162,932	$110,111	48.0%	$449,404	$316,423	42.0%
Realized losses (gains) on settlement of fuel derivative contracts	(8,085)	2,787	NM	(24,572)	2,100	NM
Economic fuel expense	$154,847	$112,898	37.2%	$424,832	$318,523	33.4%
Fuel gallons consumed	72,133	67,160	7.4%	206,032	193,404	6.5%
Economic fuel costs per gallon	$2.15	$1.68	28.0%	$2.06	$1.65	24.8%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Maintenance, materials and repairs

Maintenance, materials and repairs expense increased $7.7 million, or 15.6%, and $14.9 million, or 9.2%, for the three and nine months ended September 30, 2018, respectively as compared to the prior year periods. On a per ASM basis, maintenance, materials and repairs expense increased 7.0% and 2.7%, respectively as compared to the prior year periods, primarily driven by higher rates on our aircraft maintenance agreements and the timing of scheduled maintenance events.

Aircraft and passenger servicing

Aircraft and passenger servicing expense increased by $4.5 million, or 12.1%, and $9.7 million, or 9.1%, for the three and nine months ended September 30, 2018, respectively as compared to the prior year periods. The increase was a direct result of our higher number of passengers flown on our long-haul routes, which resulted in an increase in various aircraft and passenger servicing expenses such as our food and beverage and ground handling costs.

Aircraft rent

Aircraft rent expense decreased by $3.4 million, or 9.7% and $9.4 million, or 9.1%, for the three and nine months ended September 30, 2018, respectively as compared to the prior year periods. As described below under Contract terminations expense during the first quarter of 2018, we entered into a transaction with a lessor to early terminate three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. As we now own these aircraft, the amount of aircraft rent expense has been reduced.

Depreciation and amortization

Depreciation and amortization expense increased by $7.9 million, or 27.9%, and $17.8 million, or 21.2%, for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods, due to the increase in the number of owned aircraft, specifically the addition of eight Airbus A321neo aircraft we took delivery of and placed in service, including those under capital lease, since September 30, 2017.

Purchased services

Purchased services expense increased by $7.8 million, or 31.4%, and $15.7 million, or 19.7%, for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods. The increase was primarily attributed to an increase in third-party vendor IT services and an increase in services associated with our cargo operations.

Contract terminations expense

During the nine months ended September 30, 2018, we terminated two contracts which incurred a total of $35.3 million in expense. The transactions are described below:

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

Special items

In April 2017, we executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease term for the three aircraft commenced in April 2017 and goes through November 2018, December 2018, and January 2019, respectively. During the three and nine months ended September 30, 2017, we recorded a loss on sale of aircraft of $4.8 million.

In March 2017, we received notice from ALPA that our negotiated contract agreement was ratified by ALPA's members. The agreement became effective April 1, 2017. The agreement included, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the nine months ended September 30, 2017, we expensed $18.7 million principally related to a one-time payment to reduce our future 401K employer contribution for certain pilot groups, which was not recoverable once paid.

Other expenses

Other expenses increased by $16.6 million or 16.4%, for the nine months ended September 30, 2018, as compared to the prior year period. During the period, there was an increase in personnel related expenses for our crew members (e.g. meals, lodging, etc.) due to increased operations. Other components of our Other expense line item include, but are not limited to: communication costs, professional and technical fees, insurance costs, legal fees, and other miscellaneous expenses.

Nonoperating Income (Expense)

Net nonoperating expense decreased by $55.0 million, or 101.7%, and $97.7 million, or 117.6% for the three and nine months ended September 30, 2018, respectively, as compared to the prior year periods. The decrease in expense was primarily attributable to the termination of the Merged Plan and partial settlement of the pilots' other post-retirement medical plan liability in August 2017. In connection with these transactions, we recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $15.0 million related to the other post-retirement medical plan partial settlement. The decrease in expense was also attributed to a $27.1 million gain on fuel derivatives for the nine months ended September 30, 2018 as compared to a $10.2 million loss in the prior year period driven by an increase in average fuel prices. As described in Note 9 to our Consolidated Financial Statements, we entered into two debt agreements denominated in Japanese Yen during the nine months ended September 30, 2018. The fluctuation in foreign exchange rates at each balance sheet date is reflected within the nonoperating income (expense) line item. The foreign currency fluctuation for the three and nine months ended September 30, 2018 was $2.3 million, respectively.

Income Taxes

Our effective tax rate was 19.9% and 37.7% for the three months ended September 30, 2018 and 2017, respectively and 22.4% and 36.0% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three and nine months ended September 30, 2018 also reflects the reduced federal corporate income tax rate as a result of the enactment of the Tax Act in December 2017. During the three and nine months ended September 30, 2018, we recorded a discrete item of $6.7 million to reflect the impact of the Tax Act on discretionary contributions made to our defined benefit and other postretirement plans related to our 2017 tax returns. We adjusted our estimated liability under SAB 118 by reducing the prior year liability to reflect the tax benefit at a higher income tax rate for the additional contributions made. Further adjustments of other provisional estimates that were recorded at December 31, 2017 may be necessary as we finalize our tax filings in the fourth quarter.

Liquidity and Capital Resources

Our liquidity is dependent on the cash we generate from operating activities and our debt financing arrangements. As of September 30, 2018, we had $346.0 million in cash and cash equivalents and $245.3 million in short-term investments, an increase of $131.1 million from December 31, 2017.

We have been able to generate sufficient funds from our operations to meet our working capital requirements and finance our aircraft acquisitions through secured debt and lease financings. At September 30, 2018, we had approximately $718.0 million of debt and capital lease obligations, including approximately $105.5 million classified as a current liability in our unaudited Consolidated Balance Sheets. See the Contractual Obligations table below for a description of our estimated contractual obligations as of September 30, 2018.

We also have access to a secured revolving credit and letter of credit facility of $225 million, maturing in December 2019. As of September 30, 2018, we had no outstanding borrowings under the revolving credit facility. During the nine months ended September 30, 2018, we executed two foreign-denominated debt agreements with a total principal value of $86.5 million, which are collateralized by aircraft.

Cash Flows

Cash flows from operating activities continue to provide our primary source of liquidity. We generated positive cash flows from operations of $444.1 million and $295.5 million for the nine months ended September 30, 2018 and 2017, respectively. We had higher operating cash flows in 2018 as a result of the terminated Merged Plan and partial settlement of our pilots' other post-retirement medical plan in 2017 as discussed above and in Note 11. Our operating cash flows were also impacted by changes in working capital, including the seasonality of advanced ticket sales.

Net cash used in investing activities was $245.8 million for the nine months ended September 30, 2018 due to purchases of property and equipment, specifically the purchase of five Airbus A321neos along with progress payments for future aircraft commitments and other flight equipment, offset by proceeds of $117.1 million resulting from the disposition of two B767 aircraft and the sale and subsequent leaseback of an A330-200 aircraft accounted for as an operating lease during the period.

Net cash used in financing activities was $44.2 million for the nine months ended September 30, 2018 due to $53.9 million of repurchases of our common stock in the period, $53.7 million in repayments of our long-term debt and lease obligations, and $18.3 million in dividend payments during the year offset by the origination of $86.5 million in debt.

Capital Commitments

As of September 30, 2018, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	9	9	Between 2018 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines	3	2	Between 2018 and 2019
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

In the first quarter of 2018, we exercised our right to terminate our aircraft purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. In July 2018, we executed a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. In October 2018, we entered into an agreement for the selection of GEnx engines to power our Boeing 787-9 fleet. The agreements provide for the purchase of 20 GEnx engines, the right to purchase an additional 20 GEnx engines and the purchase of up to four spare engines. The committed expenditures for these agreements are reflected within our Contractual Obligations Table.

In order to complete the purchase of these aircraft and fund related costs, we may need to secure additional financing. We have backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. We are also currently exploring various financing alternatives, and while we believe that such financing will be available to us, there can be no assurance that financing will be available when required, or on acceptable terms, or at all. The inability to secure such financing could have an impact on our ability to fulfill our existing purchase commitments and a material adverse effect on our operations.

Stock Repurchase Program and Dividends

In November 2017, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2019. The stock repurchase program is subject to further modification or termination at any time. We spent $31.2 million and $53.9 million to repurchase and retire approximately 0.8 million shares and 1.4 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had $46.1 million remaining to spend under our stock repurchase program.

During the three months ended September 30, 2018, we declared and paid cash dividends of $0.12 per share, or $6.1 million, which was paid on August 31, 2018, to stockholders of record as of August 17, 2018. During the nine months ended September 30, 2018, we declared and paid total cash dividends of $18.3 million.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, totaled $1.0 million as of December 31, 2017. As of September 30, 2018, there were no holdbacks held with its credit card processors.

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

Pension and Postemployment Benefit Plan Funding

During the three and nine months ended September 30, 2018, we made a discretionary contribution of $50.0 million to our defined benefit and other postretirement plans. During the three and nine months ended September 30, 2017, we contributed $14.2 million and $28.6 million, respectively, to our defined benefit and other post-retirement plans (excluding the one-time special charge transactions discussed in this Part I. Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Nonoperating Income (Expense)") to our defined benefit and other post-retirement plans during the three and nine months ended September 30, 2017. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

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

Contractual Obligations

Our estimated contractual obligations as of September 30, 2018 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2018	2019 - 2020	2021 - 2022	2023 and thereafter
	(in thousands)
Debt and capital lease obligations (1)	$895,634	$18,807	$200,895	$200,441	$475,491
Operating leases—aircraft and related equipment (2)	586,932	28,414	196,799	142,523	219,196
Operating leases—non-aircraft	126,293	2,007	15,091	13,615	95,580
Purchase commitments - Capital (3)	2,024,279	98,658	493,839	720,834	710,948
Purchase commitments - Operating (4)	453,846	16,517	117,628	103,638	216,063
Projected employee benefit contributions (5)	31,900	—	12,500	10,000	9,400
Total contractual obligations	$4,118,884	$164,403	$1,036,752	$1,191,051	$1,726,678

(1)
Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, two Airbus A321neo aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for eleven Airbus A330-200 aircraft, four Boeing 767-300 aircraft, and three Boeing 717-200 aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

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

•
Loss (gain) on sale of aircraft is the result of adjustments to the final purchase price of our Boeing 767-300 aircraft included in a forward sale agreement we entered in January 2018. During three and nine months ended September 30, 2018, we recoded a loss on the sale of two Boeing 767-300 aircraft covered under the forward sale agreement of $1.8 million.

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

•
During the nine months ended September 30, 2018, we terminated two contracts which incurred a total of $35.3 million in contract terminations expense. In February 2018, we exercised our right to terminate the purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. We recorded a contract terminations expense to reflect a portion of the termination penalty. In January 2018, we entered into a transaction with our lessor to early terminate and purchase three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the leases and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a lease termination fee. The expensed amount represents the total purchase price over fair value of the aircraft purchased as of the date of the transaction.

•
In August 2017, we terminated the Merged Plan and settled a portion of our pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities we recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $15.0 million related to the other post-retirement (OPEB) medical plan partial settlement.

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income, as reported	$93,542	$1.84	$71,622	$1.34	$201,564	$3.96	$182,162	$3.39
Add: changes in fair value of derivative contracts	4,590	0.09	(6,069)	(0.11)	(2,492)	(0.05)	8,128	0.15
Add: unrealized loss (gain) on foreign debt	(2,267)	(0.04)	—	—	(2,331)	(0.05)	—	—
Add: loss on sale of aircraft	1,844	0.04	—	—	1,844	$0.04	—	$—
Add: contract terminations expense	—	—	—	—	35,322	$0.69	—	$—
Add: special items	—	—	—	—	—	—	23,450	0.44
Add: other nonoperating special items	—	—	50,202	0.93	—	—	50,202	0.92
Deduct: tax effect of adjustments	(1,042)	(0.02)	(16,091)	(0.30)	(8,086)	(0.16)	(29,817)	(0.55)
Adjusted net income	$96,667	$1.91	$99,664	$1.86	$225,821	$4.43	$234,125	$4.35

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, (loss) gain on sale of aircraft, contract terminations expense, and special items, are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except as otherwise indicated)
GAAP operating expenses	$643,261	$547,214	$1,894,927	$1,624,669
Less: aircraft fuel, including taxes and delivery	(162,932)	(110,111)	(449,404)	(316,423)
Less: loss on sale of aircraft	(1,844)	—	(1,844)	—
Less: contract terminations expense	—	—	(35,322)	—
Less: special items	—	—	—	(23,450)
Adjusted operating expenses - excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items	$478,485	$437,103	$1,408,357	$1,284,796
Available Seat Miles	5,352,976	4,950,800	15,104,500	14,208,624
CASM - GAAP	12.02 ¢	11.05 ¢	12.55 ¢	11.43 ¢
Less: aircraft fuel	(3.05)	(2.22)	(2.98)	(2.23)
Less: loss on sale of aircraft	(0.03)	—	(0.01)	—
Less: contract terminations expense	—	—	(0.24)	—
Less: special items	—	—	—	(0.16)
CASM - excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items	8.94 ¢	8.83 ¢	9.32 ¢	9.04 ¢

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 25% and 24% of our operating expenses for the three and nine months ended September 30, 2018, respectively, and 20% for each of the three and nine months ended September 30, 2017. Approximately 72% of our fuel was based on Singapore jet fuel prices, 25% was based on U.S. West Coast jet fuel prices, and 3% was based on other jet fuel prices. Based on the amount of fuel expected to be consumed for the remainder of 2018, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.3 million.

We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. During the three and nine months ended September 30, 2018, our fuel hedge program primarily consisted of crude oil call options and jet fuel swaps. Swaps provide for a settlement in our favor in the event the prices exceed a predetermined contractual level and are unfavorable in the event prices fall below a predetermined contractual level. With call options, we are hedged against spikes in crude oil prices and during a period of decline in crude oil prices we only forfeit cash previously paid for hedge premiums.

As of September 30, 2018, we hedged approximately 50% of our projected fuel requirements for the remainder of 2018 with crude oil call options. As of September 30, 2018, the fair value of these fuel derivative agreements reflected a net asset of $23.6 million, which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures. We do not hold or issue derivative financial instruments for trading purposes.

Interest Rates

Changes in market interest rates have a direct and corresponding effect on our pre-tax earnings and cash flows associated with interest-bearing cash accounts. Based on the balances of our cash and cash equivalents and restricted cash as of September 30, 2018, a change in interest rates is unlikely to have a material impact on our results of operations.

As of September 30, 2018, we had $724.2 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding equipment notes related to our 2013 EETC financing. Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10% decrease in interest rates, and amounted to approximately $6.9 million as of September 30, 2018.

Foreign Currency

We have debt, generate revenues, and incur expenses in foreign currencies. Changes in foreign currency exchange rates impact our results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Our most significant foreign currency exposures are the Japanese Yen and Australian Dollar. Based on expected remaining 2018 revenues and expenses denominated in Japanese Yen and Australian Dollars, a 10% strengthening in value of the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in operating income of approximately $7.1 million and $4.5 million, respectively, which excludes the offset of the hedges discussed below. This potential impact to the results of our operation is driven by the inherent nature of our international operations, which requires us to accept a large volume of sales transactions denominated in foreign currencies while few expense transactions are settled in foreign currencies. This disparity is the primary factor in our exposure to foreign currencies.

As of September 30, 2018, the fair value of our foreign currency forward contracts reflected a net asset of $7.8 million and $1.4 million recorded in Prepaid expenses and other (short-term) and Long-term prepayments and other (long-term), respectively, in our unaudited Consolidated Balance Sheets.

As we have foreign-denominated debt, the amount of debt owed will be impacted by the fluctuations in Japanese Yen. A 10% decrease in the value of the U.S. dollar, relative to the Japanese Yen, would result in an increase of our losses by approximately $7.0 million.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended September 30, 2018:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
July 1, 2018 - July 31, 2018	—	$—	—
August 1, 2018 - August 31, 2018	99,031	42.41	99,031
September 1, 2018 - September 30, 2018	681,207	39.56	681,207
Total	780,238		780,238	$46.1

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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

10.1‡	Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018, between The Boeing Company and Hawaiian Airlines, Inc.‡

10.2‡	Purchase Agreement No. PA-04749, dated as of July 18, 2018, between The Boeing Company and Hawaiian Airlines, Inc. ‡

12	Computation of ratio of earnings to fixed charges for the nine months ended September 30, 2018 and years ended December 31, 2017, 2016, 2015, 2014 and 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

‡ Confidential treatment has been requested for a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	October 24, 2018	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)