Form 10-K
period 2018-12-31
HAWAIIAN HOLDINGS INC
filed 2019-02-13
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1.8 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 29, 2018, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 8, 2019, 48,421,855 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2019 will be incorporated by reference into Part III of this Form 10-K.

___________________________________________________________________________________________

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding our operating performance for the first quarter and full year of 2019; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding our working capital, and capital expenditures; statements related to funding our aircraft orders, growth strategy and market opportunities; statements regarding the effect of fleet changes on our business, operations and cost structure; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair; statements related to cash flow from operations and seasonality; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; estimates of required funding of and contributions to our defined benefit pension and disability plans; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding our wages and benefits and labor costs and agreements; statements regarding the status and effects of federal and state legislation and regulations promulgated by the Federal Aviation Administration (FAA), U.S. Department of Transportation (DOT) and other regulatory agencies; statements related to airport rent rates and landing fees; statements related to our lease of the cargo and maintenance hangar at the Daniel K. Inouye International Airport; statements regarding a joint venture with Japan Airlines; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding potential dilution of our securities; statements related to our frequent flyer program; statements related to our hedging program; statements concerning accounting principles, policies, standards, estimates, and the effect of the adoption thereof; statements regarding our net operating loss carryforwards; statements regarding our credit card holdback; statements regarding our debt or lease obligations and financing arrangements; statements regarding our financing needs; statements related to risk management, credit risks, and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft and associated costs; statements related to the effects of any litigation on our operations or business; statements related to competition on our routes; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.
Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; competitive pressures, including the potential impact of increasing industry capacity between North America and Hawai’i; fluctuations in demand for transportation in the markets in which we operate, including due to the occurrence of natural disasters, such as hurricanes, volcanic eruptions, earthquakes, and tsunamis; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; our ability to continue to generate sufficient cash flow to support the payment of a quarterly dividend; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include those discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes) and between the Hawaiian Islands and certain cities in the United States (the North America routes together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (13) than any other airline, and also provide approximately 180 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the State of Hawai'i, and the 10th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of September 2018, the latest data available.
At December 31, 2018, our fleet consisted of 20 Boeing 717-200 aircraft for the Neighbor Island routes, four Boeing 767-300 aircraft, 24 Airbus A330-200 aircraft, and eleven Airbus A321-200 for the North America, International, and charter routes. We also own four ATR42 aircraft for the "Ohana by Hawaiian" Neighbor Island service and three ATR71 aircraft for our Neighbor Island cargo operations. During the first quarter of 2019, we expect to retire all four of our remaining Boeing 767-300 aircraft, completing the transition to our A321 aircraft, allowing for optimization of our products and increased management of capacity.
Our goal is to be the number one destination carrier serving Hawai'i. We are devoted to the travel needs of the residents of and visitors to Hawai'i and we offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and we seek to provide quality service to our customers that exemplifies the spirit of Aloha.
Outlook
Our mission is to continue to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2019, we will continue to focus on strengthening our competitive position in the markets that we serve primarily by continuing to mature the routes we launched over the past decade, improving our long term competitive cost structure, improving the guest experience by making travel effortless and furthering our segmentation efforts through our offering of additional value-added products and services, including the introduction of our Main Cabin Basic product in 2019.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. At December 31, 2018, we operated 246 scheduled flights with:

•
Daily service on our North America routes between the State of Hawai'i and Long Beach, Los Angeles, Oakland, Sacramento, San Diego, San Francisco, and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; Seattle, Washington; and New York City, New York.

•	Daily service on our Neighbor Island routes among the six major islands of the State of Hawai'i.

•
Daily service on our International routes between the State of Hawai'i and Sydney, Australia; and Tokyo (Haneda and Narita); and Osaka, Japan; and scheduled service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Brisbane, Australia; Auckland, New Zealand; Sapporo, Japan; and Seoul, South Korea.

•	Various ad hoc charters.

Fuel
Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs:

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2018	273,783	$599,544	$2.19	23.8%
2017	259,915	$440,383	$1.69	19.9%
2016	244,118	$344,322	$1.41	16.9%
As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices, and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into various derivative financial instruments.
Aircraft Maintenance
Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown, and by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs, and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. We perform checks ranging from "walk around" inspections before each flight's departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. The service lives of certain airframe and engine parts and components, which are time or cycle controlled, are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third parties to provide certain maintenance on our aircraft and aircraft engines.
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
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 685,000 in 2018. The number of free travel awards as a percentage of total revenue passengers was approximately 6% in 2018. We believe displacement of revenue passengers is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
Together with Japan Airlines, we filed an application with the U.S. Department of Transportation (DOT) and Japan's Ministry of Land, Infrastructure, Transport and Tourism (MLIT) seeking antitrust immunity to create a joint venture that promises significant consumer benefits and the opportunity for service expansion. We further enhanced our comprehensive partnership with Japan Airlines with the announcement of reciprocal frequent flyer benefits for HawaiianMiles and JAL Mileage Bank members in October 2018. The initial partnership launched in March 2018 with codeshare flights between Japan and Hawaii. We have not yet received approval and we do not anticipate operations commencing under the joint venture until late 2019.

We also have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier). These programs enhance our revenue opportunities by:

•	increasing value to our customers by providing easier access to more travel destinations and better mileage accrual/redemption opportunities;

•	gaining access to more connecting traffic from other airlines; and

•	providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.
Our marketing alliances with other airlines as of December 31, 2018 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	No	Yes
American Airlines	No	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines	No	Yes	No	Yes
JetBlue	Yes	Yes	Yes	Yes
Korean Air	Yes	Yes	Yes	Yes
Philippine Airlines	No	No	No	Yes
Turkish Airlines	No	No	No	Yes
United Airlines	No	Yes	No	Yes
Virgin Atlantic Airways	Yes	Yes	No	No
Virgin Australia	Yes	Yes	No	Yes
Although these programs and services increase our ability to be more competitive, they also increase our reliance on third parties.
Competition
The airline industry is highly competitive. We believe that the principal competitive factors in the airline industry are:

•	Fares;

•	Flight frequency and schedule;

•	Customer service;

•	On-time performance and reliability;

•	Name recognition;

•	Marketing affiliations;

•	Frequent flyer benefits;

•	Aircraft type;

•	Safety record; and

•	In-flight services.
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

Employees
As of December 31, 2018, we had 7,244 active employees, of whom approximately 84% were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	800	July 1, 2022
Cabin crew members	Association of Flight Attendants (AFA)	2,101	January 1, 2017 (**)
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	1,111	January 1, 2021
Clerical	IAM-C	2,031	January 1, 2021
Flight dispatch personnel	Transport Workers Union (TWU)	52	August 1, 2021
(*) Our relations with labor unions representing our airline employees are governed by the Railway Labor Act of 1926. Under the Railway Labor Act, a collective bargaining agreement between us and the labor unions does not expire, but instead becomes amendable as of a stated date if either party wishes to modify the terms of the agreement.
(**) As of December 31, 2018, contract negotiations are ongoing with the AFA.
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
We seek to minimize the impact of carbon emissions from our operations through reductions in our fuel consumption and other efforts. We have reduced the fuel needs of our aircraft fleet through the retirement and replacement of certain aircraft in our fleet with newer, more fuel efficient aircraft. In addition, we have implemented fuel saving procedures in our flight and ground support operations that further reduce carbon emissions. In 2012, we earned the first-ever aviation based carbon credits through the reduction of carbon dioxide emissions with the use of an eco-friendly engine washing technology. We are also supporting initiatives to develop alternative fuels and efforts to modernize the air traffic control system in the U.S. as part of our efforts to reduce our emissions and minimize our impact on the environment.
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
Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. Hawai'i tourism levels are affected by the political and economic climate in Hawai'i's main tourism markets, the availability of hotel accommodations, the popularity of Hawai'i as a tourist destination relative to other vacation destinations, and other global factors, including natural disasters, safety, and security. From time to time, various events and industry specific problems such as labor strikes have had a negative impact on tourism in Hawai'i. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have a material adverse effect on Hawai'i tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and the threat of other negative world events have had, and may in the future have, a material adverse effect on Hawai'i tourism. A decline in the level of Hawai'i passenger traffic could have a material adverse effect on our results of operations and financial condition.
Our business is highly dependent on the price and availability of fuel.
Our results and operations are heavily impacted by the price and availability of jet fuel. While we have benefited in the past from lower fuel costs, fuel costs increased in 2017 and 2018 and we cannot assure that fuel costs will not increase further in the future. The cost and availability of jet fuel remains volatile and is subject to political, economic, and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, and the actions of speculators in commodity markets. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.
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
Our business is expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts, execute payment of expenditures in those locations in local currency, and recently entered into $86.5 million in Japanese Yen denominated debt in connection with two aircraft financing transactions. There is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to the foreign currency exchange rates.
COMPETITIVE ENVIRONMENT RISKS
We operate in an extremely competitive environment.
The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers could negatively impact our operating results. Many of our competitors on our North America and International routes are much larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare war initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

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
During 2018, approximately 74% of our passenger revenue was generated from our Domestic routes. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel within Hawai'i, or to Hawai'i from the U.S. mainland, or an increase in the level of industry capacity on these routes, may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2018, approximately 52% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enable them to attract higher customer traffic levels as compared to us. Also, there have been recent announcements by other carriers, such as Southwest Airlines, that there will be an increase in capacity to and from Hawai'i, and possibly amongst the Hawaiian Islands.
In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (e.g. with JetBlue) to provide customers access to and from North American destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers depending on the economic strength of the hub city and the size of the customer group that frequent the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North American market, for the most part, do not originate in Honolulu, but on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.
Our Neighbor Island routes are affected by increased capacity provided by our competitors.
During 2018, approximately 22% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on our Neighbor Island routes, our competitors could increase capacity to Hawai'i either by introducing new routes or increasing the frequency of existing routes from North America to the Neighbor Islands or by the introduction of additional flights within the Neighbor Islands. This additional capacity could have the effect of decreasing our share of traffic on our Neighbor Island routes, which could have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2018, approximately 26% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
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
We receive, retain, and transmit personal information about our customers and we are subject to increasing legislative, regulatory and customer focus on privacy and data security both domestically and internationally. A number of our commercial partners, including credit card companies, have imposed data security standards that we are obligated to meet and these standards continue to evolve. We will continue our efforts to meet new and increasing privacy and security standards; however, it is possible that such new standards may prove difficult to meet, require us to expend additional resources, and result in us being unable to process credit card transactions if determined to be non-compliant. Additionally, any compromise of our technology systems could result in the loss, disclosure, misappropriation of or access to our customers’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information. Any significant data breach or our failure to comply with applicable U.S. and foreign privacy or data security regulations or security standards imposed by our commercial partners may adversely affect our reputation, business, results of operations and financial condition, and may require that we expend significant additional resources related to the security of information systems.
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
There are a limited number of qualified employees and personnel in the airline and information technology industry, especially within the Hawai'i market. Due to these limitations, we historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, and the distribution and sale of airline seats. Our reliance on outside vendors may continue to increase in the future.
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
Labor costs are a significant component of airline expenses and can substantially impact an airline's results of operations. A significant portion of our workforce is represented by labor unions. We may make strategic and operational decisions that may require the consent of one or more of these labor unions, and these labor unions could demand additional wages, benefits or other consideration in return for their consent.
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
Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect our industry, business, results of operations and financial position.
Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA, and others. If the federal government operations were to experience issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, our business and results of operations could be materially negatively impacted.
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
Extended interruptions or disruptions in service could have a material adverse impact on our operations.
Our financial results may be adversely affected by factors outside our control, including, but not limited to, flight cancellations, significant delays in operations, and facility disruptions. Our principal base of operations is in Hawai'i and a significant interruption or disruption in service could have a serious impact on our business and results of operations. Natural disasters, such as hurricanes, earthquakes and tsunamis, may impact the demand for transportation in the markets in which we operate. In 2018, we faced the impacts of two hurricanes within the vicinity of the State of Hawai'i as well as increased volcanic activity on the Big Island of Hawai'i. There may be a lingering impact to demand on Hawai'i tourism and aviation transportation following weather-related events.

FLEET AND FLEET-RELATED RISKS
We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.
We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Rolls Royce, Pratt & Whitney) for aircraft, aircraft engines, and aircraft-related items. As a result, we are vulnerable to any problems associated with the supply of those aircraft and parts and/or operational disruptions, which could result in increased parts and maintenance costs in future years.
Our agreements to purchase Airbus A321neo aircraft and Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of December 31, 2018, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	7	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025
We have made substantial pre-delivery payments for Airbus and Boeing aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. In 2019, we have significant obligations in order to fund our current aircraft orders and we are continuing to evaluate our options to finance these orders via our operating cash flows and debt financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
Delays in scheduled aircraft deliveries or other loss of fleet capacity may adversely impact our operations and financial results.
The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As noted above, we have contractual commitments to purchase and integrate additional Airbus aircraft or Boeing aircraft into our fleet. If for any reason we are unable to secure deliveries of the Airbus aircraft or Boeing aircraft on the contractually scheduled delivery dates and successfully introduce these aircraft into our fleet, then our business, operations, and financial performance could be negatively impacted. Delays in scheduled aircraft deliveries or our failure to integrate newly purchased aircraft into our fleet as planned may require us to utilize our existing fleet longer than expected. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.
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
In the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price. This type of litigation, if filed against us, could result in substantial costs and divert our management's attention and resources. In addition, the future sale of a substantial number of shares of common stock by us or by our existing stockholders may have an adverse impact on the market price of our common stock. There can be no assurance that the trading price of our common stock will remain at or near its current level.
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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2018, we believe we were in compliance with the foreign ownership rules.

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
In 2018, we initiated the quarterly issuance of dividends to our stockholders of record. We cannot provide any assurance that we will continue to declare dividends for any fixed period, and the payment of dividends may be suspended or adjusted at any time at our discretion. We will evaluate, on a quarterly basis, the amount and timing of future dividends based on our operating results, financial condition, capital requirements, and general business conditions.
LIQUIDITY RISKS
See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our liquidity.
Our financial liquidity could be adversely affected by credit market conditions.
Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Airbus and Boeing to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions may adversely affect the availability of financing or may result in unfavorable terms and conditions. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonable terms, our business and financial condition may be adversely affected.
Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.
As of December 31, 2018, we had $468 million in outstanding debt. Our debt and related covenants could:

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
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash of our consolidated balance sheets, totaled $1.0 million as of December 31, 2017. As of December 31, 2018, there were no holdbacks held with our credit card processors.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2017 and 2018, and anticipated fleet as of December 31, 2019 (based on existing agreements):

	December 31, 2017			December 31, 2018			December 31, 2019			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (6)	Owned	Total	Leased (6)	Owned	Total	Leased (6)	Owned	Total
A330-200(1)	11	13	24	12	12	24	12	12	24	278	5.5
A321-200(2)	—	2	2	2	9	11	2	15	17	189.5
767-300(3)	7	1	8	3	1	4	—	—	—	252 - 264	23.3
717-200	5	15	20	5	15	20	5	15	20	128	16.7
ATR 42-500(4)	—	3	3	—	4	4	—	4	4	48	15.7
ATR 72-200(5)	—	3	3	—	3	3	—	3	3	—	25.4
Total	23	37	60	22	44	66	19	49	68

(1)	In 2018, we entered into a sale leaseback transaction with an independent third party for one A330-200 aircraft under an operating lease for a term of 12 years.

(2)	In 2018, we took delivery of nine Airbus A321-200 aircraft. In 2019, we expect to take delivery of an additional six Airbus A321-200 aircraft.

(3)
The decrease in leased Boeing 767-300 from 2017 to 2018 is due to the retirement of four aircraft. In the first quarter of 2019, we retired our remaining four aircraft, thereby completing our exit from the Boeing 767-300 fleet.

(4)	The ATR 42-500 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. In 2018, we took delivery of one ATR 42-500 turboprop aircraft.

(5)	The ATR 72-200 turboprop aircraft are used for our cargo operations.

(6)	Leased aircraft include both aircraft under capital and operating leases. See Note 9 to the consolidated financial statements for further discussion regarding our aircraft leases.
At December 31, 2018, we had firm aircraft orders as detailed below:

Delivery Year	A321neo Aircraft(1)	B787-9 Aircraft(2)	Total
2019	6	—	6
2020	1	—	1
2021	—	2	2
2022	—	3	3
2023	—	1	1
2024	—	3	3
2025	—	1	1
	7	10	17

(1)
In 2013, we entered into an agreement for the purchase of 16 new Airbus A321neo aircraft with purchase rights for an additional nine aircraft with scheduled for deliveries from 2017 to 2020. In 2018, we took delivery of seven firm ordered aircraft, bringing our total delivered aircraft to nine. We have seven additional A321neo deliveries scheduled in 2019 and 2020 as reflected above, bringing the total purchased A321neo aircraft to 16. The Airbus A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on our North America routes.

(2)
In February 2018, we exercised our right to terminate our aircraft purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six A330-800neo aircraft. Refer to Note 11 to the consolidated financial statements for discussion of the contract termination charge. In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled deliveries from 2021 to 2025. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body for long-haul Asia/Pacific and North America routes.

See Note 9 to the consolidated financial statements for additional information regarding our aircraft lease agreements.
Ground Facilities
Our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at the Daniel K. Inouye International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at other Neighbor Island airports owned by the State of Hawai'i. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawai'i to be common areas and thus are not exclusively controlled by us. We also utilize other State of Hawai'i facilities, including station managers' offices, Premier Club lounges, and operations support space.

The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2018:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Long Beach Airport	Long Beach	California
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Daniel K. Inouye International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Kapalua Airport	Lahaina	Hawai'i
Ellison Onizuka Kona International Airport	Kailua-Kona	Hawai'i
Lana'i Airport	Lana'i	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Moloka'i Airport	Moloka'i	Hawai'i
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Haneda International Airport	Tokyo	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the NASDAQ Global Select Market under the symbol "HA."
Holders
There were 749 stockholders of record of our common stock as of February 8, 2019, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
We paid dividends of $24.2 million to shareholders of record during 2018 and $6.3 million during 2017. In February 2019, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 22, 2019 to stockholders of record as of February 8, 2019.
Our dividend payments may change from time to time. We cannot provide assurance that we will continue to declare dividends for any fixed period and payment of dividends may be suspended at any time at our discretion.
United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2018, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table displays information with respect to our repurchases of shares of our common stock during the three months ended December 31, 2018:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
October 1, 2018 - October 31, 2018	1,083,195	$34.68	1,083,195
November 1, 2018 - November 30, 2018	179,738	35.26	179,738
December 1, 2018 - December 31, 2018	158,595	29.65	158,595
Total	1,421,528		1,421,528	$97.5

(i)
In November 2017, our Board of Directors approved the repurchase of up to $100.0 million of our outstanding common stock over a two-year period through December 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations, which stock repurchase program was completed in December 2018. In November 2018, our Board of Directors approved the repurchase of up to an additional $100 million of our outstanding common stock through December 2020. The new stock repurchase program is subject to modification or termination at any time.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2013 to December 31, 2018. The comparison assumes $100 was invested on December 31, 2013 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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
Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2018	2017		2016	2015	2014
	(in thousands, except per share data)
Summary of Operations:(a)
Operating revenue	$2,837,411	$2,675,145		$2,432,413	$2,317,467	$2,314,879
Operating expenses	2,523,043	2,211,107		2,034,926	1,868,837	2,060,922
Operating income	314,368	464,038		397,487	448,630	253,957
Net Income	233,200	330,610		224,120	182,646	68,926
Net Income Per Common Stock Share:
Basic	$4.63	$6.23	(c)	$4.19	$3.38	$1.29
Diluted	4.62	6.19		4.15	2.98	1.10
Cash dividends declared per common share	0.48	0.12		0.00	0.00	0.00
Balance Sheet Items as of December 31:
Total assets	$3,196,646	$2,873,821		$2,720,346	$2,489,922	$2,554,112
Long-term debt, less discount, and capital lease obligations, excluding current maturities(b)	608,684	511,201		497,908	677,915	870,946

(a)
We adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), and restated the consolidated financial results as of and for the years ended December 31, 2017 and 2016. Results from periods prior to 2016 have not been restated for the adoption of this standard. See Note 1 to the consolidated financial statements for additional information.

(b)
In 2018, we entered into two Japanese Yen denominated debt agreements for a total value of $86.5 million to finance a portion of the purchase price of two Airbus A321neo aircraft. Additionally, we took delivery of two A321neo aircraft accounted for as a capital lease. In 2016, we extinguished $140.5 million of existing debt under three secured financing agreements, which were originally scheduled to mature in 2022 and 2023. In 2015, we extinguished $123.9 million of existing debt under four secured financing agreements, which were originally scheduled to mature in 2018, 2023, and 2024. We also repurchased $70.8 million in principal of our convertible notes. In 2014, we received proceeds of $368.4 million in connection with the EETC financing for the purchase of five Airbus A330-200 aircraft. See further discussion at Note 8 to the consolidated financial statements.

(c)
We recognized a one-time benefit of $83.0 million, or $1.55 per common stock share, during the year ended December 31, 2017 as a result of the Tax Reform Act enacted in December 2017. During the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act and recorded an additional tax benefit of $9.3 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations. This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in the "Risk Factors" section of this report. See "Cautionary Note Regarding Forward-Looking Statements" above. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.
Year in Review
2018 Financial Highlights

•	Operating income of $314 million compared to $464 million in the prior-year period.

•	Pre-tax income of $301 million compared to $391 million in the prior-year period.

•	GAAP net income of $233 million or $4.62 per diluted share compared to $331 million or $6.19 per diluted share in the prior year period.

•	Adjusted net income of $275 million or $5.44 per diluted share compared to $289 million or $5.41 per share in the prior year period.

•	Unrestricted cash and cash equivalents and short-term investments of $501 million compared to $460 million in the prior year period.
See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
Outlook
Looking ahead, capacity increases in North America and parts of our International network are expected to increase in the first half of 2019. We expect our capacity to grow between 1.5% to 3.0% in the first quarter of 2019 as compared to the first quarter of 2018. For the first quarter of 2019, we expect the aforementioned increases in capacity will result in operating revenue per available seat mile to decrease between 3.0% to 6.0% as compared to the first quarter of 2018. We also expect that our operating costs per available seat mile will decrease by 3.8% to 7.1% during the first quarter of 2019, while our operating costs per available seat mile excluding fuel will increase by 1.0% to 4.0%.
For 2019, we expect the corporate federal tax rate will result in an all-in book tax rate for us of 25% to 27%.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2018		2017 (a)		2016 (a)
	(in thousands, except as otherwise indicated)
Scheduled Operations (b) :
Revenue passengers flown	11,830		11,498		11,044
Revenue passenger miles (RPM)	17,198,985		16,307,344		15,484,369
Available seat miles (ASM)	20,158,139		18,991,566		18,371,544
Passenger revenue per RPM (Yield)	15.13	¢	15.25	¢	14.67	¢
Passenger load factor (RPM/ASM)	85.3%		85.9%		84.3%
Passenger revenue per ASM (PRASM)	12.91	¢	13.09	¢	12.37	¢
Total Operations (b) :
Revenue passengers flown	11,840		11,505		11,051
RPM	17,206,703		16,316,739		15,492,509
ASM	20,171,911		19,006,682		18,384,637
Operating revenue per ASM (RASM)	14.07	¢	14.07	¢	13.23	¢
Operating cost per ASM (CASM)	12.51	¢	11.63	¢	11.07	¢
CASM excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items (c)	9.36	¢	9.19	¢	8.60	¢
Aircraft fuel expense per ASM (d)	2.97	¢	2.32	¢	1.87	¢
Revenue block hours operated	208,809		189,881		179,254
Gallons of jet fuel consumed	273,783		259,915		244,118
Average cost per gallon of jet fuel (actual) (d)	$2.19		$1.69		$1.41

(a)	Amounts adjusted due to the adoption of ASC 606. See Note 1 to consolidated financial statements for additional information.

(b)	Includes the operations of our contract carrier under a capacity purchase agreement. Total Operations includes both scheduled and chartered operations.

(c)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.

(d)	Includes applicable taxes and fees.
Operating Revenue
Our revenue is derived primarily from transporting passengers on our aircraft. We record passenger revenue when the transportation is provided or upon scheduled flight for tickets expected to expire unused. We measure capacity in terms of available seat miles, which represent the number of seats available for passengers multiplied by the number of miles the seats are flown. Yield, or the average amount one passenger pays to fly one mile, is calculated by dividing passenger revenue by RPMs. We strive to increase passenger revenue primarily by increasing our yield per flight or by filling a higher proportion of available seats, which produces higher operating revenue per available seat mile. Other revenue primarily consists of cargo revenue, incidental services revenue, marketing component related to the sale of frequent flyer miles, contract services and charter services revenue.
Operating revenue was $2.84 billion, $2.68 billion and $2.43 billion for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in operating revenue in 2018 from 2017 was driven primarily by an increase in passenger revenue and is discussed below:

2018 vs. 2017
Passenger Revenue
Passenger revenue was $2.60 billion and $2.49 billion for the years ended December 31, 2018 and 2017, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2018 as compared to Year Ended December 31, 2017
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$58.9	(2.8)%	6.1%	8.4%
International	57.0	5.1	4.1	1.9
Total scheduled	$115.9	(0.8)%	5.5%	6.1%
Domestic revenue increased by $58.9 million driven by a 2.7% increase in passengers flown on our domestic routes, partially offset by a 1.2% decline in average fares. Unit revenue declines primarily resulted from capacity growth in the region, specifically between Hawai'i and North America, combined with a reduction in travel attributed to weather-related events impacting the State of Hawai'i.
International revenue increased by $57.0 million for the year ended December 31, 2018 as compared to the prior year period driven by a combination of increased passenger counts and average fares, which outpaced capacity growth. In 2017, we completed the upgrade of our first class cabin and extra comfort seating products on our A330 aircraft, which are driving improvements in profitability and unit revenue growth.
During the year we expanded our operations and now have direct routes between Maui, Hawai'i and Portland, Oregon (January 2018), Kona, Hawai'i and Los Angeles, California (March 2018), Lihue, Hawai'i and Los Angeles, California (May 2018), Honolulu, Hawai'i and Long Beach, California (May 2018), Maui, Hawai'i and San Diego, California (June 2018), and Lihue, Hawai'i and Oakland, California (July 2018 - expansion to daily service). In October 2018, we suspended our thrice-weekly nonstop service between Honolulu, Hawai'i and Beijing, China. In September 2018, we announced our new direct route between Honolulu, Hawai'i and Boston, Massachusetts, which will commence in April 2019. During the first quarter of 2019, we will have retired our last Boeing 767-300 aircraft, completing the transition to our A321 aircraft, allowing for optimization of our products and better capacity management.
Other Operating Revenue
Other operating revenue increased by $46.3 million, or 24.6%, in 2018, as compared to 2017, primarily due to an increase in loyalty program revenue of $31.8 million related to brand usage associated with our co-brand credit card partnership with Barclays, which was amended in the first quarter of 2018. Refer to Note 1 in the consolidated financial statements for additional information. Cargo revenue was up $9.0 million as a result of increased freight volumes and the introduction of our inter-island cargo freighter operation in the fourth quarter of 2018.
Operating Expenses
During the year ended December 31, 2018, total operating expense increased $311.9 million or 14.1% to $2.5 billion as compared to the same period in 2017. The largest components of our operating expenses are wages and benefits provided to our employees and aircraft fuel (including taxes and delivery). Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2018 as compared to year ended December 31, 2017
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$159,161	36.1%
Wages and benefits	51,722	8.2
Aircraft rent	(11,803)	(8.6)
Maintenance materials and repairs	20,206	9.2
Aircraft and passenger servicing	12,943	8.9
Commissions and other selling	2,565	2.0
Depreciation and amortization	26,589	23.5
Other rentals and landing fees	10,140	8.7
Purchased services	20,864	18.8
Contract terminations expense	35,322	NM
Special items	(23,450)	NM
Other	7,677	5.3
Total	$311,936	14.1%
Aircraft fuel
The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The increases in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2018	2017	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$599,544	$440,383	36.1%
Fuel gallons consumed	273,783	259,915	5.3%
Average fuel price per gallon, including taxes and delivery	$2.19	$1.69	29.6%
The increase in fuel expense from 2017 to 2018 is due to an increase in average fuel price per gallon and increased fuel consumption driven by capacity growth.
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
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2018	2017	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$599,544	$440,383	36.1%
Realized losses (gains) on settlement of fuel derivative contracts	(25,563)	534	(4,887.1)%
Economic fuel expense	$573,981	$440,917	30.2%
Fuel gallons consumed	273,783	259,915	5.3%
Economic fuel costs per gallon	$2.10	$1.70	23.5%

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits
Wages and benefits expense increased by $51.7 million, or 8.2%, in 2018, as compared to 2017, primarily driven by increased overall headcount (up 8.8% in 2018). The higher wages and benefits expenses also reflected an increase in cost incurred for training to prepare for the induction of our A321neo fleet which entered service during 2018.
Maintenance materials and repairs
Maintenance materials and repairs increased $20.2 million, or 9.2%, in 2018, as compared to 2017. On a per ASM basis, maintenance, materials, and repairs expense increased 2.9% as compared to the prior year, primarily due to an increase in the number of airframe and engine maintenance events, higher cost of materials for aging aircraft, and an increase in rates on our power by hour contract.
Aircraft and passenger servicing
Aircraft and passenger servicing expenses increased $12.9 million, or 8.9%, in 2018, as compared to 2017, resulting from higher food and beverage expenses attributed to increased passenger counts (up 2.9% in 2018) and an increase in ground handling services reflective of increased operations in domestic and international markets.
Depreciation and amortization
Depreciation and amortization increased $26.6 million, or 23.5%, in 2018, as compared to 2017 primarily due to additions of new aircraft, aircraft improvements and increases in information technology infrastructure and development projects.
Purchased services
Purchased services expense increased by $20.9 million, or 18.8%, in 2018, as compared to 2017. The increase was primarily attributed to an increase in third party expenses including, outsourced web and IT fees and services associated with our increased cargo operations.
Contract terminations expense
During the year ended December 31, 2018, we terminated two contracts which incurred a total of $35.3 million in expense. The transactions are described below:

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

In February 2018, we exercised our right to terminate the aircraft purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. To terminate the purchase agreement, we were obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. We recorded a contract terminations expense to reflect the termination penalty within our consolidated statements of operations.
Nonoperating expense, net
Net nonoperating expense decreased by $60.0 million in 2018, as compared to 2017, primarily as a result of a $35.2 million loss on plan termination and a $10.4 million partial settlement and curtailment loss, which were recorded in Other nonoperating special items in 2017. Additionally, Other components of net periodic benefit costs decreased by approximately $15.9 million during the year ended December 31, 2018, as compared to the same period in 2017, primarily as a result of strategic initiatives and favorable market trends.
Income taxes
Our effective tax rate was 22.6% for 2018, compared with 15.4% for 2017. In December 2017, Congress enacted the Tax Cuts and Jobs Act (Tax Act), which resulted in a reduction of the federal corporate tax rate from 35% to 21% and the re-measurement of our deferred tax assets and liabilities as of December 31, 2017. We recorded a tax benefit of $83.0 million during 2017 to record the impact of the Tax Act. During the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act and recorded an additional tax benefit of $9.3 million, the majority of which related to pension contributions made in 2018 for the 2017 plan year deductible at the higher 2017 tax rate. Refer to Note 10 in the consolidated financial statements for additional discussion.
2017 vs. 2016
Passenger Revenue
Passenger revenue was $2.49 billion and $2.27 billion for the years ended December 31, 2017 and 2016, respectively. Details of these changes are described in the table below:

	Year Ended December 31, 2017 as compared to Year Ended December 31, 2016
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$86.1	5.3%	(0.5)%	(2.3)%
International	129.0	6.3	19.2	15.6
Total scheduled	$215.1	4.0%	5.3%	3.4%
Domestic revenue increased $86.1 million on yield improvement of 5.3%. North America routes drove the yield improvement as a result of strong demand and the relatively steady industry capacity environment in 2017, which resulted in higher unit prices.
International revenue increased $129.0 million in 2017, as compared to 2016. A 19.2% increase in RPM along with yield improvement of 6.3% drove the strong revenue performance. The increase in RPM flown is attributed to the expansion of Hawai'i to Japan service in 2016, which was fully realized in 2017 and includes; the expansion of service between Honolulu and Tokyo/Narita (July 2016 start), Kona and Tokyo/Haneda (December 2016 start), and expansion of existing Honolulu and Tokyo/Haneda, Japan service (December 2016 start).
Other Operating Revenue
Other operating revenue increased by $27.6 million, or 17.2%, in 2017, as compared to 2016, due to an increase in cargo revenue of $19.7 million, or 26.7%, attributable to increased freight volumes. The increase was also due to a $2.7 million increase in contract services revenue (e.g. ground handling). Other components within our Other operating revenue line include, but are not limited to, loyalty brand and marketing revenue, and other miscellaneous items.

Operating Expenses
During the year ended December 31, 2017, total operating expense increased $176.2 million or 8.7% to $2.2 billion as compared to the same period in 2016. The largest components of our operating expenses are wages and benefits provided to our employees and aircraft fuel (including taxes and delivery). Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2017 as compared to year ended December 31, 2016
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$96,061	27.9%
Wages and benefits	97,733	18.3
Aircraft rent	13,199	10.6
Maintenance materials and repairs	(9,491)	(4.1)
Aircraft and passenger servicing	14,954	11.5
Commissions and other selling	3,963	3.2
Depreciation and amortization	5,149	4.8
Other rentals and landing fees	8,676	8.0
Purchased services	14,588	15.2
Special items	(85,692)	(78.5)
Other	17,041	13.4
Total	$176,181	8.7%
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
The increase in fuel expense from 2016 to 2017 is due to an increase in average fuel price per gallon and increased fuel consumption due to added capacity.
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2017	2016	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$440,383	$344,322	27.9%
Realized losses (gains) on settlement of fuel derivative contracts	534	27,572	(98.1)%
Economic fuel expense	$440,917	$371,894	18.6%
Fuel gallons consumed	259,915	244,118	6.5%
Economic fuel costs per gallon	$1.70	$1.52	11.8%
Wages and benefits
Wages and benefits expense increased by $97.7 million, or 18.3%, in 2017, as compared to 2016, of which approximately $43.4 million was due to the Air Line Pilots Association (ALPA) contract amendment effective April 1, 2017.  In addition, employee benefits expenses (including health insurance) increased by $18.4 million for the year. The higher wages and benefits expenses also reflected an increase in the number of flight crew and training to prepare for the induction of our A321neo fleet, in addition to an overall increase in employee headcount by approximately 7.4% as compared to December 31, 2016, which includes flight attendants, machinists, and non-contract employees.
Aircraft rent
Aircraft rent increased by $13.2 million, or 10.6%, in 2017, as compared to 2016, due to a sale leaseback transaction for three Boeing 767-300 aircraft in April 2017 and the addition of two leased Boeing 717-200 aircraft in November 2016.
Aircraft and passenger servicing
Aircraft and passenger servicing expenses increased $15.0 million, or 11.5%, in 2017, as compared to 2016, resulting directly from higher passenger counts, specifically a 21.5% increase in international passengers flown which generally have a higher associated food and handling cost per passenger. This increase resulted in an overall increase of $5.4 million in food and beverage costs and $5.6 million in ground handling costs.
Purchased services
Purchased services expense increased by $14.6 million, or 15.2%, in 2017, as compared to 2016, due to an increase of $8.6 million in various third party expenses including: outsourced web and IT fees and outsourced labor resources associated with the maintenance hangar project.
Special items
Special items expense decreased by $85.7 million, or 78.5%, in 2017, as compared to 2016. See Note 11 to the consolidated financial statements for further discussion surrounding both 2017 and 2016 Special items.
Other expenses
Other expenses increased by $17.0 million, or 13.4%, in 2017, as compared to 2016, due to an increase of $3.8 million in hotel and personnel related expenses for our crew members (e.g. meals and entertainment), as well as a $4.1 million increase in other supplies expenses. Other components of our Other expense line item include, but are not limited to, communication costs, professional and technical fees, insurance costs, legal fees, and other miscellaneous expenses.
Nonoperating expense, net
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
Income Tax Expense
Our effective tax rate was 15.4% percent for 2017, compared with 38.0% for 2016. The decrease in rate was driven by a $83.0 million reduction in provision for income taxes related to the Tax Act enacted in December 31, 2017, which resulted in re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21.0%.
Liquidity and Capital Resources
Our primary sources of liquidity are:

•	Our existing cash and cash equivalents and short-term investments of $500.8 million, and our expected cash from operations;

•	Our 21 unencumbered aircraft in our aircraft fleet as of December 31, 2018, that could be financed, if necessary; and

•	Our $235.0 million revolving credit facility with no outstanding borrowing. Information about this facility can be found in Note 8 to the consolidated financial statements.
At December 31, 2018, we had $709.8 million of debt and capital lease obligations, including $101.1 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2018, our current liabilities exceeded our current assets by approximately $301.0 million. However, approximately $603.7 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.
Cash Flows
Net cash provided by operating activities was $508.5 million, $331.1 million, and $437.0 million in 2018, 2017, and 2016, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of the airline operations. The operating cash flows for 2018, 2017, and 2016 were impacted primarily by our results of operations, adjusted for non-cash items as well as changes in the Air traffic liability, Accounts receivables and Other asset and liabilities, net. Net cash provided by operating activities is primarily used to finance capital expenditures, including pre-delivery payments for future aircraft deliveries, repayment of debt and capital lease obligations, fund stock repurchases, pay dividends, and provide working capital.
Cash used in investing activities was $316.5 million, $294.7 million, and $154.1 million for 2018, 2017, and 2016, respectively. Investing activities in 2018, 2017, and 2016 included Capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During 2018, Capital expenditures were $486.8 million, the majority of which were payments for new A321 aircraft delivered to us. This compared with $341.5 million and $178.8 million in Capital expenditures during 2017 and 2016, respectively. We currently estimate our 2019 capital expenditures will range between approximately $380 million to $430 million. During 2018, our purchases and sales of short-term investments resulted in net cash inflow of $36.6 million. During 2017 and 2016, purchases and sales of short-term investments resulted in net cash outflows of $12.9 million and $7.1 million, respectively. During 2018, we received proceeds of $46.7 million as a result of the sale of three Boeing 767-300 aircraft and $87.0 million as a result of the completion of the sale and subsequent leaseback of an A330-200 aircraft accounted for as an operating lease.
Net cash used in financing activities was $115.4 million, $175.5 million, and $238.5 million for 2018 and 2017, and 2016, respectively. During 2018, we repaid $68.2 million in debt and capital lease obligations, compared with $61.5 million and $214.0 million during 2017 and 2016, respectively. During 2018, we entered into two Japanese Yen denominated notes, totaling $86.5 million, collateralized by the aircraft financed. See Note 8 to the consolidated financial statements for further information. We repurchased $102.5 million of our outstanding common stock through authorized share repurchases during 2018, compared with repurchases of $100.0 million and $13.8 million in 2017 and 2016, respectively. We also paid $24.2 million in dividends to Shareholders during 2018, compared with $6.3 million in 2017. Although we currently intend to continue paying dividends on a quarterly basis for the foreseeable future, our Board of Directors may change the timing, amount, and payment of dividends on the basis of the results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.
Credit Card Holdbacks
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, are reported as restricted cash in our Consolidated Balance Sheets. As of December 31, 2018, there were no holdbacks held with our credit card processors.
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
Pension and Other Postretirement Benefit Plan Funding

As of December 31, 2018, the excess of the projected benefit obligations over the fair value of plan assets was approximately $186.3 million. We voluntarily contributed $50.0 million, $30.2 million, and $57.8 million to our defined benefit pension plans (excluding one-time settlement payments) and disability plan during 2018, 2017, and 2016, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements, and the level and timing of asset returns. We have made significant contributions (above the minimum required) to our defined benefit pension and disability plans in the past few years. In 2019, our minimum required contribution has been estimated to be approximately $7.8 million.
Stock Repurchase Program and Dividends
During the year ended December 31, 2018, we used $102.5 million to repurchase 2.8 million shares of our common stock, completing our November 2017 repurchase authorization. In November 2018, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to further modification or termination at any time.
The following table displays information with respect to our stock repurchase programs as of December 31, 2018:

(in thousands, except repurchase price)	Share Repurchase Authorization (in '000s)	Weighted Average Repurchase Price	Planned Completion Date	Authorization Remaining
April 2015 Program	$100,000	$25.75	April 2017	Completed April 2017
April 2017 Program	100,000	39.85	May 2019	Completed December 2017
November 2017 Program	100,000	36.71	December 2019	Completed December 2018
November 2018 Program	100,000	27.11	December 2020	$97,500

During 2018, we declared and paid cash dividends of $24.2 million. In February 2019, our Board of Directors declared a $0.12 per share payable on February 22, 2019 to stockholders of record as of February 8, 2019.
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
Contractual Obligations
Our estimated contractual obligations as of December 31, 2018 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt and capital lease obligations, including principal and interest(1)	$882,998	$130,744	$172,412	$168,115	$411,727
Operating leases—aircraft and related equipment(2)	558,584	106,448	164,732	128,133	159,271
Operating leases—non-aircraft	118,888	5,730	11,554	11,905	89,699
Purchase commitments—capital(3)	1,941,180	330,089	465,454	667,849	477,788
Other commitments(4)	487,155	74,621	135,833	111,856	164,845
Projected employee benefit contributions(5)	44,355	3,755	10,800	17,800	12,000
Total contractual obligations	$4,033,160	$651,387	$960,785	$1,105,658	$1,315,330

(1)
Amounts reflect capital lease obligations for one Airbus A330-200 aircraft, two Airbus A321-200 aircraft, two Boeing 717-200 aircraft, one Airbus A330 flight simulator, aircraft and IT related equipment, and the building component of the cargo and maintenance hangar (within the capital commitments section).

(2)	Amounts reflect leases for eleven Airbus A330-200 aircraft, three Boeing 767-300 aircraft which end during the first quarter of 2019, and three Boeing 717-200 aircraft as of December 31, 2018.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment. See Note 14 to the consolidated financial statements for a discussion of our purchase commitments.

(4)
Amounts include commitments for services provided by third-parties for aircraft maintenance for our fleet, capacity purchases, IT, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Amounts include our estimated contributions to our pension plans (based on actuarially determined estimates) and our pilots' disability plan. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2025. See "Critical Accounting Policies" below for a discussion of our current year assumption regarding our employee benefit plans.

Capital Commitments
As of December 31, 2018, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	7	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025
Pratt & Whitney spare engines:
A321neo spare engines	1	2	In 2019
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $330 million in 2019, $162 million in 2020, $303 million in 2021, $431 million in 2022, $237 million in 2023, and $478 million thereafter.
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
See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
As a result of the Tax Act, we recognized a one-time benefit of $83.0 million in the fourth quarter of 2017 from the estimated impact of the revaluation of deferred tax assets and liabilities. This tax benefit is being excluded from our results as a Special item. We excluded the Tax Act effect (on the financial statements) in order to allow investors to better analyze our core results and allow the information to be presented on a comparative basis to the prior year.

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

•
Unrealized loss (gain) on foreign debt is based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements we executed in 2018. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•	Loss on extinguishment of debt, net of tax, is excluded to allow investors to analyze our core operational performance and compare our results to other airlines in the periods presented below.

•
Loss (gain) on sale of aircraft is the result of adjustments to the final purchase price for three of our Boeing 767-300 aircraft included in a forward sale agreement we entered into in January 2018 and described below. During the twelve months ended December 31, 2018, we recorded a loss of $0.3 million.

2016 Special Items

•
An impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to exit our Boeing 767-300 fleet in 2018. We estimated the fair value of the owned Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers, which resulted in a $49.4 million impairment charge.

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

•
In April 2017, we executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and end between November 2018 and January 2019. During the twelve months ended December 31, 2017, we recorded a loss on sale of aircraft of $4.8 million.

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

2018 Contract Terminations Expense

•	During the twelve months ended December 31, 2018, we terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:

◦
In February 2018, we exercised our right to terminate our aircraft purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. To terminate the purchase agreement, we were obligated to repay Airbus for concessions received relating to a prior firm order, training credits, as well as forfeit the pre-delivery progress payments made towards the flight equipment. We recorded a contract terminations expense to reflect the termination penalty in our consolidated statements of operations.

◦
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

	Year Ended December 31,
	2018		2017		2016
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income, as reported	$233,200	$4.62	$330,610	$6.19	$224,120	$4.15
Add: impact of tax reform	—	—	(82,978)	(1.55)	—	—
Add: changes in fair value of derivative contracts	19,973	0.39	(3,845)	(0.07)	(47,678)	(0.88)
Add: unrealized loss on foreign debt	380	0.01	—	—	—	—
Add: loss on extinguishment of debt	—	—	—	—	10,473	0.19
Add: loss on sale of aircraft	309	0.01	—	—	—	—
Add: contract terminations expense	35,322	0.70	—	—	—	—
Add: special items
Operating
Loss on sale of aircraft	—	—	4,771	0.09	—	—
Collective bargaining charge	—	—	18,679	0.35	38,781	0.72
Impairment charge	—	—	—	—	49,361	0.92
Termination charge	—	—	—	—	21,000	0.39
Nonoperating
Partial settlement and curtailment loss	—	—	10,384	0.19	—	—
Loss on plan termination	—	—	35,201	0.66	—	—
Tax effect of adjustments	(14,365)	(0.29)	(23,886)	(0.45)	(27,307)	(0.51)
Adjusted net income	$274,819	$5.44	$288,936	$5.41	$268,750	$4.98
Operating Costs per Available Seat Mile (CASM)
We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and special items (if applicable) to measure and monitor its costs.

CASM and CASM, excluding fuel, loss on sale of aircraft, contract terminations expense, and special items, are summarized in the table below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except for CASM figures)
GAAP operating expenses	$2,523,043	$2,211,107	$2,034,926
Less: aircraft fuel, including taxes and delivery	(599,544)	(440,383)	(344,322)
Less: contract terminations expense	(35,322)	—	—
Less: loss on sale of aircraft	(309)	—	—
Less: special items
Loss on sale of aircraft	—	(4,771)	—
Collective bargaining charge	—	(18,679)	(38,781)
Impairment charge	—	—	(49,361)
Termination of Boeing 767-300 engine maintenance contract	—	—	(21,000)
Adjusted operating expenses—excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items	$1,887,868	$1,747,274	$1,581,462
Available Seat Miles	20,171,911	19,006,682	18,384,637
CASM—GAAP	12.51 ¢	11.63 ¢	11.07 ¢
Less: aircraft fuel, including taxes and delivery	(2.97)	(2.32)	(1.87)
Less: contract terminations expense	(0.18)	—	—
Less: loss on sale of aircraft	0.00	—	—
Less: special items
Loss on sale of aircraft	—	(0.02)	—
Collective bargaining charge	—	(0.10)	(0.21)
Impairment charge	—	—	(0.28)
Termination of Boeing 767-300 engine maintenance contract	—	—	(0.11)
CASM—excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items	9.36 ¢	9.19 ¢	8.60 ¢
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
Revenue Recognition
We adopted the new revenue standard (ASC 606) as of January 1, 2018, utilizing the full retrospective option. The adoption of the standard has had a significant impact on our financial statements and our critical accounting policies. See Note 1 to the consolidated financial statements for additional information including quantification of the overall impact of adoption.

Passenger revenue. We record passenger ticket sales and tickets sold by other airlines for use on Hawaiian as passenger revenue when the transportation is provided or upon scheduled flight for tickets expected to expire unused. The value of unused passenger tickets is included in current liabilities as Air Traffic Liability. Non-refundable tickets generally expire 13 months from the date of flight. We record an estimate of breakage revenue on the scheduled flight date for tickets that will expire unused. These estimates are based on the evaluation of actual historical results and forecasted trends. Ticket change fees are recorded in air traffic liability and recognized when the related transportation is provided.
Frequent flyer revenue. HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. ASC 606, Revenue from Contracts with Customers, and created Accounting Standards Codification (ASC 606) requires us to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel or other award is used by the passenger, at which time it is included in passenger revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. The equivalent ticket value (ETV) includes a fulfillment discount (breakage) to reflect the value of the award ticket over the number of miles that, based on historical experience, will be needed to obtain the award. On a quarterly basis, we calculate the ETV by analyzing the fares of similar tickets for the prior 12 months, considering cabin class and geographic region.

We also sell mileage credits to companies participating in our frequent flyer program. These contracts generally include multiple performance obligations, including the transportation that will ultimately be provided when the mileage credits are redeemed and marketing and brand related activities.

During the first quarter of 2018, we amended our partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our Barclay's co-branded cardholders. The amended agreement did not change, and includes the following performance obligations; (i) transportation that will ultimately be provided when mileage credits are redeemed (transportation), (ii) the Hawaiian Airlines brand and access to its members lists (collectively, brand performance), (iii) marketing, and (iv) airline benefits to cardholders, including discounts and anniversary travel benefits, baggage waivers and inflight purchase credits. We determined the relative fair value of each performance obligation by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the performance obligations based on their relative selling prices.

The transportation performance obligation is deferred and recognized as passenger revenue when the transportation is provided. The value to the financial institution is provided each time a new cardholder chooses the Hawaiian branded credit card and each time a cardholder chooses to use the co-branded credit card. Therefore, we recognize revenue for the brand performance obligation as members use their co-brand credit card and the resulting mileage credits are issued to them, which best correlates with our performance toward satisfying the obligation.

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. To determine the total estimated transaction price, we forecast future credit card activity based on historical data. The relative selling price is determined using management’s estimated standalone selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which we would transact a sale if the product or service were sold on a standalone basis. Accordingly, we determine our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, number of miles awarded and number of miles redeemed. We estimate the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

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
The significant assumptions as of December 31, 2018 are as follows:

Pension:
Discount rate to determine projected benefit obligation	4.35%
Expected return on plan assets	7.33%	^
Postretirement:
Discount rate to determine projected benefit obligation	4.36%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	6.75%
Ultimate	4.75%
Years to reach ultimate trend rate	4
Disability:
Discount rate to determine projected benefit obligation	4.39%
Expected return on plan assets	4.90%	^
N/A      Not Applicable

^	Expected return on plan assets used to determine the net periodic benefit expense for 2019 is 6.91% for the pension plans and 4.90% for the disability plan.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return by 100 basis points will have the following effects on our estimated 2019 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2019 pension expense	$3.0
Increase in estimated 2019 disability benefit expense	0.3
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2018	$46.8
Increase in other postretirement benefit obligation as of December 31, 2018	15.0
Decrease in estimated 2019 pension expense (operating and nonoperating)	(0.3)
Increase in estimated 2019 other postretirement benefit expense (operating and nonoperating)	1.2
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2018	$8.0
Increase in estimated 2019 other postretirement benefit expense (operating and nonoperating)	1.0

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2018	$(6.9)
Increase in estimated 2019 other postretirement benefit expense (operating and nonoperating)	1.2

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
Long-Lived Assets
Long-lived assets used in operations, consisting principally of property and equipment. Depreciable life is determined through economic analysis, such as reviewing existing fleet plans, obtaining appraisals and comparing estimated lives to other airlines that operate similar fleets. Residual values are estimated based on historical experience and are based on when the aircraft are acquired and typically reflect asset values that have not reached the end of their physical life.
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

Income Taxes

The Tax Act, enacted in December 2017, significantly changed existing U.S. tax law and reduces the U.S. federal corporate tax from 35% to 21%. We recognized a one-time benefit of $83.0 million during the year ended December 31, 2017 from the impact of the revaluation of deferred tax assets and liabilities. During the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act and recorded an additional tax benefit of $9.3 million, primarily related to deductions for additional pension contributions made in 2018 for the 2017 Plan year.

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
Aircraft Fuel
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 24% of our operating expenses for the year ended December 31, 2018. Approximately 71% of our fuel is based on Singapore jet fuel prices, 26% is based on U.S. West Coast jet fuel prices, and 3% on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of December 31, 2018, we hedged approximately 34% of our projected fuel requirements for 2019. As of December 31, 2018, the fair value of these fuel derivative agreements reflected a net asset of $1.6 million that is recorded as prepaid assets in the Consolidated Balance Sheets. Based on gallons expected to be consumed in 2019, for every one cent increase in the cost of a gallon of jet fuel, our annual fuel expense would increase by approximately $2.7 million.
We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, puts and other option-based structures.
We continue to believe that our fuel derivative program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 6 to our consolidated financial statements.
Interest Rates
We have exposure to market risk associated with changes in interest rates related to our pre-tax earnings and cash flows associated with our interest-bearing cash equivalent accounts and short-term investments. Based on the balances of our cash and cash equivalents, and short-term investments as of December 31, 2018, a change in interest rates is unlikely to have a material impact on our results of operations.
Our variable-rate debt agreements include the Revolving Credit Facility and secured loan agreements, the terms of which are discussed in Note 8 to our consolidated financial statements. At December 31, 2018, we had $720.3 million of fixed-rate debt including capital lease obligations, facility agreements for aircraft purchases, and the outstanding notes related to the aircraft purchase financing. As of December 31, 2018, we have no variable-rate debt. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $6.9 million at December 31, 2018.
Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To mitigate the exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At December 31, 2018, the fair value of our foreign currency forwards reflected a net asset of $3.2 million ($2.9 million and $0.3 million recorded in Prepaid expenses and other (short-term) and Long-term prepayments and other (long-term), respectively) in the consolidated balance sheet.
Based on forecasted transactions in foreign currency, a 10% depreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in annual net income, net of the impact of foreign currency hedges, of approximately $21.9 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company retrospectively changed its method of accounting for recognizing revenue as a result of the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12 effective January 1, 2016.

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
Honolulu, Hawai‘i
February 13, 2019

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2018, 2017 and 2016

	2018	2017 (a)	2016 (a)
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,602,793	$2,486,827	$2,271,687
Other	234,618	188,318	160,726
Total	2,837,411	2,675,145	2,432,413
Operating Expenses:
Wages and benefits	684,719	632,997	535,264
Aircraft fuel, including taxes and delivery	599,544	440,383	344,322
Aircraft rent	125,961	137,764	124,565
Maintenance materials and repairs	239,759	219,553	229,044
Aircraft and passenger servicing	157,796	144,853	129,899
Commissions and other selling	129,315	126,750	122,787
Depreciation and amortization	139,866	113,277	108,128
Other rentals and landing fees	126,903	116,763	108,087
Purchased services	131,651	110,787	96,199
Contract terminations expense	35,322	—	—
Special items	—	23,450	109,142
Other	152,207	144,530	127,489
Total	2,523,043	2,211,107	2,034,926
Operating Income	314,368	464,038	397,487
Nonoperating Income (Expense):
Other nonoperating special items	—	(45,585)	—
Interest expense and amortization of debt discounts and issuance costs	(33,001)	(30,901)	(36,612)
Interest income	9,242	6,132	4,007
Capitalized interest	7,887	8,437	2,651
Other components of net periodic benefit cost, excluding settlements	(825)	(16,713)	(20,270)
Gains on fuel derivatives	5,590	3,312	20,106
Loss on extinguishment of debt	—	—	(10,473)
Other, net	(2,103)	2,101	4,323
Total	(13,210)	(73,217)	(36,268)
Income Before Income Taxes	301,158	390,821	361,219
Income tax expense	67,958	60,211	137,099
Net Income	$233,200	$330,610	$224,120
Net Income Per Common Stock Share:
Basic	$4.63	$6.23	$4.19
Diluted	$4.62	$6.19	$4.15
Weighted Average Number of Common Stock Shares Outstanding:
Basic	50,338	53,074	53,502
Diluted	50,488	53,413	53,958
Cash Dividends Declared Per Common Share	$0.48	$0.12	$—

(a) Amounts adjusted for the adoption of Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
	2018	2017 (a)	2016 (a)
	(in thousands)
Net Income	$233,200	$330,610	$224,120
Other Comprehensive Income (Loss), net:
Net change related to employee benefit plans, net of tax benefit of $2,414 for 2018, net of tax expense of $22,321 for 2017, and tax benefit of $3,588 for 2016	(7,243)	34,249	(6,337)
Net change in derivative instruments, net of tax expense of $586 for 2018, tax benefit of $3,548 for 2017, and tax expense of $1,290 for 2016	1,799	(5,822)	2,111
Net change in available-for-sale investments, net of tax expense of $25 for 2018, tax benefit of $120 for 2017, and tax expense of $6 for 2016	78	(198)	10
Total Other Comprehensive Income (Loss)	(5,366)	28,229	(4,216)
Total Comprehensive Income	$227,834	$358,839	$219,904

(a) Amounts adjusted for the adoption of ASC No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017

	2018	2017 (a)
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$268,577	$190,953
Restricted cash	—	1,000
Short-term investments	232,241	269,297
Accounts receivable, net	111,834	140,279
Spare parts and supplies, net	33,942	35,361
Prepaid expenses and other	58,573	79,186
Total	705,167	716,076
Property and equipment, net
Flight equipment	2,307,033	1,848,061
Pre-delivery deposits on flight equipment	119,957	150,652
Other property and equipment	421,582	402,098
	2,848,572	2,400,811
Less accumulated depreciation and amortization	(663,461)	(558,548)
Total	2,185,111	1,842,263
Other Assets:
Long-term prepayments and other	185,556	193,632
Intangible assets, net	14,149	15,187
Goodwill	106,663	106,663
Total Assets	$3,196,646	$2,873,821
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$143,146	$140,805
Air traffic liability and current frequent flyer deferred revenue	603,736	589,093
Other accrued liabilities	158,154	147,593
Current maturities of long-term debt, less discount, and capital lease obligations	101,097	59,470
Total	1,006,133	936,961
Long-Term Debt and Capital Lease Obligations	608,684	511,201
Other Liabilities and Deferred Credits:
Accumulated pension and other postretirement benefit obligations	182,620	220,788
Other liabilities and deferred credits	119,826	75,841
Noncurrent frequent flyer deferred revenue	163,619	149,764
Deferred tax liability, net	167,770	134,141
Total	633,835	580,534
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value per share, 48,540,280 and 51,173,453 shares issued and outstanding as of December 31, 2018 and 2017, respectively	485	512
Capital in excess of par value	128,448	126,743
Accumulated income	912,201	793,134
Accumulated other comprehensive loss, net	(93,140)	(75,264)
Total	947,994	845,125
Total Liabilities and Shareholders' Equity	$3,196,646	$2,873,821
(a) Amounts adjusted for the adoption of Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2018, 2017 and 2016

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Loss	Total
			(in thousands)
Balance at December 31, 2015	$534	$—	$124,091	$420,714	$(99,277)	$446,062
Net Income	—	—	—	224,120	—	224,120
Other comprehensive loss	—	—	—	—	(4,216)	(4,216)
Issuance of 412,857 shares of common stock, net of shares withheld for taxes	4	—	(7,589)	—	—	(7,585)
Repurchase and retirement of 379,062 shares common stock	(4)	—	(13,759)	—	—	(13,763)
Share-based compensation expense	—	—	6,005	—	—	6,005
Excess tax benefits from stock issuance	—	—	19,656	—	—	19,656
Reacquisition of equity component of convertible notes	—	—	(1,138)	—	—	(1,138)
Cumulative effect of accounting change (ASC 606), net of tax	—	—	—	(76,074)	—	(76,074)
Balance at December 31, 2016	$534	$—	$127,266	$568,760	$(103,493)	593,067
Net Income	—	—	—	330,610	—	330,610
Dividends declared on common stock	—	—	—	(6,261)	—	(6,261)
Other comprehensive income	—	—	—	—	28,229	28,229
Issuance of 247,852 shares of common stock, net of shares withheld for taxes	3	—	(7,535)	—	—	(7,532)
Repurchase and retirement of 2,509,633 shares common stock	(25)	—	—	(99,975)	—	(100,000)
Share-based compensation expense	—	—	7,012	—	—	7,012
Balance at December 31, 2017	$512	$—	$126,743	$793,134	$(75,264)	845,125
Net Income	—	—	—	233,200	—	233,200
Dividends declared on common stock	—	—	—	(24,171)	—	(24,171)
Other comprehensive loss	—	—	—	—	(5,366)	(5,366)
Issuance of 182,843 shares of common stock, net of shares withheld for taxes	1	—	(3,645)	—	—	(3,644)
Repurchase and retirement of 2,816,016 shares common stock	(28)	—	—	(102,472)	—	(102,500)
Share-based compensation expense	—	—	5,350	—	—	5,350
Cumulative effect of accounting change (ASU 2018-02)	—	—	—	12,510	(12,510)	—
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2018 and 2017.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2018 and 2017
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2018, 2017 and 2016

	2018	2017 (a)	2016 (a)
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$233,200	$330,610	$224,120
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	1,038	1,224	2,322
Depreciation and amortization of property and equipment	139,401	112,627	107,041
Deferred income taxes, net	35,433	(1,095)	29,439
Impairment of assets	—	—	49,361
Stock compensation	5,349	7,286	8,424
Loss on termination of lease	(1,201)	—	—
Loss on extinguishment of debt	—	—	10,473
Amortization of debt discounts and issuance costs	4,482	5,252	5,579
Post retirement payments	(56,663)	(153,959)	(60,931)
Pension and postretirement benefit cost	9,350	29,580	34,569
Partial settlement and curtailment loss	—	45,585	—
Change in unrealized (gain) loss on fuel derivative contracts	19,973	(3,845)	(47,678)
Foreign currency debt remeasurement (gain)/loss	380	—	—
Other, net	8,610	11,170	2,172
Changes in operating assets and liabilities:
Accounts receivable, net	21,132	(40,782)	(18,954)
Spare parts and supplies, net	(4,701)	(21,964)	(5,259)
Prepaid expenses and other current assets	(149)	1,915	(13,138)
Accounts payable	2,926	21,964	12,306
Air traffic liability	7,830	57,474	35,311
Other accrued liabilities	18,329	(24,629)	47,183
Frequent flyer deferred revenue	20,668	28,662	36,290
Other assets and liabilities, net	43,121	(75,940)	(21,586)
Net cash provided by operating activities	508,508	331,135	437,044
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(486,777)	(341,515)	(178,838)
Proceeds from purchase assignment and leaseback transactions	87,000	33,000	31,851
Proceeds from disposition of equipment	46,714	941	16
Purchases of investments	(210,836)	(231,393)	(260,987)
Sales of investments	247,423	244,261	253,855
Net cash used in investing activities	(316,476)	(294,706)	(154,103)
Cash Flows From Financing Activities:
Long-term borrowings	86,500	—	—
Repayments of long-term debt and capital lease obligations	(68,245)	(61,486)	(214,025)
Dividend payments	(24,171)	(6,261)	—
Repurchases and conversion of convertible notes	—	—	(1,426)
Repurchases of common stock	(102,500)	(100,000)	(13,763)
Debt issuance costs	(3,350)	(188)	(1,653)
Payment for taxes withheld for stock compensation	(3,642)	(7,532)	(7,585)
Net cash used in financing activities	(115,408)	(175,467)	(238,452)
Net increase (decrease) in cash and cash equivalents	76,624	(139,038)	44,489
Cash, cash equivalents, and restricted cash—Beginning of Year	191,953	330,991	286,502
Cash, cash equivalents, and restricted cash—End of Year	$268,577	$191,953	$330,991
(a) Amounts adjusted for the adoption of Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.
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
The Company reclassified certain prior period amounts to conform to the current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid investments with an original maturity of three months or less at the date of purchase.
Restricted Cash
Restricted cash consists of cash held as collateral by institutions that process our credit card transactions for advanced ticket sales.
Short Term Investments
Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments, which consists of debt securities, are classified as available-for-sale, and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in accumulated other comprehensive income (loss).
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	7 - 11 years, 7 - 34% residual value
Boeing 767-300 aircraft and engines (1)	Through retirement in 2019
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
ATR turboprop aircraft and engines	10 years, 15% residual value
Flight and ground equipment under capital lease	Shorter of lease term or useful life
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value
(1) The Company will retire its Boeing 767-300 aircraft and flight equipment in the first quarter of 2019.
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
Aircraft under capital leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other capital leases was $90.5 million and $70.9 million as of December 31, 2018 and 2017, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $27.9 million and $34.6 million at December 31, 2018 and 2017, respectively. The value of construction in progress, primarily consisting of aircraft in 2018 and aircraft facilities in 2017, which is included in property and equipment on the consolidated balance sheets, was $47.3 million and $135.3 million as of December 31, 2018 and 2017, respectively. Amortization expense related to computer software was $14.6 million, $12.3 million and $9.7 million for the years ended December 31, 2018, 2017, and 2016 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of December 31, 2018 and 2017, the Company had approximately $95.0 million and $109.3 million, respectively in prepayments to one of its power-by-the-hour vendors, which is recoverable over the next four years.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Goodwill and Indefinite-lived Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized. We apply a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. We assess the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach.
Goodwill. When the Company evaluates goodwill for impairment using a quantitative approach, it estimates the fair value of the reporting unit by considering the market capitalization. If the reporting unit's fair value exceeds its carrying value, no further testing is required. If, however, the reporting unit's carrying value exceeds its fair value, the Company then determines the amount of the impairment charge, if any. The Company recognizes an impairment charge if the carrying value of the reporting unit's goodwill exceeds its estimated fair value.
Intangible Assets. The Company assesses its indefinite-lived assets under a qualitative approach. The Company analyzes market factors to determine if events and circumstances have affected the fair value of the indefinite-lived intangible assets. If the Company determines that it is more likely than not that the asset value may be impaired, it then uses the quantitative approach to assess the asset's fair value and the amount of the impairment. The Company performs the quantitative impairment test for indefinite-lived intangible assets by comparing the asset's fair value to its carrying value.
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
Operating Leases
The Company leases aircraft, engines, airport terminal facilities, office space, and other equipment under operating leases. Some of these lease agreements include escalation clauses and renewal options. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. Rental expense for operating leases totaled $201.1 million, $208.0 million, and $193.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Leased Aircraft Return Costs
Costs associated with the return of leased aircraft are accrued when it is probable that a payment will be made and that amount is reasonably estimable, usually no sooner than after the last scheduled maintenance event prior to lease return. Any accrual is

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

based on the time remaining on the lease, planned aircraft usage, and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.
As leased aircraft are returned, any payments are charged against the established accrual. The accrual is part of current and long-term liabilities and was not material as of December 31, 2018 and 2017. The expense is included in Aircraft rent in the consolidated statements of operations.
Revenue Recognition
Passenger revenue. The majority of the Company's revenue is derived from transporting passengers on our aircraft. The Company accounts for revenue in accordance with ASC 606, which was adopted on January 1, 2018, using the full retrospective method. See Recently Adopted Accounting Pronouncements section below for further discussion of adoption, including the impact on our previously issued financial statements.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$2,071,861	$1,976,971	$1,874,039
Pacific	765,550	698,174	558,374
Total operating revenue	$2,837,411	$2,675,145	$2,432,413
Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2018	2017	2016
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$2,454,811	$2,351,062	$2,146,258
Frequent flyer revenue, transportation component	147,982	135,765	125,429
Passenger Revenue	$2,602,793	$2,486,827	$2,271,687

Other revenue (e.g. cargo and other miscellaneous)	$163,140	$142,172	$115,379
Frequent flyer revenue, marketing and brand component	71,478	46,146	45,347
Other Revenue	$234,618	$188,318	$160,726
For the twelve months ended December 31, 2018, 2017, and 2016, the Company's total revenue was $2.8 billion, $2.7 billion, and $2.4 billion, respectively. As of December 31, 2018 and 2017, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $427.8 million and $421.6 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the twelve months ended December 31, 2018, 2017, and 2016, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $421.0 million, $363.9 million, and $328.7 million, respectively.

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
Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. Management has elected (via a practical expedient election) to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer, e.g., sales, use, value added, and certain excise taxes. These fees have been presented on a net basis in the accompanying Consolidated Statements of Operations and recorded as a liability until remitted.
Frequent Flyer Revenue. Hawaiian's frequent flyer travel award program provides a variety of awards to program members based on accumulated mileage. ASC 606 requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel or other award is used by the passenger, at which time it is included in passenger revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. The equivalent ticket value (ETV) includes a fulfillment discount (breakage) to reflect the value of the award ticket over the number of miles that, based on historical experience, will be needed to obtain the award. On a quarterly basis, the Company calculates the ETV by analyzing the fares of similar tickets for the prior 12 months, considering cabin class and geographic region.
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

During the first quarter of 2018, the Company amended its partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

for our Barclay's co-branded cardholders. The amended agreement did not change, and includes the following performance obligations; (i) transportation that will ultimately be provided when mileage credits are redeemed (transportation), (ii) the Hawaiian Airlines brand and access to its members lists (collectively, brand performance), (iii) marketing, and (iv) airline benefits to cardholders, including discounts and anniversary travel benefits, baggage waivers and inflight purchase credits. The Company determined the relative fair value of each performance obligation by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the performance obligations based on their relative selling prices.

The transportation performance obligation is deferred and recognized as passenger revenue when the transportation is expected to be provided.

Accounting for mileage sales to co-branded partners involves the use of various techniques to estimate revenue. To determine the total estimated transaction price, the Company forecasts future credit card activity using historical information. The relative selling price is determined using management’s standalone estimated selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, the Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. The Company estimates the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of December 31, 2018 and 2017, the balances were as follows:

	As of December 31,
	2018	2017
	(in thousands)
Air traffic liability (current portion of frequent flyer deferred revenue)	$168,570	$161,757
Noncurrent frequent flyer deferred revenue	163,619	149,764
Total frequent flyer liability	$332,189	$311,521
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
Accounts Receivable
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
Costs to obtain or fulfill a contract
In order for the Company to provide transportation to its customers, the Company incurs fulfillment costs (booking fees, credit card fees, and commission/selling costs), which are deferred until the period in which the flight occurs. As of December 31, 2018 and 2017, the Company's asset balance associated with these costs were $16.3 million and $16.7 million, respectively. During the twelve months ended December 31, 2018, 2017, and 2016, expenses related to these costs totaled to $96.0 million, $95.5 million, and $94.3 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.
Pension and Postretirement and Postemployment Benefits

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $19.3 million, $16.6 million and $18.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Capitalized Interest
Interest is capitalized upon the payment of predelivery deposits for aircraft and engines, and is depreciated over the estimated useful life of the asset from service inception date.
Share-Based Compensation
The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of the awards are estimated using the following: (1) option-pricing models for grants of stock options or (2) fair value at the measurement date (usually the grant date) for awards of stock subject to service and / or performance-based vesting. The resulting cost is recognized as compensation expense over the period of time during which an employee is required to provide services to the Company (the service period) in exchange for the award, the service period generally being the vesting period of the award. The Company's policy is to recognize forfeitures as they occur.
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
Recently Adopted Accounting Pronouncements

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard focuses on a targeted improvement to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act) enacted on December 22, 2017 from accumulated other comprehensive income to retained earnings. The Company elected to early adopt the standard in the year ended December 31, 2018 and reclassified tax benefit of $12.5 million from accumulated other comprehensive income to accumulated income in the Consolidated Balance Sheets.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASC 606 replaced most existing revenue recognition guidance in GAAP and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.

The Company adopted the standard as of January 1, 2018, utilizing the full retrospective transition method, which required the Company to restate prior reporting periods presented.

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

•
Passenger revenue - Prior to the adoption of ASC 606, the Company recorded revenue for unused tickets when the tickets expired. Ticket change fees were previously recognized at the time the fees were assessed. Further, the Company reclassified revenue items such as checked baggage, charter, ticket change and cancellation fees, in flight revenue, and other incidental sales to passenger revenue (from other operating revenue), as these items do not represent distinct performance obligations separate from the transportation provided to the passenger.

•	Selling Costs - Prior to ASC 606, the Company recognized the costs associated with credit card and booking fees as they were incurred.

Adoption of the revenue recognition standard impacted our previously reported results as follows:

	Year Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$2,145,742	$125,945	$2,271,687
Other	304,838	(144,112)	160,726
Total	$2,450,580	$(18,167)	$2,432,413
Operating Expenses	2,034,848	78	2,034,926
Operating Income	415,732	(18,245)	397,487
Nonoperating Income (Expense)	(36,268)	—	(36,268)
Income tax expense	144,032	(6,933)	137,099
Net Income	$235,432	$(11,312)	$224,120
Net Income Per Common Stock Share:
Basic	$4.40	$(0.21)	$4.19
Diluted	$4.36	$(0.21)	$4.15

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2017
	As Previously Reported	Adjustments	As Restated
	(in thousands)
Operating Revenue:
Passenger	$2,362,076	$124,751	$2,486,827
Other	333,552	(145,234)	188,318
Total	$2,695,628	$(20,483)	$2,675,145
Operating Expenses	2,211,856	(749)	2,211,107
Operating Income	483,772	(19,734)	464,038
Nonoperating Income (Expense)	(73,217)	—	(73,217)
Income tax expense	46,514	13,697	60,211
Net Income	$364,041	$(33,431)	$330,610
Net Income Per Common Stock Share:
Basic	$6.86	$(0.63)	$6.23
Diluted	$6.82	$(0.63)	$6.19

	December 31, 2017
	As Previously Reported	Adjustments	As Restated
	(in thousands)
ASSETS
Prepaid expenses and other	$65,196	$13,990	$79,186
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Air traffic liability	545,362	43,731	589,093
Other accrued liabilities	146,283	1,310	147,593
Noncurrent Liabilities:
Other liabilities and deferred credits	95,636	(19,795)	75,841
Noncurrent frequent flyer deferred revenue	—	149,764	149,764
Deferred tax liability	174,344	(40,203)	134,141
Shareholders' Equity:
Accumulated income	913,951	(120,817)	793,134

Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging, which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify the hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the components and options within ASU 2017-12. The adoption of this standard is not expected to have an impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (codified within ASC 842, Leases). ASC 842 requires a lessee to recognize a right-of-use asset and a lease liability in the statement of financial position for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses similar to the current ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company currently plans to utilize the optional transition method for adoption of ASC 842, which allows entities to continue to apply the legacy guidance in Topic 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019, as required.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Under ASU 2016-02, the lease liability will be measured at the present value of remaining lease payments and the right-of-use (ROU) asset will be derived from the calculation of the lease liability, adjusted for any historically recorded amounts under Topic 840 for rent leveling and certain other adjustments (ROU Asset). Lease payments, which are comparable to the minimum lease payments included in the Company's existing lease commitments disclosure, include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties and probable amounts the lessee will owe under a residual value guarantee. Lease payments exclude variable payments other than those based on an index or rate or any amount allocated to non-lease components (unless the practical expedient is elected on an asset class level to combine components). Variable lease payments will continue to be expensed as incurred.

The Company completed its preliminary evaluation of implementing ASU 2016-02 and believes that the most significant impact on its financial statements will be the consolidated balance sheet impact of recording the ROU Asset and Operating Lease Liability for existing aircraft and engine leases, its Maintenance Hangar lease with the State of Hawaii, and certain real estate leases. As of December 31, 2018, the Company had 17 aircraft and 5 engines under operating lease in its fleet. The net present value of future lease payments for the aforementioned leases range between $550 million and $650 million. The Company also has operating leases related to terminal operations and office space, which are not included in the range provided, because the majority of these leases have variable payments and are not expected to be included in the Operating Lease Liability at adoption. Management does not believe that the impact of adopting ASC 842 will be significant to the consolidated statement of operations and consolidated statements of cash flows.

ASC 842 also eliminates the current build-to-suit lease accounting guidance and is expected to result in derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period and then the application of lease accounting to the agreement. See Note 9 for additional discussion on the Company's build-to-suit project. Management concluded that the lease will be accounted for as an operating lease under ASC 842, which will result in operating lease expense being recognized equally over the lease term, which is a change from the current treatment as a financing, similar to capital lease treatment. The present value of the Operating Lease Liability, including the amount previously recognized as a financing liability of $73.0 million, is included in the range discussed above.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2018	2017	2016	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative (gains) losses, net	$(1,380)	$(2,391)	$196	Passenger revenue
Interest rate derivative losses, net	—	—	944	Interest expense
Total before tax	(1,380)	(2,391)	1,140
Tax expense (benefit)	339	906	(438)
Total, net of tax	$(1,041)	$(1,485)	$702
Amortization of defined benefit pension items
Actuarial loss	$2,708	$8,792	$7,730	Nonoperating Income (Expense), Other, net
Prior service cost	225	254	227	Nonoperating Income (Expense), Other, net
Partial settlement and curtailment loss	—	10,384	—	Other nonoperating special items
Loss on plan termination	—	35,201	—	Other nonoperating special items
Total before tax	2,933	54,631	7,957
Tax benefit	(671)	(21,519)	(3,048)
Total, net of tax	$2,262	$33,112	$4,909
Short-term investments
Realized (gain) loss on sales of investments, net	107	(32)	(108)	Nonoperating Income (Expense), Other, net
Total before tax	107	(32)	(108)
Tax expense	(26)	12	41
Total, net of tax	81	(20)	(67)
Total reclassifications for the period	$1,302	$31,607	$5,544
A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2018	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,249	$(75,953)	$(560)	$(75,264)
Reclassification of stranded tax effects (a)	269	(12,659)	(120)	(12,510)
Other comprehensive income (loss) before reclassifications, net of tax	2,840	(9,505)	(3)	(6,668)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,041)	2,262	81	1,302
Net current-period other comprehensive income (loss), net of tax	1,799	(7,243)	78	(5,366)
Ending balance	$3,317	$(95,855)	$(602)	$(93,140)
(a) Amounts represent the reclassification from AOCI to RE of the stranded tax effectives resulting from the enactment of the Tax Act and adoption of ASU 2018-02.

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
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows our computation of basic and diluted earnings per share:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except for per share data)
Numerator:
Net Income	$233,200	$330,610	$224,120
Denominator:
Weighted average common shares outstanding—Basic	50,338	53,074	53,502
Assumed exercise of stock options and awards	150	339	450
Assumed exercise of convertible note premium	—	—	6
Weighted average common shares outstanding—Diluted	50,488	53,413	53,958
Net Income Per Common Stock Share:
Basic	$4.63	$6.23	$4.19
Diluted	$4.62	$6.19	$4.15
4. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value.  Realized gains and losses on sales of investments are reflected in nonoperating income (expense).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of short-term investments held as of December 31, 2018 and 2017:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$142,748	$49	$(695)	$142,102
U.S. government and agency debt	37,163	3	(59)	37,107
Municipal bonds	9,903	—	(32)	9,871
Other fixed income securities	43,183	2	(24)	43,161
Total short-term investments	$232,997	$54	$(810)	$232,241

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$165,610	$8	$(535)	$165,083
U.S. government and agency debt	59,054	1	(215)	58,840
Municipal bonds	21,517	—	(104)	21,413
Other fixed income securities	23,973	1	(13)	23,961
Total short-term investments	$270,154	$10	$(867)	$269,297

Contractual maturities of short-term investments as of December 31, 2018 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$69,957	$72,145	$142,102
U.S. government and agency debt	28,164	8,943	37,107
Municipal bonds	8,288	1,583	9,871
Other fixed income securities	35,990	7,171	43,161
Total short-term investments	$142,399	$89,842	$232,241

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities; and

Level 3 - Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$121,154	$42,175	$78,979	$—
Restricted cash	—	—	—	—
Short-term investments	232,241	—	232,241	—
Fuel derivative contracts:	1,572	—	1,572	—
Foreign currency derivatives	4,579	—	4,579	—
Total assets measured at fair value	$359,546	$42,175	$317,371	$—
Foreign currency derivatives	1,347	—	1,347	—
Total liabilities measured at fair value	$1,347	$—	$1,347	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$62,310	$27,807	$34,503	$—
Restricted cash	1,000	1,000	—	—
Short-term investments	269,297	—	269,297	—
Fuel derivative contracts:
Crude oil call options	20,272	—	20,272	—
Jet fuel swaps	336	—	336	—
Foreign currency derivatives	4,300	—	4,300	—
Total assets measured at fair value	$357,515	$28,807	$328,708	$—
Foreign currency derivatives	1,713	—	1,713	—
Total liabilities measured at fair value	$1,713	$—	$1,713	$—
Cash equivalents.  The Company’s Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets and Level 2 cash equivalents consist of U.S. agency bonds, mutual funds, and commercial paper.  These instruments are valued using quoted prices for similar assets in active markets.

Restricted cash.  The Company’s restricted cash consist of money market securities.

Short-term investments.  Short-term investments include corporate debt, U.S. government and agency debt, municipal bonds, and other fixed income securities.  These instruments are valued using quoted prices for similar assets in active markets or other observable inputs.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil call options, which are not traded on a public exchange. The fair value of these instruments are determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives.  The Company’s foreign currency derivatives consist of Japanese Yen and Australian Dollar forward contracts and are valued based primarily on data readily observable in public markets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the Company's debt (excluding obligations under capital leases and financing obligations) measured at fair value:

Fair Value of Debt
December 31, 2018					December 31, 2017
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$467,760	$461,805	$—	$—	$461,805	$433,072	$444,099	$—	$—	$444,099
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
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company uses a combination of derivative contracts to hedge its aircraft fuel expense. As of December 31, 2018, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.
The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Gains (losses) realized at settlement	$25,563	$(534)	$(27,572)
Prior period unrealized amounts	(11,792)	(7,946)	39,731
Unrealized gains (losses) that will settle in future periods	(8,181)	11,792	7,947
Gains on fuel derivatives recorded as Nonoperating income (expense)	$5,590	$3,312	$20,106
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
The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $3.9 million into earnings over the next 12 months from AOCI based on the values at December 31, 2018.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.
Derivative positions as of December 31, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,933,550 Japanese Yen 48,709 Australian Dollars	December 2019	$3,922	$(915)	$3,007
	Long-term prepayments and other	4,491,350 Japanese Yen 9,419 Australian Dollars	December 2020	633	(292)	341
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	832,900 Japanese Yen 2,785 Australian Dollars	March 2019	24	(140)	(116)
Fuel derivative contracts	Prepaid expenses and other	95,256 gallons	December 2019	1,572	—	1,572
Derivative positions as of December 31, 2017

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	16,732,375 Japanese Yen 47,805 Australian Dollars	December 2018	$3,737	$(1,441)	$2,296
	Long-term prepayments and other	4,666,700 Japanese Yen 9,180 Australian Dollars	December 2019	546	(195)	351
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	866,150 Japanese Yen 3,148 Australian Dollars	March 2018	17	(77)	(60)
Fuel derivative contracts	Prepaid expenses and other	94,332 gallons	December 2018	20,608	—	20,608

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives (effective portion)			(Gain) Loss reclassified from AOCI into income (effective portion)			Gain recognized in nonoperating (income) expense (ineffective portion)
	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(in thousands)
Foreign currency derivatives	$(3,766)	$6,983	$(3,350)	$(1,380)	$(2,391)	$196	$—	$—	$—
Interest rate derivatives	—	—	923	—	—	944	—	—	—
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

derivative instruments as cash collateral would be provided to or by the counterparties based on the current market exposure of the derivative.
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net asset position was $4.8 million and a net asset position of $23.2 million as of December 31, 2018 and December 31, 2017, respectively.
ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2018 and December 31, 2017.
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

	As of December 31, 2018
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$8,740	$(8,284)	$456	14	(*)
Trade name	13,500	—	13,500	Indefinite
Other	1,388	(1,195)	193	3
Total intangible assets	$23,628	$(9,479)	$14,149

	As of December 31, 2017
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$8,740	$(7,708)	$1,032	14	(*)
Trade name	13,500	—	13,500	Indefinite
Other	1,388	(733)	655	3
Total intangible assets	$23,628	$(8,441)	$15,187
_______________________________________________________________________________
(*)    Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy).
Amortization expense related to the above intangible assets was $1.0 million, $1.2 million, and $2.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization of the favorable aircraft maintenance contracts are included in maintenance materials and repairs in the accompanying Consolidated Statements of Operations. As of December 31, 2018, the estimated future amortization expense for intangible assets was $0.6 million, which will be recognized in 2019.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Debt
Long-term debt (including capital and financing lease obligations) net of unamortized discounts is outlined as follows:

	2018	2017
	(in thousands)
Class A EETC, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026(1)	$245,845	$263,864
Class B EETC, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022(1)	88,608	94,580
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, remaining balance due at maturity in June 2019(2)	50,376	74,629
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	42,116	—
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	40,815	—
Capital & Financing lease obligations (see Note 9)	252,517	149,039
Total debt, capital, and financing lease obligations	$720,277	$582,112
Less:
Unamortized debt discount and debt issuance costs	(10,496)	(11,441)
Current maturities	(101,097)	(59,470)
Long-Term Debt, less discount, Capital, and Financing Lease Obligations	$608,684	$511,201
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

Foreign Denominated Financing

In 2018, the Company entered into two Japanese Yen denominated financings with a total value of approximately $86.5 million (¥9.6 billion), collateralized by the aircraft financed. Each financing is for a term of 12 years with quarterly or semiannual principal and interest payments, respectively, at fixed installment coupon rates of 1.01% and 1.05%, respectively. The fluctuation in foreign exchange rates at each balance sheet date is reflected within the nonoperating income (expense) line item

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

in the Consolidated Statements of Operations. During 2018, the Company recorded foreign currency unrealized losses of $0.4 million.

Debt Extinguishment

In 2018 and 2017, the Company had no debt extinguishment activity. In 2016, Hawaiian extinguished $140.5 million of its existing debt under secured financing agreements, which were originally scheduled to mature in 2022 and 2023. This debt extinguishment resulted in a loss of $10.0 million, which is reflected in nonoperating income (expense) in the Consolidated Statement of Operations.

Revolving Credit Facility

In December 2018, Hawaiian amended and restated the existing credit agreement with Citigroup Global Markets Inc., increasing the secured revolving credit and letter (Revolving Credit Facility) from $225 million to $235 million. This Revolving Credit Facility will mature in December 2022 and has a 12-month renewal option. This was accounted for as a modification of the existing agreement and approximately $0.6 million in unamortized costs will be amortized over the amended term along with additional issuance costs for the renewal of $2.0 million. Hawaiian may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at Hawaiian's option: (1) a variable rate equal to the London interbank offer rate plus a margin of 2.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 1.0%. Hawaiian is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of December 31, 2018, the Company had no outstanding borrowing under the Revolving Credit Facility.

Schedule of Maturities of Long-Term Debt

As of December 31, 2018, the scheduled maturities of long-term debt are as follows (in thousands):

2019	$81,075
2020	29,597
2021	56,557
2022	63,665
2023	28,466
Thereafter	208,400
$467,760

9. Leases
As of December 31, 2018, the Company had lease contracts for 22 of its 66 aircraft. Of the 22 lease contracts, 5 aircraft lease contracts were accounted for as capital leases, with the remaining 17 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from approximately less than 1 year to 10 years.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2018, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Capital & Financing Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2019	$24,850	$7,909	$106,448	$5,730
2020	24,850	5,908	90,417	5,709
2021	24,850	4,630	74,315	5,846
2022	24,705	4,870	68,208	5,930
2023	21,370	8,207	59,925	5,975
Thereafter	75,891	111,651	159,271	89,699
	196,516	143,175	$558,584	$118,889
Less amounts representing interest	(35,502)	(51,672)
Present value of minimum capital & financing lease payments	$161,014	$91,503

Maintenance Hangar
In November 2016, the Company entered into a lease agreement with the Department of Transportation of the State of Hawai'i to lease a cargo and maintenance hangar at the Daniel K. Inouye International Airport with a lease term of 35 years. As the hangar was not fully constructed, the Company took responsibility of the construction and was responsible for the remainder of the construction costs of $33.3 million. In accordance with the applicable accounting guidance, specifically as it relates to the Company's involvement in the construction of the hangar, the Company was considered the owner of the asset under construction and has recognized an additional $73.0 million asset, with a corresponding lease liability, for the amount previously spent by the lessor.
The Company placed the hangar into service in late 2017. The $73.0 million liability is relieved as the Company makes rental payments under the agreement and the $106.3 million asset (the original $73.0 million plus an additional $33.3 million of asset additions), is depreciated over the lease term.
10. Income Taxes
On December 22, 2017, the Tax Act was enacted into law, which significantly changed existing U.S. tax law and reduced the U.S. federal corporate tax from 35% to 21%. The Company recognized a one-time benefit of $83.0 million during the year ended December 31, 2017 from the impact of the revaluation of deferred tax assets and liabilities. During the year ended December 31, 2018, the Company completed its accounting for the effects of the Tax Act and recorded an additional tax benefit of $9.3 million primarily related to deductions for additional pension contributions made in 2018 for the 2017 Plan year.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The significant components of income tax expense are as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Current
Federal	$23,438	$49,835	$94,459
State	9,087	11,471	13,201
	$32,525	$61,306	$107,660
Deferred
Federal	$29,782	$(7,017)	$25,948
State	5,651	5,922	3,491
	$35,433	$(1,095)	$29,439
Income tax expense	$67,958	$60,211	$137,099
The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax expense computed at the statutory federal rate	$63,243	$136,788	$126,427
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	11,643	11,095	10,714
Nondeductible meals	797	1,146	1,100
Tax Cuts and Jobs Act impact	(9,333)	(82,978)	—
Excess tax benefits from stock issuance	(188)	(5,288)	—
Other	1,796	(552)	(1,142)
Income tax expense	$67,958	$60,211	$137,099
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$45,663	$54,784
Leases	3,515	4,490
Air traffic liability and frequent flyer liability	70,206	53,102
Partnership deferred revenue	9,697	2,455
State net operating loss carryforwards	2,547	2,547
Accrued compensation	15,843	7,627
Other accrued assets	11,758	11,661
Fuel derivative contracts	2,390	2,156
Other assets	14,031	10,187
Total gross deferred tax assets	175,650	149,009
Less: Valuation allowance	(2,547)	(2,547)
Net deferred tax assets	$173,103	$146,462
Deferred tax liabilities:
Intangible assets	$(3,297)	$(3,432)
Property and equipment, principally accelerated depreciation	(324,614)	(265,293)
Other liabilities	(12,962)	(11,878)
Total deferred tax liabilities	(340,873)	(280,603)
Net deferred tax liability	$(167,770)	$(134,141)
As of December 31, 2018 and 2017, the Company had available for state income tax purposes net operating loss carryforwards of $73.3 million, respectively. The tax benefit of the net operating loss carryforwards as of December 31, 2018 was $2.5 million, all of which has a valuation allowance.
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
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2018	2017	2016
	(in thousands)
Balance at January 1	$4,081	$3,329	$—
Increases related to prior year tax positions	336	253	2,830
Increases related to current year tax positions	669	499	499
Balance at December 31	$5,086	$4,081	$3,329
The Company's policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes. No interest or penalties related to these positions were accrued as of December 31, 2018.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal and state income tax returns for tax years 2015 and beyond remain subject to examination by the Internal Revenue Service.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Contract Terminations Expense and Special Items
Contract terminations expense and special items in the statements of consolidated operations consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating
Contract terminations expense (1)	$35,322	$—	$—
Operating special items:
Loss on sale of aircraft (3)	—	4,771	—
Collective bargaining agreement (4)(6)	—	18,679	38,781
Impairment charge in connection with its owned Boeing 767-300 fleet and related assets (5)	—	—	49,361
Termination of Boeing 767-300 engine maintenance contract (7)	—	—	21,000
Total Contract terminations expense and Operating special items	$35,322	$23,450	$109,142
Nonoperating
Other nonoperating special items:
Partial settlement and curtailment loss (2)	$—	$10,384	$—
Loss on plan termination (2)	—	35,201	—
Total Other nonoperating special items	$—	$45,585	$—
Contract terminations expense
(1) During the twelve months ended December 31, 2018, the Company terminated two contracts which incurred a total of $35.3 million in contract terminations expense. The transactions are described below:
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
Special items
(2) In August 2017, the Company terminated the Hawaiian Airlines, Inc. Salaried & IAM Merged Pension Plan (the Merged Plan) and settled a portion of its pilots' other post-retirement medical plan liability. In connection with the reduction of these liabilities, the Company recorded one-time Other nonoperating special charges of $35.2 million related to the Merged Plan termination and $10.4 million related to the other post-retirement (OPEB) medical plan partial settlement.

(3) In April 2017, the Company executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and end between November 2018 through January 2019. During the twelve months ended December 31, 2017, the Company recorded a loss on sale of aircraft of $4.8 million.

(4) In February 2017, the Company reached a tentative agreement with ALPA, covering the Company's pilots. In March 2017, the Company received notice from ALPA that the agreement was ratified by ALPA's members.  The agreement became effective April 1, 2017 and has a term of 63 months.  The agreement includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the twelve months ended December 31, 2017, the Company

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

expensed $18.7 million principally related to a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which is not recoverable once paid.

(5) The impairment analysis and ultimate charge was triggered by the decision in the fourth quarter of 2016 to exit the Boeing 767-300 fleet in 2018. The early exit of the Boeing 767-300 fleet was made possible by the Company's decision to acquire one Airbus A330-200 (delivered in 2017), lease two additional Airbus A321neo's (delivered in 2018 and in addition to the Company's existing aircraft orders), and the Company's ability to early terminate its long-term power-by-the-hour maintenance contract for the Boeing 767-300 fleet. This fleet change allows the Company to streamline the fleet, simplify operations, and potentially reduce costs in the future. In order to assess whether there was an impairment of the Boeing 767-300 asset group, the Company compared the projected undiscounted cash flows of the fleet to the book value of the assets and determined the book value was in excess of the undiscounted cash flows. The Company estimated the fair value of the owned Boeing 767-300 fleet assets using third party pricing information and quotes from potential buyers, which resulted in a $49.4 million impairment charge ($0.92 per diluted share). The Company's determination of fair value considered attributes specific to the owned Boeing 767-300 fleet and aircraft condition (e.g. age, maintenance requirements, cycles, etc.).

(6) In 2016, the Company accrued $34.0 million associated with the tentative agreement with ALPA related to past service (prior to January 1, 2017) and also elected to pay a $4.8 million profit sharing bonus payment to other labor groups related to prior period service.

(7) In connection with the decision to exit the Boeing 767-300 fleet, the Company negotiated a termination of its Boeing 767-300 maintenance agreement and recorded a $21.0 million charge related to the amount paid to terminate the contract.

12. Employee Benefit Plans
Defined Benefit Plans
Hawaiian sponsors a defined benefit pension plan covering the Air Line Pilots Association (ALPA) and prior to August 2017, sponsored the defined benefit pension plans for the International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen in September 1993. Effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005) and Hawaiian began making contributions to an alternate defined contribution retirement program for its pilots. All of the pilots' accrued benefits under their defined benefit plan at the date of the freeze were preserved. In addition, Hawaiian sponsors four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2018		2017
	Pension	Other	Pension	Other
	(in thousands)
Change in benefit obligations
Benefit obligations, beginning of year	$(426,066)	$(120,417)	$(462,762)	$(224,316)
Service cost	(352)	(8,119)	(480)	(12,403)
Interest cost	(15,599)	(4,708)	(18,042)	(8,022)
Actuarial gains (losses)	22,677	6,007	(42,775)	17,484
Benefits paid	21,253	4,639	23,999	4,587
Less: federal subsidy on benefits paid	N/A	(50)	N/A	(57)
Plan amendments	—	—	—	381
Settlements	—	—	73,994	101,929
Benefit obligation at end of year (a)	$(398,087)	$(122,648)	$(426,066)	$(120,417)
Change in plan assets
Fair value of assets, beginning of year	$296,386	$26,078	$302,982	$24,751
Actual return on plan assets	(17,339)	(1,697)	42,652	2,629
Employer contribution	50,230	6,621	48,745	3,285
Benefits paid	(21,253)	(4,639)	(23,999)	(4,587)
Settlements	—	—	(73,994)	—
Fair value of assets at end of year	$308,024	$26,363	$296,386	$26,078
Unfunded status at December 31	$(90,063)	$(96,285)	$(129,680)	$(94,339)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(386)	$(3,342)	$(214)	$(3,017)
Noncurrent benefit liability	(89,677)	(92,943)	(129,466)	(91,322)
	$(90,063)	$(96,285)	$(129,680)	$(94,339)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$124,560	$(15,606)	$112,417	$(13,521)
Prior service cost (credit)	—	1,737	—	1,962
	$124,560	$(13,869)	$112,417	$(11,559)
_______________________________________________________________________________

(a)	The accumulated pension benefit obligation as of December 31, 2018 and 2017 was $397.5 million and $424.2 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost:

	2018		2017		2016
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$352	$8,119	$480	$12,403	$681	$13,618
Other cost:
Interest cost	15,599	4,708	18,042	8,022	19,969	10,227
Expected return on plan assets	(20,948)	(1,413)	(17,291)	(1,106)	(16,746)	(1,137)
Recognized net actuarial loss (gain)	3,482	(774)	9,033	(241)	7,526	204
Prior service cost (credit)	—	225	(28)	282	(2)	229
Total other components of the net periodic benefit cost	$(1,867)	$2,746	$9,756	$6,957	$10,747	$9,523
Settlement and curtailment loss	—	—	35,201	10,384	—	—
Net periodic benefit cost	$(1,515)	$10,865	$45,437	$29,744	$11,428	$23,141
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$15,625	$(2,858)	$17,414	$(18,972)	$25,559	$(7,677)
Current year prior service cost	—	—	—	(381)	(932)	—
Amortization of actuarial gain (loss)	(3,482)	774	(9,033)	241	(7,526)	(204)
Amortization of prior service credit (cost)	—	(225)	28	(282)	2	(229)
Settlement and curtailment loss	—	—	(35,201)	(10,384)	—	—
Total recognized in other comprehensive loss	$12,143	$(2,309)	$(26,792)	$(29,778)	$17,103	$(8,110)
Total recognized in net periodic benefit cost and other comprehensive loss	$10,628	$8,556	$18,645	$(34)	$28,531	$15,031
The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2018		2017		2018	2017	2018		2017
Discount rate to determine net periodic benefit expense	3.70%		4.19%		3.71%	4.29%	3.72%		4.24%
Discount rate to determine projected benefit obligation	4.35%		3.70%		4.36%	3.71%	4.39%		3.72%
Expected return on plan assets	7.33%	**	6.34%		N/A	N/A	4.90%	**	4.60%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		7.25%	7.75%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	7.25%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		5	6	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		6.75%	7.25%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		4	5	N/A		N/A
_______________________________________________________________________________
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 7.3% in both 2018 and 2017).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

** Expected return on plan assets used to determine the net periodic benefit expense for 2019 is 6.91% for Pension and 4.90% for Disability.

A change in the assumed health care cost trend rates would have the following effects:

	100 Basis Point Increase	100 Basis Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2018	$8,048	$(6,916)
Effect on total service and interest cost for the year ended December 31, 2018	892	(744)
Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2019 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$4,031	$(707)
Amortization of prior service cost	—	225
To be recognized in net periodic benefit cost from accumulated other comprehensive (gain) loss	$4,031	$(482)
Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2018 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2018	Target
Equity securities	57%	60%
Fixed income securities	39%	35%
Real estate investment trusts	4%	5%
	100%	100%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2018	2017
	(in thousands)
Pension Plan Assets:
Equity index funds	$175,583	$177,252
Fixed income funds	110,650	100,504
Real estate investment fund	14,718	14,587
Insurance company pooled separate account	7,076	4,044
Total	$308,027	$296,387
Postretirement Assets:
Common collective trust fund	$26,217	$25,973
The fair value of the investments in the table above have been estimated using the net asset value per share, and in accordance with subtopic ASC 820-10, Fair Value Measurement and Disclosures, are not required to be presented in the fair value hierarchy.
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
Based on current legislation and current assumptions, the contribution that the Company expects to have a minimum contribution requirement of nil for 2019. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2019	$23,343	$5,254	$(47)
2020	24,471	6,040	(51)
2021	25,252	6,848	(54)
2022	25,730	7,425	(56)
2023	26,189	8,051	(58)
2024 - 2028	132,395	47,804	(304)
	$257,380	$81,422	$(570)
Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground, and salaried personnel. Contributions to the Company's defined contribution plans were $42.0 million, $39.1 million and $31.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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

Dividends
The Company paid dividends of $24.2 million and $6.3 million during the years ended December 31, 2018 and 2017, respectively, and no dividends were paid by the Company during year ended December 31, 2016. In February 2019, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 22, 2019, to stockholders of record as of February 8, 2019. The Company's dividend payments may change from time to time. The Company cannot provide assurance that it will continue to declare dividends for any fixed period and payment of dividends may be suspended at any time at its discretion.
Stock Repurchase Program
In November 2017, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations, which was completed in December 2018. In November 2018, the Company's Board of Directors approved a new stock repurchase program pursuant to which the Company

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

may repurchase up to an additional $100 million of its outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to modification or termination at any time.
In 2018, the Company spent $102.5 million to repurchase approximately 2.8 million shares of the Company's common stock in open market transactions, completing its November 2017 repurchase authorization. In 2017, the Company spent $100.0 million to repurchase approximately 2.5 million shares of the Company's common stock in open market transactions. As of December 31, 2018, the Company has $97.5 million remaining to spend under its stock repurchase program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information on the stock repurchase program.
Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $5.3 million, $7.3 million and $8.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $5.4 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.4 million for stock awards granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.3 years.

Performance-Based Stock Awards

During 2018, the Company granted performance-based stock awards covering 83,293 shares of common stock (the Target Award) with a maximum payout of 166,586 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.
The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2016	678,742	$10.53
Granted	117,849	33.94
Vested	(349,403)	7.32
Forfeited	(24,891)	13.45
Non-vested at December 31, 2016	422,297	$14.00
Granted	355,897	43.51
Vested	(358,619)	12.71
Forfeited	(37,619)	27.60
Non-vested at December 31, 2017	381,956	$28.03
Granted	160,348	39.09
Vested	(211,053)	26.28
Forfeited	(69,399)	39.42
Non-vested at December 31, 2018	261,852	$33.01

In 2018, there were 77,055 additional shares from a prior year grant that the performance metric was achieved and vested, thus included in the 2018 amounts. The fair value of performance-based stock awards vested in the years ended December 31, 2018, 2017 and 2016 was $8.2 million, $17.9 million and $11.3 million, respectively. Fair value of the awards are based on the stock price on date of vest.

Service-Based Stock Awards

During 2018, the Company awarded 128,617 service-based stock awards to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over one, two, or three year periods and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about outstanding service-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2016	270,721	$15.02
Granted	110,276	37.08
Vested	(169,218)	16.32
Forfeited	(16,330)	20.46
Non-vested at December 31, 2016	195,449	$24.29
Granted	22,898	49.95
Vested	(110,575)	23.80
Forfeited	(16,394)	26.71
Non-vested at December 31, 2017	91,378	$28.12
Granted	128,617	38.71
Vested	(68,803)	38.98
Forfeited	(8,241)	38.03
Non-vested at December 31, 2018	142,951	$38.77

The fair value of service-based stock awards vested in 2018, 2017, and 2016 was $2.7 million, $5.6 million and $6.1 million, respectively. Fair value of the awards are based on the stock price on date of vest.

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

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2019	$330,089	$74,621	$404,710
2020	162,270	69,729	231,999
2021	303,184	66,104	369,288
2022	431,210	58,499	489,709
2023	236,639	53,357	289,996
Thereafter	477,788	164,846	642,634
	$1,941,180	$487,156	$2,428,336
As of December 31, 2018, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	7	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025
Pratt & Whitney spare engines:
A321neo spare engines	1	2	In 2019
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 11 below for discussion on the contract termination charge.

In July 2018, the Company entered into a purchase agreement for the purchase of ten Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled delivery from 2021 to 2025. In October 2018, the Company entered into a definitive agreement for the selection of GEnx engines to power its Boeing 787-9 fleet. The agreement provides for the purchase of 20 GEnx engines, the right to purchase an additional 20 GEnx engines and the purchase of up to four spare engines. In December 2018, the Company entered into an amendment to the purchase agreement with Boeing, which includes an option for the Company to accelerate delivery of B787-9 aircraft from 2024 and 2025 to 2023; however, the Company does not currently expect to execute the option to accelerate its planned delivery schedule. The committed expenditures under these agreements are reflected in the table above. The Company also intends to enter into additional related agreements in connection with the Boeing 787-9 purchases, including for the purchase of a flight simulator, spare parts and materials, and related services.
In order to complete the purchase of these aircraft and fund related costs, the Company may need to secure acceptable financing. The Company has backstop financing available from aircraft and engine manufacturers, subject to certain customary conditions. Financing may be necessary to satisfy our capital commitments for firm order aircraft and other related capital expenditures. The Company can provide no assurance that any financing not already in place for aircraft and spare engine deliveries will be available to us on acceptable terms when necessary or at all.
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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in the Company's Consolidated Balance Sheets, totaled $1.0 million at December 31, 2017. As of December 31, 2018, there were no holdbacks held with the Company's credit card processors.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.
Labor Negotiations
As of December 31, 2018, approximately 84% of employees were represented by unions. Additionally, the collective bargaining agreement for the Association of Flight Attendants (AFA), which represents 29% of employees became amendable on January 1, 2017, the Company is currently in negotiations with the AFA. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

15. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2018	2017		2016
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$24,343	$23,134		$29,751
Cash payments for income taxes	16,063	65,812		92,934
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a capital or financing lease	119,530	72,996	*	6,092
Maintenance hangar project (see Note 9)	—	—		72,996	*

* Amount was reclassified from an other liability as of December 31, 2016 to a financing (lease) liability when completed and placed into service as of December 31, 2017.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,827,215	$10,601	$(405)	$2,837,411
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	599,544	—	—	599,544
Wages and benefits	—	684,719	—	—	684,719
Aircraft rent	—	125,883	78	—	125,961
Maintenance materials and repairs	—	233,503	6,256	—	239,759
Aircraft and passenger servicing	—	157,796	—	—	157,796
Commissions and other selling	(5)	129,332	128	(140)	129,315
Depreciation and amortization	—	134,651	5,215	—	139,866
Other rentals and landing fees	—	126,509	394	—	126,903
Purchased services	195	130,665	852	(61)	131,651
Contract terminations expense	—	35,322	—	—	35,322
Other	6,527	142,125	3,759	(204)	152,207
Total	6,717	2,500,049	16,682	(405)	2,523,043
Operating Income (Loss)	(6,717)	327,166	(6,081)	—	314,368
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	238,365	—	—	(238,365)	—
Other nonoperating special items	—	—	—	—	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(32,861)	(137)	—	(33,001)
Interest income	185	9,057	—	—	9,242
Capitalized interest	—	7,887	—	—	7,887
Other components of net periodic benefit cost	—	(825)	—	—	(825)
Gains on fuel derivatives	—	5,590	—	—	5,590
Other, net	(4)	(2,117)	18	—	(2,103)
Total	238,543	(13,269)	(119)	(238,365)	(13,210)
Income (Loss) Before Income Taxes	231,826	313,897	(6,200)	(238,365)	301,158
Income tax expense (benefit)	(1,374)	70,634	(1,302)	—	67,958
Net Income (Loss)	$233,200	$243,263	$(4,898)	$(238,365)	$233,200
Comprehensive Income (Loss)	$227,834	$237,897	$(4,898)	$(232,999)	$227,834

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,667,435	$8,102	$(392)	$2,675,145
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	440,383	—	—	440,383
Wages and benefits	—	632,997	—	—	632,997
Aircraft rent	—	137,289	475	—	137,764
Maintenance materials and repairs	—	215,473	4,080	—	219,553
Aircraft and passenger servicing	—	144,853	—	—	144,853
Commissions and other selling	84	126,674	129	(137)	126,750
Depreciation and amortization	—	109,458	3,819	—	113,277
Other rentals and landing fees	—	116,763	—	—	116,763
Purchased services	478	109,436	933	(60)	110,787
Special items	—	23,450	—	—	23,450
Other	5,393	137,494	1,838	(195)	144,530
Total	5,955	2,194,270	11,274	(392)	2,211,107
Operating Income (Loss)	(5,955)	473,165	(3,172)	—	464,038
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	333,476	—	—	(333,476)	—
Other nonoperating special items	—	(45,585)	—	—	(45,585)
Interest expense and amortization of debt discounts and issuance costs	—	(30,901)	—	—	(30,901)
Interest income	—	5,830	302	—	6,132
Capitalized interest	—	8,437	—	—	8,437
Other components of net periodic benefit cost	—	(16,713)	—	—	(16,713)
Gains on fuel derivatives	—	3,312	—	—	3,312
Other, net	—	2,101	—	—	2,101
Total	333,476	(73,519)	302	(333,476)	(73,217)
Income (Loss) Before Income Taxes	327,521	399,646	(2,870)	(333,476)	390,821
Income tax expense (benefit)	(3,089)	63,300	—	—	60,211
Net Income (Loss)	$330,610	$336,346	$(2,870)	$(333,476)	$330,610
Comprehensive Income (Loss)	$358,841	$364,575	$(2,870)	$(361,707)	$358,839

(a) Amounts adjusted due to the adoption of ASC No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,426,479	$6,297	$(363)	$2,432,413
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	344,322	—	—	344,322
Wages and benefits	—	535,264	—	—	535,264
Aircraft rent	—	124,521	44	—	124,565
Maintenance materials and repairs	—	225,707	3,337	—	229,044
Aircraft and passenger servicing	—	129,899	—	—	129,899
Commissions and other selling	72	122,717	124	(126)	122,787
Depreciation and amortization	—	104,689	3,439	—	108,128
Other rentals and landing fees	—	108,087	—	—	108,087
Purchased services	149	95,450	660	(60)	96,199
Special items	—	109,142	—	—	109,142
Other	5,300	121,104	1,262	(177)	127,489
Total	5,521	2,020,902	8,866	(363)	2,034,926
Operating Income (Loss)	(5,521)	405,577	(2,569)	—	397,487
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	226,561	—	—	(226,561)	—
Interest expense and amortization of debt discounts and issuance costs	117	(36,729)	—	—	(36,612)
Interest income	265	3,742	—	—	4,007
Capitalized interest	—	2,651	—	—	2,651
Other components of net periodic benefit cost	—	(20,270)	—	—	(20,270)
Gains on fuel derivatives	—	20,106	—	—	20,106
Loss on extinguishment of debt	—	(10,473)	—	—	(10,473)
Other, net	—	4,323	—	—	4,323
Total	226,943	(36,650)	—	(226,561)	(36,268)
Income (Loss) Before Income Taxes	221,422	368,927	(2,569)	(226,561)	361,219
Income tax expense (benefit)	(2,698)	139,797	—	—	137,099
Net Income (Loss)	$224,120	$229,130	$(2,569)	$(226,561)	$224,120
Comprehensive Income (Loss)	$219,903	$224,914	$(2,569)	$(222,344)	$219,904

(a) Amounts adjusted due to the adoption of ASC No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$255,279	$8,144	$—	$268,577
Restricted cash	—	—	—	—	—
Short-term investments	—	232,241	—	—	232,241
Accounts receivable, net	—	109,499	2,569	(234)	111,834
Spare parts and supplies, net	—	33,942	—	—	33,942
Prepaid expenses and other	165	58,296	112	—	58,573
Total	5,319	689,257	10,825	(234)	705,167
Property and equipment at cost	—	2,756,551	92,021	—	2,848,572
Less accumulated depreciation and amortization	—	(648,111)	(15,350)	—	(663,461)
Property and equipment, net	—	2,108,440	76,671	—	2,185,111
Long-term prepayments and other	62,990	185,161	899	(63,494)	185,556
Deferred tax assets, net	—	—	—	—	—
Goodwill and other intangible assets, net	—	120,119	693	—	120,812
Intercompany receivable	—	456,338	—	(456,338)	—
Investment in consolidated subsidiaries	1,325,380	—	—	(1,325,380)	—
TOTAL ASSETS	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665	$139,552	$3,163	$(234)	$143,146
Air traffic liability and current frequent flyer deferred revenue	—	598,387	5,349	—	603,736
Other accrued liabilities	—	157,842	312	—	158,154
Current maturities of long-term debt, less discount, and capital lease obligations	—	101,052	45	—	101,097
Total	665	996,833	8,869	(234)	1,006,133
Long-term debt and capital lease obligations	—	604,089	4,595	—	608,684
Intercompany payable	445,030	—	11,308	(456,338)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	182,620	—	—	182,620
Other liabilities and deferred credits	—	118,682	1,144	—	119,826
Noncurrent frequent flyer deferred revenue	—	163,619	—	—	163,619
Deferred tax liabilities, net	—	167,770	—	—	167,770
Total	—	632,691	1,144	—	633,835
Shareholders' equity	947,994	1,325,702	63,172	(1,388,874)	947,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2017 (a)

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$57,405	$125,861	$7,687	$—	$190,953
Restricted cash	—	1,000	—	—	1,000
Short-term investments	—	269,297	—	—	269,297
Accounts receivable, net	25	139,008	1,455	(209)	140,279
Spare parts and supplies, net	—	35,361	—	—	35,361
Prepaid expenses and other	171	78,933	82	—	79,186
Total	57,601	649,460	9,224	(209)	716,076
Property and equipment at cost	—	2,326,249	74,562	—	2,400,811
Less accumulated depreciation and amortization	—	(546,831)	(11,717)	—	(558,548)
Property and equipment, net	—	1,779,418	62,845	—	1,842,263
Long-term prepayments and other	—	193,449	183	—	193,632
Deferred tax assets, net	31,845	—	—	(31,845)	—
Goodwill and other intangible assets, net	—	120,695	1,155	—	121,850
Intercompany receivable	—	392,791	—	(392,791)	—
Investment in consolidated subsidiaries	1,137,941	—	—	(1,137,941)	—
TOTAL ASSETS	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$622	$138,818	$1,574	$(209)	$140,805
Air traffic liability and current frequent flyer deferred revenue	—	584,366	4,727	—	589,093
Other accrued liabilities	32	147,211	350	—	147,593
Current maturities of long-term debt, less discount, and capital lease obligations	—	59,470	—	—	59,470
Total	654	929,865	6,651	(209)	936,961
Long-term debt and capital lease obligations	—	511,201	—	—	511,201
Intercompany payable	381,608	—	11,183	(392,791)	—
Other liabilities and deferred credits:
Accumulated pension and other postretirement benefit obligations.	—	220,788	—	—	220,788
Other liabilities and deferred credits	—	74,736	1,105		75,841
Noncurrent frequent flyer deferred revenue	—	149,764	—	—	149,764
Deferred tax liabilities, net	—	165,986	—	(31,845)	134,141
Total	—	611,274	1,105	(31,845)	580,534
Shareholders' equity	845,125	1,083,473	54,468	(1,137,941)	845,125
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,227,387	$3,135,813	$73,407	$(1,562,786)	$2,873,821

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

(a) Amounts adjusted due to the adoption of ASC No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(2,773)	$509,405	$1,876	$—	$508,508
Cash Flows From Investing Activities:
Net payments to affiliates	(14,400)	(91,515)	—	105,915	—
Additions to property and equipment, including pre-delivery deposits	—	(470,970)	(15,807)	—	(486,777)
Proceeds from purchase assignment and leaseback transactions	—	87,000	—	—	87,000
Proceeds from disposition of property and equipment	—	46,714	—	—	46,714
Purchases of investments	—	(210,836)	—	—	(210,836)
Sales of investments	—	247,423	—	—	247,423
Net cash used in investing activities	(14,400)	(392,184)	(15,807)	105,915	(316,476)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and capital lease obligations	—	(68,233)	(12)	—	(68,245)
Dividend payments	(24,171)	—	—	—	(24,171)
Repurchases of common stock	(102,500)	—	—	—	(102,500)
Debt issuance costs	—	(3,350)	—	—	(3,350)
Net payments from affiliates	91,515	—	14,400	(105,915)	—
Other	78	(3,720)	—		(3,642)
Net cash provided by (used in) financing activities	(35,078)	11,197	14,388	(105,915)	(115,408)
Net increase (decrease) in cash and cash equivalents	(52,251)	128,418	457	—	76,624
Cash, cash equivalents, and restricted cash—Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, and restricted cash—End of Period	$5,154	$255,279	$8,144	$—	$268,577

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,803)	$334,433	$1,505	$—	$331,135
Cash Flows From Investing Activities:
Net payments to affiliates	(2,500)	(103,254)	—	105,754	—
Additions to property and equipment, including pre-delivery deposits	—	(336,820)	(4,695)	—	(341,515)
Proceeds from purchase assignment and leaseback transactions	—	33,000	—	—	33,000
Proceeds from disposition of property and equipment	—	941	—	—	941
Purchases of investments	—	(231,393)	—	—	(231,393)
Sales of investments	—	244,261	—	—	244,261
Net cash used in investing activities	(2,500)	(393,265)	(4,695)	105,754	(294,706)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(61,486)	—	—	(61,486)
Dividend payments	(6,261)	—	—	—	(6,261)
Repurchases of common stock	(100,000)	—	—	—	(100,000)
Debt issuance costs	—	(188)	—	—	(188)
Net payments from affiliates	103,254	—	2,500	(105,754)	—
Other	86	(7,618)	—		(7,532)
Net cash provided by (used in) financing activities	(2,921)	(69,292)	2,500	(105,754)	(175,467)
Net decrease in cash and cash equivalents	(10,224)	(128,124)	(690)	—	(139,038)
Cash, cash equivalents, and restricted cash—Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, and restricted cash—End of Period	$57,405	$126,861	$7,687	$—	$191,953

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,954)	$440,203	$1,795	$—	$437,044
Cash Flows From Investing Activities:
Net payments to affiliates	—	(28,927)	—	28,927	—
Additions to property and equipment, including pre-delivery deposits	—	(165,710)	(13,128)	—	(178,838)
Proceeds from purchase assignment and leaseback transactions	—	31,851	—	—	31,851
Net proceeds from disposition of equipment	—	15	1	—	16
Purchases of investments	—	(260,987)	—	—	(260,987)
Sales of investments	—	253,855	—	—	253,855
Net cash provided by (used in) investing activities	—	(169,903)	(13,127)	28,927	(154,103)
Cash Flows From Financing Activities:
Repayments of long-term debt and capital lease obligations	—	(214,025)	—	—	(214,025)
Repurchases and conversion of convertible notes	(1,426)	—	—	—	(1,426)
Repurchases of common stock	(13,763)	—	—	—	(13,763)
Debt issuance costs	—	(1,653)	—	—	(1,653)
Net payments from affiliates	17,894	—	11,033	(28,927)	—
Other	458	(8,043)	—	—	(7,585)
Net cash provided by (used in) financing activities	3,163	(223,721)	11,033	(28,927)	(238,452)
Net increase (decrease) in cash and cash equivalents	(1,791)	46,579	(299)	—	44,489
Cash, cash equivalents, and restricted cash—Beginning of Period	69,420	208,406	8,676	—	286,502
Cash, cash equivalents, and restricted cash—End of Period	$67,629	$254,985	$8,377	$—	$330,991
Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

17. Supplemental Financial Information (unaudited)
Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(in thousands, except per share data)
2018:
Operating revenue	$665,412	$715,447	$759,087		$697,465
Operating income	36,265	92,928	115,826		69,349
Nonoperating income (loss)	830	12,859	931		(27,830)
Net income	28,542	79,480	93,542	**	31,636	**
Net Income Per Common Stock Share:
Basic	$0.56	$1.57	$1.85		$0.65
Diluted	0.56	1.56	1.84		0.64
2017: (a)
Operating revenue	$606,209	$670,116	$716,216		$682,604
Operating income	62,030	136,840	169,002		96,166
Nonoperating income (loss)	(15,813)	(13,191)	(54,113)		9,899	*
Net income	33,645	76,894	71,622		148,448	**
Net Income Per Common Stock Share:
Basic	$0.63	$1.43	$1.35		$2.86
Diluted	0.62	1.43	1.34		2.84

(a) Amounts adjusted for the adoption of Accounting Standards Codification (ASC) No. 606, Revenue from Contracts with Customers. See Note 1 to Consolidated Financial Statements for additional information.
* During the fourth quarter of 2017, the Company recorded a $4.6 million reduction in its OPEB settlement related to the third quarter of 2017 revising the settlement from $15.0 million to $10.4 million.
** Amounts reflect the impact of the Tax Act enacted in 2017. See Note 10 for further discussion.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2018, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2018, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hawaiian Holdings, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(collectively referred to as the “financial statements”) of the Company and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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
February 13, 2019

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2018, 2017 and 2016.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2018, 2017 and 2016.
iv.    Consolidated Balance Sheets, December 31, 2018 and 2017.
v.    Consolidated Statements of Shareholders' Equity, Years ended December 31, 2018, 2017 and 2016.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017 and 2016.
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

10.3	Hawaiian Holdings, Inc. 2016 Management Incentive Plan (filed as Exhibit 10.9 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.4	Hawaiian Holdings, Inc. Outside Director Compensation Policy (filed as Exhibit 10.10 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.5	Hawaiian Holdings, Inc. 2015 Stock Incentive Plan (filed as Exhibit 10.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 12, 2015).*+
10.6	Form of Hawaiian Holdings, Inc. Restricted Stock Unit Agreement (filed as Exhibit 10.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.7	Form of Hawaiian Holdings, Inc. Performance Restricted Stock Unit Agreement (filed as Exhibit 10.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.8	Form of Hawaiian Holdings, Inc. Stock Option Agreement (filed as Exhibit 10.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 28, 2015).*+
10.9	Form of Hawaiian Holdings, Inc. Indemnification Agreement for directors and executive officers (filed as Exhibit 10.20 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.10	Form of Change in Control and Severance Agreement for executive officers (filed as Exhibit 10.21 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*+
10.11
Purchase Agreement, dated as of June 27, 2011, by and among Wells Fargo Bank Northwest, National Association, solely as owner trustee of trusts beneficially owned by BCC Equipment Leasing Corporation and MDFC Spring Company, and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.12
Facility Agreement [Hawaiian 717-200 [55001]], dated as of June 27, 2011 by and between Hawaiian Airlines, Inc. and Boeing Capital Loan Corporation (filed as Exhibit 10.3 to the Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines,  Inc. also entered into Facility Agreement [Hawaiian 717-200 [55002]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55118]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55121]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55122]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55123]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55124]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55125]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55126]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55128]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55129]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55130]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55131]], dated as of June 27, 2011; Facility Agreement [Hawaiian 717-200 [55132]], dated as of June 27, 2011; and Facility Agreement [Hawaiian 717-200 [55151]], dated as of June 27, 2011, which facility agreements are substantially identical to Facility Agreement 55001, and pursuant to Regulation S-K Item 601, Instruction 2, these facility agreements were not filed.*‡

10.13
Lease Agreement 491HA, dated as of June 28, 2011, by and between Wells Fargo Bank Northwest, National Association, a national banking association organized under the laws of the United States of America, not in its individual capacity, but solely as owner trustee of a trust beneficially owned by BCC Equipment Leasing Corporation, and Hawaiian Airlines, Inc. (filed as Exhibit 10.5 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on December 14, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended). Hawaiian Airlines, Inc. also entered into Lease Agreement 492HA, dated as of June 28, 2011; and Lease Agreement 493HA, dated as of June 28, 2011, which lease agreements are substantially identical to Lease Agreement 491HA, and pursuant to Regulation S-K Item 601, Instruction 2, these lease agreements were not filed.*‡

10.14
Contract Services Agreement, dated as of June 29, 2011, by and between Hawaiian Airlines, Inc. and Airline Contract Maintenance and Equipment, Inc. (filed as Exhibit 10.7 to the Form 10-Q filed by Hawaiian Holdings, Inc. on July 27, 2011 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.15
Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to Form 10-Q/A filed by Hawaiian Holdings, Inc. on October 17, 2013 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).*‡

10.15.1
Amendment #1 to Airbus A320 Family Purchase Agreement, dated as of March 18, 2013, between Airbus S.A.S. and Hawaiian Airlines, Inc. (filed as Exhibit 10.62.1 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 9, 2015).*

10.15.2
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

10.16
Pass Through Trust Agreement, dated May 29, 2013, between Hawaiian Airlines, Inc. and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.17
Trust Supplement No. 2013-1A-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.18
Trust Supplement No. 2013-1A-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.3 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.19
Trust Supplement No. 2013-1B-O, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.4 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.20
Trust Supplement No. 2013-1B-S, dated as of May 29, 2013, between Wilmington Trust, National Association, as Trustee, and Hawaiian Airlines, Inc. to Pass Through Trust Agreement, dated as of May 29, 2013 (filed as Exhibit 4.5 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.21
Revolving Credit Agreement (2013-1A), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.6 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.22
Revolving Credit Agreement (2013-1B), dated as of May 29, 2013, between Wilmington Trust, National Association, as subordination agent, as agent and trustee, and as borrower, and Natixis S.A., acting via its New York Branch, as liquidity provider (filed as Exhibit 4.7 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.23
Intercreditor Agreement, dated as of May 29, 2013, among Wilmington Trust, National Association, as trustee, Natixis S.A., acting via its New York Branch, as liquidity provider, and Wilmington Trust, National Association, as subordination agent and trustee (filed as Exhibit 4.8 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.24
Deposit Agreement (Class A), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.9 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.25
Deposit Agreement (Class B), dated as of May 29, 2013, between Wells Fargo Bank Northwest, National Association, as escrow agent, and Natixis S.A., acting via its New York Branch, as depositary (filed as Exhibit 4.10 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*

10.26
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

10.27
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

10.28
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

10.31	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1A-O (filed as Exhibit 4.16 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.32	Form of Hawaiian Airlines Pass Through Certificate, Series 2013-1B-O (filed as Exhibit 4.17 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 31, 2013).*
10.33
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

10.34
Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).‡

10.35
Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted for since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).‡

10.36	General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc.‡
10.37	Letter Agreement No. 1 to General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc.‡
10.38	Flight Hour Agreement, dated as of October 1, 2018, between GE Engine Services, LLC and Hawaiian Airlines, Inc.‡
10.39
Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A.

21.1	List of Subsidiaries of Hawaiian Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+    These exhibits relate to management contracts or compensatory plans or arrangements.
*    Previously filed; incorporated herein by reference.
‡    Confidential treatment has been requested for a portion of this exhibit.

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2018, 2017 and 2016

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2018	$12	1,527		—	(1,485)	(a)	$54
2017	$34	1,810		—	(1,832)	(a)	$12
2016	$166	2,896		—	(3,028)	(a)	$34
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2018	$21,446	5,463	(b)	—	(4,321)	(c)	$22,588
2017	$17,358	6,276	(b)	—	(2,188)	(c)	$21,446
2016	$16,454	3,301	(b)	—	(2,397)	(c)	$17,358
Valuation Allowance on Deferred Tax Assets
2018	$2,547	—		—	—		$2,547
2017	$1,992	555		—	—		$2,547
2016	$3,912	—		—	(1,920)	(d)	$1,992

_______________________________________________________________________________

(a)	Doubtful accounts written off, net of recoveries.

(b)	Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)	Spare parts and supplies written off against the allowance for obsolescence.

(d)	Re-classified to uncertain tax position.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 13, 2019	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2019.

Signature	Title

/s/ PETER R. INGRAM	President and Chief Executive Officer, and Director (Principal Executive Officer)
Peter R. Ingram
/s/ SHANNON L. OKINAKA	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Shannon L. Okinaka
/s/ LAWRENCE S. HERSHFIELD	Chair of the Board of Directors
Lawrence S. Hershfield
/s/ DONALD J. CARTY	Director
Donald J. Carty
/s/ ABHINAV DHAR	Director
Abhinav Dhar
/s/ EARL E. FRY	Director
Earl E. Fry
/s/ JOSEPH GUERRIERI, JR.	Director
Joseph Guerrieri, Jr.
/s/ RANDALL L. JENSON	Director
Randall L. Jenson
/s/ CRYSTAL K. ROSE	Director
Crystal K. Rose
/s/ WILLIAM S. SWELBAR	Director
William S. Swelbar
/s/ DUANE E. WOERTH	Director
Duane E. Woerth
/s/ RICHARD N. ZWERN	Director
Richard N. Zwern