Form 10-Q
period 2019-03-31
HAWAIIAN HOLDINGS INC
filed 2019-04-24
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
 ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number 1-31443
 HAWAIIAN HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	71-0879698
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3375 Koapaka Street, Suite G-350
Honolulu, HI	96819
(Address of Principal Executive Offices)	(Zip Code)

(808) 835-3700
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	HA	NASDAQ Stock Market, LLC
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

As of April 19, 2019, 48,044,924 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Operating Revenue:
Passenger	$601,304	$611,600
Other	55,447	53,812
Total	656,751	665,412
Operating Expenses:
Wages and benefits	175,065	168,709
Aircraft fuel, including taxes and delivery	126,104	133,446
Maintenance, materials and repairs	63,045	58,141
Aircraft and passenger servicing	38,900	36,518
Depreciation and amortization	38,151	32,245
Aircraft rent	30,396	31,900
Commissions and other selling	30,836	31,925
Other rentals and landing fees	31,046	30,815
Purchased services	32,453	31,121
Contract terminations expense	—	35,322
Other	38,079	39,005
Total	604,075	629,147
Operating Income	52,676	36,265
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(7,530)	(8,555)
Gains (losses) on fuel derivatives	570	4,617
Interest income	2,983	1,474
Capitalized interest	1,285	2,238
Other, net	(1,025)	1,056
Total	(3,717)	830
Income Before Income Taxes	48,959	37,095
Income tax expense	12,601	8,553
Net Income	$36,358	$28,542
Net Income Per Common Stock Share:
Basic	$0.75	$0.56
Diluted	$0.75	$0.56
Weighted Average Number of Common Stock Shares Outstanding:
Basic	48,392	51,055
Diluted	48,429	51,199

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net Income	$36,358	$28,542
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $135 and $166 for 2019 and 2018, respectively	576	513
Net change in derivative instruments, net of tax expense of $374 and net of tax benefit of $2,345 for 2019 and 2018, respectively	1,145	(7,244)
Net change in available-for-sale investments, net of tax expense of $175 and net of tax benefit of $149 for 2019 and 2018, respectively	540	(460)
Total other comprehensive income (loss)	2,261	(7,191)
Total Comprehensive Income	$38,619	$21,351

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$365,100	$268,577
Short-term investments	166,817	232,241
Accounts receivable, net	110,658	111,834
Spare parts and supplies, net	36,461	33,942
Prepaid expenses and other	60,553	58,573
Total	739,589	705,167
Property and equipment, less accumulated depreciation and amortization of $678,428 and $663,461 as of March 31, 2019 and December 31, 2018, respectively	2,109,857	2,185,111
Other Assets:
Operating lease right-of-use assets	613,103	—
Long-term prepayments and other	171,013	185,556
Intangible assets, less accumulated amortization of $19,199 and $18,939 as of March 31, 2019 and December 31, 2018, respectively	13,889	14,149
Goodwill	106,663	106,663
Total Assets	$3,754,114	$3,196,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$145,067	$143,146
Air traffic liability and current frequent flyer deferred revenue	691,010	603,736
Other accrued liabilities	130,746	158,154
Current maturities of long-term debt and finance lease obligations	93,483	101,097
Current maturities of operating leases	90,481	—
Total	1,150,787	1,006,133
Long-Term Debt and Finance Lease Obligations	519,105	608,684
Other Liabilities and Deferred Credits:
Noncurrent operating leases	480,979	—
Accumulated pension and other post-retirement benefit obligations	180,232	182,620
Other liabilities and deferred credits	107,497	119,826
Noncurrent frequent flyer deferred revenue	170,149	163,619
Deferred tax liability, net	170,305	167,770
Total	1,109,162	633,835
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 48,202,199 and 48,540,280 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	482	485
Capital in excess of par value	128,891	128,448
Accumulated income	936,566	912,201
Accumulated other comprehensive loss, net	(90,879)	(93,140)
Total	975,060	947,994
Total Liabilities and Shareholders’ Equity	$3,754,114	$3,196,646

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

Three months ended March 31, 2019	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	36,358	—	36,358
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,811)	—	(5,811)
Other comprehensive income	—	—	—	—	2,261	2,261
Issuance of 65,517 shares of common stock, net of shares withheld for taxes	1	—	(983)	—	—	(982)
Repurchase and retirement of 403,598 shares common stock	(4)	—	—	(11,082)	—	(11,086)
Share-based compensation expense	—	—	1,426	—	—	1,426
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at March 31, 2019	$482	$—	$128,891	$936,566	$(90,879)	$975,060

Three months ended March 31, 2018	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2017	$512	$—	$126,743	$793,134	$(75,264)	$845,125
Net Income	—	—	—	28,542	—	28,542
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,145)	—	(6,145)
Other comprehensive loss	—	—	—	—	(7,191)	(7,191)
Issuance of 146,923 shares of common stock, net of shares withheld for taxes	1	—	(3,230)	—	—	(3,229)
Repurchase and retirement of 548,861 shares common stock	(5)	—	—	(20,238)	—	(20,243)
Share-based compensation expense	—	—	1,355	—	—	1,355
Balance at March 31, 2018	$508	$—	$124,868	$795,293	$(82,455)	$838,214
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2019 and December 31, 2018.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2019 and December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Net cash provided by Operating Activities	$150,680	$225,545
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(74,261)	(110,897)
Proceeds from the disposition of aircraft related equipment	2,780	—
Purchases of investments	(71,454)	(30,386)
Sales of investments	137,286	53,984
Other	(6,275)	—
Net cash used in investing activities	(11,924)	(87,299)
Cash flows from Financing Activities:
Repayments of long-term debt and finance lease obligations	(24,354)	(20,395)
Dividend payments	(5,811)	(6,145)
Repurchases of common stock	(11,086)	(20,243)
Other	(982)	(3,231)
Net cash used in financing activities	(42,233)	(50,014)
Net increase in cash and cash equivalents	96,523	88,232
Cash, cash equivalents, and restricted cash - Beginning of Period	268,577	191,953
Cash, cash equivalents, and restricted cash - End of Period	$365,100	$280,185

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal fluctuations, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations to be expected for the entire year.  The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

2. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASU 2016-02), which was subsequently codified within Accounting Standards Codification (ASC) 842, Leases (ASC 842). ASC 842 requires a lessee to recognize a right-of-use asset and a lease liability in the statement of financial position for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses similar to the current ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods beginning after December 15, 2018.

The Company adopted ASC 842 as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Company elected the package of transition provisions available for expired or existing contracts, which allows the Company to carry-forward our historical assessments of (a) whether contracts are, or contain leases, (b) lease classification, and (c) initial direct costs.

The adoption of the New Lease Standard had a significant impact on the Company's consolidated balance sheet due to the recognition of approximately $593.5 million of operating lease liabilities and right-of-use (ROU) assets for operating leases of $635.6 million. Additionally, the Company recognized a $4.9 million (net of tax of $1.6 million) cumulative effect adjustment credit to retained earnings.

The adjustment to retained earnings was driven principally by ASC 842's elimination of the previous build-to-suit lease accounting guidance under ASC 840, Leases, and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. ASC 842 then required the application of lease accounting to the agreement, which resulted in an operating lease. This resulted in the recognition of a ROU asset, inclusive of building costs incurred by the Company to place the asset into service, of $124.7 million, and a lease liability of $90.8 million.

The unaudited Consolidated Financial Statements as of and for the quarter ended March 31, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 9, Leases, for additional information.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-02), which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify hedge accounting requirements. ASU 2017-12 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard during the first quarter of 2019. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2019	2018
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$(1,587)	$1,221	Passenger revenue
Total before tax	(1,587)	1,221
Tax expense (benefit)	391	(299)
Total, net of tax	$(1,196)	$922
Amortization of defined benefit plan items
Actuarial loss	$831	$624	Nonoperating Income (Expense), Other, net
Prior service cost	56	56	Nonoperating Income (Expense), Other, net
Total before tax	887	680
Tax benefit	(168)	(167)
Total, net of tax	$719	$513
Short-term investments
Realized losses (gain) on sales of investments, net	$(98)	$5	Nonoperating Income (Expense), Other, net
Total before tax	(98)	5
Tax expense (benefit)	24	(1)
Total, net of tax	$(74)	$4
Total reclassifications for the period	$(551)	$1,439

A rollforward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2019 and 2018 is as follows:

Three months ended March 31, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,317	$(95,855)	$(602)	$(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	2,341	(143)	614	2,812
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,196)	719	(74)	(551)
Net current-period other comprehensive income	1,145	576	540	2,261
Ending balance	$4,462	$(95,279)	$(62)	$(90,879)

Three months ended March 31, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,249	$(75,953)	$(560)	$(75,264)
Other comprehensive loss before reclassifications, net of tax	(8,166)	—	(464)	(8,630)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	922	513	4	1,439
Net current-period other comprehensive income (loss)	(7,244)	513	(460)	(7,191)
Ending balance	$(5,995)	$(75,440)	$(1,020)	$(82,455)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2019 and 2018, anti-dilutive shares, which were excluded from the calculation of diluted earnings per share, were immaterial.

	Three Months Ended March 31,
	2019	2018
	(in thousands, except for per share data)
Numerator:
Net Income	$36,358	$28,542
Denominator:
Weighted average common stock shares outstanding - Basic	48,392	51,055
Assumed exercise of stock options and awards	37	144
Weighted average common stock shares outstanding - Diluted	48,429	51,199
Net Income Per Share
Basic	$0.75	$0.56
Diluted	$0.75	$0.56

Stock Repurchase Program

In November 2017, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2019 via the open market, established plans or privately negotiated transactions in accordance with all applicable securities laws, rules and regulations, which was completed in December 2018. In November 2018, the Company's Board of Directors approved a new stock repurchase program pursuant to which the Company may repurchase up to an additional $100 million of its outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to modification or termination at any time. The Company will repurchase shares of its common stock subject to prevailing market conditions and may discontinue such repurchases at any time.

The Company spent $11.1 million and $20.2 million to repurchase and retire approximately 404 thousand shares and 549 thousand shares of the Company's common stock in open market transactions during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $86.4 million remaining to spend under its stock repurchase program.

Dividends

During the three months ended March 31, 2019, the Company declared a cash dividend of $0.12 per share for stockholders of record as of February 8, 2019, which was paid on February 22, 2019, totaling $5.8 million. During the three months ended March 31, 2018, the Company declared and paid cash dividends of $0.12 per share, or $6.1 million.

5. Revenue Recognition
The majority of the Company's revenue is derived from transporting passengers on our aircraft. The Company accounts for revenue in accordance with ASC 606, which was adopted on January 1, 2018, using the full retrospective method.
The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the U.S. Department of Transportation) are summarized below:

	Three Months Ended March 31,
	2019	2018
Geographic Information	(in thousands)
Domestic	$477,520	$492,202
Pacific	179,231	173,210
Total operating revenue	$656,751	$665,412
Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and therefore, have not been allocated to specific geographic regions.
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

	Three Months Ended March 31,
	2019	2018
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$567,855	$577,955
Frequent flyer revenue, transportation component	33,449	33,645
Passenger Revenue	$601,304	$611,600

Other revenue (e.g., cargo and other miscellaneous)	$36,231	$38,690
Frequent flyer revenue, marketing and brand component	19,216	15,122
Other Revenue	$55,447	$53,812

For the three months ended March 31, 2019 and 2018, the Company's total revenue was $656.8 million and $665.4 million, respectively. As of March 31, 2019 and December 31, 2018, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $514.9 million and $427.8 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the three months ended March 31, 2019 and 2018, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $296.9 million and $260.3 million, respectively.
Passenger revenue associated with unused tickets, which represent unexercised passenger rights, is recognized in proportion to the pattern of rights exercised by related passengers (e.g., scheduled departure dates). To calculate the portion to be recognized as revenue in the period, the Company utilizes historical information and applies the trend rate to the current air traffic liability balances for that specific period.
Certain governmental taxes are imposed on the Company's ticket sales through a fee included in ticket prices. The Company collects these fees and remits them to the appropriate government agency. Management has elected (via a practical expedient election) to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer (e.g., sales, use, value added, and certain excise taxes). These fees have been presented on a net basis in the accompanying Consolidated Statements of Operations and recorded as a liability until remitted.
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

During the first quarter of 2018, the Company amended its partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our Barclay's co-branded cardholders. The amended agreement did not change any terms of the original agreement, and includes the following performance obligations: (i) transportation that will ultimately be provided when mileage credits are redeemed (transportation); (ii) the Hawaiian Airlines brand and access to its members lists (collectively, brand performance); (iii) marketing; and (iv) airline benefits to cardholders, including discounts and anniversary travel benefits, baggage waivers and inflight purchase credits. The Company determined the relative fair value of each performance obligation by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the performance obligations based on their relative selling prices.

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

The Company's frequent flyer liability is recorded in Air traffic liability and current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of March 31, 2019 and December 31, 2018, the Company's contract liability balance was $339.7 million and $332.2 million, respectively.

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
Costs to obtain or fulfill a contract - In order for the Company to provide transportation to our customers we incur fulfillment costs which are generally: booking fees, credit card fees, and commission/selling costs. As of March 31, 2019 and December 31, 2018, the Company's asset balance associated with these costs were $19.2 million and $16.3 million, respectively. During the three months ended March 31, 2019 and 2018, expenses related to these costs totaled to $22.5 million and $23.9 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.

6. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated as current assets at fair value as these securities are available for use in current operations. Realized gains and losses on sales of investments are reflected in nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations. Unrealized gains and losses on available for sale securities are reflected as a component of Accumulated other comprehensive loss, net.

The following is a summary of short-term investments held as of March 31, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019	(in thousands)
Corporate debt	$101,348	$231	$(238)	$101,341
U.S. government and agency debt	16,043	—	(17)	16,026
Municipal bonds	9,073	1	(9)	9,065
Certificates of Deposit	23,213	—	—	23,213
Other fixed income securities	17,181	—	(9)	17,172
Total short-term investments	$166,858	$232	$(273)	$166,817

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Corporate debt	$142,748	$49	$(695)	$142,102
U.S. government and agency debt	37,163	3	(59)	37,107
Municipal bonds	9,903	—	(32)	9,871
Other fixed income securities	43,183	2	(24)	43,161
Total short-term investments	$232,997	$54	$(810)	$232,241

Contractual maturities of short-term investments as of March 31, 2019 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$38,940	$62,401	$101,341
U.S. government and agency debt	16,026	—	16,026
Municipal bonds	7,235	1,830	9,065
Certificates of Deposit	22,210	1,003	23,213
Other fixed income securities	15,672	1,500	17,172
Total short-term investments	$100,083	$66,734	$166,817

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$152,947	$122,825	$30,122	$—
Short-term investments	166,817	—	166,817	—
Fuel derivative contracts	5,084	—	5,084	—
Foreign currency derivatives	5,022	—	5,022	—
Total assets measured at fair value	$329,870	$122,825	$207,045	$—
Foreign currency derivatives	228	—	228	—
Total liabilities measured at fair value	$228	$—	$228	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$121,154	$42,175	$78,979	$—
Short-term investments	232,241	—	232,241	—
Fuel derivative contracts	1,572	—	1,572	—
Foreign currency derivatives	4,579	—	4,579	—
Total assets measured at fair value	$359,546	$42,175	$317,371	$—
Foreign currency derivatives	1,347	—	1,347	—
Total liabilities measured at fair value	$1,347	$—	$1,347	$—

Cash equivalents.  The Company's Level 1 cash equivalents consist of money market securities and certificates of deposit. The carrying amounts approximate fair value because of the short-term maturity of these assets. The Company's Level 2 cash equivalents consist of U.S. agency bonds, mutual funds, and commercial paper. These instruments are valued using quoted prices for similar assets in active markets.

Short-term investments.  Short-term investments shown in the table above are classified as available-for-sale. Instruments are valued using quoted prices for similar assets in active markets or other observable inputs.

Fuel derivative contracts.  The Company’s fuel derivative contracts consist of crude oil call options, which are not traded on a public exchange. The fair value of these instruments is determined based on inputs available or derived from public markets including contractual terms, market prices, yield curves, and measures of volatility among others.

Foreign currency derivatives.  The Company’s foreign currency derivatives consist of Japanese Yen and Australian Dollar forward contracts and are valued primarily based upon data readily observable in public markets.

The table below presents the Company’s debt (excluding obligations under finance leases and financing obligations) measured at fair value:

Fair Value of Debt
March 31, 2019					December 31, 2018
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$448,399	$448,960	$—	$—	$448,960	$467,760	$461,805	$—	$—	$461,805

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2019, the Company primarily used crude oil call options and jet fuel swaps to hedge its aircraft fuel expense. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2019	2018
	(in thousands)
Gains (losses) realized at settlement	$(2,844)	$5,661
Reversal of prior period unrealized amounts	8,181	(11,792)
Unrealized gains (losses) that will settle in future periods	(4,767)	10,748
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$570	$4,617

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $4.8 million into earnings over the next 12 months from AOCI based on the values at March 31, 2019.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,964,300 Japanese Yen 46,360 Australian Dollars	March 2020	4,133	(180)	3,953
	Long-term prepayments and other	4,457,800 Japanese Yen 7,571 Australian Dollars	March 2021	809	(31)	778
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	841,550 Japanese Yen 2,304 Australian Dollars	June 2019	80	(17)	63
Fuel derivative contracts	Prepaid expenses and other	95,760 gallons	March 2020	5,084	—	5,084

Derivative position as of December 31, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,933,550 Japanese Yen 48,709 Australian Dollars	December 2019	3,922	(915)	3,007
	Long-term prepayments and other	4,491,350 Japanese Yen 9,419 Australian Dollars	December 2020	633	(292)	341
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	832,900 Japanese Yen 2,785 Australian Dollars	March 2019	24	(140)	(116)
Fuel derivative contracts	Prepaid expenses and other	95,256 gallons	December 2019	1,572	—	1,572

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018	2019	2018
	(in thousands)
Foreign currency derivatives	$(3,106)	$10,809	$(1,587)	$1,221	$—	$—

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2019 and December 31, 2018.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Leases
As discussed in Note 2, the Company adopted ASC 842 as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
The Company leases aircraft, engines, airport terminal facilities, maintenance hangars, commercial real estate, and other property and equipment, among other items. The Company combines lease and nonlease components in calculating the ROU asset and lease liabilities for the aforementioned asset groups. Certain leases include escalation clauses, renewal options, and/or termination options. When lease renewals or termination options are considered to be reasonably certain, such periods are included in the lease term and fixed payments are included in the calculation of the lease liability and ROU asset.

When available, the Company utilizes the rate implicit in the lease to discount lease payments to present value; however, the majority of the Company's leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.
Aircraft and Engines
As of March 31, 2019, the Company leased 19 aircraft, of which 5 are under finance leases and 14 are under operating leases. These leases have remaining lease terms with terms ranging from approximately 1 year to 11 years. The Company also had 5 engines under operating leases with remaining lease terms ranging from less than 1 year to 8 years. Aircraft and engine finance leases continue to be reported on our consolidated balance sheet, while operating leases were added to the balance sheet with the adoption of the new standard.
Airport Terminal Facilities
The Company's facility leases are primarily for space at airports that it serves, most notably, its operations in the State of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities. The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 33 years. At the majority of U.S. airports, the lease rates depend on airport operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawaii. These leases are classified as operating and have remaining lease terms ranging between 1 to 8 years.
Maintenance Hangar
In November 2016, the Company entered into a lease agreement with the Department of Transportation of the State of Hawai'i to lease a cargo and maintenance hangar at the Daniel K. Inouye International Airport with a remaining lease term of 33 years. As the hangar was not fully constructed, the Company took responsibility of the construction and was responsible for the remainder of the construction costs of $37.3 million. In accordance with the applicable accounting guidance, specifically as it relates to the Company's involvement in the construction of the hangar, the Company was considered the owner of the asset under construction and previously recognized an additional $73.0 million asset, with a corresponding finance liability, for the amount previously spent by the lessor.

As discussed in Note 2, ASC 842 eliminated the previous build-to-suit lease accounting guidance and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. ASC 842 then required the application of lease accounting to the agreement. The agreement is accounted for as an operating lease under ASC 842.

Other Property and Equipment
The Company leases certain IT assets (including data center access, equipment, etc.) and various other non-aircraft equipment. The remaining lease terms range from 1 to 3 years. Certain lease IT assets are embedded within service agreements. The combined lease and nonlease components of those agreements are included in the ROU asset and lease liability.

Lease Position as of March 31, 2019
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet.

		Three Months Ended March 31,
	Classification on the Balance Sheet	2019
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$613,103
Finance lease assets	Property and equipment, net	164,558
Total lease assets		$777,661

Liabilities:
Current
Operating	Current maturities of operating leases	$90,481
Finance	Current maturities of long-term debt and finance lease obligations	21,702
Noncurrent
Operating	Noncurrent operating leases	480,979
Finance	Long-Term Debt and Finance Lease Obligations	152,403
Total lease liabilities		$745,565

Weighted-average remaining lease term
Operating leases		11.1 years
Finance leases		9.1 years
Weighted-average discount rate
Operating leases (1)		4.97%
Finance leases		4.74%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the three months ended March 31, 2019, the total lease costs for finance and operating leases were as follows:

Three Months Ended March 31,
2019
(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,098
Interest of lease liabilities	2,092
Operating lease cost (1)	29,468
Short-term lease cost (1)	1,988
Variable lease cost (1)	29,986
Total lease cost	$69,632
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the consolidated statements of operations.

During the three months ended March 31, 2019, the cash paid for amounts included in the measurement of lease liabilities were as follows:

Three Months Ended March 31,
2019
(in thousands)
Operating cash flows from operating leases	28,958
Operating cash flows from finance leases	2,092
Financing cash flows from finance lease	5,622
Undiscounted Cash Flows
As of March 31, 2019, the scheduled future minimum rental payments under operating and finance leases with non-cancellable basic terms of more than one year were as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining in 2019	$18,638	$3,665	$80,789	$6,133
2020	24,850	3,255	90,391	8,217
2021	24,850	1,798	74,713	8,424
2022	24,415	1,779	68,133	8,822
2023	21,370	5,019	60,022	9,029
Thereafter	75,891	7,083	156,680	194,209
Total minimum lease payments	190,014	22,599	530,728	234,834
Less: amounts representing interest	(33,224)	(5,284)	(77,600)	(116,502)
Present value of future minimum lease payments	$156,790	$17,315	$453,128	$118,332
Less: current maturities of lease obligations	(17,817)	(3,885)	(87,908)	(2,573)
Long-term lease obligations	$138,973	$13,430	$365,220	$115,759
10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2019	2018
	(in thousands)
Service cost	$2,096	$1,962
Other cost:
Interest cost	5,608	5,009
Expected return on plan assets	(5,483)	(5,588)
Recognized net actuarial loss	887	680
Total other components of the net periodic benefit cost	1,012	101
Net periodic benefit cost	$3,108	$2,063

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the consolidated statements of operations.

During the three months ended March 31, 2019 and 2018, the Company was not required to, and did not to make contributions to its defined benefit and other post-retirement plans.

11. Commitments and Contingent Liabilities

Commitments

As of March 31, 2019, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	6	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines	1	2	In 2019
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 12 below for discussion on the contract termination charge.

In July 2018, the Company entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled delivery from 2021 to 2025. In October 2018, the Company entered into a definitive agreement for the selection of GEnx engines to power its Boeing 787-9 fleet. The agreement provides for the purchase of 20 GEnx engines, the right to purchase an additional 20 GEnx engines, and the purchase of up to four spare engines. The committed expenditures under these agreements are reflected in the table below. In December 2018, the Company entered into an amendment to the purchase agreement with Boeing, which includes an option for the Company to accelerate delivery of Boeing 787-9 aircraft from 2024 and 2025 to 2023; however, the Company does not currently expect to execute the option to accelerate its planned delivery schedule. The Company also intends to enter into additional related agreements in connection with the Boeing 787-9 purchases, including for the purchase of a flight simulator, spare parts and materials, and related services.

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of March 31, 2019 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2019	$277,660	$55,886	$333,546
2020	161,854	69,729	231,583
2021	313,668	66,104	379,772
2022	435,406	58,499	493,905
2023	245,465	53,357	298,822
Thereafter	477,144	164,846	641,990
	$1,911,197	$468,421	$2,379,618

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, there were no holdbacks held with the Company's credit card processors.

In the event of a material adverse change in the Company's business, the holdback could increase to an amount up to 100% of the outstanding credit card amounts that is unflown (e.g., air traffic liability, excluding frequent flyer deferred revenue), which would also cause an increase in the level of restricted cash. If the Company is unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material adverse impact on the Company's operations, business or financial condition.

12. Contract Terminations Expense

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$656,090	$792	$(131)	$656,751
Operating Expenses:
Wages and benefits	—	175,065	—	—	175,065
Aircraft fuel, including taxes and delivery	—	126,104	—	—	126,104
Maintenance, materials and repairs	—	61,802	1,243	—	63,045
Aircraft and passenger servicing	—	38,900	—	—	38,900
Commissions and other selling	—	30,865	18	(47)	30,836
Aircraft rent	—	30,367	29	—	30,396
Other rentals and landing fees	—	31,019	27	—	31,046
Depreciation and amortization	—	36,492	1,659	—	38,151
Purchased services	54	32,193	222	(16)	32,453
Other	1,842	35,856	449	(68)	38,079
Total	1,896	598,663	3,647	(131)	604,075
Operating Income (Loss)	(1,896)	57,427	(2,855)	—	52,676
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	37,849	—	—	(37,849)	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,514)	(16)	—	(7,530)
Interest income	8	2,975	—	—	2,983
Capitalized interest	—	1,285	—	—	1,285
Gains on fuel derivatives	—	570	—	—	570
Other, net	—	(1,069)	44	—	(1,025)
Total	37,857	(3,753)	28	(37,849)	(3,717)
Income (Loss) Before Income Taxes	35,961	53,674	(2,827)	(37,849)	48,959
Income tax expense (benefit)	(397)	13,591	(593)	—	12,601
Net Income (Loss)	$36,358	$40,083	$(2,234)	$(37,849)	$36,358
Comprehensive Income (Loss)	$38,619	$42,344	$(2,234)	$(40,110)	$38,619

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$663,412	$2,127	$(127)	$665,412
Operating Expenses:
Wages and benefits	—	168,709	—	—	168,709
Aircraft fuel, including taxes and delivery	—	133,446	—	—	133,446
Maintenance, materials and repairs	—	57,494	647	—	58,141
Aircraft and passenger servicing	—	36,518	—	—	36,518
Commissions and other selling	(5)	31,958	20	(48)	31,925
Aircraft rent	—	31,900	—	—	31,900
Depreciation and amortization	—	31,275	970	—	32,245
Other rentals and landing fees	—	30,815	—	—	30,815
Purchased services	90	30,868	178	(15)	31,121
Contract terminations expense	—	35,322	—	—	35,322
Other	1,581	37,123	365	(64)	39,005
Total	1,666	625,428	2,180	(127)	629,147
Operating Income (Loss)	(1,666)	37,984	(53)	—	36,265
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	29,810	—	—	(29,810)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,555)	—	—	(8,555)
Interest income	65	1,409	—	—	1,474
Capitalized interest	—	2,238	—	—	2,238
Gains on fuel derivatives	—	4,617	—	—	4,617
Other, net	(4)	1,055	5	—	1,056
Total	29,871	764	5	(29,810)	830
Income (Loss) Before Income Taxes	28,205	38,748	(48)	(29,810)	37,095
Income tax expense (benefit)	(337)	8,900	(10)	—	8,553
Net Income (Loss)	$28,542	$29,848	$(38)	$(29,810)	$28,542
Comprehensive Income (Loss)	$21,351	$22,657	$(38)	$(22,619)	$21,351

Condensed Consolidating Balance Sheets
March 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,257	$352,136	$8,707	$—	$365,100
Short-term investments	—	166,817	—	—	166,817
Accounts receivable, net	—	109,685	1,290	(317)	110,658
Spare parts and supplies, net	—	36,461	—	—	36,461
Prepaid expenses and other	301	60,022	230	—	60,553
Total	4,558	725,121	10,227	(317)	739,589
Property and equipment at cost	—	2,698,634	89,651	—	2,788,285
Less accumulated depreciation and amortization	—	(661,647)	(16,781)	—	(678,428)
Property and equipment, net	—	2,036,987	72,870	—	2,109,857
Operating lease right-of-use assets	—	613,103	—	—	613,103
Long-term prepayments and other	—	170,709	304	—	171,013
Goodwill and other intangible assets, net	—	119,975	577	—	120,552
Intercompany receivable	—	478,365	—	(478,365)	—
Investment in consolidated subsidiaries	1,438,210	—	504	(1,438,714)	—
TOTAL ASSETS	$1,442,768	$4,144,260	$84,482	$(1,917,396)	$3,754,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$776	$142,417	$2,191	$(317)	$145,067
Air traffic liability	—	686,165	4,845	—	691,010
Other accrued liabilities	—	130,452	294	—	130,746
Current maturities of long-term debt, less discount, and finance lease obligations	—	93,479	4	—	93,483
Current maturities of operating leases	—	90,481	—	—	90,481
Total	776	1,142,994	7,334	(317)	1,150,787
Long-term debt and finance lease obligations	—	519,105	—	—	519,105
Intercompany payable	466,932	—	11,433	(478,365)	—
Other liabilities and deferred credits:
Noncurrent operating leases	—	480,979	—	—	480,979
Accumulated pension and other post-retirement benefit obligations	—	180,232	—	—	180,232
Other liabilities and deferred credits	—	106,377	1,120	—	107,497
Noncurrent frequent flyer deferred revenue	—	170,149	—	—	170,149
Deferred tax liabilities, net	—	170,305	—	—	170,305
Total	—	1,108,042	1,120	—	1,109,162
Shareholders’ equity	975,060	1,374,119	64,595	(1,438,714)	975,060
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,442,768	$4,144,260	$84,482	$(1,917,396)	$3,754,114

Condensed Consolidating Balance Sheets
December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$255,279	$8,144	$—	$268,577
Short-term investments	—	232,241	—	—	232,241
Accounts receivable, net	—	109,499	2,569	(234)	111,834
Spare parts and supplies, net	—	33,942	—	—	33,942
Prepaid expenses and other	165	58,296	112	—	58,573
Total	5,319	689,257	10,825	(234)	705,167
Property and equipment at cost	—	2,756,551	92,021	—	2,848,572
Less accumulated depreciation and amortization	—	(648,111)	(15,350)	—	(663,461)
Property and equipment, net	—	2,108,440	76,671	—	2,185,111
Long-term prepayments and other	62,990	185,161	899	(63,494)	185,556
Goodwill and other intangible assets, net	—	120,119	693	—	120,812
Intercompany receivable	—	456,338	—	(456,338)	—
Investment in consolidated subsidiaries	1,325,380	—	—	(1,325,380)	—
TOTAL ASSETS	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$139,552	$3,163	$(234)	$143,146
Air traffic liability	—	598,387	5,349	—	603,736
Other accrued liabilities	—	157,842	312	—	158,154
Current maturities of long-term debt, less discount, and finance lease obligations	—	101,052	45	—	101,097
Total	665	996,833	8,869	(234)	1,006,133
Long-term debt and finance lease obligations	—	604,089	4,595	—	608,684
Intercompany payable	445,030	—	11,308	(456,338)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	182,620	—	—	182,620
Other liabilities and deferred credits	—	118,682	1,144	—	119,826
Noncurrent frequent flyer deferred revenue	—	163,619	—	—	163,619
Deferred tax liabilities, net	—	167,770	—	—	167,770
Total	—	632,691	1,144	—	633,835
Shareholders’ equity	947,994	1,325,702	63,172	(1,388,874)	947,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(670)	$152,752	$(1,402)	$—	$150,680
Cash Flows From Investing Activities:
Net payments to affiliates	(4,250)	(20,920)	—	25,170	—
Additions to property and equipment, including pre-delivery deposits	—	(71,978)	(2,283)	—	(74,261)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	2,780	—	—	2,780
Purchases of investments	—	(71,454)	—	—	(71,454)
Sales of investments	—	137,286	—	—	137,286
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(4,250)	(30,561)	(2,283)	25,170	(11,924)
Cash Flows From Financing Activities:
Long-term borrowings	—	—	—	—	—
Repayments of long-term debt and finance lease obligations	—	(24,352)	(2)	—	(24,354)
Debt issuance costs	—	—	—	—	—
Dividend payments	(5,811)	—	—	—	(5,811)
Net payments from affiliates	20,920	—	4,250	(25,170)	—
Repurchases of common stock	(11,086)	—	—	—	(11,086)
Other	—	(982)	—	—	(982)
Net cash provided by (used in) financing activities	4,023	(25,334)	4,248	(25,170)	(42,233)
Net increase (decrease) in cash and cash equivalents	(897)	96,857	563	—	96,523
Cash, cash equivalents, & restricted cash - Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, & restricted cash - End of Period	$4,257	$352,136	$8,707	$—	$365,100

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(931)	$224,935	$1,541	$—	$225,545
Cash Flows From Investing Activities:
Net payments to affiliates	(6,500)	(6,000)	—	12,500	—
Additions to property and equipment, including pre-delivery deposits	—	(102,595)	(8,302)	—	(110,897)
Purchases of investments	—	(30,386)	—	—	(30,386)
Sales of investments	—	53,984	—	—	53,984
Net cash used in investing activities	(6,500)	(84,997)	(8,302)	12,500	(87,299)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(20,395)	—	—	(20,395)
Dividend payments	(6,145)	—	—	—	(6,145)
Net payments from affiliates	6,000	—	6,500	(12,500)	—
Repurchases of Common Stock	(20,243)	—	—	—	(20,243)
Other	78	(3,309)	—	—	(3,231)
Net cash provided by (used in) financing activities	(20,310)	(23,704)	6,500	(12,500)	(50,014)
Net increase (decrease) in cash and cash equivalents	(27,741)	116,234	(261)	—	88,232
Cash, cash equivalents, & restricted cash - Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, & restricted cash - End of Period	$29,664	$243,095	$7,426	$—	$280,185

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter of 2019; our expected fleet as of March 31, 2020; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai’i; fluctuations in demand for transportation in the markets in which we operate, including due to the occurrence of natural disasters, such as hurricanes, earthquakes and tsunamis; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; our ability to continue to generate sufficient cash flow to support the payment of a quarterly dividend; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed from time to time in our public filings and public announcements, including, but not limited to, our risk factors set out in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. All forward-looking statements included in this Report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2019, the latest available data. As of March 31, 2019, we had 7,299 active employees.

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

Financial Highlights

•	GAAP net income in the first quarter of $36.4 million, or $0.75 per diluted share.

•	Adjusted net income in the first quarter of $32.6 million, or $0.67 per diluted share.

•	Pre-tax margin for the first quarter of 7.5%.

•	Unrestricted cash and cash equivalents and short-term investments of $531.9 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

Looking ahead, industry capacity in our Domestic network is expected to remain at historically high levels in 2019. We expect our available seat miles during the three months ending June 30, 2019 to increase by 1.5% to 3.5% compared to the prior year period. While demand for travel to Hawai'i remains robust, the competitive environment results in our expectation of operating revenue per available seat mile to decline 2.0% to 5.0% as compared to the same period in 2018. We expect operating cost per available seat mile during the three months ending June 30, 2019 to be down 2.2% to up 0.3% compared to the prior year period. For the twelve-month period ending December 31, 2019, we expect operating cost per available seat mile to be down 0.7% to up 2.9%.

For the three-months ending June 30, 2019, we expect our corporate federal tax rate will result in an all-in book tax rate ranging between 25% to 27%.

Partnerships

Together with Japan Airlines, we filed an application in 2018 with the U.S. Department of Transportation (DOT) and Japan's Ministry of Land, Infrastructure, Transport and Tourism (MLIT) seeking antitrust immunity (ATI) to create a joint venture that promises significant consumer benefits and the opportunity for service expansion. We enhanced our comprehensive partnership with Japan Airlines with the announcement of reciprocal frequent flyer benefits for HawaiianMiles and JAL Mileage Bank members, which became effective in October 2018. The joint venture and enhanced program was launched in March 2018 with codeshare flights between Japan and Hawai'i. In April 2019, The Company received notification from the DOT that its ATI application was deemed substantially completed; however, we have not yet received approval, and we do not anticipate operations commencing under the joint venture until late 2019 or early 2020.

Fleet Summary

In July 2018, we entered into an agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. We expect those aircraft to be delivered starting in 2021 and, thus, they are not reflected in the table below. The table below summarizes our total fleet as of March 31, 2018 and 2019, and expected fleet as of March 31, 2020 (based on existing executed agreements):

	March 31, 2018			March 31, 2019			March 31, 2020
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200 (1)	11	13	24	12	12	24	12	12	24
A321neo	—	2	2	2	10	12	2	16	18
767-300 (5)	4	4	8	—	—	—	—	—	—
717-200	5	15	20	5	15	20	5	15	20
ATR 42-500 (3)	—	3	3	—	4	4	—	4	4
ATR 72-200 (3)(4)	—	3	3	—	3	3	—	3	3
Total	20	40	60	19	44	63	19	50	69

(1)	In July 2018, we entered into a sale and leaseback transaction for one of our A330-200 aircraft.

(2)	Leased aircraft include aircraft under both finance and operating leases.

(3)	The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(4)	Aircraft are utilized for our cargo operations.

(5)	We completed the exit from our B767-300 aircraft fleet in January 2019.

Results of Operations

For the three months ended March 31, 2019, we generated net income of $36.4 million, or $0.75 per diluted share, compared to net income of $28.5 million, or $0.56 per diluted share, for the same period in 2018.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2019		2018
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	2,821		2,891
Revenue passenger miles (RPM)	4,127,729		4,030,657
Available seat miles (ASM)	4,850,723		4,731,314
Passenger revenue per RPM (Yield)	14.57	¢	15.17	¢
Passenger load factor (RPM/ASM)	85.1%		85.2%
Passenger revenue per ASM (PRASM)	12.40	¢	12.93	¢
Total Operations (a) :
Revenue passengers flown	2,823		2,892
RPM	4,128,485		4,030,783
ASM	4,851,921		4,731,498
Operating revenue per ASM (RASM)	13.54	¢	14.06	¢
Operating cost per ASM (CASM)	12.45	¢	13.30	¢
CASM excluding aircraft fuel, loss on sale of aircraft, and contract terminations expense (b)	9.87	¢	9.73	¢
Aircraft fuel expense per ASM (c)	2.60	¢	2.82	¢
Revenue block hours operated	51,627		48,747
Gallons of aircraft fuel consumed	64,521		65,279
Average cost per gallon of aircraft fuel (actual) (c)	$1.95		$2.04

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2019, operating revenue decreased by $8.7 million, or 1.3%, as compared to the prior year period, driven by decreased passenger revenue and is discussed further below:

Passenger revenue

For the three months ended March 31, 2019, passenger revenue decreased by $10.3 million, or 1.7%, as compared to the prior year period. Details of these changes are described in the table below:

	Three months ended March 31, 2019 as compared to three months ended March 31, 2018
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)
Domestic	$(10.9)	(8.0)%	6.0%	5.0%
International	0.6	5.2	(4.6)	(2.2)
Total scheduled	$(10.3)	(4.0)%	2.4%	2.5%

Domestic revenue decreased by $10.9 million driven primarily by a 2.3% decrease in total passengers flown and a 2.4% decline in average fares. The decline in passengers flown was attributed to capacity reductions on certain of our shorter haul routes, which outpaced growth on longer haul routes. Passenger yield declined as a result of reduced average fares on both our shorter haul and longer haul domestic routes, respectively, combined with a higher proportion of longer haul (typically lower yield) flying in the quarter ended March 31, 2019. International revenue increased $0.6 million during the three months ended March 31, 2019 as compared to the same period in 2018.

In April 2019, we expanded our operations and commenced our new five-times-a-week service between Honolulu, Hawai'i and Boston, Massachusetts and our new daily service between Kahului, Hawai'i and Sacramento, California. During the first quarter of 2019, we announced the expansion of service between San Francisco, California and Honolulu, Hawai'i with additional daily flights commencing in October 2019.

In January 2019, we completed the retirement of our B767 fleet and took delivery of one A321neo aircraft, bringing our total A321 fleet to twelve as of March 31, 2019. We expect to take delivery of an additional five A321neo aircraft during the remainder of 2019 and our eighteenth and final A321neo aircraft in early 2020.

Other Operating Revenue

Other operating revenue increased $1.6 million, or 3.0%, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily generated through an increase in loyalty program revenue of $4.1 million related to brand usage associated with our co-brand credit card partnership with Barclays, which was amended in the first quarter of 2018. This was offset by decreases in other revenue, including our cargo operations.

Operating Expense

Operating expenses were $604.1 million and $629.1 million for the three months ended March 31, 2019 and 2018, respectively. Increases (decreases) in operating expenses for the three months ended March 31, 2019, as compared to the prior year period, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2019 compared to the three months ended March 31, 2018
	$	%
Operating expenses	(in thousands)
Wages and benefits	$6,356	3.8%
Aircraft fuel, including taxes and delivery	(7,342)	(5.5)
Maintenance, materials and repairs	4,904	8.4
Aircraft and passenger servicing	2,382	6.5
Commissions and other selling	(1,089)	(3.4)
Aircraft rent	(1,504)	(4.7)
Other rentals and landing fees	231	0.7
Depreciation and amortization	5,906	18.3
Purchased services	1,332	4.3
Contract terminations expense	(35,322)	(100.0)
Other	(926)	(2.4)
Total	$(25,072)	(4.0)%

Wages and benefits

Wages and benefits expense increased by $6.4 million, or 3.8%, for the three months ended March 31, 2019 as compared to the prior year period. The increase was a result of higher salary expense, driven by increased headcount and annual rate increases for certain of our collective bargaining groups.

Aircraft fuel

Aircraft fuel expense decreased during the three months ended March 31, 2019, as compared to the prior year period, primarily due to a decrease in the average fuel price per gallon and a decrease in consumption as illustrated in the following table:

	Three months ended March 31,
	2019	2018	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$126,104	$133,446	(5.5)%
Fuel gallons consumed	64,521	65,279	(1.2)%
Average fuel price per gallon, including taxes and delivery	$1.95	$2.04	(4.4)%

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

	Three months ended March 31,
	2019	2018	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$126,104	$133,446	(5.5)%
Realized losses (gains) on settlement of fuel derivative contracts	2,844	(5,661)	NM
Economic fuel expense	$128,948	$127,785	0.9%
Fuel gallons consumed	64,521	65,279	(1.2)%
Economic fuel costs per gallon	$2.00	$1.96	2.0%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Depreciation and amortization

Depreciation and amortization expense increased by $5.9 million, or 18.3%, for the three months ended March 31, 2019 as compared to the prior year period, due to the increase in the number of owned aircraft, specifically the addition of eight Airbus A321neo aircraft we took delivery of and placed in service, including those under finance lease, since March 31, 2018.

Contract terminations expense

During the three months ended March 31, 2018, we terminated two contracts which incurred a total of $35.3 million in expense. The transactions are described below:

In January 2018, we entered into a transaction with a lessor to early terminate three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the leases and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits), of which a portion was expensed immediately and recognized as a contract termination fee. The expensed amount represents the total purchase price amount over fair value of the aircraft purchased as of the date of the transaction.

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

Nonoperating Income (Expense)

Net nonoperating expense increased by $4.5 million, or 547.8%, for the three months ended March 31, 2019, as compared to the prior year period. The increase in expense was attributed to a $0.6 million gain on fuel derivatives for the three months ended March 31, 2019 as compared to a $4.6 million gain in the prior year period.

Income Taxes

Our effective tax rate was 25.7% and 23.1% for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

Liquidity and Capital Resources
Our primary sources of liquidity are:

•	Our existing cash and cash equivalents and short-term investments of $531.9 million, and our expected cash from operations;

•	Our 21 unencumbered aircraft as of March 31, 2019 that could be financed, if necessary; and

•	Our $235.0 million revolving credit facility with no outstanding borrowing. Information about this facility can be found in our Annual Report on Form 10-K for the year ended December 31, 2018.
At March 31, 2019, we had $612.6 million of debt and finance lease obligations, including $93.5 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2018, our current liabilities exceeded our current assets by approximately $411.2 million. However, approximately $691.0 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.

Cash Flows
Net cash provided by operating activities was $150.7 million and $225.5 million during the three months ended March 31, 2019 and 2018, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The operating cash flows during each of the three months ended March 31, 2019 and 2018 were impacted by changes in Air traffic liability and current frequent flyer deferred revenue, Accounts receivables and Other asset and liabilities, net.
Cash used in investing activities was $11.9 million and $87.3 million during the three months ended March 31, 2019 and 2018, respectively. Investing activities included Capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the three months ended March 31, 2019, Capital expenditures were $74.3 million, the majority of which were payments for a A321neo aircraft delivery in the period as compared with $110.9 million in Capital expenditures during three months ended March 31, 2018. During three months ended March 31, 2019, our purchases and sales of short-term investments resulted in net cash inflow of $65.8 million as compared to net cash outflows of $23.6 million during the same period in 2018.
Net cash used in financing activities was $42.2 million and $50.0 million during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we repaid $24.4 million in debt and finance lease obligations, compared with $20.4 million during the same period in 2018. We repurchased $11.1 million of our outstanding common stock through authorized share repurchases during three months ended March 31, 2019, compared with repurchases of $20.2 million during the same period in 2018. We also paid $5.8 million in dividends to shareholders during the three months ended March 31, 2019, compared with $6.1 million in dividends during the three months ended March 31, 2018. Although we currently intend to continue paying dividends on a quarterly basis for the foreseeable future, our Board of Directors may change the timing, amount, and payment of dividends on the basis of the results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.
Capital Commitments

As of March 31, 2019, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	6	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines	1	2	In 2019
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to further modification or termination at any time. We spent $11.1 million and $20.2 million to repurchase and retire approximately 404 thousand shares and 549 thousand shares of the Company's common stock in open market transactions during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had $86.4 million remaining to spend under our stock repurchase program.

During the three months ended March 31, 2019, we declared and paid cash dividends of $0.12 per share, or $5.8 million, which was paid on February 22, 2019, to stockholders of record as of February 8, 2019.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of March 31, 2019 and December 31, 2018, there were no holdbacks held with our credit card processors.

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

Pension and Postemployment Benefit Plan Funding

During the three months ended March 31, 2019 and 2018, we had no required contributions to our defined benefit plans. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2019 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2019	2020 - 2021	2022 - 2023	2024 and thereafter
	(in thousands)
Debt and finance lease obligations (1)	$727,782	$92,905	$166,718	$161,430	$306,729
Operating leases—aircraft and related equipment (2)	530,729	80,789	165,105	128,155	156,680
Operating leases—non-aircraft	234,834	6,133	16,641	17,851	194,209
Purchase commitments - aircraft and aircraft related (3)	1,911,197	277,660	475,522	680,872	477,143
Purchase commitments - non-aircraft (4)	468,420	55,886	135,833	111,856	164,845
Projected employee benefit contributions (5)	40,600	—	10,800	17,800	12,000
Total contractual obligations	$3,913,562	$513,373	$970,619	$1,117,964	$1,311,606

(1)
Amounts reflect finance lease obligations for one Airbus A330-200 aircraft, two Boeing 717-200 aircraft, two Airbus A321neo aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(2)	Amounts reflect leases for eleven Airbus A330-200 aircraft and three Boeing 717-200 aircraft.

(3)	Amounts include our firm commitments for aircraft and aircraft related equipment.

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

•	During the three months ended March 31, 2019, we recorded a gain on disposal for Boeing 767-300 aircraft equipment of $1.1 million in conjunction with the retirement of our Boeing 767-300 fleet.

•
Unrealized loss (gain) on foreign debt is based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements we executed during the three months ended June 30, 2018. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•
During the three months ended March 31, 2018, we terminated two contracts which incurred a total of $35.3 million in contract terminations expense. In February 2018, we exercised our right to terminate the purchase agreement with Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. We recorded a contract terminations expense to reflect a portion of the termination penalty. In January 2018, we entered into a transaction with our lessor to early terminate and purchase three Boeing 767-300 aircraft leases and concurrently entered into a forward sale agreement for the same three Boeing 767-300 aircraft, including two Pratt & Whitney 4060 engines for each aircraft. These aircraft were previously accounted for as operating leases. In order to exit the leases and purchase the aircraft, we agreed to pay a total of $67.1 million (net of all deposits) of which a portion was expensed immediately and recognized as a lease termination fee. The expensed amount represents the total purchase price over fair value of the aircraft purchased as of the date of the transaction.

	Three months ended March 31,
	2019		2018
	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP Net Income, as reported	$36,358	$0.75	$28,542	$0.56
Adjusted for:
Changes in fair value of derivative contracts	(3,414)	(0.07)	1,044	0.02
Loss (gain) on sale of aircraft equipment	(1,097)	(0.02)	—	—
Unrealized loss (gain) on foreign debt	(630)	(0.01)	—	—
Contract terminations expense	—	—	35,322	0.69
Tax effect of adjustments	1,337	0.02	(9,092)	(0.18)
Adjusted Net Income	$32,554	$0.67	$55,816	$1.09

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, gain on sale of aircraft equipment and contract terminations expense are summarized in the table below:

	Three months ended March 31,
	2019	2018
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$604,075	$629,147
Adjusted for:
Aircraft fuel, including taxes and delivery	(126,104)	(133,446)
Gain on sale of aircraft and equipment	1,097	—
Contract terminations expense	—	(35,322)
Adjusted Operating Expenses	$479,068	$460,379
Available Seat Miles	4,851,921	4,731,498
CASM - GAAP	12.45 ¢	13.30 ¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.60)	(2.82)
Gain on sale of aircraft and equipment	0.02	—
Contract terminations expense	—	(0.75)
Adjusted CASM	9.87 ¢	9.73 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. With the exception of the items noted below, there have been no material changes to our critical accounting policies during the three months ended March 31, 2019. For more information on our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

In 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU and subsequently issued amendments require leases with durations greater than twelve months to be recognized on the consolidated balance sheet. The Company adopted ASC 842 as of January 1, 2019. We adopted the new standard using the modified retrospective approach. Prior year financial statements were not recast under the new standard. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry-forward our historical assessments of (a) whether contracts are, or contain leases, (b) lease classification, and (c) initial direct costs. The Company leases property and equipment under finance and operating lease, including aircraft and related engines, real property, airport and terminal facilities, maintenance facilities, and general offices. The Company does not separate lease and nonlease components of contracts. Certain leases include escalation clauses, renewal options, and/or termination options. When lease renewals or termination options are considered to be reasonably assured, such periods are included in the lease term and fixed payments are included in the calculation of the lease liability and ROU asset.

When available, the Company utilizes the rate implicit in the lease to discount lease payments to present value; however, the majority of our leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 21% of our operating expenses for each of the three months ended March 31, 2019 and 2018. Approximately 69% of our fuel was based on Singapore jet fuel prices, approximately 30% was based on U.S. West Coast jet fuel prices, and approximately 1% was based on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of March 31, 2019, we hedged approximately 42% of our projected fuel requirements for the remainder of 2019 with crude oil call options. As of March 31, 2019, the fair value of these fuel derivative agreements reflected a net asset of $5.1 million, which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet. Based on the amount of fuel expected to be consumed for the remainder of 2019, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $2.1 million.

We expect to continue our program of offsetting some of our exposure to future changes in the price of jet fuel with a combination of fixed forward pricing contracts, swaps, calls, collars and other option-based structures. We do not hold or issue derivative financial instruments for trading purposes.

We continue to believe that our fuel derivative program is an important part of our strategy to reduce our exposure to volatile fuel prices. We expect to continue to enter into these types of contracts prospectively, although significant changes in market conditions could affect our decisions. For more discussion, see Note 8 to our Consolidated Financial Statements.

Interest Rates
We have exposure to market risk associated with changes in interest rates related to our pre-tax earnings and cash flows associated with our interest-bearing cash equivalent accounts and short-term investments. Based on the balances of our cash and cash equivalents, and short-term investments as of March 31, 2019, a change in interest rates is unlikely to have a material impact on our results of operations.
Our variable-rate debt agreements include the revolving credit facility and secured loan agreements, the terms of which are discussed in Note 8 to our Consolidated Financial Statements. At March 31, 2019, we had $612.6 million of fixed-rate debt including finance lease obligations, facility agreements for aircraft purchases, and the outstanding notes related to the aircraft purchase financing. As of March 31, 2019, we had no variable-rate debt. A 10% increase in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $7.1 million as of March 31, 2019.

Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To mitigate the exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Japanese Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At March 31, 2019, the fair value of our foreign currency forwards reflected a net asset of $4.8 million ($4.0 million and $0.8 million recorded in Prepaid expenses and other (short-term) and Long-term prepayments and other (long-term), respectively) in the consolidated balance sheet.
Based on forecasted transactions in foreign currency, a 10% depreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in annual net income, net of the impact of foreign currency hedges, of approximately $14.5 million.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2019, we implemented changes to our processes in response to the adoption of ASC 842 that became effective January 1, 2019. This resulted in a material change to our process for accounting for and reporting of leases. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended March 31, 2019:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
January 1, 2019 - January 31, 2019	170,471	$29.33	170,471
February 1, 2019 - February 28, 2019	13,386	31.12	13,386
March 1, 2019 - March 31, 2019	219,741	25.80	219,741
Total	403,598		403,598	$86.4

(ii)
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

HAWAIIAN HOLDINGS, INC.

Date:	April 24, 2019	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)