Form 10-Q
period 2019-06-30
HAWAIIAN HOLDINGS INC
filed 2019-07-30
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
 ☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number 1-31443
 HAWAIIAN HOLDINGS INC
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

As of July 26, 2019, 47,289,714 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)
Operating Revenue:
Passenger	$653,423	$655,162	$1,254,727	$1,266,762
Other	58,766	60,285	114,213	114,097
Total	712,189	715,447	1,368,940	1,380,859
Operating Expenses:
Wages and benefits	180,070	171,555	355,135	340,264
Aircraft fuel, including taxes and delivery	140,600	153,026	266,704	286,472
Maintenance, materials and repairs	58,131	60,970	121,176	119,111
Aircraft and passenger servicing	39,641	38,626	78,541	75,144
Depreciation and amortization	39,527	32,919	77,678	65,164
Aircraft rent	30,843	29,865	61,239	61,765
Commissions and other selling	32,471	31,853	63,307	63,778
Other rentals and landing fees	31,386	31,184	62,432	61,999
Purchased services	32,733	31,474	65,186	62,595
Contract terminations expense	—	—	—	35,322
Other	37,906	41,047	75,985	80,052
Total	623,308	622,519	1,227,383	1,251,666
Operating Income	88,881	92,928	141,557	129,193
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(7,300)	(7,627)	(14,830)	(16,182)
Gains (losses) on fuel derivatives	(3,220)	18,952	(2,650)	23,569
Interest income	3,074	1,931	6,057	3,405
Capitalized interest	1,257	2,355	2,542	4,593
Other, net	(3,083)	(2,752)	(4,108)	(1,696)
Total	(9,272)	12,859	(12,989)	13,689
Income Before Income Taxes	79,609	105,787	128,568	142,882
Income tax expense	21,776	26,307	34,377	34,860
Net Income	$57,833	$79,480	$94,191	$108,022
Net Income Per Common Stock Share:
Basic	$1.21	$1.57	$1.96	$2.12
Diluted	$1.21	$1.56	$1.96	$2.12
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,854	50,776	48,122	50,915
Diluted	47,889	50,878	48,158	51,038

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2019	2018
	(unaudited)
Net Income	$57,833	$79,480
Other comprehensive income (loss), net:
Net change related to employee benefit plans, net of tax expense of $218 and $166 for 2019 and 2018, respectively	669	514
Net change in derivative instruments, net of tax benefit of $1,186 and net of tax expense of $2,999 for 2019 and 2018, respectively	(3,646)	9,263
Net change in available-for-sale investments, net of tax expense of $250 and $54 for 2019 and 2018, respectively	769	167
Total other comprehensive income (loss)	(2,208)	9,944
Total Comprehensive Income	$55,625	$89,424

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Net Income	$94,191	$108,022
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $352 and $332 for 2019 and 2018, respectively	1,245	1,027
Net change in derivative instruments, net of tax benefit of $811 and net of tax expense of $654 for 2019 and 2018, respectively	(2,501)	2,019
Net change in available-for-sale investments, net of tax expense of $425 and net of tax benefit of $95 for 2019 and 2018, respectively	1,309	(293)
Total other comprehensive income	53	2,753
Total Comprehensive Income	$94,244	$110,775

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$341,304	$268,577
Short-term investments	198,146	232,241
Accounts receivable, net	109,726	111,834
Spare parts and supplies, net	35,897	33,942
Prepaid expenses and other	53,279	58,573
Total	738,352	705,167
Property and equipment, less accumulated depreciation and amortization of $697,166 and $663,461 as of June 30, 2019 and December 31, 2018, respectively	2,156,582	2,185,111
Other Assets:
Operating lease right-of-use assets	601,966	—
Long-term prepayments and other	150,952	185,556
Intangible assets, less accumulated amortization of $18,032 and $18,939 as of June 30, 2019 and December 31, 2018, respectively	13,668	14,149
Goodwill	106,663	106,663
Total Assets	$3,768,183	$3,196,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$150,131	$143,146
Air traffic liability and current frequent flyer deferred revenue	698,169	603,736
Other accrued liabilities	164,034	158,154
Current maturities of long-term debt and finance lease obligations	50,029	101,097
Current maturities of operating leases	89,434	—
Total	1,151,797	1,006,133
Long-Term Debt and Finance Lease Obligations	515,254	608,684
Other Liabilities and Deferred Credits:
Noncurrent operating leases	469,543	—
Accumulated pension and other post-retirement benefit obligations	181,599	182,620
Other liabilities and deferred credits	100,847	119,826
Noncurrent frequent flyer deferred revenue	172,343	163,619
Deferred tax liability, net	170,110	167,770
Total	1,094,442	633,835
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 47,506,021 and 48,540,280 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	475	485
Capital in excess of par value	130,243	128,448
Accumulated income	969,059	912,201
Accumulated other comprehensive loss, net	(93,087)	(93,140)
Total	1,006,690	947,994
Total Liabilities and Shareholders’ Equity	$3,768,183	$3,196,646

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	36,358	—	36,358
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,811)	—	(5,811)
Other comprehensive income	—	—	—	—	2,261	2,261
Issuance of 65,517 shares of common stock, net of shares withheld for taxes	1	—	(983)	—	—	(982)
Repurchase and retirement of 403,598 shares common stock	(4)	—	—	(11,082)	—	(11,086)
Share-based compensation expense	—	—	1,426	—	—	1,426
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at March 31, 2019	$482	$—	$128,891	$936,566	$(90,879)	$975,060
Net Income	—	—	—	57,833	—	57,833
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,743)	—	(5,743)
Other comprehensive income	—	—	—	—	(2,208)	(2,208)
Issuance of 28,927 shares of common stock, net of shares withheld for taxes	—	—	(32)	—	—	(32)
Repurchase and retirement of 725,105 shares common stock	(7)	—	—	(19,597)	—	(19,604)
Share-based compensation expense	—	—	1,384	—	—	1,384
Balance at June 30, 2019	$475	$—	$130,243	$969,059	$(93,087)	$1,006,690
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2019 and December 31, 2018.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2019 and December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2017	$512	$—	$126,743	$793,134	$(75,264)	$845,125
Net Income	—	—	—	28,542	—	28,542
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,145)	—	(6,145)
Other comprehensive loss	—	—	—	—	(7,191)	(7,191)
Issuance of 146,923 shares of common stock, net of shares withheld for taxes	1	—	(3,230)	—	—	(3,229)
Repurchase and retirement of 548,861 shares common stock	(5)	—	—	(20,238)	—	(20,243)
Share-based compensation expense	—	—	1,355	—	—	1,355
Balance at March 31, 2018	$508	$—	$124,868	$795,293	$(82,455)	$838,214
Net Income	—	—	—	79,480	—	79,480
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,093)	—	(6,093)
Other comprehensive income	—	—	—	—	9,944	9,944
Issuance of 29,006 shares of common stock, net of shares withheld for taxes	—	—	(296)	—	—	(296)
Repurchase and retirement of 65,389 shares common stock	(1)	—	—	(2,500)	—	(2,501)
Share-based compensation expense	—	—	1,299	—	—	1,299
Balance at June 30, 2018	$507	$—	$125,871	$866,180	$(72,511)	$920,047
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2018 and December 31, 2017.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2018 and December 31, 2017.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Net cash provided by Operating Activities	$311,212	$373,761
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(151,577)	(258,112)
Proceeds from the disposition of aircraft related equipment	4,350	987
Purchases of investments	(189,929)	(110,092)
Sales of investments	225,706	119,236
Other	(6,275)	—
Net cash used in investing activities	(117,725)	(247,981)
Cash flows from Financing Activities:
Long-term borrowings	—	86,500
Repayments of long-term debt and finance lease obligations	(77,471)	(30,047)
Dividend payments	(11,554)	(12,238)
Debt issuance costs	(33)	(889)
Repurchases of common stock	(30,690)	(22,745)
Other	(1,012)	(3,523)
Net cash provided by (used in) financing activities	(120,760)	17,058
Net increase in cash and cash equivalents	72,727	142,838
Cash, cash equivalents, and restricted cash - Beginning of Period	268,577	191,953
Cash, cash equivalents, and restricted cash - End of Period	$341,304	$334,791

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

The adoption of the ASC 842 had a significant impact on the Company's consolidated balance sheet due to the recognition of approximately $603.9 million of operating lease liabilities and right-of-use (ROU) assets for operating leases of $649.3 million. Additionally, the Company recognized a $4.9 million (net of tax of $1.6 million) cumulative effect adjustment credit to retained earnings.

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

The unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 9, Leases, for additional information.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which better aligns a company's risk management activities and financial reporting for hedging relationships and is intended to simplify hedge accounting requirements. ASU 2017-12 was effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this standard during the first quarter of 2019. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), which requires the use of an "expected loss" model on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU 2016-13 effective January 1, 2020, and is evaluating the impact the adoption the standard will have on its consolidated financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2019	2018	2019	2018
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$(1,749)	$884	$(3,336)	$2,105	Passenger revenue
Total before tax	(1,749)	884	(3,336)	2,105
Tax expense (benefit)	426	(216)	817	(515)
Total, net of tax	$(1,323)	$668	$(2,519)	$1,590
Amortization of defined benefit plan items
Actuarial loss	$831	$624	$1,662	$1,248	Nonoperating Income (Expense), Other, net
Prior service cost	56	56	112	112	Nonoperating Income (Expense), Other, net
Total before tax	887	680	1,774	1,360
Tax benefit	(218)	(166)	(386)	(333)
Total, net of tax	$669	$514	$1,388	$1,027
Short-term investments
Realized losses (gain) on sales of investments, net	$69	$26	$(28)	$31	Nonoperating Income (Expense), Other, net
Total before tax	69	26	(28)	31
Tax expense (benefit)	(17)	(6)	7	(7)
Total, net of tax	$52	$20	$(21)	$24
Total reclassifications for the period	$(602)	$1,202	$(1,152)	$2,641

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2019 and 2018 is as follows:

Three months ended June 30, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$4,462	$(95,279)	$(62)	$(90,879)
Other comprehensive income (loss) before reclassifications, net of tax	(2,323)	—	717	(1,606)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,323)	669	52	(602)
Net current-period other comprehensive income (loss)	(3,646)	669	769	(2,208)
Ending balance	$816	$(94,610)	$707	$(93,087)

Three months ended June 30, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$(5,995)	$(75,440)	$(1,020)	$(82,455)
Other comprehensive income before reclassifications, net of tax	8,595	—	147	8,742
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	668	514	20	1,202
Net current-period other comprehensive income	9,263	514	167	9,944
Ending balance	$3,268	$(74,926)	$(853)	$(72,511)

Six months ended June 30, 2019	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	3,317	(95,855)	(602)	(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	18	(143)	1,330	1,205
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,519)	1,388	(21)	(1,152)
Net current-period other comprehensive income	(2,501)	1,245	1,309	53
Ending balance	816	(94,610)	707	(93,087)

Six months ended June 30, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	1,249	(75,953)	(560)	(75,264)
Other comprehensive loss before reclassifications, net of tax	429	—	(317)	112
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,590	1,027	24	2,641
Net current-period other comprehensive income (loss)	2,019	1,027	(293)	2,753
Ending balance	3,268	(74,926)	(853)	(72,511)

4. Earnings Per Share

Basic earnings per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Antidilutive shares excluded from the diluted earnings per share calculation are not material. The following table shows the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except for per share data)
Numerator:
Net Income	$57,833	$79,480	$94,191	$108,022
Denominator:
Weighted average common stock shares outstanding - Basic	47,854	50,776	48,122	50,915
Assumed exercise of stock options and awards	35	102	36	123
Weighted average common stock shares outstanding - Diluted	47,889	50,878	48,158	51,038
Net Income Per Share
Basic	$1.21	$1.57	$1.96	$2.12
Diluted	$1.21	$1.56	$1.96	$2.12

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

The Company spent $19.6 million and $30.7 million to repurchase and retire approximately 725 thousand shares and 1.1 million shares of the Company's common stock in open market transactions during the three and six months ended June 30, 2019, respectively. The Company spent $2.5 million and $22.8 million to repurchase and retire approximately 65 thousand shares and 614 thousand shares of the Company's common stock in open market transactions during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the Company had $66.8 million remaining to spend under its existing stock repurchase program.

Dividends

During the three months ended June 30, 2019, the Company declared a cash dividend of $0.12 per share for stockholders of record as of May 17, 2019, which was paid on May 31, 2019, totaling $5.7 million. During the six months ended June 30, 2019, the Company declared and paid cash dividends of $0.12 per share, totaling $11.6 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Geographic Information	(in thousands)
Domestic	$531,725	$528,476	$1,009,245	$1,020,678
Pacific	180,464	186,971	359,695	360,181
Total operating revenue	$712,189	$715,447	$1,368,940	$1,380,859

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and therefore, have not been allocated to specific geographic regions.
Passenger & Other revenue - Generally, the Company’s contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company typically charges additional fees for items such as baggage and in-flight entertainment. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights, is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost in other revenue. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$613,574	$618,406	$1,181,429	$1,196,361
Frequent flyer revenue, transportation component	39,849	36,756	73,298	70,401
Passenger Revenue	$653,423	$655,162	$1,254,727	$1,266,762

Other revenue (e.g., cargo and other miscellaneous)	$36,571	$41,539	$72,802	$80,229
Frequent flyer revenue, marketing and brand component	22,195	18,746	41,411	33,868
Other Revenue	$58,766	$60,285	$114,213	$114,097

For the three months ended June 30, 2019 and 2018, the Company's total revenue was $712.2 million and $715.4 million, respectively. As of June 30, 2019 and December 31, 2018, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $521.0 million and $427.8 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the three months ended June 30, 2019 and 2018, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $333.9 million and $293.1 million. During the six months ended June 30, 2019 and 2018, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $389.8 million and $332.5 million.
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

During the first quarter of 2018, the Company amended its partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for the Company's Barclay's co-branded cardholders. The amended agreement includes the following performance obligations: (i) transportation that will ultimately be provided when mileage credits are redeemed (transportation); (ii) the Hawaiian Airlines brand and access to its members lists (collectively, brand performance); (iii) marketing; and (iv) airline benefits to cardholders, including discounts and anniversary travel benefits, baggage waivers and inflight purchase credits. The Company determined the relative fair value of each performance obligation by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the performance obligations based on their relative selling prices.

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

The Company's frequent flyer liability is recorded in Air traffic liability and current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of June 30, 2019 and December 31, 2018, the Company's contract liability balance was $344.1 million and $332.2 million, respectively.

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

The following is a summary of short-term investments held as of June 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019	(in thousands)
Corporate debt	$107,688	$740	$(29)	$108,399
U.S. government and agency debt	42,174	270	(2)	42,442
Certificates of Deposit	35,345	—	—	35,345
Other fixed income securities	11,960	—	—	11,960
Total short-term investments	$197,167	$1,010	$(31)	$198,146

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Corporate debt	$142,748	$49	$(695)	$142,102
U.S. government and agency debt	37,163	3	(59)	37,107
Municipal bonds	9,903	—	(32)	9,871
Other fixed income securities	43,183	2	(24)	43,161
Total short-term investments	$232,997	$54	$(810)	$232,241

Contractual maturities of short-term investments as of June 30, 2019 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$23,368	$85,031	$108,399
U.S. government and agency debt	6,032	36,410	42,442
Certificates of Deposit	35,345	—	35,345
Other fixed income securities	11,960	—	11,960
Total short-term investments	$76,705	$121,441	$198,146

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$130,657	$93,000	$37,657	$—
Short-term investments	198,146	—	198,146	—
Fuel derivative contracts	4,957	—	4,957	—
Foreign currency derivatives	2,104	—	2,104	—
Total assets measured at fair value	$335,864	$93,000	$242,864	$—
Foreign currency derivatives	2,171	—	2,171	—
Total liabilities measured at fair value	$2,171	$—	$2,171	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$121,154	$42,175	$78,979	$—
Short-term investments	232,241	—	232,241	—
Fuel derivative contracts	1,572	—	1,572	—
Foreign currency derivatives	4,579	—	4,579	—
Total assets measured at fair value	$359,546	$42,175	$317,371	$—
Foreign currency derivatives	1,347	—	1,347	—
Total liabilities measured at fair value	$1,347	$—	$1,347	$—

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

The table below presents the Company’s debt (excluding obligations under finance leases) measured at fair value:

Fair Value of Debt
June 30, 2019					December 31, 2018
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$403,353	$411,271	$—	$—	$411,271	$467,760	$461,805	$—	$—	$461,805

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2019, the Company primarily used crude oil call options to hedge its aircraft fuel expense. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2019	2018	2019	2018
	(in thousands)
Gains (losses) realized at settlement	$(3,051)	$10,827	$(5,895)	$16,488
Reversal of prior period unrealized amounts	4,767	(10,748)	8,181	(11,792)
Unrealized gains (losses) that will settle in future periods	(4,936)	18,873	(4,936)	18,873
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(3,220)	$18,952	$(2,650)	$23,569

Foreign Currency Exchange Rate Risk Management

The Company is subject to foreign currency exchange rate risk due to revenues and expenses that are denominated in foreign currencies, with the primary exposures being to the Japanese Yen and the Australian Dollar. To manage exchange rate risk, the Company executes its international revenue and expense transactions in the same foreign currency to the extent practicable.

The Company enters into foreign currency forward contracts to further manage the effects of fluctuating exchange rates. The effective portion of the gain or loss of designated cash flow hedges is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue. The effective portion of the foreign currency forward contracts represents the change in fair value of the hedge that offsets the change in the fair value of the hedged item. To the extent the change in the fair value of the hedge does not perfectly offset the change in the fair value of the hedged item, the ineffective portion of the hedge is immediately recognized as nonoperating income (expense). Foreign currency forward contracts that are not designated as cash flow hedges are recorded at fair value, and therefore any changes in fair value are recognized as other nonoperating income (expense) in the period of change.

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $1.3 million into earnings over the next 12 months from AOCI based on the values of its foreign currency forward contracts at June 30, 2019.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,945,400 Japanese Yen 46,524 Australian Dollars	June 2020	1,971	(1,621)	350
	Other liabilities and deferred credits	4,586,250 Japanese Yen 7,641 Australian Dollars	June 2021	124	(359)	(235)
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	1,170,150 Japanese Yen 2,263 Australian Dollars	September 2019	9	(191)	(182)
Fuel derivative contracts	Prepaid expenses and other	97,230 gallons	June 2020	4,957	—	4,957

Derivative position as of December 31, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,933,550 Japanese Yen 48,709 Australian Dollars	December 2019	3,922	(915)	3,007
	Long-term prepayments and other	4,491,350 Japanese Yen 9,419 Australian Dollars	December 2020	633	(292)	341
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	832,900 Japanese Yen 2,785 Australian Dollars	March 2019	24	(140)	(116)
Fuel derivative contracts	Prepaid expenses and other	95,256 gallons	December 2019	1,572	—	1,572

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Three months ended June 30,		Three months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018	2019	2018
	(in thousands)
Foreign currency derivatives	$3,083	$(11,378)	$(1,749)	$884	$—	$—

	(Gain) loss recognized in AOCI on derivatives (effective portion)		(Gain) loss reclassified from AOCI into income (effective portion)		(Gain) loss recognized in nonoperating (income) expense (ineffective portion)
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	2019	2018
	(in thousands)
Foreign currency derivatives	(23)	(569)	(3,336)	2,105	—	—

Risk and Collateral

Financial derivative instruments expose the Company to possible credit loss in the event the counterparties fail to meet their obligations. To manage such credit risks, the Company (1) selects its counterparties based on past experience and credit ratings, (2) limits its exposure to any single counterparty, and (3) regularly assesses the market position and credit rating of each counterparty. Credit risk is deemed to have a minimal impact on the fair value of the derivative instruments, as cash collateral would be provided by the counterparties based on the current market exposure of the derivative.

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of June 30, 2019 and December 31, 2018.

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
The Company's leases do not provide a readily determinable implicit rate, therefore, the Company utilizes an incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.
Aircraft and Engines
As of June 30, 2019, the Company leased 19 aircraft, of which 5 are under finance leases and 14 are under operating leases. These leases have remaining lease terms with terms ranging from approximately 1 year to 11 years. The Company also had 5 engines under operating leases with remaining lease terms ranging from less than 1 year to 7 years. Aircraft and engine finance leases continue to be reported on our consolidated balance sheet, while operating leases were added to the balance sheet with the adoption of the new standard.
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
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawaii. These leases are classified as operating and have remaining lease terms ranging between 1 to 7 years.
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

Lease Position as of June 30, 2019
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet.

	Classification on the Balance Sheet	June 30, 2019
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$601,966
Finance lease assets	Property and equipment, net	161,203
Total lease assets		$763,169

Liabilities:
Current
Operating	Current maturities of operating leases	$89,434
Finance	Current maturities of long-term debt and finance lease obligations	21,965
Noncurrent
Operating	Noncurrent operating leases	469,543
Finance	Long-Term Debt and Finance Lease Obligations	149,338
Total lease liabilities		$730,280

Weighted-average remaining lease term
Operating leases		11.0 years
Finance leases		8.9 years
Weighted-average discount rate
Operating leases (1)		4.98%
Finance leases		4.74%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the three and six months ended June 30, 2019, the total lease costs for finance and operating leases were as follows:

	Three Months Ended June 30,	Six months ended June 30,
	2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,464	$12,562
Interest of lease liabilities	2,121	4,213
Operating lease cost (1)	30,284	60,567
Short-term lease cost (1)	1,328	3,316
Variable lease cost (1)	30,617	60,603
Total lease cost	$70,814	$141,261
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the consolidated statements of operations.
During the three and six months ended June 30, 2019, the cash paid for amounts included in the measurement of lease liabilities were as follows:

	Three Months Ended June 30,	Six months ended June 30,
	2019
	(in thousands)
Operating cash flows from operating leases	29,925	58,883
Operating cash flows from finance leases	2,121	4,213
Financing cash flows from finance lease	5,899	11,521

Undiscounted Cash Flows
As of June 30, 2019, the scheduled future minimum rental payments under operating and finance leases with non-cancellable basic terms of more than one year were as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining in 2019	$12,710	$2,271	$55,002	$4,104
2020	25,433	3,288	92,612	8,219
2021	25,447	1,873	76,766	8,424
2022	25,027	1,781	70,030	8,822
2023	21,997	5,019	61,750	9,029
Thereafter	76,237	7,083	158,493	194,211
Total minimum lease payments	186,851	21,315	514,653	232,809
Less: amounts representing interest	(31,775)	(5,088)	(73,562)	(114,924)
Present value of future minimum lease payments	$155,076	$16,227	$441,091	$117,885
Less: current maturities of lease obligations	(18,497)	(3,468)	(86,850)	(2,583)
Long-term lease obligations	$136,579	$12,759	$354,241	$115,302

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2019	2018	2019	2018
	(in thousands)
Service cost	$2,096	$1,962	$4,192	$3,924
Other cost:
Interest cost	5,608	5,009	11,216	10,018
Expected return on plan assets	(5,483)	(5,588)	(10,966)	(11,176)
Recognized net actuarial loss	887	680	1,774	1,360
Total other components of the net periodic benefit cost	1,012	101	2,024	202
Net periodic benefit cost	$3,108	$2,063	$6,216	$4,126

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the consolidated statements of operations.

11. Commitments and Contingent Liabilities

Commitments

As of June 30, 2019, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	5	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines (1)	—	2	N/A
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

(1)	During the second quarter of 2019, the Company took delivery of its remaining A321neo spare engine and maintain purchase rights for an additional two engines, which expire on December 31, 2019.

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 12 below for discussion on the contract termination charge.

In July 2018, the Company entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled delivery from 2021 to 2025. In October 2018, the Company entered into a definitive agreement for the selection of GEnx engines to power its Boeing 787-9 fleet. The agreement provides for the purchase of 20 GEnx engines, the right to purchase an additional 20 GEnx engines, and the purchase of up to four spare engines. The committed expenditures under these agreements are reflected in the table below. In December 2018, the Company entered into an amendment to the purchase agreement with Boeing, which includes an option for the Company to accelerate delivery of Boeing 787-9 aircraft from 2024 and 2025 to 2023; however, the Company does not currently expect to execute the option to accelerate its planned delivery schedule. The Company also intends to enter into additional related agreements in connection with the Boeing 787-9 purchases, including for the purchase of spare parts and materials and related services.

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of June 30, 2019 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2019	$215,928	$39,900	$255,828
2020	178,828	75,149	253,977
2021	314,557	71,523	386,080
2022	439,856	63,883	503,739
2023	247,785	58,754	306,539
Thereafter	474,484	166,636	641,120
	$1,871,438	$475,845	$2,347,283

During the second quarter of 2019, the Company made scheduled payments of $44.8 million to pay off its debt facility entered into for the financing of its Boeing 717-200 aircraft. As of June 30, 2019, all owned Boeing 717-200 aircraft were unencumbered.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, there were no holdbacks held with the Company's credit card processors.

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

13. Supplemental Cash Flow Information

Non-cash investing and financing activities for the six months ended June 30, 2019 and 2018 were as follows:

	Six months ended June 30,
	2019	2018
Investing and Financing Activities Not Affecting Cash:	(in thousands)
Property and equipment acquired through a capital lease	—	64,692

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$711,670	$622	$(103)	$712,189
Operating Expenses:
Wages and benefits	—	180,070	—	—	180,070
Aircraft fuel, including taxes and delivery	—	140,600	—	—	140,600
Maintenance, materials and repairs	—	56,273	1,858	—	58,131
Aircraft and passenger servicing	—	39,641	—	—	39,641
Commissions and other selling	11	32,480	23	(43)	32,471
Aircraft rent	—	30,832	11	—	30,843
Other rentals and landing fees	—	31,386	—	—	31,386
Depreciation and amortization	—	37,909	1,618	—	39,527
Purchased services	70	32,467	211	(15)	32,733
Other	1,296	36,204	451	(45)	37,906
Total	1,377	617,862	4,172	(103)	623,308
Operating Income (Loss)	(1,377)	93,808	(3,550)	—	88,881
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	58,911	—	—	(58,911)	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,300)	—	—	(7,300)
Interest income	13	3,061	—	—	3,074
Capitalized interest	—	1,257	—	—	1,257
Losses on fuel derivatives	—	(3,220)	—	—	(3,220)
Other, net	—	(3,032)	(51)	—	(3,083)
Total	58,924	(9,234)	(51)	(58,911)	(9,272)
Income (Loss) Before Income Taxes	57,547	84,574	(3,601)	(58,911)	79,609
Income tax expense (benefit)	(286)	22,819	(757)	—	21,776
Net Income (Loss)	$57,833	$61,755	$(2,844)	$(58,911)	$57,833
Comprehensive Income (Loss)	$55,625	$59,547	$(2,844)	$(56,703)	$55,625

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$713,127	$2,393	$(73)	$715,447
Operating Expenses:
Wages and benefits	—	171,555	—	—	171,555
Aircraft fuel, including taxes and delivery	—	153,026	—	—	153,026
Maintenance, materials and repairs	—	59,468	1,502	—	60,970
Aircraft and passenger servicing	—	38,626	—	—	38,626
Commissions and other selling	—	31,863	25	(35)	31,853
Aircraft rent	—	29,865	—	—	29,865
Depreciation and amortization	—	31,902	1,017	—	32,919
Other rentals and landing fees	—	30,952	232	—	31,184
Purchased services	(2)	31,249	242	(15)	31,474
Other	2,099	37,435	1,536	(23)	41,047
Total	2,097	615,941	4,554	(73)	622,519
Operating Income (Loss)	(2,097)	97,186	(2,161)	—	92,928
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	81,099	—	—	(81,099)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(7,579)	(45)	—	(7,627)
Interest income	51	1,880	—	—	1,931
Capitalized interest	—	2,355	—	—	2,355
Gains on fuel derivatives	—	18,952	—	—	18,952
Other, net	—	(2,752)	—	—	(2,752)
Total	81,147	12,856	(45)	(81,099)	12,859
Income (Loss) Before Income Taxes	79,050	110,042	(2,206)	(81,099)	105,787
Income tax expense (benefit)	(430)	27,201	(464)	—	26,307
Net Income (Loss)	$79,480	$82,841	$(1,742)	$(81,099)	$79,480
Comprehensive Income (Loss)	$89,424	$92,785	$(1,742)	$(91,043)	$89,424

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,367,760	$1,414	$(234)	$1,368,940
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	266,704	—	—	266,704
Wages and benefits	—	355,135	—	—	355,135
Aircraft rent	—	61,199	40	—	61,239
Maintenance materials and repairs	—	118,075	3,101	—	121,176
Aircraft and passenger servicing	—	78,541	—	—	78,541
Commissions and other selling	11	63,345	41	(90)	63,307
Depreciation and amortization	—	74,401	3,277	—	77,678
Other rentals and landing fees	—	62,405	27	—	62,432
Purchased services	124	64,660	433	(31)	65,186
Other	3,138	72,060	900	(113)	75,985
Total	3,273	1,216,525	7,819	(234)	1,227,383
Operating Income (Loss)	(3,273)	151,235	(6,405)	—	141,557
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	96,760	—	—	(96,760)	—
Interest expense and amortization of debt discounts and issuance costs	—	(14,814)	(16)	—	(14,830)
Interest income	21	6,036	—	—	6,057
Capitalized interest	—	2,542	—	—	2,542
Losses on fuel derivatives	—	(2,650)	—	—	(2,650)
Other, net	—	(4,101)	(7)	—	(4,108)
Total	96,781	(12,987)	(23)	(96,760)	(12,989)
Income (Loss) Before Income Taxes	93,508	138,248	(6,428)	(96,760)	128,568
Income tax expense (benefit)	(683)	36,410	(1,350)	—	34,377
Net Income (Loss)	$94,191	$101,838	$(5,078)	$(96,760)	$94,191
Comprehensive Income (Loss)	$94,244	$101,891	$(5,078)	$(96,813)	$94,244

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,376,539	$4,520	$(200)	$1,380,859
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	286,472	—	—	286,472
Wages and benefits	—	340,264	—	—	340,264
Aircraft rent	—	61,765	—	—	61,765
Maintenance materials and repairs	—	116,962	2,149	—	119,111
Aircraft and passenger servicing	—	75,144	—	—	75,144
Commissions and other selling	(5)	63,821	45	(83)	63,778
Depreciation and amortization	—	63,177	1,987	—	65,164
Other rentals and landing fees	—	61,767	232	—	61,999
Purchased services	88	62,117	420	(30)	62,595
Contract termination expense	—	35,322	—	—	35,322
Other	3,680	74,558	1,901	(87)	80,052
Total	3,763	1,241,369	6,734	(200)	1,251,666
Operating Income (Loss)	(3,763)	135,170	(2,214)	—	129,193
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	110,909	—	—	(110,909)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(16,134)	(45)	—	(16,182)
Interest income	116	3,289	—	—	3,405
Capitalized interest	—	4,593	—	—	4,593
Gains on fuel derivatives	—	23,569	—	—	23,569
Other, net	(4)	(1,697)	5	—	(1,696)
Total	111,018	13,620	(40)	(110,909)	13,689
Income (Loss) Before Income Taxes	107,255	148,790	(2,254)	(110,909)	142,882
Income tax expense (benefit)	(767)	36,101	(474)	—	34,860
Net Income (Loss)	$108,022	$112,689	$(1,780)	$(110,909)	$108,022
Comprehensive Income (Loss)	$110,775	$115,442	$(1,780)	$(113,662)	$110,775

Condensed Consolidating Balance Sheets
June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,059	$328,541	$8,704	$—	$341,304
Short-term investments	—	198,146	—	—	198,146
Accounts receivable, net	—	108,882	1,145	(301)	109,726
Spare parts and supplies, net	—	35,897	—	—	35,897
Prepaid expenses and other	225	52,926	128	—	53,279
Total	4,284	724,392	9,977	(301)	738,352
Property and equipment at cost	—	2,761,918	91,830	—	2,853,748
Less accumulated depreciation and amortization	—	(678,843)	(18,323)	—	(697,166)
Property and equipment, net	—	2,083,075	73,507	—	2,156,582
Operating lease right-of-use assets	—	601,966	—	—	601,966
Long-term prepayments and other	—	150,652	300	—	150,952
Goodwill and other intangible assets, net	—	119,831	500	—	120,331
Intercompany receivable	—	507,181	—	(507,181)	—
Investment in consolidated subsidiaries	1,498,620	—	504	(1,499,124)	—
TOTAL ASSETS	$1,502,904	$4,187,097	$84,788	$(2,006,606)	$3,768,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$466	$147,077	$2,889	$(301)	$150,131
Air traffic liability	—	693,399	4,770	—	698,169
Other accrued liabilities	—	163,793	241	—	164,034
Current maturities of long-term debt, less discount, and finance lease obligations	—	50,029	—	—	50,029
Current maturities of operating leases	—	89,434	—	—	89,434
Total	466	1,143,732	7,900	(301)	1,151,797
Long-term debt and finance lease obligations	—	515,254	—	—	515,254
Intercompany payable	495,748	—	11,433	(507,181)	—
Other liabilities and deferred credits:
Noncurrent operating leases	—	469,543	—	—	469,543
Accumulated pension and other post-retirement benefit obligations	—	181,599	—	—	181,599
Other liabilities and deferred credits	—	99,736	1,111	—	100,847
Noncurrent frequent flyer deferred revenue	—	172,343	—	—	172,343
Deferred tax liabilities, net	—	170,110	—	—	170,110
Total	—	1,093,331	1,111	—	1,094,442
Shareholders’ equity	1,006,690	1,434,780	64,344	(1,499,124)	1,006,690
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,502,904	$4,187,097	$84,788	$(2,006,606)	$3,768,183

Condensed Consolidating Balance Sheets
December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$255,279	$8,144	$—	$268,577
Short-term investments	—	232,241	—	—	232,241
Accounts receivable, net	—	109,499	2,569	(234)	111,834
Spare parts and supplies, net	—	33,942	—	—	33,942
Prepaid expenses and other	165	58,296	112	—	58,573
Total	5,319	689,257	10,825	(234)	705,167
Property and equipment at cost	—	2,756,551	92,021	—	2,848,572
Less accumulated depreciation and amortization	—	(648,111)	(15,350)	—	(663,461)
Property and equipment, net	—	2,108,440	76,671	—	2,185,111
Long-term prepayments and other	62,990	185,161	899	(63,494)	185,556
Goodwill and other intangible assets, net	—	120,119	693	—	120,812
Intercompany receivable	—	456,338	—	(456,338)	—
Investment in consolidated subsidiaries	1,325,380	—	—	(1,325,380)	—
TOTAL ASSETS	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$139,552	$3,163	$(234)	$143,146
Air traffic liability	—	598,387	5,349	—	603,736
Other accrued liabilities	—	157,842	312	—	158,154
Current maturities of long-term debt, less discount, and finance lease obligations	—	101,052	45	—	101,097
Total	665	996,833	8,869	(234)	1,006,133
Long-term debt and finance lease obligations	—	604,089	4,595	—	608,684
Intercompany payable	445,030	—	11,308	(456,338)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	182,620	—	—	182,620
Other liabilities and deferred credits	—	118,682	1,144	—	119,826
Noncurrent frequent flyer deferred revenue	—	163,619	—	—	163,619
Deferred tax liabilities, net	—	167,770	—	—	167,770
Total	—	632,691	1,144	—	633,835
Shareholders’ equity	947,994	1,325,702	63,172	(1,388,874)	947,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(956)	$314,741	$(2,573)	$—	$311,212
Cash Flows From Investing Activities:
Net payments to affiliates	(7,600)	(49,705)	—	57,305	—
Additions to property and equipment, including pre-delivery deposits	—	(147,116)	(4,461)	—	(151,577)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	4,350	—	—	4,350
Purchases of investments	—	(189,929)	—	—	(189,929)
Sales of investments	—	225,706	—	—	225,706
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(7,600)	(162,969)	(4,461)	57,305	(117,725)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(77,465)	(6)	—	(77,471)
Debt issuance costs	—	(33)	—	—	(33)
Dividend payments	(11,554)	—	—	—	(11,554)
Net payments from affiliates	49,705	—	7,600	(57,305)	—
Repurchases of common stock	(30,690)	—	—	—	(30,690)
Other	—	(1,012)	—	—	(1,012)
Net cash provided by (used in) financing activities	7,461	(78,510)	7,594	(57,305)	(120,760)
Net increase (decrease) in cash and cash equivalents	(1,095)	73,262	560	—	72,727
Cash, cash equivalents, & restricted cash - Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, & restricted cash - End of Period	$4,059	$328,541	$8,704	$—	$341,304

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(2,603)	$375,052	$1,312	$—	$373,761
Cash Flows From Investing Activities:
Net payments to affiliates	(8,700)	(8,721)	—	17,421	—
Additions to property and equipment, including pre-delivery deposits	—	(247,607)	(10,505)	—	(258,112)
Proceeds from the sale of aircraft and aircraft related equipment	—	987	—	—	987
Purchases of investments	—	(110,092)	—	—	(110,092)
Sales of investments	—	119,236	—	—	119,236
Net cash used in investing activities	(8,700)	(246,197)	(10,505)	17,421	(247,981)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and finance lease obligations	—	(30,047)	—	—	(30,047)
Debt issuance costs	—	(889)	—	—	(889)
Dividend payments	(12,238)	—	—	—	(12,238)
Net payments from affiliates	8,721	—	8,700	(17,421)	—
Repurchases of Common Stock	(22,745)	—	—	—	(22,745)
Other	78	(3,601)	—	—	(3,523)
Net cash provided by (used in) financing activities	(26,184)	51,963	8,700	(17,421)	17,058
Net increase (decrease) in cash and cash equivalents	(37,487)	180,818	(493)	—	142,838
Cash, cash equivalents, & restricted cash - Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, & restricted cash - End of Period	$19,918	$307,679	$7,194	$—	$334,791

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2019; our expected fleet as of June 30, 2020; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2019, the latest available data. As of June 30, 2019, we had 7,360 active employees.

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

Financial Highlights

•	GAAP net income in the second quarter of $57.8 million, or $1.21 per diluted share.

•	Pre-tax margin for the second quarter of 11.2%.

•	Adjusted net income in the second quarter of $58.9 million, or $1.23 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $539.5 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

Looking ahead, industry capacity in our Domestic network is expected to remain at historically high levels in 2019. We expect our available seat miles during the three months ending September 30, 2019 to range between a decrease of 1.5% and an increase of 0.5%, compared to the prior year period. While demand for travel to Hawai'i remains robust, the competitive environment results in our expectation of operating revenue per available seat mile to decline 1.5% to 4.5% as compared to the same period in 2018. We expect operating cost per available seat mile during the three months ending September 30, 2019 to range between a decrease of 0.5% and an increase of 1.7% compared to the prior year period. For the twelve-month period ending December 31, 2019, we expect operating cost per available seat mile to range between a decrease of 2.1% and 3.2%.

For the full year ending December 31, 2019, we expect our corporate effective tax rate will result in an all-in book tax rate ranging between 26% and 28%.

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

Fleet Summary

In July 2018, we entered into an agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft. We expect those aircraft to be delivered starting in 2021 and, thus, they are not reflected in the table below. The table below summarizes our total fleet as of June 30, 2018 and 2019, and expected fleet as of June 30, 2020 (based on existing executed agreements):

	June 30, 2018			June 30, 2019			June 30, 2020
Aircraft Type	Leased (2)	Owned	Total	Leased (2)	Owned	Total	Leased (2)	Owned	Total
A330-200 (1)	11	13	24	12	12	24	10	12	22
A321neo	1	5	6	2	11	13	2	16	18
767-300 (5)	4	4	8	—	—	—	—	—	—
717-200	5	15	20	5	15	20	5	15	20
ATR 42-500 (3)	—	4	4	—	4	4	—	4	4
ATR 72-200 (3)(4)	—	3	3	—	3	3	—	3	3
Total	21	44	65	19	45	64	17	50	67

(1)	In July 2018, we entered into a sale and leaseback transaction for one of our A330-200 aircraft.

(2)	Leased aircraft include aircraft under both finance and operating leases.

(3)	The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(4)	Aircraft are utilized for our cargo operations.

(5)	We completed the exit from our Boeing 767-300 aircraft fleet in January 2019.

Results of Operations

For the three months ended June 30, 2019, we generated net income of $57.8 million, or $1.21 per diluted share, compared to net income of $79.5 million, or $1.56 per diluted share, for the same period in 2018. For the six months ended June 30, 2019, we generated net income of $94.2 million, or $1.96 per diluted share, compared to net income of $108.0 million, or $2.12 per diluted share, for the same period in 2018.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	2,957		3,018		5,777		5,909
Revenue passenger miles (RPM)	4,487,362		4,333,125		8,615,090		8,363,783
Available seat miles (ASM)	5,153,025		5,019,962		10,003,748		9,751,275
Passenger revenue per RPM (Yield)	14.56	¢	15.12	¢	14.56	¢	15.15	¢
Passenger load factor (RPM/ASM)	87.1%		86.3%		86.1%		85.8%
Passenger revenue per ASM (PRASM)	12.68	¢	13.05	¢	12.54	¢	12.99	¢
Total Operations (a):
Revenue passengers flown	2,959		3,018		5,781		5,910
RPM	4,491,974		4,333,178		8,620,459		8,363,961
ASM	5,157,677		5,020,026		10,009,598		9,751,523
Operating revenue per ASM (RASM)	13.81	¢	14.25	¢	13.68	¢	14.16	¢
Operating cost per ASM (CASM)	12.09	¢	12.40	¢	12.26	¢	12.84	¢
CASM excluding aircraft fuel, loss on sale of aircraft, and contract terminations expense (b)	9.38	¢	9.35	¢	9.62	¢	9.54	¢
Aircraft fuel expense per ASM (c)	2.73	¢	3.05	¢	2.66	¢	2.94	¢
Revenue block hours operated	54,840		51,477		106,466		100,223
Gallons of aircraft fuel consumed	67,277		68,627		131,798		133,906
Average cost per gallon of aircraft fuel (c)	$2.09		$2.23		$2.02		$2.14

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and six months ended June 30, 2019, operating revenue decreased by $3.3 million, or 0.5%, and $11.9 million, or 0.9%, respectively, as compared to the prior year periods, driven by decreased passenger revenue and is discussed further below:

Passenger revenue

For the three and six months ended June 30, 2019, passenger revenue decreased by $1.7 million, or 0.3%, and $12.1 million, or 1.0%, respectively, as compared to the prior year periods. Details of these changes are reflected in the table below:

	Three months ended June 30, 2019 as compared to three months ended June 30, 2018				Six months ended June 30, 2019 as compared to six months ended June 30, 2018
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$2.1	(6.9)%	7.9%	8.1%	$(8.9)	(7.4)%	7.0%	6.6%
International	(3.8)	3.2	(5.4)	(7.8)	(3.2)	4.2	(5.0)	(5.1)
Total scheduled	$(1.7)	(3.7)%	3.6%	2.7%	$(12.1)	(3.9)%	3.0%	2.6%

Domestic revenue increased by $2.1 million during the three months ended June 30, 2019 and was primarily driven by an increase in total passengers counts on our long haul routes, partially offset by declines in passenger counts on certain of our shorter haul routes. As a result, RPM was up 7.9% while yield declined 6.9% during the three months ended June 30, 2019, respectively.

Domestic revenue decreased by $8.9 million during the six months ended June 30, 2019, as compared to prior year periods as capacity reduction on short-haul routes outpaced capacity and passenger growth on longer haul routes combined with a 2.2% decline in average fares. As a result, RPM increased 7.0%, while yield declined 7.4% during the six months ended June 30, 2019.

International revenue decreased by $3.8 million and $3.2 million during the three and six months ended June 30, 2019, respectively, as compared to the prior year periods on reduced capacity.

In April 2019, we commenced our new five-times-a-week service between Honolulu, Hawai'i and Boston, Massachusetts and our new daily service between Kahului, Hawai'i and Sacramento, California. During the first quarter of 2019, we announced the expansion of service between San Francisco, California and Honolulu, Hawai'i with additional daily flights commencing in October 2019. In May 2019, we announced the re-commencement of nonstop service to Fukuoka, Japan, commencing in November 2019, and received tentative approval from the U.S. Department of Transportation to allocate a new slot for service to Haneda Airport in Tokyo, Japan to commence prior to the 2020 Olympic Summer games in Tokyo, Japan.

In January 2019, we completed the retirement of our Boeing 767-300 fleet, and during the six months ended June 30, 2019, we took delivery of two A321neo aircraft, bringing our total A321 fleet to thirteen as of June 30, 2019. We expect to take delivery of an additional four A321neo aircraft during the remainder of 2019 and our eighteenth and final A321neo aircraft in early 2020.

Other Operating Revenue

For the three and six months ended June 30, 2019, Other operating revenue decreased by $1.5 million, or 2.5%, and $0.1 million, or 0.1%, respectively, as compared to the prior year periods. The decrease was primarily driven by a decline in cargo revenue.

Operating Expense

Operating expenses were $623.3 million and $622.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.2 billion and $1.3 billion for the six months ended June 30, 2019 and 2018, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2019, as compared to the prior year periods, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2019 compared to the three months ended June 30, 2018		Increase / (decrease) for the six months ended June 30, 2019 compared to the six months ended June 30, 2018
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$8,515	5.0%	$14,871	4.4%
Aircraft fuel, including taxes and delivery	(12,426)	(8.1)	(19,768)	(6.9)
Maintenance, materials and repairs	(2,839)	(4.7)	2,065	1.7
Aircraft and passenger servicing	1,015	2.6	3,397	4.5
Commissions and other selling	618	1.9	(471)	(0.7)
Aircraft rent	978	3.3	(526)	(0.9)
Other rentals and landing fees	202	0.6	433	0.7
Depreciation and amortization	6,608	20.1	12,514	19.2
Purchased services	1,259	4.0	2,591	4.1
Contract terminations expense	—	—	(35,322)	(100.0)
Other	(3,141)	(7.7)	(4,067)	(5.1)
Total	$789	0.1%	$(24,283)	(1.9)%

Wages and benefits

Wages and benefits expense increased by $8.5 million, or 5.0%, and $14.9 million, or 4.4%, for the three and six months ended June 30, 2019, as compared to the prior year periods. The increase was a result of higher salary expense, driven by increased headcount and annual rate increases for certain of our collective bargaining groups.

Aircraft fuel

Aircraft fuel expense decreased during the three and six months ended June 30, 2019, as compared to the prior year periods, primarily due to a decrease in the average fuel price per gallon combined with a decrease in consumption, as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$140,600	$153,026	(8.1)%	$266,704	$286,472	(6.9)%
Fuel gallons consumed	67,277	68,627	(2.0)%	131,798	133,906	(1.6)%
Average fuel price per gallon, including taxes and delivery	$2.09	$2.23	(6.3)%	$2.02	$2.14	(5.6)%

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

	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$140,600	$153,026	(8.1)%	$266,704	$286,472	(6.9)%
Realized losses (gains) on settlement of fuel derivative contracts	3,051	(10,827)	NM	5,895	(16,488)	NM
Economic fuel expense	$143,651	$142,199	1.0%	$272,599	$269,984	1.0%
Fuel gallons consumed	67,277	68,627	(2.0)%	131,798	133,906	(1.6)%
Economic fuel costs per gallon	$2.14	$2.07	3.4%	$2.07	$2.02	2.5%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Depreciation and amortization

Depreciation and amortization expense increased by $6.6 million, or 20.1%, and $12.5 million, or 19.2%, for the three and six months ended June 30, 2019, respectively, as compared to the prior year periods, due to the increase in the number of owned aircraft, specifically the addition of nine Airbus A321neo aircraft that were placed into service, including those under finance lease, since June 30, 2018.

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

Nonoperating Income (Expense)

Net nonoperating expense increased by $22.1 million, or 172.1%, and $26.7 million, or 194.9%, for the three and six months ended June 30, 2019, respectively, as compared to the prior year periods. The increase in expense in both periods was primarily attributed to the movement of realized and unrealized gains and losses associated with our fuel derivative program. For the three and six months ended June 30, 2019, we recorded a net loss of $3.2 million and $2.7 million, respectively, as compared to a net gain of $19.0 million and $23.6 million, respectively, during the prior year periods.

Income Taxes

Our effective tax rate was 27.4% and 24.9% for the three months ended June 30, 2019 and 2018, respectively, and 26.7% and 24.4%, respectively, for the six months ended June 30, 2019 and 2018. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

We project that our annual effective tax rate for 2019 will be between 26% and 28%. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Liquidity and Capital Resources
Our primary sources of liquidity are:

•	Our existing cash and cash equivalents and short-term investments of $539.5 million, and our expected cash from operations;

•	Our 37 unencumbered aircraft as of June 30, 2019 that could be financed, if necessary; and

•	Our $235.0 million revolving credit facility with no outstanding borrowing. Information about this facility can be found in our Annual Report on Form 10-K for the year ended December 31, 2018.
At June 30, 2019, we had $565.3 million of debt and finance lease obligations, including $50.0 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2018, our current liabilities exceeded our current assets by approximately $413.4 million. However, approximately $698.2 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.

Cash Flows
Net cash provided by operating activities was $311.2 million and $373.8 million during the six months ended June 30, 2019 and 2018, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The operating cash flows during each of the six months ended June 30, 2019 and 2018 were impacted by changes in Air traffic liability and current frequent flyer deferred revenue, Accounts receivables and Other asset and liabilities, net.
Cash used in investing activities was $117.7 million and $248.0 million during the six months ended June 30, 2019 and 2018, respectively. Investing activities included Capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the six months ended June 30, 2019, capital expenditures were $151.6 million, the majority of which were payments for a A321neo aircraft delivery in the period as compared with $258.1 million in capital expenditures during the six months ended June 30, 2018. During the six months ended June 30, 2019, our purchases and sales of short-term investments resulted in net cash inflow of $35.8 million as compared to net cash outflows of $9.1 million during the prior year period.
Net cash used in financing activities was $120.8 million and $17.1 million during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we repaid $77.5 million in scheduled debt and finance lease obligations, including a final payment of $39.7 million towards our debt facility originally entered into for the financing of our Boeing 717-200 aircraft, compared with $30.0 million during the prior year period. We repurchased $30.7 million of our outstanding common stock through authorized share repurchases during six months ended June 30, 2019, compared with repurchases of $22.7 million during the same period in 2018. We also paid $11.6 million in dividends to shareholders during the six months ended June 30, 2019, compared with $12.2 million in dividends during the six months ended June 30, 2018. Although we currently intend to continue paying dividends on a quarterly basis for the foreseeable future, our Board of Directors may change the timing, amount, and payment of dividends on the basis of the results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.

Capital Commitments

As of June 30, 2019, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	5	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines (1)	—	2	N/A
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

(1)	During the second quarter of 2019, we took delivery of our remaining A321neo spare engine and maintain purchase rights for an additional two engines, which expire on December 31, 2019.

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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to further modification or termination at any time. We spent $19.6 million and $30.7 million to repurchase and retire approximately 725 thousand shares and 1,128 thousand shares of the our common stock in open market transactions during the three and six months ended June 30, 2019, respectively. We spent $2.5 million and $22.8 million to repurchase and retire approximately 65 thousand shares and 614 thousand shares of the our common stock in open market transactions during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had $66.8 million remaining to spend under our stock repurchase program.

During the three months ended June 30, 2019, we declared and paid cash dividends of $0.12 per share, totaling $5.7 million, which was paid on May 31, 2019, to stockholders of record as of May 17, 2019. During the six months ended June 30, 2019, we declared and paid cash dividends of $0.12 per share, totaling $11.6 million.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2019 and December 31, 2018, there were no holdbacks held with our credit card processors.

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

Pension and Postemployment Benefit Plan Funding

During the three and six months ended June 30, 2019 and 2018, we had no required contributions to our defined benefit plans and made no such contributions. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2019 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2019	2020 - 2021	2022 - 2023	2024 and thereafter
	(in thousands)
Debt and finance lease obligations (1)	$677,355	$37,473	$168,467	$163,070	$308,345
Operating leases—aircraft and related equipment (2)	514,654	55,002	169,379	131,780	158,493
Operating leases—non-aircraft	232,808	4,104	16,644	17,851	194,209
Purchase commitments - aircraft and aircraft related (3)	1,871,034	215,928	492,982	687,641	474,483
Purchase commitments - non-aircraft (4)	475,845	39,900	146,671	122,637	166,637
Projected employee benefit contributions (5)	40,600	—	10,800	17,800	12,000
Total contractual obligations	$3,812,296	$352,407	$1,004,943	$1,140,779	$1,314,167

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

•
During the three and six months ended June 30, 2019, we recorded a gain on disposal for Boeing 767-300 aircraft equipment of $0.9 million and $1.9 million, respectively, in conjunction with the retirement of our Boeing 767-300 fleet.

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

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP Net Income, as reported	$57,833	$1.21	$79,480	$1.56	$94,191	$1.96	$108,022	$2.12
Adjusted for:
Changes in fair value of derivative contracts	169	0.00	(8,125)	(0.16)	(3,245)	(0.07)	(7,081)	(0.14)
Loss (gain) on sale of aircraft equipment	(851)	(0.02)	—	—	(1,948)	(0.04)	—	—
Unrealized loss (gain) on foreign debt	2,167	0.05	(64)	(0.00)	1,537	0.03	(64)	(0.00)
Contract terminations expense	—	—	—	—	—	—	35,322	0.69
Tax effect of adjustments	(386)	(0.01)	2,047	0.04	951	0.02	(7,045)	(0.14)
Adjusted Net Income	$58,932	$1.23	$73,338	$1.44	$91,486	$1.90	$129,154	$2.53

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, gain on sale of aircraft and equipment, and contract terminations expense are summarized in the table below:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$623,308	$622,519	$1,227,383	$1,251,666
Adjusted for:
Aircraft fuel, including taxes and delivery	(140,600)	(153,026)	(266,704)	(286,472)
Gain on sale of aircraft and equipment	851	—	1,948	—
Contract terminations expense	—	—	—	(35,322)
Adjusted Operating Expenses	$483,559	$469,493	$962,627	$929,872
Available Seat Miles	5,157,677	5,020,026	10,009,598	9,751,523
CASM - GAAP	12.09 ¢	12.40 ¢	12.26 ¢	12.84 ¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.73)	(3.05)	(2.66)	(2.94)
Gain on sale of aircraft and equipment	0.02	—	0.02	—
Contract terminations expense	—	—	—	(0.36)
Adjusted CASM	9.38 ¢	9.35 ¢	9.62 ¢	9.54 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. With the exception of the items noted below, there have been no material changes to our critical accounting policies during the three months ended June 30, 2019. For more information on our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

In 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This ASU and subsequently issued amendments require leases with durations greater than twelve months to be recognized on the consolidated balance sheet. We adopted ASC 842 as of January 1, 2019 using the modified retrospective approach. Prior year financial statements were not recast under the new standard. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry-forward our historical assessments of (a) whether contracts are, or contain leases, (b) lease classification, and (c) initial direct costs. We lease property and equipment under finance and operating lease, including aircraft and related engines, real property, airport and terminal facilities, maintenance facilities, and general offices. We do not separate lease and nonlease components of contracts. Certain leases include escalation clauses, renewal options, and/or termination options. When lease renewals or termination options are considered to be reasonably assured, such periods are included in the lease term and fixed payments are included in the calculation of the lease liability and ROU asset.

When available, we utilize the rate implicit in the lease to discount lease payments to present value; however, all of our leases do not provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount lease payments based on information available at lease commencement. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 23% and 22% of our operating expenses for each of the three and six months ended June 30, 2019 respectively, and 25% and 23% of our operating expenses for the three and six months ended June 30, 2018, respectively. Approximately 70% of our fuel was based on Singapore jet fuel prices, approximately 26% was based on U.S. West Coast jet fuel prices, and approximately 4% was based on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of June 30, 2019, we hedged approximately 48% of our projected fuel requirements for the remainder of 2019 with crude oil call options. As of June 30, 2019, the fair value of these fuel derivative agreements reflected a net asset of $5.0 million, which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet. Based on the amount of fuel expected to be consumed for the remainder of 2019, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $1.4 million.

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

Interest Rates
We have exposure to market risk associated with changes in interest rates related to our pre-tax earnings and cash flows associated with our interest-bearing cash equivalent accounts and short-term investments. Based on the balances of our cash and cash equivalents, and short-term investments as of June 30, 2019, a change in interest rates is unlikely to have a material impact on our results of operations.
Our variable-rate debt agreements include the revolving credit facility and secured loan agreements, the terms of which are discussed in Note 8 to our Consolidated Financial Statements. At June 30, 2019, we had $565.3 million of fixed-rate debt including finance lease obligations, facility agreements for aircraft purchases, and the outstanding notes related to the aircraft purchase financing. As of June 30, 2019, we had no variable-rate debt. A 10% increase in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $5.3 million as of June 30, 2019.

Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To mitigate the exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Japanese Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At June 30, 2019, the fair value of our foreign currency forwards reflected a net liability of $0.1 million in the consolidated balance sheet.
Based on forecasted transactions in foreign currency, a 10% depreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in annual net income, net of the impact of foreign currency hedges, of approximately $0.7 million.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended June 30, 2019:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
April 1, 2019 - April 30, 2019	225,254	$28.30	225,254
May 1, 2019 - May 31, 2019	258,752	26.78	258,752
June 1, 2019 - June 30, 2019	241,099	26.13	241,099
Total	725,105		725,105	$66.8

(i)
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

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 30, 2019	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)