Form 10-Q
period 2019-09-30
HAWAIIAN HOLDINGS INC
filed 2019-10-22
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of October 18, 2019, 46,591,737 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended September 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)
Operating Revenue:
Passenger	$694,263	$697,232	$1,948,990	$1,963,994
Other	60,888	61,855	175,101	175,952
Total	755,151	759,087	2,124,091	2,139,946
Operating Expenses:
Wages and benefits	182,862	176,642	537,997	516,906
Aircraft fuel, including taxes and delivery	138,586	162,932	405,290	449,404
Maintenance, materials and repairs	61,363	57,118	182,539	176,229
Aircraft and passenger servicing	41,762	42,063	120,303	117,207
Depreciation and amortization	41,596	36,373	119,274	101,537
Aircraft rent	30,534	31,768	91,773	93,533
Commissions and other selling	33,291	32,704	96,598	96,482
Other rentals and landing fees	33,345	33,227	95,777	95,226
Purchased services	33,120	32,509	98,306	95,104
Contract terminations expense	—	—	—	35,322
Other	42,056	37,925	118,041	117,977
Total	638,515	643,261	1,865,898	1,894,927
Operating Income	116,636	115,826	258,193	245,019
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(6,438)	(8,446)	(21,268)	(24,628)
Gains (losses) on fuel derivatives	(4,553)	3,495	(7,203)	27,064
Interest income	3,148	3,124	9,205	6,529
Capitalized interest	1,171	1,821	3,713	6,414
Other, net	(1,445)	937	(5,553)	(759)
Total	(8,117)	931	(21,106)	14,620
Income Before Income Taxes	108,519	116,757	237,087	259,639
Income tax expense	28,443	23,215	62,820	58,075
Net Income	$80,076	$93,542	$174,267	$201,564
Net Income Per Common Stock Share:
Basic	$1.70	$1.85	$3.65	$3.97
Diluted	$1.70	$1.84	$3.64	$3.96
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,119	50,594	47,784	50,807
Diluted	47,236	50,731	47,847	50,935

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended September 30,
	2019	2018
	(unaudited)
Net Income	$80,076	$93,542
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $38 and $146 for 2019 and 2018, respectively	786	641
Net change in derivative instruments, net of tax expense of $690 and $1,396 for 2019 and 2018, respectively	2,096	4,292
Net change in available-for-sale investments, net of tax expense of $32 and $53 for 2019 and 2018, respectively	92	167
Total other comprehensive income	2,974	5,100
Total Comprehensive Income	$83,050	$98,642

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net Income	$174,267	$201,564
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $390 and $478 for 2019 and 2018, respectively	2,031	1,668
Net change in derivative instruments, net of tax benefit of $122 and net of tax expense of $2,050 for 2019 and 2018, respectively	(405)	6,311
Net change in available-for-sale investments, net of tax expense of $457 and net of tax benefit of $42 for 2019 and 2018, respectively	1,401	(126)
Total other comprehensive income	3,027	7,853
Total Comprehensive Income	$177,294	$209,417

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	September 30, 2019 (unaudited)	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$512,162	$268,577
Short-term investments	232,444	232,241
Accounts receivable, net	145,466	111,834
Spare parts and supplies, net	37,536	33,942
Prepaid expenses and other	54,095	58,573
Total	981,703	705,167
Property and equipment, less accumulated depreciation and amortization of $738,574 and $663,461 as of September 30, 2019 and December 31, 2018, respectively	2,240,442	2,185,111
Other Assets:
Operating lease right-of-use assets	583,542	—
Long-term prepayments and other	138,817	185,556
Intangible assets, less accumulated amortization of $18,176 and $18,939 as of September 30, 2019 and December 31, 2018, respectively	13,524	14,149
Goodwill	106,663	106,663
Total Assets	$4,064,691	$3,196,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$155,362	$143,146
Air traffic liability and current frequent flyer deferred revenue	651,571	603,736
Other accrued liabilities	151,566	158,154
Current maturities of long-term debt and finance lease obligations	77,014	101,097
Current maturities of operating leases	86,632	—
Total	1,122,145	1,006,133
Long-Term Debt and Finance Lease Obligations	704,527	608,684
Other Liabilities and Deferred Credits:
Noncurrent operating leases	455,765	—
Accumulated pension and other post-retirement benefit obligations	182,962	182,620
Other liabilities and deferred credits	99,231	119,826
Noncurrent frequent flyer deferred revenue	174,474	163,619
Deferred tax liability, net	258,740	167,770
Total	1,171,172	633,835
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 46,744,658 and 48,540,280 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	467	485
Capital in excess of par value	133,003	128,448
Accumulated income	1,023,490	912,201
Accumulated other comprehensive loss, net	(90,113)	(93,140)
Total	1,066,847	947,994
Total Liabilities and Shareholders’ Equity	$4,064,691	$3,196,646

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	36,358	—	36,358
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,811)	—	(5,811)
Other comprehensive income	—	—	—	—	2,261	2,261
Issuance of 65,517 shares of common stock, net of shares withheld for taxes	1	—	(983)	—	—	(982)
Repurchase and retirement of 403,598 shares common stock	(4)	—	—	(11,082)	—	(11,086)
Share-based compensation expense	—	—	1,426	—	—	1,426
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at March 31, 2019	$482	$—	$128,891	$936,566	$(90,879)	$975,060
Net Income	—	—	—	57,833	—	57,833
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,743)	—	(5,743)
Other comprehensive loss	—	—	—	—	(2,208)	(2,208)
Issuance of 28,927 shares of common stock, net of shares withheld for taxes	—	—	(32)	—	—	(32)
Repurchase and retirement of 725,105 shares common stock	(7)	—	—	(19,597)	—	(19,604)
Share-based compensation expense	—	—	1,384	—	—	1,384
Balance at June 30, 2019	$475	$—	$130,243	$969,059	$(93,087)	$1,006,690
Net Income	—	—	—	80,076	—	80,076
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,652)	—	(5,652)
Other comprehensive income	—	—	—	—	2,974	2,974
Issuance of 1,180 shares of common stock, net of shares withheld for taxes	—	—	(13)	—	—	(13)
Repurchase and retirement of 762,543 shares common stock	(8)	—	—	(19,993)	—	(20,001)
Share-based compensation expense	—	—	2,773	—	—	2,773
Balance at September 30, 2019	$467	$—	$133,003	$1,023,490	$(90,113)	$1,066,847
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2019 and December 31, 2018.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2019 and December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2017	$512	$—	$126,743	$793,134	$(75,264)	$845,125
Net Income	—	—	—	28,542	—	28,542
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,145)	—	(6,145)
Other comprehensive loss	—	—	—	—	(7,191)	(7,191)
Issuance of 146,923 shares of common stock, net of shares withheld for taxes	1	—	(3,230)	—	—	(3,229)
Repurchase and retirement of 548,861 shares common stock	(5)	—	—	(20,238)	—	(20,243)
Share-based compensation expense	—	—	1,355	—	—	1,355
Balance at March 31, 2018	$508	$—	$124,868	$795,293	$(82,455)	$838,214
Net Income	—	—	—	79,480	—	79,480
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,093)	—	(6,093)
Other comprehensive income	—	—	—	—	9,944	9,944
Issuance of 29,006 shares of common stock, net of shares withheld for taxes	—	—	(296)	—	—	(296)
Repurchase and retirement of 65,389 shares common stock	(1)	—	—	(2,500)	—	(2,501)
Share-based compensation expense	—	—	1,299	—	—	1,299
Balance at June 30, 2018	$507	$—	$125,871	$866,180	$(72,511)	$920,047
Net Income	—	—	—	93,542	—	93,542
Dividends declared on common stock ($0.12 per share)	—	—	—	(6,089)	—	(6,089)
Other comprehensive income	—	—	—	—	5,100	5,100
Issuance of 6,427 shares of common stock, net of shares withheld for taxes	—	—	(112)	—	—	(112)
Repurchase and retirement of 780,238 shares common stock	(7)	—	—	(31,142)	—	(31,149)
Share-based compensation expense	—	—	1,862	—	—	1,862
Balance at September 30, 2018	$500	$—	$127,621	$922,491	$(67,411)	$983,201
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of September 30, 2018 and December 31, 2017.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of September 30, 2018 and December 31, 2017.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Net cash provided by Operating Activities	$456,895	$444,080
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(280,288)	(386,098)
Proceeds from the disposition of aircraft related equipment	9,045	117,143
Purchases of investments	(265,705)	(159,648)
Sales of investments	267,464	182,816
Other	(6,275)	—
Net cash used in investing activities	(275,759)	(245,787)
Cash flows from Financing Activities:
Long-term borrowings	227,889	86,500
Repayments of long-term debt and finance lease obligations	(95,356)	(53,741)
Dividend payments	(17,206)	(18,327)
Debt issuance costs	(1,162)	(1,108)
Repurchases of common stock	(50,690)	(53,894)
Other	(1,026)	(3,635)
Net cash provided by (used in) financing activities	62,449	(44,205)
Net increase in cash and cash equivalents	243,585	154,088
Cash, cash equivalents, and restricted cash - Beginning of Period	268,577	191,953
Cash, cash equivalents, and restricted cash - End of Period	$512,162	$346,041

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

The Company adopted ASC 842 as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Company elected the package of transition provisions available for expired or existing contracts, which allows the Company to carry-forward our historical assessments of (a) whether contracts are, or contain, leases, (b) lease classification, and (c) initial direct costs.

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

The unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 10, Leases, for additional information.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), which requires the use of an "expected loss" model on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU 2016-13 effective January 1, 2020. The Company does not expect that the adoption of the standard will have a significant impact on its consolidated financial statements.

3. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended September 30,		Nine months ended September 30,		Affected line items in the statement where net income is presented
	2019	2018	2019	2018
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative losses (gains)	$(1,095)	$(1,080)	$(4,431)	$1,025	Passenger revenue
Total before tax	(1,095)	(1,080)	(4,431)	1,025
Tax expense (benefit)	271	265	1,025	(250)
Total, net of tax	$(824)	$(815)	$(3,406)	$775
Amortization of defined benefit plan items
Actuarial loss	$768	$730	$2,430	$1,978	Nonoperating Income (Expense), Other, net
Prior service cost	56	56	168	168	Nonoperating Income (Expense), Other, net
Total before tax	824	786	2,598	2,146
Tax benefit	(38)	(145)	(424)	(478)
Total, net of tax	$786	$641	$2,174	$1,668
Short-term investments
Realized losses (gain) on sales of investments, net	$(97)	$21	$(126)	$52	Nonoperating Income (Expense), Other, net
Total before tax	(97)	21	(126)	52
Tax expense (benefit)	24	(5)	31	(12)
Total, net of tax	$(73)	$16	$(95)	$40
Total reclassifications for the period	$(111)	$(158)	$(1,327)	$2,483

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2019 and 2018 is as follows:

Three months ended September 30, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$816	$(94,610)	$707	$(93,087)
Other comprehensive income before reclassifications, net of tax	2,920	—	165	3,085
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(824)	786	(73)	(111)
Net current-period other comprehensive income	2,096	786	92	2,974
Ending balance	$2,912	$(93,824)	$799	$(90,113)

Three months ended September 30, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,268	$(74,926)	$(853)	$(72,511)
Other comprehensive income before reclassifications, net of tax	5,107	—	151	5,258
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(815)	641	16	(158)
Net current-period other comprehensive income	4,292	641	167	5,100
Ending balance	$7,560	$(74,285)	$(686)	$(67,411)

Nine months ended September 30, 2019	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	3,317	(95,855)	(602)	(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	3,001	(143)	1,496	4,354
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(3,406)	2,174	(95)	(1,327)
Net current-period other comprehensive income	(405)	2,031	1,401	3,027
Ending balance	2,912	(93,824)	799	(90,113)

Nine months ended September 30, 2018	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	1,249	(75,953)	(560)	(75,264)
Other comprehensive income (loss) before reclassifications, net of tax	5,536	—	(166)	5,370
Amounts reclassified from accumulated other comprehensive income, net of tax	775	1,668	40	2,483
Net current-period other comprehensive income (loss)	6,311	1,668	(126)	7,853
Ending balance	7,560	(74,285)	(686)	(67,411)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except for per share data)
Numerator:
Net Income	$80,076	$93,542	$174,267	$201,564
Denominator:
Weighted average common stock shares outstanding - Basic	47,119	50,594	47,784	50,807
Assumed exercise of stock options and awards	117	137	63	128
Weighted average common stock shares outstanding - Diluted	47,236	50,731	47,847	50,935
Net Income Per Share
Basic	$1.70	$1.85	$3.65	$3.97
Diluted	$1.70	$1.84	$3.64	$3.96

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

The Company spent $20.0 million and $50.7 million to repurchase and retire approximately 0.8 million shares and 1.9 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2019, respectively. The Company spent $31.1 million and $53.9 million to repurchase and retire approximately 0.8 million shares and 1.4 million shares of the Company's common stock in open market transactions during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company had $46.8 million remaining to spend under its existing stock repurchase program.

Dividends

During the three months ended September 30, 2019, the Company declared a cash dividend of $0.12 per share for stockholders of record as of August 16, 2019, which was paid on August 30, 2019, totaling $5.7 million. During the nine months ended September 30, 2019, the Company declared and paid cash dividends of $0.12 per share for each of the three quarters, totaling $17.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Geographic Information	(in thousands)
Domestic	$533,235	$535,155	$1,542,480	$1,555,833
Pacific	221,916	223,932	581,611	584,113
Total operating revenue	$755,151	$759,087	$2,124,091	$2,139,946

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and therefore, have not been allocated to specific geographic regions.
Passenger & Other revenue - Generally, the Company’s contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company typically charges additional fees for items such as baggage and in-flight entertainment. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost in other revenue. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$653,424	$658,886	$1,834,853	$1,855,247
Frequent flyer revenue, transportation component	40,839	38,346	114,137	108,747
Passenger Revenue	$694,263	$697,232	$1,948,990	$1,963,994

Other revenue (e.g., cargo and other miscellaneous)	$37,725	$43,046	$110,527	$123,275
Frequent flyer revenue, marketing and brand component	23,163	18,809	64,574	52,677
Other Revenue	$60,888	$61,855	$175,101	$175,952

For the three months ended September 30, 2019 and 2018, the Company's total revenue was $755.2 million and $759.1 million, respectively. As of September 30, 2019 and December 31, 2018, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer), was $472.3 million and $427.8 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the three months ended September 30, 2019 and 2018, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $367.5 million and $323.4 million. During the nine months ended September 30, 2019 and 2018, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $422.1 million and $357.4 million.
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

Accounting for mileage sales to co-branded partners involves the use of various techniques to estimate revenue. To determine the total estimated transaction price, the Company forecasts future credit card activity using historical information. The relative selling price is determined using management’s standalone estimated selling price of each performance obligation. The objective of using the estimated selling price-based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. Accordingly, the Company determines the best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, published selling prices, number of miles awarded and number of miles redeemed. The Company estimates the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

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

The Company's frequent flyer liability is recorded in Air traffic liability and current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of September 30, 2019 and December 31, 2018, the Company's contract liability balance was $348.3 million and $332.2 million, respectively.

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

The following is a summary of short-term investments held as of September 30, 2019 and December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019	(in thousands)
Corporate debt	$104,849	$890	$(8)	$105,731
U.S. government and agency debt	70,740	270	(51)	70,959
Certificates of Deposit	45,456	—	—	45,456
Other fixed income securities	10,298	—	—	10,298
Total short-term investments	$231,343	$1,160	$(59)	$232,444

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Corporate debt	$142,748	$49	$(695)	$142,102
U.S. government and agency debt	37,163	3	(59)	37,107
Municipal bonds	9,903	—	(32)	9,871
Other fixed income securities	43,183	2	(24)	43,161
Total short-term investments	$232,997	$54	$(810)	$232,241

Contractual maturities of short-term investments as of September 30, 2019 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$25,503	$80,228	$105,731
U.S. government and agency debt	31,894	39,065	70,959
Certificates of Deposit	45,456	—	45,456
Other fixed income securities	10,298	—	10,298
Total short-term investments	$113,151	$119,293	$232,444

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$105,802	$85,078	$20,724	$—
Short-term investments	232,444	—	232,444	—
Fuel derivative contracts	3,438	—	3,438	—
Foreign currency derivatives	4,120	—	4,120	—
Total assets measured at fair value	$345,804	$85,078	$260,726	$—
Foreign currency derivatives	919	—	919	—
Total liabilities measured at fair value	$919	$—	$919	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$121,154	$42,175	$78,979	$—
Short-term investments	232,241	—	232,241	—
Fuel derivative contracts	1,572	—	1,572	—
Foreign currency derivatives	4,579	—	4,579	—
Total assets measured at fair value	$359,546	$42,175	$317,371	$—
Foreign currency derivatives	1,347	—	1,347	—
Total liabilities measured at fair value	$1,347	$—	$1,347	$—

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

The table below presents the Company’s debt (excluding obligations under finance leases) measured at fair value:

Fair Value of Debt
September 30, 2019					December 31, 2018
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$619,798	$622,125	$—	$—	$622,125	$467,760	$461,805	$—	$—	$461,805

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and nine months ended September 30, 2019, the Company primarily used crude oil call options to hedge its aircraft fuel expense. These derivative instruments were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended September 30,		Nine months ended September 30,
Fuel derivative contracts	2019	2018	2019	2018
	(in thousands)
Gains (losses) realized at settlement	$(3,399)	$8,085	$(9,294)	$24,572
Reversal of prior period unrealized amounts	4,936	(18,873)	8,181	(11,791)
Unrealized gains (losses) that will settle in future periods	(6,090)	14,283	(6,090)	14,283
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(4,553)	$3,495	$(7,203)	$27,064

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

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $3.1 million into earnings over the next 12 months from AOCI based on the values of its foreign currency forward contracts at September 30, 2019.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of September 30, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	18,172,950 Japanese Yen 45,848 Australian Dollars	September 2020	3,391	(539)	2,852
	Long-term prepayments and other	5,359,550 Japanese Yen 7,952 Australian Dollars	September 2021	507	(60)	447
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	987,100 Japanese Yen 2,095 Australian Dollars	December 2019	222	(320)	(98)
Fuel derivative contracts	Prepaid expenses and other	97,860 gallons	September 2020	3,438	—	3,438

Derivative position as of December 31, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,933,550 Japanese Yen 48,709 Australian Dollars	December 2019	3,922	(915)	3,007
	Long-term prepayments and other	4,491,350 Japanese Yen 9,419 Australian Dollars	December 2020	633	(292)	341
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	832,900 Japanese Yen 2,785 Australian Dollars	March 2019	24	(140)	(116)
Fuel derivative contracts	Prepaid expenses and other	95,256 gallons	December 2019	1,572	—	1,572

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Three months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Foreign currency derivatives	$(3,881)	$(6,769)	$(1,095)	$(1,080)

	(Gain) loss recognized in AOCI on derivatives		(Gain) loss reclassified from AOCI into income
	Nine months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Foreign currency derivatives	(3,904)	(7,338)	(4,431)	1,025

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of September 30, 2019 and December 31, 2018.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

As of September 30, 2019, the expected maturities of long-term debt for the remainder of 2019 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2019	$7,938
2020	55,611
2021	82,740
2022	90,016
2023	54,998
Thereafter	328,495
$619,798

During the nine months ended September 30, 2019, the Company entered into two Japanese Yen denominated debt agreements totaling $227.9 million (¥24.7 billion), which were collateralized through a combination of two A321neo and four A330-200 aircraft with a NBV of approximately $382.7 million. The terms of the loans are 12 years and 5.5 years, at fixed installment coupon rates of 0.76% and 0.65%, respectively, and initially measured and recorded for $89.1 million and $138.7 million, respectively. At each balance sheet date, the Company remeasures the outstanding principal balance at the spot rate for the respective period and records any gain or loss at the current rate within the other nonoperating income (expense) line item. During the three and nine months ended September 30, 2019, the Company recorded foreign currency unrealized losses of $0.7 million and $2.3 million, respectively. During each of the three and nine months ended September 30, 2018, the Company recorded foreign currency unrealized gains of $2.3 million. These amounts include the above referenced debt agreements and the foreign denominated debt agreements entered in 2018.

10.  Leases
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
The Company's leases do not provide a readily determinable implicit rate; therefore, the Company utilizes an incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.
Aircraft and Engines
As of September 30, 2019, the Company leased 19 aircraft, of which 5 are under finance leases and 14 are under operating leases. These leases have remaining lease terms ranging from approximately 1 year to 11 years. The Company also had 5 engines under operating leases with remaining lease terms ranging from less than 1 year to 7 years. Aircraft and engine finance leases continue to be reported on our consolidated balance sheet, while operating leases were added to the balance sheet with the adoption of the new standard.
Airport Terminal Facilities
The Company's facility leases are primarily for space at airports that it serves, most notably, its operations in the State of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities (excluding the maintenance hangar discussed below). The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 30 years. At the majority of U.S. airports, the lease rates depend on airport operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawai'i. These leases are classified as operating and have remaining lease terms ranging between 1 to 7 years.
Maintenance Hangar
In November 2016, the Company entered into a lease agreement with the Department of Transportation of the State of Hawai'i (the "Hawai'i Lease") to lease a cargo and maintenance hangar at the Daniel K. Inouye International Airport with a remaining lease term of 32 years. As the hangar was not fully constructed, the Company took responsibility of the construction and was responsible for the remainder of the construction costs of $37.3 million. In accordance with the applicable accounting guidance, specifically as it relates to the Company's involvement in the construction of the hangar, the Company was considered the owner of the asset under construction and previously recognized an additional $73.0 million asset, with a corresponding finance liability, for the amount previously spent by the lessor.

As discussed in Note 2, ASC 842 eliminated the previous build-to-suit lease accounting guidance and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. ASC 842 then required the application of lease accounting to the agreement. The agreement is accounted for as an operating lease under ASC 842.

In July 2019, the Company entered into an amendment to the Hawai'i Lease with the State of Hawai'i. The amendment resulted in the adjustment of lease rates and was accounted for as a modification under ASC 842. The modification did not result in a change in lease classification. The impact to both the ROU asset and lease liability is reflected in the Lease Position Table below.

Other Property and Equipment
The Company leases certain IT assets (including data center access, equipment, etc.) and various other non-aircraft equipment. The remaining lease terms range from 1 to 3 years. Certain lease IT assets are embedded within service agreements. The combined lease and nonlease components of those agreements are included in the ROU asset and lease liability.
Lease Position as of September 30, 2019
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet.

	Classification on the Balance Sheet	September 30, 2019
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$583,542
Finance lease assets	Property and equipment, net	160,905
Total lease assets		$744,447

Liabilities:
Current
Operating	Current maturities of operating leases	$86,632
Finance	Current maturities of long-term debt and finance lease obligations	23,583
Noncurrent
Operating	Noncurrent operating leases	455,765
Finance	Long-Term Debt and Finance Lease Obligations	148,140
Total lease liabilities		$714,120

Weighted-average remaining lease term
Operating leases		10.5 years
Finance leases		8.5 years
Weighted-average discount rate
Operating leases (1)		4.81%
Finance leases		4.68%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the three and nine months ended September 30, 2019, the total lease costs for finance and operating leases were as follows:

	Three Months Ended September 30,	Nine months ended September 30,
	2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$6,361	$18,923
Interest of lease liabilities	2,052	6,265
Operating lease cost (1)	30,035	89,787
Short-term lease cost (1)	865	4,181
Variable lease cost (1)	32,979	93,582
Total lease cost	$72,292	$212,738
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the consolidated statements of operations.
During the three and nine months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities were as follows:

	Three Months Ended September 30,	Nine months ended September 30,
	2019
	(in thousands)
Operating cash flows from operating leases	28,479	87,362
Operating cash flows from finance leases	2,052	6,265
Financing cash flows from finance lease	5,886	17,407

Undiscounted Cash Flows
As of September 30, 2019, the scheduled future minimum rental payments under operating and finance leases with non-cancellable basic terms of more than one year were as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
Remaining in 2019	$6,355	$1,466	$27,531	$1,716
2020	25,433	5,327	96,072	7,570
2021	25,447	3,912	81,750	7,781
2022	25,027	3,578	71,690	8,185
2023	21,997	5,019	61,750	8,398
Thereafter	76,237	7,108	158,493	180,972
Total minimum lease payments	180,496	26,410	497,286	214,622
Less: amounts representing interest	(29,941)	(5,242)	(68,913)	(100,598)
Present value of future minimum lease payments	$150,555	$21,168	$428,373	$114,024
Less: current maturities of lease obligations	(18,749)	(4,834)	(84,071)	(2,561)
Long-term lease obligations	$131,806	$16,334	$344,302	$111,463

11. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended September 30,		Nine months ended September 30,
Components of Net Period Benefit Cost	2019	2018	2019	2018
	(in thousands)
Service cost	$2,120	$2,275	$6,311	$6,199
Other cost:
Interest cost	5,584	5,145	16,799	15,163
Expected return on plan assets	(5,487)	(5,594)	(16,452)	(16,770)
Recognized net actuarial loss	824	786	2,599	2,146
Total other components of the net periodic benefit cost	921	337	2,946	539
Net periodic benefit cost	$3,041	$2,612	$9,257	$6,738

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company was not required to, and did not make contributions to its defined benefit and other post-retirement plans. During the three and nine months ended September 30, 2018, the Company made a discretionary contribution of $50.0 million to its defined benefit and other postretirement plans.

12. Commitments and Contingent Liabilities

Commitments

As of September 30, 2019, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	3	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines (1)	—	2	N/A
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

(1)	During the second quarter of 2019, the Company took delivery of its remaining A321neo spare engine and maintain purchase rights for an additional two engines, which expire on December 31, 2019.

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

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of September 30, 2019 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2019	$113,604	$20,356	$133,960
2020	177,700	76,588	254,288
2021	313,570	72,782	386,352
2022	437,636	64,917	502,553
2023	245,612	59,469	305,081
Thereafter	469,397	167,120	636,517
	$1,757,519	$461,232	$2,218,751

During the second quarter of 2019, the Company made scheduled payments of $44.8 million to pay off its debt facility entered into for the financing of its Boeing 717-200 aircraft. As of September 30, 2019, all owned Boeing 717-200 aircraft were unencumbered.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks are included in restricted cash in the Company’s unaudited Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, there were no holdbacks held with the Company's credit card processors.

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

14. Supplemental Cash Flow Information

Non-cash investing and financing activities for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine months ended September 30,
	2019	2018
Investing and Financing Activities Not Affecting Cash:	(in thousands)
Property and equipment acquired through a finance lease	$6,567	$116,359
Right-of-use assets acquired under operating leases	5,435	—

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$754,608	$649	$(106)	$755,151
Operating Expenses:
Wages and benefits	—	182,862	—	—	182,862
Aircraft fuel, including taxes and delivery	—	138,586	—	—	138,586
Maintenance, materials and repairs	—	58,056	3,307	—	61,363
Aircraft and passenger servicing	—	41,762	—	—	41,762
Commissions and other selling	—	33,310	17	(36)	33,291
Aircraft rent	—	30,365	169	—	30,534
Other rentals and landing fees	—	33,345	—	—	33,345
Depreciation and amortization	—	39,853	1,743	—	41,596
Purchased services	70	32,803	263	(16)	33,120
Other	1,576	40,099	435	(54)	42,056
Total	1,646	631,041	5,934	(106)	638,515
Operating Income (Loss)	(1,646)	123,567	(5,285)	—	116,636
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	81,379	—	—	(81,379)	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,438)	—	—	(6,438)
Interest income	4	3,144	—	—	3,148
Capitalized interest	—	1,171	—	—	1,171
Losses on fuel derivatives	—	(4,553)	—	—	(4,553)
Other, net	(8)	(1,437)	—	—	(1,445)
Total	81,375	(8,113)	—	(81,379)	(8,117)
Income (Loss) Before Income Taxes	79,729	115,454	(5,285)	(81,379)	108,519
Income tax expense (benefit)	(347)	29,899	(1,109)	—	28,443
Net Income (Loss)	$80,076	$85,555	$(4,176)	$(81,379)	$80,076
Comprehensive Income (Loss)	$83,050	$88,529	$(4,176)	$(84,353)	$83,050

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$756,314	$2,870	$(97)	$759,087
Operating Expenses:
Wages and benefits	—	176,642	—	—	176,642
Aircraft fuel, including taxes and delivery	—	162,932	—	—	162,932
Maintenance, materials and repairs	—	55,818	1,300	—	57,118
Aircraft and passenger servicing	—	42,063	—	—	42,063
Commissions and other selling	—	32,716	16	(28)	32,704
Aircraft rent	—	31,782	(14)	—	31,768
Depreciation and amortization	—	34,849	1,524	—	36,373
Other rentals and landing fees	—	33,146	81	—	33,227
Purchased services	43	32,298	183	(15)	32,509
Other	1,604	35,955	420	(54)	37,925
Total	1,647	638,201	3,510	(97)	643,261
Operating Income (Loss)	(1,647)	118,113	(640)	—	115,826
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	94,810	—	—	(94,810)	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,400)	(46)	—	(8,446)
Interest income	41	3,083	—	—	3,124
Capitalized interest	—	1,821	—	—	1,821
Gains on fuel derivatives	—	3,495	—	—	3,495
Other, net	—	936	1	—	937
Total	94,851	935	(45)	(94,810)	931
Income (Loss) Before Income Taxes	93,204	119,048	(685)	(94,810)	116,757
Income tax expense (benefit)	(338)	23,696	(143)	—	23,215
Net Income (Loss)	$93,542	$95,352	$(542)	$(94,810)	$93,542
Comprehensive Income (Loss)	$98,642	$100,452	$(542)	$(99,910)	$98,642

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,122,368	$2,063	$(340)	$2,124,091
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	405,290	—	—	405,290
Wages and benefits	—	537,997	—	—	537,997
Aircraft rent	—	91,564	209	—	91,773
Maintenance materials and repairs	—	176,131	6,408	—	182,539
Aircraft and passenger servicing	—	120,303	—	—	120,303
Commissions and other selling	11	96,655	58	(126)	96,598
Depreciation and amortization	—	114,254	5,020	—	119,274
Other rentals and landing fees	—	95,750	27	—	95,777
Purchased services	194	97,463	696	(47)	98,306
Other	4,714	112,159	1,335	(167)	118,041
Total	4,919	1,847,566	13,753	(340)	1,865,898
Operating Income (Loss)	(4,919)	274,802	(11,690)	—	258,193
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	178,139	—	—	(178,139)	—
Interest expense and amortization of debt discounts and issuance costs	—	(21,252)	(16)	—	(21,268)
Interest income	25	9,180	—	—	9,205
Capitalized interest	—	3,713	—	—	3,713
Losses on fuel derivatives	—	(7,203)	—	—	(7,203)
Other, net	(8)	(5,538)	(7)	—	(5,553)
Total	178,156	(21,100)	(23)	(178,139)	(21,106)
Income (Loss) Before Income Taxes	173,237	253,702	(11,713)	(178,139)	237,087
Income tax expense (benefit)	(1,030)	66,309	(2,459)	—	62,820
Net Income (Loss)	$174,267	$187,393	$(9,254)	$(178,139)	$174,267
Comprehensive Income (Loss)	$177,294	$190,420	$(9,254)	$(181,166)	$177,294

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,132,853	$7,390	$(297)	$2,139,946
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	449,404	—	—	449,404
Wages and benefits	—	516,906	—	—	516,906
Aircraft rent	—	93,547	(14)	—	93,533
Maintenance materials and repairs	—	172,780	3,449	—	176,229
Aircraft and passenger servicing	—	117,207	—	—	117,207
Commissions and other selling	(5)	96,537	61	(111)	96,482
Depreciation and amortization	—	98,026	3,511	—	101,537
Other rentals and landing fees	—	94,913	313	—	95,226
Purchased services	131	94,415	603	(45)	95,104
Contract termination expense	—	35,322	—	—	35,322
Other	5,284	110,513	2,321	(141)	117,977
Total	5,410	1,879,570	10,244	(297)	1,894,927
Operating Income (Loss)	(5,410)	253,283	(2,854)	—	245,019
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	205,719	—	—	(205,719)	—
Interest expense and amortization of debt discounts and issuance costs	(3)	(24,534)	(91)	—	(24,628)
Interest income	157	6,372	—	—	6,529
Capitalized interest	—	6,414	—	—	6,414
Gains on fuel derivatives	—	27,064	—	—	27,064
Other, net	(4)	(761)	6	—	(759)
Total	205,869	14,555	(85)	(205,719)	14,620
Income (Loss) Before Income Taxes	200,459	267,838	(2,939)	(205,719)	259,639
Income tax expense (benefit)	(1,105)	59,797	(617)	—	58,075
Net Income (Loss)	$201,564	$208,041	$(2,322)	$(205,719)	$201,564
Comprehensive Income (Loss)	$209,417	$215,894	$(2,322)	$(213,572)	$209,417

Condensed Consolidating Balance Sheets
September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,594	$502,834	$7,734	$—	$512,162
Short-term investments	—	232,444	—	—	232,444
Accounts receivable, net	—	143,850	1,848	(232)	145,466
Spare parts and supplies, net	—	37,536	—	—	37,536
Prepaid expenses and other	168	53,802	125	—	54,095
Total	1,762	970,466	9,707	(232)	981,703
Property and equipment at cost	—	2,886,141	92,875	—	2,979,016
Less accumulated depreciation and amortization	—	(718,508)	(20,066)	—	(738,574)
Property and equipment, net	—	2,167,633	72,809	—	2,240,442
Operating lease right-of-use assets	—	583,542	—	—	583,542
Long-term prepayments and other	—	138,520	297	—	138,817
Goodwill and other intangible assets, net	—	119,687	500	—	120,187
Intercompany receivable	—	532,762	—	(532,762)	—
Investment in consolidated subsidiaries	1,587,146	—	504	(1,587,650)	—
TOTAL ASSETS	$1,588,908	$4,512,610	$83,817	$(2,120,644)	$4,064,691
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$732	$150,177	$4,685	$(232)	$155,362
Air traffic liability	—	647,078	4,493	—	651,571
Other accrued liabilities	—	151,270	296	—	151,566
Current maturities of long-term debt, less discount, and finance lease obligations	—	77,014	—	—	77,014
Current maturities of operating leases	—	86,632	—	—	86,632
Total	732	1,112,171	9,474	(232)	1,122,145
Long-term debt and finance lease obligations	—	704,527	—	—	704,527
Intercompany payable	521,329	—	11,433	(532,762)	—
Other liabilities and deferred credits:
Noncurrent operating leases	—	455,765	—	—	455,765
Accumulated pension and other post-retirement benefit obligations	—	182,962	—	—	182,962
Other liabilities and deferred credits	—	98,130	1,101	—	99,231
Noncurrent frequent flyer deferred revenue	—	174,474	—	—	174,474
Deferred tax liabilities, net	—	258,740	—	—	258,740
Total	—	1,170,071	1,101	—	1,171,172
Shareholders’ equity	1,066,847	1,525,841	61,809	(1,587,650)	1,066,847
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,588,908	$4,512,610	$83,817	$(2,120,644)	$4,064,691

Condensed Consolidating Balance Sheets
December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,154	$255,279	$8,144	$—	$268,577
Short-term investments	—	232,241	—	—	232,241
Accounts receivable, net	—	109,499	2,569	(234)	111,834
Spare parts and supplies, net	—	33,942	—	—	33,942
Prepaid expenses and other	165	58,296	112	—	58,573
Total	5,319	689,257	10,825	(234)	705,167
Property and equipment at cost	—	2,756,551	92,021	—	2,848,572
Less accumulated depreciation and amortization	—	(648,111)	(15,350)	—	(663,461)
Property and equipment, net	—	2,108,440	76,671	—	2,185,111
Long-term prepayments and other	62,990	185,161	899	(63,494)	185,556
Goodwill and other intangible assets, net	—	120,119	693	—	120,812
Intercompany receivable	—	456,338	—	(456,338)	—
Investment in consolidated subsidiaries	1,325,380	—	—	(1,325,380)	—
TOTAL ASSETS	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$665	$139,552	$3,163	$(234)	$143,146
Air traffic liability	—	598,387	5,349	—	603,736
Other accrued liabilities	—	157,842	312	—	158,154
Current maturities of long-term debt, less discount, and finance lease obligations	—	101,052	45	—	101,097
Total	665	996,833	8,869	(234)	1,006,133
Long-term debt and finance lease obligations	—	604,089	4,595	—	608,684
Intercompany payable	445,030	—	11,308	(456,338)	—
Other liabilities and deferred credits:					0
Accumulated pension and other post-retirement benefit obligations	—	182,620	—	—	182,620
Other liabilities and deferred credits	—	118,682	1,144	—	119,826
Noncurrent frequent flyer deferred revenue	—	163,619	—	—	163,619
Deferred tax liabilities, net	—	167,770	—	—	167,770
Total	—	632,691	1,144	—	633,835
Shareholders’ equity	947,994	1,325,702	63,172	(1,388,874)	947,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(587)	$462,734	$(5,252)	$—	$456,895
Cash Flows From Investing Activities:
Net payments to affiliates	(10,350)	(75,273)	—	85,623	—
Additions to property and equipment, including pre-delivery deposits	—	(274,786)	(5,502)	—	(280,288)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	9,045	—	—	9,045
Purchases of investments	—	(265,705)	—	—	(265,705)
Sales of investments	—	267,464	—	—	267,464
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(10,350)	(345,530)	(5,502)	85,623	(275,759)
Cash Flows From Financing Activities:
Long-term borrowings	—	227,889	—	—	227,889
Repayments of long-term debt and finance lease obligations	—	(95,350)	(6)	—	(95,356)
Debt issuance costs	—	(1,162)	—	—	(1,162)
Dividend payments	(17,206)	—	—	—	(17,206)
Net payments from affiliates	75,273	—	10,350	(85,623)	—
Repurchases of common stock	(50,690)	—	—	—	(50,690)
Other	—	(1,026)	—	—	(1,026)
Net cash provided by financing activities	7,377	130,351	10,344	(85,623)	62,449
Net increase (decrease) in cash and cash equivalents	(3,560)	247,555	(410)	—	243,585
Cash, cash equivalents, & restricted cash - Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, & restricted cash - End of Period	$1,594	$502,834	$7,734	$—	$512,162

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(4,236)	$446,810	$1,506	$—	$444,080
Cash Flows From Investing Activities:
Net payments to affiliates	(11,300)	(39,980)	—	51,280	—
Additions to property and equipment, including pre-delivery deposits	—	(373,099)	(12,999)	—	(386,098)
Proceeds from the sale of aircraft and aircraft related equipment	—	117,143	—	—	117,143
Purchases of investments	—	(159,648)	—	—	(159,648)
Sales of investments	—	182,816	—	—	182,816
Net cash used in investing activities	(11,300)	(272,768)	(12,999)	51,280	(245,787)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and finance lease obligations	—	(53,734)	(7)	—	(53,741)
Debt issuance costs	—	(1,108)	—	—	(1,108)
Dividend payments	(18,327)	—	—	—	(18,327)
Net payments from affiliates	39,980	—	11,300	(51,280)	—
Repurchases of Common Stock	(53,894)	—	—	—	(53,894)
Other	78	(3,713)	—	—	(3,635)
Net cash provided by (used in) financing activities	(32,163)	27,945	11,293	(51,280)	(44,205)
Net increase (decrease) in cash and cash equivalents	(47,699)	201,987	(200)	—	154,088
Cash, cash equivalents, & restricted cash - Beginning of Period	57,405	126,861	7,687	—	191,953
Cash, cash equivalents, & restricted cash - End of Period	$9,706	$328,848	$7,487	$—	$346,041

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the fourth quarter of 2019; our expected fleet as of September 30, 2020; service expansion in the fourth quarter of 2019; operations under a joint venture commencing in 2020; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

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

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration

Bureau of Transportation Statistics for the month of July 2019, the latest available data. As of September 30, 2019, we had 7,389 active employees.

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

Financial Highlights

•	GAAP net income in the third quarter of $80.1 million, or $1.70 per diluted share.

•	GAAP pre-tax margin for the third quarter of 14.4%.

•	Adjusted net income in the third quarter of $81.5 million, or $1.72 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $744.6 million.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Outlook

Looking ahead, industry capacity in our Domestic network is expected to remain at historically high levels in 2019. We expect our available seat miles during the three months ending December 31, 2019 to range between an increase of 3.0% to 4.5%, compared to the prior year period. While demand for travel to Hawai'i remains robust, the competitive environment results in our expectation of operating revenue per available seat mile to decline 0.5% to 3.5% as compared to the same period in 2018. We expect operating cost per available seat mile during the three months ending December 31, 2019 to range between a decrease of 0.1% to 2.5% compared to the prior year period. For the twelve-month period ending December 31, 2019, we expect operating cost per available seat mile to range between a decrease of 2.3% and 2.9%.

Partnerships

Together with Japan Airlines (JAL), we filed an application in 2018 with the U.S. Department of Transportation (DOT) and Japan's Ministry of Land, Infrastructure, Transport and Tourism (MLIT) seeking antitrust immunity (ATI) to create a joint venture that promises significant consumer benefits and the opportunity for service expansion. The partnership was launched in March 2018 with codeshare flights between Japan and Hawai'i. We further enhanced our comprehensive partnership with JAL with the announcement of reciprocal frequent flyer benefits for HawaiianMiles and JAL Mileage Bank members, which became effective in October 2018. In September 2019, we received a tentative ruling from the DOT to approve our joint venture without ATI. We are preparing a substantive response to the tentative DOT ruling addressing their areas of concern and seeking reconsideration of their preliminary determination regarding ATI. Such filing is due on November 12, 2019. If our revised application results in approval of ATI by the DOT, we anticipate that operations under the joint venture, including all of the expected benefits thereunder, will commence in 2020.

Fleet Summary

The table below summarizes our total fleet as of September 30, 2018 and 2019, and expected fleet as of September 30, 2020 (based on existing executed agreements):

	September 30, 2018			September 30, 2019			September 30, 2020
Aircraft Type	Leased (1)	Owned	Total	Leased (1)	Owned	Total	Leased (1)	Owned	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo	2	7	9	2	13	15	2	16	18
767-300 (4)	4	2	6	—	—	—	—	—	—
717-200	5	15	20	5	15	20	5	15	20
ATR 42-500 (2)	—	4	4	—	4	4	—	4	4
ATR 72-200 (2)(3)	—	3	3	—	3	3	—	3	3
Total	23	43	66	19	47	66	19	50	69

(1)	Leased aircraft include aircraft under both finance and operating leases.

(2)	The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company.

(3)	Aircraft are utilized for our cargo operations.

(4)	We completed the exit from our Boeing 767-300 aircraft fleet in January 2019.

Results of Operations

For the three months ended September 30, 2019, we generated net income of $80.1 million, or $1.70 per diluted share, compared to net income of $93.5 million, or $1.84 per diluted share, for the same period in 2018. For the nine months ended September 30, 2019, we generated net income of $174.3 million, or $3.64 per diluted share, compared to net income of $201.6 million, or $3.96 per diluted share, for the same period in 2018.

Selected Consolidated Statistical Data (unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	3,066		3,035		8,843		8,943
Revenue passenger miles (RPM)	4,673,734		4,554,393		13,288,823		12,918,174
Available seat miles (ASM)	5,321,812		5,347,156		15,325,559		15,098,431
Passenger revenue per RPM (Yield)	14.85	¢	15.31	¢	14.67	¢	15.20	¢
Passenger load factor (RPM/ASM)	87.8%		85.2%		86.7%		85.6%
Passenger revenue per ASM (PRASM)	13.05	¢	13.04	¢	12.72	¢	13.01	¢
Total Operations (a):
Revenue passengers flown	3,072		3,039		8,853		8,949
RPM	4,679,632		4,557,706		13,300,090		12,921,666
ASM	5,331,914		5,352,976		15,341,510		15,104,500
Operating revenue per ASM (RASM)	14.16	¢	14.18	¢	13.85	¢	14.17	¢
Operating cost per ASM (CASM)	11.98	¢	12.02	¢	12.16	¢	12.55	¢
CASM excluding aircraft fuel, loss on sale of aircraft, and contract terminations expense (b)	9.38	¢	8.94	¢	9.53	¢	9.32	¢
Aircraft fuel expense per ASM (c)	2.60	¢	3.05	¢	2.64	¢	2.98	¢
Revenue block hours operated	56,088		55,147		162,556		155,369
Gallons of aircraft fuel consumed	69,749		72,133		201,547		206,032
Average cost per gallon of aircraft fuel (c)	$1.99		$2.26		$2.01		$2.18

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three and nine months ended September 30, 2019, operating revenue decreased by $3.9 million, or 0.5%, and $15.9 million, or 0.7%, respectively, as compared to the same periods in 2018, driven primarily by decreased passenger revenue and is discussed further below:

Passenger revenue

For the three and nine months ended September 30, 2019, passenger revenue decreased by $3.0 million, or 0.4%, and $15.0 million, or 0.8%, respectively, as compared to the prior year periods. Details of these changes are reflected in the table below:

	Three months ended September 30, 2019 as compared to three months ended September 30, 2018				Nine months ended September 30, 2019 as compared to nine months ended September 30, 2018
	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM	Change in scheduled passenger revenue	Change in Yield	Change in RPM	Change in ASM
	(in millions)				(in millions)
Domestic	$(2.3)	(5.2)%	5.0%	2.0%	$(11.2)	(6.6)%	6.3%	5.0%
International	(0.7)	1.7	(1.9)	(5.2)	(3.8)	3.2	(3.9)	(5.1)
Total scheduled	$(3.0)	(3.0)%	2.6%	(0.5)%	$(15.0)	(3.5)%	2.9%	1.5%

Domestic revenue decreased by $2.3 million during the three months ended September 30, 2019 as compared to the same period in 2018. The decrease was primarily driven by a 4.4% decline in average fares, partially offset by a 1.3% increase in total passengers. Domestic revenue decreased by $11.2 million during the nine months ended September 30, 2019, as compared to the same period in 2018, as capacity reductions on short-haul routes outpaced capacity and passenger growth on longer haul routes combined with a 2.9% decline in average fares. As a result, RPM increased 6.3%, while yield declined 6.6% during the nine months ended September 30, 2019.

International revenue decreased by $0.7 million and $3.8 million during the three and nine months ended September 30, 2019, respectively, as compared to same periods in 2018 on reduced capacity, namely the suspension of our service to Beijing, China in October 2018.

During the fourth quarter of 2019, we will expand service between Honolulu, Hawai'i and San Francisco, California (October 2019) with an additional daily flight and commence service between Honolulu, Hawai'i and Fukuoka, Japan (November 2019) and Kahului, Hawai'i and Las Vegas, Nevada (December 2019). We also received approval from the U.S. Department of Transportation to provide for an additional slot for service to Haneda Airport in Tokyo, Japan, which will commence in 2020.

In January 2019, we completed the retirement of our Boeing 767-300 fleet, and during the nine months ended September 30, 2019, we took delivery of four A321neo aircraft, bringing our total A321 fleet to fifteen aircraft as of September 30, 2019. We expect to take delivery of an additional two A321neo aircraft during the remainder of 2019 and our eighteenth and final A321neo aircraft in early 2020.

Other Operating Revenue

For the three and nine months ended September 30, 2019, Other operating revenue decreased by $1.0 million, or 1.6%, and $0.9 million, or 0.5%, respectively, as compared to the prior year periods. The decrease was primarily driven by a decline in cargo revenue.

Operating Expense

Operating expenses were $638.5 million and $643.3 million for the three months ended September 30, 2019 and 2018, respectively, and $1.9 billion and $1.9 billion for the nine months ended September 30, 2019 and 2018, respectively. Increases (decreases) in operating expenses for the three and nine months ended September 30, 2019, as compared to the same period in 2018, are detailed below:

	Increase / (decrease) for the three months ended September 30, 2019 compared to the three months ended September 30, 2018		Increase / (decrease) for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$6,220	3.5%	$21,091	4.1%
Aircraft fuel, including taxes and delivery	(24,346)	(14.9)	(44,114)	(9.8)
Maintenance, materials and repairs	4,245	7.4	6,310	3.6
Aircraft and passenger servicing	(301)	(0.7)	3,096	2.6
Commissions and other selling	587	1.8	116	0.1
Aircraft rent	(1,234)	(3.9)	(1,760)	(1.9)
Other rentals and landing fees	118	0.4	551	0.6
Depreciation and amortization	5,223	14.4	17,737	17.5
Purchased services	611	1.9	3,202	3.4
Contract terminations expense	—	—	(35,322)	(100.0)
Other	4,131	10.9	64	0.1
Total	$(4,746)	(0.7)%	$(29,029)	(1.5)%

Wages and benefits

Wages and benefits expense increased by $6.2 million, or 3.5%, and $21.1 million, or 4.1%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase was a result of higher salary expense, driven by increased headcount and annual rate increases for certain of our collective bargaining groups in early 2019.

Aircraft fuel

Aircraft fuel expense decreased during the three and nine months ended September 30, 2019, as compared to the prior year periods, primarily due to a decrease in the average fuel price per gallon combined with a decrease in consumption, as illustrated in the following table:

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$138,586	$162,932	(14.9)%	$405,290	$449,404	(9.8)%
Fuel gallons consumed	69,749	72,133	(3.3)%	201,547	206,032	(2.2)%
Average fuel price per gallon, including taxes and delivery	$1.99	$2.26	(11.9)%	$2.01	$2.18	(7.8)%

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

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$138,586	$162,932	(14.9)%	$405,290	$449,404	(9.8)%
Realized losses (gains) on settlement of fuel derivative contracts	3,399	(8,085)	NM	9,294	(24,572)	NM
Economic fuel expense	$141,985	$154,847	(8.3)%	$414,584	$424,832	(2.4)%
Fuel gallons consumed	69,749	72,133	(3.3)%	201,547	206,032	(2.2)%
Economic fuel costs per gallon	$2.04	$2.15	(5.1)%	$2.06	$2.06	—%

See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of our aircraft fuel costs and related hedging program.

Depreciation and amortization

Depreciation and amortization expense increased by $5.2 million, or 14.4%, and $17.7 million, or 17.5%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, due to the increase in the number of owned aircraft, specifically the addition of six Airbus A321neo aircraft that were placed into service since September 30, 2018.

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

Nonoperating Income (Expense)

Net nonoperating expense increased by $9.0 million, or 971.9%, and $35.7 million, or 244.4%, for the three and nine months ended September 30, 2019, respectively, as compared to the prior year periods. The increase in expense in both periods was primarily attributed to the movement of realized and unrealized gains and losses associated with our fuel derivative program. For the three and nine months ended September 30, 2019, we recorded a net loss of $4.6 million and $7.2 million, respectively, as compared to a net gain of $3.5 million and $27.1 million, respectively, during the same periods in 2018.

Income Taxes

Our effective tax rate was 26.2% and 19.9% for the three months ended September 30, 2019 and 2018, respectively, and 26.5% and 22.4%, respectively, for the nine months ended September 30, 2019 and 2018. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. In certain interim periods, we may have adjustments to our net deferred tax assets as a result of changes in prior year estimates and tax laws enacted during the period, which will impact the effective tax rate for that interim period.

Liquidity and Capital Resources
Our primary sources of liquidity are:

•	Our existing cash and cash equivalents and short-term investments of $744.6 million, and our expected cash from operations;

•	Our 30 unencumbered aircraft as of September 30, 2019 that could be financed, if necessary; and

•	Our $235.0 million revolving credit facility with no outstanding borrowing. Information about this facility can be found in our Annual Report on Form 10-K for the year ended December 31, 2018.
At September 30, 2019, we had $781.5 million of debt and finance lease obligations, including $77.0 million classified as a current liability in the Consolidated Balance Sheets. As of December 31, 2018, our current liabilities exceeded our current assets by approximately $140.4 million. However, approximately $651.6 million of our current liabilities are related to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and not actual cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.

Cash Flows
Net cash provided by operating activities was $456.9 million and $444.1 million during the nine months ended September 30, 2019 and 2018, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The operating cash flows during each of the nine months ended September 30, 2019 and 2018 were impacted by changes in Air traffic liability and current frequent flyer deferred revenue, Accounts receivables and Other asset and liabilities, net.
Cash used in investing activities was $275.8 million and $245.8 million during the nine months ended September 30, 2019 and 2018, respectively. Investing activities included Capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the nine months ended September 30, 2019, capital expenditures were $280.3 million, the majority of which relate to aircraft deliveries in the period combined with predelivery payments for future aircraft deliveries, including our Boeing 787-9 aircraft, as compared with $386.1 million in capital expenditures during the nine months ended September 30, 2018. This was offset by proceeds of $9.0 million and $117.1 million resulting from the disposition of aircraft and aircraft related equipment during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, our purchases and sales of short-term investments resulted in net cash inflow of $1.8 million as compared to net cash inflow of $23.2 million during the same period in 2018.
Net cash provided by financing activities was $62.4 million during the nine months ended September 30, 2019 as compared to net cash used in financing activities of $44.2 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we entered into two Japanese Yen denominated debt financings, as further discussed in Note 9 to our Consolidated Financial Statements, and received proceeds from long-term borrowings of $227.9 million. Additionally, we repaid $95.4 million in scheduled debt and finance lease obligations, including a final payment of $39.7 million towards our debt facility originally entered into for the financing of our Boeing 717-200 aircraft, compared with $53.7 million during the prior year period. We repurchased $50.7 million of our outstanding common stock through authorized share repurchases during the nine months ended September 30, 2019, compared with repurchases of $53.9 million during the same period in 2018. We also paid $17.2 million in dividends to shareholders during the nine months ended September 30, 2019, compared with $18.3 million in dividends during the nine months ended September 30, 2018. Although we currently intend to continue paying dividends on a quarterly basis for the foreseeable future, our Board of Directors may change the timing, amount, and payment of dividends on the basis of the results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.

Capital Commitments

As of September 30, 2019, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	3	3	Between 2019 and 2020
B787-9 aircraft	10	10	Between 2021 and 2025

Pratt & Whitney spare engines:
A321neo spare engines (1)	—	2	N/A
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

(1)	During the second quarter of 2019, we took delivery of our remaining A321neo spare engine and maintain purchase rights for an additional two engines, which expire on December 31, 2019.

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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to further modification or termination at any time. We spent $20.0 million and $50.7 million to repurchase and retire approximately 0.8 million shares and 1.9 million shares of our common stock in open market transactions during the three and nine months ended September 30, 2019, respectively. We spent $31.1 million and $53.9 million to repurchase and retire approximately 0.8 million shares and 1.4 million shares of our common stock in open market transactions during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had $46.8 million remaining to spend under our stock repurchase program.

During the three months ended September 30, 2019, we declared and paid cash dividends of $0.12 per share, totaling $5.7 million, which was paid on August 30, 2019, to stockholders of record as of August 16, 2019. During the nine months ended September 30, 2019, we declared and paid cash dividends of $0.12 per share for each of the three quarters, totaling $17.2 million.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, which are included in restricted cash in our unaudited Consolidated Balance Sheets set forth in our unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2019 and December 31, 2018, there were no holdbacks held with our credit card processors.

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

Pension and Postemployment Benefit Plan Funding

During the three and nine months ended September 30, 2019 and 2018, we had no required contributions to our defined benefit plans and made no such contributions. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns.

Contractual Obligations

Our estimated contractual obligations as of September 30, 2019 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2019	2020 - 2021	2022 - 2023	2024 and thereafter
	(in thousands)
Debt and finance lease obligations (1)	$893,256	$16,376	$227,293	$219,616	$429,971
Operating leases—aircraft and related equipment (2)	497,286	27,531	177,822	133,440	158,493
Operating leases—non-aircraft	214,622	1,717	15,351	16,583	180,971
Purchase commitments - aircraft and aircraft related (3)	1,757,519	113,604	491,269	683,248	469,398
Purchase commitments - non-aircraft (4)	461,232	20,356	149,370	124,386	167,120
Projected employee benefit contributions (5)	40,600	—	10,800	17,800	12,000
Total contractual obligations	$3,864,515	$179,584	$1,071,905	$1,195,073	$1,417,953

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

•
During the nine months ended September 30, 2019, we recorded a gain on disposal for Boeing 767-300 aircraft equipment of $1.9 million, in conjunction with the retirement of our Boeing 767-300 fleet. During each of the three and nine months ended September 30, 2018, we also recorded a loss on the sale of two Boeing 767-300 aircraft covered under a forward sale agreement of $1.8 million.

•
Unrealized loss (gain) on foreign debt is based on the fluctuation in exchanges rates and the measurement of foreign-denominated debt to our functional currency. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

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

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP Net Income, as reported	$80,076	$1.70	$93,542	$1.84	$174,267	$3.64	$201,564	$3.96
Adjusted for:
Changes in fair value of derivative contracts	1,154	0.02	4,590	0.09	(2,091)	(0.04)	(2,492)	(0.05)
Loss (gain) on sale of aircraft equipment	—	—	1,844	0.04	(1,948)	(0.04)	1,844	0.04
Unrealized loss (gain) on foreign debt	717	0.01	(2,267)	(0.04)	2,254	0.05	(2,331)	(0.05)
Contract terminations expense	—	—	—	—	—	—	35,322	0.69
Tax effect of adjustments	(490)	(0.01)	(1,042)	(0.02)	473	0.01	(8,086)	(0.16)
Adjusted Net Income	$81,457	$1.72	$96,667	$1.91	$172,955	$3.62	$225,821	$4.43

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, gain on sale of aircraft and equipment, and contract terminations expense are summarized in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$638,515	$643,261	$1,865,898	$1,894,927
Adjusted for:
Aircraft fuel, including taxes and delivery	(138,586)	(162,932)	(405,290)	(449,404)
Gain (loss) on sale of aircraft and equipment	—	(1,844)	1,948	(1,844)
Contract terminations expense	—	—	—	(35,322)
Adjusted Operating Expenses	$499,929	$478,485	$1,462,556	$1,408,357
Available Seat Miles	5,331,914	5,352,976	15,341,510	15,104,500
CASM - GAAP	11.98 ¢	12.02 ¢	12.16 ¢	12.55 ¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.60)	(3.05)	(2.64)	(2.98)
Gain (loss) on sale of aircraft and equipment	—	(0.03)	0.01	(0.01)
Contract terminations expense	—	—	—	(0.24)
Adjusted CASM	9.38 ¢	8.94 ¢	9.53 ¢	9.32 ¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. With the exception of the items noted below, there have been no material changes to our critical accounting policies during the three months ended September 30, 2019. For more information on our critical accounting policies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Aircraft Fuel Costs

Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 22% of our operating expenses for each of the three and nine months ended September 30, 2019, respectively, and 25% and 24% of our operating expenses for the three and nine months ended September 30, 2018, respectively. Approximately 71% of our fuel was based on Singapore jet fuel prices, approximately 25% was based on U.S. West Coast jet fuel prices, and approximately 4% was based on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of September 30, 2019, we hedged approximately 50% of our projected fuel requirements for the remainder of 2019 with crude oil call options. As of September 30, 2019, the fair value of these fuel derivative agreements reflected a net asset of $3.4 million, which is recorded as a prepaid expense and other asset in our unaudited Consolidated Balance Sheet. Based on the amount of fuel expected to be consumed for the remainder of 2019, for every one cent increase in the cost of a gallon of jet fuel, our fuel expense would increase by approximately $0.7 million.

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

Interest Rates
We have exposure to market risk associated with changes in interest rates related to our pre-tax earnings and cash flows associated with our interest-bearing cash equivalent accounts and short-term investments. Based on the balances of our cash and cash equivalents, and short-term investments as of September 30, 2019, a change in interest rates is unlikely to have a material impact on our results of operations.
Our variable-rate debt agreements include the revolving credit facility and secured loan agreements, the terms of which are discussed in Note 9 to our Consolidated Financial Statements. At September 30, 2019, we had $781.5 million of fixed-rate debt including finance lease obligations, facility agreements for aircraft purchases, and the outstanding notes related to the aircraft purchase financing. As of September 30, 2019, we had no variable-rate debt. A 10% increase in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $5.3 million as of September 30, 2019.

Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To mitigate the exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Japanese Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At September 30, 2019, the fair value of our foreign currency forwards reflected a net asset of $3.2 million in the consolidated balance sheet.
Based on forecasted transactions in foreign currency, a 10% depreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a decrease in annual net income, net of the impact of foreign currency hedges, of approximately $25.3 million.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended September 30, 2019:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
July 1, 2019 - July 31, 2019	251,433	$27.56	251,433
August 1, 2019 - August 31, 2019	276,574	25.06	276,574
September 1, 2019 - September 30, 2019	234,536	26.18	234,536
Total	762,543		762,543	$46.8

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

HAWAIIAN HOLDINGS, INC.

Date:	October 22, 2019	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)