Form 10-K
period 2019-12-31
HAWAIIAN HOLDINGS INC
filed 2020-02-12
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Rule Act 12b-2). Yes ☐    No ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1.3 billion, computed by reference to the closing sale price of the Common Stock on the NASDAQ Global Select Market, on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter.

As of February 7, 2020, 45,873,904 shares of Common Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; expectations regarding our operating performance for the first quarter and full year of 2020; statements regarding factors that may affect our operating results; statements regarding our goals, mission and areas of focus; statements regarding our working capital, and capital expenditures; statements related to funding our aircraft orders, growth strategy and market opportunities; statements regarding the effect of fleet changes on our business, operations and cost structure; statements regarding our ability to pay taxes with working capital; estimates of fair value measurements; statements related to aircraft maintenance and repair; statements related to cash flow from operations and seasonality; statements regarding our intention to pay quarterly dividends and the amounts thereof, if any; statements regarding our ability and intention to repurchase our shares; estimates of required funding of and contributions to our defined benefit pension and disability plans; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; statements regarding our wages and benefits and labor costs and agreements; statements regarding the status and effects of federal and state legislation and regulations promulgated by the Federal Aviation Administration (FAA), U.S. Department of Transportation (DOT) and other regulatory agencies; statements related to airport rent rates and landing fees; statements related to our lease of the cargo and maintenance hangar at the Daniel K. Inouye International Airport; statements regarding a joint venture with Japan Airlines; statements regarding aircraft rent expense; statements regarding our total capacity and yields on routes; statements regarding potential dilution of our securities; statements related to our frequent flyer program; statements related to our hedging program and the effects of our fuel and currency risk hedging policies; statements concerning accounting principles, policies, standards, estimates, and the effect of the adoption thereof; statements regarding our net operating loss carryforwards; statements regarding our credit card holdback; statements regarding our debt or lease obligations and financing arrangements; statements regarding our financing needs; statements related to risk management, credit risks, and air traffic liability; statements related to future U.S. and global economic conditions or performance; statements related to changes in our fleet plan and related cash outlays; statements related to expected delivery of new aircraft and associated costs; statements related to the effects of any litigation on our operations or business; statements related to competition on our routes; statements related to continuous investments in technology and systems; and statements as to other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as "expects," "anticipates," "projects," "intends," "plans," "believes," "estimates," "could," "would," "will," "might," "may," variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties, and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.
Factors that could affect such forward-looking statements include, but are not limited to: our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic developments; political developments; our dependence on the tourism industry; the price and availability of fuel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity in the markets in which we compete; fluctuations in demand for transportation in the markets in which we operate, including due to the occurrence of natural disasters, such as hurricanes, volcanic eruptions, earthquakes, and tsunamis; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; our ability to continue to generate sufficient cash flow to support the payment of a quarterly dividend; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include those discussed under the heading "Risk Factors" in Item 1A in this Annual Report on Form 10-K and the risks, uncertainties and assumptions discussed from time to time in our public filings and public announcements. All forward-looking statements included in this report are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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
Our Business
We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes) and between the Hawaiian Islands and certain cities in the United States (the North America routes together with the Neighbor Island routes, the Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, New Zealand and Asia (the International routes), collectively referred to as our Scheduled Operations. We offer non-stop service to Hawai'i from more U.S. gateway cities (13) than any other airline, and also provide approximately 170 daily flights between the Hawaiian Islands. In addition, we operate various charter flights.
We are the longest serving airline, as well as the largest airline headquartered, in the State of Hawai'i, and the 10th largest domestic airline in the United States based on revenue passenger miles (RPMs) reported by the Research and Innovative Technology Administration Bureau of Transportation Services as of October 2019, the latest data available.
At December 31, 2019, our fleet consisted of 20 Boeing 717-200 aircraft for the Neighbor Island routes and 24 Airbus A330-200 aircraft and 17 Airbus A321-200 for the North America and International routes (inclusive of charter flights). We also own four ATR42 aircraft for the "Ohana by Hawaiian" Neighbor Island service and three ATR72 aircraft for our Neighbor Island cargo operations. During the first quarter of 2019, we retired the last of our Boeing 767-300 fleet, completing the transition to our A321 aircraft, and allowing for optimization of our products and better management of capacity.
Our goal is to be the number one destination carrier serving Hawai'i. We are devoted to the travel needs of the residents of and visitors to Hawai'i and we offer a unique travel experience. We are strongly rooted in the culture and people of Hawai'i and we seek to provide high quality service to our customers that exemplifies the spirit of Aloha.
Outlook
Our mission is to continue to grow a profitable airline with a passion for excellence, our customers, our people and the spirit of Hawai'i. In 2020, we will continue to focus on strengthening our competitive position in the markets that we serve primarily by continuing to mature the routes we launched over the past decade, improving our long term competitive cost structure, improving the guest experience by making travel effortless and furthering our segmentation efforts through our offering of additional value-added products and services.
Flight Operations
Our flight operations are based in Honolulu, Hawai'i. At December 31, 2019, we operated 260 scheduled flights with:

•
Daily service on our North America routes between the State of Hawai'i and Long Beach, Los Angeles, Oakland, Sacramento, San Diego, San Francisco, and San Jose, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; Seattle, Washington; and New York City, New York; and scheduled service between the State of Hawai'i and Boston, Massachusetts.

•	Daily service on our Neighbor Island routes among the six major islands of the State of Hawai'i.

•
Daily service on our International routes between the State of Hawai'i and Sydney, Australia; Tokyo (Haneda and Narita) and Osaka, Japan; and scheduled service between the State of Hawai'i and Pago Pago, American Samoa; Papeete, Tahiti; Brisbane, Australia; Auckland, New Zealand; Sapporo, Japan; Fukuoka, Japan; and Seoul, South Korea.

•	Various ad hoc charters.

Fuel
Our results of operations are significantly impacted by changes in the price and availability of aircraft fuel. The following table shows our aircraft fuel consumption and costs:

Year	Gallons consumed	Total cost, including taxes	Average cost per gallon	Percent of operating expenses
	(in thousands)
2019	270,001	$542,573	$2.01	21.7%
2018	273,783	$599,544	$2.19	23.8%
2017	259,915	$440,383	$1.69	19.9%
As illustrated by the table above, fuel costs constitute a significant portion of our operating expenses. We purchase aircraft fuel at prevailing market prices, and seek to manage economic risks associated with fluctuations in aircraft fuel prices by entering into various derivative financial instruments.
Aircraft Maintenance
Our aircraft maintenance programs consist of a series of phased or continuous checks for each aircraft type. These checks are performed at specified intervals measured by calendar months, time flown, and by the number of takeoffs and landings, or cycles operated. In addition, we perform inspections, repairs, and modifications of our aircraft in response to Federal Aviation Administration (FAA) directives. We perform checks ranging from "walk around" inspections by our pilots before each flight's departure to major overhauls of the airframes which can take several weeks to complete. Aircraft engines are subject to phased maintenance programs designed to detect and remedy potential problems before they occur. Certain airframe and engine parts and components, whose service lives are time or cycle controlled, are replaced or refurbished prior to the expiration of their time or cycle limits. We have contracts with third parties to provide certain maintenance on our aircraft and aircraft engines.
Marketing and Ticket Distribution
We utilize various distribution channels for marketing and ticket distribution including our website www.hawaiianairlines.com, primarily for our North America and Neighbor Island routes, and travel agencies and wholesale distributors primarily for our International routes.
Our website is available in English, Japanese, Korean, and Chinese and offers our customers information on our flight schedules, information on our HawaiianMiles frequent flyer program, the ability to book reservations on our flights or connecting flights with any of our code-share partners, the status of our flights as well as the ability to purchase hotel, car and vacation packages. We also distribute our fares through online travel agencies.
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
HawaiianMiles accounts with no activity (frequent flyer miles earned or redeemed) for 18 months automatically expire. The number of free travel awards used for travel on Hawaiian was approximately 720,000 in 2019. The number of free travel awards as a percentage of total revenue passengers was approximately 6% in 2019. We believe displacement of revenue passengers by passengers using free travel awards is minimal due to our ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total revenue passengers.
Code-Share and Other Alliances
Together with Japan Airlines, we filed an application with the U.S. Department of Transportation (DOT) and Japan's Ministry of Land, Infrastructure, Transport and Tourism (MLIT) seeking antitrust immunity (ATI) to create a joint venture that promises significant consumer benefits and the opportunity for service expansion. The initial partnership launched in March 2018 with code-share (one carrier placing its name and flight numbers, or code, on flights operated by the other carrier) flights between Japan and Hawai'i. We further enhanced our comprehensive partnership with Japan Airlines with the announcement of reciprocal frequent flyer benefits for HawaiianMiles and JAL Mileage Bank members in October 2018. In September 2019, we received a tentative ruling from DOT to approve our joint venture excluding antitrust immunity. In November 2019, we submitted a substantive response to the tentative DOT ruling addressing their areas of concern and seeking reconsideration of their preliminary determination regarding ATI. If our revised application results in approval of ATI by the DOT, we anticipate that operations under the joint venture, including all of the expected benefits thereunder, will commence in late 2020 or early 2021.

We also have marketing alliances with other airlines that provide reciprocal frequent flyer mileage accrual and redemption privileges and code-shares on certain flights. These programs enhance our revenue opportunities by:

•	increasing value to our customers by providing easier access to more travel destinations and better mileage accrual/redemption opportunities;

•	giving customers access to more connecting traffic from other airlines; and

•	providing members of our alliance partners' frequent flyer programs an opportunity to travel on our system while earning mileage credit in the alliance partners' programs.
Our marketing alliances with other airlines as of December 31, 2019 were as follows:

	Hawaiian Miles Frequent Flyer Agreement	Other Airline Frequent Flyer Agreement	Code-share—Hawaiian Flight # on Flights Operated by Other Airline	Code-share—Other Airline Flight # on Flights Operated by Hawaiian
Air China	No	No	No	Yes
American Airlines	No	Yes	No	Yes
China Airlines	Yes	Yes	Yes	Yes
Delta Air Lines	No	Yes	No	Yes
Japan Airlines	Yes	Yes	Yes	Yes
JetBlue	Yes	Yes	Yes	Yes
Korean Air	Yes	Yes	Yes	Yes
Philippine Airlines	No	No	No	Yes
Turkish Airlines	No	No	No	Yes
United Airlines	No	Yes	No	Yes
Virgin Atlantic Airways	Yes	Yes	Yes	No
Virgin Australia	Yes	Yes	No	Yes
Competition
The airline industry is highly competitive. We believe that the principal competitive factors in the airline industry are:

•	Fares;

•	Flight frequency and schedule;

•	Customer service;

•	On-time performance and reliability;

•	Name recognition;

•	Marketing affiliations;

•	Frequent flyer benefits;

•	Aircraft type;

•	Safety record; and

•	In-flight services.
Domestic—We face multiple competitors on our North America routes including major network carriers such as Alaska (AS), American Airlines (AA), United Airlines (UA), and Delta Airlines (DL). In addition, Southwest Airlines (WN) launched service to, from and within the islands of Hawai'i in 2019 and is expected to significantly expand capacity in 2020. Various charter companies also provide non-scheduled service to Hawai'i, mostly under public charter arrangements. Our Neighbor Island competitors consist of intra-island carriers, which include Mokulele Airlines and a number of other "air taxi" companies.
International—Currently, we are the only provider of direct service between Honolulu and each of Sapporo, Japan; Fukuoka, Japan; Pago Pago, American Samoa; and Papeete, Tahiti. However, we face multiple competitors from both domestic and foreign carriers on our other international routes.

Employees
As of December 31, 2019, we had 7,437 active employees, of whom approximately 83% were covered by labor agreements with the following organized labor groups:

Employee Group	Represented by	Number of Employees	Agreement amendable on (*)
Flight deck crew members	Air Line Pilots Association (ALPA)	869	July 1, 2022
Cabin crew members	Association of Flight Attendants (AFA)	2,151	January 1, 2017 (**)
Maintenance and engineering personnel	International Association of Machinists and Aerospace Workers (IAM-M)	1,128	January 1, 2021
Clerical	IAM-C	1,991	January 1, 2021
Flight dispatch personnel	Transport Workers Union (TWU)	54	August 1, 2021
(*) Our relations with labor unions representing our airline employees are governed by the Railway Labor Act of 1926. Under the Railway Labor Act, a collective bargaining agreement between us and the labor unions does not expire, but instead becomes amendable as of a stated date if either party wishes to modify the terms of the agreement.
(**) As of December 31, 2019, contract negotiations are ongoing with the AFA.
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
Industry Regulations
We are subject to the regulatory jurisdiction of the DOT and the Federal Aviation Administration (FAA). The DOT has jurisdiction over international routes and fares for some countries (based upon treaty relations with those countries), consumer protection policies including baggage liability, denied boarding compensation, and unfair competitive practices as set forth in the Airline Deregulation Act of 1978. The FAA has regulatory jurisdiction over flight operations, including equipment, ground facilities, security systems, maintenance, and other safety matters. Pursuant to these regulations, we have established, and the FAA has approved, a maintenance program for each type of aircraft we operate that provides for the ongoing maintenance of our aircraft, ranging from frequent routine inspections to major overhauls.
Maintenance Directives
The FAA approves all airline maintenance programs and modifications to such programs. In addition, the FAA licenses the repair stations and mechanics that perform inspections, repairs and overhauls, as well as the inspectors who monitor the work.
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
Other Regulations
The State of Hawai'i is uniquely dependent upon air transportation. The Hawai'i state legislature has enacted legislation that addresses this concern.

Other aspects of airline operations are subject to regulation or oversight by federal agencies other than the FAA and the DOT. Federal antitrust laws are enforced by the U.S. Department of Justice. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services provided by our cargo services. Labor relations in the air transportation industry are generally regulated under the Railway Labor Act. We and other airlines certificated prior to October 24, 1978 are also subject to preferential hiring rights granted by the Airline Deregulation Act to certain airline employees who have been furloughed or terminated (other than for cause). The Federal Communications Commission issues licenses and regulates the use of all communications frequencies assigned to us and other airlines. There is increased focus on consumer protection both on the federal and state level. We cannot always accurately predict the cost of such requirements on our operations.
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
Available Information
General information about us, including the charters for the committees of our Board of Directors can be found at https://www.hawaiianairlines.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments and exhibits to those reports that we file with the Securities and Exchange Commission (SEC) are available for download, free of charge, on our website. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.
We also use the investor relations section of our website https://newsroom.hawaiianairlines.com/investor-relations and our website (https://www.hawaiianairlines.com) as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD.
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
Our business and results of operations are significantly impacted by general world-wide economic conditions. Demand for discretionary purchases including air travel and vacations to, from and within the Hawaiian Islands remains unpredictable. Deterioration in demand resulting from economic uncertainty or another recession may result in a reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which would negatively impact our results of operations and financial condition. We cannot assure that we would be able to offset such revenue reductions by reducing our costs.

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
While, we enter into derivative agreements to protect against the volatility of fuel costs, there is no assurance that such agreements will protect us during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to the price of fuel.
Our business is exposed to foreign currency exchange rate fluctuations.
Our business is expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. We entered into Japanese Yen denominated debt agreements totaling $227.9 million and $86.5 million in 2019 and 2018, respectively. There is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.
See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further information regarding our exposure to foreign currency exchange rates.
COMPETITIVE ENVIRONMENT RISKS
We operate in an extremely competitive environment.
The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at competitive prices could negatively impact our operating results. Many of our competitors on our North America and International routes are much larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

Additional capacity to or within Hawai'i, whether from network carriers or LCCs, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, which could have a material adverse effect on our results of operations and financial condition.
The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue.
During 2019, approximately 74% of our passenger revenue was generated from our Domestic routes. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. A reduction in the level of demand for travel to, from, and within Hawai'i, or an increase in the level of industry capacity on these routes, may reduce the revenue we are able to generate and adversely affect our financial results. As these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, such a reduction would have a relatively greater adverse effect on our financial results.
Our business is affected by the competitive advantages held by network carriers in the North America market.
During 2019, approximately 54% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines, American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.
In contrast, we lack a comparable direct network to feed passengers to our North America flights and are therefore more reliant on passenger demand in the specific cities we serve. We also rely on our code-share partner agreements (e.g. with JetBlue) to provide customers access to and from North American destinations currently unserved by us. Most network carriers operate from hubs, which can provide a built-in market of passengers depending on the economic strength of the hub city and the size of the customer group that frequents the airline. Our Honolulu and Maui hubs do not originate a large proportion of North American travel, nor do they have the population or potential customer franchise of a larger city to provide us with a built-in market. Passengers in the North American market, for the most part, do not originate in Honolulu, but on the U.S. mainland, making Honolulu primarily a destination rather than an origin of passenger traffic.
Our Neighbor Island routes are affected by increased capacity provided by our competitors.
During 2019, approximately 20% of our passenger revenue was generated from our Neighbor Island routes. Although we enjoy a strong competitive position on our Neighbor Island routes, our competitors could increase capacity to and within Hawai'i either by introducing new routes or increasing the frequency of existing routes from North America to the Neighbor Islands or by the introduction of additional flights within the Neighbor Islands. This additional capacity could have the effect of decreasing our share of traffic on our Neighbor Island routes, which could have a material adverse effect on our results of operations and financial condition.
Our International routes are affected by competition from domestic and foreign carriers.
During 2019, approximately 26% of our passenger revenue was generated from our International routes. Our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.
Many of our domestic competitors are members of airline alliances, which provide customers access to each participating airline's international network, allowing for convenience and connectivity to their destinations. These alliances formed by our domestic competitors have increased in recent years. In some instances, our domestic competitors have been granted antitrust exemptions to form joint venture arrangements in certain geographies, further deepening their cooperation on certain routes. To mitigate this risk, we rely on code-share agreements with partner airlines to provide customers access to international destinations currently unserved by us.
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
INFORMATION TECHNOLOGY AND THIRD-PARTY RISKS
If we do not maintain the privacy and security of personal information or other information relating to our customers or others, or fail to comply with applicable U.S. and foreign privacy, data protection, or data security laws or security standards imposed by our commercial partners, our reputation could be damaged, we could incur substantial additional costs, and we could become subject to litigation or regulatory penalties.
We receive, retain, transmit and otherwise process personal information and other information about our customers and other individuals, including our employees and contractors, and we are subject to increasing legislative, regulatory and customer focus on privacy, data protection, and data security both domestically and internationally. Numerous laws and regulations in the U.S. and in various other jurisdictions in which we operate relate to privacy, data protection, and security, including laws and regulations regarding the collection, processing, storage, sharing, disclosure, use and security of personal information and other data from and about our customers and other individuals. The scope of these laws and regulations is changing, subject to differing interpretations, may be costly to comply with, and may be inconsistent among countries and jurisdictions or conflict with other obligations of ours.
A number of our commercial partners, including credit card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and data security. However, these legal, contractual, and other obligations may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other rules or our practices. Data privacy, data protection, and data security are active areas, with laws and regulations in these areas being frequently proposed, enacted, and amended, and existing laws and regulations subject to differing and evolving interpretations. New laws and regulations in these areas likely will be enacted.
Any failure or perceived failure by us to comply with laws or regulations, our privacy or data protection policies, or other privacy-, data protection-, or information security-related obligations to customers, or other third parties, or any compromise of security that results in the unauthorized disclosure, transfer or use of personal or other information, may result in governmental investigations and enforcement actions, governmental or private litigation, other liability, our loss of the ability to process credit card transactions, or us becoming subject to higher costs for such transactions, or public statements critical of us by consumer advocacy groups, competitors, the media or others that could cause our current or prospective customers to lose trust in us, any of which could have an adverse effect on our business. Additionally, if third-party business partners that we work with, such as vendors, violate applicable laws, our applicable policies or other privacy-, data protection-, or security-related obligations, such violations may also put our customers’ or others’ information at risk and could in turn have an adverse effect on our business. Governmental agencies may also request or take customer data for national security or informational purposes, and also can make data requests in connection with criminal or civil investigations or other matters, which could harm our reputation and our business.
We will continue our efforts to comply with new and increasing privacy, data protection, and information security obligations; however, it is possible that such obligations may require us to expend additional resources, and may be difficult or impossible for us to meet. Any failure to comply with applicable U.S. or foreign privacy, data protection, or data security laws or regulations, any privacy or security standards imposed by our commercial partners, or any other obligations we are or may be become subject to relating to privacy, data protection, or information security, or any allegation or assertion relating to any of the foregoing may result in claims, regulatory investigations and proceedings, private litigation and proceedings, and other liability, all of which may adversely affect our reputation, business, results of operations and financial condition.
Our actual or perceived failure to protect customer information or other personal information or confidential information could result in harm to our business.

Our business and operations involve the storage, transmission and processing of information about our customers, our employees and contractors, our business partners, and others, as well as our own confidential information. We may become the target of cyber-attacks by third parties seeking unauthorized access to any of these types of information or to disrupt our business or operations. Computer malware, viruses, fraudulent sales of frequent flier miles, and general hacking have become more prevalent in our industry. While we have taken steps to protect customer information and other confidential information that we have access to, there can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. We and our third-party service providers may be unable to anticipate attempted security breaches and to implement adequate preventative measures, and our security measures or those of our third-party service providers could be breached, we could suffer data loss, unauthorized access to or use of the systems or networks used in our business and operations, and unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ information. We may also experience security breaches or other incidents that may remain undetected for an extended period. Further, third parties may also conduct attacks designed to disrupt or deny access to the systems and networks used in our business and operations.

Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ information, and may lead to litigation, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer, or be perceived to suffer, security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

Any such actual or perceived security breach or other incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach, address and eliminate vulnerabilities, and to prevent future security breaches or incidents, as well as significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, costs in connection with payment card replacement, and other liabilities. Certain breaches affecting payment card information or the environment in which it is processed may also result in a loss of our ability to process credit cards or increased costs associated with doing so. We have incurred and expect to incur ongoing expenditures in an effort to prevent information security breaches and other security incidents.

We cannot be certain that our insurance coverage will be adequate for information security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.
We are increasingly dependent on technology and automated systems to operate our business.
We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial related transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of important data, loss of revenue and increased costs, and generally harm our business. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our business could be adversely impacted. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from interruptions in our product use as a result of system failures.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.
There are a limited number of qualified employees and personnel in the airline and information technology industry, especially within the Hawai'i market. Due to these limitations, we have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, and the distribution and sale of airline seats. Our reliance on outside vendors may continue to increase in the future.
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
Our customer base is broad and our business activities have significant prominence, particularly in Hawai'i and other destinations we serve. Consequently, negative publicity resulting from real or perceived shortcomings in our customer service, employee relations, business conduct, third-party aircraft components or other events or circumstances affecting our operations could negatively affect the public image of our company and the willingness of customers to purchase services from us, which could affect our financial results.
Additionally, we are exposed to potential losses that may be incurred in the event of an aircraft accident or incident. Any such accident or incident involving our aircraft or an aircraft operated by one of our code-share partners could involve not only the repair or replacement of a damaged aircraft or aircraft parts, and its consequential temporary or permanent loss of revenue, but also significant claims of injured passengers and others. We are required by the DOT to carry liability insurance, and although we currently maintain liability insurance in amounts consistent with the industry, we cannot be assured that our insurance coverage will adequately cover us from all claims and we may be forced to bear substantial losses incurred with an accident. In addition, any aircraft accident or incident could cause a public perception that we are less safe or reliable than other airlines, which would harm our business.
AIRLINE INDUSTRY, REGULATION AND RELATED COSTS RISKS
The airline industry has substantial operating leverage and is affected by many conditions that are beyond its control, which could harm our financial condition and results of operations.
Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried would cause a corresponding decrease in revenue (if not offset by higher fares), and may result in a disproportionately greater decrease in profits. Therefore, any general reduction in airline passenger traffic as a result of any of the following or other factors, which are largely outside of our control, could harm our business, financial condition, and results of operations:

•	decline in general economic conditions;

•	continued threat of terrorist attacks and conflicts overseas;

•	actual or threatened war and political instability;

•	increased security measures or breaches in security;

•	adverse weather and natural disasters;

•	changes in consumer preferences, perceptions, or spending patterns;

•	increased costs related to security and safety measures;

•	increased fares as a result of increases in fuel costs;

•	outbreaks of contagious diseases or fear of contagion; and

•	congestion or major construction at airports and actual or potential disruptions in the air traffic control system.
Our results of operations may be volatile due to the conditions identified above. We cannot ensure that our financial resources will be sufficient to absorb the effects of any of these unexpected factors should they occur.

Our financial results and operations may be negatively affected by the State of Hawai'i's airport modernization plan.
The State of Hawai'i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments of the airports' funding mechanism. Therefore, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, most of whom do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.
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
In addition to extensive government regulations, the airline industry is dependent on certain services provided by government agencies (DOT, FAA, CBP, TSA, etc.). Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may continue to do so in the future.

Federal budget constraints or federally imposed furloughs due to budget negotiation deadlocks may adversely affect our industry, business, results of operations and financial position.
Many of our airline operations are regulated by governmental agencies, including the FAA, the DOT, the CBP, the TSA, and others. If the federal government operations were to experience issues in reaching budgetary consensus in the future resulting in mandatory furloughs and/or other budget constraints, or if a government shutdown were to continue for an extended period of time, our business and results of operations could be materially negatively impacted. The travel behaviors of the flying public could also be affected, which may materially adversely impact our industry and our business.
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
FLEET AND FLEET-RELATED RISKS
We are dependent on our limited number of suppliers for aircraft, aircraft engines and parts.
We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Rolls Royce, Pratt & Whitney) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, which could result in reputational harm, increased parts and maintenance costs, and adverse effects on our financial position and results of operations.
Our agreements to purchase Airbus A321neo aircraft and Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of December 31, 2019, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	1	9	In 2020
B787-9 aircraft	10	10	Between 2021 and 2025
We have made substantial pre-delivery payments for Airbus and Boeing aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. In 2020, we have significant obligations in order to fund our current aircraft orders and we are continuing to evaluate our options to finance these orders via our operating cash flows and debt financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
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
Our share price is subject to fluctuations.
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

Our certificate of incorporation further provides that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2019, we believe we were in compliance with the foreign ownership rules.

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
In the fourth quarter of 2017, we initiated the quarterly issuance of dividends to our stockholders of record. We cannot provide any assurance that we will continue to declare dividends for any fixed period, and the payment of dividends may be suspended or adjusted at any time at our discretion. We will evaluate, on a quarterly basis, the amount and timing of future dividends based on our operating results, financial condition, capital requirements, and general business conditions.
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
As of December 31, 2019, we had $610 million in outstanding debt. Our debt and related covenants could:

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
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2019 and 2018, there were no holdbacks held with our credit card processors.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.    PROPERTIES.
Aircraft
The table below summarizes our total fleet as of December 31, 2018 and 2019, and anticipated fleet as of December 31, 2020 (based on existing agreements):

	December 31, 2018			December 31, 2019			December 31, 2020			Seating Capacity (Per Aircraft)	Simple Average Age (In Years)
Aircraft Type	Leased (4)	Owned	Total	Leased (4)	Owned	Total	Leased (4)	Owned	Total
A330-200	12	12	24	12	12	24	12	12	24	278	6.5
A321-200(1)	2	9	11	2	15	17	2	16	18	189	1.1
767-300(2)	3	1	4	—	—	—	—	—	—	252 - 264	23.3
717-200	5	15	20	5	15	20	5	15	20	128	17.7
ATR 42-500(3)	—	4	4	—	4	4	—	4	4	48	16.7
ATR 72-200(3)	—	3	3	—	3	3	—	3	3	—	26.4
Total	22	44	66	19	49	68	19	50	69

(1)	In 2019, we took delivery of six Airbus A321-200 aircraft. We expect to take delivery of our final Airbus A321-200 aircraft in the first quarter of 2020.

(2)	In the first quarter of 2019, we retired our remaining four Boeing 767-300 aircraft, thereby completing our exit from the fleet.

(3)
The ATR 42-500 and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. The ATR 42-500 turbo prop aircraft are used for passenger operations under a Capacity Purchase Agreement (CPA) with a third-party provider. The ATR 72-200 turboprop aircraft are used for our cargo operations under a CPA.

(4)	Leased aircraft include aircraft under finance and operating leases. See Note 10 to the consolidated financial statements for further discussion regarding our aircraft leases.
At December 31, 2019, we had 11 aircraft on order scheduled for delivery through 2025:

Delivery Year	A321neo Aircraft(1)	B787-9 Aircraft(2)	Total
2020	1	—	1
2021	—	2	2
2022	—	3	3
2023	—	1	1
2024	—	3	3
2025	—	1	1
	1	10	11

(1)
In 2013, we entered into an agreement for the purchase of 16 new Airbus A321neo aircraft with purchase rights for an additional nine aircraft with scheduled for deliveries through early 2020. The Airbus A321neo narrow-body aircraft will be used to complement Hawaiian's existing fleet of wide-body aircraft for travel to and from the West Coast on our North America routes.

(2)
In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled deliveries between 2021 to 2025. These fuel efficient, long-range aircraft will complement our existing fleet of wide-body for long-haul Asia/Pacific and North America routes.

Ground Facilities
Our principal terminal facilities, cargo facilities and hangar and maintenance facilities are located at the Daniel K. Inouye International Airport (HNL). The majority of the facilities at HNL are leased on a month-to-month basis. We are also charged for the use of terminal facilities at other Neighbor Island airports owned by the State of Hawai'i. Some terminal facilities, including gates and holding rooms, are considered by the State of Hawai'i to be common areas and thus are not exclusively controlled by us. We also utilize other State of Hawai'i facilities, including station manager offices, Premier Club lounges, and operations support space.

The table below sets forth the airport locations we utilize pursuant to various agreements as of December 31, 2019:

Name of Airport	Location
Phoenix Sky Harbor International Airport	Phoenix	Arizona
Long Beach Airport	Long Beach	California
Los Angeles International Airport	Los Angeles	California
Oakland International Airport	Oakland	California
Sacramento International Airport	Sacramento	California
San Diego International Airport	San Diego	California
San Francisco International Airport	San Francisco	California
Norman Y. Mineta San Jose International Airport	San Jose	California
Hilo International Airport	Hilo	Hawai'i
Daniel K. Inouye International Airport	Honolulu	Hawai'i
Kahului Airport	Kahului	Hawai'i
Kapalua Airport	Lahaina	Hawai'i
Ellison Onizuka Kona International Airport	Kailua-Kona	Hawai'i
Lana'i Airport	Lana'i	Hawai'i
Lihu'e Airport	Lihu'e	Hawai'i
Moloka'i Airport	Moloka'i	Hawai'i
Boston Logan International Airport	Boston	Massachusetts
McCarran International Airport	Las Vegas	Nevada
John F. Kennedy International Airport	New York	New York
Portland International Airport	Portland	Oregon
Seattle-Tacoma International Airport	Seattle	Washington
Pago Pago International Airport	Pago Pago	American Samoa
Brisbane International Airport	Brisbane	Australia
Sydney International Airport	Sydney	Australia
Haneda International Airport	Tokyo	Japan
Fukuoka International Airport	Fukuoka	Japan
Kansai International Airport	Osaka	Japan
Narita International Airport	Tokyo	Japan
New Chitose International Airport	Sapporo	Japan
Auckland Airport	Auckland	New Zealand
Incheon International Airport	Seoul	South Korea
Faa'a International Airport	Papeete	Tahiti
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
Holders
There were 725 stockholders of record of our common stock as of February 7, 2020, which does not reflect those shares held beneficially or those shares held in "street" name.
Dividends and Other Restrictions
We paid dividends of $22.8 million to shareholders of record during 2019 and $24.2 million during 2018. In January 2020, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2020 to stockholders of record as of February 14, 2020.
Our dividend payments may change from time to time. We cannot provide assurance that we will continue to declare dividends for any fixed period and payment of dividends may be suspended at any time at our discretion.
United States law prohibits non-U.S. citizens from owning more than 25% of the voting interest of a U.S. air carrier or controlling a U.S. air carrier. Our certificate of incorporation prohibits the ownership or control of more than 25% (to be increased or decreased from time to time, as permitted under the laws of the U.S.) of our issued and outstanding voting capital stock by persons who are not "citizens of the U.S." As of December 31, 2019, we believe we are in compliance with the law as it relates to voting stock held by non-U.S. citizens.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table displays information with respect to our repurchases of shares of our common stock during the three months ended December 31, 2019:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
October 1, 2019 - October 31, 2019	260,102	$27.55	260,102
November 1, 2019 - November 30, 2019	173,441	29.87	173,441
December 1, 2019 - December 31, 2019	190,895	30.04	190,895
Total	624,438		624,438	$28.7

(i)
In November 2018, our Board of Directors approved the repurchase of $100 million of our outstanding common stock through December 2020. The stock repurchase program is subject to modification or termination at any time.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

Stockholder Return Performance Graph
The following graph compares cumulative total stockholder return on our common stock, the S&P 500 Index and the AMEX Airline Index from December 31, 2014 to December 31, 2019. The comparison assumes $100 was invested on December 31, 2014 in our common stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

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
Hawaiian Holdings, Inc.
Selected Financial Data

	Year ended December 31,
	2019	2018	2017	2016	2015 (a)
	(in thousands, except per share data)
Summary of Operations:
Operating revenue	$2,832,228	$2,837,411	$2,675,145	$2,432,413	$2,317,467
Operating expenses	2,504,751	2,523,043	2,211,107	2,034,926	1,868,837
Operating income	327,477	314,368	464,038	397,487	448,630
Net Income	223,984	233,200	330,610	224,120	182,646
Net Income Per Common Stock Share:
Basic (b)	$4.72	$4.63	$6.23	$4.19	$3.38
Diluted (b)	4.71	4.62	6.19	4.15	2.98
Cash dividends declared per common share	0.48	0.48	0.12	0.00	0.00
Balance Sheet Items as of December 31:
Total assets (c)	$4,126,624	$3,196,646	$2,873,821	$2,720,346	$2,489,922
Long-term debt and noncurrent finance lease obligations	689,115	608,684	511,201	497,908	677,915

(a)
We adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), as of January 1, 2018, and restated the consolidated financial results as of and for the years ended December 31, 2017 and 2016. Results from periods prior to 2016 have not been restated for the adoption of this standard.

(b)
We recognized a one-time benefit of $83.0 million, or $1.55 per common stock share, during the year ended December 31, 2017 as a result of the Tax Reform Act enacted in December 2017. During the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act and recorded an additional tax benefit of $9.3 million.

(c)
We adopted ASC 842, Leases (ASC 606), as of January 1, 2019 using the transition method that provides for a cumulative adjustment to retained earnings upon adoption. Results from periods prior to 2019 have not been restated. See Note 1 to the consolidated financial statements for additional information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand the Company and its operations and is focused on our 2019 and 2018 financial results, including comparisons of year-over-year performance between these years. Discussion and analysis of our 2017 fiscal year, as well as the year-over-year comparison of our 2018 financial performance to 2017, are located in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 13, 2019.
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
Year in Review
2019 Financial Highlights

•	Operating income of $327 million compared to $314 million in the prior-year period.

•	Pre-tax income of $305 million compared to $301 million in the prior-year period.

•	GAAP net income of $224 million or $4.71 per diluted share compared to $233 million or $4.62 per diluted share in the prior year period.

•	Adjusted net income of $219 million or $4.60 per diluted share compared to $275 million or $5.44 per diluted share in the prior year period.

•	Unrestricted cash and cash equivalents and short-term investments of $619 million compared to $501 million at the end of the prior year period.
See "Non-GAAP Financial Measures" below for our reconciliation of non-GAAP measures.
Outlook
Capacity increases in North America and parts of our International network are expected to continue to increase during the first half of 2020, putting pressure on unit results. We expect our capacity to grow between 7.5% to 10.5% in the first quarter of 2020 as compared to the first quarter of 2019. For the first quarter of 2020, we expect that the aforementioned increases in capacity will result in operating revenue per available seat mile to decrease between 4.5% to 7.5% as compared to the first quarter of 2019. We also expect our operating costs per available seat mile to range between a decrease of 1.7% and a decrease of 4.1% during the first quarter of 2020, while our operating costs per available seat mile excluding fuel will range between a decrease of 1.5% and a decrease of 4.5%.
For 2020, we expect the corporate federal tax rate will result in an all-in book tax rate for us of 26% to 28%.

Selected Consolidated Statistical Data
Below are the operating statistics we use to measure our operating performance.

	Year ended December 31,
	2019		2018		2017
	(in thousands, except as otherwise indicated)
Scheduled Operations (a) :
Revenue passengers flown	11,737		11,830		11,498
Revenue passenger miles (RPM)	17,808,913		17,198,985		16,307,344
Available seat miles (ASM)	20,568,476		20,158,139		18,991,566
Passenger revenue per RPM (Yield)	14.59	¢	15.13	¢	15.25	¢
Passenger load factor (RPM/ASM)	86.6%		85.3%		85.9%
Passenger revenue per ASM (PRASM)	12.63	¢	12.91	¢	13.09	¢
Total Operations (a) :
Revenue passengers flown	11,751		11,840		11,505
RPM	17,826,887		17,206,703		16,316,739
ASM	20,596,711		20,171,911		19,006,682
Operating revenue per ASM (RASM)	13.75	¢	14.07	¢	14.07	¢
Operating cost per ASM (CASM)	12.16	¢	12.51	¢	11.63	¢
CASM excluding aircraft fuel, gain/loss on sale of aircraft, contract terminations expense, and special items (b)	9.54	¢	9.36	¢	9.19	¢
Aircraft fuel expense per ASM (c)	2.62	¢	2.97	¢	2.32	¢
Revenue block hours operated	218,801		208,809		189,881
Gallons of jet fuel consumed	270,001		273,783		259,915
Average cost per gallon of jet fuel (actual) (c)	$2.01		$2.19		$1.69

(a)	Includes the operations of our contract carrier under a CPA. Total Operations includes both scheduled and chartered operations.

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
Operating revenue was $2.83 billion, $2.84 billion and $2.68 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The change in operating revenue in 2019 from 2018 was nominal, down 0.2%, and is discussed below:

2019 vs. 2018
Passenger Revenue
Passenger revenue decreased by $5.0 million, or 0.2%, in 2019, as compared to 2018. Details of this change is described in the table below:

		Increase (Decrease) vs. Year Ended December 31, 2018
	Year Ended December 31, 2019	Passenger Revenue	Yield	RPMs	ASM	PRASM
	(in millions)
Domestic	$1,920.9	$(13.3)	(6.3)%	6.0%	5.2%	(5.6)%
International	676.9	8.3	2.6	(1.4)	(4.2)	5.6
Total scheduled	$2,597.8	$(5.0)	(3.6)%	3.5%	2.0%	(2.2)%
Domestic revenue decreased $13.3 million during 2019 as capacity reductions on short-haul routes outpaced capacity and passenger growth on our longer haul routes combined with a 2.8% decline in average fares. As a result, domestic RPM increased 6.0% during the year ended December 31, 2019.
Domestic ASM were up 5.2% in 2019 as a result of increased operations resulting from the delivery of six additional A321neo aircraft in 2019, bringing our total A321neo fleet to 17 aircraft as of December 31, 2019. During the year, we expanded our operations and now have direct routes between Honolulu, Hawai'i and Boston, Massachusetts (April 2019), Kahului, Hawai'i and Sacramento, California (April 2019), and Kahului, Hawai'i and Las Vegas, Nevada (December 2019). We expanded existing service with an additional daily flight between Honolulu, Hawai'i and San Francisco, California (October 2019).
International revenue increased $8.3 million during the year ended December 31, 2019 as compared to the prior year period driven by a combination of capacity reduction in lower performing routes along with improved loads and average fares.
International ASM were down 4.2% in 2019, largely due to our suspension of service to Beijing, China in late 2018. This reduction was partially offset by the expansion of our operations with a direct route between Honolulu, Hawai'i and Fukuoka, Japan in November 2019. Additionally, in 2019, we received approval from the U.S. Department of Transportation for an additional slot for service to Haneda Airport in Tokyo, Japan, which we expect will commence in 2020.
Other Operating Revenue
Other operating revenue increased by $0.2 million, or 0.1%, in 2019, as compared to 2018, primarily due to an increase in loyalty program revenue of $15.7 million related to brand usage associated with our co-brand credit card partnership with Barclays and other performance obligations through additional card acquisitions and increased spend. Refer to Note 4 in the consolidated financial statements for additional information. Other components within our Other operating revenue line include, but are not limited to, cargo, ground handling and other freight services, which collectively, declined in 2019 by approximately $15.9 million due to reduced volumes.
Operating Expenses
During the year ended December 31, 2019, total operating expense decreased $18.3 million or 0.7% to $2.5 billion as compared to the same period in 2018. The largest components of our operating expenses are wages and benefits provided to our employees and aircraft fuel (including taxes and delivery). Increases (decreases) in operating expenses are detailed below.

	Changes for the year ended December 31, 2019 as compared to year ended December 31, 2018
	$	%
	(in thousands)
Operating expense:
Aircraft fuel, including taxes and delivery	$(56,971)	(9.5)%
Wages and benefits	38,937	5.7
Aircraft rent	(7,057)	(5.6)
Maintenance materials and repairs	10,013	4.2
Aircraft and passenger servicing	6,479	4.1
Commissions and other selling	901	0.7
Depreciation and amortization	19,040	13.6
Other rentals and landing fees	2,719	2.1
Purchased services	(84)	(0.1)
Contract terminations expense	(35,322)	(100.0)%
Other	3,053	2.0
Total	$(18,292)	(0.7)%
Aircraft fuel
The price and availability of aircraft fuel is volatile due to global economic and geopolitical factors that we can neither control nor accurately predict. The decrease in aircraft fuel expense is illustrated in the following table:

	Year Ended December 31,
	2019	2018	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$542,573	$599,544	(9.5)%
Fuel gallons consumed	270,001	273,783	(1.4)%
Average fuel price per gallon, including taxes and delivery	$2.01	$2.19	(8.2)%
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
Economic fuel expense is calculated as follows:

	Year Ended December 31,
	2019	2018	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$542,573	$599,544	(9.5)%
Realized losses (gains) on settlement of fuel derivative contracts	12,403	(25,563)	(148.5)%
Economic fuel expense	$554,976	$573,981	(3.3)%
Fuel gallons consumed	270,001	273,783	(1.4)%
Economic fuel costs per gallon	$2.06	$2.10	(1.9)%
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of our jet fuel costs and related derivative program.
Wages and benefits

Wages and benefits expense increased by $38.9 million, or 5.7%, in 2019, as compared to 2018, primarily driven by increased headcount (up 1.8% in 2019) and pay rate increases for eligible employees.
Maintenance materials and repairs
Maintenance materials and repairs increased $10.0 million, or 4.2%, in 2019, as compared to 2018. On a per ASM basis, maintenance, materials, and repairs expense increased 1.4% as compared to the prior year, primarily attributed to scheduled rate increases on our power by hour contracts.
Depreciation and amortization
Depreciation and amortization increased $19.0 million, or 13.6%, in 2019, as compared to 2018 as a result of our increased capital expenditures in recent years, including the addition of new aircraft, fleet modifications and improvements in information technology infrastructure and enhancements.
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
Nonoperating expense, net
Net nonoperating expense decreased by $9.3 million in 2019, as compared to 2018, primarily attributed to the loss on fuel derivatives of $6.7 million recognized in 2019 as compared to a gain of $5.6 million in 2018. This was offset by a $5.1 million reduction in interest expense and amortization of debt discounts and issuance costs. The reduction in interest expense is attributable to the paydown of our Boeing 717-200 financing obligations offset by the acquisition of $227.9 million (¥24.7 billion) in JPY denominated financing in September 2019 at fixed installment coupon rates of 0.76% and 0.65%, respectively.
Income Tax Expense
Our effective tax rate was 26.6% for 2019, compared with 22.6% for 2018. During the year ended December 31, 2018, we completed our accounting for the effects of the Tax Act providing for a one-time tax benefit, representing a 3.1% pt. decrease to the effective tax rate, and accounting for most of the change in effective tax rate.

Liquidity and Capital Resources
Our primary sources of liquidity are:

•	Our existing cash and cash equivalents and short-term investments of $618.7 million, and our expected cash from operations;

•	Our 30 unencumbered aircraft in our fleet as of December 31, 2019, that could be financed, if necessary; and

•	Our $235.0 million revolving credit facility with no outstanding borrowing. Information about this facility can be found in Note 9 to the consolidated financial statements.
At December 31, 2019, we had $1.4 billion of debt and lease obligations, including $158.4 million classified as current in the Consolidated Balance Sheets. As of December 31, 2019, our current liabilities exceeded current assets by approximately $200.5 million. However, approximately $606.7 million of our current liabilities are related to advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for travel within the next 12 months and do not represent cash outlays. The deficit in working capital does not have an adverse impact to our cash flows, liquidity, or operations.
Cash Flows
Net cash provided by operating activities was $485.1 million and $508.5 million in 2019 and 2018, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. Operating cash outflows are related to the recurring expenses of the airline operations. The operating cash flows for 2019 and 2018 were impacted primarily by our results of operations, adjusted for non-cash items as well as changes in operating assets and liabilities, including, but not limited to, Air traffic liability, Frequent flyer deferred revenue, Accounts receivables and accrued liabilities. Additionally, during 2019, we made a prepayment of $50.0 million to one of our maintenance service providers related to future power by hour services. Net cash provided by operating activities is primarily used to finance capital expenditures, including pre-delivery payments for future aircraft deliveries, repayment of debt and finance lease obligations, fund stock repurchases, pay dividends, and provide working capital.
Cash used in investing activities was $405.2 million and $316.5 million for 2019 and 2018, respectively. Investing activities in 2019 and 2018 included Capital expenditures, primarily related to aircraft and other equipment and the purchases and sales of short-term investments. During 2019, Capital expenditures were $397.4 million, the majority of which were payments for new A321 aircraft delivered to us. This compared with $486.8 million in Capital expenditures during 2018. We currently estimate our 2020 Capital expenditures will range between approximately $220 million to $260 million. During 2019, our purchases and sales of short-term investments resulted in net cash inflow of $11.1 million. During 2018, purchases and sales of short-term investments resulted in net cash outflows of $36.6 million. During 2018, we received proceeds of $46.7 million as a result of the sale of three Boeing 767-300 aircraft and $87.0 million as a result of the completion of the sale and subsequent leaseback of an A330-200 aircraft accounted for as an operating lease.
Net cash used in financing activities was $24.5 million and $115.4 million for 2019 and 2018, respectively. During 2019, we repaid $109.1 million in debt and finance lease obligations, compared with $68.2 million during 2018. During 2019 and 2018, we issued Japanese Yen denominated notes of $227.9 million and $86.5 million, respectively, which are collateralized through a combination of A330-200 and A321neo aircraft. See Note 9 to the consolidated financial statements for further information. We repurchased $68.8 million of our outstanding common stock through authorized share repurchases during 2019, compared with repurchases of $102.5 million in 2018. We also paid $22.8 million in dividends to Shareholders during 2019, compared with $24.2 million in 2018. Although we currently intend to continue paying dividends on a quarterly basis for the foreseeable future, our Board of Directors may change the timing, amount, and payment of dividends on the basis of the results of operations, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors.
Credit Card Holdbacks
Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. These holdbacks, are reported as restricted cash in our Consolidated Balance Sheets. As of December 31, 2019 and 2018, there were no holdbacks held with our credit card processors.
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
Pension and Other Postretirement Benefit Plan Funding
As of December 31, 2019, the excess of the projected benefit obligations over the fair value of plan assets was approximately $207.8 million. We contributed $50.0 million and $30.2 million to our defined benefit pension plans (excluding one-time settlement payments) during 2018 and 2017, respectively. We contributed $3.8 million, $3.6 million, and $3.1 million to our disability plan for 2019, 2018 and 2017, respectively. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements, and the level and timing of asset returns. We have made significant contributions (above the minimum required) to our defined benefit pension and disability plans in the previous years. In 2019, we were not required to, and did not make, contributions to our defined benefit pension plan. In 2020, our minimum required contribution has been estimated to be approximately $17.8 million.
Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a new stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to further modification or termination at any time. We spent $68.8 million (November 2018 program) and $102.5 million (November 2017 & 2018 program) to repurchase and retire approximately 2.5 million shares and 2.8 million shares of our common stock in open market transactions during year ended December 31, 2019 and December 31, 2018, respectively.
The following table displays information with respect to our stock repurchase programs as of December 31, 2019:

(in thousands, except repurchase price)	Share Repurchase Authorization (in '000s)	Weighted Average Repurchase Price	Planned Completion Date	Authorization Remaining (in '000s)
April 2015 Program	$100,000	$25.75	April 2017	Completed April 2017
April 2017 Program	100,000	39.85	May 2019	Completed December 2017
November 2017 Program	100,000	36.71	December 2019	Completed December 2018
November 2018 Program	100,000	27.33	December 2020	$28,700

We declared and paid cash dividends of $22.8 million, $24.2 million, and $6.3 million in 2019, 2018, and 2017, respectively. In January 2020, our Board of Directors declared a $0.12 per share dividend payable on February 28, 2020 to stockholders of record as of February 14, 2020.
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
Contractual Obligations
Our estimated contractual obligations as of December 31, 2019 are summarized in the following table:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Debt obligations, including principal and interest (1)	$676,270	$70,510	$196,659	$123,443	$285,658
Finance lease obligations, including principal and interest (2)	196,600	28,812	54,462	44,976	68,350
Operating leases obligations (2)	774,986	108,369	191,485	162,385	312,747
Aircraft purchase commitments (3)	1,627,611	177,643	745,579	594,214	110,175
Other commitments(4)	492,345	83,130	155,578	122,372	131,265
Projected employee benefit contributions(5)	61,900	15,900	33,700	8,200	4,100
Total contractual obligations	$3,829,712	$484,364	$1,377,463	$1,055,590	$912,295

(1)
Represents scheduled principal and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of December 31, 2019.

(2)	Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding finance and operating leases.

(3)	Refer to aircraft purchase commitments table in Item 2 for additional information about our future aircraft purchases.

(4)
Represents commitments for services provided by third-parties for aircraft maintenance, capacity purchases, IT, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

(5)
Represents estimated contributions to our defined benefit pension and disability plans based on actuarially determined estimates. Amounts are subject to change based on numerous factors, including interest rate levels, the amount and timing of asset returns and the impact of future legislation. We are currently unable to estimate the projected contributions beyond 2025. See "Critical Accounting Policies" below for a discussion of our current year assumption regarding our employee benefit plans.

Capital Commitments
As of December 31, 2019, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	1	9	In 2020
B787-9 aircraft	10	10	Between 2021 and 2025
Pratt & Whitney spare engines:
A321neo spare engines	0	2	N/A
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025
Committed expenditures for these aircraft, engines, and related flight equipment are approximately $178 million in 2020, $312 million in 2021, $433 million in 2022, $244 million in 2023, $350 million in 2024, and $110 million thereafter.
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

•
Change in unrealized losses on foreign debt are based on fluctuations in foreign exchanges rates related to foreign-denominated debt agreements. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•
Loss (gain) on sale of aircraft is the result of adjustments to the final purchase price for three of our Boeing 767-300 aircraft included in a forward sale agreement we entered into in January 2018 and described below. During the twelve months ended December 31, 2018, we recorded a loss of $0.3 million. During the twelve months ended December 31, 2019, we recorded a gain on disposal of Boeing 767-300 aircraft equipment of $1.9 million in conjunction with the retirement of our Boeing 767-300 fleet.

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

	Year Ended December 31,
	2019		2018		2017
	Total	Diluted Per Share	Total	Diluted Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP net income, as reported	$223,984	$4.71	$233,200	$4.62	$330,610	$6.19
Add: impact of tax reform	—	—	—	—	(82,978)	(1.55)
Add: changes in fair value of derivative contracts	(5,694)	(0.13)	19,973	0.39	(3,845)	(0.07)
Add: change in unrealized loss on foreign debt	696	0.02	380	0.01	—	—
Add: loss (gain) on sale of aircraft	(1,948)	(0.04)	309	0.01	—	—
Add: contract terminations expense	—	—	35,322	0.70	—	—
Add: special items
Operating
Loss on sale of aircraft	—	—	—	—	4,771	0.09
Collective bargaining charge	—	—	—	—	18,679	0.35
Nonoperating
Partial settlement and curtailment loss	—	—	—	—	10,384	0.19
Loss on plan termination	—	—	—	—	35,201	0.66
Tax effect of adjustments	1,845	0.04	(14,365)	(0.29)	(23,886)	(0.45)
Adjusted net income	$218,883	$4.60	$274,819	$5.44	$288,936	$5.41
Operating Costs per Available Seat Mile (CASM)
We have separately listed in the table below our fuel costs per ASM and non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use cost metrics that exclude fuel and special items (if applicable) to measure and monitor its costs.

CASM and CASM, excluding fuel, loss (gain) on sale of aircraft, contract terminations expense, and special items, are summarized in the table below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except for CASM figures)
GAAP operating expenses	$2,504,751	$2,523,043	$2,211,107
Less: aircraft fuel, including taxes and delivery	(542,573)	(599,544)	(440,383)
Less: contract terminations expense	—	(35,322)	—
Less: loss (gain) on sale of aircraft	1,948	(309)	—
Less: special items
Loss on sale of aircraft	—	—	(4,771)
Collective bargaining charge	—	—	(18,679)
Adjusted operating expenses—excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items	$1,964,126	$1,887,868	$1,747,274
Available Seat Miles	20,596,711	20,171,911	19,006,682
CASM—GAAP	12.16 ¢	12.51 ¢	11.63 ¢
Less: aircraft fuel, including taxes and delivery	(2.62)	(2.97)	(2.32)
Less: contract terminations expense	—	(0.18)	—
Less: loss (gain) on sale of aircraft	0.00	(0.00)	—
Less: special items
Loss on sale of aircraft	—	—	(0.02)
Collective bargaining charge	—	—	(0.10)
CASM—excluding aircraft fuel, loss on sale of aircraft, contract terminations expense, and special items	9.54 ¢	9.36 ¢	9.19 ¢
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

When available, we utilize the rate implicit in the lease to discount lease payments to present value; however, none of our leases provide a readily determinable implicit rate. Therefore, we estimate our incremental borrowing rate to discount lease payments based on information available at lease commencement. We give consideration to our recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

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
The significant assumptions as of December 31, 2019 are as follows:

Pension:
Discount rate to determine projected benefit obligation	3.38%
Expected return on plan assets	6.91%	^
Postretirement:
Discount rate to determine projected benefit obligation	3.38%
Expected return on plan assets	N/A
Expected health care cost trend rate:
Initial	6.50%
Ultimate	4.75%
Years to reach ultimate trend rate	7
Disability:
Discount rate to determine projected benefit obligation	3.40%
Expected return on plan assets	4.90%	^
N/A      Not Applicable

^	Expected return on plan assets used to determine the net periodic benefit expense for 2020 is 6.76% for the pension plans and 4.90% for the disability plan.
The expected long-term rate of return assumption is developed by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. We believe that our long-term asset allocation on average will approximate the targeted allocation. We periodically review our actual asset allocation and rebalance the pension plan's investments to our targeted allocation when considered appropriate. Pension expense increases as the expected rate of return on plan assets decreases. Lowering the expected long-term rate of return by 100 basis points will have the following effects on our estimated 2020 pension and disability benefit expense recorded in wages and benefits and nonoperating expense:

100 Basis Point Decrease
(in millions)
Increase in estimated 2020 pension expense	$3.5
Increase in estimated 2020 disability benefit expense	0.4
We determine the appropriate discount rate for each of our plans based on current rates on high quality corporate bonds that would generate the cash flow necessary to pay plan benefits when due. The pension and other postretirement benefit liabilities and future expense both increase as the discount rate is reduced. Lowering the discount rate by 100 basis points would have the following effects:

100 Basis Point Decrease
(in millions)
Increase in pension obligation as of December 31, 2019	$54.6
Increase in other postretirement benefit obligation as of December 31, 2019	19.7
Decrease in estimated 2020 pension expense (operating and nonoperating)	(0.6)
Increase in estimated 2020 other postretirement benefit expense (operating and nonoperating)	1.8
The health care cost trend rate is based upon an evaluation of our historical trends and experience taking into account current and expected market conditions. Changes in the assumed current health care cost trend rate by year by 100 basis points would have the following annual effects:

100 Basis Point Increase
(in millions)
Increase in other postretirement benefit obligation as of December 31, 2019	$10.0
Increase in estimated 2020 other postretirement benefit expense (operating and nonoperating)	1.3

100 Basis Point Decrease
(in millions)
Decrease in other postretirement benefit obligation as of December 31, 2019	$8.5
Increase in estimated 2020 other postretirement benefit expense (operating and nonoperating)	0.9

In 2017, we recognized a one-time Other nonoperating special item expense of $10.4 million related to the settlement of a portion of our pilots' other post-retirement medical plan liability, pursuant to which the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots and to replace the benefit with a health retirement account (HRA) managed by ALPA. We evaluated the accounting for the transaction in accordance with ASC 715-60 Compensation-Retirement Benefits - Defined Benefit Plans-Other Postretirement and determined that it represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan.
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
In 2019, the Company changed its accounting estimate for the expected useful life of its Boeing 717-200 aircraft from a range of 7 to 11 years to 15 to 16 years. The change in estimate was applied prospectively effective October 1, 2019 and does not have a material impact on current and/or future reporting periods.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to market risk exposure related to commodity (fuel) prices, interest rates, and foreign currency exchange rates. The adverse effects of potential changes in these market risks are discussed below. In an effort to manage our exposure to these risks, we may enter into derivative contracts from time to time and may revise our derivative portfolio as market conditions change.
The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions we might undertake to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel
Aircraft fuel costs constitute a significant portion of our operating expense. Fuel costs represented 22% of our operating expenses for the year ended December 31, 2019. Approximately 70% of our fuel is based on Singapore jet fuel prices, 25% is based on U.S. West Coast jet fuel prices, and 5% on other jet fuel prices. We periodically enter into derivative financial instruments to manage our exposure to changes in the price of jet fuel. As of December 31, 2019, we hedged approximately 35% of our projected fuel requirements for 2020. A one cent increase in the cost of a gallon of jet fuel would result in approximately $2.8 million of additional annual fuel expense.
Interest Rates
Our exposure to market risk associated with changes in interest rates is primarily associated with our long-term debt obligations. At December 31, 2019, we had $774.1 million of fixed-rate debt obligations. We have no variable-rate debt outstanding as of December 31, 2019. Market risk associated with our fixed rate long-term debt relates to the potential reduction in fair value from an increase in interest rates. An increase of 100 basis points in average annual interest rates would have decreased the estimated fair value of our fixed-rate long-term debt by $52.6 million at December 31, 2019.
Foreign Currency
We have exposure to market risk associated with changes in foreign currency exchange rates because we generate sales, incur expenses, and have debt denominated and paid in foreign currencies, predominantly in Japanese Yen and to a lesser extent, the Australian Dollar.
To manage exchange rate risk, we transact our international sales and expenditures in the same foreign currency, to the extent practical. Additionally, our Yen denominated debt serves as a natural hedge against the volatility of exchange rates against cash inflows. We also have an established foreign currency derivative program, where we periodically enter into foreign currency forward contracts. At December 31, 2019, the fair value of our foreign currency forwards reflected a net asset position of $3.8 million in the consolidated balance sheet. We estimate that a 10% depreciation or appreciation in the U.S. dollar, relative to the Japanese Yen and Australian Dollar, would result in a change in annual pretax income, excluding the the impact of foreign currency hedges, of approximately $20.5 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Hawaiian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hawaiian Holdings, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the PCAOB, the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of the new lease standard. The Company adopted the new lease standard using a modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Calculation and recognition of frequent flyer deferred revenue
Description of the Matter
At December 31, 2019, the frequent flyer deferred revenue liability was $350 million. Included in this obligation are revenues deferred from the sale of HawaiianMiles to partners, principally those under co-branded credit card arrangements and the value of miles earned by passengers for flights. As discussed in Note 1 to the consolidated financial statements, consideration from the sale of tickets is allocated between performance obligations; primarily travel and miles earned by passengers in the HawaiianMiles program. The allocated value of miles earned is deferred until free travel or other awards are used by the passenger, at which time, the value is recognized as revenue. The value of a ticket used in determination of the estimated selling price is based on the historical value of equivalent flights provided for loyalty awards and the related miles redeemed to obtain those awards adjusted for a breakage factor.

Auditing the frequent flyer deferred revenue was complex and highly judgmental due to significant estimation required in determining the value of loyalty awards. In particular, the amount of revenue allocated to the loyalty awards performance obligation is sensitive to estimated breakage.

How We Addressed the Matter in Our Audit
We tested internal controls that address the risks of material misstatement related to the measurement and valuation of the frequent flyer deferred revenue balance. For example, we tested controls over management’s review of significant assumptions and data inputs used in the calculation of estimated breakage rates.

To test the amount of revenue allocated to the loyalty performance obligation, our audit procedures included, among others, evaluating the methodology, significant assumptions, and underlying data utilized by the Company. We evaluated the methodology employed by management in their calculation of breakage for consistency with prior reporting periods and appropriateness based on the applicable accounting framework. We performed an analysis over the sensitivity of the deferred revenue balance to variations in the underlying data. For example, we modified the breakage rate to identify material fluctuations in the amount of revenue allocated to the loyalty performance obligation.

Further, we involved a valuation specialist to assist with our procedures. The procedures performed included evaluating the methodology and assumptions used by management to develop the breakage estimate using company-specific and industry information, as well as a comparison to the assumptions made in prior periods. We also tested the completeness and accuracy of the underlying data provided to management’s specialist.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1999.

Honolulu, Hawai‘i
February 12, 2020

Hawaiian Holdings, Inc.
Consolidated Statements of Operations
For the Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands, except per share data)
Operating Revenue:
Passenger	$2,597,772	$2,602,793	$2,486,827
Other	234,456	234,618	188,318
Total	2,832,228	2,837,411	2,675,145
Operating Expenses:
Wages and benefits	723,656	684,719	632,997
Aircraft fuel, including taxes and delivery	542,573	599,544	440,383
Aircraft rent	118,904	125,961	137,764
Maintenance materials and repairs	249,772	239,759	219,553
Aircraft and passenger servicing	164,275	157,796	144,853
Commissions and other selling	130,216	129,315	126,750
Depreciation and amortization	158,906	139,866	113,277
Other rentals and landing fees	129,622	126,903	116,763
Purchased services	131,567	131,651	110,787
Contract terminations expense	—	35,322	—
Special items	—	—	23,450
Other	155,260	152,207	144,530
Total	2,504,751	2,523,043	2,211,107
Operating Income	327,477	314,368	464,038
Nonoperating Income (Expense):
Other nonoperating special items	—	—	(45,585)
Interest expense and amortization of debt discounts and issuance costs	(27,864)	(33,001)	(30,901)
Interest income	12,583	9,242	6,132
Capitalized interest	4,492	7,887	8,437
Other components of net periodic benefit cost, excluding settlements	(3,864)	(825)	(16,713)
Gains (losses) on fuel derivatives	(6,709)	5,590	3,312
Other, net	(1,119)	(2,103)	2,101
Total	(22,481)	(13,210)	(73,217)
Income Before Income Taxes	304,996	301,158	390,821
Income tax expense	81,012	67,958	60,211
Net Income	$223,984	$233,200	$330,610
Net Income Per Common Stock Share:
Basic	$4.72	$4.63	$6.23
Diluted	$4.71	$4.62	$6.19
Weighted Average Number of Common Stock Shares Outstanding:
Basic	47,435	50,338	53,074
Diluted	47,546	50,488	53,413
Cash Dividends Declared Per Common Share	$0.48	$0.48	$0.12

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
For the Years ended December 31, 2019, 2018 and 2017

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net Income	$223,984	$233,200	$330,610
Other Comprehensive Income (Loss), net:
Net change related to employee benefit plans, net of tax benefit of $4,349 and $2,414 for 2019 and 2018, respectively, and net of tax expense of $22,321 for 2017	(12,173)	(7,243)	34,249
Net change in derivative instruments, net of tax expense of $21 and $586 for 2019 and 2018, respectively, and tax benefit of $3,548 for 2017	24	1,799	(5,822)
Net change in available-for-sale investments, net of tax expense of $459 and $25 for 2019 and 2018, respectively, and tax benefit of $120 for 2017	1,406	78	(198)
Total Other Comprehensive Income (Loss)	(10,743)	(5,366)	28,229
Total Comprehensive Income	$213,241	$227,834	$358,839

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
December 31, 2019 and 2018

	2019	2018
	(in thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$373,056	$268,577
Short-term investments	245,599	232,241
Accounts receivable, net	97,380	111,834
Income taxes receivable	64,192	—
Spare parts and supplies, net	37,630	33,942
Prepaid expenses and other	56,849	58,573
Total	874,706	705,167
Property and equipment, net	2,316,772	2,185,111
Other Assets:
Operating lease right-of-use assets	632,545	—
Long-term prepayments and other	182,438	185,556
Intangible assets, net	13,500	14,149
Goodwill	106,663	106,663
Total Assets	$4,126,624	$3,196,646
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$148,748	$143,146
Air traffic liability and current frequent flyer deferred revenue	606,684	603,736
Other accrued liabilities	161,430	158,154
Current maturities of long-term debt, less discount	53,273	78,950
Current maturities of finance lease obligations	21,857	22,147
Current maturities of operating leases	83,224	—
Total	1,075,216	1,006,133
Long-Term Debt	547,254	378,352
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	141,861	230,332
Noncurrent operating leases	514,685	—
Accumulated pension and other postretirement benefit obligations	203,596	182,620
Other liabilities and deferred credits	97,434	119,826
Noncurrent frequent flyer deferred revenue	175,218	163,619
Deferred tax liability, net	289,564	167,770
Total	1,422,358	864,167
Commitments and Contingent Liabilities
Shareholders' Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share, 46,121,859 and 48,540,280 shares issued and outstanding as of December 31, 2019 and 2018, respectively	461	485
Capital in excess of par value	135,651	128,448
Accumulated income	1,049,567	912,201
Accumulated other comprehensive loss, net	(103,883)	(93,140)
Total	1,081,796	947,994
Total Liabilities and Shareholders' Equity	$4,126,624	$3,196,646

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
For the Years ended December 31, 2019, 2018 and 2017

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
			(in thousands)
Balance at December 31, 2016	$534	$—	$127,266	$568,760	$(103,493)	$593,067
Net Income	—	—	—	330,610	—	330,610
Dividends declared on common stock	—	—	—	(6,261)	—	(6,261)
Other comprehensive income	—	—	—	—	28,229	28,229
Issuance of 247,852 shares of common stock, net of shares withheld for taxes	3	—	(7,535)	—	—	(7,532)
Repurchase and retirement of 2,509,633 shares common stock	(25)	—	—	(99,975)	—	(100,000)
Share-based compensation expense	—	—	7,012	—	—	7,012
Balance at December 31, 2017	$512	$—	$126,743	$793,134	$(75,264)	$845,125
Net Income	—	—	—	233,200	—	233,200
Dividends declared on common stock	—	—	—	(24,171)	—	(24,171)
Other comprehensive loss	—	—	—	—	(5,366)	(5,366)
Issuance of 182,843 shares of common stock, net of shares withheld for taxes	1	—	(3,645)	—	—	(3,644)
Repurchase and retirement of 2,816,016 shares common stock	(28)	—	—	(102,472)	—	(102,500)
Share-based compensation expense	—	—	5,350	—	—	5,350
Cumulative effect of accounting change (ASU 2018-02)	—	—	—	12,510	(12,510)	—
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	223,984	—	223,984
Dividends declared on common stock	—	—	—	(22,774)	—	(22,774)
Other comprehensive loss	—	—	—	—	(10,743)	(10,743)
Issuance of 97,263 shares of common stock, net of shares withheld for taxes	1	—	(1,050)	—	—	(1,049)
Repurchase and retirement of 2,515,684 shares common stock	(25)	—	—	(68,744)	—	(68,769)
Share-based compensation expense	—	—	8,253	—	—	8,253
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of December 31, 2019 and 2018.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of December 31, 2019 and 2018.
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Cash Flows
For the Years ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands)
Cash Flows From Operating Activities:
Net Income	$223,984	$233,200	$330,610
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	649	1,038	1,224
Depreciation and amortization of property and equipment	158,714	139,401	112,627
Deferred income taxes, net	124,068	35,433	(1,095)
Stock compensation	8,253	5,349	7,286
Loss on termination of lease	—	(1,201)	—
Amortization of debt discounts and issuance costs	2,976	4,482	5,252
Employer contributions to pension and other postretirement plans	(7,169)	(56,663)	(153,959)
Pension and postretirement benefit cost	12,120	9,350	29,580
Partial settlement and curtailment loss	—	—	45,585
Change in unrealized (gain) loss on fuel derivative contracts	(5,694)	19,973	(3,845)
Foreign currency debt remeasurement loss	493	380	—
Other, net	2,564	8,610	11,170
Changes in operating assets and liabilities:
Accounts receivable, net	(24,756)	21,132	(40,782)
Income taxes receivable	19,605	—	—
Spare parts and supplies, net	(8,767)	(4,701)	(21,964)
Prepaid expenses and other current assets	3,662	(149)	1,915
Accounts payable	6,244	2,926	21,964
Air traffic liability	(3,071)	7,830	57,474
Other accrued liabilities	(43,034)	18,329	(24,629)
Frequent flyer deferred revenue	17,618	20,668	28,662
Other assets and liabilities, net	(3,319)	43,121	(75,940)
Net cash provided by operating activities	485,140	508,508	331,135
Cash Flows From Investing Activities:
Additions to property and equipment, including pre-delivery deposits	(397,421)	(486,777)	(341,515)
Proceeds from purchase assignment and leaseback transactions	—	87,000	33,000
Proceeds from disposition of equipment	9,595	46,714	941
Purchases of investments	(312,768)	(210,836)	(231,393)
Sales of investments	301,662	247,423	244,261
Other	(6,275)	—	—
Net cash used in investing activities	(405,207)	(316,476)	(294,706)
Cash Flows From Financing Activities:
Long-term borrowings	227,889	86,500	—
Repayments of long-term debt and finance lease obligations	(109,128)	(68,245)	(61,486)
Dividend payments	(22,774)	(24,171)	(6,261)
Repurchases of common stock	(68,769)	(102,500)	(100,000)
Debt issuance costs	(1,623)	(3,350)	(188)
Payment for taxes withheld for stock compensation	(1,049)	(3,642)	(7,532)
Net cash provided by (used in) financing activities	24,546	(115,408)	(175,467)
Net increase in cash and cash equivalents	104,479	76,624	(139,038)
Cash, cash equivalents, and restricted cash—Beginning of Year	268,577	191,953	330,991
Cash, cash equivalents, and restricted cash—End of Year	$373,056	$268,577	$191,953

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
The Company reclassified certain prior period amounts to conform to current period presentation. Unless otherwise noted, all amounts disclosed are stated before consideration of income taxes.
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
Short Term Investments
Investments with original maturities greater than three months and remaining maturities less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All short-term investments, which consists of debt securities, are classified as available-for-sale, and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in accumulated other comprehensive income (loss).
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

The following table summarizes our property and equipment:

	2019	2018
	(in thousands)
Flight equipment	$2,622,504	$2,307,033
Pre-delivery deposits on flight equipment	90,788	119,957
Other property and equipment	366,024	421,582
	3,079,316	2,848,572
Less accumulated depreciation and amortization	(762,544)	(663,461)
Total property and equipment, net	2,316,772	2,185,111

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Estimated useful lives and residual values of property and equipment are as follows:

Boeing 717-200 aircraft and engines	15-16 years, 5 - 34% residual value
Airbus A330-200 aircraft and engines	25 years, 10% residual value
Airbus A321neo aircraft and engines	25 years, 10% residual value
ATR turboprop aircraft and engines	10 years, 15% residual value
Flight and ground equipment under finance lease	Shorter of lease term or useful life
Major rotable parts	Average lease term or useful life for related aircraft, 10% - 15% residual value
Improvements to leased flight equipment and the cargo maintenance hangar	Shorter of lease term or useful life
Facility leasehold improvements	Shorter of lease term, including assumed lease renewals when renewal is economically compelled at key airports, or useful life
Furniture, fixtures and other equipment	3 - 7 years, no residual value
Capitalized software	3 - 7 years, no residual value

In January 2019, the Company completed the exit and retirement of its Boeing 767-300 aircraft fleet.
In 2019, the Company changed its accounting estimate for the expected useful life of its Boeing 717-200 aircraft from a range of 7 to 11 years to 15 to 16 years. The change in estimate was applied prospectively effective October 1, 2019 and does not have a material impact on current and/or future reporting periods.
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
Aircraft under finance leases are recorded at an amount equal to the present value of minimum lease payments utilizing the Company's incremental borrowing rate at lease inception and amortized on a straight-line basis over the lesser of the remaining useful life of the aircraft or the lease term. The amortization is recorded in depreciation and amortization expense on the Consolidated Statement of Operations. Accumulated amortization of aircraft and other finance leases was $103.7 million and $90.5 million as of December 31, 2019 and 2018, respectively.
The Company capitalizes certain costs related to the acquisition and development of computer software and amortizes these costs using the straight-line method over the estimated useful life of the software. The net book value of computer software, which is included in Other property and equipment on the consolidated balance sheets, was $33.9 million and $27.9 million at December 31, 2019 and 2018, respectively. The value of construction in progress, primarily consisting of aircraft in 2019 and 2018, which is included in property and equipment on the consolidated balance sheets, was $26.5 million and $47.3 million as of December 31, 2019 and 2018, respectively. Amortization expense related to computer software was $17.5 million, $14.6 million and $12.3 million for the years ended December 31, 2019, 2018, and 2017 respectively.
Aircraft Maintenance and Repair Costs
Maintenance and repair costs for owned and leased flight equipment, including the overhaul of aircraft components, are charged to operating expenses as incurred. Engine overhaul costs covered by power-by-the-hour arrangements are paid and expensed as incurred or expensed on a straight-line basis and are based on the amount of hours flown per contract. Under the terms of these power-by-the-hour agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. As of December 31, 2019 and 2018, the Company had approximately $100.7 million and $95.0 million, respectively in prepayments to one of its power-by-the-hour vendors, which is recoverable over the next three years.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Maintenance reserve payments that are expected to be recovered from lessors are recorded as deposits in the Consolidated Balance Sheets as an asset until it is less than probable that any portion of the deposit is recoverable. In addition, payments of maintenance reserves that are not substantially and contractually related to the maintenance of the leased assets are accounted for as lease payments. In order to properly account for the costs that are related to the maintenance of the leased asset, the Company bifurcates its maintenance reserves between deposits and lease payments.
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
Revenue Recognition
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Frequent Flyer Program
HawaiianMiles, Hawaiian's frequent flyer travel award program, provides a variety of awards to program members based on accumulated mileage. ASC 606 requires the Company to account for miles earned by passengers in the HawaiianMiles program through flight activity as a component of the passenger revenue ticket transaction at the estimated selling price of the miles. Ticket consideration received is allocated between the performance obligations, primarily travel and miles earned by passengers. The allocated value of the miles is deferred until the free travel is used by the passenger, at which time it is included in revenue. The value of the ticket used in the determination of the estimated selling price is based on the historical value of equivalent flights to those provided for loyalty awards and the related miles redeemed to obtain that award adjusted for breakage or fulfillment. The equivalent ticket value (ETV) includes a fulfillment discount (breakage) to reflect the value of the award ticket over the number of miles that, based on historical experience, will be needed to obtain the award. Our estimate of ETV takes into consideration quantitative and qualitative factors, such as program changes and fares of similar tickets, and consideration of cabin class and geographic region.

The Company also sells mileage credits to companies participating in our frequent flyer program. These contracts generally include multiple performance obligations, including the transportation that will ultimately be provided when the mileage credits are redeemed and marketing and brand related activities. The marketing and brand performance obligations are effectively provided each time a HawaiianMiles members uses the co-branded credit card and monthly access to customers lists and marketing is provided, which corresponds to the timing of when the Company issues or is obligated to issue the mileage credits to the HawaiianMiles member. Therefore, the Company recognize revenue for the marketing and brand performance obligation when HawaiianMiles members use their co-brand credit card and the resulting mileage credits are issued to them, which best correlates with our performance in satisfying the obligation.

In 2018, the Company amended its partnership with Barclaycard US, Hawaiian's co-branded credit card partner. Management determined that the amendment should be accounted for as a termination of the existing contract and the creation of a new contract under ASC 606 and the relative selling price was determined for each performance obligation of the new agreement. The new agreement continues through 2024 and includes improved economics and enhanced product offerings for our Barclay's co-branded cardholders. The amended agreement did not change, and includes the following performance obligations; (i) transportation that will ultimately be provided when mileage credits are redeemed (transportation), (ii) the Hawaiian Airlines brand and access to its members lists (collectively, brand performance), (iii) marketing, and (iv) airline benefits to cardholders, including discounts and anniversary travel benefits, baggage waivers and inflight purchase credits. The Company determined the relative fair value of each performance obligation by estimating the selling prices of the deliverables by considering discounted cash flows using multiple inputs and assumptions, including: (1) the expected number of miles to be awarded and redeemed; (2) the estimated weighted average equivalent ticket value, adjusted by a fulfillment discount; (3) the estimated total annual cardholder spend; (4) an estimated royalty rate for the Hawaiian portfolio; and (5) the expected use of each of the airline benefits. The overall consideration received is allocated to the performance obligations based on their relative selling prices.

Accounting for frequent flyer revenue involves the use of various techniques to estimate revenue. To determine the total estimated transaction price, the Company forecasts future credit card activity based on historical data. The relative selling price is determined using management’s estimated standalone selling price of each performance obligation. The objective of using the estimated selling price based methodology is to determine the price at which the Company would transact a sale if the product or service were sold on a standalone basis. Accordingly, the Company determines our best estimate of selling price by considering multiple inputs and methods including, but not limited to, discounted cash flows, brand value, number of miles awarded and number of miles redeemed. The Company estimates the selling price of miles using an ETV adjusted for a fulfillment discount as described above.

Miles expire after 18 months of member account inactivity. The Company reviews its breakage estimates, which impacts ETV and loyalty recognition patterns, annually based upon the latest available information regarding redemption and expiration patterns (e.g., credit card and non-credit card holders). The Company's estimate of the expected expiration of miles requires

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

significant management judgment. Current and future changes to expiration assumptions or to the expiration policy, or to program rules and program could affect the estimated value of a mile.
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
Costs to obtain or fulfill a contract
In order for the Company to provide transportation to its customers, the Company incurs fulfillment costs (booking fees, credit card fees, and commission/selling costs), which are deferred until the period in which the flight occurs. As of December 31, 2019 and 2018, the Company's asset balance associated with these costs were $15.7 million and $16.3 million, respectively. During the twelve months ended December 31, 2019, 2018, and 2017, expenses related to these costs totaled to $91.0 million, $96.0 million, and $95.5 million, respectively. To determine the amount to capitalize and expense at the end of each period, the Company uses historical sales data and estimates the amount associated with unflown tickets.
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
Advertising Costs
Advertising costs are expensed when incurred. Advertising expense was $22.3 million, $19.3 million and $16.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the accounting treatment of the Company's derivative contracts:

Derivative Type	Accounting Designation	Classification of Realized Gains and Losses	Classification of Unrealized Gains (Losses)
Foreign currency exchange contracts	Designated as cash flow hedges	Passenger revenue	AOCI
Fuel hedge contracts	Not designated as hedges	Gains (losses) on fuel derivatives	Change in fair value is recorded in nonoperating income (expense)
Foreign currency exchange contracts	Not designated as hedges	Nonoperating income (expense), Other	Change in fair value is recorded in nonoperating income (expense)

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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (ASU 2016-02), which was subsequently codified within ASC 842, Leases. ASC 842 requires a lessee to recognize a right-of-use asset and a lease liability in the statement of financial position for all leases (with the exception of short-term leases) at the lease commencement date and recognize expenses similar to the current ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods beginning after December 15, 2018.

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

The adoption of the ASC 842 had a significant impact on the Company's consolidated balance sheet due to the recognition of approximately $603.9 million of operating lease liabilities and ROU assets for operating leases of $649.3 million. Additionally, the Company recognized a $4.9 million (net of tax of $1.6 million) cumulative effect adjustment credit to retained earnings.

The adjustment to retained earnings was driven principally by ASC 842's elimination of the previous build-to-suit lease accounting guidance under ASC 840, and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. ASC 842 then required the application of lease accounting to the agreement, which resulted in an operating lease. This resulted in the recognition of a ROU asset, inclusive of building costs incurred by the Company to place the asset into service, of $124.7 million, and a lease liability of $90.8 million.

The Consolidated Financial Statements as of and for the twelve months ended December 31, 2019 are presented under the new standard, while comparative periods presented are not adjusted and continue to be reported in accordance with our historical accounting policy. See Note 10 for additional information.

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Accumulated Other Comprehensive Loss
Reclassifications out of accumulated other comprehensive loss by component is as follows:

	Year ended December 31,
Details about accumulated other comprehensive loss components	2019	2018	2017	Affected line items in the statement where net income is presented
	(in thousands)
Derivatives designated as hedging instruments under ASC 815
Foreign currency derivative gains, net	$(5,307)	$(1,380)	$(2,391)	Passenger revenue
Total before tax	(5,307)	(1,380)	(2,391)
Tax expense	2,616	339	906
Total, net of tax	$(2,691)	$(1,041)	$(1,485)
Amortization of defined benefit pension items
Actuarial loss	$3,201	$2,708	$8,792	Nonoperating Income (Expense), Other, net
Prior service cost	225	225	254	Nonoperating Income (Expense), Other, net
Partial settlement and curtailment loss	—	—	10,384	Other nonoperating special items
Loss on plan termination	—	—	35,201	Other nonoperating special items
Total before tax	3,426	2,933	54,631
Tax benefit	(902)	(671)	(21,519)
Total, net of tax	$2,524	$2,262	$33,112
Short-term investments
Realized (gain) loss on sales of investments, net	(192)	107	(32)	Nonoperating Income (Expense), Other, net
Total before tax	(192)	107	(32)
Tax expense	47	(26)	12
Total, net of tax	(145)	81	(20)
Total reclassifications for the period	$(312)	$1,302	$31,607

A rollforward of the amounts included in accumulated other comprehensive loss, net of taxes, is as follows:

Year ended December 31, 2019	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,317	$(95,855)	$(602)	$(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	2,715	(14,697)	1,551	(10,431)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,691)	2,524	(145)	(312)
Net current-period other comprehensive income (loss), net of tax	24	(12,173)	1,406	(10,743)
Ending balance	$3,341	$(108,028)	$804	$(103,883)

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2018	Foreign Currency Derivatives	Defined Benefit Pension Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$1,249	$(75,953)	$(560)	$(75,264)
Reclassification of stranded tax effects (a)	269	(12,659)	(120)	(12,510)
Other comprehensive income (loss) before reclassifications, net of tax	2,840	(9,505)	(3)	(6,668)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,041)	2,262	81	1,302
Net current-period other comprehensive income (loss), net of tax	1,799	(7,243)	78	(5,366)
Ending balance	$3,317	$(95,855)	$(602)	$(93,140)

(a) Amounts represent the reclassification from AOCI to Retained Earnings for the stranded tax effect resulting from the enactment of the Tax Act and adoption of ASU 2018-02.

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
Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Antidilutive common stock equivalents excluded from the diluted earnings per share calculation are not material. The following table shows our computation of basic and diluted earnings per share:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except for per share data)
Numerator:
Net Income	$223,984	$233,200	$330,610
Denominator:
Weighted average common shares outstanding—Basic	47,435	50,338	53,074
Assumed exercise of stock options and awards	111	150	339
Weighted average common shares outstanding—Diluted	47,546	50,488	53,413
Net Income Per Common Stock Share:
Basic	$4.72	$4.63	$6.23
Diluted	$4.71	$4.62	$6.19

4. Revenue Recognition
Passenger & Other revenue - The Company’s contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company often charges additional fees for items such as baggage and other miscellaneous ancillary services. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights, is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost in other revenue. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$2,057,650	$2,071,861	$1,976,971
Pacific	774,578	765,550	698,174
Total operating revenue	$2,832,228	$2,837,411	$2,675,145

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and, therefore, have not been allocated to specific geographic regions. Domestic revenue includes the company's North America and Interisland operations. During the years ended December 31, 2019, 2018, and 2017, North America routes accounted for approximately 74%, 71% and 71% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Year Ended December 31,
	2019	2018	2017
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$2,440,909	$2,454,811	$2,351,062
Frequent flyer revenue, transportation component	156,863	147,982	135,765
Passenger Revenue	$2,597,772	$2,602,793	$2,486,827

Other revenue (e.g. cargo and other miscellaneous)	$147,237	$163,140	$142,172
Frequent flyer revenue, marketing and brand component	87,219	71,478	46,146
Other Revenue	$234,456	$234,618	$188,318

For the twelve months ended December 31, 2019, 2018, and 2017, the Company's total revenue was $2.8 billion, $2.8 billion, and $2.7 billion, respectively. As of December 31, 2019 and 2018, the Company's Air traffic liability balance as it relates to passenger tickets (excluding frequent flyer) was $425.1 million and $427.8 million, respectively, which represents future revenue that is expected to be realized over the next 12 months. During the twelve months ended December 31, 2019, 2018, and 2017, the amount of revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $424.2 million, $421.0 million, and $363.9 million, respectively.
Frequent Flyer Revenue.
The Company's frequent flyer liability is recorded in Air traffic liability (short-term) and Noncurrent frequent flyer deferred revenue in the Company's consolidated balance sheet based on estimated and expected redemption patterns using historical data and analysis. As of December 31, 2019 and 2018, the balances were as follows:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	As of December 31,
	2019	2018
	(in thousands)
Air traffic liability (current portion of frequent flyer deferred revenue)	$174,588	$168,570
Noncurrent frequent flyer deferred revenue	175,218	163,619
Total frequent flyer liability	$349,806	$332,189

5. Short-Term Investments

Debt securities that are not classified as cash equivalents are classified as available-for-sale investments and are stated at fair value. Realized gains and losses on sales of investments are reflected in nonoperating income (expense).

The following is a summary of short-term investments held as of December 31, 2019 and 2018:

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$99,793	$925	$(5)	$100,713
U.S. government and agency securities	75,334	235	(88)	75,481
Other fixed income securities	69,405	—	—	69,405
Total short-term investments	$244,532	$1,160	$(93)	$245,599

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Corporate debt	$142,748	$49	$(695)	$142,102
U.S. government and agency securities	37,163	3	(59)	37,107
Municipal bonds	9,903	—	(32)	9,871
Other fixed income securities	43,183	2	(24)	43,161
Total short-term investments	$232,997	$54	$(810)	$232,241

Contractual maturities of short-term investments as of December 31, 2019 are shown below.

	Under 1 Year	1 to 5 Years	Total
	(in thousands)
Corporate debt	$29,639	$71,074	$100,713
U.S. government and agency securities	29,963	45,518	75,481
Other fixed income securities	69,405	—	69,405
Total short-term investments	$129,007	$116,592	$245,599

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

Level 3 - Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$216,491	$205,943	$10,548	$—
Short-term investments
Corporate debt	100,713	—	100,713	—
U.S. government and agency securities	75,481	—	75,481	—
Other fixed income securities	69,405	—	69,405	—
Total short-term investments	245,599	—	245,599	—
Fuel derivative contracts	5,878	—	5,878	—
Foreign currency derivatives	4,424	—	4,424	—
Total assets measured at fair value	$472,392	$205,943	$266,449	$—
Foreign currency derivatives	593	—	593	—
Total liabilities measured at fair value	$593	$—	$593	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$121,154	$42,175	$78,979	$—
Short-term investments
Corporate debt	142,102	—	142,102	—
U.S. government and agency securities	37,107	—	37,107	—
Municipal bonds	9,871	—	9,871	—
Other fixed income securities	43,161	—	43,161	—
Total short-term investments	232,241	—	232,241	—
Fuel derivative contracts	1,572	—	1,572	—
Foreign currency derivatives	4,579	—	4,579	—
Total assets measured at fair value	$359,546	$42,175	$317,371	$—
Foreign currency derivatives	1,347	—	1,347	—
Total liabilities measured at fair value	$1,347	$—	$1,347	$—

Cash equivalents.  The Company’s Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets. Level 2 cash equivalents consist primarily of debt securities. The fair value of these instruments is based on a market approach using prices generated by market transactions involving identical or comparable assets.

Short-term investments.  Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Fuel derivative contracts.  Fuel derivative contracts, which are not traded on a public exchange, are valued based on inputs available or derived from public markets including contractual terms, market prices, yield curves, fuel price curves and measures of volatility, among others.

Foreign currency derivatives.  Foreign currency derivatives are valued based primarily on data readily observable in public markets.
The table below presents the Company's debt measured at fair value:

Fair Value of Debt
December 31, 2019					December 31, 2018
Carrying Amount	Fair Value				Carrying Amount	Fair Value
	Total	Level 1	Level 2	Level 3		Total	Level 1	Level 2	Level 3
(in thousands)					(in thousands)
$610,397	$605,286	$—	$—	$605,286	$467,760	$461,805	$—	$—	$461,805

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
Fuel Risk Management
The Company's operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. The Company uses a combination of derivative contracts to hedge its aircraft fuel expense. As of December 31, 2019, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Consolidated Statements of Operations.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Gains (losses) realized at settlement	$(12,403)	$25,563	$(534)
Prior period unrealized amounts	8,181	(11,792)	(7,946)
Unrealized gains (losses) that will settle in future periods	(2,487)	(8,181)	11,792
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(6,709)	$5,590	$3,312

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
The Company believes that its foreign currency forward contracts will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $3.8 million into earnings over the next 12 months from AOCI based on the values at December 31, 2019.
The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Consolidated Balance Sheets.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Derivative positions as of December 31, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	19,270,650 Japanese Yen 44,468 Australian Dollars	December 2020	$3,787	$(358)	$3,429
	Long-term prepayments and other	5,487,250 Japanese Yen 8,429Australian Dollars	December 2021	618	(193)	425
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	694,050 Japanese Yen 2,438 Australian Dollars	March 2020	19	(42)	(23)
Fuel derivative contracts	Prepaid expenses and other	97,986 gallons	December 2020	5,878	—	5,878
Derivative positions as of December 31, 2018

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	15,933,550 Japanese Yen 48,709 Australian Dollars	December 2019	$3,922	$(915)	$3,007
	Long-term prepayments and other	4,491,350 Japanese Yen 9,419 Australian Dollars	December 2020	633	(292)	341
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	832,900 Japanese Yen 2,785 Australian Dollars	March 2019	24	(140)	(116)
Fuel derivative contracts	Prepaid expenses and other	95,256 gallons	December 2019	1,572	—	1,572

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Consolidated Statements of Comprehensive Income.

	(Gain) Loss recognized in AOCI on derivatives (effective portion)			(Gain) Loss reclassified from AOCI into income (effective portion)
	Year ended December 31,			Year ended December 31,
	2019	2018	2017	2019	2018	2017
	(in thousands)
Foreign currency derivatives	$(5,349)	$(3,766)	$6,983	$(5,307)	$(1,380)	$(2,391)

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
The Company's agreements with its counterparties also require the posting of cash collateral in the event the aggregate value of the Company's positions exceeds certain exposure thresholds. The aggregate fair value of the Company's derivative instruments that contain credit-risk related contingent features that are in a net asset position was $9.7 million and $4.8 million as of December 31, 2019 and December 31, 2018, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement, or present such amounts on a gross basis. The Company's accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with its counterparties as of December 31, 2019 and December 31, 2018.
The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company's overall exposure.
8. Intangible Assets
The following tables summarize the gross carrying values of intangible assets less accumulated amortization, and the useful lives assigned to each asset.

	As of December 31, 2019
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Trade name	13,500	—	13,500	Indefinite
Other	1,388	(1,388)	—	3
Total intangible assets	$14,888	$(1,388)	$13,500

	As of December 31, 2018
	Gross carrying value	Accumulated amortization	Net book value	Approximate useful life (years)
	(in thousands)
Favorable aircraft maintenance contracts	$8,740	$(8,284)	$456	14	(*)
Trade name	13,500	—	13,500	Indefinite
Other	1,388	(1,195)	193	3
Total intangible assets	$23,628	$(9,479)	$14,149
_______________________________________________________________________________
(*) Weighted average is based on the gross carrying values and estimated useful lives as of June 2, 2005 (the date Hawaiian emerged from bankruptcy).
Amortization expense related to the above intangible assets was $0.6 million, $1.0 million, and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortization of the favorable aircraft maintenance contracts are included in maintenance materials and repairs in the accompanying Consolidated Statements of Operations. As of December 31, 2019, the Company has no intangible assets subject to amortization.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Debt
Long-term debt, net of unamortized discounts and issuance costs, is outlined as follows:

	2019	2018
	(in thousands)
Class A EETC, fixed interest rate of 3.9%, semiannual principal and interest payments, remaining balance due at maturity in January 2026(1)	$229,866	$245,845
Class B EETC, fixed interest rate of 4.95%, semiannual principal and interest payments, remaining balance of due at maturity in January 2022(1)	82,036	88,608
Boeing 717-200 Aircraft Facility Agreements, fixed interest rate of 8%, monthly principal and interest payments, remaining balance due at maturity in June 2019	—	50,376
Japanese Yen denominated financing, fixed interest rate of 1.05%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	39,170	42,116
Japanese Yen denominated financing, fixed interest rate of 1.01%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	36,616	40,815
Japanese Yen denominated financing, fixed interest rate of 0.65%, quarterly principal and interest payments, remaining balance due at maturity in May 2030	133,970	—
Japanese Yen denominated financing, fixed interest rate of 0.76%, semiannual principal and interest payments, remaining balance due at maturity in June 2030	88,739	—
Unamortized debt discount and issuance costs	(9,870)	(10,458)
Total debt	$600,527	$457,302
Less: Current maturities of long-term debt	(53,273)	(78,950)
Long-Term Debt, less discount	$547,254	$378,352
_______________________________________________________________________________
(1) The equipment notes underlying these EETCs are the direct obligations of Hawaiian.

Boeing 717-200 Aircraft

In June 2019, the Company made scheduled balloon payment of $44.8 million to pay off its debt facility for the financing of Boeing 717-200 aircraft originally purchased in 2010. As of December 31, 2019, all owned Boeing 717-200 aircraft were unencumbered.

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

The Company evaluated whether the pass-through trusts formed are variable interest entities ("VIEs") required to be consolidated by the Company under applicable accounting guidance, and determined that the pass-through trusts are VIEs. The Company determined that it does not have a variable interest in the pass-through trusts. Neither the Company nor Hawaiian invested in or obtained a financial interest in the pass-through trusts. Rather, Hawaiian has an obligation to make interest and principal payments on the equipment notes held by the pass-through trusts, which are fully and unconditionally guaranteed by the Company. Neither the Company nor Hawaiian intends to have any voting or non-voting equity interest in the pass-through trusts or to absorb variability from the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate the pass-through trusts.

Foreign Denominated Financing

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

In 2019, the Company entered into two Japanese Yen denominated agreements totaling $227.9 million (¥24.7 billion), which were collateralized through a combination of two A321neo and four A330-200 aircraft with a net book value of approximately $382.7 million. The terms of the loans are 12 years and 5.5 years, at fixed installment coupon rates of 0.76% and 0.65%, respectively.

In 2018, the Company entered into two Japanese Yen denominated financings with a total value of approximately $86.5 million (¥9.6 billion), collateralized by the aircraft financed with a net book value of $106.1 million. Each financing is for a term of 12 years with quarterly or semiannual principal and interest payments, respectively, at fixed installment coupon rates of 1.01% and 1.05%, respectively.

At each balance sheet date, the Company remeasures the outstanding principal balance at the spot rate for the respective period and records any gain or loss at the current rate within the other nonoperating income (expense) line item in the Consolidated Statements of Operations. During 2019 and 2018, the Company recorded foreign currency unrealized losses of $0.5 million and $0.4 million, respectively.

Revolving Credit Facility

In 2018, Hawaiian amended and restated the existing credit agreement with Citigroup Global Markets Inc., increasing the secured revolving credit and letter (Revolving Credit Facility) from $225 million to $235 million. This Revolving Credit Facility will mature in December 2022 and has a 12-month renewal option. This was accounted for as a modification of the existing agreement and approximately $0.6 million in unamortized costs will be amortized over the amended term along with additional issuance costs for the renewal of $2.0 million. Hawaiian may, from time to time, grant liens on certain eligible account receivables, aircraft, spare engines, ground support equipment and route authorities, as well as cash and certain cash equivalents, in order to secure its outstanding obligations under the Revolving Credit Facility. Indebtedness under the Revolving Credit Facility will bear interest, at a per annum rate based on, at Hawaiian's option: (1) a variable rate equal to the London interbank offer rate plus a margin of 2.0%; or (2) Alternate base rate (as defined in the Revolving Credit Facility) plus a margin of 1.0%. Hawaiian is also subject to compliance and liquidity covenants under the Revolving Credit Facility. As of December 31, 2019, the Company had no outstanding borrowing under the Revolving Credit Facility.

Schedule of Maturities of Long-Term Debt

As of December 31, 2019, the scheduled maturities of long-term debt are as follows (in thousands):

2020	$55,444
2021	82,576
2022	89,854
2023	54,835
2024	52,732
Thereafter	274,956
$610,397

10. Leases
As discussed in Note 1, the Company adopted ASC 842 as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
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
The Company's leases do not provide a readily determinable implicit rate; therefore, the Company utilizes an incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company gives

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.
Aircraft and Engines
As of December 31, 2019, the Company leased 19 of its 68 aircraft. Of the 19 lease contracts, 4 aircraft lease contracts were accounted for as finance leases, with the remaining 15 lease contracts accounted for as operating leases. These aircraft leases have remaining lease terms ranging from 2 years to 11 years.
The Company also had 5 engines under operating leases with remaining lease terms ranging from less than 1 year to 7 years. Aircraft and engine finance leases continue to be reported on our consolidated balance sheet, while operating leases were added to the balance sheet with the adoption of the new standard.
Airport Terminal Facilities
The Company's facility leases are primarily for terminal space at airports that it serves, most notably, its operations in the State of Hawai'i. These leases are classified as operating leases and reflect the Company's use of airport terminals, office space, cargo and maintenance facilities. The Company leases space from government agencies that control the use of the airport. The remaining lease terms vary from 1 month to 30 years. At the majority of U.S. airports, the lease rates depend on airport operating costs or the use of the facilities and are reset at least annually. Because of the variable nature of the rates, these leases are not recorded on our balance sheet as a ROU asset and lease liability.
Other Commercial Real Estate
The Company leases non-airport facility office space supporting its operations, including its headquarters in Honolulu, Hawai'i. These leases are classified as operating and have remaining lease terms ranging between 1 to 7 years.
Maintenance Hangar
In November 2016, the Company entered into a lease agreement with the Department of Transportation of the State of Hawai'i (the "Hawai'i Lease") to lease a cargo and maintenance hangar at the Daniel K. Inouye International Airport with a remaining lease term of 32 years as of December 31, 2019. As the hangar was not fully constructed, the Company took responsibility of the construction and was responsible for the remainder of the construction costs of $37.3 million. In accordance with the applicable accounting guidance, specifically as it relates to the Company's involvement in the construction of the hangar, the Company was considered the owner of the asset under construction and previously recognized an additional $73.0 million asset, with a corresponding finance liability, for the amount previously spent by the lessor.
As discussed in Note 1, ASC 842 eliminated the previous build-to-suit lease accounting guidance and resulted in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet after the end of the construction period. ASC 842 then required the application of lease accounting to the agreement. The agreement is accounted for as an operating lease under ASC 842.
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
Lease Position as of December 31, 2019
The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

	Classification on the Balance Sheet	December 31, 2019
		(in thousands)
Assets:
Operating lease assets	Operating lease right-of use assets	$632,545
Finance lease assets	Property and equipment, net	153,102
Total lease assets		$785,647

Liabilities:
Current
Operating	Current maturities of operating leases	$83,224
Finance	Current maturities of finance lease obligations	21,857
Noncurrent
Operating	Noncurrent operating leases	514,685
Finance	Finance lease obligations	141,861
Total lease liabilities		$761,627

Weighted-average remaining lease term
Operating leases		10.7 years
Finance leases		8.6 years
Weighted-average discount rate
Operating leases (1)		4.67%
Finance leases		4.45%
(1) Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.
Lease Costs
During the twelve months ended December 31, 2019, the total lease costs for finance and operating leases were as follows:

Year ended December 31,
2019
(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$25,319
Interest of lease liabilities	8,249
Operating lease cost (1)	116,866
Short-term lease cost (1)	4,671
Variable lease cost (1)	126,989
Total lease cost	$282,094
(1) Expenses are classified within aircraft rent and other rentals and landing fees in the consolidated statements of operations.
Operating lease rent expense, excluding landing fees, was approximately $201.1 million, and $208.0 million for the years ended December 31, 2018 and 2017, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

During the twelve months ended December 31, 2019, the cash paid for amounts included in the measurement of lease liabilities were as follows:

Year ended December 31,
2019
(in thousands)
Operating cash flows for operating leases	116,485
Operating cash flows for finance leases	8,223
Financing cash flows for finance lease	23,384

Undiscounted Cash Flows
As of December 31, 2019, the scheduled future minimum rental payments under finance leases and operating leases with non-cancellable basic terms of more than one year are as follows:

	Finance Leases		Operating Leases
	Aircraft	Other	Aircraft	Other
	(in thousands)
2020	$23,485	$5,238	$100,052	$8,317
2021	23,500	3,912	91,654	8,542
2022	23,472	3,578	82,327	8,963
2023	23,012	5,019	74,809	9,193
2024	16,709	236	68,959	9,423
Thereafter	61,473	6,856	140,184	172,563
Total minimum lease payments	171,651	24,839	$557,985	$217,001
Less: amounts representing interest	(27,786)	(4,986)	(77,547)	(99,530)
Present value of future minimum lease payments	$143,865	$19,853	$480,438	$117,471
Less: current maturities of lease obligations	(17,432)	(4,425)	(80,060)	(3,164)
Long-term lease obligations	$126,433	$15,428	$400,378	$114,307

As of December 31, 2018, the scheduled future minimum rental payments under capital leases and operating leases with non-cancellable terms of more than one year were as follows:

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes
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
The significant components of income tax expense are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current
Federal	$(46,764)	$23,438	$49,835
State	3,708	9,087	11,471
	$(43,056)	$32,525	$61,306
Deferred
Federal	$109,489	$29,782	$(7,017)
State	14,579	5,651	5,922
	$124,068	$35,433	$(1,095)
Income tax expense	$81,012	$67,958	$60,211

As of December 31, 2019, the tax benefit of $46.8 million was primarily driven by federal bonus depreciation rules of the Tax Act, which were further clarified by final and proposed regulations issued during 2019.
The income tax expense differed from amounts computed at the statutory federal income tax rate as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax expense computed at the statutory federal rate	$64,049	$63,243	$136,788
Increase (decrease) resulting from:
State income taxes, net of federal tax effect	14,446	11,643	11,095
Nondeductible meals	756	797	1,146
Tax Cuts and Jobs Act impact	—	(9,333)	(82,978)
Excess tax benefits from stock issuance	—	(188)	(5,288)
Other	1,761	1,796	(552)
Income tax expense	$81,012	$67,958	$60,211

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including the reversal of deferred tax liabilities) during the periods in which those deferred tax assets will become deductible. The Company assesses the realizability of its deferred tax assets and records a valuation allowance when it is more likely than not, that a portion, or all, of the deferred tax assets will not be realized.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Accumulated pension and other postretirement benefits	$51,416	$45,663
Operating leases liabilities	147,929	—
Finance leases	2,909	3,515
Air traffic liability and frequent flyer liability	57,240	70,206
Partnership deferred revenue	9,086	9,697
Federal and state net operating loss carryforwards	11,540	2,547
Accrued compensation	16,430	15,843
Other accrued assets	12,609	11,758
Other assets	10,124	16,421
Total gross deferred tax assets	319,283	175,650
Less: Valuation allowance	(2,547)	(2,547)
Net deferred tax assets	$316,736	$173,103
Deferred tax liabilities:
Intangible assets	$(3,216)	$(3,297)
Property and equipment, principally accelerated depreciation	(433,395)	(324,614)
Operating lease right-of-use assets	(159,601)	—
Other liabilities	(10,088)	(12,962)
Total deferred tax liabilities	(606,300)	(340,873)
Net deferred tax liability	$(289,564)	$(167,770)

As of December 31, 2019 and 2018, the Company had federal and state net operating loss carryforwards of $42.4 million and $1.1 million, respectively. The Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising from tax years beginning after December 31, 2017, the Tax Act limits a taxpayer's ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. The Company’s federal net operating losses have indefinite carryover period and state net operating losses will begin to expire in 2033, if not utilized. Utilization of our net operating loss carryforwards may be subject to annual limitations due to the ownership change limitations provided by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss carryforwards could expire before utilization if subject to annual limitations.
In accordance with ASC 740, the Company reviews its uncertain tax positions on an ongoing basis. The Company may be required to adjust its liability as these matters are finalized, which could increase or decrease its income tax expense and effective income tax rates or result in an adjustment to the valuation allowance. The Company records the uncertain tax position liability in Other accrued liabilities in the consolidated balance sheet as it expects that the majority of unrecognized tax benefits will be resolved within the next 12 months.
The table below reconciles beginning and ending amounts of unrecognized tax benefits related to uncertain tax positions:

	2019	2018	2017
	(in thousands)
Balance at January 1	$5,086	$4,081	$3,329
Increases related to prior year tax positions	118	336	253
Increases related to current year tax positions	1,059	669	499
Balance at December 31	$6,263	$5,086	$4,081

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company's policy is to recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes. In 2019, 2018, and 2017, the Company recognized expense of $0.9 million, $0.0 million, and $0.0 million, respectively, for interest and penalties on uncertain tax positions. As of December 31, 2019 and 2018, the Company accrued approximately $0.9 million and $0.0 million, respectively, for the payment of interest and penalties related to uncertain tax positions.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal and state income tax returns for tax years 2016 and beyond remain subject to examination by the Internal Revenue Service and state taxing authorities.
12. Contract Terminations Expense and Special Items
Contract terminations expense and special items in the statements of consolidated operations consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating
Contract terminations expense (1)	$—	$35,322	$—
Operating special items:
Loss on sale of aircraft (3)	—	—	4,771
Collective bargaining agreement (4)	—	—	18,679
Total Contract terminations expense and Operating special items	$—	$35,322	$23,450
Nonoperating
Other nonoperating special items:
Partial settlement and curtailment loss (2)	$—	$—	$10,384
Loss on plan termination (2)	—	—	35,201
Total Other nonoperating special items	$—	$—	$45,585
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

(3) In April 2017, the Company executed a sale leaseback transaction with an independent third party for three Boeing 767-300 aircraft. The lease terms for the three aircraft commenced in April 2017 and end between November 2018 through January 2019. During the twelve months ended December 31, 2017, the Company recorded a loss on sale of aircraft of $4.8 million.

(4) In February 2017, the Company reached a tentative agreement with Air Line Pilots Association (ALPA), covering the Company's pilots. In March 2017, the Company received notice from ALPA that the agreement was ratified by ALPA's members.  The agreement became effective April 1, 2017 and has a term of 63 months.  The agreement includes, among other various benefits, a pay adjustment and ratification bonus computed based on previous service. During the twelve months ended December 31, 2017, the Company expensed $18.7 million principally related to a one-time payment to reduce the Company's future 401K employer contribution for certain pilot groups, which is not recoverable once paid.

13. Employee Benefit Plans
Defined Benefit Plans
Hawaiian sponsors a defined benefit pension plan covering the ALPA and prior to August 2017, sponsored the defined benefit pension plans for the International Association of Machinists and Aerospace Workers (AFL-CIO) (IAM) and other personnel (salaried, Transport Workers Union, Network Engineering Group). The plans for the IAM and other employees were frozen in September 1993. Effective January 1, 2008, benefit accruals for pilots under age 50 as of July 1, 2005 were frozen (with the exception of certain pilots who were both age 50 and older and participants of the plan on July 1, 2005) and Hawaiian began making contributions to an alternate defined contribution retirement program for its pilots. All of the pilots' accrued benefits under their defined benefit plan at the date of the freeze were preserved. In addition, Hawaiian sponsors four unfunded defined benefit postretirement medical and life insurance plans and a separate plan to administer the pilots' disability benefits.
In 2016, the Hawaiian Airlines, Inc. Pension Plan for Salaried Employees (Salaried Plan) was consolidated into the Hawaiian Airlines, Inc. Pension Plan for Employees Represented by the International Association of Machinists (IAM), which established the the Merged Plan. At that time, the net liabilities of the Salaried Plan were transferred to the Merged Plan. In August 2017, the Company completed the termination of the plan by transferring the assets and liabilities to a third-party insurance company. In 2017, the Company contributed a total of $18.5 million in cash to fully fund the plan and recognized a one-time financial loss of $35.2 million as an Other nonoperating special item on the Company's Consolidated Statement of Operations. The Company no longer has any expected contributions to the Merged Plan due to the final settlement.
In March 2017, the Company announced the ratification of a 63-month contract amendment with its pilots as represented by the ALPA. In connection with the ratification of the agreement, the parties agreed to eliminate the post-65 post-retirement medical benefit for all active pilots, and replace the benefit with a heath retirement account (HRA) managed by ALPA, which represented a curtailment and partial settlement of the pilots' other post-retirement benefit plan. In August 2017, the Company made a one-time cash payment of $101.9 million to fund the HRA and settle the post-65 post-retirement medical plan obligation (for active pilots as of April 1, 2017). The cash contributed was distributed to the trust funding the individual health retirement notional accounts of the participants. In connection with the settlement of the liability, the discount rate was updated to 3.86%. The Company recognized a one-time settlement loss of $10.4 million. The obligation recorded for the unsettled portion of this plan was $73.4 million as of the partial settlement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following tables summarize changes to projected benefit obligations, plan assets, funded status and applicable amounts included in the Consolidated Balance Sheets:

	2019		2018
	Pension	Other	Pension	Other
	(in thousands)
Change in projected benefit obligations
Benefit obligations, beginning of year	$(398,087)	$(122,648)	$(426,066)	$(120,417)
Service cost	(175)	(8,255)	(352)	(8,119)
Interest cost	(16,910)	(5,472)	(15,599)	(4,708)
Actuarial gains (losses)	(52,208)	(16,113)	22,677	6,007
Benefits paid	22,484	5,250	21,253	4,639
Less: federal subsidy on benefits paid	N/A	(48)	N/A	(50)
Benefit obligation at end of year (a)	$(444,896)	$(147,286)	$(398,087)	$(122,648)
Change in plan assets
Fair value of assets, beginning of year	$308,024	$26,363	$296,386	$26,078
Actual return on plan assets	65,820	4,532	(17,339)	(1,697)
Employer contribution	461	6,900	50,230	6,621
Benefits paid	(22,484)	(5,250)	(21,253)	(4,639)
Fair value of assets at end of year	$351,821	$32,545	$308,024	$26,363
Unfunded status at December 31	$(93,075)	$(114,741)	$(90,063)	$(96,285)
Amounts recognized in the statement of financial position consist of:
Current benefit liability	$(667)	$(3,553)	$(386)	$(3,342)
Noncurrent benefit liability	(92,408)	(111,188)	(89,677)	(92,943)
	$(93,075)	$(114,741)	$(90,063)	$(96,285)
Amounts recognized in accumulated other comprehensive loss
Unamortized actuarial loss (gain)	$127,367	$(1,662)	$124,560	$(15,606)
Prior service cost (credit)	—	1,512	—	1,737
	$127,367	$(150)	$124,560	$(13,869)
_______________________________________________________________________________

(a)	The accumulated pension benefit obligation as of December 31, 2019 and 2018 was $444.9 million and $397.5 million, respectively.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the net periodic benefit cost:

	2019		2018		2017
	Pension	Other	Pension	Other	Pension	Other
	(in thousands)
Components of Net Periodic Benefit Cost
Service cost	$175	$8,255	$352	$8,119	$480	$12,403
Other cost:
Interest cost	16,910	5,472	15,599	4,708	18,042	8,022
Expected return on plan assets	(20,519)	(1,421)	(20,948)	(1,413)	(17,291)	(1,106)
Recognized net actuarial loss (gain)	4,103	(902)	3,482	(774)	9,033	(241)
Prior service cost (credit)	—	225	—	225	(28)	282
Total other components of the net periodic benefit cost	$494	$3,374	$(1,867)	$2,746	$9,756	$6,957
Settlement and curtailment loss	—	—	—	—	35,201	10,384
Net periodic benefit cost	$669	$11,629	$(1,515)	$10,865	$45,437	$29,744
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Current year actuarial (gain) loss	$6,907	$13,041	$15,625	$(2,858)	$17,414	$(18,972)
Current year prior service cost	—	—	—	—	—	(381)
Amortization of actuarial gain (loss)	(4,103)	902	(3,482)	774	(9,033)	241
Amortization of prior service credit (cost)	—	(225)	—	(225)	28	(282)
Settlement and curtailment loss	—	—	—	—	(35,201)	(10,384)
Total recognized in other comprehensive loss	$2,804	$13,718	$12,143	$(2,309)	$(26,792)	$(29,778)
Total recognized in net periodic benefit cost and other comprehensive loss	$3,473	$25,347	$10,628	$8,556	$18,645	$(34)

The weighted average actuarial assumptions used to determine the net periodic benefit expense and the projected benefit obligation were as follows:

	Pension				Postretirement		Disability
	2019		2018		2019	2018	2019		2018
Discount rate to determine net periodic benefit expense	4.35%		3.70%		4.36%	3.71%	4.39%		3.72%
Discount rate to determine projected benefit obligation	3.38%		4.35%		3.38%	4.36%	3.40%		4.39%
Expected return on plan assets	6.91%	**	7.33%		N/A	N/A	4.90%	**	4.90%
Rate of compensation increase	Various	*	Various	*	N/A	N/A	Various	*	Various	*
Health care trend rate to determine net periodic benefit expense	N/A		N/A		6.75%	7.25%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		4	5	N/A		N/A
Health care trend rate to determine projected benefit obligation	N/A		N/A		6.50%	6.75%	N/A		N/A
Ultimate trend rate	N/A		N/A		4.75%	4.75%	N/A		N/A
Years to reach ultimate trend rate	N/A		N/A		7	4	N/A		N/A
_______________________________________________________________________________
* Differs for each pilot based on current fleet and seat position on the aircraft and seniority service. Negotiated salary increases and expected changes in fleet and seat positions on the aircraft are included in the assumed rate of compensation increase, which ranged from 2.0% to 7.3% in both 2019 and 2018).

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

** Expected return on plan assets used to determine the net periodic benefit expense for 2020 is 6.76% for Pension and 4.90% for Disability.

A change in the assumed health care cost trend rates would have the following effects:

	100 Basis Point Increase	100 Basis Point Decrease
	(in thousands)
Effect on postretirement benefit obligation at December 31, 2019	$9,961	$(8,525)
Effect on total service and interest cost for the year ended December 31, 2019	874	(732)

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2020 are as follows:

	Pension	Other
	(in thousands)
Actuarial (gain) loss	$4,073	$(385)
Amortization of prior service cost	—	225
To be recognized in net periodic benefit cost from accumulated other comprehensive (gain) loss	$4,073	$(160)

Plan Assets
The Company develops the expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plan's assets, including the trustee's review of asset class return expectations by several consultants and economists, as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the goal of earning the highest rate of return while maintaining risk at acceptable levels. The Retirement Plan for Pilots of Hawaiian Airlines, Inc. and the Pilot's Voluntary Employee Beneficiary Association Disability and Survivor's Benefit Plan (VEBA) strive to have assets sufficiently diversified so that adverse or unexpected results from any one security class will not have an unduly detrimental impact on the entire portfolio. Prior to termination, the Merged Plan targeted to have its assets align with the potential liability as of the expected settlement date. The actual allocation of the Company's pension and disability plan assets and the target allocation of assets by category at December 31, 2019 are as follows:

	Asset Allocation for Pilots pension and VEBA Plans
	2019	Target
Equity securities	60%	60%
Fixed income securities	35%	35%
Real estate investment trusts	5%	5%
	100%	100%

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The table below presents the fair value of the Company's pension plan and other postretirement plan investments (excluding cash and receivables):

	Fair Value Measurements as of December 31,
	2019	2018
	(in thousands)
Pension Plan Assets:
Equity index funds	$214,319	$175,583
Fixed income funds	118,321	110,650
Real estate investment fund	16,778	14,718
Insurance company pooled separate account	2,407	7,076
Total	$351,825	$308,027
Postretirement Assets:
Common collective trust fund	$32,366	$26,217

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
Based on current legislation and assumptions, the Company expects to have a minimum contribution requirement of $17.8 million for 2020. The Company projects that Hawaiian's pension plans and other postretirement benefit plans will make the following benefit payments, which reflect expected future service, during the years ending December 31:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

		Other Benefits
	Pension Benefits	Gross	Expected Federal Subsidy
	(in thousands)
2020	$24,498	$5,852	$—
2021	25,492	6,436	—
2022	26,098	7,093	—
2023	26,644	7,816	—
2024	26,948	8,513	—
2025 - 2029	134,719	50,811	—
	$264,399	$86,521	$—

Defined Contribution Plans
The Company also sponsors separate defined contribution plans for its pilots, flight attendants and ground, and salaried personnel. Contributions to the Company's defined contribution plans were $46.7 million, $42.0 million and $39.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
14. Capital Stock and Share-based Compensation
Common Stock

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

Dividends
The Company paid cash dividends of $22.8 million, $24.2 million, and $6.3 million during the years ended December 31, 2019, 2018, and 2017, respectively. In January 2020, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.12 per share payable on February 28, 2020, to stockholders of record as of February 14, 2020. The Company's dividend payments may change from time to time. The Company cannot provide assurance that it will continue to declare dividends for any fixed period and payment of dividends may be suspended at any time at its discretion.
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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company spent $68.8 million, $102.5 million, and $100.0 million to repurchase approximately 2.5 million shares, 2.8 million shares, and 2.5 million shares of the Company's common stock in open market transactions for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company has $28.7 million remaining to spend under its stock repurchase program. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report for additional information on the stock repurchase program.
Share-Based Compensation

Total share-based compensation expense recognized by the Company under ASC 718 was $8.3 million, $5.3 million and $7.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $7.1 million of share-based compensation expense related to unvested stock options and other stock awards (inclusive of $0.3 million for stock awards granted to non-employee directors) attributable to future performance and has not yet been recognized. The related expense will be recognized over a weighted average period of approximately 1.2 years.

Performance-Based Stock Awards

During 2019, the Company granted performance-based stock awards covering 114,858 shares of common stock (the Target Award) with a maximum payout of 229,716 shares of common stock (the Maximum Award) to employees pursuant to the Company's 2015 Stock Incentive Plan. These awards vest over a three year period. The Company valued the performance-based stock awards using grant date fair values equal to the Company's share price on the measurement date.

The following table summarizes information about performance-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2017	422,297	$14.00
Granted	355,897	43.51
Vested	(358,619)	12.71
Forfeited	(37,619)	27.60
Non-vested at December 31, 2017	381,956	$28.03
Granted	160,348	39.09
Vested	(211,053)	26.28
Forfeited	(69,399)	39.42
Non-vested at December 31, 2018	261,852	$33.01
Granted	114,858	31.74
Vested	(56,641)	36.45
Forfeited	(18,486)	34.32
Non-vested at December 31, 2019	301,583	$33.40

The fair value of performance-based stock awards vested in the years ended December 31, 2019, 2018 and 2017 was $1.7 million, $8.2 million and $17.9 million, respectively. Fair value of the awards are based on the stock price on date of vest.

Service-Based Stock Awards

During 2019, the Company awarded 176,326 service-based stock awards to employees and non-employee directors, pursuant to the Company's 2015 Stock Incentive Plan. These stock awards vest over one, two, or three year periods and have a grant date fair value equal to the Company's share price on the measurement date.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about outstanding service-based stock awards:

	Number of units	Weighted average grant date fair value
Non-vested at January 1, 2017	195,449	$24.29
Granted	22,898	49.95
Vested	(110,575)	23.80
Forfeited	(16,394)	26.71
Non-vested at December 31, 2017	91,378	$28.12
Granted	128,617	38.71
Vested	(68,803)	38.98
Forfeited	(8,241)	38.03
Non-vested at December 31, 2018	142,951	$38.77
Granted	176,326	29.01
Vested	(75,638)	38.39
Forfeited	(10,357)	31.00
Non-vested at December 31, 2019	233,282	$31.80

The fair value of service-based stock awards vested in 2019, 2018, and 2017 was $2.2 million, $2.7 million and $5.6 million, respectively. Fair value of the awards is based on the stock price on date of vest.

15. Commitments and Contingent Liabilities
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

The gross committed expenditures for upcoming aircraft deliveries and other commitments for the next five years and thereafter are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
2020	$177,643	$83,130	$260,773
2021	312,335	82,839	395,174
2022	433,245	72,738	505,983
2023	243,805	65,036	308,841
2024	350,408	57,335	407,743
Thereafter	110,175	131,267	241,442
	$1,627,611	$492,345	$2,119,956

As of December 31, 2019, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	1	9	In 2020
B787-9 aircraft	10	10	Between 2021 and 2025
Pratt & Whitney spare engines:
A321neo spare engines	—	2	N/A
General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2025

In February 2018, the Company exercised its right to terminate its aircraft purchase agreement between the Company and Airbus for six Airbus A330-800neo aircraft and the purchase rights for an additional six Airbus A330-800neo aircraft. Refer to Note 12 for discussion on the contract termination charge.

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

Credit Card Holdback

Under the Company's bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of December 31, 2019 and 2018, there were no holdbacks held with the Company's credit card processors.

In the event of a material adverse change in the business, the holdback could increase to an amount up to 100% of the applicable credit card air traffic liability, which would also cause an increase in the level of restricted cash.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Labor Negotiations
As of December 31, 2019, approximately 83% of employees were represented by unions. Additionally, the collective bargaining agreement for the AFA, which represents 29% of employees became amendable on January 1, 2017, the Company is currently in negotiations with the AFA. The Company can provide no assurance that a successful or timely resolution of these labor negotiations will be achieved.

16. Supplemental Cash Flow Information
Supplemental disclosures of cash flow information and non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash payments for interest (net of amounts capitalized)	$20,346	$24,343	$23,134
Cash payments for income taxes	25,809	16,063	65,812
Investing and Financing Activities Not Affecting Cash:
Property and equipment acquired through a finance lease	6,567	119,530	72,996	*
Right-of-use assets acquired under operating leases	74,529	—	—

* The Company placed the hangar into service in late 2017 and was initially recorded as a financing (lease) liability. Under ASC 842, the previous build-to-suit lease accounting guidance under ASC 840 was eliminated, which resulted in the derecognition of build-to-suit assets and liabilities. ASC 842 required the application of lease accounting to the agreement, which resulted in an operating lease. For more discussion, see Note 1 to our consolidated financial statements.

17. Condensed Consolidating Financial Information
The following condensed consolidating financial information is presented in accordance with Regulation S-X paragraph 210.3-10 because, in connection with the issuance by two pass-through trusts formed by Hawaiian (which is also referred to in this Note 17 as Subsidiary Issuer / Guarantor) of pass-through certificates, as discussed in Note 9, the Company (which is also referred to in this Note 17 as Parent Issuer / Guarantor), is fully and unconditionally guaranteeing the payment obligations of Hawaiian, which is a 100% owned subsidiary of the Company, under equipment notes to be issued by Hawaiian to purchase new aircraft.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed consolidating financial statements are presented in the following tables:
Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$2,830,133	$12,202	$(10,107)	$2,832,228
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	542,573	—	—	542,573
Wages and benefits	—	723,656	—	—	723,656
Aircraft rent	—	118,380	524	—	118,904
Maintenance materials and repairs	—	238,198	12,207	(633)	249,772
Aircraft and passenger servicing	—	164,275	—	—	164,275
Commissions and other selling	11	130,226	138	(159)	130,216
Depreciation and amortization	—	151,337	7,569	—	158,906
Other rentals and landing fees	—	129,642	27	(47)	129,622
Purchased services	284	139,145	1,201	(9,063)	131,567
Other	5,991	147,378	2,096	(205)	155,260
Total	6,286	2,484,810	23,762	(10,107)	2,504,751
Operating Income (Loss)	(6,286)	345,323	(11,560)	—	327,477
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	228,934	—	—	(228,934)	—
Interest expense and amortization of debt discounts and issuance costs	—	(27,848)	(16)	—	(27,864)
Interest income	28	12,555	—	—	12,583
Capitalized interest	—	4,492	—	—	4,492
Other components of net periodic benefit cost	—	(3,864)	—	—	(3,864)
Losses on fuel derivatives	—	(6,709)	—	—	(6,709)
Other, net	(8)	(1,104)	(7)	—	(1,119)
Total	228,954	(22,478)	(23)	(228,934)	(22,481)
Income (Loss) Before Income Taxes	222,668	322,845	(11,583)	(228,934)	304,996
Income tax expense (benefit)	(1,316)	84,760	(2,432)	—	81,012
Net Income (Loss)	$223,984	$238,085	$(9,151)	$(228,934)	$223,984
Comprehensive Income (Loss)	$213,241	$227,342	$(9,151)	$(218,191)	$213,241

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

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$1,228	$362,933	$8,895	$—	$373,056
Short-term investments	—	245,599	—	—	245,599
Accounts receivable, net	—	95,141	3,188	(949)	97,380
Income taxes receivable	—	64,192	—	—	64,192
Spare parts and supplies, net	—	37,630	—	—	37,630
Prepaid expenses and other	90	56,743	16	—	56,849
Total	1,318	862,238	12,099	(949)	874,706
Property and equipment at cost	—	2,987,222	92,094	—	3,079,316
Less accumulated depreciation and amortization	—	(739,930)	(22,614)	—	(762,544)
Property and equipment, net	—	2,247,292	69,480	—	2,316,772
Operating lease right-of-use assets	—	632,545	—	—	632,545
Long-term prepayments and other	—	182,051	387	—	182,438
Goodwill and other intangible assets, net	—	119,663	500	—	120,163
Intercompany receivable	—	550,075	—	(550,075)	—
Investment in consolidated subsidiaries	1,619,949	—	504	(1,620,453)	—
TOTAL ASSETS	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$529	$139,764	$9,404	$(949)	$148,748
Air traffic liability and current frequent flyer deferred revenue	—	600,851	5,833	—	606,684
Other accrued liabilities	—	161,125	305	—	161,430
Current maturities of long-term debt, less discount	—	53,273	—	—	53,273
Current maturities of finance lease obligations	—	21,857	—	—	21,857
Current maturities of operating leases	—	83,224	—	—	83,224
Total	529	1,060,094	15,542	(949)	1,075,216
Long-term debt	—	547,254	—	—	547,254
Intercompany payable	538,942	—	11,133	(550,075)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	141,861	—	—	141,861
Noncurrent operating leases	—	514,685	—	—	514,685
Accumulated pension and other postretirement benefit obligations.	—	203,596	—	—	203,596
Other liabilities and deferred credits	—	96,338	1,096	—	97,434
Noncurrent frequent flyer deferred revenue	—	175,218	—	—	175,218
Deferred tax liabilities, net	—	289,564	—	—	289,564
Total	—	1,421,262	1,096	—	1,422,358
Shareholders' equity	1,081,796	1,565,254	55,199	(1,620,453)	1,081,796
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Balance Sheets
December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$5,154	$255,279	$8,144	$—	$268,577
Short-term investments	—	232,241	—	—	232,241
Accounts receivable, net	—	109,499	2,569	(234)	111,834
Spare parts and supplies, net	—	33,942	—	—	33,942
Prepaid expenses and other	165	58,296	112	—	58,573
Total	5,319	689,257	10,825	(234)	705,167
Property and equipment at cost	—	2,756,551	92,021	—	2,848,572
Less accumulated depreciation and amortization	—	(648,111)	(15,350)	—	(663,461)
Property and equipment, net	—	2,108,440	76,671	—	2,185,111
Long-term prepayments and other	62,990	185,161	899	(63,494)	185,556
Goodwill and other intangible assets, net	—	120,119	693	—	120,812
Intercompany receivable	—	456,338	—	(456,338)	—
Investment in consolidated subsidiaries	1,325,380	—	—	(1,325,380)	—
TOTAL ASSETS	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$665	$139,552	$3,163	$(234)	$143,146
Air traffic liability and current frequent flyer deferred revenue	—	598,387	5,349	—	603,736
Other accrued liabilities	—	157,842	312	—	158,154
Current maturities of long-term debt, less discount	—	78,950	—	—	78,950
Current maturities of finance lease obligations	—	22,102	45	—	22,147
Total	665	996,833	8,869	(234)	1,006,133
Long-term debt	—	378,352	—	—	378,352
Intercompany payable	445,030	—	11,308	(456,338)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	225,737	4,595	—	230,332
Accumulated pension and other postretirement benefit obligations.	—	182,620	—	—	182,620
Other liabilities and deferred credits	—	118,682	1,144	—	119,826
Noncurrent frequent flyer deferred revenue	—	163,619	—	—	163,619
Deferred tax liabilities, net	—	167,770	—	—	167,770
Total	—	858,428	5,739	—	864,167
Shareholders' equity	947,994	1,325,702	63,172	(1,388,874)	947,994
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,393,689	$3,559,315	$89,088	$(1,845,446)	$3,196,646

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(1,635)	$484,602	$2,173	$—	$485,140
Cash Flows From Investing Activities:
Net payments to affiliates	(3,611)	(92,562)	—	96,173	—
Additions to property and equipment, including pre-delivery deposits	—	(392,695)	(4,726)	—	(397,421)
Proceeds from disposition of property and equipment	—	9,595	—	—	9,595
Purchases of investments	—	(312,768)	—	—	(312,768)
Sales of investments	—	301,662	—	—	301,662
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(3,611)	(493,043)	(4,726)	96,173	(405,207)
Cash Flows From Financing Activities:
Long-term borrowings	—	227,889	—	—	227,889
Repayments of long-term debt and finance lease obligations	—	(109,122)	(6)	—	(109,128)
Dividend payments	(22,774)	—	—	—	(22,774)
Repurchases of common stock	(68,769)	—	—	—	(68,769)
Debt issuance costs	—	(1,623)	—	—	(1,623)
Net payments from affiliates	92,863	—	3,310	(96,173)	—
Other	—	(1,049)	—		(1,049)
Net cash provided by financing activities	1,320	116,095	3,304	(96,173)	24,546
Net increase (decrease) in cash and cash equivalents	(3,926)	107,654	751	—	104,479
Cash and cash equivalents—Beginning of Period	5,154	255,279	8,144	—	268,577
Cash and cash equivalents—End of Period	$1,228	$362,933	$8,895	$—	$373,056

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(2,773)	$509,405	$1,876	$—	$508,508
Cash Flows From Investing Activities:
Net payments to affiliates	(14,400)	(91,515)	—	105,915	—
Additions to property and equipment, including pre-delivery deposits	—	(470,970)	(15,807)	—	(486,777)
Proceeds from purchase assignment and leaseback transactions	—	87,000	—	—	87,000
Proceeds from disposition of property and equipment	—	46,714	—	—	46,714
Purchases of investments	—	(210,836)	—	—	(210,836)
Sales of investments	—	247,423	—	—	247,423
Net cash used in investing activities	(14,400)	(392,184)	(15,807)	105,915	(316,476)
Cash Flows From Financing Activities:
Long-term borrowings	—	86,500	—	—	86,500
Repayments of long-term debt and finance lease obligations	—	(68,233)	(12)	—	(68,245)
Dividend payments	(24,171)	—	—	—	(24,171)
Repurchases of common stock	(102,500)	—	—	—	(102,500)
Debt issuance costs	—	(3,350)	—	—	(3,350)
Net payments from affiliates	91,515	—	14,400	(105,915)	—
Other	78	(3,720)	—		(3,642)
Net cash provided by (used in) financing activities	(35,078)	11,197	14,388	(105,915)	(115,408)
Net increase (decrease) in cash and cash equivalents	(52,251)	128,418	457	—	76,624
Cash, cash equivalents, and restricted cash—Beginning of Period	57,405	126,861	7,687	—	191,953
Cash and cash equivalents—End of Period	$5,154	$255,279	$8,144	$—	$268,577

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities:	$(4,803)	$334,433	$1,505	$—	$331,135
Cash Flows From Investing Activities:
Net payments to affiliates	(2,500)	(103,254)	—	105,754	—
Additions to property and equipment, including pre-delivery deposits	—	(336,820)	(4,695)	—	(341,515)
Proceeds from purchase assignment and leaseback transactions	—	33,000	—	—	33,000
Net proceeds from disposition of equipment	—	941	—	—	941
Purchases of investments	—	(231,393)	—	—	(231,393)
Sales of investments	—	244,261	—	—	244,261
Net cash used in investing activities	(2,500)	(393,265)	(4,695)	105,754	(294,706)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(61,486)	—	—	(61,486)
Dividend payments	(6,261)	—	—	—	(6,261)
Repurchases of common stock	(100,000)	—	—	—	(100,000)
Debt issuance costs	—	(188)	—	—	(188)
Net payments from affiliates	103,254	—	2,500	(105,754)	—
Other	86	(7,618)	—		(7,532)
Net cash provided by (used in) financing activities	(2,921)	(69,292)	2,500	(105,754)	(175,467)
Net decrease in cash and cash equivalents	(10,224)	(128,124)	(690)	—	(139,038)
Cash, cash equivalents, and restricted cash—Beginning of Period	67,629	254,985	8,377	—	330,991
Cash, cash equivalents, and restricted cash—End of Period	$57,405	$126,861	$7,687	$—	$191,953

Income Taxes
The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Continued)

18. Supplemental Financial Information (unaudited)
Unaudited Quarterly Financial Information:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2019:
Operating revenue	$656,751	$712,189	$755,151	$708,137
Operating income	52,676	88,881	116,636	69,284
Nonoperating loss	(3,717)	(9,272)	(8,117)	(1,375)
Net income	36,358	57,833	80,076	49,717
Net Income Per Common Stock Share:
Basic	$0.75	$1.21	$1.70	$1.07
Diluted	0.75	1.21	1.70	1.07
2018:
Operating revenue	$665,412	$715,447	$759,087	$697,465
Operating income	36,265	92,928	115,826	69,349
Nonoperating income (loss)	830	12,859	931	(27,830)
Net income	28,542	79,480	93,542	31,636
Net Income Per Common Stock Share:
Basic	$0.56	$1.57	$1.85	$0.65
Diluted	0.56	1.56	1.84	0.64

The sum of the quarterly net income (loss) per common stock share amounts does not equal the annual amount reported since per share amounts are computed independently for each quarter and for the full year based on respective weighted-average common shares outstanding and other dilutive potential common shares.
The Company's quarterly financial results are subject to seasonal fluctuations. Historically, its second and third quarter financial results, which reflect periods of higher travel demand, are better than its first and fourth quarter financial results.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Management's Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2019, and provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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
Under the supervision and with the participation of our management, including our CEO and CFO, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on their assessment, we concluded that, as of December 31, 2019, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also has audited our consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Hawaiian Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hawaiian Holdings, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hawaiian Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 12, 2020 expressed an unqualified opinion thereon.

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
February 12, 2020

ITEM 9B.    OTHER INFORMATION.
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated herein by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements and Financial Statement Schedules:

(1)Financial Statements of Hawaiian Holdings, Inc.
i.    Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.
ii.    Consolidated Statements of Operations for the Years ended December 31, 2019, 2018 and 2017.
iii.    Consolidated Statements of Comprehensive Income, December 31, 2019, 2018 and 2017.
iv.    Consolidated Balance Sheets, December 31, 2019 and 2018.
v.    Consolidated Statements of Shareholders' Equity, Years ended December 31, 2019, 2018 and 2017.
vi.    Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018 and 2017.
vii.    Notes to Consolidated Financial Statements.
(2)Schedule of Valuation and Qualifying Accounts of Hawaiian Holdings, Inc.
The information required by Schedule I, "Condensed Financial Information of Registrant" has been provided in Note 17 to the consolidated financial statements. All other schedules have been omitted because they are not required.

(b)Exhibits: The documents listed in the Exhibit Index of the Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation of Hawaiian Holdings, Inc. (filed as Exhibit 3.1 to the Form S-1, File No. 333-129503, filed by Hawaiian Holdings, Inc. on November 7, 2005).*
3.2	Amended and Restated By-Laws of Hawaiian Holdings, Inc. (filed as Exhibit 3.2 to the Form 8-K filed by Hawaiian Holdings, Inc. on May 24, 2016).*
4.1	Description of Securities.
10.1	Form of Hawaiian Holdings, Inc. Stock Option Agreement for certain employees and executive officers (filed as Exhibit 10.14 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 25, 2009).*+
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
10.33
Lease Agreement, dated as of November 15, 2016 between Hawaiian Airlines, Inc. and the Department of Transportation of the State of Hawai'i (filed as Exhibit 10.45 to the Form 10-K filed by Hawaiian Holdings, Inc. on February 16, 2017).*

10.34
Aircraft General Terms Agreement Number AGTA-HWI, dated as of July 18, 2018 between The Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted form since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).‡

10.35
Purchase Agreement No. PA-04749, dated as of July 18, 2018, between the Boeing Company and Hawaiian Airlines, Inc. (filed as Exhibit 10.2 to the Form 10-Q filed by Hawaiian Holdings, Inc. on October 24, 2018 in redacted for since confidential treatment has been granted for certain provisions thereof pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended).‡

10.36
General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as exhibit 10.36 to the form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).‡

10.37
Letter Agreement No. 1 to General Terms Agreement No. 1-1026296, dated as of October 1, 2018, among General Electric Company, GE Engine Services Distribution, LLC and Hawaiian Airlines, Inc. (filed as exhibit 10.37 to the form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).‡

10.38
Flight Hour Agreement, dated as of October 1, 2018, between GE Engine Services, LLC and Hawaiian Airlines, Inc. (filed as exhibit 10.38 to the form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).‡

10.39
Amended and Restated Credit and Guaranty Agreement, dated as of December 11, 2018, among Hawaiian Airlines, Inc., Hawaiian Holdings, Inc., certain other subsidiaries of Hawaiian Holdings, Inc., the lenders party thereto and Citibank, N.A. ((filed as exhibit 10.39 to the form 10-K filed by Hawaiian Holdings, Inc. on February 13, 2019).

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

Schedule II—Hawaiian Holdings, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2019, 2018 and 2017

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses		(2) Charged to Other Accounts	Deductions		Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
2019	$54	1,371		—	(774)	(a)	$651
2018	$12	1,527		—	(1,485)	(a)	$54
2017	$34	1,810		—	(1,832)	(a)	$12
Allowance for Obsolescence of Flight Equipment Expendable Parts and Supplies
2019	$22,588	3,830	(b)	—	(10,499)	(c)	$15,919
2018	$21,446	5,463	(b)	—	(4,321)	(c)	$22,588
2017	$17,358	6,276	(b)	—	(2,188)	(c)	$21,446
Valuation Allowance on Deferred Tax Assets
2019	$2,547	—		—	—		$2,547
2018	$2,547	—		—	—		$2,547
2017	$1,992	555		—	—		$2,547

_______________________________________________________________________________

(a)	Doubtful accounts written off, net of recoveries.

(b)	Obsolescence reserve for Hawaiian flight equipment expendable parts and supplies.

(c)	Spare parts and supplies written off against the allowance for obsolescence.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.
February 12, 2020	By	/s/ SHANNON L. OKINAKA
Shannon L. Okinaka Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2020.

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