Form 10-Q
period 2020-03-31
HAWAIIAN HOLDINGS INC
filed 2020-05-07
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of May 1, 2020, 45,950,177 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended March 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Operating Revenue:
Passenger	$503,469	$601,304
Other	55,675	55,447
Total	559,144	656,751
Operating Expenses:
Wages and benefits	188,254	175,065
Aircraft fuel, including taxes and delivery	113,478	126,104
Maintenance, materials and repairs	60,409	63,045
Aircraft and passenger servicing	38,283	38,900
Depreciation and amortization	39,449	38,151
Aircraft rent	27,004	30,396
Commissions and other selling	26,716	30,836
Other rentals and landing fees	29,766	31,046
Purchased services	34,241	32,453
Special items	126,904	—
Other	42,736	38,079
Total	727,240	604,075
Operating Income (Loss)	(168,096)	52,676
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(6,795)	(7,530)
Gains (losses) on fuel derivatives	(6,452)	570
Interest income	3,020	2,983
Capitalized interest	831	1,285
Other, net	2,304	(1,025)
Total	(7,092)	(3,717)
Income (Loss) Before Income Taxes	(175,188)	48,959
Income tax expense (benefit)	(30,816)	12,601
Net Income (Loss)	$(144,372)	$36,358
Net Income (Loss) Per Share
Basic	$(3.14)	$0.75
Diluted	$(3.14)	$0.75
Weighted Average Number of Common Stock Shares Outstanding:
Basic	45,967	48,392
Diluted	45,967	48,429

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net Income (Loss)	$(144,372)	$36,358
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $197 and $135 for 2020 and 2019, respectively	598	576
Net change in derivative instruments, net of tax expense of $113 and $374 for 2020 and 2019, respectively	344	1,145
Net change in available-for-sale investments, net of tax expense of $128 and $175 for 2020 and 2019, respectively	389	540
Total other comprehensive income	1,331	2,261
Total Comprehensive Income (Loss)	$(143,041)	$38,619

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$600,609	$373,056
Short-term investments	213,974	245,599
Accounts receivable, net	30,585	97,380
Income taxes receivable	99,665	64,192
Spare parts and supplies, net	38,481	37,630
Prepaid expenses and other	46,133	56,849
Total	1,029,447	874,706
Property and equipment, less accumulated depreciation and amortization of $796,958 and $762,544 as of March 31, 2020 and December 31, 2019, respectively	2,298,735	2,316,772
Other Assets:
Operating lease right-of-use assets	611,693	632,545
Long-term prepayments and other	183,355	182,438
Intangible assets, net	13,500	13,500
Goodwill	—	106,663
Total Assets	$4,136,730	$4,126,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$152,310	$148,748
Air traffic liability and current frequent flyer deferred revenue	623,741	606,684
Other accrued liabilities	138,355	161,430
Current maturities of long-term debt, less discount	59,794	53,273
Current maturities of finance lease obligations	22,045	21,857
Current maturities of operating leases	79,718	83,224
Total	1,075,963	1,075,216
Long-Term Debt	757,221	547,254
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	137,059	141,861
Noncurrent operating leases	495,500	514,685
Accumulated pension and other post-retirement benefit obligations	199,964	203,596
Other liabilities and deferred credits	79,911	97,434
Noncurrent frequent flyer deferred revenue	172,281	175,218
Deferred tax liability, net	294,465	289,564
Total	1,379,180	1,422,358
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 45,950,090 and 46,121,859 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	460	461
Capital in excess of par value	134,285	135,651
Accumulated income	892,173	1,049,567
Accumulated other comprehensive loss, net	(102,552)	(103,883)
Total	924,366	1,081,796
Total Liabilities and Shareholders’ Equity	$4,136,730	$4,126,624
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
Net Loss	—	—	—	(144,372)	—	(144,372)
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,514)	—	(5,514)
Other comprehensive income, net	—	—	—	—	1,331	1,331
Issuance of 88,141 shares of common stock, net of shares withheld for taxes	1	—	(1,231)	—	—	(1,230)
Repurchase and retirement of 259,910 shares common stock	(2)	—	—	(7,508)	—	(7,510)
Share-based compensation expense	—	—	(135)	—	—	(135)
Balance at March 31, 2020	$460	$—	$134,285	$892,173	$(102,552)	$924,366
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2020 and December 31, 2019.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2020 and December 31, 2019.

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	36,358	—	36,358
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,811)	—	(5,811)
Other comprehensive income, net	—	—	—	—	2,261	2,261
Issuance of 65,517 shares of common stock, net of shares withheld for taxes	1	—	(983)	—	—	(982)
Repurchase and retirement of 403,598 shares common stock	(4)	—	—	(11,082)	—	(11,086)
Share-based compensation expense	—	—	1,426	—	—	1,426
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at March 31, 2019	$482	$—	$128,891	$936,566	$(90,879)	$975,060
(*)    Common Stock—$0.01 par value; 118,000,000 authorized as of March 31, 2019 and December 31, 2018.
(**)    Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of March 31, 2019 and December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net cash provided by Operating Activities	$46,887	$150,680
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(46,845)	(74,261)
Proceeds from the disposition of aircraft related equipment	—	2,780
Purchases of investments	(48,133)	(71,454)
Sales of investments	80,218	137,286
Other	—	(6,275)
Net cash used in investing activities	(14,760)	(11,924)
Cash flows from Financing Activities:
Long-term borrowings	235,000	—
Repayments of long-term debt and finance lease obligations	(25,320)	(24,354)
Dividend payments	(5,514)	(5,811)
Repurchases of common stock	(7,510)	(11,086)
Other	(1,230)	(982)
Net cash provided by (used in) financing activities	195,426	(42,233)
Net increase in cash and cash equivalents	227,553	96,523
Cash, cash equivalents, and restricted cash - Beginning of Period	373,056	268,577
Cash, cash equivalents, and restricted cash - End of Period	$600,609	$365,100

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. General

Business and Basis of Presentation

Hawaiian Holdings, Inc. (the Company, Holdings, we, us and our) and its direct wholly-owned subsidiary, Hawaiian Airlines, Inc. (Hawaiian), are incorporated in the State of Delaware. The Company’s primary asset is its sole ownership of all issued and outstanding shares of common stock of Hawaiian. The accompanying unaudited financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC).  Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying financial statements contain all adjustments, including normal recurring adjustments, necessary for the fair presentation of the Company’s results of operations and financial position for the periods presented. Due to seasonal variations in the demand for air travel, among other factors common to the airline industry, the results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year. Furthermore, the severe impacts of the global coronavirus (COVID 19) pandemic make any comparison to prior or future periods unreliable. The accompanying unaudited Consolidated Financial Statements should be read in conjunction with the financial statements and the notes of the Company included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The Company reclassified certain prior period amounts to conform with the current period presentation.

2. Impact of the COVID-19 Pandemic

Due to the spread of COVID-19, what began with the Company's suspension of service to South Korea and Japan in late February, accelerated in March, when governments in Australia, New Zealand, Tahiti, American Samoa, and Hawai`i instituted requirements of self-isolation or quarantine for incoming travel, as well as travel within the State of Hawai`i. As a result of these actions, global travel demand declined precipitously to historically low levels, with the Company's capacity reduced by more than 95% in the last week in March. See Note 6, for a discussion of the recognition of passenger revenue, the Company's air traffic liability and ticket breakage.

In response, the Company has taken, or intends to take, numerous actions to mitigate the impact of declining demand on its business including, but not limited to:

•	Drawing down fully from the Company's previously undrawn $235.0 million revolving credit facility on March 16, 2020 (refer to Note 9 for additional discussion),

•	Suspension of dividend payments on, and the repurchase of, the common stock of the Company,

•
Applying for, and on April 22, 2020, receiving the first tranche of funding of $146.2 million under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) Payroll Support Program (PSP), as discussed in further detail below, and the Company is eligible for an additional $364 million in loans through the CARES Act Economic Relief Program (ERP),

•	Pursuing additional financing secured by the Company's unencumbered assets, including 36 aircraft with an estimated fair value of approximately $800.0 million,

•	Instituting a hiring freeze across the Company, except for operationally critical and essential positions,

•	Deferring non-essential, non-aircraft capital expenditures,

•	Instituting voluntary unpaid leave and float day purchase programs offered to each work group, and

•	Reducing discretionary contractor, vendor and other spending.

Additionally, all of the Company’s officers have reduced their base salaries by between 10% and 50% through at least September 30, 2020. Members of the Board of Directors have also temporarily reduced their compensation. The Company anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and quickly-changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy and financial market conditions.

Based on these actions, including recovery assumptions made for the impact of COVID-19, the Company has concluded that it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with existing covenants for the next twelve months, prior to giving effect to any additional financing that may occur. The Company continues to evaluate future financing opportunities by leveraging its unencumbered assets, which as of March 31, 2020, have a fair value of approximately $800 million, and utilizing additional funding from the CARES Act, as discussed below.

The Company's assumptions about future conditions used to estimate liquidity requirements, including the impact of the COVID-19 pandemic and other ongoing impacts to the business, are subject to uncertainty, and actual results could differ from these estimates. The Company will continue to monitor these conditions as new information becomes available, and will update its analyses accordingly.

Valuation of Goodwill and Indefinite-Lived Intangibles

Goodwill and intangible assets with indefinite lives are not amortized. The Company applies a fair value-based impairment test to the carrying value of goodwill and indefinite-lived intangible assets on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The Company assesses the value of our goodwill and indefinite-lived assets under either a qualitative or quantitative approach.

During the quarter ended March 31, 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove down the Company's stock price to 52-week lows and significantly reduced cash flow projections. Therefore, the Company qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020. The Company therefore performed an interim test of the recoverability of its goodwill and indefinite-lived intangible assets. The Company determined that the fair value of its indefinite-lived intangible assets exceeded the carrying value and was not impaired. As it relates to goodwill, the Company determined that the estimated fair value of the Company's one reporting unit was less than its carrying value. The deficit between the fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the unaudited Consolidated Balance Sheet, and therefore, the Company recognized a goodwill impairment charge of $106.7 million during the three months ended March 31, 2020.

Fair value is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in the Company's determination of fair value required significant judgments by management. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.

Valuation of Long-Lived Assets

The Company's long-lived assets, consisting principally of aircraft and non-aircraft equipment, are classified as property and equipment, net on the unaudited Consolidated Balance Sheet, and have a recorded value of approximately $2.3 billion at March 31, 2020. The Company reviews long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired.

As part of the Company's response to COVID-19, discussed above, including substantial capacity reductions and the temporary grounding of the majority of its fleet, as well as reduced cash flow projections, the Company identified indicators of impairment of its long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. Based on the Company's evaluation, it was determined that the net carrying values of the assets are recoverable through the generation of undiscounted future cash flows and that its long-lived assets are not impaired as of March 31, 2020. The Company will continue to monitor the duration and extent of the impact of COVID-19 on its business, and will continue to evaluate its current fleet for impairment accordingly.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides for, among other things: (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional corporate tax benefits that are further discussed in Note 13.

Payroll Support Program

On April 22, 2020, the Company entered into a Payroll Support Program Agreement (the PSP Agreement) with the U.S. Department of the Treasury (Treasury) under the CARES Act. In connection with the PSP Agreement, the Company entered into a Warrant Agreement (the Warrant Agreement) with the Treasury, and the Company issued a promissory note to the Treasury (the Note). Pursuant to the PSP Agreement, the Treasury will provide the Company with financial assistance to be released in installments expected to total approximately $292.5 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, the Company agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury mandated reporting obligations on the Company. Finally, the Company is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the U.S. Department of Transportation (DOT); subject to exemptions granted by the DOT to the Company given the absence of demand for such services.

The Note issued by Hawaiian to the Treasury will increase to a total principal sum of approximately $57.8 million as Hawaiian receives installments from the Treasury under the PSP Agreement. The Note has a ten year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the Warrant Agreement, the Company agreed to issue to the Treasury a total of 488,477 warrants to purchase shares of the Company’s common stock at an exercise price of $11.82 per share (the Warrants). The Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company’s option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

Economic Relief Program

Under the ERP, the Company is eligible to receive an approximately $364.0 million secured loan. Conditions of the loan are consistent with the PSP; however, certain restrictions, including prohibition of share repurchases and dividend payments extend for 12 months after the loan is no longer outstanding. On April 17, 2020, the Company filed an application with the Treasury for access to these funds. The Company is currently evaluating its desired level of participation in the ERP.

3. Significant Accounting Policies

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), which requires the use of an "expected loss" model on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates over the lifetime of the asset. The Company adopted ASU 2016-13 effective January 1, 2020. The adoption of this standard did not have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASU 2017-04), which simplifies the measurement of goodwill as Step 2 of the goodwill impairment test was eliminated. ASU 2017-04 replaces the implied fair value of goodwill method with a methodology that compares the fair value of a reporting unit with its carrying amount. The Company adopted ASU 2017-04 effective January 1, 2020. Refer to Note 2 for discussion of the goodwill impairment recognized during the three months ended March 31, 2020.

4. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended March 31,		Affected line items in the statement where net income is presented
	2020	2019
	(in thousands)
Derivative instruments under ASC 815
Foreign currency derivative gains, net	$(1,114)	$(1,587)	Passenger revenue
Foreign currency derivative gains, net	(2,786)	—	Nonoperating Income (Expense), Other, net
Total before tax	(3,900)	(1,587)
Tax expense	965	391
Total, net of tax	$(2,935)	$(1,196)
Amortization of defined benefit plan items
Actuarial loss	$922	$831	Nonoperating Income (Expense), Other, net
Prior service cost	56	56	Nonoperating Income (Expense), Other, net
Total before tax	978	887
Tax benefit	(242)	(168)
Total, net of tax	$736	$719
Short-term investments
Realized losses (gain) on sales of investments, net	$14	$(98)	Nonoperating Income (Expense), Other, net
Total before tax	14	(98)
Tax expense (benefit)	(3)	24
Total, net of tax	$11	$(74)
Total reclassifications for the period	$(2,188)	$(551)

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three months ended March 31, 2020 and 2019 is as follows:

Three months ended March 31, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	3,279	(138)	378	3,519
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,935)	736	11	(2,188)
Net current-period other comprehensive income	344	598	389	1,331
Ending balance	$3,685	$(107,430)	$1,193	$(102,552)

Three months ended March 31, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,317	$(95,855)	$(602)	$(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	2,341	(143)	614	2,812
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,196)	719	(74)	(551)
Net current-period other comprehensive income	1,145	576	540	2,261
Ending balance	$4,462	$(95,279)	$(62)	$(90,879)

5. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2020, there were 141,665 potentially dilutive shares that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive given the Company's net loss. The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$(144,372)	$36,358
Denominator:
Weighted average common stock shares outstanding - Basic	45,967	48,392
Assumed exercise of stock options and awards	—	37
Weighted average common stock shares outstanding - Diluted	45,967	48,429
Net Income (Loss) Per Share
Basic	$(3.14)	$0.75
Diluted	$(3.14)	$0.75

Stock Repurchase Program

In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. On March 18, 2020, the Company announced the suspension of its stock repurchase program and pursuant to its participation in and receipt of financial assistance under the CARES Act, it is restricted from making any stock repurchases through at least September 30, 2021. Accordingly, the Company will not be making any further repurchases under its current stock repurchase program.

The Company spent $7.5 million and $11.1 million to repurchase and retire approximately 260 thousand shares and 404 thousand shares of the Company's common stock in open market transactions during the three months ended March 31, 2020 and 2019, respectively.

Dividends

During the three months ended March 31, 2020, the Company declared a cash dividend of $0.12 per share for stockholders of record as of February 14, 2020, which was paid on February 28, 2020, totaling $5.5 million. The Company’s participation in and receipt of financial assistance under the CARES Act restricts the Company from making any dividend payments through at least September 30, 2021.

6. Revenue Recognition
The Company’s contracts with customers have two principal performance obligations, which are the promise to provide transportation to the passenger and the frequent flyer miles earned on the flight. In addition, the Company typically charges additional fees for items such as baggage. Such items are not capable of being distinct from the transportation provided because the customer can only benefit from the services during the flight. The transportation performance obligation, including the redemption of HawaiianMiles awards for flights is satisfied, and revenue is recognized, as transportation is provided. In some instances, tickets sold by the Company can include a flight segment on another carrier which is referred to as an interline segment. In this situation, the Company acts as an agent for the other carrier and revenue is recognized net of cost in other revenue. Tickets sold by other airlines where the Company provides the transportation are recognized as passenger revenue at the estimated value to be billed to the other airline when travel is provided. Differences between amounts billed and the actual amounts may be rejected and rebilled or written off if the amount recorded was different from the original estimate.
The majority of the Company's revenue is derived from transporting passengers on its aircraft. The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai'i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the DOT) are summarized below:

	Three Months Ended March 31,
	2020	2019
Geographic Information	(in thousands)
Domestic	$402,014	$477,520
Pacific	157,130	179,231
Total operating revenue	$559,144	$656,751

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which are mobile across geographic markets, and therefore, have not been allocated to specific geographic regions. During the three months ended March 31, 2020 and 2019, North America routes accounted for approximately 54% and 52% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended March 31,
	2020	2019
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$474,135	$567,855
Frequent flyer revenue, transportation component	29,334	33,449
Passenger Revenue	$503,469	$601,304

Other revenue (e.g., cargo and other miscellaneous)	$34,183	$36,231
Frequent flyer revenue, marketing and brand component	21,492	19,216
Other Revenue	$55,675	$55,447

For the three months ended March 31, 2020 and 2019, the Company's total revenue was $559.1 million and $656.8 million, respectively. As of March 31, 2020 and December 31, 2019, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer), was $429.2 million and $425.1 million, respectively, which generally represents revenue that is expected to be realized over the next 12 months. During the three months ended March 31, 2020 and 2019, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $240.2 million and $296.9 million.
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

Frequent Flyer Revenue

The Company's frequent flyer liability is recorded in Air traffic liability and current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's unaudited Consolidated Balance Sheet based on estimated and expected redemption patterns using historical data and analysis. As of March 31, 2020 and December 31, 2019, the Company's frequent flyer liability balance was $359.7 million and $349.8 million, respectively.

	March 31, 2020	December 31, 2019
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$187,387	$174,588
Noncurrent frequent flyer deferred revenue	172,281	175,218
Total frequent flyer liability	$359,668	$349,806

Frequent flyer program deferred revenue classified as a current liability represents the Company's current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents the Company's current estimate of revenue expected to be recognized beyond 12 months.

7.  Fair Value Measurements

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement (ASC 820), defines fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$244,469	$238,478	$5,991	$—
Short-term investments
Corporate debt securities	99,686	—	99,686	—
U.S. government and agency securities	69,853	—	69,853	—
Other fixed income securities	44,435	—	44,435	—
Total short-term investments	213,974	—	213,974	—
Fuel derivative contracts	520	—	520	—
Foreign currency derivatives	5,632	—	5,632	—
Total assets measured at fair value	$464,595	$238,478	$226,117	$—
Foreign currency derivatives	587	—	587	—
Total liabilities measured at fair value	$587	$—	$587	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$216,491	$205,943	$10,548	$—
Short-term investments
Corporate debt securities	100,713	—	100,713	—
U.S. government and agency securities	75,481	—	75,481	—
Other fixed income securities	69,405	—	69,405	—
Total short-term investments	245,599	—	245,599	—
Fuel derivative contracts	5,878	—	5,878	—
Foreign currency derivatives	4,424	—	4,424	—
Total assets measured at fair value	$472,392	$205,943	$266,449	$—
Foreign currency derivatives	593	—	593	—
Total liabilities measured at fair value	$593	$—	$593	$—

Cash equivalents. The Company's Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets. The Company's Level 2 cash equivalents consist primarily of debt securities. These instruments are valued using quoted prices for similar assets in active markets.

Short-term investments. Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of March 31, 2020, corporate debt securities have remaining maturities of two years or less, U.S. government and agency securities have maturities of approximately two years or less, and other fixed-income securities of one year or less.

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
March 31, 2020					December 31, 2019
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$826,335	$776,800	$—	$—	$776,800	$610,397	$605,286	$—	$—	$605,286

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

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three months ended March 31, 2020, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended March 31,
Fuel derivative contracts	2020	2019
	(in thousands)
Losses realized at settlement	$(3,086)	$(2,844)
Reversal of prior period unrealized amounts	2,488	8,181
Unrealized losses that will settle in future periods	(5,854)	(4,767)
Gains (losses) on fuel derivatives recorded as nonoperating income (expense)	$(6,452)	$570

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

The Company enters into foreign currency forward contracts to further manage the effects of fluctuating exchange rates. The gain or loss is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into earnings in the same period in which the related sales are recognized as passenger revenue. Foreign currency forward contracts that are not designated as cash flow hedges are recorded at fair value, and therefore any changes in fair value are recognized as other nonoperating income (expense) in the period of change.

During the three months ended March 31, 2020, the Company de-designated certain hedged transactions with maturity dates ranging between March and June 2020 as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $2.8 million from AOCI to nonoperating expense in the period. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense.

The Company believes that its foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $3.4 million into earnings over the next 12 months from AOCI based on the values of its foreign currency forward contracts at March 31, 2020.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of March 31, 2020

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	13,581,500 Japanese Yen 28,291 Australian Dollars	March 2021	3,689	(384)	3,305
	Long-term prepayments and other	5,021,900 Japanese Yen 5,628 Australian Dollars	February 2022	1,055	(104)	951
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	4,446,350 Japanese Yen 3,601 Australian Dollars	June 2020	888	(99)	789
Fuel derivative contracts	Prepaid expenses and other	92,316 gallons	March 2021	520	—	520

Derivative position as of December 31, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	19,270,650 Japanese Yen 44,468 Australian Dollars	December 2020	3,787	(358)	3,429
	Long-term prepayments and other	5,487,250 Japanese Yen 8,429 Australian Dollars	December 2021	618	(193)	425
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	694,050 Japanese Yen 2,438 Australian Dollars	March 2020	19	(42)	(23)
Fuel derivative contracts	Prepaid expenses and other	97,986 gallons	December 2020	5,878	—	5,878

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	Gain recognized in AOCI on derivatives		Gain reclassified from AOCI into income
	Three months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
	(in thousands)
Foreign currency derivatives	$(1,571)	$(3,106)	$(3,900)	$(1,587)

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of March 31, 2020 and December 31, 2019.

The Company is also subject to market risk in the event these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

As of March 31, 2020, the expected maturities of long-term debt for the remainder of 2020 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2020	$35,732
2021	82,658
2022	324,935
2023	54,917
2024	52,815
Thereafter	275,278
$826,335

Revolving Credit Facility

In March 2020, the Company drew down $235.0 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. The Credit Agreement terminates, and all outstanding revolving loans thereunder will be due and payable, on December 11, 2022, unless otherwise extended by the parties. The revolving loans bear a variable interest rate equal to the London interbank offer rate plus a margin of 2.25% per annum. The revolving loans are secured by certain assets of Hawaiian and the the Company. The Credit Agreement requires that certain liquidity and collateral requirements be met. In the event that these requirements are not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated.

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended March 31,
Components of Net Period Benefit Cost	2020	2019
	(in thousands)
Service cost	$2,667	$2,096
Other cost:
Interest cost	4,970	5,608
Expected return on plan assets	(6,286)	(5,483)
Recognized net actuarial loss	978	887
Total other components of the net periodic benefit cost	(338)	1,012
Net periodic benefit cost	$2,329	$3,108

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the unaudited Consolidated Statements of Operations. During the three months ended March 31, 2020, the Company utilized funding credits of $1.9 million available within its defined benefit plan to meet its minimum contribution requirements. During the three months ended March 31, 2019, the Company was not required to, and did not make contributions to its defined benefit and other post-retirement plans.

The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2020.

11. Commitments and Contingent Liabilities

Commitments

As of March 31, 2020, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

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
Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of March 31, 2020 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2020	$133,444	$62,241	$195,685
2021	308,784	83,315	392,099
2022	426,537	73,214	499,751
2023	243,683	65,506	309,189
2024	338,951	57,450	396,401
Thereafter	106,022	131,266	237,288
	$1,557,421	$472,992	$2,030,413

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2020 and December 31, 2019, there were no holdbacks held with the Company's credit card processors.

In the event of a material adverse change in the Company's business, the credit card processor could increase holdbacks to up to 100% of the amount of outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in a restriction of cash. If the Company were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on the Company's operations, business or financial condition.

12. Special Items

Special items in the unaudited Consolidated Statements of Operations consisted of the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Collective bargaining agreement payment (1)	$20,242	$—
Goodwill impairment (2)	106,662	—
Total Special items	$126,904	$—

(1)
In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. As of March 31, 2020, the Company accrued $23.5 million, of which $20.2 million was related to service prior to January 1, 2020, and recorded as a Special item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the unaudited Consolidated Statements of Operations.

(2)	As discussed in Note 2, the Company recognized a goodwill impairment charge of $106.7 million during the three months ended March 31, 2020.

13. Income Taxes

The Company's effective tax rate was 17.6% and 25.7% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic as discussed in Note 2. The CARES Act, among other things, allows for net operating losses (NOLs) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and eliminates the 80 percent limitation on carried back NOLs.

The effective tax rate for the three months ended March 31, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and estimates the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the CARES Act. The Company will continue to monitor the updates on guidance issued with respect to the CARES Act.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended March 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$559,162	$3,890	$(3,908)	$559,144
Operating Expenses:
Wages and benefits	—	188,254	—	—	188,254
Aircraft fuel, including taxes and delivery	—	113,478	—	—	113,478
Maintenance, materials and repairs	—	59,066	1,897	(554)	60,409
Aircraft and passenger servicing	—	38,283	—	—	38,283
Commissions and other selling	19	26,700	42	(45)	26,716
Aircraft rent	—	27,023	(19)	—	27,004
Other rentals and landing fees	—	29,793	—	(27)	29,766
Depreciation and amortization	—	37,477	1,972	—	39,449
Purchased services	90	37,096	321	(3,266)	34,241
Special items	—	126,904	—	—	126,904
Other	1,346	40,732	674	(16)	42,736
Total	1,455	724,806	4,887	(3,908)	727,240
Operating Loss	(1,455)	(165,644)	(997)	—	(168,096)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(143,225)	—	—	143,225	—
Interest expense and amortization of debt discounts and issuance costs	—	(6,795)	—	—	(6,795)
Interest income	3	3,017	—	—	3,020
Capitalized interest	—	831	—	—	831
Losses on fuel derivatives	—	(6,452)	—	—	(6,452)
Other, net	—	2,305	(1)	—	2,304
Total	(143,222)	(7,094)	(1)	143,225	(7,092)
Loss Before Income Taxes	(144,677)	(172,738)	(998)	143,225	(175,188)
Income tax benefit	(305)	(30,301)	(210)	—	(30,816)
Net Income	$(144,372)	$(142,437)	$(788)	$143,225	$(144,372)
Comprehensive Loss	$(143,041)	$(141,106)	$(788)	$141,894	$(143,041)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$656,090	$792	$(131)	$656,751
Operating Expenses:
Wages and benefits	—	175,065	—	—	175,065
Aircraft fuel, including taxes and delivery	—	126,104	—	—	126,104
Maintenance, materials and repairs	—	61,802	1,243	—	63,045
Aircraft and passenger servicing	—	38,900	—	—	38,900
Commissions and other selling	—	30,865	18	(47)	30,836
Aircraft rent	—	30,367	29	—	30,396
Depreciation and amortization	—	36,492	1,659	—	38,151
Other rentals and landing fees	—	31,019	27	—	31,046
Purchased services	54	32,193	222	(16)	32,453
Other	1,842	35,856	449	(68)	38,079
Total	1,896	598,663	3,647	(131)	604,075
Operating Income (Loss)	(1,896)	57,427	(2,855)	—	52,676
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	37,849	—	—	(37,849)	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,514)	(16)	—	(7,530)
Interest income	8	2,975	—	—	2,983
Capitalized interest	—	1,285	—	—	1,285
Gains on fuel derivatives	—	570	—	—	570
Other, net	—	(1,069)	44	—	(1,025)
Total	37,857	(3,753)	28	(37,849)	(3,717)
Income (Loss) Before Income Taxes	35,961	53,674	(2,827)	(37,849)	48,959
Income tax expense (benefit)	(397)	13,591	(593)	—	12,601
Net Income (Loss)	$36,358	$40,083	$(2,234)	$(37,849)	$36,358
Comprehensive Income (Loss)	$38,619	$42,344	$(2,234)	$(40,110)	$38,619

Condensed Consolidating Balance Sheets
March 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$354	$591,450	$8,805	$—	$600,609
Short-term investments	—	213,974	—	—	213,974
Accounts receivable, net	—	28,991	2,341	(747)	30,585
Income taxes receivable	—	99,665	—	—	99,665
Spare parts and supplies, net	—	38,481	—	—	38,481
Prepaid expenses and other	132	45,779	222	—	46,133
Total	486	1,018,340	11,368	(747)	1,029,447
Property and equipment at cost	—	2,997,359	98,334	—	3,095,693
Less accumulated depreciation and amortization	—	(772,372)	(24,586)	—	(796,958)
Property and equipment, net	—	2,224,987	73,748	—	2,298,735
Operating lease right-of-use assets	—	611,693	—	—	611,693
Long-term prepayments and other	50	182,895	410	—	183,355
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	573,580	—	(573,580)	—
Investment in consolidated subsidiaries	1,486,632	—	504	(1,487,136)	—
TOTAL ASSETS	$1,487,168	$4,624,495	$86,530	$(2,061,463)	$4,136,730
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504	$147,510	$5,043	$(747)	$152,310
Air traffic liability and current frequent flyer deferred revenue	—	618,126	5,615	—	623,741
Other accrued liabilities	—	138,205	150	—	138,355
Current maturities of long-term debt, less discount	—	59,794	—	—	59,794
Current maturities of finance lease obligations	—	22,045	—	—	22,045
Current maturities of operating leases	—	79,718	—	—	79,718
Total	504	1,065,398	10,808	(747)	1,075,963
Long-term debt	—	757,221	—	—	757,221
Intercompany payable	562,298	—	11,282	(573,580)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	137,059	—	—	137,059
Noncurrent operating leases	—	495,500	—	—	495,500
Accumulated pension and other post-retirement benefit obligations	—	199,964	—	—	199,964
Other liabilities and deferred credits	—	78,808	1,103	—	79,911
Noncurrent frequent flyer deferred revenue	—	172,281	—	—	172,281
Deferred tax liabilities, net	—	294,465	—	—	294,465
Total	—	1,378,077	1,103	—	1,379,180
Shareholders’ equity	924,366	1,423,799	63,337	(1,487,136)	924,366
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,487,168	$4,624,495	$86,530	$(2,061,463)	$4,136,730

Condensed Consolidating Balance Sheets
December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,228	$362,933	$8,895	$—	$373,056
Short-term investments	—	245,599	—	—	245,599
Accounts receivable, net	—	95,141	3,188	(949)	97,380
Income taxes receivable, net	—	64,192	—	—	64,192
Spare parts and supplies, net	—	37,630	—	—	37,630
Prepaid expenses and other	90	56,743	16	—	56,849
Total	1,318	862,238	12,099	(949)	874,706
Property and equipment at cost	—	2,987,222	92,094	—	3,079,316
Less accumulated depreciation and amortization	—	(739,930)	(22,614)	—	(762,544)
Property and equipment, net	—	2,247,292	69,480	—	2,316,772
Operating lease right-of-use assets	—	632,545	—	—	632,545
Long-term prepayments and other	—	182,051	387	—	182,438
Goodwill and other intangible assets, net	—	119,663	500	—	120,163
Intercompany receivable	—	550,075	—	(550,075)	—
Investment in consolidated subsidiaries	1,619,949	—	504	(1,620,453)	—
TOTAL ASSETS	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$139,764	$9,404	$(949)	$148,748
Air traffic liability and current frequent flyer deferred revenue	—	600,851	5,833	—	606,684
Other accrued liabilities	—	161,125	305	—	161,430
Current maturities of long-term debt, less discount	—	53,273	—	—	53,273
Current maturities of finance lease obligations	—	21,857	—	—	21,857
Current maturities of operating leases	—	83,224	—	—	83,224
Total	529	1,060,094	15,542	(949)	1,075,216
Long-term debt	—	547,254	—	—	547,254
Intercompany payable	538,942	—	11,133	(550,075)	—
Other liabilities and deferred credits:					0
Noncurrent finance lease obligations	—	141,861	—	—	141,861
Noncurrent operating leases	—	514,685	—	—	514,685
Accumulated pension and other post-retirement benefit obligations	—	203,596	—	—	203,596
Other liabilities and deferred credits	—	96,338	1,096	—	97,434
Noncurrent frequent flyer deferred revenue	—	175,218	—	—	175,218
Deferred tax liabilities, net	—	289,564	—	—	289,564
Total	—	1,421,262	1,096	—	1,422,358
Shareholders’ equity	1,081,796	1,565,254	55,199	(1,620,453)	1,081,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(976)	$50,724	$(2,861)	$—	$46,887
Cash Flows From Investing Activities:
Net payments to affiliates	(9,000)	(22,126)	—	31,126	—
Additions to property and equipment, including pre-delivery deposits	—	(40,616)	(6,229)	—	(46,845)
Purchases of investments	—	(48,133)	—	—	(48,133)
Sales of investments	—	80,218	—	—	80,218
Net cash used in investing activities	(9,000)	(30,657)	(6,229)	31,126	(14,760)
Cash Flows From Financing Activities:
Long-term borrowings	—	235,000	—	—	235,000
Repayments of long-term debt and finance lease obligations	—	(25,320)	—	—	(25,320)
Dividend payments	(5,514)	—	—	—	(5,514)
Net payments from affiliates	22,126	—	9,000	(31,126)	—
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Other	—	(1,230)	—	—	(1,230)
Net cash provided by financing activities	9,102	208,450	9,000	(31,126)	195,426
Net increase (decrease) in cash and cash equivalents	(874)	228,517	(90)	—	227,553
Cash, cash equivalents, & restricted cash - Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, & restricted cash - End of Period	$354	$591,450	$8,805	$—	$600,609

Condensed Consolidating Statements of Cash Flows
Three months ended March 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(670)	$152,752	$(1,402)	$—	$150,680
Cash Flows From Investing Activities:
Net payments to affiliates	(4,250)	(20,920)	—	25,170	—
Additions to property and equipment, including pre-delivery deposits	—	(71,978)	(2,283)	—	(74,261)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	2,780	—	—	2,780
Purchases of investments	—	(71,454)	—	—	(71,454)
Sales of investments	—	137,286	—	—	137,286
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(4,250)	(30,561)	(2,283)	25,170	(11,924)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(24,352)	(2)	—	(24,354)
Dividend payments	(5,811)	—	—	—	(5,811)
Net payments from affiliates	20,920	—	4,250	(25,170)	—
Repurchases of Common Stock	(11,086)	—	—	—	(11,086)
Other	—	(982)	—	—	(982)
Net cash provided by (used in) financing activities	4,023	(25,334)	4,248	(25,170)	(42,233)
Net increase (decrease) in cash and cash equivalents	(897)	96,857	563	—	96,523
Cash, cash equivalents, & restricted cash - Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, & restricted cash - End of Period	$4,257	$352,136	$8,707	$—	$365,100

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the CARES Act and the terms of relief thereunder; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the second quarter of 2020; our expected fleet as of March 31, 2021; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing.  Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements.  These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting plans related to COVID-19 will be effective or sufficient; the duration of government-mandated and other restrictions on travel; the full effect that the quarantine, restrictions on travel and other measures to limit the spreads of COVID-19 will have on demand for air travel in the markets in which we operate; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai’i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report.  The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of January 2020, the latest available data. As of March 31, 2020, we had 7,492 active employees.

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

March 2020 Financial Overview

•	GAAP net loss in the first quarter of $144.4 million, or $3.14 per diluted share.

•	Adjusted net loss in the first quarter of $34.0 million, or $0.74 per diluted share.

•	Unrestricted cash and cash equivalents and short-term investments of $814.6 million as of March 31, 2020.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of non-GAAP measures.

Impact of COVID-19

Due to the spread of COVID-19, what began with the Company's suspension of service to South Korea and Japan in late February, accelerated in March, when governments in Australia, New Zealand, Tahiti, American Samoa, and Hawai`i instituted requirements of self-isolation or quarantine for incoming travel, as well as travel within the State of Hawai`i. As a result of these actions, global travel demand declined precipitously to historically low levels, with our capacity reduced by more than 95% in the last week in March 2020. While a minimal level of air travel continues to operate during the COVID-19 pandemic, its impact on air travel and the broader economy continues and whether we will be able to recover to pre-COVID-19 pandemic levels is unknown.

In addition, we have taken, or intend to take, various actions to mitigate the impact of declining demand on our business. including, but not limited to:

•	Drawing down fully from our previously undrawn $235.0 million revolving credit facility in March 2020 (refer to Note 9 in the Notes to Consolidated Financial Statements for additional discussion,

•	Suspension of dividend payments on, and the repurchase of, our common stock,

•
Applying for, and on April 22, 2020, receiving the first tranche of funding of $146.2 million under the CARES Act PSP, as discussed in further detail below, and we are eligible for an additional $364 million in loans through the CARES Act ERP,

•	Pursuing additional financing secured by our unencumbered assets, including 36 aircraft with an estimated fair value of approximately $800 million,

•	Instituting a hiring freeze across the company, except for operationally critical and essential positions,

•	Deferring non-essential, non-aircraft capital expenditures,

•	Instituting voluntary unpaid leave and float day purchase programs offered to each work group, and

•	Reducing discretionary contractor, vendor, and other spending.

Additionally, all of our officers have temporarily reduced their base salaries by between 10% and 50% through at least September 30, 2020. Members of the Board of Directors have also temporarily reduced their compensation. We anticipate that we may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and quickly-changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy and financial market conditions.

Based on these actions, including recovery assumptions made regarding the impact of COVID-19, we have concluded that we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with existing covenants for the next twelve months, prior to giving effect to any additional financing that may occur. We continue to evaluate future financing opportunities by leveraging our unencumbered assets, which, as of March 31, 2020, have a fair value of approximately $800 million, and utilizing additional funding from the CARES Act, as discussed below.

We cannot assure you that our assumptions used to estimate liquidity requirements will be correct because we have never previously experienced such an unprecedented decline in global travel and passenger operations, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the COVID-19 pandemic is uncertain. As a consequence, we cannot estimate the impact on our business, financial condition or near- or longer-term financial or operational results with reasonable certainty, but we expect a net loss on both a GAAP and adjusted basis for the fiscal year ending December 31, 2020. We will continue to monitor these conditions as new information becomes available.

On March 27, 2020, President Trump signed into law the CARES Act, which provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides for, among other things; (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits that are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

Payroll Support Program

On April 22, 2020, Hawaiian entered into the PSP Agreement with the Treasury with respect to the PSP under the CARES Act. In connection with the PSP Agreement, on the PSP Closing Date, we entered into the Warrant Agreement with the Treasury and Hawaiian issued the Note to the Treasury. Pursuant to the PSP Agreement, the Treasury will provide Hawaiian with financial assistance to be paid in installments expected to total approximately $292.5 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, Hawaiian agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury mandated reporting obligations on Hawaiian and us. Finally, Hawaiian is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT; however, we applied for and received an exemption from the DOT from certain of the service requirements due to impacts of COVID-19.

The Note issued by Hawaiian to the Treasury will increase to a total principal sum of approximately $57.8 million as Hawaiian receives installments from the Treasury under the PSP Agreement. The Note has a ten year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the Warrant Agreement, we agreed to issue to the Treasury a total of 488,477 Warrants at an exercise price of $11.82 per share. The Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions.

Economic Relief Program

Under the ERP, we are eligible for approximately $364.0 million in a secured loan. Conditions of the loan are generally consistent with the PSP; however, certain restrictions, including prohibition of share repurchases and dividend payments extend for 12 months after the loan is no longer outstanding. On April 17, 2020, we filed an application with the Treasury for access to these funds; however, we are currently evaluating our level of participation.

Additionally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provides for the carryback of additional net operating losses to 2016 and 2017, which we expect will result in an annual tax benefit.

Fleet Summary

Due to the ongoing uncertainties of the extent and impact of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the timing of future aircraft deliveries. As of March 31, 2020, we have temporarily parked 36 aircraft. The table below summarizes our total fleet as of March 31, 2019 and 2020, and expected fleet as of March 31, 2021 (based on existing executed agreements):

	March 31, 2019			March 31, 2020			March 31, 2021
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo (3)	2	10	12	2	15	17	2	16	18
787-9 (4)	—	—	—	—	—	—	—	1	1
717-200	5	15	20	5	15	20	5	14	19
ATR 42-500 (5)	—	4	4	—	4	4	—	4	4
ATR 72-200 (5)	—	3	3	—	4	4	—	4	4
Total	19	44	63	19	50	69	19	51	70

(1)	Leased aircraft include aircraft under both finance and operating leases.

(2)	Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3)	We expect to take delivery of our final Airbus A321-200 aircraft in the second quarter of 2020.

(4)
In July 2018, we entered into a purchase agreement for the purchase of 10 Boeing 787-9 "Dreamliner" aircraft with purchase rights for an additional 10 aircraft with scheduled delivery from 2021 to 2025. The first aircraft is scheduled for delivery in the first quarter of 2021.

(5)
The ATR 42-500 turboprop and ATR 72-200 turboprop aircraft are owned by Airline Contract Maintenance & Equipment, Inc., a wholly-owned subsidiary of the Company. The ATR 42-500 turboprop aircraft are used for passenger operations under a Capacity Purchase Agreement (CPA) with a third-party provider. The ATR 72-200 turboprop aircraft are used for our cargo operations under the aforementioned CPA.

Results of Operations

For the three months ended March 31, 2020, we generated a net loss of $144.4 million, or $3.14 per diluted share, compared to net income of $36.4 million, or $0.75 per diluted share, for the same period in 2019.

Selected Consolidated Statistical Data (unaudited)

	Three months ended March 31,
	2020		2019
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	2,360		2,821
Revenue passenger miles (RPM)	3,711,474		4,127,729
Available seat miles (ASM)	4,974,971		4,850,723
Passenger revenue per RPM (Yield)	13.57	¢	14.57	¢
Passenger load factor (RPM/ASM)	74.6%		85.1%
Passenger revenue per ASM (PRASM)	10.12	¢	12.40	¢
Total Operations (a):
Revenue passengers flown	2,362		2,823
RPM	3,714,773		4,128,485
ASM	4,979,529		4,851,921
Operating revenue per ASM (RASM)	11.23	¢	13.54	¢
Operating cost per ASM (CASM)	14.60	¢	12.45	¢
CASM excluding aircraft fuel, gain on sale of aircraft, and special items (b)	9.78	¢	9.87	¢
Aircraft fuel expense per ASM (c)	2.27	¢	2.60	¢
Revenue block hours operated	52,860		51,627
Gallons of aircraft fuel consumed	63,822		64,521
Average cost per gallon of aircraft fuel (c)	$1.78		$1.95

(a)	Includes the operations of our contract carrier under a capacity purchase agreement.

(b)
Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.

(c)	Includes applicable taxes and fees.

Operating Revenue

During the three months ended March 31, 2020, operating revenue decreased $97.6 million, or 14.9%, as compared to the same period in 2019, driven primarily by decreased passenger revenue and is discussed further below:

Passenger revenue

For the three months ended March 31, 2020, passenger revenue decreased by $97.8 million, or 16.3%, as compared to the prior year period. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended March 31, 2019
(in thousands)	Three months ended March 31, 2020	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$366,473	(17.7)%	(9.6)%	(8.9)%	7.0%	(21.4)%
International	136,996	(12.1)	0.5	(12.5)	(6.4)	(10.0)
Total scheduled	$503,469	(16.3)%	(6.9)%	(10.1)%	2.6%	(16.7)%

Domestic passenger revenue fell 17.7% to $366.5 million during the three months ended March 31, 2020. RPMs decreased 8.9% while yields fell 9.6%. The decreases were primarily driven by competitive pressures in our domestic market followed by declining demand as a result of the COVID-19 pandemic. In late March, following the announcement of a mandatory 14-day quarantine for all non-essential travelers arriving in, or traveling within the State by the governor of the State of Hawai`i, we commenced a significant reduction in our Domestic capacity, the effects of which will be reflected in our second quarter ASM. As of March 31, 2020, we operated a total of 18 daily domestic flights, including daily service between Honolulu, Hawai`i and Los Angeles, California and San Francisco, California, and sixteen daily interisland flights within the State of Hawai`i. This is in comparison to 218 daily domestic flights, on average, in operation during March 2019, representing a decline of approximately 93%.

International passenger revenue fell 12.1% to $137.0 million during the three months ended March 31, 2020. RPMs decreased 12.5% on a capacity decrease of 6.4%, while yields remained flat. The decrease was primarily driven by declining demand as a result of the COVID-19 pandemic. Beginning in early March, and with the onset of the COVID-19 pandemic in China and South Korea, we reduced capacity on certain of its international routes. Throughout the month as various governments instituted mandatory quarantines and/or travel restrictions, including the State of Hawai`i, we temporarily suspended all international service. This is in comparison to 15 international flights on average operated daily in March 2019.

Other Operating Revenue

For the three months ended March 31, 2020, Other operating revenue was flat, up $0.2 million, or 0.4%, as compared to the prior year period, primarily due to an increase in loyalty program revenue of $2.3 million due to increased cardholder spend on the co-branded credit card. Other components in Other operating revenue include, but are not limited to, cargo, ground handling and other freight services, which collectively, declined in the period by approximately $2.0 million driven by the impact of COVID-19.

Operating Expense

Operating expenses were $727.2 million and $604.1 million for the three months ended March 31, 2020 and 2019, respectively. Increases (decreases) in operating expenses for the three months ended March 31, 2020, as compared to the same period in 2019, are detailed below:

	Increase / (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019
	$	%
Operating expenses	(in thousands)
Wages and benefits	$13,189	7.5%
Aircraft fuel, including taxes and delivery	(12,626)	(10.0)
Maintenance, materials and repairs	(2,636)	(4.2)
Aircraft and passenger servicing	(617)	(1.6)
Commissions and other selling	(4,120)	(13.4)
Aircraft rent	(3,392)	(11.2)
Other rentals and landing fees	(1,280)	(4.1)
Depreciation and amortization	1,298	3.4
Purchased services	1,788	5.5
Special items	126,904	—
Other	4,657	12.2
Total	$123,165	20.4%

Wages and benefits

Wages and benefits expense increased by $13.2 million, or 7.5%, for the three months ended March 31, 2020 as compared to the prior year period. The increase was a result of higher salary expense, driven by annual rate increases for certain of our collective bargaining groups, including $3.3 million attributed to ratification of the CBA with the AFA. The estimated impact of the amended CBA is unknown given the uncertainty associated with COVID-19 and its long-term impact on the Company. Additionally, and as discussed under the heading "Impact of COVID-19 Pandemic" in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," management instituted a number of cost saving measures in response to declining demand from the COVID-19 pandemic, including voluntary leave programs. As of April 10, 2020, we have reduced 2020 wages and benefits by approximately $45 million through voluntary leave programs. In addition to the above, our officers and members of the Board of Directors have taken temporary reductions in compensation ranging between 10% and 50% through at least September 30, 2020.

Aircraft fuel

Aircraft fuel expense decreased during the three months ended March 31, 2020, as compared to the prior year period, primarily due to a decrease in the average fuel price per gallon combined with decreased consumption, as illustrated in the following table:

	Three months ended March 31,
	2020	2019	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$113,478	$126,104	(10.0)%
Fuel gallons consumed	63,822	64,521	(1.1)%
Average fuel price per gallon, including taxes and delivery	$1.78	$1.95	(8.7)%

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

	Three months ended March 31,
	2020	2019	% Change
	(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$113,478	$126,104	(10.0)%
Realized losses on settlement of fuel derivative contracts	3,086	2,844	8.5%
Economic fuel expense	$116,564	$128,948	(9.6)%
Fuel gallons consumed	63,822	64,521	(1.1)%
Economic fuel costs per gallon	$1.83	$2.00	(8.5)%

Commissions and other selling expenses

Commissions and other selling expenses decreased by $4.1 million, or 13.4%, for the three months ended March 31, 2020 as compared to the prior year period. The decrease was primarily attributed to reduced travel driven by declining demand as a result of the COVID-19 pandemic.

Aircraft rent

Aircraft rent expense decreased by $3.4 million, or 11.2%, for the three months ended March 31, 2020 as compared to the prior year period. The decrease was the result of lease extensions entered into for certain of our A330-200 and B717-200 aircraft in the second half of 2019, the results of which were more favorable rates extended over periods ranging between two to eight years. Refer to Note 10 in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K filed on February 12, 2020.

Special items

During the three months ended March 31, 2020, we recognized approximately $126.9 million, comprised of the following:

•
In March 2020, we reached an agreement in principle with the flight attendants of Hawaiian, represented by the AFA, on a new five-year contract that runs through April 2025. On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. As of March 31, 2020, we accrued $23.5 million, of which $20.2 million was related to service prior to January 1, 2020, and recognized as a Special Item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of wages and benefits in the unaudited Consolidated Statements of Operations.

•
During the quarter ended March 31, 2020, the adverse economic impact and declining demand attributed to the COVID-19 pandemic, drove down our stock price to 52-week lows and reduced cash flow projections. Therefore, we qualitatively assessed that it was more likely than not that the goodwill was impaired as of March 31, 2020. We performed an interim test of the recoverability of goodwill concluding that the estimated fair value of the reporting unit no longer exceeded the carrying value of equity. The deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the financial statements, and we therefore recognized a goodwill impairment charge of $106.7 million during the three months ended March 31, 2020.

Nonoperating Income (Expense)

Net nonoperating expense increased by $3.4 million, or 90.8%, for the three months ended March 31, 2020 as compared to the prior year period. The increase in expense was primarily attributed to the movement of realized and unrealized gains and losses associated with our fuel derivative program. For the three months ended March 31, 2020, we recorded a net loss of $6.5 million, as compared to a net gain of $0.6 million during the same period in 2019. This was offset by the recognition of $3.7 million in realized and unrealized gains on our foreign currency derivatives. In March 2020, we determined that certain positions maturing between March and June 2020 no longer met the criteria for hedge accounting designation under ASC 815. As a result, we reclassified the net unrealized gains in AOCI to nonoperating expense in the unaudited Consolidated Statement of Operations.

Income Taxes

Our effective tax rate was 17.6% and 25.7% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three months ended March 31, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $814.6 million as of March 31, 2020, compared to $618.7 million as of December 31, 2019. As a result of COVID-19, we have taken, and are continuing to take, certain actions to increase liquidity and augment our financial position, which include:

•	Drawing down fully from our previously undrawn $235.0 million revolving credit facility in March 2020,

•	Suspension of dividend payments on, and the repurchase of, our common stock,

•
Applied for, and on April 22, 2020, received the first tranche of funding of $146.2 million under the CARES Act. We expect to receive an additional $146 million in funding between May and July 2020 and we are eligible for an additional $364 million in loans through the CARES Act ERP,

•	Pursuing additional financing secured by our unencumbered assets, including 36 aircraft with an estimated fair value of approximately $800 million,

•	Instituted a hiring freeze across the company, except for operationally critical and essential positions,

•	Deferral of non-essential capital expenditures,

•	Institution of voluntary unpaid leave and float day purchase programs, offered to each work group, and

•	Reduction of discretionary contractor, vendor, and other spending.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced such an unprecedented event impacting global travel, and as a consequence, our ability to be predictive is uncertain. In addition, the magnitude, duration and speed of the COVID-19 pandemic is uncertain. However, based on our assumptions and estimates with respect to the temporary suspension of nearly the entirety of our operations, and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months.

As of March 31, 2020, our current liabilities exceeded our current assets by approximately $46.5 million. However, approximately $623.7 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for future travel.

Cash Flows

Net cash provided by operating activities was $46.9 million and $150.7 million during the three months ended March 31, 2020 and 2019, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. The operating cash flows during each of the three months ended March 31, 2020 and 2019 were impacted by changes in Air traffic liability and current frequent flyer deferred revenue, Accounts receivables and Other asset and liabilities, net, due to the decline in demand for air travel as a result of the COVID-19 pandemic.
Cash used in investing activities was $14.8 million and $11.9 million during the three months ended March 31, 2020 and 2019, respectively. Investing activities included Capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the three months ended March 31, 2020, capital expenditures were $46.8 million, the majority of which relate to predelivery payments for our Boeing 787-9 aircraft deliveries, as compared with $74.3 million in capital expenditures during the three months ended March 31, 2019. During the three months ended March 31, 2020, our purchases and sales of short-term investments resulted in net cash inflow of $32.1 million as compared to net cash inflow of $65.8 million during the same period in 2019.
Net cash provided by financing activities was $195.4 million during the three months ended March 31, 2020 as compared to net cash used in financing activities of $42.2 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, we drew $235.0 million from our revolving credit facility, as further discussed in Note 9 in Notes to Consolidated Financial Statements. Additionally, we repaid $25.3 million in scheduled debt and finance lease obligations, compared with $24.4 million during the prior year period. During the three months ended March 31, 2020, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments, as compared to $16.9 million during the same period in 2019.
Covenants
We were in compliance with covenants in our financing agreements at March 31, 2020.
Capital Commitments

As of March 31, 2020, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program is subject to further modification or termination at any time. We spent $7.5 million and $11.1 million to repurchase and retire approximately 0.3 million shares and 0.4 million shares of our common stock in open market transactions during the three months ended March 31, 2020 and 2019, respectively. In March 2020, we indefinitely suspended all repurchases under the approved repurchase plan in connection with our participation in relief under the CARES Act, which restricts us from repurchasing shares through September 30, 2021.

During the three months ended March 31, 2020, we declared and paid cash dividends of $0.12 per share, totaling $5.5 million, which was paid on February 28, 2020, to stockholders of record as of February 14, 2020. Our participation in relief under the CARES Act restricts us from making any dividend payments through at least September 30, 2021.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of March 31, 2020 and December 31, 2019, there were no holdbacks held with our credit card processors. In the event of a material adverse change in our business, the credit card processor could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Pension and Postemployment Benefit Plan Funding

During the three months ended March 31, 2020 and 2019, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan and the financial uncertainties of the COVID-19 pandemic on our business, we do not anticipate any cash contributions to the plan during 2020.

Contractual Obligations

Our estimated contractual obligations as of March 31, 2020 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2020	2021 - 2022	2023 - 2024	2025 and thereafter
	(in thousands)
Debt obligations, including principal and interest (1)	$906,549	$43,626	$453,322	$123,614	$285,987
Finance lease obligations, including principal and interest (2)	190,083	21,661	55,083	44,989	68,350
Operating lease obligations (3)	745,550	78,933	191,485	162,385	312,747
Aircraft purchase commitments (4)	1,557,422	133,444	735,322	582,634	106,022
Other commitments (5)	472,991	62,241	156,529	122,956	131,265
Projected employee benefit contributions (6)	46,000	—	33,700	8,200	4,100
Total contractual obligations	$3,918,595	$339,905	$1,625,441	$1,044,778	$908,471

(1)
Represents scheduled and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of March 31, 2020.

(2)
Amounts reflect finance lease obligations for one Airbus A330-200 aircraft, one Boeing 717-200 aircraft, two Airbus A321neo aircraft, one Airbus A330 flight simulator, and aircraft and IT related equipment.

(3)	Amounts reflect leases for eleven Airbus A330-200 aircraft, four Boeing 717-200 aircraft, and office space.

(4)	Amounts include our firm commitments for aircraft and aircraft related equipment.

(5)
Amounts include commitments for services provided by third-parties for aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

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

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•
During the three months ended March 31, 2020, the effective tax rate included a $14.2 million tax benefit resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the net operating losses and the previous tax rate of 35% that was in effect during the years to which net operating losses were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.

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

•
Changes in fair value of foreign currency derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of foreign currency derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

•	During the three months ended March 31, 2019, we recorded a gain on disposal for Boeing 767-300 aircraft equipment of $1.1 million, in conjunction with the retirement of our Boeing 767-300 fleet.

•
Unrealized loss (gain) on foreign debt is based on the fluctuation in exchanges rates and the measurement of foreign-denominated debt to our functional currency. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.

Special Items

•
On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provided for, among other things, a ratification payment, payable over twelve months. As of March 31, 2020, we accrued $23.5 million. of which $20.2 million relates to service prior to January 1, 2020, and was recorded as a Special Item in the unaudited Consolidated Statements of Operations. Refer to Note 12 in the Notes to the unaudited Consolidated Financial Statements for additional discussion.

•
During the three months ended March 31, 2020, we recognized a goodwill impairment charge of $106.7 million, recorded as a Special Item. Refer to Note 2 in the Notes to Consolidated Financial Statements for additional discussion.

	Three months ended March 31,
	2020		2019
	Net Loss	Diluted Net Loss Per Share	Total	Diluted Per Share
	(in thousands, except for per share data)
GAAP Net Income, as reported	$(144,372)	$(3.14)	$36,358	$0.75
Adjusted for:
CARES Act - carryback of additional NOLs	(14,156)	(0.31)	—	—
Changes in fair value of fuel derivative contracts	3,366	0.07	(3,414)	(0.07)
Gain on sale of aircraft equipment	—	—	(1,097)	(0.02)
Unrealized loss (gain) on foreign debt	743	0.02	(630)	(0.01)
Unrealized gain on non-designated fx positions	(812)	(0.02)	—	—
Special items	126,904	2.76	—	—
Tax effect of adjustments	(5,722)	(0.12)	1,337	0.02
Adjusted Net Income (Loss)	$(34,049)	$(0.74)	$32,554	$0.67

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, gain on sale of aircraft and equipment, and special items, are summarized in the table below:

	Three months ended March 31,
	2020	2019
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$727,240	$604,075
Adjusted for:
Aircraft fuel, including taxes and delivery	(113,478)	(126,104)
Gain on sale of aircraft and equipment	—	1,097
Special items	(126,904)	—
Adjusted Operating Expenses	$486,858	$479,068
Available Seat Miles	4,979,529	4,851,921
CASM - GAAP	14.60 ¢	12.45 ¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(2.27)	(2.60)
Gain on sale of aircraft and equipment	—	0.02
Special items	(2.55)	—
Adjusted CASM	9.78 ¢	9.87 ¢

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon financial statements that have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities as of the date of the financial statements. Actual results may differ from these estimates under different assumptions and/or conditions.

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2020, except as discussed below. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the quarter ended March 31, 2020, the adverse economic impact and declining demand attributed to the COVID-19 pandemic, drove down our stock price to 52-week lows. Given the disparity between our market capitalization and the carrying value of our shareholders' equity, we performed an interim test of the recoverability of our goodwill and determined that the estimated fair values of the reporting unit no longer exceeded their carrying value. During the three months ended March 31, 2020, the carrying value of shareholders' equity exceeded the fair value of reporting unit, and we recognized a goodwill impairment charge of $106.7 million. We did not identify impairment associated with our indefinite-lived intangible assets.

Fair value is determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their present value, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments to be made by management. The principal assumptions used in our discounted cash flow analysis, consisted of; (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to us and the industry in which we operate.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk", in our 2019 Annual Report on Form 10-K.

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

See Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a detailed discussion of the risk factors affecting our business, results of operations and financial condition. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K and the risks identified elsewhere in this report. Except as presented below, there have been no material changes from the risk factors described in our Form 10-K.

The global COVID-19 pandemic is having a material adverse impact on our operations and financial performance. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business operations, liquidity, financial performance, results of operations, financial position or the achievement of our strategic objectives.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures); the impact of the pandemic and actions taken in response to it on global and regional economies and travel; the availability of federal, state, or local funding programs; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•
Operations-related risks: Across our business, we are facing increased operational challenges, including low demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, high-volume customer service requests for refunds and cancellations, the need to protect employee and customer health and safety, site shutdowns, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including a 14-day quarantine requirement for all travelers to and within the state of Hawai’i. These and similar factors related directly and indirectly to the COVID-19 pandemic adversely impact our business. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

•
Customer-related risks: The voluntary and mandated decline in business and leisure travel due to due to the COVID-19 pandemic, including mandatory restrictions placed on travel by governments globally, has caused interruption of our inter-island, domestic and international flights, which has had a material adverse effect on our business and could have a material adverse effect on the future viability of our business. Changes in passenger air travel trends arising from COVID-19 may continue to develop or persist over time and further contribute to this adverse effect. We are also observing a significant increase in the number of requests for cancellations and refunds by customers, and these trends may lead to additional adverse financial impacts for us over time.

•
Liquidity- and funding-related risks: While we are seeking support under the CARES Act and have access to a committed credit line, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Additionally, there can be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. Although the U.S. federal government has announced funding programs to support businesses under the CARES Act, our ability or willingness to access sufficient funding under this program may be limited or change.

The COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results. Further, the outbreak of another disease or similar public health threat in the future could also have an adverse effect on our business operations, liquidity, financial performance, results of operations, financial position or the achievement of our strategic objectives.

ECONOMIC RISKS

Our business is affected by global economic volatility, including the current economic downturn precipitated by the COVID-19 pandemic.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Demand for discretionary purchases including air travel and vacations to, from and within the Hawaiian Islands has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Our business depends on the demand for air travel to, from and within the Hawaiian Islands. Further deterioration or instability in demand resulting from travel restrictions, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. We cannot assure that we will be able to offset such revenue reductions by reducing our costs or seeking relief through the CARES Act or other programs or opportunities.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai'i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we have experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. Globally, governments have instituted “stay home,” “shelter-in-place” or other restrictions on travel. On March 21, 2020, the Governor of the State of Hawai’i issued an order requiring all travelers arriving or returning to Hawai’i from the continental United States or other countries to be subject to a mandatory 14-day self-quarantine due to the COVID-19 pandemic. On March 30, 2020, the Governor of Hawai’i extended the 14-day quarantine requirement to travelers between the Hawaiian Islands. These measures deter travel and have a significant impact on our business operations. Additionally, Hawai'i tourism levels are generally affected by the economic and political climate in Hawai'i's main tourism markets, the availability of hotel accommodations, the popularity of Hawai'i as a tourist destination relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. As a result of the COVID-19 pandemic, various public events, attractions and venues have been closed, impacting tourism in Hawai’i and the other locations on our routes. We cannot predict when these closures will cease and when tourism levels will recover. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism in Hawai'i. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai'i or other parts of the world, could also have an adverse effect or adversely compound the existing effect of the COVID-19 pandemic on Hawai'i tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the current effect of the COVID-19 pandemic on Hawai'i tourism. A decline in the level of Hawai'i passenger traffic due to a decline in tourism has had and may continue to have a material adverse effect on our results of operations and financial condition.

Our business is exposed to foreign currency exchange rate fluctuations.

Our business has been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. We entered into Japanese Yen denominated debt agreements totaling $227.9 million and $86.5 million in 2019 and 2018, respectively. If our business continues to expand internationally, there is no assurance that such agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A "Quantitative and Qualitative Disclosures About Market Risk", of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further information regarding our exposure to foreign currency exchange rates.

LIQUIDITY RISKS

See Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our liquidity.

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Airbus and Boeing to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions, including related to the current COVID-19 pandemic, may adversely affect the availability of financing or may result in unfavorable terms and conditions. We can offer no assurance that the financing we need will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonable terms, our business and financial condition may be adversely affected.

Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

As of March 31, 2020, we had $817 million in outstanding debt. Our debt and related covenants could:

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

We have entered into loan agreements with the U.S. Treasury pursuant to the CARES Act that have certain operating restrictions.

On April 22, 2020, we entered into definitive agreements with Treasury as part of the PSP under the CARES Act, as discussed further in the in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Under the definitive agreements, Hawaiian, on behalf of itself and us, agreed to refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, limit executive compensation through March 24, 2022 and suspend payment of dividends and stock repurchases through September 30, 2021. The terms of the definitive agreements also impose certain Treasury mandated reporting obligations on Hawaiian and us. Finally, Hawaiian is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT. Because of the 14-day quarantine order in place for travelers to and within Hawaiʻi and the dramatic decrease in demand for air service to and between the Hawaiian Islands, we applied for and received an exemption from the DOT from certain of the service requirements.

The restrictions placed on us as part of our participation in the PSP under the CARES act may affect our financial and business operations.

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

Additional capacity to or within Hawai'i, whether from network carriers or LCCs, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, including in light of industry-wide reductions in air travel due to the COVID-19 pandemic, which could have a material adverse effect on our results of operations and financial condition.

The concentration of our business within Hawai'i, and between Hawai'i and the U.S. mainland, provides little diversification of our revenue.

During the three months ended March 31, 2020, approximately 73% of our passenger revenue was generated from our Domestic routes. Many of our competitors, particularly major network carriers with whom we compete on our North America routes, enjoy greater geographical diversification of their revenue. Reductions in the level of demand for travel to, from, and within Hawai'i, such as those caused by the prevalence of COVID-19 in the United States as well as related government mandates on travel and business operations, simultaneously with sustained industry capacity on these routes, has reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our routes and continued industry capacity of major network carriers on routes to, from and within Hawai’i is likely to continue to adversely affect our financial results. Additionally, as these routes account for a significantly higher proportion of our revenue than they do for many of our competitors, they are likely to have a relatively greater adverse effect on our financial results by comparison.

INFORMATION TECHNOLOGY AND THIRD-PARTY RISKS

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

The failure of any of our third-party service providers to adequately perform their service obligations, or other interruptions of services, including those related the impacts of the COVID-19 pandemic on their businesses, are likely to reduce our revenues, increase expenses, and/or prevent us from operating our flights and providing other services to our customers. Additionally, our business and financial performance would be materially harmed if our customers believe that our services are unreliable or unsatisfactory.

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

In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees' labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. For example, in April 2020, the flight attendants of Hawaiian, represented by the AFA, ratified an amended collective bargaining agreement, which among other things, includes a ratification payment, increased medical cost sharing, pay scale increases, and a one-time medical savings contribution to eligible flights attendants upon retirement. In connection with this amendment, our wages and benefits expense increased for the three months ended March 31, 2020.

STRATEGY AND BRAND RISKS

Our failure to successfully implement our route and network strategy could harm our business.

Our route and network strategy (how we determine to deploy our fleet) includes initiatives to increase revenue, decrease costs, mature our network, and improve distribution of our sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. As a result of the COVID-19 pandemic and related decline in air travel, we are not likely to be able to utilize and fill current capacity or any additional capacity provided by any additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner at the levels previously anticipated. As a result, we are unlikely to be able to meaningfully develop and grow our new and existing markets in the near term, which may adversely affect our business and operations for an indeterminant time period.

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

Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried, and when applicable, the aggregate effect of decreasing flights scheduled, causes a corresponding decrease in revenue that is likely to result in a disproportionately greater decrease in profits. Therefore, the reduction in airline passenger traffic as a result of the COVID-19 pandemic and any future reductions as a result of the following or other factors, which are largely outside of our control, will likely harm our business, financial condition, and results of operations:

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

Our results of operations are and may continue to be volatile due to the conditions identified above. We cannot ensure that our financial resources will be sufficient to absorb the effects the COVID-19 pandemic or any unexpected events, including those identified above.

Our operations may be adversely affected by our expansion into non-U.S. jurisdictions and the related laws and regulations to which we are subject.

The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws and regulations to which we are subject, both domestically and internationally. Compliance with the laws and regulations of foreign jurisdictions and the restrictions on operations that these laws, regulations or other government actions may impose could significantly increase the cost of airline operations or reduce revenue. For example, various jurisdictions are currently imposing restrictions that impede or restrict travel in response to the COVID-19 pandemic and a number of our destinations in Asia have been revising their privacy and consumer laws and regulations. Limitations placed on our business as a result of these or other laws and regulations or failure to comply with evolving laws or regulations could result in significant penalties, criminal charges, costs to defend in a foreign jurisdiction, restrictions on operations and reputational damage. In addition, we operate flights on international routes regulated by treaties and related agreements between the U.S. and foreign governments, which are subject to change as they may be amended from time to time. Modifications of these arrangements could result in an inability to obtain or retain take-off or landing slots for our routes, route authorization and necessary facilities. Any limitations, additions or modifications to government treaties, agreements, regulations, laws or policies related to our international routes could have a material adverse impact on our financial position and results of operations.

Extended interruptions or disruptions in service have and could continue to have a material adverse impact on our operations.

Our financial results have been and may continue to be adversely affected by factors outside our control, including, but not limited to, flight cancellations, significant delays in operations, and facility disruptions, such as those caused by the current COVID-19 pandemic. Our principal base of operations is in Hawai'i and a significant interruption or disruption in service has had and may continue to have a serious impact on our business and results of operations. In addition to international health crises, such as the COVID-19 pandemic, natural disasters, such as hurricanes, earthquakes and tsunamis, may impact the demand for transportation in the markets in which we operate.

FLEET AND FLEET-RELATED RISKS

We are dependent on our limited number of suppliers for aircraft, aircraft engines and parts.

We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Rolls Royce, Pratt & Whitney) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic. We do not yet know the impact of operational disruptions of our suppliers and believe that such disruptions could result in reputational harm, increased parts and maintenance costs, and adverse effects on our financial position and results of operations.

Our agreements to purchase Airbus A321neo aircraft and Boeing 787-9 aircraft represent significant future financial commitments and operating costs.

As of March 31, 2020, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	1	9	In 2020
B787-9 aircraft	10	10	Between 2021 and 2025

We have made substantial pre-delivery payments for Airbus and Boeing aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. Due to the current impacts of the COVID-19 pandemic, we are reevaluating these contracts. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years.

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

The success of our business depends on, among other things, the ability to effectively operate a certain number and type of aircraft. As noted above, we are uncertain about the future of our contractual commitments to purchase additional aircraft for our fleet. Our inability to purchase and introduce new aircraft into our fleet could negatively impact our business, operations and financial performance. Even if we proceed with some or all of our contractual commitments to purchase additional aircraft, delays in scheduled aircraft, due to the COVID-19 pandemic or other circumstances, or our failure to integrate newly purchased aircraft into our fleet as planned may require us to utilize our existing fleet longer than expected. Such extensions may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs.

We may never realize the full value of our long-lived assets, resulting in impairment and other related charges that may negatively impact our financial position and results of operations.

Economic and intrinsic triggers, which include extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods.

COMMON STOCK RISKS

Our share price is subject to fluctuations.

The market price of our stock is influenced by many factors, many of which are outside of our control, and include the following:

•	the impact of international crises, including the current COVID-19 pandemic;

•	operating results and financial condition;

•	changes in the competitive environment in which we operate;

•	fuel price volatility including the availability of fuel;

•	announcements concerning our competitors including bankruptcy filings, mergers, restructurings or acquisitions by other airlines;

•	increases or changes in government regulation;

•	changes in financial estimates or recommendations by securities analysts; and

•	sales of our common stock or other actions by investors with significant shareholdings.

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

We have reached an agreement with the Treasury for financial relief under the CARES Act. Under the terms of this relief we will be required to suspend payment of dividends and refrain from engaging in stock repurchases through September 30, 2021. We announced on March 18, 2020 that we suspended stock repurchases under our previously announced repurchase program, which expires December 31, 2020. As such, we do not anticipate any future repurchases under our currently approved repurchase program and we cannot provide any assurance that we will initiate any repurchase program again in the future. Additionally, although we have historically issued quarterly dividends, we cannot provide any assurance that we will declare dividends in the future, even after the restrictions related to the CARES Act are no longer applicable, based on our operating results, financial condition, capital requirements, and general business conditions.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table displays information with respect to our repurchases of shares of our common stock during the three months ended March 31, 2020:

Period	Total number of shares purchased (i)	Average price paid per share (ii)	Total number of shares purchased as part of publicly announced plans or programs (i)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (i)
January 1, 2020 - January 31, 2020	236,003	$29.02	236,003
February 1, 2020 - February 29, 2020	23,907	27.61	23,907
March 1, 2020 - March 31, 2020	—	—	—
Total	259,910		259,910	$21.2

(i)
In November 2018, our Board of Directors approved the repurchase of up to an additional $100 million of our outstanding common stock through December 2020. On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of relief under the CARES Act, we are restricted from repurchases through September 30, 2021.

(ii)	Weighted average price paid per share is calculated on a settlement basis and excludes commission.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

None.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

4.1	Warrant Agreement, dated as of April 22, 2020, by and between Hawaiian Holdings, Inc. and the United States Department of the Treasury.

4.2	Form of Warrant to Purchase Common Stock (included in Annex B to Exhibit 4.1).

4.3	Promissory Note, dated as of April 22, 2020, issued by Hawaiian Airlines, Inc. to the United States Department of the Treasury, with Hawaiian Holdings, Inc. as guarantor.

10.1	Payroll Support Program Agreement, dated as of April 22, 2020, by and between Hawaiian Airlines, Inc. and the United States Department of the Treasury.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	May 7, 2020	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)