Form 10-Q
period 2020-06-30
HAWAIIAN HOLDINGS INC
filed 2020-07-28
CIK 1172222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 21, 2020, 45,997,188 shares of the registrant’s common stock were outstanding.

Hawaiian Holdings, Inc.
Form 10-Q
Quarterly Period ended June 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.
Hawaiian Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)
Operating Revenue:
Passenger	$29,762	$653,423	$533,231	$1,254,727
Other	30,242	58,766	85,917	114,213
Total	60,004	712,189	619,148	1,368,940
Operating Expenses:
Wages and benefits	30,329	180,070	218,583	355,135
Aircraft fuel, including taxes and delivery	7,003	140,600	120,481	266,704
Maintenance, materials and repairs	13,994	58,131	74,403	121,176
Aircraft and passenger servicing	3,036	39,641	41,319	78,541
Depreciation and amortization	39,333	39,527	78,782	77,678
Aircraft rent	23,886	30,843	50,890	61,239
Commissions and other selling	2,927	32,471	29,643	63,307
Other rentals and landing fees	13,677	31,386	43,443	62,432
Purchased services	19,887	32,733	54,128	65,186
Special items	34,014	—	160,918	—
Other	20,882	37,906	63,618	75,985
Total	208,968	623,308	936,208	1,227,383
Operating Income (Loss)	(148,964)	88,881	(317,060)	141,557
Nonoperating Income (Expense):
Interest expense and amortization of debt discounts and issuance costs	(8,221)	(7,300)	(15,016)	(14,830)
Gains (losses) on fuel derivatives	(184)	(3,220)	(6,636)	(2,650)
Interest income	2,766	3,074	5,786	6,057
Capitalized interest	921	1,257	1,752	2,542
Other, net	1,161	(3,083)	3,465	(4,108)
Total	(3,557)	(9,272)	(10,649)	(12,989)
Income (Loss) Before Income Taxes	(152,521)	79,609	(327,709)	128,568
Income tax expense (benefit)	(45,617)	21,776	(76,433)	34,377
Net Income (Loss)	$(106,904)	$57,833	$(251,276)	$94,191
Net Income (Loss) Per Share
Basic	$(2.33)	$1.21	$(5.47)	$1.96
Diluted	$(2.33)	$1.21	$(5.47)	$1.96
Weighted Average Number of Common Stock Shares Outstanding:
Basic	45,971	47,854	45,969	48,122
Diluted	45,971	47,889	45,969	48,158

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended June 30,
	2020	2019
	(unaudited)
Net Income (Loss)	$(106,904)	$57,833
Other comprehensive loss, net:
Net change related to employee benefit plans, net of tax expense of $242 and $218 for 2020 and 2019, respectively	736	669
Net change in derivative instruments, net of tax benefit of $795 and $1,186 for 2020 and 2019, respectively	(2,419)	(3,646)
Net change in available-for-sale investments, net of tax expense of $350 and $250 for 2020 and 2019, respectively	1,065	769
Total other comprehensive loss	(618)	(2,208)
Total Comprehensive Income (Loss)	$(107,522)	$55,625

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Net Income (Loss)	$(251,276)	$94,191
Other comprehensive income, net:
Net change related to employee benefit plans, net of tax expense of $439 and $352 for 2020 and 2019, respectively	1,334	1,245
Net change in derivative instruments, net of tax benefit of $682 and $811 for 2020 and 2019, respectively	(2,075)	(2,501)
Net change in available-for-sale investments, net of tax expense of $478 and $425 for 2020 and 2019, respectively	1,454	1,309
Total other comprehensive income	713	53
Total Comprehensive Income (Loss)	$(250,563)	$94,244

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except shares)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$592,520	$373,056
Short-term investments	168,410	245,599
Accounts receivable, net	28,467	97,380
Income taxes receivable	92,365	64,192
Spare parts and supplies, net	35,660	37,630
Prepaid expenses and other	45,431	56,849
Total	962,853	874,706
Property and equipment, less accumulated depreciation and amortization of $823,757 and $762,544 as of June 30, 2020 and December 31, 2019, respectively	2,267,826	2,316,772
Other Assets:
Operating lease right-of-use assets	592,933	632,545
Long-term prepayments and other	159,383	182,438
Intangible assets, net	13,500	13,500
Goodwill	—	106,663
Total Assets	$3,996,495	$4,126,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,641	$148,748
Air traffic liability and current frequent flyer deferred revenue	553,554	606,684
Other accrued liabilities	221,881	161,430
Current maturities of long-term debt, less discount	60,079	53,273
Current maturities of finance lease obligations	21,667	21,857
Current maturities of operating leases	78,655	83,224
Total	1,037,477	1,075,216
Long-Term Debt	792,766	547,254
Other Liabilities and Deferred Credits:
Noncurrent finance lease obligations	131,631	141,861
Noncurrent operating leases	476,401	514,685
Accumulated pension and other post-retirement benefit obligations	200,411	203,596
Other liabilities and deferred credits	80,350	97,434
Noncurrent frequent flyer deferred revenue	179,740	175,218
Deferred tax liability, net	271,786	289,564
Total	1,340,319	1,422,358
Commitments and Contingencies
Shareholders’ Equity:
Special preferred stock, $0.01 par value per share, three shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 45,996,537 and 46,121,859 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	460	461
Capital in excess of par value	143,374	135,651
Accumulated income	785,269	1,049,567
Accumulated other comprehensive loss, net	(103,170)	(103,883)
Total	825,933	1,081,796
Total Liabilities and Shareholders’ Equity	$3,996,495	$4,126,624
See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2019	$461	$—	$135,651	$1,049,567	$(103,883)	$1,081,796
Net Loss	—	—	—	(144,372)	—	(144,372)
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,514)	—	(5,514)
Other comprehensive income, net	—	—	—	—	1,331	1,331
Issuance of 88,141 shares of common stock, net of shares withheld for taxes	1	—	(1,231)	—	—	(1,230)
Repurchase and retirement of 259,910 shares common stock	(2)	—	—	(7,508)	—	(7,510)
Share-based compensation expense	—	—	(135)	—	—	(135)
Balance at March 31, 2020	$460	$—	$134,285	$892,173	$(102,552)	$924,366
Net Loss	—	—	—	(106,904)	—	(106,904)
Other comprehensive loss, net	—	—	—	—	(618)	(618)
Issuance of 46,447 shares of common stock, net of shares withheld for taxes	—	—	(83)	—	—	(83)
CARES Act PSP warrant issuance	—	—	7,403	—	—	7,403
Share-based compensation expense	—	—	1,769	—	—	1,769
Balance at June 30, 2020	$460	$—	$143,374	$785,269	$(103,170)	$825,933

(*) Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2020 and December 31, 2019.
(**) Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2020 and December 31, 2019.

Hawaiian Holdings, Inc.
Consolidated Statements of Shareholders' Equity
(in thousands)

	Common Stock(*)	Special Preferred Stock(**)	Capital In Excess of Par Value	Accumulated Income	Accumulated Other Comprehensive Income (Loss)	Total
	(unaudited)
Balance at December 31, 2018	$485	$—	$128,448	$912,201	$(93,140)	$947,994
Net Income	—	—	—	36,358	—	36,358
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,811)	—	(5,811)
Other comprehensive income, net	—	—	—	—	2,261	2,261
Issuance of 65,517 shares of common stock, net of shares withheld for taxes	1	—	(983)	—	—	(982)
Repurchase and retirement of 403,598 shares common stock	(4)	—	—	(11,082)	—	(11,086)
Share-based compensation expense	—	—	1,426	—	—	1,426
Cumulative effect of accounting change (ASU 2016-02), net of tax	—	—	—	4,900	—	4,900
Balance at March 31, 2019	$482	$—	$128,891	$936,566	$(90,879)	$975,060
Net Income	—	—	—	57,833	—	57,833
Dividends declared on common stock ($0.12 per share)	—	—	—	(5,743)	—	(5,743)
Other comprehensive loss, net	—	—	—	—	(2,208)	(2,208)
Issuance of 28,927 shares of common stock, net of shares withheld for taxes	—	—	(32)	—	—	(32)
Repurchase and retirement of 725,105 shares common stock	(7)	—	—	(19,597)	—	(19,604)
Share-based compensation expense	—	—	1,384	—	—	1,384
Balance at June 30, 2019	$475	$—	$130,243	$969,059	$(93,087)	$1,006,690

(*) Common Stock—$0.01 par value; 118,000,000 authorized as of June 30, 2019 and December 31, 2018.
(**) Special Preferred Stock—$0.01 par value; 2,000,000 shares authorized as of June 30, 2019 and December 31, 2018.

See accompanying Notes to Consolidated Financial Statements.

Hawaiian Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Net cash provided by Operating Activities	$3,458	$311,212
Cash flows from Investing Activities:
Additions to property and equipment, including pre-delivery payments	(93,956)	(151,577)
Proceeds from the disposition of aircraft related equipment	—	4,350
Purchases of investments	(64,215)	(189,929)
Sales of investments	143,679	225,706
Other	—	(6,275)
Net cash used in investing activities	(14,492)	(117,725)
Cash flows from Financing Activities:
Long-term borrowings	283,964	—
Repayments of long-term debt and finance lease obligations	(39,129)	(77,471)
Dividend payments	(5,514)	(11,554)
Debt issuance costs	—	(33)
Repurchases of common stock	(7,510)	(30,690)
Other	(1,313)	(1,012)
Net cash provided by (used in) financing activities	230,498	(120,760)
Net increase in cash and cash equivalents	219,464	72,727
Cash, cash equivalents, and restricted cash - Beginning of Period	373,056	268,577
Cash, cash equivalents, and restricted cash - End of Period	$592,520	$341,304

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

2. Impact of the COVID-19 Pandemic

Due to the rapid and unprecedented spread of COVID-19, what began with the Company's suspension of service to South Korea and Japan in late February accelerated in March when governments instituted requirements of self-isolation or quarantine for incoming travelers. This was followed by the announcement in March 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai‘i. While quarantine requirements have ceased for travel within the State of Hawai‘i, restrictions related to travel to the State of Hawai‘i continued through the second quarter. As a result, travel demand declined precipitously to historically low levels and has remained depressed through the second quarter.

On June 10, 2020, the Governor of Hawai‘i extended the quarantine requirements for passengers traveling to Hawai‘i until at least July 31, 2020, but lifted them for Neighbor Island travel effective June 16, 2020. Following this announcement, the Company saw increases in bookings of Neighbor Island flights in June and have slowly begun rebuilding its Neighbor Island flight schedule commensurate with increases in demand. While the Governor of Hawai‘i announced the near-term possibility of lifting the quarantine requirement for passengers traveling to Hawai‘i upon demonstration of a negative COVID-19 test, on July 13, 2020, the Governor’s office announced that the mandatory quarantine would extend through at least the end of August 2020. The exact timing and pace of the recovery remains uncertain as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing extended quarantines for most U.S. residents. See Note 6, for a discussion of the recognition of passenger revenue, the Company's air traffic liability and ticket breakage.

In response to the COVID-19 pandemic, the Company implemented various measures to mitigate declining demand through capacity and cost reductions, while managing cash flow and liquidity.

Capacity Reductions. Beginning in the second half of March, the Company experienced a significant decline in demand as COVID-19 spread globally. In response, the Company significantly reduced system capacity to a level that maintained essential services to align capacity with expected demand. During the three and six months ended June 30, 2020, the Company reduced capacity by 92% and 46%, respectively, as compared to the same period in 2019. As a result of our capacity reductions, the Company temporarily parked approximately 38% of its fleet as of June 30, 2020.

Expense Management. In response to the reduction in revenue, the Company has implemented, and will continue to implement cost savings and liquidity measures, including:

•In March 2020, the Company instituted a hiring freeze, except for operationally critical and essential positions.
•Reduced capital expenditures for 2020 and continue to evaluate non-essential, non-aircraft capital expenditures. During the six months ended June 30, 2020, capital expenditures were approximately $94.0 million.
•The Company currently has aircraft deliveries scheduled between 2021 to 2025 and is in discussions regarding the potential deferment of deliveries initially scheduled in 2021.

•Offered voluntary unpaid leave and float day purchase programs to each work group, including early retirement options for eligible employees.
•All of the Company’s officers have reduced their base salaries by between 10% and 50% through at least September 30, 2020. Members of the Board of Directors have also temporarily reduced their compensation.
•In July 2020, the Company announced a Voluntary Separation Program (VSEP), which will provide eligible, non-contract employees compensation in exchange for voluntary separation, and is currently in negotiations with labor unions related to voluntary separation packages.

The Company anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatile and quickly-changing dynamics of passenger demand and changes in revenue, regulatory and public health directives and prevailing government policy and financial market conditions.

Cash Flow and Liquidity Management. Our cash, cash equivalents and short-term investments as of June 30, 2020 was $760.9 million as a result of various actions taken to increase liquidity and strengthen financial position during the six months ended June 30, 2020, including, but not limited to:

•On March 16, 2020, the Company drew down fully from its previously undrawn $235.0 million revolving credit facility. Refer to Note 9 for additional discussion.
•On March 18, 2020, the Company suspended its stock repurchase program and on April 22, 2020, the Company suspended payment of dividends.
•During the three and six months ended June 30, 2020, the Company received $214.2 million in grants and $49.0 million in loans pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) Payroll Support Program (PSP), as discussed in further detail below. As of June 30, 2020, we have approximately $124.2 million remaining in PSP proceeds to be utilized and expects to receive an additional $29.2 million in July 2020.

The Company continues to explore and pursue options to raise additional financing by leveraging its unencumbered assets, which as of June 30, 2020, included 36 aircraft with an estimated fair value of approximately $860.0 million.

In June 2020, the Company entered into a Letter of Intent (LOI) with the U.S. Department of the Treasury (Treasury), and is eligible to receive up to $364 million in loans through the CARES Act Economic Relief Program (ERP), which is expected to be collateralized by the Company's non-aircraft assets. The Company has not yet made a determination as to whether to accept the ERP loans and continues to evaluate the terms of the financing. The Company has until September 30, 2020 to decide if it will accept the ERP loans.

Based on these actions, including recovery assumptions made for the impact of COVID-19, the Company has concluded that it will be able to generate sufficient liquidity to satisfy its obligations and remain in compliance with existing covenants in the Company's financing agreements for more than the next twelve months, prior to giving effect to any additional financing that may occur. The Company's assumptions about future conditions used to estimate liquidity requirements, including the impact of the COVID-19 pandemic and other ongoing impacts to the business, are subject to uncertainty, and actual results could differ from these estimates. The Company will continue to monitor these conditions as new information becomes available, and will update its analyses accordingly.

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

During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove the Company's stock price to 52-week lows and significantly reduced future cash flow projections. The Company qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of its goodwill and indefinite-lived intangible assets. The Company determined that the estimated fair value of the Company's one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the unaudited Consolidated Balance Sheet, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

Fair value was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in the Company's determination of fair value required significant judgments by management. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate for a control premium.

As of June 30, 2020, the Company had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. The Company determined that the fair value of its indefinite-lived intangible assets exceeded its carrying value and was not impaired.

Valuation of Long-Lived Assets

The Company's long-lived assets, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the unaudited Consolidated Balance Sheet, and have a recorded value of approximately $2.3 billion at June 30, 2020. The Company reviews long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired.

As part of the Company's response to COVID-19, discussed above, including substantial capacity reductions and the temporary grounding of the majority of its fleet, as well as reduced cash flow projections, the Company identified indicators of impairment of its long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. Based on the Company's evaluation, including consideration of the continuing impact of the COVID-19 pandemic and revised financial projections, it was determined that the net carrying values of the Company's ATR-42 and ATR-72 fleets, and assets held under its commercial real estate subsidiary were not recoverable through the generation of undiscounted future cash flows as of June 30, 2020.

The Company estimated the fair value of its ATR-42 and ATR-72 fleets using a 3rd party valuation, which resulted in a $27.5 million impairment charge. The Company estimated the fair value of the assets held in its commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, resulting in a $3.4 million impairment charge. The principal assumptions used in the Company's discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates.

In addition, during the three and six months ended June 30, 2020, the Company identified and wrote-off $3.1 million related to software-related projects that were discontinued as a result of the COVID-19 pandemic.

The Company will continue to monitor the duration and extent of the impact of COVID-19 on its business, and will continue to evaluate its current fleet and other long-lived assets for impairment accordingly.

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

Payroll Support Program

On April 22, 2020 (PSP Closing Date), the Company entered into a Payroll Support Program agreement (the PSP Agreement) with the Treasury under the CARES Act. In connection with the PSP Agreement, the Company entered into a Warrant Agreement (the Warrant Agreement) with the Treasury, and the Company issued a promissory note to the Treasury (the Note). Pursuant to the PSP Agreement, the Treasury will provide the Company with financial assistance to be released in installments expected to total approximately $292.5 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, the Company agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on the Company. Finally, the Company is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the U.S. Department of Transportation (DOT) and subject to exemptions granted by the DOT to the Company given the absence of demand for such services.

The Note issued by Hawaiian to the Treasury will increase to a total principal sum of approximately $57.8 million as Hawaiian receives installments from the Treasury under the PSP Agreement. The Note has a ten-year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default.

As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the Warrant Agreement, the Company agreed to issue to the Treasury a total of 488,477 warrants to purchase shares of the Company’s common stock at an exercise price of $11.82 per share (the Warrants). The Warrants are non-voting, freely transferable, may be settled as net shares or in cash at the Company’s option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. Refer to Note 9 for additional discussion.

Economic Relief Program

In June 2020, the Company entered into an LOI with the Treasury, and is eligible to receive up to $364 million in loans under the CARES Act ERP. Conditions of the loan are consistent with the PSP; certain restrictions, however, including prohibition of share repurchases and dividend payments for 12 months after the loan is no longer outstanding. The Company has not yet made a determination on whether to accept the ERP loans and continues to evaluate the terms of the financing. The Company has until September 30, 2020 to decide if it will accept the ERP loans.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (ASU 2017-04), which simplifies the measurement of goodwill as Step 2 of the goodwill impairment test was eliminated. ASU 2017-04 replaces the implied fair value of goodwill method with a methodology that compares the fair value of a reporting unit with its carrying amount. The Company adopted ASU 2017-04 effective January 1, 2020. Refer to Note 2 for discussion of the goodwill impairment recognized during in the first quarter of 2020.

4. Accumulated Other Comprehensive Income (Loss)

Reclassifications out of accumulated other comprehensive income (loss) by component are as follows:

Details about accumulated other comprehensive (income) loss components	Three months ended June 30,		Six months ended June 30,		Affected line items in the statement where net income is presented
	2020	2019	2020	2019
	(in thousands)
Derivative instruments under ASC 815
Foreign currency derivative gains, net	$(1,961)	$(1,749)	$(3,075)	$(3,336)	Passenger revenue
Foreign currency derivative gains, net	(1,577)	—	(4,363)	—	Nonoperating Income (Expense), Other, net
Total before tax	(3,538)	(1,749)	(7,438)	(3,336)
Tax expense	875	426	1,840	817
Total, net of tax	$(2,663)	$(1,323)	$(5,598)	$(2,519)
Amortization of defined benefit plan items
Actuarial loss	$922	$831	$1,844	$1,662	Nonoperating Income (Expense), Other, net
Prior service cost	56	56	112	112	Nonoperating Income (Expense), Other, net
Total before tax	978	887	1,956	1,774
Tax benefit	(242)	(218)	(484)	(386)
Total, net of tax	$736	$669	$1,472	$1,388
Short-term investments
Realized losses (gain) on sales of investments, net	$(384)	$69	$(371)	$(28)	Nonoperating Income (Expense), Other, net
Total before tax	(384)	69	(371)	(28)
Tax expense (benefit)	95	(17)	92	7
Total, net of tax	$(289)	$52	$(279)	$(21)
Total reclassifications for the period	$(2,216)	$(602)	$(4,405)	$(1,152)

A roll-forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2020 and 2019 is as follows:

Three months ended June 30, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,685	$(107,430)	$1,193	$(102,552)
Other comprehensive income before reclassifications, net of tax	244	—	1,354	1,598
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,663)	736	(289)	(2,216)
Net current-period other comprehensive income (loss)	(2,419)	736	1,065	(618)
Ending balance	$1,266	$(106,694)	$2,258	$(103,170)

Three months ended June 30, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$4,462	$(95,279)	$(62)	$(90,879)
Other comprehensive income (loss) before reclassifications, net of tax	(2,323)	—	717	(1,606)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(1,323)	669	52	(602)
Net current-period other comprehensive income (loss)	(3,646)	669	769	(2,208)
Ending balance	$816	$(94,610)	$707	$(93,087)

Six months ended June 30, 2020	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,341	$(108,028)	$804	$(103,883)
Other comprehensive income (loss) before reclassifications, net of tax	3,523	(138)	1,733	5,118
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(5,598)	1,472	(279)	(4,405)
Net current-period other comprehensive income (loss)	(2,075)	1,334	1,454	713
Ending balance	$1,266	$(106,694)	$2,258	$(103,170)

Six months ended June 30, 2019	Foreign Currency Derivatives	Defined Benefit Plan Items	Short-Term Investments	Total
	(in thousands)
Beginning balance	$3,317	$(95,855)	$(602)	$(93,140)
Other comprehensive income (loss) before reclassifications, net of tax	18	(143)	1,330	1,205
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(2,519)	1,388	(21)	(1,152)
Net current-period other comprehensive income (loss)	(2,501)	1,245	1,309	53
Ending balance	$816	$(94,610)	$707	$(93,087)
5. Earnings (Loss) Per Share

Basic earnings (loss) per share, which excludes dilution, is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2020, there were 105,235 and 123,450 potentially dilutive shares, respectively, that were excluded from the computation of diluted weighted average common stock shares outstanding because their effect would have been antidilutive given the Company's net loss. The following table shows the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except for per share data)
Numerator:
Net Income (Loss)	$(106,904)	$57,833	$(251,276)	$94,191
Denominator:
Weighted average common stock shares outstanding - Basic	45,971	47,854	45,969	48,122
Assumed exercise of stock options and awards	—	35	—	36
Weighted average common stock shares outstanding - Diluted	45,971	47,889	45,969	48,158
Net Income (Loss) Per Share
Basic	$(2.33)	$1.21	$(5.47)	$1.96
Diluted	$(2.33)	$1.21	$(5.47)	$1.96

Stock Repurchase Program

In November 2018, the Company's Board of Directors approved the repurchase of up to $100 million of its outstanding common stock over a two-year period through December 2020. On March 18, 2020, the Company announced the suspension of its stock repurchase program and pursuant to its receipt of financial assistance under the CARES Act, it is restricted from making any stock repurchases through at least September 30, 2021. Accordingly, the Company will not be making any further repurchases under its current stock repurchase program.

The Company had no stock repurchase activity during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company spent $19.6 million to repurchase and retire approximately 725 thousand shares of the Company's common stock in open market transactions. During the six months ended June 30, 2020 and 2019, the Company spent $7.5 million and $30.7 million, respectively, to repurchase and retire approximately 260 thousand shares and 1.1 million shares, respectively, of the Company's common stock in open market transactions.

Dividends

During the six months ended June 30, 2020, the Company declared a cash dividend of $0.12 per share for stockholders of record as of February 14, 2020, which was paid on February 28, 2020, totaling $5.5 million. The Company’s receipt of financial assistance under the CARES Act precludes the Company from making any further dividend payments through at least September 30, 2021.

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
The majority of the Company's passenger revenue is derived from passenger ticket sales. Other revenue is primarily derived from the Company's cargo operations and loyalty program. The Company's primary operations are that of its wholly-owned subsidiary, Hawaiian. Principally all operations of Hawaiian either originate and/or end in the State of Hawai‘i. The management of such operations is based on a system-wide approach due to the interdependence of Hawaiian's route structure in its various markets. As Hawaiian is engaged in only one significant line of business (i.e., air transportation), management has concluded that it has only one segment. The Company's operating revenues by geographic region (as defined by the DOT) are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Geographic Information	(in thousands)
Domestic	$55,106	$531,725	$457,120	$1,009,245
Pacific	4,898	180,464	162,028	359,695
Total operating revenue	$60,004	$712,189	$619,148	$1,368,940

Hawaiian attributes operating revenue by geographic region based on the destination of each flight segment. Hawaiian's tangible assets consist primarily of flight equipment, which is mobile across geographic markets, and therefore has not been allocated to specific geographic regions. During the three months ended June 30, 2020 and 2019, North America routes accounted for approximately 57% and 73% of domestic revenue, respectively.
Other operating revenue consists of cargo revenue, ground handling fees, commissions, and fees earned under certain joint marketing agreements with other companies. These amounts are recognized when the service is provided.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Passenger Revenue by Type	(in thousands)
Passenger revenue, excluding frequent flyer	$26,169	$613,574	$500,304	$1,181,429
Frequent flyer revenue, transportation component	3,593	39,849	32,927	73,298
Passenger Revenue	$29,762	$653,423	$533,231	$1,254,727

Other revenue (e.g., cargo and other miscellaneous)	$17,436	$36,571	$51,619	$72,802
Frequent flyer revenue, marketing and brand component	12,806	22,195	34,298	41,411
Other Revenue	$30,242	$58,766	$85,917	$114,213

For the three months ended June 30, 2020 and 2019, the Company's total revenue was $60.0 million and $712.2 million, respectively. As of June 30, 2020 and December 31, 2019, the Company's Air traffic liability balance, as it relates to passenger tickets (excluding frequent flyer liability), was $351.5 million and $426.9 million, respectively, which generally represents revenue that is expected to be realized over the next 12 months. Prior to the second quarter of 2020, passenger tickets sold and credits issued were generally valid for one year from the date of issuance or flight, as applicable. In April 2020, we announced the waiver of certain change fees and extended ticket validity for up to 24 months. Management assessed the impact of this change and believes that the classification of ATL as a current liability continues to remain appropriate. Management will continue to monitor customers' travel behavior and may adjust its estimates in the future.

During the three months ended June 30, 2020 and 2019, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $0.4 million and $333.9 million, respectively. During the six months ended June 30, 2020 and 2019, the amount of passenger ticket revenue recognized that was included in Air traffic liability as of the beginning of the respective period was $253.6 million and $389.8 million, respectively.
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

Frequent Flyer Revenue

The Company's frequent flyer liability is recorded in Air traffic liability and current frequent flyer deferred revenue and Noncurrent frequent flyer deferred revenue in the Company's unaudited Consolidated Balance Sheet based on estimated and expected redemption patterns using historical data and analysis. As of June 30, 2020 and December 31, 2019, the Company's frequent flyer liability balance was $375.2 million and $349.8 million, respectively.

	June 30, 2020	December 31, 2019
	(in thousands)
Air traffic liability (current portion of frequent flyer revenue)	$195,500	$174,588
Noncurrent frequent flyer deferred revenue	179,740	175,218
Total frequent flyer liability	$375,240	$349,806

Frequent flyer program deferred revenue classified as a current liability represents the Company's current estimate of revenue expected to be recognized in the next 12 months based on projected redemptions, while the balance classified as a noncurrent liability represents the Company's current estimate of revenue expected to be recognized beyond 12 months. Due to the effects of the COVID-19 pandemic, including changes to the Company's ticket validity and exchange policies, management continues to monitor customers' travel behavior and may adjust its estimates in the future as additional information becomes available.

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

Level 3 — Unobservable inputs for which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The tables below present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2020
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$280,701	$280,701	$—	$—
Short-term investments
Corporate debt securities	86,905	—	86,905	—
U.S. government and agency securities	59,285	—	59,285	—
Other fixed income securities	22,220	—	22,220	—
Total short-term investments	168,410	—	168,410	—
Fuel derivative contracts	337	—	337	—
Foreign currency derivatives	1,105	—	1,105	—
Total assets measured at fair value	$450,553	$280,701	$169,852	$—
Foreign currency derivatives	113	—	113	—
Total liabilities measured at fair value	$113	$—	$113	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$216,491	$205,943	$10,548	$—
Short-term investments
Corporate debt securities	100,713	—	100,713	—
U.S. government and agency securities	75,481	—	75,481	—
Other fixed income securities	69,405	—	69,405	—
Total short-term investments	245,599	—	245,599	—
Fuel derivative contracts	5,878	—	5,878	—
Foreign currency derivatives	4,424	—	4,424	—
Total assets measured at fair value	$472,392	$205,943	$266,449	$—
Foreign currency derivatives	593	—	593	—
Total liabilities measured at fair value	$593	$—	$593	$—

Cash equivalents. The Company's Level 1 cash equivalents consist of money market securities. The carrying amounts approximate fair value because of the short-term maturity of these assets. The Company's Level 2 cash equivalents consist primarily of debt securities. These instruments are valued using quoted prices for similar assets in active markets.

Short-term investments. Short-term investments are valued based on a market approach using industry standard valuation techniques that incorporate inputs such as quoted prices for similar assets, interest rates, benchmark curves, credit ratings, and other observable inputs. As of June 30, 2020, corporate debt securities have remaining maturities of two years or less, U.S. government and agency securities have maturities of approximately two years or less, and other fixed-income securities of one year or less.

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

The table below presents the Company’s debt measured at fair value:

Fair Value of Debt
June 30, 2020					December 31, 2019
Carrying	Fair Value				Carrying	Fair Value
Amount	Total	Level 1	Level 2	Level 3	Amount	Total	Level 1	Level 2	Level 3
(in thousands)
$868,998	$800,710	$—	$—	$800,710	$610,397	$605,286	$—	$—	$605,286

The fair value estimates of the Company’s debt were based on the discounted amount of future cash flows using the Company’s current incremental rate of borrowing for similar instruments.

The carrying amounts of cash, other receivables, and accounts payable approximate fair value due to the short-term nature of these financial instruments.

As discussed in Note 2 above, the Company recognized an impairment charge on its long-lived assets of approximately $30.9 million during the three and six months ended June 30, 2020. The impairment charges were calculated using Level 3 fair value inputs based primarily upon forecasted future cash flows, recent market transactions, published pricing guides and our assessment of existing market conditions based on industry knowledge.

8.  Financial Derivative Instruments

The Company uses derivatives to manage risks associated with certain assets and liabilities arising from the potential adverse impact of fluctuations in global fuel prices and foreign currencies.

Fuel Risk Management

The Company’s operations are inherently dependent upon the price and availability of aircraft fuel. To manage economic risks associated with fluctuations in aircraft fuel prices, the Company periodically enters into derivative financial instruments. During the three and six months ended June 30, 2020, the Company's portfolio comprised of crude oil call options, which were not designated as hedges under ASC Topic 815, Derivatives and Hedging (ASC 815), for hedge accounting treatment. As a result, any changes in fair value of these derivative instruments are adjusted through other nonoperating income (expense) in the period of change.

The following table reflects the amount of realized and unrealized gains and losses recorded as nonoperating income (expense) in the Company's unaudited Consolidated Statements of Operations.

	Three months ended June 30,		Six months ended June 30,
Fuel derivative contracts	2020	2019	2020	2019
	(in thousands)
Losses realized at settlement	$(2,751)	$(3,051)	$(5,837)	$(5,895)
Reversal of prior period unrealized amounts	5,854	4,767	2,488	8,181
Unrealized losses that will settle in future periods	(3,287)	(4,936)	(3,287)	(4,936)
Losses on fuel derivatives recorded as Nonoperating Expense	$(184)	$(3,220)	$(6,636)	$(2,650)

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

During the three and six months ended June 30, 2020, the Company de-designated certain hedged transactions with maturity dates through December 2020 as the Company concluded that the cash flows attributable to the hedged risk were no longer probable of occurring. As a result, the Company reclassified approximately $1.6 million and $4.4 million from AOCI to nonoperating income in the period during the three and six months ended June 30, 2020, respectively. Future gains and losses related to these instruments will continue to be recorded in nonoperating expense.

The Company believes that its remaining foreign currency forward contracts that are designated as cash flow hedges will continue to be effective in offsetting changes in cash flow attributable to the hedged risk. The Company expects to reclassify a net gain of approximately $1.3 million from AOCI into earnings over the next 12 months based on the values of its foreign currency forward contracts at June 30, 2020.

The following tables present the gross fair value of asset and liability derivatives that are designated as hedging instruments under ASC 815 and derivatives that are not designated as hedging instruments under ASC 815, as well as the net derivative positions and location of the asset and liability balances within the Company's unaudited Consolidated Balance Sheets.

Derivative position as of June 30, 2020

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	3,639,950 Japanese Yen 5,841 Australian Dollars	June 2021	518	(87)	431
	Long-term prepayments and other	1,859,600 Japanese Yen 1,712 Australian Dollars	February 2022	405	(21)	384
Derivatives not designated as hedges
Foreign currency derivatives	Prepaid expenses and other	947,900 Japanese Yen 1,279 Australian Dollars	December 2020	182	(5)	177
Fuel derivative contracts	Prepaid expenses and other	58,296 gallons	March 2021	337	—	337

Derivative position as of December 31, 2019

	Balance Sheet Location	Notional Amount	Final Maturity Date	Gross fair value of assets	Gross fair value of (liabilities)	Net derivative position
		(in thousands)		(in thousands)
Derivatives designated as hedges
Foreign currency derivatives	Prepaid expenses and other	19,270,650 Japanese Yen 44,468 Australian Dollars	December 2020	3,787	(358)	3,429
	Long-term prepayments and other	5,487,250 Japanese Yen 8,429 Australian Dollars	December 2021	618	(193)	425
Derivatives not designated as hedges
Foreign currency derivatives	Other accrued liabilities	694,050 Japanese Yen 2,438 Australian Dollars	March 2020	19	(42)	(23)
Fuel derivative contracts	Prepaid expenses and other	97,986 gallons	December 2020	5,878	—	5,878

The following table reflects the impact of cash flow hedges designated for hedge accounting treatment and their location within the Company's unaudited Consolidated Statements of Comprehensive Income.

	Gain recognized in AOCI on derivatives		Gain reclassified from AOCI into income
	Three months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency derivatives	$3,440	$3,083	$(3,538)	$(1,749)

	Gain recognized in AOCI on derivatives		Gain reclassified from AOCI into income
	Six months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency derivatives	$1,869	$(23)	$(7,438)	$(3,336)

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

ASC 815 requires a reporting entity to elect a policy of whether to offset rights to reclaim cash collateral or obligations to return cash collateral against derivative assets and liabilities executed with the same counterparty under a master netting agreement or present such amounts on a gross basis. The Company’s accounting policy is to present its derivative assets and liabilities on a net basis, including any collateral posted with the counterparty. The Company had no collateral posted with counterparties as of June 30, 2020 and December 31, 2019.

The Company is also subject to market risk in the event that these financial instruments become less valuable in the market. However, changes in the fair value of the derivative instruments will generally offset the change in the fair value of the hedged item, limiting the Company’s overall exposure.

9.  Debt

As of June 30, 2020, the expected maturities of long-term debt for the remainder of 2020 and the next four years, and thereafter, were as follows (in thousands):

Remaining months in 2020	$27,894
2021	82,853
2022	325,127
2023	55,110
2024	53,009
Thereafter	325,005
$868,998

Revolving Credit Facility

In March 2020, the Company drew down $235.0 million in revolving loans pursuant to its Amended and Restated Credit and Guaranty Agreement (the Credit Agreement) dated December 11, 2018. The Credit Agreement terminates, and all outstanding revolving loans thereunder will be due and payable, on December 11, 2022, unless otherwise extended by the parties. The revolving loans bear a variable interest rate equal to the London interbank offer rate plus a margin of 2.25% per annum. The revolving loans are secured by certain assets of Hawaiian and the Company. The Credit Agreement requires that the Company maintain $300.0 million in liquidity, as defined under the Credit Agreement. In the event that the requirement is not met, or other customary conditions are not satisfied, the due date of the revolving loans may be accelerated.

Payroll Support Program Note

In April 2020, the Company entered into the Note for approximately $57.8 million and agreed to issue to the Treasury a total of 488,477 warrants to purchase shares of the Company's common stock pursuant to the PSP Agreement. During the three months ended June 30, 2020, the Company recorded the value of the Note and the Warrants on a relative fair value basis as $41.6 million of noncurrent debt and $7.4 million in additional paid in capital, respectively. The Company expects to enter into the final $8.8 million installment of the Note and issue the related Warrants in July 2020 in connection with receipt of the final payment pursuant to the PSP Agreement. See Note 2 above for further discussion of the terms of the Note.

10. Employee Benefit Plans

The components of net periodic benefit cost for the Company’s defined benefit and other post-retirement plans included the following:

	Three months ended June 30,		Six months ended June 30,
Components of Net Period Benefit Cost	2020	2019	2020	2019
	(in thousands)
Service cost	$2,667	$2,096	$5,334	$4,192
Other cost:
Interest cost	4,970	5,608	9,939	11,216
Expected return on plan assets	(6,286)	(5,483)	(12,573)	(10,966)
Recognized net actuarial loss	978	887	1,957	1,774
Total other components of the net periodic benefit cost	(338)	1,012	(677)	2,024
Net periodic benefit cost	$2,329	$3,108	$4,657	$6,216

Total other components of the net periodic benefit cost are recorded within the nonoperating income (expense), other, net line item in the unaudited Consolidated Statements of Operations. During the three and six months ended June 30, 2020 and 2019, the Company was not required to, and did not make cash contributions to its defined benefit and other post-retirement plans.

The Company is not required to make a cash contribution to its defined benefit plan for the remainder of 2020.

11. Commitments and Contingent Liabilities

Commitments

As of June 30, 2020, the Company had the following capital commitments consisting of firm aircraft and engine orders and purchase rights for additional aircraft and engines:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2021 and 2025

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2023

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

Committed capital and operating expenditures include escalation amounts based on estimates. Capital expenditures represent aircraft and aircraft related equipment commitments, and operating expenditures represent all other non-aircraft commitments the Company has entered into. The gross committed expenditures and committed payments for those deliveries as of June 30, 2020 are detailed below:

	Aircraft and aircraft related	Other	Total Committed Expenditures
	(in thousands)
Remaining in 2020	$97,910	$41,359	$139,269
2021	315,781	83,315	399,096
2022	436,659	73,214	509,873
2023	246,996	65,506	312,502
2024	354,120	57,450	411,570
Thereafter	111,502	131,266	242,768
	$1,562,968	$452,110	$2,015,078

In July 2020, the Company entered into sale-leaseback transactions for two A321neo aircraft generating total proceeds of approximately $114.0 million.

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

Credit Card Holdback

Under the Company’s bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2020 and December 31, 2019, there were no holdbacks held with the Company's credit card processors.

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

12. Special Items

Special items in the unaudited Consolidated Statements of Operations consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Collective bargaining agreement payment (1)	$—	$—	$20,242	$—
Goodwill impairment (2)	—	—	106,662	—
Long-lived asset impairment (3)	34,014	—	34,014	—
Total Special items	$34,014	$—	$160,918	$—

(1)In March 2020, the Company reached an agreement in principle with the flight attendants of Hawaiian, represented by the Association of Flight Attendants (the AFA) on a new five-year contract that runs through April 2025. On April 3, 2020, the Company received notice from the AFA that the collective bargaining agreement (CBA) was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the six months ended June 30, 2020, the Company recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and was recorded as a Special item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of Wages and benefits in the unaudited Consolidated Statements of Operations.

(2)As discussed in Note 2, the Company recognized a goodwill impairment charge of $106.7 million during the six months ended June 30, 2020.

(3)As discussed in Note 2, the Company recognized an impairment of long-lived assets of $34.0 million ($0.56 per diluted share) during the three and six months ended June 30, 2020.

13. Income Taxes

The Company's effective tax rate was 29.9% and 27.4% for the three months ended June 30, 2020 and 2019, respectively, and 23.3% and 26.7% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rates represent a blend of federal and state taxes and includes the impact of certain nondeductible items.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic as discussed in Note 2. The CARES Act, among other things, allows for net operating losses (NOLs) incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes and eliminates the 80 percent limitation on carried back NOLs.

The effective tax rate for the three and six months ended June 30, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years. The ultimate impact may differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and estimates the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the CARES Act. The Company will continue to monitor the updates on guidance issued with respect to the CARES Act.

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

The Company's condensed consolidating financial statements are presented in the following tables:

Condensed Consolidating Statements of Operations and Comprehensive Loss
Three months ended June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$59,503	$3,343	$(2,842)	$60,004
Operating Expenses:
Wages and benefits	—	30,329	—	—	30,329
Aircraft fuel, including taxes and delivery	—	7,003	—	—	7,003
Maintenance, materials and repairs	—	12,899	1,275	(180)	13,994
Aircraft and passenger servicing	—	3,036	—	—	3,036
Commissions and other selling	—	2,912	15	—	2,927
Aircraft rent	—	23,923	(37)	—	23,886
Other rentals and landing fees	—	13,704	—	(27)	13,677
Depreciation and amortization	—	37,355	1,978	—	39,333
Purchased services	60	22,236	232	(2,641)	19,887
Special items	—	3,177	30,837	—	34,014
Other	1,521	18,943	412	6	20,882
Total	1,581	175,517	34,712	(2,842)	208,968
Operating Loss	(1,581)	(116,014)	(31,369)	—	(148,964)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(105,651)	—	—	105,651	—
Interest expense and amortization of debt discounts and issuance costs	—	(8,221)	—	—	(8,221)
Interest income	—	2,766	—	—	2,766
Capitalized interest	—	921	—	—	921
Losses on fuel derivatives	—	(184)	—	—	(184)
Other, net	(4)	1,165	—	—	1,161
Total	(105,655)	(3,553)	—	105,651	(3,557)
Loss Before Income Taxes	(107,236)	(119,567)	(31,369)	105,651	(152,521)
Income tax benefit	(332)	(38,697)	(6,588)	—	(45,617)
Net Income	$(106,904)	$(80,870)	$(24,781)	$105,651	$(106,904)
Comprehensive Loss	$(107,522)	$(81,488)	$(24,781)	$106,269	$(107,522)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$711,670	$622	$(103)	$712,189
Operating Expenses:
Wages and benefits	—	180,070	—	—	180,070
Aircraft fuel, including taxes and delivery	—	140,600	—	—	140,600
Maintenance, materials and repairs	—	56,273	1,858	—	58,131
Aircraft and passenger servicing	—	39,641	—	—	39,641
Commissions and other selling	11	32,480	23	(43)	32,471
Aircraft rent	—	30,832	11	—	30,843
Depreciation and amortization	—	37,909	1,618	—	39,527
Other rentals and landing fees	—	31,386	—	—	31,386
Purchased services	70	32,467	211	(15)	32,733
Other	1,296	36,204	451	(45)	37,906
Total	1,377	617,862	4,172	(103)	623,308
Operating Income (Loss)	(1,377)	93,808	(3,550)	—	88,881
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	58,911	—	—	(58,911)	—
Interest expense and amortization of debt discounts and issuance costs	—	(7,300)	—	—	(7,300)
Interest income	13	3,061	—	—	3,074
Capitalized interest	—	1,257	—	—	1,257
Losses on fuel derivatives	—	(3,220)	—	—	(3,220)
Other, net	—	(3,032)	(51)	—	(3,083)
Total	58,924	(9,234)	(51)	(58,911)	(9,272)
Income (Loss) Before Income Taxes	57,547	84,574	(3,601)	(58,911)	79,609
Income tax expense (benefit)	(286)	22,819	(757)	—	21,776
Net Income (Loss)	$57,833	$61,755	$(2,844)	$(58,911)	$57,833
Comprehensive Income (Loss)	$55,625	$59,547	$(2,844)	$(56,703)	$55,625

Condensed Consolidating Statements of Operations and Comprehensive Loss
Six months ended June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$618,665	$7,233	$(6,750)	$619,148
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	120,481	—	—	120,481
Wages and benefits	—	218,583	—	—	218,583
Aircraft rent	—	50,946	(56)	—	50,890
Maintenance materials and repairs	—	71,965	3,172	(734)	74,403
Aircraft and passenger servicing	—	41,319	—	—	41,319
Commissions and other selling	19	29,612	57	(45)	29,643
Depreciation and amortization	—	74,832	3,950	—	78,782
Other rentals and landing fees	—	43,497	—	(54)	43,443
Purchased services	150	59,332	553	(5,907)	54,128
Special items	—	130,081	30,837	—	160,918
Other	2,867	59,675	1,086	(10)	63,618
Total	3,036	900,323	39,599	(6,750)	936,208
Operating Loss	(3,036)	(281,658)	(32,366)	—	(317,060)
Nonoperating Income (Expense):
Undistributed net loss of subsidiaries	(248,880)	—	—	248,880	—
Interest expense and amortization of debt discounts and issuance costs	—	(15,016)		—	(15,016)
Interest income	3	5,783	—	—	5,786
Capitalized interest	—	1,752	—	—	1,752
Losses on fuel derivatives	—	(6,636)	—	—	(6,636)
Other, net	—	3,470	(5)	—	3,465
Total	(248,877)	(10,647)	(5)	248,880	(10,649)
Loss Before Income Taxes	(251,913)	(292,305)	(32,371)	248,880	(327,709)
Income tax benefit	(637)	(68,998)	(6,798)	—	(76,433)
Net Loss	$(251,276)	$(223,307)	$(25,573)	$248,880	$(251,276)
Comprehensive Loss	$(250,563)	$(222,594)	$(25,573)	$248,167	$(250,563)

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating Revenue	$—	$1,367,760	$1,414	$(234)	$1,368,940
Operating Expenses:
Aircraft fuel, including taxes and delivery	—	266,704	—	—	266,704
Wages and benefits	—	355,135	—	—	355,135
Aircraft rent	—	61,199	40	—	61,239
Maintenance materials and repairs	—	118,075	3,101	—	121,176
Aircraft and passenger servicing	—	78,541	—	—	78,541
Commissions and other selling	11	63,345	41	(90)	63,307
Depreciation and amortization	—	74,401	3,277	—	77,678
Other rentals and landing fees	—	62,405	27	—	62,432
Purchased services	124	64,660	433	(31)	65,186
Other	3,138	72,060	900	(113)	75,985
Total	3,273	1,216,525	7,819	(234)	1,227,383
Operating Income (Loss)	(3,273)	151,235	(6,405)	—	141,557
Nonoperating Income (Expense):
Undistributed net income of subsidiaries	96,760	—	—	(96,760)	—
Interest expense and amortization of debt discounts and issuance costs	—	(14,814)	(16)	—	(14,830)
Interest income	21	6,036	—	—	6,057
Capitalized interest	—	2,542	—	—	2,542
Losses on fuel derivatives	—	(2,650)	—	—	(2,650)
Other, net	—	(4,101)	(7)	—	(4,108)
Total	96,781	(12,987)	(23)	(96,760)	(12,989)
Income (Loss) Before Income Taxes	93,508	138,248	(6,428)	(96,760)	128,568
Income tax expense (benefit)	(683)	36,410	(1,350)	—	34,377
Net Income (Loss)	$94,191	$101,838	$(5,078)	$(96,760)	$94,191
Comprehensive Income (Loss)	$94,244	$101,891	$(5,078)	$(96,813)	$94,244

Condensed Consolidating Balance Sheets
June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$274	$582,748	$9,498	$—	$592,520
Short-term investments	—	168,410	—	—	168,410
Accounts receivable, net	—	28,289	300	(122)	28,467
Income taxes receivable	—	92,365	—	—	92,365
Spare parts and supplies, net	—	35,660	—	—	35,660
Prepaid expenses and other	91	45,266	74	—	45,431
Total	365	952,738	9,872	(122)	962,853
Property and equipment at cost	—	3,023,305	68,278	—	3,091,583
Less accumulated depreciation and amortization	—	(797,193)	(26,564)	—	(823,757)
Property and equipment, net	—	2,226,112	41,714	—	2,267,826
Operating lease right-of-use assets	—	592,933	—	—	592,933
Long-term prepayments and other	341	158,637	405	—	159,383
Goodwill and other intangible assets, net	—	13,000	500	—	13,500
Intercompany receivable	—	561,095	—	(561,095)	—
Investment in consolidated subsidiaries	1,375,911	—	504	(1,376,415)	—
TOTAL ASSETS	$1,376,617	$4,504,515	$52,995	$(1,937,632)	$3,996,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$871	$98,869	$2,023	$(122)	$101,641
Air traffic liability and current frequent flyer deferred revenue	—	547,676	5,878	—	553,554
Other accrued liabilities	—	221,723	158	—	221,881
Current maturities of long-term debt, less discount	—	60,079	—	—	60,079
Current maturities of finance lease obligations	—	21,667	—	—	21,667
Current maturities of operating leases	—	78,655	—	—	78,655
Total	871	1,028,669	8,059	(122)	1,037,477
Long-term debt	—	792,766	—	—	792,766
Intercompany payable	549,813	—	11,282	(561,095)	—
Other liabilities and deferred credits:
Noncurrent finance lease obligations	—	131,631	—	—	131,631
Noncurrent operating leases	—	476,401	—	—	476,401
Accumulated pension and other post-retirement benefit obligations	—	200,411	—	—	200,411
Other liabilities and deferred credits	—	79,247	1,103	—	80,350
Noncurrent frequent flyer deferred revenue	—	179,740	—	—	179,740
Deferred tax liabilities, net	—	271,786	—	—	271,786
Total	—	1,339,216	1,103	—	1,340,319
Shareholders’ equity	825,933	1,343,864	32,551	(1,376,415)	825,933
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,376,617	$4,504,515	$52,995	$(1,937,632)	$3,996,495

Condensed Consolidating Balance Sheets
December 31, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,228	$362,933	$8,895	$—	$373,056
Short-term investments	—	245,599	—	—	245,599
Accounts receivable, net	—	95,141	3,188	(949)	97,380
Income taxes receivable, net	—	64,192	—	—	64,192
Spare parts and supplies, net	—	37,630	—	—	37,630
Prepaid expenses and other	90	56,743	16	—	56,849
Total	1,318	862,238	12,099	(949)	874,706
Property and equipment at cost	—	2,987,222	92,094	—	3,079,316
Less accumulated depreciation and amortization	—	(739,930)	(22,614)	—	(762,544)
Property and equipment, net	—	2,247,292	69,480	—	2,316,772
Operating lease right-of-use assets	—	632,545	—	—	632,545
Long-term prepayments and other	—	182,051	387	—	182,438
Goodwill and other intangible assets, net	—	119,663	500	—	120,163
Intercompany receivable	—	550,075	—	(550,075)	—
Investment in consolidated subsidiaries	1,619,949	—	504	(1,620,453)	—
TOTAL ASSETS	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529	$139,764	$9,404	$(949)	$148,748
Air traffic liability and current frequent flyer deferred revenue	—	600,851	5,833	—	606,684
Other accrued liabilities	—	161,125	305	—	161,430
Current maturities of long-term debt, less discount	—	53,273	—	—	53,273
Current maturities of finance lease obligations	—	21,857	—	—	21,857
Current maturities of operating leases	—	83,224	—	—	83,224
Total	529	1,060,094	15,542	(949)	1,075,216
Long-term debt	—	547,254	—	—	547,254
Intercompany payable	538,942	—	11,133	(550,075)	—
Other liabilities and deferred credits:					0
Noncurrent finance lease obligations	—	141,861	—	—	141,861
Noncurrent operating leases	—	514,685	—	—	514,685
Accumulated pension and other post-retirement benefit obligations	—	203,596	—	—	203,596
Other liabilities and deferred credits	—	96,338	1,096	—	97,434
Noncurrent frequent flyer deferred revenue	—	175,218	—	—	175,218
Deferred tax liabilities, net	—	289,564	—	—	289,564
Total	—	1,421,262	1,096	—	1,422,358
Shareholders’ equity	1,081,796	1,565,254	55,199	(1,620,453)	1,081,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,621,267	$4,593,864	$82,970	$(2,171,477)	$4,126,624

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2020

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By Operating Activities	$4,693	$726	$(1,961)	$—	$3,458
Cash Flows From Investing Activities:
Net payments to affiliates	(9,650)	(16,961)	(66)	26,677	—
Additions to property and equipment, including pre-delivery deposits	—	(86,936)	(7,020)	—	(93,956)
Purchases of investments	—	(64,215)	—	—	(64,215)
Sales of investments	—	143,679	—	—	143,679
Net cash used in investing activities	(9,650)	(24,433)	(7,086)	26,677	(14,492)
Cash Flows From Financing Activities:
Long-term borrowings	—	283,964	—	—	283,964
Repayments of long-term debt and finance lease obligations	—	(39,129)	—	—	(39,129)
Dividend payments	(5,514)	—	—	—	(5,514)
Net payments from affiliates	17,027	—	9,650	(26,677)	—
Repurchases of common stock	(7,510)	—	—	—	(7,510)
Other	—	(1,313)	—	—	(1,313)
Net cash provided by financing activities	4,003	243,522	9,650	(26,677)	230,498
Net increase (decrease) in cash and cash equivalents	(954)	219,815	603	—	219,464
Cash, cash equivalents, & restricted cash - Beginning of Period	1,228	362,933	8,895	—	373,056
Cash, cash equivalents, & restricted cash - End of Period	$274	$582,748	$9,498	$—	$592,520

Condensed Consolidating Statements of Cash Flows
Six months ended June 30, 2019

	Parent Issuer / Guarantor	Subsidiary Issuer / Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net Cash Provided By (Used In) Operating Activities	$(956)	$314,741	$(2,573)	$—	$311,212
Cash Flows From Investing Activities:
Net payments to affiliates	(7,600)	(49,705)	—	57,305	—
Additions to property and equipment, including pre-delivery deposits	—	(147,116)	(4,461)	—	(151,577)
Proceeds from the sale and sale leaseback of aircraft and aircraft related equipment	—	4,350	—	—	4,350
Purchases of investments	—	(189,929)	—	—	(189,929)
Sales of investments	—	225,706	—	—	225,706
Other	—	(6,275)	—	—	(6,275)
Net cash used in investing activities	(7,600)	(162,969)	(4,461)	57,305	(117,725)
Cash Flows From Financing Activities:
Repayments of long-term debt and finance lease obligations	—	(77,465)	(6)	—	(77,471)
Debt issuance costs	—	(33)	—	—	(33)
Dividend payments	(11,554)	—	—	—	(11,554)
Net payments from affiliates	49,705	—	7,600	(57,305)	—
Repurchases of Common Stock	(30,690)	—	—	—	(30,690)
Other	—	(1,012)	—	—	(1,012)
Net cash provided by (used in) financing activities	7,461	(78,510)	7,594	(57,305)	(120,760)
Net increase (decrease) in cash and cash equivalents	(1,095)	73,262	560	—	72,727
Cash, cash equivalents, & restricted cash - Beginning of Period	5,154	255,279	8,144	—	268,577
Cash, cash equivalents, & restricted cash - End of Period	$4,059	$328,541	$8,704	$—	$341,304

Income Taxes

The income tax expense (benefit) is presented as if each entity that is part of the consolidated group files a separate return.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views with respect to certain current and future events and financial performance. Such forward-looking statements include, without limitation, statements related to our financial statements and results of operations; any expectations of operating expenses, deferred revenue, interest rates, tax rates, income taxes, deferred tax assets, valuation allowances or other financial items; the severity, magnitude, duration and effects of the COVID-19 pandemic; the extent to which the COVID-19 pandemic and related impacts will materially and adversely affect our business operations, financial performance, results of operations, financial position or achievement of strategic objectives; the duration and scope of government mandates or other limitations of or restrictions on travel; the demand for air travel in the markets in which we operate; the compounding effect of the COVID-19 pandemic on competitive pressures in the markets in which we operate; our dependence on tourism; the impact of the COVID-19 pandemic on our suppliers; the effect of economic downturn and the COVID-19 pandemic on our aircraft contracts and commitments; the effect of government, business and individual actions intended to mitigate the effects of the COVID-19 pandemic; the terms and effectiveness of cost reduction and liquidity preservation measures taken by us; our ability to continue to generate sufficient cash to operate; changes in our future capital needs; estimations related to our liquidity requirements; our participation under the CARES Act and the terms of relief thereunder; the availability of aircraft fuel, aircraft parts and personnel; expectations regarding industry capacity, our operating performance, available seat miles, operating revenue per available seat mile and operating cost per available seat mile for the third quarter of 2020; our expected fleet as of June 30, 2021; estimates of annual fuel expenses and measure of the effects of fuel prices on our business; the availability of financing; changes in our fleet plan and related cash outlays; committed capital expenditures; expected cash payments related to our post-retirement plan obligations; estimated financial charges; expected delivery of new aircraft and engines; the impact of accounting standards on our financial statements; the effects of any litigation on our operations or business; the effects of our fuel and currency risk hedging policies; the fair value and expected maturity of our debt obligations; our estimated contractual obligations; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Words such as “expects,” “anticipates,” “projects,” “intends,” “plans,” “believes,” “estimates,” “could,” “would,” “will,” “might,” “may,” variations of such words, and similar expressions are also intended to identify such forward-looking statements. These forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and assumptions relating to our operations and business environment, all of which may cause our actual results to be materially different from any future results, expressed or implied, in these forward-looking statements.

Factors that could affect such forward-looking statements include, but are not limited to: the continuing and developing effects of the spread of COVID-19 on our business operations and financial condition; whether our cost-cutting plans related to the COVID-19 pandemic will be effective or sufficient; the duration of government-mandated and other restrictions on travel; the full effect that the quarantine, restrictions on travel and other measures to limit the spread of COVID-19 will have on demand for air travel in the markets in which we operate; fluctuations and the extent of declining demand for air transportation in the markets in which we operate; our dependence on the tourist industry; our ability to generate sufficient cash and manage the cash available to us; our ability to accurately forecast quarterly and annual results; global economic volatility; macroeconomic political and regulatory developments; the price and availability of fuel, aircraft parts and personnel; foreign currency exchange rate fluctuations; competitive pressures, including the impact of increasing industry capacity between North America and Hawai‘i; maintenance of privacy and security of customer-related information and compliance with applicable federal and foreign privacy or data security regulations or standards; our dependence on technology and automated systems; our reliance on third-party contractors; satisfactory labor relations; our ability to attract and retain qualified personnel and key executives; successful implementation of growth strategy and cost reduction goals; adverse publicity; risks related to the airline industry; our ability to obtain and maintain adequate facilities and infrastructure; seasonal and cyclical volatility; the effect of applicable state, federal and foreign laws and regulations; increases in insurance costs or reductions in coverage; the limited number of suppliers for aircraft, aircraft engines and parts; our existing aircraft purchase agreements; delays in aircraft or engine deliveries or other loss of fleet capacity; changes in our future capital needs; fluctuations in our share price; our financial liquidity; and our ability to implement our growth strategy. The risks, uncertainties, and assumptions referred to above that could cause our results to differ materially from the results expressed or implied by such forward-looking statements also include the risks, uncertainties, and assumptions discussed under the heading “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q and discussed from time to time in our public filings and public announcements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report. The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Our Business

We are engaged in the scheduled air transportation of passengers and cargo amongst the Hawaiian Islands (the Neighbor Island routes), between the Hawaiian Islands and certain cities in the U.S. mainland (the North America routes and collectively with the Neighbor Island routes, referred to as our Domestic routes), and between the Hawaiian Islands and the South Pacific, Australia, and Asia (the International routes), collectively referred to as our “Scheduled Operations.” In addition, we operate various charter flights. As described below under "Impact of COVID-19," since February 2020, we have temporarily reduced our Scheduled Operations. We are the largest airline headquartered in the State of Hawai‘i and the tenth largest domestic airline in the United States based on revenue passenger miles reported by the Research and Innovative Technology Administration Bureau of Transportation Statistics for the month of April 2020, the latest available data. As of June 30, 2020, we had 7,418 active employees.

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

June 2020 Quarterly Financial Overview

•GAAP net loss in the second quarter of $106.9 million, or $2.33 per diluted share. Adjusted net loss in the second quarter of $174.7 million, or $3.81 per diluted share;

•Total revenue in the second quarter was $60.0 million, down 91.6% as compared to the same period in 2019;

•Unrestricted cash, cash equivalents and short-term investments of $760.9 million as of June 30, 2020.

See “Results of Operations” below for further discussion of changes in revenue and operating expense. See “Non-GAAP Financial Measures” below for our reconciliation of Non-GAAP measures.

Impact of COVID-19

Due to the rapid and unprecedented spread of COVID-19, what began with our suspension of service to South Korea and Japan in late February, accelerated in March when governments began instituting requirements of self-isolation or quarantine for incoming travel. This was followed by the announcement in March 2020 of a 14-day mandatory quarantine for all travelers to, from and within the State of Hawai‘i. While the 14-day quarantine has ceased within the State of Hawai‘i, restrictions related to travel to the state of Hawai‘i continued through the second quarter of 2020. As a result, global travel demand declined precipitously to historically low levels and has remained depressed through the second quarter with our capacity down by more than 92% and 46% during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019.

On June 10, 2020, the Governor of Hawai‘i extended the quarantine requirements for passengers traveling to Hawai‘i until at least July 31, 2020, but lifted them for Neighbor Island travel effective June 16, 2020. Following this announcement, we saw increases in bookings of Neighbor Island flights in June and have slowly begun rebuilding our Neighbor Island flight schedule commensurate with increases in demand. While the Governor of Hawai‘i announced the near-term possibility of lifting the quarantine requirement for passengers traveling to Hawai‘i upon demonstration of a negative COVID-19 test, on July 13, 2020, the Governor’s office announced that the mandatory quarantine would extend through at least the end of August 2020. The exact timing and pace of the recovery remain uncertain as certain markets have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, closed their borders or are enforcing extended quarantines for most U.S. residents. See Note 6 in the Notes to Consolidated Financial Statements for a discussion of the recognition of passenger revenue, our air traffic liability and unused tickets.

In response to the COVID-19 pandemic, we have implemented enhanced safety protocols focusing on our staff and guests, while at the same time working to mitigate the impact on our financial position and operations:

Guest and Employee Experience. We have enhanced cleaning procedures and revised guest-facing procedures in an effort to minimize the risk of transmission of COVID-19. These procedures are in line with current recommendations from leading public health authorities and include:

•Performance of enhanced aircraft cleaning between flight and during overnight, including recurring electrostatic spraying of all aircraft.
•Frequent cleaning and disinfecting of counters and self-service check-in kiosks in our airports.
•Ensuring hand sanitizers are readily available for guests at airports we service.
•Requiring guests and guest facing employees to wear a face mask or covering, with guests required to keep them on from check-in to deplaning.
•Modifying boarding and deplaning processes and limiting the capacity of available seats on all aircraft to approximately 70% of normalized capacity.
•Modifications to in-flight service to reduce close interactions between crew members and guests.

Capacity Reductions. In response to the reduced demand as a result of the COVID-19 pandemic, we significantly reduced system capacity late in the first quarter of 2020 to a level that maintained essential services while aligning capacity with expected demand. For the quarter ended June 30, 2020, system capacity was reduced 92% as compared to the same period in 2019. In connection with this reduction, we temporarily parked approximately 38% of our fleet as of June 30, 2020.

Expense Management. In response to the reduction in revenue, we have implemented and will continue to implement, cost savings and liquidity measures, including:

•In March 2020, we instituted a hiring freeze, except for operationally critical and essential positions,
•Reduced 2020 capital expenditures from $220 million to $260 million down to $103 million to $113 million. We continue to evaluate non-essential, non-aircraft capital expenditures. During the six months ended June 30, 2020, capital expenditures were approximately $94.0 million. We currently have aircraft deliveries scheduled between 2021 to 2025 and are currently in discussion regarding the potential deferment of deliveries initially scheduled in 2021,
•Offered voluntary unpaid leave and float day purchase programs to each work group, including early retirement options for eligible employees,
•Reduced officer base salaries between 10% and 50% through at least September 30, 2020. Members of our Board of Directors have also temporarily reduced their compensation.
•In July 2020, we announced the Voluntary Separation Program (VSEP), which will provide eligible, non-contract employees, compensation in exchange for voluntary separation. We are currently in negotiations with labor unions related to voluntary separation packages

Cash Flow and Liquidity Management. Our cash, cash equivalents and short-term investments as of June 30, 2020 was $760.9 million as a result of various actions taken to increase liquidity and strengthen financial position during the six months ended June 30, 2020, including, but not limited to:

•On March 16, 2020, we drew down fully from our previously undrawn $235.0 million revolving credit facility. Refer to Note 9 in the Notes to Consolidated Financial Statements for additional discussion.
•On March 18, 2020, we suspended our stock repurchase program and on April 22, 2020, we suspended dividend payments,
•During the three and six months ended June 30, 2020, we received $214.2 million in grants and $49.0 million in PSP loans pursuant to the CARES Act. As of June 30, 2020, we have approximately $124.2 million remaining in PSP proceeds to be utilized and expect to receive an additional $29.4 million in July 2020.

We continue to explore and pursue options to raise additional financing by leveraging our unencumbered aircraft assets, which as of June 30, 2020, had an estimated market value of approximately $860.0 million. In July 2020, we entered into sale and leaseback agreements for two A321neo aircraft generating sales proceeds of approximately $114.0 million.

In June 2020, we entered into an LOI with the Treasury and are eligible to receive up to $364 million in loans through the ERP. We are evaluating the terms of ERP and have until September 2020 to decide if we will accept the loans.

Based on these actions, including recovery assumptions made for the impact of COVID-19, we have concluded that we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with existing covenants in our financing agreements for the upcoming twelve months, prior to giving effect to any additional financing that may occur. Our assumptions about future conditions used to estimate liquidity requirements, including the impact of the COVID-19 pandemic and other ongoing impacts to the business, are subject to uncertainty, and actual results could significantly differ from these estimates.

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act, which provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy. The assistance includes tax relief and government loans, grants and investments for entities in affected industries. The CARES Act provides, among other things; (a) financial relief to passenger air carriers for direct payroll support under the PSP, (b) financial relief in the form of loans and loan guarantees available for operations under the ERP, (c) temporary suspension of certain aviation taxes, (d) temporary deferral of certain employer payroll taxes, and (e) additional Corporate tax benefits that are further discussed in Note 13 in the Notes to Consolidated Financial Statements.

On April 22, 2020 (the PSP Closing Date), Hawaiian entered into the PSP Agreement with the Treasury with respect to the PSP under the CARES Act. In connection with the PSP Agreement, on the PSP Closing Date, we entered into the Warrant Agreement with the Treasury and Hawaiian issued the Note to the Treasury. Pursuant to the PSP Agreement, the Treasury will provide Hawaiian with financial assistance, paid in installments, expected to total approximately $292.5 million, to be used exclusively for the purpose of continuing to pay employee salaries, wages and benefits. Under the PSP Agreement, Hawaiian agreed to (i) refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020, (ii) limit executive compensation through March 24, 2022 and (iii) suspend payment of dividends and stock repurchases through September 30, 2021. The PSP Agreement also imposes certain Treasury-mandated reporting obligations on Hawaiian and us. Finally, Hawaiian is required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT; however, we applied for and received an exemption from the DOT from certain of the service requirements due to impacts of COVID-19.

The Note issued by Hawaiian to the Treasury will increase to a total principal sum of approximately $57.8 million as Hawaiian receives installments from the Treasury under the PSP Agreement. The Note has a ten year term and bears interest at a rate per annum equal to 1.00% until the fifth anniversary of the PSP Closing Date, and thereafter bears interest at a rate equal to the secured overnight financing rate plus 2.00% until the tenth anniversary of the PSP Closing Date, which interest is payable semi-annually beginning on September 30, 2020. The Note may be prepaid at any time, without penalty and is subject to customary change of control provisions and events of default. As compensation to the U.S. government for providing financial relief under the PSP Agreement, and pursuant to the Warrant Agreement, we agreed to issue to the Treasury a total of 488,477 warrants at an exercise price of $11.82 per share. The Warrants are non-voting, freely transferable, may be settled as net shares or in cash at our option, expire five years from the date of issuance, and contain registration rights and customary anti-dilution provisions. As of June 30, 2020, we received $214.2 million in grants and $49.0 million in loans pursuant to the PSP program.

In June 2020, we entered into an LOI with the Treasury and are eligible to receive up to $364 million in loans through the ERP. Conditions of the loan are consistent with the PSP; however, certain restrictions, including prohibition of share repurchases and dividend payments extend for 12 months after the loan is no longer outstanding. We have not yet made a determination on whether to accept the ERP loans and continues to evaluate the terms of the financing. We have until September 30, 2020 to decide if we will accept the ERP loans.

Additionally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. Lastly, the CARES Act provides for the carryback of additional net operating losses to 2016 and 2017, which we expect will result in an annual tax benefit.

Fleet Summary

Due to the ongoing uncertainties of the COVID-19 pandemic on our business, we continue to evaluate our existing fleet structure to optimize capacity with demand, as well as the potential deferment of future aircraft deliveries. As of June 30, 2020, we have temporarily parked 26 aircraft. The table below summarizes our total fleet as of June 30, 2019 and 2020, respectively and our expected fleet as of June 30, 2021 (based on existing executed agreements as of June 30, 2020):

	June 30, 2019			June 30, 2020			June 30, 2021
Aircraft Type	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total	Leased (1)	Owned (2)	Total
A330-200	12	12	24	12	12	24	12	12	24
A321neo (3)	2	11	13	2	16	18	2	16	18
787-9 (4)	—	—	—	—	—	—	—	2	2
717-200	5	15	20	5	14	19	5	14	19
ATR 42-500 (5)	—	4	4	—	4	4	—	4	4
ATR 72-200 (5)	—	3	3	—	4	4	—	4	4
Total	19	45	64	19	50	69	19	52	71

(1) Leased aircraft include aircraft under both finance and operating leases.

(2) Includes unencumbered aircraft as well as those purchased and under various debt financing.

(3) We took delivery of our final Airbus A321-200 aircraft in the second quarter of 2020.

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

Results of Operations

For the three months ended June 30, 2020, we generated a net loss of $106.9 million, or $2.33 per diluted share, compared to net income of $57.8 million, or $1.21 per diluted share, for the same period in 2019. For the six months ended June 30, 2020, we generated a net loss of $251.3 million, or $5.47 per diluted share, compared to net income of $94.2 million, or $1.96 per diluted share, for the same period in 2019.

Selected Consolidated Statistical Data (unaudited)

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	(in thousands, except as otherwise indicated)
Scheduled Operations (a):
Revenue passengers flown	182		2,957		2,542		5,777
Revenue passenger miles (RPM)	95,084		4,487,362		3,806,558		8,615,090
Available seat miles (ASM)	409,490		5,153,025		5,384,460		10,003,748
Passenger revenue per RPM (Yield)	31.30	¢	14.56	¢	14.01	¢	14.56	¢
Passenger load factor (RPM/ASM)	23.2%		87.1%		70.7%		86.1%
Passenger revenue per ASM (PRASM)	7.27	¢	12.68	¢	9.90	¢	12.54	¢
Total Operations (a):
Revenue passengers flown	182		2,959		2,544		5,781
RPM	95,084		4,491,974		3,809,858		8,620,459
ASM	409,490		5,157,677		5,389,019		10,009,598
Operating revenue per ASM (RASM)	14.65	¢	13.81	¢	11.49	¢	13.68	¢
Operating cost per ASM (CASM)	51.03	¢	12.09	¢	17.37	¢	12.26	¢
CASM excluding aircraft fuel, gain on sale of aircraft, and special items (b)	68.26	¢	9.38	¢	14.22	¢	9.62	¢
Aircraft fuel expense per ASM (c)	1.70	¢	2.73	¢	2.23	¢	2.66	¢
Revenue block hours operated	6,496		54,840		59,355		106,466
Gallons of aircraft fuel consumed	7,759		67,277		71,580		131,798
Average cost per gallon of aircraft fuel (c)	$0.90		$2.09		$1.68		$2.02

(a) Includes the operations of our contract carrier under a capacity purchase agreement.
(b) Represents adjusted unit costs, a non-GAAP measure. We believe this is a useful measure because it better reflects our controllable costs. See “Non-GAAP Financial Measures” below for a reconciliation of non-GAAP measures.
(c) Includes applicable taxes and fees.

Operating Revenue

During the three and six months ended June 30, 2020, operating revenue decreased by $652.2 million, or 91.6% and $749.8 million, or 54.8%, as compared to the same period in 2019, driven by decreased passenger and other revenue primarily related to the ongoing impacts of the COVID-19 pandemic and is discussed further below:

Passenger revenue

For the three and six months ended June 30, 2020, passenger revenue decreased by $623.7 million, or 95.4%, and $721.5 million, or 57.5%, respectively, as compared to the same periods in 2019. Details of these changes are reflected in the table below:

		Increase (Decrease) vs. Three Months Ended June 30, 2020
(in thousands)	Three months ended June 30, 2020	Passenger Revenue	Yield	RPMs	ASMs	PRASM
Domestic	$26,611	(94.6)%	77.9%	(97.0)%	(88.6)%	(57.1)%
International	3,151	(98.0)	(100.0)	(100.0)	(100.0)	(100.0)
Total scheduled	$29,762	(95.4)%	115.0%	(97.9)%	(92.1)%	(46.2)%

		Increase (Decrease) vs. Six Months Ended June 30, 2020
(in thousands)	Six months ended June 30, 2020	Passenger Revenue	Yield	RPMs	ASM	PRASM
Domestic	$393,084	(58.3)%	(6.2)%	(55.5)%	(43.1)%	(28.6)%
International	140,147	(55.1)	3.2	(56.5)	(52.8)	(10.0)
Total scheduled	$533,231	(57.5)%	(3.8)%	(55.8)%	(46.2)%	(23.1)%

Domestic passenger revenue during the three months ended June 30, 2020 decreased 94.6% on a capacity reduction of 88.6% as compared to the same period in 2019, while domestic passenger revenue during the six months ended June 30, 2020 decreased 58.3% on a capacity reduction of 43.1% as compared to the same period in 2019. The decline in both periods was driven by the ongoing impacts of the COVID-19 pandemic.

On June 10, 2020, the Governor of Hawai‘i lifted the 14-day quarantine requirement for Neighbor Island travel effective June 16, 2020. Following this announcement, we saw increases in bookings of Neighbor Island flights and have slowly begun rebuilding our Neighbor Island flight schedule commensurate with the increase in demand. On July 13, 2020, the Governor announced that Hawai‘i’s 14-day quarantine for travel into the State of Hawai‘i would extend through at least the end of August 2020. The exact timing and pace of the recovery remain uncertain.

International passenger revenue during the three months ended June 30, 2020 decreased 98.0% on a capacity reduction of 100.0% as compared to the same period in 2019. International passenger revenue during the six months ended June 30, 2020 decreased 55.1% on a capacity reduction of 52.8% as compared to the same period in 2019. In late March 2020, we suspended all international flights in response to the COVID-19 pandemic. We expect this significantly lower demand environment to continue into the third quarter of 2020, and beyond, with improvement expected to lag behind the domestic recovery once government travel restrictions begin to lift and customer demand starts to return.

In each of our markets, we continue to monitor travel directives and customer demand and will adjust capacity and flight schedules accordingly.

Other Operating Revenue

For the three and six months ended June 30, 2020, Other operating revenue decreased by $28.5 million and $28.3 million, or 48.5% and 24.8%, respectively, as compared to the same periods in 2019, driven by reductions in cargo and loyalty program revenue as a result of the COVID-19 pandemic. Cargo revenue decreased $11.2 million and $13.1 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 as a result of reduced volumes as a result of the impacts of the COVID-19 pandemic. Loyalty revenue, primarily comprised of brand and marketing performance obligations, fell $12.4 million and $9.6 million, respectively, during the three and six months ended June 30, 2020, as compared to the same periods in 2019, as a result of reduced credit card spend. Other components in Other operating revenue include, but are not limited to, ground handling and other freight services, which collectively, declined during the three and six months ended June 30, 2020 by approximately $4.9 million and $5.6 million, respectively, as compared to the same periods in 2019, as a result of our reduced operations.

Operating Expense

Operating expenses were $209.0 million and $623.3 million for the three months ended June 30, 2020 and 2019, respectively. Increases (decreases) in operating expenses for the three and six months ended June 30, 2020, as compared to the same period in 2019, are detailed below:

	Increase / (decrease) for the three months ended June 30, 2020 compared to the three months ended June 30, 2019		Increase / (decrease) for the six months ended June 30, 2020 compared to the six months ended June 30, 2019
	$	%	$	%
Operating expenses	(in thousands)		(in thousands)
Wages and benefits	$(149,741)	(83.2)%	$(136,552)	(38.5)%
Aircraft fuel, including taxes and delivery	(133,597)	(95.0)	(146,223)	(54.8)
Maintenance, materials and repairs	(44,137)	(75.9)	(46,773)	(38.6)
Aircraft and passenger servicing	(36,605)	(92.3)	(37,222)	(47.4)
Commissions and other selling	(29,544)	(91.0)	(33,664)	(53.2)
Aircraft rent	(6,957)	(22.6)	(10,349)	(16.9)
Other rentals and landing fees	(17,709)	(56.4)	(18,989)	(30.4)
Depreciation and amortization	(194)	(0.5)	1,104	1.4
Purchased services	(12,846)	(39.2)	(11,058)	(17.0)
Special items	34,014	100.0	160,918	100.0
Other	(17,024)	(44.9)	(12,367)	(16.3)
Total	$(414,340)	(66.5)%	$(291,175)	(23.7)%

Wages and benefits

Wages and benefits expense decreased by $149.7 million, or 83.2% and $136.6 million, or 38.5%, for the three and six months ended June 30, 2020 as compared to the prior year period. The decrease was primarily attributed to the recognition of approximately $111.6 million in contra-expense related to the grant portion of PSP funding and is being recorded in proportion to estimated wage and benefits expense over the 6-month period it covers. Additionally, beginning in March 2020, we instituted a hiring freeze, reduced officer salaries between 10% - 50% through September 2020, and instituted various voluntary leave programs. In July 2020, we announced voluntary separation programs primarily for eligible, non-contract employees and offered early retirement packages to our pilots. We are currently in negotiation with our collectively bargained labor groups on voluntary separation packages. As a result, we expect salaries and related costs to decline in the second half of 2020 as compared to the prior year period.

Aircraft fuel

Aircraft fuel expense decreased during the three and six months ended June 30, 2020, as compared to the prior year period, primarily due to a decrease in the average fuel price per gallon combined with decreased consumption, as illustrated in the following table:

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$7,003	$140,600	(95.0)%	$120,481	$266,704	(54.8)%
Fuel gallons consumed	7,759	67,277	(88.5)%	71,580	131,798	(45.7)%
Average fuel price per gallon, including taxes and delivery	$0.90	$2.09	(56.9)%	$1.68	$2.02	(16.8)%

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

	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(in thousands, except per-gallon amounts)			(in thousands, except per-gallon amounts)
Aircraft fuel expense, including taxes and delivery	$7,003	$140,600	(95.0)%	$120,481	$266,704	(54.8)%
Realized losses on settlement of fuel derivative contracts	2,751	3,051	(9.8)%	5,837	5,895	(1.0)%
Economic fuel expense	$9,754	$143,651	(93.2)%	$126,318	$272,599	(53.7)%
Fuel gallons consumed	7,759	67,277	(88.5)%	71,580	131,798	(45.7)%
Economic fuel costs per gallon	$1.26	$2.14	(41.1)%	$1.76	$2.07	(15.0)%

Maintenance, materials and repairs

Maintenance, materials and repairs expense decreased by $44.1 million, or 75.9%, and $46.8 million, or 38.6%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease is primarily attributed to reductions in variable-related maintenance costs commensurate with capacity reductions during the periods in response to COVID-19. We expect maintenance, materials and repairs expense to decline in the second half of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Aircraft and passenger servicing

Aircraft and passenger servicing expense decreased by $36.6 million, or 92.3%, and $37.2 million, or 47.4%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. We expect aircraft and passenger servicing expense to decline in the second half of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Commissions and other selling expenses

Commissions and other selling expenses decreased by $29.5 million, or 91.0%, and $33.7 million, or 53.2%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease in commissions and other selling expense during the three and six months ended June 30, 2020 was primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect commissions and other selling expenses to decline in the second half of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Aircraft rent

Aircraft rent expense decreased by $7.0 million, or 22.6%, and $10.3 million, or 16.9% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease in both periods was primarily attributed to lease extensions entered into for certain of our A330-200 and B717-200 aircraft in the second half of 2019, the results of which were more favorable rates extended over periods ranging between two to eight years. Refer to Note 10 in the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K filed on February 12, 2020.

Other rentals and landing fees

Other rentals and landing fees decreased by $17.7 million, or 56.4%, and $19.0 million, or 30.4% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. A portion of our other rentals and landing fees are variable in nature and are dependent on factors such as the number of departures and passengers. The decrease in landing fees and other rents is due to the reduction in capacity and number of flights operated during the three and six months ended June 30, 2020. We expect other rentals and landing fees to decline in the second half of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Purchased services

Purchased services decreased by $12.8 million, or 39.2%, and $11.1 million, or 17.0% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease in purchased services expense is primarily related to the significant reduction in demand for travel due to the impact of the COVID-19 pandemic. We expect purchased services expense to decline in the second half of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Special items

During the three and six months ended June 30, 2020, we recognized approximately $34.0 million and $160.9 million, respectively, comprised of the following:

•In March 2020, we reached an agreement in principle with the flight attendants of Hawaiian, represented by the AFA, on a new five-year contract that runs through April 2025. On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provides for, among other things, a ratification payment to be paid over a one-year term, increased medical cost sharing, improved pay scales, and a one-time medical savings contribution to eligible flights attendants upon retirement. During the six months ended June 30, 2020, we recorded a $23.5 million ratification bonus, of which $20.2 million was related to service prior to January 1, 2020, and recognized this as a Special item in the unaudited Consolidated Statements of Operations. The remaining $3.3 million was recorded as a component of wages and benefits in the unaudited Consolidated Statements of Operations.

•During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove our stock price to 52-week lows and significantly reduced future cash flow projections. we qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of its goodwill and indefinite-lived intangible assets. We determined that the estimated fair value of the our one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the unaudited Consolidated Balance Sheet, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

•During the second quarter of 2020, we recorded Special items of $34.0 million comprised of the following; (a) an impairment charge of $27.5 million to fair value our ATR-42 and ATR-72 fleets, (b) an impairment charge of $3.4 million to fair value our commercial real estate assets; and (b) an approximately $3.1 million write-off for discontinued software-related projects as a result of the COVID-19 pandemic.

Other expense

The decrease in other expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the three and six months ended June 30, 2020. We expect other expense to decline in the second half of 2020 versus the comparable prior year period due to the capacity reductions discussed above.

Nonoperating Income (Expense)

Net nonoperating expense increased by $5.7 million, or 61.6%, and $2.3 million, or 18.0% during the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase in expense was primarily attributed to the movement of realized and unrealized gains and losses associated with our fuel and foreign currency derivative instruments, which are not designated for hedge accounting under ASC 815 and the movement of unrealized gains and losses on our debt instruments denominated in foreign currency.

Income Taxes

Our effective tax rate was 29.9% and 27.4% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rate represents a blend of federal and state taxes and includes the impact of certain nondeductible items. The effective tax rate for the three and six months ended June 30, 2020 includes the impact of the nondeductible goodwill impairment and reflects a tax benefit resulting from the rate differential from NOLs generated in recent periods, which were carried back to prior years.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $760.9 million as of June 30, 2020, compared to $618.7 million as of December 31, 2019. As a result of COVID-19, we have taken, and are continuing to take, actions to increase liquidity and augment our financial position, which include:

•On March 16, 2020, we drew down fully from our previously undrawn $235.0 million revolving credit facility,
•We suspended dividend payments, and the repurchase of, our common stock,

•During the three and six months ended June 30, 2020, we received $214.2 million in grants and $49.0 million in loans pursuant to the PSP. As of June 30, 2020, we have approximately $124.2 million remaining in PSP proceeds to be utilized and expect to receive an additional $29.4 million in July 2020.
•In June 2020, we entered into an LOI with the Treasury, and are eligible to receive up to $364 million in loans through the ERP. We are evaluating the terms of ERP and have until September 2020 to decide if we will accept the loans.

We continue to explore and pursue options to raise additional financing by leveraging our unencumbered aircraft, which as of June 30, 2020, included 36 aircraft with an estimated fair value of $860 million.

Our current average estimated daily cash burn for July through September 2020 is approximately $3.2 million per day. This amount includes operating cash outflows, capital expenditures, debt service and interest payments, and assumes offsetting cash inflows and refunds in June 2020 continue through September 2020 in approximately the same amounts.

We cannot assure you that the assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced such an unprecedented event impacting global travel, and as a consequence, our ability to predict the impacts of the COVID-19 pandemic is uncertain. In addition, the magnitude and duration of the COVID-19 pandemic is uncertain. However, based on our assumptions and estimates with respect to the temporary suspension of nearly the entirety of our operations, and our financial condition, we believe that the liquidity described in the preceding paragraphs will be sufficient to fund our liquidity requirements over at least the next twelve months.

As of June 30, 2020, our current liabilities exceeded our current assets by approximately $74.6 million. However, approximately $553.6 million of our current liabilities relate to our advanced ticket sales and frequent flyer deferred revenue, both of which largely represent revenue to be recognized for future travel.

Cash Flows

Net cash provided by operating activities was $3.5 million and $311.2 million during the six months ended June 30, 2020 and 2019, respectively. Operating cash flows are primarily derived from providing air transportation to customers. The vast majority of tickets are purchased in advance of when travel is provided, and in some cases, several months before the anticipated travel date. Our operating cash flows during the six months ended June 30, 2020 were largely impacted by the adverse impact of the COVID-19 pandemic on our financial results.
Cash used in investing activities was $14.5 million and $117.7 million during the six months ended June 30, 2020 and 2019, respectively. Investing activities included capital expenditures, primarily related to aircraft and other equipment, and the purchases and sales of short-term investments. During the six months ended June 30, 2020, capital expenditures were approximately $94.0 million, the majority of which relate to predelivery payments for our Boeing 787-9 aircraft deliveries and the purchase of our last A321neo aircraft in May 2020, as compared with $151.6 million in capital expenditures during the six months ended June 30, 2019. During the six months ended June 30, 2020, our purchases and sales of short-term investments resulted in net cash inflow of $79.5 million as compared to net cash inflow of $35.8 million during the same period in 2019.
Net cash provided by financing activities was $230.5 million during the six months ended June 30, 2020 as compared to net cash used in financing activities of $120.8 million during the six months ended June 30, 2019, in part because during the six months ended June 30, 2020, we drew $235.0 million from our revolving credit facility, as further discussed in Note 9 in Notes to Consolidated Financial Statements. Additionally, in the six months ended June 30, 2020, we repaid $39.1 million in scheduled debt and finance lease obligations, as compared to $77.5 million during the same period in 2019. During the six months ended June 30, 2020, we returned $13.0 million to our shareholders through a combination of share repurchases and dividend payments, as compared to $42.2 million during the same period in 2019.
Covenants
We were in compliance with covenants in our financing agreements at June 30, 2020.

Capital Commitments

As of June 30, 2020, we had the following capital commitments consisting of firm aircraft and engine orders and purchase rights:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2021 and 2025

General Electric GEnx spare engines:
B787-9 spare engines	2	2	Between 2021 and 2023

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

Stock Repurchase Program and Dividends

In November 2018, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $100 million of our outstanding common stock over a two-year period through December 2020. The stock repurchase program was subject to further modification or termination at any time. In March 2020, we indefinitely suspended all repurchases under the approved repurchase plan in connection with our receipt of financial assistance under the CARES Act, which restricts us from repurchasing shares through September 30, 2021. We spent $7.5 million and $30.7 million to repurchase and retire approximately 0.3 million shares and 1.1 million shares of our common stock in open market transactions during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, we declared and paid cash dividends of $0.12 per share, totaling $5.5 million, which was paid on February 28, 2020, to stockholders of record as of February 14, 2020. Our receipt of financial assistance under the CARES Act restricts us from making any dividend payments through at least September 30, 2021.

Credit Card Holdbacks

Under our bank-issued credit card processing agreements, proceeds from advance ticket sales may be held back to serve as collateral to cover any possible chargebacks or other disputed charges that may occur. As of June 30, 2020 and December 31, 2019, there were no holdbacks held with our credit card processors. In the event of a material adverse change in our business, the credit card processor could increase holdbacks to an amount up to 100% of the outstanding credit card tickets that are unflown (e.g., Air traffic liability, excluding frequent flyer deferred revenue), which would result in the restriction of cash. If we were unable to obtain a waiver of, or otherwise mitigate the increase in the restriction of cash, it could have a material impact on our operations, business or financial condition.

Pension and Postemployment Benefit Plan Funding

During the three and six months ended June 30, 2020 and 2019, we were not required to, and did not make contributions to our defined benefit and other postretirement plans. Future funding requirements for our defined benefit and other postretirement plans are dependent upon many factors such as interest rates, funded status, applicable regulatory requirements and the level and timing of asset returns. Given available funding credits in the defined benefit plan and the financial uncertainties of the COVID-19 pandemic on our business, we do not anticipate any cash contributions to our defined benefit plan during 2020.

Contractual Obligations

Our estimated contractual obligations as of June 30, 2020 are summarized in the following table:

Contractual Obligations	Total	Remaining in 2020	2021 - 2022	2023 - 2024	2025 and thereafter
	(in thousands)
Debt obligations, including principal and interest (1)	$956,189	$35,458	$454,709	$124,998	$341,024
Finance lease obligations, including principal and interest (2)	182,564	14,125	55,098	44,991	68,350
Operating lease obligations (3)	718,880	51,878	191,870	162,385	312,747
Aircraft purchase commitments (4)	1,562,968	97,910	752,440	601,117	111,501
Other commitments (5)	452,109	41,359	156,529	122,956	131,265
Projected employee benefit contributions (6)	46,000	—	33,700	8,200	4,100
Total contractual obligations	$3,918,710	$240,730	$1,644,346	$1,064,647	$968,987

(1) Represents scheduled and estimated interest payments under our long-term debt based on interest rates specified in the applicable debt agreements. Principal and interest payments for debt denominated in Japanese Yen is estimated using the spot rate as of June 30, 2020.

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

(5) Amounts include commitments for services provided by third parties for aircraft maintenance, IT, capacity purchases, and reservations. Total contractual obligations do not include long-term contracts where the commitment is variable in nature (with no minimum guarantee), such as aircraft maintenance deposits due under operating leases and fees due under certain other agreements such as aircraft maintenance power-by-the-hour, computer reservation systems and credit card processing agreements, or when the agreements contain short-term cancellation provisions.

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

Non-GAAP Financial Measures

We believe the disclosure of non-GAAP financial measures is useful information to readers of our financial statements because:

•We believe it is the basis by which we are evaluated by many industry analysts and investors;

•These measures are often used in management and Board of Directors decision making analysis;

•It improves a reader’s ability to compare our results to those of other airlines; and

•It is consistent with how we present information in our quarterly earnings press releases.

See table below for reconciliation between GAAP consolidated net income to adjusted consolidated net income, including per share amounts (in thousands unless otherwise indicated). The adjustments are described below:

•During the three and six months ended June 30, 2020, the effective tax rate included a $9.2 million and $23.4 million, respectively, tax benefit resulting from the rate differential between the prevailing tax rate of 21% during the years that generated the net operating losses and the previous tax rate of 35% that was in effect during the years to which net operating losses were carried back as a result of the enactment of the CARES Act. This benefit is attributed to the enactment of the CARES Act and we believe that exclusion of this tax benefit provides investors comparability of results between periods.
•During the three and six months ended June 30, 2020, we recognized $111.6 million in contra-expense related to grant proceeds from the PSP. The grant proceeds are recognized in proportion to estimated wages and benefits expense over the period the PSP covers. We expect to utilize all proceeds from the PSP by the end of 2020.
•Changes in fair value of derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of fuel derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
•Changes in fair value of foreign currency derivative contracts, net of tax, are based on market prices for open contracts as of the end of the reporting period. This line item includes the unrealized amounts of foreign currency derivatives (not designated as hedges) that will settle in future periods and the reversal of prior period unrealized amounts. We believe that excluding the impact of these derivative adjustments helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
•During the three and six months ended June 30, 2019, we recorded a gain on disposal for Boeing 767-300 aircraft equipment of $0.9 million and $1.9 million, respectively, in conjunction with the retirement of our Boeing 767-300 fleet.
•Unrealized loss (gain) on foreign debt is based on the fluctuation in exchanges rates and the measurement of foreign-denominated debt to our functional currency. We believe that excluding the impact of these amounts helps investors analyze our operational performance and compare our results to other airlines in the periods presented below.
Special Items

•On April 3, 2020, we received notification from the AFA that the CBA was ratified by its members. The ratified CBA provided for, among other things, a ratification payment, payable over twelve months. During the six months ended June 30, 2020, we recorded a $23.5 million ratification bonus, of which $20.2 million related to service prior to January 1, 2020, and was recorded as a Special Item in the unaudited Consolidated Statements of Operations.
•During the three months ended March 31, 2020, we recognized a goodwill impairment charge of $106.7 million, recorded as a Special Item. Refer to Note 2 in the Notes to Consolidated Financial Statements for additional discussion.
•During the three and six months ended June 30, 2020, we recognized a charge of $34.0 million associated with the impairment of certain of our long-lived assets. Refer to Note 2 in the Notes to the Consolidated Financial Statements for additional discussion.

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share	Total	Diluted Net Loss Per Share	Total	Diluted Net Income Per Share
	(in thousands, except for per share data)
GAAP Net Income (Loss), as reported	$(106,904)	$(2.33)	$57,833	$1.21	$(251,276)	$(5.47)	$94,191	$1.96
Adjusted for:
CARES Act - carryback of additional NOLs	(9,238)	(0.20)	—	—	(23,394)	(0.51)	—	—
CARES Act grant recognition	(111,560)	(2.43)	—	—	(111,560)	(2.43)	—	—
Changes in fair value of fuel derivative contracts	(2,567)	(0.06)	169	—	799	0.02	(3,245)	(0.07)
Gain on sale of aircraft equipment	—	—	(851)	(0.02)	—	—	(1,948)	(0.04)
Unrealized loss (gain) on foreign debt	1,679	0.04	2,167	0.05	2,422	0.05	1,537	0.03
Unrealized loss (gain) on non-designated fx positions	612	0.01	—	—	(200)	—	—	—
Special items	34,014	0.74	—	—	160,918	3.50	—	—
Tax effect of adjustments	19,253	0.42	(386)	(0.01)	13,430	0.29	951	0.02
Adjusted Net Income (Loss)	$(174,711)	$(3.81)	$58,932	$1.23	$(208,861)	$(4.55)	$91,486	$1.90

Operating Costs per Available Seat Mile (CASM)

We have listed separately in the table below our fuel costs per ASM and our non-GAAP unit costs, excluding fuel and special items. These amounts are included in CASM, but for internal purposes we consistently use unit cost metrics that exclude fuel and special items (if applicable) to measure and monitor our costs.

CASM and CASM-excluding aircraft fuel, gain on sale of aircraft and equipment, and special items, are summarized in the table below:

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	(in thousands, except as otherwise indicated)
GAAP Operating Expenses	$208,968		$623,308		$936,208		$1,227,383
Adjusted for:
Aircraft fuel, including taxes and delivery	(7,003)		(140,600)		(120,481)		(266,704)
CARES Act PSP grant recognition	111,560		—		111,560		—
Gain on sale of aircraft and equipment	—		851		—		1,948
Special items	(34,014)		—		(160,918)		—
Adjusted Operating Expenses	$279,511		$483,559		$766,369		$962,627
Available Seat Miles	409,490		5,157,677		5,389,019		10,009,598
CASM - GAAP	51.03	¢	12.09	¢	17.37	¢	12.26	¢
Adjusted for:
Aircraft fuel, including taxes and delivery	(1.70)		(2.73)		(2.23)		(2.66)
CARES Act PSP grant recognition	27.24		—		2.07		—
Gain on sale of aircraft and equipment	—		0.02		—		0.02
Special items	(8.31)		—		(2.99)		—
Adjusted CASM	68.26	¢	9.38	¢	14.22	¢	9.62	¢

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

Critical accounting policies and estimates are defined as those accounting policies and accounting estimates that are reflective of significant judgments and uncertainties that potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended June 30, 2020, except as discussed below. For more information on our critical accounting policies, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the first quarter of 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove our stock price to 52-week lows and significantly reduced future cash flow projections. We qualitatively assessed that an impairment loss may have been incurred as of March 31, 2020 and performed an interim test of the recoverability of our goodwill and indefinite-lived intangible assets. We determined that the estimated fair value of our one reporting unit was less than its carrying value and that the deficit between fair value and the carrying value of the reporting unit exceeded the amount of goodwill on the unaudited Consolidated Balance Sheet, leading to the recognition of a goodwill impairment charge of $106.7 million in the first quarter of 2020.

Fair value was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and a market approach. The valuation methodology and underlying financial information included in our determination of fair value required significant judgments by management. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which we operates.

As of June 30, 2020, we had approximately $13.5 million in indefinite-lived intangible assets subject to impairment. We determined that the fair value of our indefinite-lived intangible assets exceeded their carrying value and was not impaired.

Long-Lived Assets

Our long-lived assets, consisting principally of aircraft and other non-aircraft equipment, are classified as property and equipment, net on the unaudited Consolidated Balance Sheet, and have a recorded value of approximately $2.3 billion at June 30, 2020. We review long-lived assets used in operations for impairment when events and circumstances indicate the assets may be impaired.

Based on our evaluation, including consideration of the continuing impact of the COVID-19 pandemic and revised financial projections, we identified indicators of impairment related to our long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. Based on our evaluation, it was determined that the net carrying values of our ATR-42 and ATR-72 fleets and assets held under our commercial real estate subsidiary, were not recoverable through the generation of future undiscounted cash flows as of June 30, 2020.

We estimated the fair value of our ATR-42 and ATR-72 fleets using a third party valuation, which takes into consideration market pricing information, amongst other factors, and resulted in a $27.5 million impairment charge. We estimated the fair value of our commercial real-estate entity using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, and resulted in a $3.4 million impairment charge. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which we operates.

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

ITEM 4.                                                CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that the information required to be disclosed by us in reports we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                       RISK FACTORS.

BUSINESS RISKS

The global COVID-19 pandemic has had and is expected to continue to have a material adverse impact on our operations and financial performance. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely affect our business operations, liquidity, financial performance, results of operations, financial position or the achievement of our strategic objectives.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for goods and services), and significant volatility in and disruption to financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategy and initiatives, remains uncertain. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and our workforce); the impact of the pandemic and actions taken in response to it on global and regional economies and travel; the availability of federal, state, or local funding programs; general economic uncertainty in global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Financial risks: In response to the COVID-19 pandemic, we have experienced a significant decrease in demand for air travel and reduced load capacity on flights currently operated. For the three months ended June 30, 2020, our revenue was $60.0 million, down $652.2 million from the same period in 2019. As of June 30, 2020, our cash, cash equivalents and short term investments were $760.9 million. Our current average estimated daily cash burn for July through September 2020 is approximately $3.2 million per day. This amount includes operating cash outflows, capital expenditures, debt service and interest payments, and assumes that offsetting cash inflows and refunds in June 2020 continue through September 2020 in approximately the same amounts. Our average daily cash burn for the quarter ended June 30, 2020 following the methodology above was $3.6 million. Despite our efforts to preserve cash and reduce our cash burn, we can give no assurance that we will be successful in these efforts, and continued cash burn and sustained reduction in demand for air travel will have a material adverse impact on our business operations, financial performance and results of operations.

•Operations- and customer-related risks: Across our business, we are facing increased operational challenges, including low demand for air travel, significant reductions in our flight schedule, decreased passenger traffic on our current routes, high-volume customer service requests for refunds and cancellations, the need to protect employee and customer health and safety, site shutdowns, workplace disruptions, need for contract modifications and cancellations, and other restrictions on business operations and the movement of people, including a 14-day quarantine requirement for all travelers to the state of Hawai‘i and certain measures being taken on flights to minimize transmission of COVID-19. We have implemented enhanced safety measures to protect the health and safety of our passengers and employees, and may be required, or determine, to take additional safety measures to minimize the transmission of COVID-19 that may further impact our operations and results of operations. Additionally, our current planning scenario for recovery from the pandemic assumes a 15-25% reduction in our anticipated flight schedule for the summer of 2021 and related reductions in headcount, including the use of voluntary reduction options to mitigate involuntary reductions. These and similar factors related directly and indirectly to the COVID-19 pandemic adversely impact our business. We expect that the longer the period of economic disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

•Liquidity- and funding-related risks: While we are seeking support under the CARES Act and have fully drawn our committed credit line, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Additionally, our credit rating was recently downgraded by ratings agencies and there can be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our business or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. For example, we estimate that our unencumbered aircraft have a current market value of approximately $860 million for financing purposes, and we may seek to raise additional capital through aircraft financings in the future. In light of current market conditions, any such financings are likely to reflect loan-to-value ratios and interest rates and other terms and conditions less favorable than our recent aircraft financings.

•Legal and regulatory risks: While we are endeavoring to take all reasonable precautions and instituting numerous health and safety measures to protect our guests and our employees, there can be no assurance that guests will not be exposed to COVID-19 while traveling, or that our employees will not be exposed to COVID-19 while working. Should such exposure be determined to have been caused while traveling or working, notwithstanding the steps we take to protect our guests and employees, we may be subject to civil lawsuits or employee grievances that give rise to legal liability. Furthermore, while the airline industry is committed to the safety of our guests and employees and has taken and will continue to take all necessary precautions, there can be no assurance that federal legislation or federal regulation will not be enacted that increase our costs or increase our exposure to claims of non-compliance.

At this time, we are also not able to predict whether the COVID-19 pandemic will result in permanent changes to our customers’ behavior, with such changes including but not limited to a lasting or permanent reduction in leisure travel and more broadly a general reluctance to travel by consumers, each of which could have a material impact on our business. Currently, the COVID-19 pandemic has produced several trends with recent travelers, each possibly having an effect on future operations:

•Travelers have indicated they are wary of airports and commercial aircraft, where they may view the risk of contagion as increased; and

•Travelers may be dissuaded from flying due to possible enhanced COVID-19-related screening measures which are being implemented across multiple markets we serve.

The COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect. The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section, including, but not limited to, our dependence on Hawaiian leisure travel, our competitiveness, demand for air travel generally and our services specifically, shifting consumer preferences and our substantial outstanding indebtedness.

ECONOMIC RISKS

Our business is affected by global economic volatility, including the current economic downturn precipitated by the COVID-19 pandemic.

Our business and results of operations are significantly impacted by general world-wide economic conditions, including the current economic downturn related to the COVID-19 pandemic. Demand for discretionary air travel and vacations to, from and within the Hawaiian Islands has declined and remains unpredictable, which has negatively impacted our results of operations and financial condition. Our business depends on the demand for air travel to, from and within the Hawaiian Islands. Further deterioration or instability in demand resulting from travel restrictions, ongoing economic uncertainty or further recession may result in sustained reduction in our passenger traffic and/or increased competitive pressure on fares in the markets we serve, which could continue to negatively impact our results of operations and financial condition. There can be no assurance that we will be able to offset such revenue reductions by reducing our costs or seeking relief through the CARES Act or other potential financing arrangements or other programs or opportunities.

Our business is highly dependent on tourism to, from, and amongst the Hawaiian Islands and our financial results have been impacted and may continue to be impacted by the current and any future downturn in tourism levels.

Our principal base of operations is in Hawai‘i and our revenue is linked primarily to the number of travelers (mainly tourists) to, from and amongst the Hawaiian Islands. As a result of the COVID-19 pandemic and government mandates related to travel and business operations, we have experienced a significant decline in the demand for travel to, from and amongst the Hawaiian Islands. On March 21, 2020, the State of Hawai‘i implemented a 14-day quarantine applicable to passengers traveling to Hawai‘i or between the Hawaiian Islands. While restrictions related to travel between the Hawaiian Islands were removed on

June 16, 2020, restrictions on travel to Hawai‘i have been extended until at least through the end of August 2020. While the Governor of Hawai‘i has mentioned the possibility of lifting quarantine restrictions for passengers traveling to Hawai‘i who can demonstrate that they have tested negative for COVID-19 prior to travelling to Hawai‘i, there is no certainty whether and when such restrictions will be eliminated. These measures, which may be lifted and reinstated as the infection rates of COVID-19 change, deter travel and have a significant impact on our business operations.

Additionally, Hawai‘i tourism levels are generally affected by the economic and political climate impacting air travel and tourism markets, including the availability of hotel accommodations, the popularity of tourist destinations relative to other vacation destinations, and other global factors including health crises, natural disasters, safety, and security. As a result of the COVID-19 pandemic, there has been a significant decline in air travel due to government mandates and general public health concerns. Additionally, tourism has declined as various public events, attractions and venues have been closed or cancelled. We cannot predict when these closures will end and cancellations diminish or when tourism levels will recover. Additionally, from time to time, various events and industry-specific problems such as labor strikes have had a negative impact on tourism generally or in Hawai‘i specifically. The occurrence of natural disasters, such as hurricanes, earthquakes, volcanic eruptions, and tsunamis, in Hawai‘i or other parts of the world, could also have an adverse effect or compound the existing adverse effect of the COVID-19 pandemic on tourism. In addition, the potential or actual occurrence of terrorist attacks, wars, and/or the threat of other negative world events have had, and may in the future have, a material adverse effect on or compound the current effect of the COVID-19 pandemic on tourism.

Our business is highly dependent on the price and availability of fuel.

Our results and operations are heavily impacted by the price and availability of jet fuel. The cost and availability of jet fuel remains volatile and is subject to political, economic, and market factors that are generally outside of our control. Prices may be affected by many factors including, without limitation, the impact of political instability, crude oil production and refining capacity, unexpected changes in the availability of petroleum products due to disruptions to distribution systems or refineries, unpredicted increases in demand due to weather or the pace of global economic growth, inventory reserve levels of crude oil and other petroleum products, the relative fluctuation between the U.S. dollar and other major currencies, and the actions of speculators in commodity markets. The cost of jet fuel has been especially volatile recently due to the negative impact of the COVID-19 pandemic on the demand for oil. Because of the effects of these factors on the price and availability of jet fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. Also, due to the competitive nature of the airline industry, there can be no assurance that we will be able to increase our fares or other fees to sufficiently offset any increase in fuel prices.

While we enter into derivative agreements to protect against the volatility of fuel costs, uncertainty related to the demand for air travel makes it difficult to accurately forecast our future fuel consumption, and as a result, we are unable to predict the effectiveness of hedging as a means of managing increases in the cost of fuel in the future.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further information regarding our exposure to foreign currency exchange rates.

Our business is exposed to foreign currency exchange rate fluctuations.

Prior to the COVID-19 pandemic, our business had been expanding internationally with an increasing percentage of our passenger revenue generated from our International routes. The fluctuation of the U.S. dollar relative to foreign currencies can significantly affect our results of operations and financial condition. To manage the effects of fluctuating exchange rates, we periodically enter into foreign currency forward contracts and execute payment of expenditures in those locations in local currency. We entered into Japanese Yen denominated debt agreements totaling $227.9 million and $86.5 million in 2019 and 2018, respectively. If our business is able to expand internationally, there is no assurance that these agreements will protect us against foreign currency exchange rate fluctuations during unfavorable market conditions or that our counterparties will be able to perform under these hedge arrangements.

See Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further information regarding our exposure to foreign currency exchange rates.

LIQUIDITY RISKS

Our financial liquidity could be adversely affected by credit market conditions.

Our business requires access to capital markets to finance equipment purchases, including aircraft, and to provide liquidity in seasonal or cyclical periods of weaker revenue generation. In particular, we will face specific funding requirements with respect to our obligation under purchase agreements with Boeing to acquire new aircraft. We may finance these upcoming aircraft deliveries; however, the unpredictability of global credit market conditions, including related to the current COVID-19 pandemic, may adversely affect the availability of financing or may result in unfavorable terms and conditions.

Our current unencumbered aircraft can be financed to increase our liquidity, but such financings may be subject to unfavorable terms. We estimate that our unencumbered aircraft has a current market value of approximately $860 million for financing purposes, and we may seek to raise additional capital through aircraft financings in the future. In light of current market conditions, any such financings are likely to reflect loan-to-value ratios and interest rates and other terms and conditions less favorable than our recent aircraft financings.

Additionally, our credit rating was recently downgraded by ratings agencies and there can be no assurance that we will not face additional credit rating downgrades as a result of weaker than anticipated performance of our business or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets.

We can offer no assurance that financing we may need in the future will be available when required or that the economic terms on which it is available will not adversely affect our financial condition. If we cannot obtain financing or we cannot obtain financing on commercially reasonable terms, our business and financial condition may be adversely affected.

Our debt could adversely affect our liquidity and financial condition, and include covenants that impose restrictions on our financial and business operations.

As of June 30, 2020, we had $811.3 million in outstanding commercial debt, excluding funds borrowed under the PSP. Our debt and related covenants could:

•require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other operational purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•limit, along with the financial and other restrictive covenants in the agreements governing our debt, our ability to borrow additional funds;
•place us at a competitive disadvantage compared to other less leveraged competitors and competitors with debt agreements on more favorable terms than us; and
•adversely affect our ability to secure additional financing in the future on acceptable terms or at all, which would impact our ability to fund our working capital, capital expenditures, acquisitions or other general purpose needs.

These agreements require us to meet certain covenants. If we breach any of these covenants we could be in a default under these facilities, which could cause our outstanding obligations under these facilities to accelerate and become due and payable immediately, and could also cause us to default under our other debt or lease obligations and lead to an acceleration of the obligations related to such other debt or lease obligations. The existence of such a default could also preclude us from borrowing funds under other credit facilities.

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

We have entered into loan agreements with the U.S. Treasury pursuant to the CARES Act that have certain operating and other restrictions.

As a condition of receiving grants and loans under the PSP under the CARES Act, we agreed to, among other things: refrain from conducting involuntary furloughs or reducing employee rates of pay or benefits through September 30, 2020; limit executive compensation through March 24, 2022; suspend payment of dividends and stock repurchases through September 30, 2021; and comply with certain reporting requirements. We are also required to continue to provide air service to markets served prior to March 1, 2020 until March 1, 2022, to the extent determined reasonable and practicable by the DOT and subject to exemptions granted to us by the DOT given the absence of demand for such services. The restrictions placed on us as part of our participation in the PSP under the CARES Act, including restrictions on use of funds, staffing, pay reduction, stock buy-backs and dividends may negatively affect our financial and business operations.

Furthermore, we entered into an LOI with the Treasury pursuant to which we are eligible to receive up to $364 million in ERP loans through the CARES Act. If we receive such a loan, we will be subject to restrictions as a condition of receiving the loan, including maintenance of March 2020 employment levels through September 2020, a prohibition on stock buybacks and dividends until a year after repayment, limitations on executive compensation until a year after repayment and an obligation to maintain our March 2020 routes (to the extent not exempted by the DOT) until March 2022. These restrictions may affect our financial and business operations.

We are required to maintain reserves under our credit card processing agreements which could adversely affect our financial and business operations.

Under our bank-issued credit card processing agreements, certain proceeds from advance ticket sales may be held back to serve as collateral to cover chargebacks or other disputed charges that may occur. As of June 30, 2020, there were no holdbacks by our credit card processors.

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

The airline industry is characterized by low profit margins, high fixed costs, and significant price competition. We compete with other airlines on all of our Domestic and International routes. The commencement of, or increase in, service on our routes by existing or new carriers at competitive prices could negatively impact our operating results. Most of our competitors are much larger and have greater financial resources and brand recognition than we do. Aggressive marketing tactics or a prolonged fare competition initiated by one or more of these competitors could adversely affect our financial resources and our ability to compete in these markets. Additionally, our competitors have been and may continue to be more successful in navigating the challenges related to COVID-19, including, having easier access to additional capital and more favorable lending terms, which could impact our ability to compete successfully in the future. Since airline markets have few natural barriers to entry, we also face the constant threat of new entrants in all of our markets.

Additional capacity to or within Hawai‘i, whether from network carriers or low-cost carriers, could decrease our share of the markets in which we operate, could cause a decline in our yields, or both, including in light of industry-wide reductions in air travel due to the COVID-19 pandemic, which could have a material adverse effect on our results of operations and financial condition.

The concentration of our business within Hawai‘i, and between Hawai‘i and the U.S. mainland, provides little diversification of our revenue and could be exacerbated by the effects of the COVID-19 pandemic.

During the six months ended June 30, 2020, approximately 74% of our passenger revenue was generated from our Domestic routes. Most of our competitors, particularly major network carriers with whom we compete on North American routes, enjoy greater geographical diversification of their passenger revenue. As Domestic routes account for a significantly higher proportion of our revenue than they do for most of our competitors, a proportionately higher decline in demand for our domestic routes generally due to the COVID-19 pandemic is likely to have a relatively greater adverse effect on our financial results than on those of our competitors. Additionally, reductions in the level of demand for travel to, from, and within Hawai‘i, such as those caused by government restrictions on travel to and business operations within Hawai`i, including the 14-day quarantine order previously in place for travelers within Hawai‘i and currently in place for travelers to Hawai‘i, has reduced the revenue we are able to generate from our routes and adversely affected our financial results. Sustained reduction in our Domestic routes and continued industry capacity of major network carriers on routes to, from and within Hawai‘i is likely to continue to adversely affect our financial results.

Our business is affected by the competitive advantages held by network carriers in the North America market.

During the six months ended June 30, 2020, approximately 54% of our passenger revenue was generated from our North America routes. The majority of competition on our North America routes is from network carriers such as Alaska Airlines,

American Airlines, Delta Air Lines, Southwest Airlines, and United Airlines, all of whom have a number of competitive advantages. Primarily, network carriers generate passenger traffic from and throughout the U.S. mainland, which enables them to attract higher customer traffic levels as compared to us.

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

During the six months ended June 30, 2020, approximately 20% of our passenger revenue was generated from our Neighbor Island routes. Prior to the COVID-19 pandemic, certain of our competitors increased capacity to and within Hawai‘i by introducing new routes and increasing the frequency of existing routes from North America to Hawai‘i and by the introduction of additional flights within the neighbor islands. We are unable to predict competitor capacity related to air travel to Hawai‘i or between the neighbor islands, including any impact that the COVID-19 pandemic may have on such capacity. Any increased competitor capacity that decreases our share of traffic to Hawai‘i or between the neighbor islands could ultimately have a material adverse effect on our results of operations and financial condition.

Our International routes are affected by competition from domestic and foreign carriers.

During the six months ended June 30, 2020, approximately 26% of our passenger revenue was generated from our International routes. When our operations are not constrained by restrictions related to the COVID-19 pandemic, our competitors on these routes include both domestic and foreign carriers. Both domestic and foreign competitors have a number of competitive advantages that may enable them to attract higher customer traffic levels as compared to us.

Many of our domestic competitors are members of airline alliances, which provide customers access to each participating airline’s international network, allowing for convenience and connectivity to their destinations. These alliances formed by our domestic competitors have increased in recent years. In some instances, our domestic competitors have been granted antitrust exemptions to form joint venture arrangements in certain geographies, further deepening their cooperation on certain routes. To mitigate this risk, we rely on code-share agreements with partner airlines to provide customers access to international destinations currently unserved by us.

Many of our foreign competitors are network carriers that benefit from network feed to support international routes on which we compete. In contrast, we lack a comparable direct network to feed passengers to our international flights, and are therefore more reliant on passenger demand in the specific destinations that we serve. Most network carriers operate from hubs, which can provide a built-in home base market of passengers. Passengers on our International routes, for the most part, do not originate in Hawai‘i, but rather internationally, in these foreign carriers’ home bases. We also rely on our code-share agreements and our relationships with travel agencies and wholesale distributors to provide customers access to and from International destinations currently unserved by us.

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

A number of our commercial partners, including credit card companies, have imposed data security standards or other obligations relating to privacy, data protection, or data security upon us. We strive to comply with applicable laws, regulations, policies, and contractual and other legal obligations relating to privacy, data protection, and data security. However, these legal, contractual, and other obligations may be interpreted and applied in new ways and/or in manners that are inconsistent, and may conflict with other rules or practices. Data privacy, data protection, and data security are active areas, with laws and regulations in these areas being frequently proposed, enacted, and amended, and existing laws and regulations subject to differing and evolving interpretations. New laws and regulations in these areas likely will be enacted.

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

We will continue our efforts to comply with new and increasing privacy, data protection, and information security obligations; however, it is possible that such obligations may require us to expend additional resources, and may be difficult or impossible for us to meet. Any failure to comply with applicable U.S. or foreign privacy, data protection, or data security laws or regulations, any privacy or security standards imposed by our commercial partners, or any other obligations we are or may become subject to relating to privacy, data protection, or information security, or any allegation or assertion relating to any of the foregoing may result in claims, regulatory investigations and proceedings, private litigation and proceedings, and other liability, all of which may adversely affect our reputation, business, results of operations and financial condition.

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

Actual or perceived security breaches or other security incidents could result in unauthorized use of or access to systems and networks, unauthorized, accidental, or unlawful access to, or disclosure, modification, misuse, loss or destruction of, our or our customers’ information, and may lead to litigation, indemnity obligations, regulatory investigations and other proceedings, severe reputational damage adversely affecting customer or investor confidence and causing damage to our brand, indemnity obligations, disruption to our operations, damages for contract breach, and other liability, and may adversely affect our revenues and operating results. Additionally, our service providers may suffer security breaches or other incidents that may compromise data stored or processed for us that may give rise to any of the foregoing.

Any such actual or perceived security breach or other incident may lead to the expenditure of significant financial and other resources in efforts to investigate or correct a breach, address and eliminate vulnerabilities, and to prevent future security breaches or incidents, as well as significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused, incentives offered to customers or other business partners in an effort to maintain business relationships after a breach, costs in connection with payment card replacement, and other liabilities. Certain breaches affecting payment card information or the environment in which such information is processed may also result in a loss of our ability to process credit cards or increased costs associated with doing so. We have incurred and expect to incur ongoing expenditures in an effort to prevent information security breaches and other security incidents.

We cannot be certain that our insurance coverage will be adequate for information security liabilities actually incurred or to cover any indemnification claims against us relating to any incident, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

We are increasingly dependent on technology and automated systems to operate our business.

We depend heavily on technology and automated systems to effectively operate our business. These systems include flight operations systems, communications systems, airport systems, reservations systems, management and accounting systems, commercial websites, including www.hawaiianairlines.com, and other IT systems, many of which must be able to accommodate high traffic volumes, maintain secure information and provide accurate flight information, as well as process critical financial transactions. Any substantial, extended, or repeated failures of these systems could negatively affect our customer service, compromise the security of customer information or other information stored on, transmitted by, or otherwise processed by these systems, result in the loss of important data, loss of revenue and increased costs, and generally harm our business. Additionally, loss of key talent required to maintain and advance these systems could have a material impact on our operations. Like other companies, our systems may be vulnerable to disruptions due to events beyond our control, including natural disasters, power disruptions, software or equipment failures, terrorist attacks, cybersecurity incursions, computer viruses and hackers. There can be no assurance that the measures we have taken to reduce the adverse effects of certain potential failures or disruptions are adequate to prevent or remedy disruptions of our systems. In addition, we will need to continuously make significant investments in technology to periodically upgrade and replace existing systems. If we are unable to make these investments or fail to successfully implement, upgrade or replace our systems, our business could be adversely impacted. We do not carry business interruption insurance sufficient to compensate us for the potentially significant losses, including the potential harm to our business, results of operations and financial condition that may result from system interruptions or system failures.

We are highly reliant on third-party contractors to provide certain facilities and services for our operations, and termination of our third-party agreements could have a potentially adverse effect on our financial results.

There are a limited number of qualified employees and personnel in the airline and information technology industry, especially within the Hawai‘i market. Due to these limitations, we have historically relied on outside vendors for a variety of services and functions critical to our business, including aircraft maintenance and parts, code-sharing, reservations, computer services including hosting and software maintenance, accounting, frequent flyer programs, passenger processing, ground facilities, baggage and cargo handling, personnel training, and the distribution and sale of airline seats. Our reliance on outside vendors may continue to increase in the future.

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

In addition, we have entered into collective bargaining agreements with our pilots, mechanical group employees, clerical group employees, flight attendants, and dispatchers. We cannot ensure that future agreements with our employees’ labor unions will be on terms in line with our expectations or comparable to agreements entered into by our competitors, and any future agreements may increase our labor costs or otherwise adversely affect our business. For example, in April 2020, the flight attendants of Hawaiian, represented by the Association of Flight Attendants, ratified an amended collective bargaining agreement, which among other things, includes a ratification payment, increased medical cost sharing, pay scale increases, and a one-time medical savings contribution to eligible flights attendants upon retirement.

Our operations may be adversely affected if we are unable to attract and retain qualified personnel and key executives.

We believe that our future success is dependent on the knowledge and expertise of our key executives and highly qualified management, technical, and other personnel. Attracting and retaining such personnel in the airline industry is highly competitive. We cannot be certain that we will be able to retain our key executives or attract other qualified personnel in the future, including in light of the restrictions on executive compensation imposed on us under the CARES Act. Any inability to retain our key executives, or other senior technical personnel, or attract and retain additional qualified executives, could have a negative impact on our operations.

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
Our route and network strategy (how we determine to deploy our fleet) includes initiatives to increase revenue, decrease costs, mature our network, and improve distribution of our sales channels. It is critical that we execute upon our planned strategy in order for our business to attain economies of scale and to sustain or improve our results of operations. As a result of the COVID-19 pandemic and related decline in air travel and safety protocols we have taken in response to the COVID-19 pandemic that reduce our maximum load capacity, we are not likely to be able to utilize and fill current capacity or any additional capacity provided by any additional aircraft entering our fleet, hire and retain skilled personnel, or secure the required equipment and facilities in a cost-effective manner at the levels previously anticipated. As a result, we are unlikely to be able to meaningfully develop and grow our new and existing markets in the near term, which may adversely affect our business and operations for an indeterminant time period. In addition, if we are unable to adequately contain our non-fuel unit costs, our financial results may suffer.

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

Due to the substantial fixed costs associated with operating an airline, there is a disproportionate relationship between the cost of operating each flight and the number of passengers carried. However, the revenue generated from a particular flight is directly related to the number of passengers carried and the respective average fares applied. Accordingly, a decrease in the number of passengers carried, and when applicable, the aggregate effect of decreasing flights scheduled, causes a corresponding decrease in revenue that is likely to result in a disproportionately greater decrease in profits. Therefore, the reduction in airline passenger traffic as a result of the COVID-19 pandemic and any future reductions as a result of the following or other factors, which are largely outside of our control, will likely harm our business, financial condition, and results of operations:

•decline in general economic conditions;
•continued threat of terrorist attacks and conflicts overseas;
•actual or threatened war and political instability;
•increased security measures or breaches in security;
•adverse weather and natural disasters;
•changes in consumer preferences, perceptions, or spending patterns;
•increased costs related to security and safety measures,
•decreased passenger load capacity as a result of the blocking of seats on aircraft as part of our safety protocols undertaken in response to the COVID-19 pandemic;
•increased fares as a result of increases in fuel costs;
•outbreaks of contagious diseases or fear of contagion; and
•congestion or major construction at airports and actual or potential disruptions in the air traffic control system.

Our results of operations are and may continue to be volatile due to the conditions identified above. We cannot ensure that our financial resources will be sufficient to absorb the effects of the COVID-19 pandemic or any unexpected events, including those identified above.

Our financial results and operations may be negatively affected by the State of Hawai‘i’s airport modernization plan.

The State of Hawai‘i has begun to implement a modernization plan encompassing the airports we serve within the State. Our landing fees and airport rent rates have increased to fund the modernization program. Additionally, we expect the costs for our Neighbor Island operations to increase more than the costs related to our North America and International operations due to phased adjustments of the airports’ funding mechanism. Consequently, costs related to the modernization program will have a greater impact on our operations as compared to our competitors, most of whom do not have significant Neighbor Island operations. We can offer no assurance that we will be successful in offsetting these cost increases through other cost reductions or increases in our revenue and, therefore, can offer no assurance that our future financial results will not be negatively affected by them.

Our operations may be disrupted if we are unable to obtain and maintain adequate facilities and infrastructure at airports within the State of Hawai‘i.

We must be able to maintain and/or obtain adequate gates, maintenance capacity, office space, operations areas, and ticketing facilities at the airports within the State of Hawai‘i to be able to operate our existing and proposed flight schedules. Failure to maintain such facilities and infrastructure may adversely impact our operations and financial performance.

Our business is subject to substantial seasonal and cyclical volatility.

Our results of operations reflect the impact of seasonal volatility primarily due to passenger leisure and holiday travel patterns. As Hawai‘i is a popular vacation destination, demand from North America, our largest source of visitors, is typically stronger during June, July, August and December and considerably weaker at other times of the year. Due to the widespread impact of the COVID-19 pandemic on the demand for air travel generally and travel to and within Hawai‘i specifically, we have seen a significant decline in demand for air travel for June 2020 and bookings for July 2020 as compared to prior years. Because of fluctuations in our results from seasonality, operating results for a historical period are not necessarily indicative of operating results for a future period and operating results for an interim period are not necessarily indicative of operating results for an entire year.

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

Airlines are subject to extensive regulatory requirements that result in significant costs. New, and modifications to existing, laws, regulations, taxes and airport rates, and charges imposed by domestic and foreign governments have been proposed from time to time that could significantly increase the cost of airline operations, restrict operations or reduce revenue. The Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement and other environmental concerns, commuter aircraft safety and increased inspections, and maintenance procedures to be conducted on older aircraft. A failure to be in compliance, or a modification, suspension or revocation of any of our DOT/FAA authorizations or certificates, would have a material adverse impact on our operations.

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

In addition to extensive government regulations, the airline industry is dependent on certain services provided by government agencies (DOT, FAA, U.S. Customs and Border Protection (“CBP”) and the Transportation Security Administration (“TSA”)). Furthermore, because of significantly higher security and other costs incurred by airports since September 11, 2001, many airports have significantly increased their rates and charges to airlines, including us, and may continue to do so in the future.

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

Many aspects of airlines’ operations are subject to increasingly stringent federal, state, local, and foreign laws protecting the environment. U.S. federal laws that have a particular impact on us include the Airport Noise and Capacity Act of 1990, the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, the Comprehensive Environmental Response Act and the Compensation and Liability Act. Compliance with these and other environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties. Governments globally are increasingly focusing on the environmental impact caused by the consumption of fossil fuels and as a result have proposed or enacted legislation which may increase the cost of providing airline service or restrict its provision. We expect the focus on environmental matters to increase.

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

The expansion of our operations into non-U.S. jurisdictions has expanded the scope of the laws and regulations to which we are subject, both domestically and internationally. Compliance with the laws and regulations of foreign jurisdictions and the restrictions on operations that these laws, regulations or other government actions may impose could significantly increase the cost of airline operations or reduce revenue. For example, various jurisdictions have imposed or are currently imposing restrictions that impede or restrict travel in response to the COVID-19 pandemic and a number of our destinations in Asia have been revising their privacy and consumer laws and regulations. For example, various non-U.S. jurisdictions that we serve have implemented restrictions on the entry of travelers during the COVID-19 pandemic. Limitations placed on our business as a result of these or other laws and regulations or failure to comply with evolving laws or regulations could result in significant penalties, criminal charges, costs to defend ourselves in a foreign jurisdiction, restrictions on operations and reputational damage. In addition, we operate flights on international routes regulated by treaties and related agreements between the U.S. and foreign governments, which are subject to change as they may be amended from time to time. Modifications of these arrangements could result in an inability to obtain or retain take-off or landing slots for our routes, route authorization and necessary facilities. Any limitations, additions or modifications to government treaties, agreements, regulations, laws or policies related to our international routes could have a material adverse impact on our financial position and results of operations.

We may be party to litigation or regulatory action in the normal course of business or otherwise, which could have an adverse effect on our operations and financial results.

From time to time, we are a party to or otherwise involved in legal or regulatory proceedings, claims, government inspections, investigations or other legal matters, both domestically and in foreign jurisdictions, including proceedings related to the COVID-19 pandemic. For example, due to cancelled or rescheduled flights in connection with the COVID-19 pandemic, several U.S. airlines, including us, have been subject to class action complaints citing violation of state consumer statutes for allegedly failing or refusing to refund passenger tickets on cancelled flights. We believe we have meritorious defenses and intend to vigorously contest the claims. Resolving or defending legal matters, however, can take months or years. The duration of such matters can be unpredictable with many variables that we do not control including adverse party or government responses. Litigation and regulatory proceedings are subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. In addition, an adverse resolution of a lawsuit, regulatory matter, investigation or other proceeding could have a material adverse effect on our financial condition and results of operations. We may be required to change or restrict our operations or be subject to injunctive relief, significant compensatory damages, punitive damages, penalties, fines or disgorgement of profits, none of which may be covered by insurance. We may have to pay out settlements that also may not be covered by insurance. There can be no assurance that any of these payments or actions will not be material. In addition, publicity of ongoing legal and regulatory matters may adversely affect our reputation.

Our insurance costs are susceptible to significant increases, and further increases in insurance costs or reductions in coverage could have an adverse effect on our financial results.

We carry types and amounts of insurance customary in the airline industry, including coverage for general liability, passenger liability, property damage, aircraft loss or damage, baggage and cargo liability, and workers’ compensation. We are required by the DOT to carry liability insurance on each of our aircraft. We currently maintain commercial airline insurance with a major group of independent insurers that regularly participate in world aviation insurance markets, including public liability insurance and coverage for losses resulting from the physical destruction or damage to our aircraft. However, there can be no assurance that the amount of such coverage will not change or that we will not bear substantial losses from accidents or damage to, or loss of, aircraft or other property due to other factors such as natural disasters. We could incur substantial claims resulting from an accident or damage to, or loss of, aircraft or other property due to other factors such as natural disasters in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition. While we have not yet seen an increase in our insurance premiums on account of the COVID-19 pandemic, we may experience increases as our policies become eligible for renewal.

Extended interruptions or disruptions in service have and could continue to have a material adverse impact on our operations.

Our financial results have been and may continue to be adversely affected by factors outside our control, including, but not limited to, flight cancellations, significant delays in operations, and facility disruptions, such as those caused by the current

COVID-19 pandemic. Our principal base of operations is in Hawai‘i and a significant interruption or disruption in service has had and may continue to have a serious impact on our business and results of operations. In addition to international health crises, such as the COVID-19 pandemic, natural disasters, such as hurricanes, earthquakes and tsunamis, may impact the demand for transportation in the markets in which we operate.

FLEET AND FLEET-RELATED RISKS
We are dependent on our limited number of suppliers for aircraft, aircraft engines and parts.

We are dependent on a limited number of suppliers (e.g. Airbus, Boeing, Rolls Royce, Pratt & Whitney) for aircraft, aircraft engines, and aircraft-related items. We are vulnerable to malfunction, failure or other problems associated with the supply and performance of these aircraft and parts and/or related operational disruptions, such as those caused by the COVID-19 pandemic. We do not yet know the full impact of operational disruptions of our suppliers and believe that such disruptions could result in reputational harm, increased parts and maintenance costs, and adverse effects on our financial position and results of operations.

Our agreements to purchase Boeing 787-9 aircraft represent significant future financial commitments and operating costs.
As of June 30, 2020, we had the following firm order commitments and purchase rights for additional aircraft:

Aircraft Type	Firm Orders	Purchase Rights	Expected Delivery Dates
A321neo aircraft	—	9	N/A
B787-9 aircraft	10	10	Between 2021 and 2025

We have made substantial pre-delivery payments for aircraft under existing purchase agreements and are required to continue these pre-delivery payments as well as make payments for the balance of the purchase price through delivery of each aircraft. Due to the current impacts of the COVID-19 pandemic, we are reevaluating these contracts. There can be no assurance, however, that we will be able to modify these contracts, reschedule the scheduled delivery dates for these aircraft, or take similar actions to the extent we seek to do so. These commitments substantially increase our future capital spending requirements and may require us to increase our level of debt in future years. We are continuing to evaluate our options to finance these orders. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.

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

We may never realize the full value of our long-lived assets such as aircraft and non-aircraft equipment, resulting in impairment and other related charges that may negatively impact our financial position and results of operations.

Economic and intrinsic triggers, which include the effects of the COVID-19 pandemic, extreme fuel price volatility, an uncertain economic and credit environment, unfavorable trends in historical or forecasted results of operations and cash flows, as well as other uncertainties, may cause us to record material impairments of our long-lived assets. Additionally, we could be subject to impairment charges in the future that could have an adverse effect on our financial position and results of operations in future periods. The risk of future material impairments has grown significantly as result of the effects of the COVID-19 pandemic on our business.

During the fiscal quarter ended March 31, 2020, the adverse economic impact and declining passenger demand attributed to the COVID-19 pandemic drove down our stock price to 52-week lows and significantly reduced our cash flows. We determined that the estimated fair value of our business was less than its carrying value. The deficit between the fair value and the carrying value of the assets exceeded the amount of goodwill on our financial statements and, therefore, we recognized a goodwill impairment charge of $106.7 million during the three months ended March 31, 2020.

As part of our response to COVID-19, discussed above, including substantial capacity reductions and the temporary grounding of the majority of its fleet, as well as reduced cash flow projections, we identified indicators of impairment of our long-lived assets. To determine whether impairment exists for aircraft used in operations, assets are grouped at the fleet-type level (the lowest level for which there are identifiable cash flows) and future cash flows are estimated based on projections of capacity, passenger mile yield, fuel costs, labor costs and other relevant factors. Based on our evaluation, including consideration of the continuing impact of the COVID-19 pandemic and revised financial projections, it was determined that the net carrying values of our ATR-42 and ATR-72 fleets and assets held under our commercial real estate subsidiary, were not recoverable through the generation of undiscounted future cash flows as of June 30, 2020.

We estimated the fair value of our ATR-42 and ATR-72 fleets using a third-party valuation, which resulted in a $27.5 million impairment charge. We estimated the fair value of the assets held in our commercial real-estate subsidiary using a combination of a market and income-based approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to its present value, resulting in a $3.4 million impairment charge. The principal assumptions used in our discounted cash flow analysis consisted of (a) the long-term projections of future financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to us and the industry in which we operate.

In addition, during the three and six months ended June 30, 2020, we identified and wrote-off $3.1 million related to software-related projects that were discontinued as a result of the COVID-19 pandemic.

COMMON STOCK RISKS

Our share price is subject to fluctuations.

The market price of our stock is influenced by many factors, many of which are outside of our control, and include the following:

•operating results and financial condition;
•changes in the competitive environment in which we operate;
•fuel price volatility including the availability of fuel;
•announcements concerning our competitors including bankruptcy filings, mergers, restructurings or acquisitions by other airlines;
•increases or changes in government regulation;
•general and industry specific market conditions;
•changes in financial estimates or recommendations by securities analysts; and
•sales of our common stock or other actions by investors with significant shareholdings.

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

Our certificate of incorporation and bylaws contain provisions that may make it difficult to remove our Board of Directors and management, and may discourage or delay a change of control, which could materially and adversely affect the price of our common stock. These provisions include, among others:

•the ability of our Board of Directors to issue, without further action by the stockholders, series of undesignated preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control;

•advance notice procedures for stockholder proposals to be considered at stockholders’ meetings and for nominations of candidates for election to our Board of Directors;
•the ability of our Board of Directors to fill vacancies on the board;
•a prohibition against stockholders taking action by written consent;
•a prohibition against stockholders calling special meetings of stockholders; and
•super-majority voting requirements to modify or amend specified provisions of our certificate of incorporation.

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

Our by-laws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, any other state or federal court located in the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws (as each may be amended or restated from time to time); or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Our amended and restated bylaws further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the Securities Act). Accordingly, stockholders may be limited in the forum in which they are able to pursue legal actions against us.

We cannot guarantee the repurchase of our common stock pursuant to our share repurchase program or continue to pay dividends on our common stock for the foreseeable future.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 18, 2020, we announced the suspension of our repurchase program and pursuant to our receipt of financial assistance under the CARES Act, we are prevented from executing stock repurchases through September 30, 2021. We had no stock repurchase activity during the three months ended June 30, 2020.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.                                                OTHER INFORMATION.

By-laws amendments

On July 27, 2020, our Board of Directors approved our amended and restated by-laws (the “Amended and Restated By-Laws”) to provide for a new Article 13. The Amended and Restated By-Laws provide that unless we consent otherwise, the federal district courts of the United States of America shall be the exclusive forum for any litigation asserting a claim under the Securities Act. An identical amendment was adopted by the Board of Directors of Hawaiian with respect to its by-laws.

The foregoing description of the Amended and Restated By-Laws does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Director appointments

On July 27, 2020, our Board of Directors appointed C. Jayne Hrdlicka and Michael E. McNamara to the Board of Directors, each to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, disqualification or removal.

There are no arrangements or understandings between either of Ms. Hrdlicka or Mr. McNamara and any other person pursuant to which either Ms. Hrdlicka or Mr. McNamara was selected as a director. In addition, there were no transactions in which Ms. Hrdlicka or Mr. McNamara has an interest that would require disclosure under Item 404(a) of Regulation S-K.

Each of Ms. Hrdlicka and Mr. McNamara will receive compensation for his or her service pursuant to our non-employee director compensation policy as described in our definitive proxy statement filed with the SEC on March 30, 2020. This includes an annual cash retainer of $70,000 plus $1,500 for each meeting of the Board of Directors that he or she attends in person and $750 for each meeting he or she attends telephonically, in each case, for meetings attended in excess of eight meetings (whether in-person or via telephone) during the twelve-month period beginning June 1 of each year.

Additionally, each of Ms. Hrdlicka and Mr. McNamara will receive; (1) an annual automatic RSU grant on the date of his or her appointment equal in number to the RSUs granted to each of our non-employee directors at the prior annual meeting of stockholders (the "Prior Annual Meeting") multiplied by a fraction with a numerator equal to 365 minus the number of days completed since the Prior Annual Meeting and a denominator equal to 365, with the number of RSUs determined rounded to the nearest whole share, vesting 100% on the day prior to the next annual meeting of stockholders, and (2) an annual automatic equity award on the date of each annual meeting of stockholders equal to the number of RSUs determined by dividing $100,000 by the trailing volume-weighted average price of our common stock over the 30 consecutive trading days prior to the date of grant, vesting 100% on the day prior to next year's annual meeting of stockholders. Additionally, Mr. McNamara and Ms. Hrdlicka and each of the their immediate families and parents will be eligible for certain travel privileges.

Each of Ms. Hrdlicka and Mr. McNamara will be entitled to the protections of our director indemnification agreement.

ITEM 6.                                                EXHIBITS.

Exhibit No.	Description

3.1	Amended and Restated By-laws of the Company.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Valuation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data Files (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWAIIAN HOLDINGS, INC.

Date:	July 28, 2020	By:	/s/ Shannon L. Okinaka
Shannon L. Okinaka
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)